Form 10-Q
period 1996-06-30
LIBBEY INC
filed 1996-08-08
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X)Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                             For Quarter Ended June 30, 1996

                                       or

         ( )Transition Report Pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934

                                   Libbey Inc.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                          1-12084                   34-1559357
- - - --------                          -------                   ----------
(State or other                   (Commission               (IRS Employer
jurisdiction of                   File No.)                 Identification No.)
incorporation or
organization)


                     420 Madison Avenue, Toledo, Ohio 43604
- - - --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  419-727-2100
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X   No
            -----   -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common Stock, $.01 par value - 15,032,200 shares at July 31, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The interim results of operations are not necessarily indicative of results for the entire year.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                         Three months ended June 30,
Revenues:                                     1996        1995
                                           ---------    --------
     Net sales                             $ 103,804    $ 84,006

     Royalties and net technical
         assistance income                       756         614
                                           ---------    --------
              Total revenues                 104,560      84,620

Costs and expenses:
     Cost of sales                            73,838      58,235

     Selling, general and administrative
         expenses                             12,561       9,793
                                           ---------    --------
                                              86,399      68,028
                                           ---------    --------

Income from operations                        18,161      16,592

Other income (expense):
     Interest expense - net                   (3,812)     (3,725)
     Other - net                                  35         (21)
                                           ---------    --------
                                              (3,777)     (3,746)
                                           ---------    --------

Income before income taxes                    14,384      12,846

Provision for income taxes                     5,682       5,173
                                           ---------    --------

Net income                                 $   8,702    $  7,673
                                           =========    ========
Net income per share                       $    0.56    $   0.50
                                           =========    ========
Dividends per share                        $   0.075    $  0.075
                                           =========    ========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                          Six months ended June 30,
Revenues:                                     1996        1995
                                           ---------    ---------
     Net sales                             $ 187,805    $ 155,022

     Royalties and net technical
         assistance income                     1,232        1,128
                                           ---------    ---------
              Total revenues                 189,037      156,150

Costs and expenses:
     Cost of sales                           137,864      111,321

     Selling, general and administrative
         expenses                             23,102       19,482
                                           ---------    ---------
                                             160,966      130,803
                                           ---------    ---------

Income from operations                        28,071       25,347

Other income (expense):
     Interest expense - net                   (7,932)      (6,676)
     Other - net                                 759           86
                                           ---------    ---------
                                              (7,173)      (6,590)
                                           ---------    ---------

Income before income taxes                    20,898       18,757

Provision for income taxes                     8,255        7,597
                                           ---------    ---------

Net income                                 $  12,643    $  11,160
                                           =========    =========
Net income per share                       $    0.81    $    0.72
                                           =========    =========
Dividends per share                        $    0.15    $    0.15
                                           =========    =========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                             June 30,  December 31,
                                               1996       1995
                                             --------   --------
                                           (unaudited)    (Note)
ASSETS
Current assets:
     Cash                                    $  1,770   $  2,095
     Trade receivables, less allowances
         of $3,494 and $3,289                  42,561     38,775
     Other receivables                          1,409      1,582
                                             --------   --------
         Total receivables                     43,970     40,357

     Finished goods                            76,313     69,987
     Work in process                            6,083      5,245
     Raw materials                              3,122      3,246
     Operating supplies                           711        714
                                             --------   --------
         Total inventories                     86,229     79,192

     Prepaid expenses                           6,260      9,199
                                             --------   --------
         Total current assets                 138,229    130,843

Other assets:
     Repair parts inventories                   5,783      5,528
     Goodwill, net of accumulated
         amortization of $9,728 and $9,118     38,881     39,755
     Other assets and investments              23,367     21,711
                                             --------   --------
              Total other assets               68,031     66,994

Property, plant and equipment,
     at cost                                  225,392    220,675
     Less accumulated depreciation            105,282     96,697
                                             --------   --------
         Net property, plant and
              equipment                       120,110    123,978
                                             --------   --------

                Total assets                 $326,370   $321,815
                                             ========   ========

Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        June 30,            December 31,
                                                          1996                  1995
                                                          ----                  ----
                                                       (unaudited)             (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                                     $   3,059                  --
     Accounts payable                                     16,057             $  20,088
     Accrued liabilities                                  27,196                22,792
     Other current liabilities                            15,626                13,168
                                                       ---------             ---------
              Total current liabilities                   61,938                56,048

Long-term debt                                           236,561               248,721
Nonpension retirement benefits                            51,120                48,945
Deferred taxes and other liabilities                      13,332                15,217
Commitments

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 15,032,200 shares
         issued and outstanding
         (15,023,500 in 1995)                                150                   150
     Capital in excess of par value                      191,376               191,226
     Deficit                                            (228,018)             (238,407)
     Cumulative foreign currency
         translation adjustment                              (89)                  (85)
                                                       ---------             ---------
              Total shareholders' equity                 (36,581)              (47,116)
                                                       ---------             ---------
              Total liabilities and
                  shareholders' equity                 $ 326,370             $ 321,815
                                                       =========             =========

Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                   (unaudited)

                                                  Six months ended June 30,
                                                       1996       1995
                                                       ----       ----

Operating activities
     Net income                                     $ 12,643    $ 11,160
     Adjustments to reconcile net income to
         cash provided by (used in) operating
         activities:
              Depreciation and amortization           11,223       8,828
              Other non-cash charges                     468       1,242
              Net change in components of working
                  capital and other assets            (7,105)    (29,023)
                                                    --------    --------
         Net cash provided by (used in)
              operating activities                    17,229      (7,793)

Investing activities--additions
     to property, plant and equipment                 (6,355)    (13,981)

Financing activities
     Net borrowings (repayments) under Bank
         Credit Agreement                            (12,155)     22,805
     Other net borrowings                              3,059
     Stock options exercised                             150        --
     Dividends                                        (2,254)     (2,250)
                                                    --------    --------
         Net cash provided by (used in)
              financing activities                   (11,200)     20,555

Effect of exchange rate fluctuations
     on cash                                               1        --
                                                    --------    --------
     Decrease in cash                                   (325)     (1,219)

Cash at beginning of year                              2,095       3,700
                                                    --------    --------

Cash at end of period                               $  1,770    $  2,481
                                                    ========    ========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Dollar amounts in thousands, except per share data
                                   (unaudited)

1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $300 million, maturing October 1999. Swing Line borrowings are limited to $15 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 1/4% and 3/8%, respectively, at June 30, 1996. The Company may also elect to borrow under a Negotiated Rate loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $150 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $22 million of letters of credit, with such usage applied against the $300 million limit. At June 30, 1996, the Company had $5.1 million in letters of credit outstanding.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $175 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 1996 was 5.75% for an average remaining period of 2.2 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.9% at June 30, 1996.

The interest rate differential to be received or paid under the Rate Agreements is being recognized over the life of the Rate Agreements as an adjustment to interest expense. Should the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

The Company must pay a commitment fee ("Commitment Fee Percentage") on the total credit provided under the Bank Credit Agreement. No compensating balances are required by the Agreement. The Agreement requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

2.   CASH FLOW INFORMATION

Interest paid in cash aggregated $7,535 and $6,504 for the first six months of 1996 and 1995, respectively. Income taxes paid in cash aggregated $5,169 and $10,652 for the first six months of 1996 and 1995, respectively.

3.   NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding, including common stock equivalents. Weighted average shares were 15,615,263 and 15,565,853 for the three and six month periods ending June 30, 1996, respectively; and 15,430,822 and 15,369,564 for the three and six month periods ending June 30, 1995.

The following table shows the 1995 and 1996 earnings per share results using the average shares outstanding including and excluding common stock equivalents.

                                        Including Equivalents              Excluding Equivalents
                                        ---------------------              ---------------------
             Quarter Ending           Quarter       Year-to-date        Quarter        Year-to-date
             --------------           -------       ------------        -------        ------------
      March 31, 1995                   $0.23            $0.23            $0.23             $0.23
      June 30, 1995                    $0.50            $0.72            $0.51             $0.74
      September 30, 1995               $0.64            $1.36            $0.66             $1.40
      December 31, 1995                $0.58            $1.95            $0.60             $2.00
      March 31, 1996                   $0.25            $0.25            $0.26             $0.26
      June 30, 1996                    $0.56            $0.81            $0.58             $0.84

4. ACQUISITION

On October 10, 1995, the Company completed the acquisition of certain assets and liabilities of the business operated as Syracuse China from the Pfaltzgraff Co., The Pfaltzgraff Outlet Co., and Syracuse China Company of Canada Ltd. The purchase price approximated $40.0 million and the acquisition has been recorded using the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7.2 million was recognized as goodwill. The operating results of Syracuse China have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1994 (in thousands except per-share amounts):

     Quarter ended June 30,                                          1996                1995
                                                                     ----                ----
         Net sales                                                 $103,804             $92,325
         Net income                                                   8,702               8,054
         Net income per share (including
           common stock equivalents)                               $   0.56             $  0.52

     Six Months ended June 30,                                       1996                1995
                                                                     ----                ----
         Net sales                                                 $187,805            $170,811
         Net income                                                  12,643              11,809
         Net income per share (including
           common stock equivalents)                               $   0.81            $   0.77

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Syracuse China acquisition been consummated as of January 1, 1994, nor are they necessarily indicative of future operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

                             Three months ended
                                  June 30,
                          ----------------------
                          (dollars in thousands)

                             1996        1995
                           --------    -------
Net sales                  $103,804    $84,006

Gross profit                 29,966     25,771
As a percentage of sales       28.9%      30.7%

Income from operations     $ 18,161    $16,592
As a percentage of sales       17.5%      19.8%

Net income                 $  8,702    $ 7,673

Net sales for the second quarter of 1996 of $103.8 million increased 23.6% from the net sales of $84.0 million reported in the comparable period in 1995. The increase in sales is due primarily to higher sales to the Company's foodservice and industrial markets in the U.S. and the acquisition of Syracuse China in the fourth quarter of 1995. Sales benefited from increased unit volume, particularly with industrial customers. Export sales were up 41.8%, increasing to $7.8 million from $5.5 million in the year-ago period.

Gross profit increased 16.3% to $30.0 million in the second quarter of 1996 from $25.8 million in the second quarter of 1995, but decreased as a percentage of sales to 28.9% from 30.7%. Gross margins were affected by product mix, with greater sales of lower margin items in the industrial and export markets, increased natural gas expense and increased compensation costs.

Income from operations increased 9.5% to $18.2 million from $16.6 million in the year-ago period. Operating income as a percentage of sales fell to 17.5% from 19.8% in the comparable year-ago period, as a result of the lower gross profit percentage and the inclusion of Syracuse China in 1996 and re-engineering-related expenses.

Net income increased by $1.0 million due to higher revenues and a reduction in the Company's effective tax rate from 40.3% to 39.5%, principally due to lower state income taxes, offset by lower operating profits and increased interest expense due to additional debt associated with the Syracuse China acquisition.

RESULTS OF OPERATIONS - SIX MONTHS 1996 COMPARED WITH SIX MONTHS 1995

                               Six months ended
                                  June 30,
                           ----------------------
                           (dollars in thousands)

                              1996       1995
                           --------    --------
Net sales                  $187,805    $155,022

Gross profit                 49,941      43,701
As a percentage of sales       26.6%       28.2%

Income from operations     $ 28,071    $ 25,347
As a percentage of sales       14.9%       16.4%

Net income                 $ 12,643    $ 11,160

Net sales for the first six months of 1996 of $187.8 million increased 21.1% from the sales of $155.0 million reported in the comparable period in 1995. The increase in sales is due primarily to higher sales to the Company's foodservice and industrial markets in the U.S. and the acquisition of Syracuse China in the fourth quarter of 1995. Sales benefited from increased unit volume, particularly with industrial customers. Export sales were up 24.9%, increasing to $14.3 million from $11.4 million in the year-ago period.

Gross profit increased 14.3% to $49.9 million in the first six months of 1996 from $43.7 million in the comparable period in 1995, but decreased as a percentage of sales to 26.6% from 28.2%. Gross margins primarily were affected by product mix, with greater sales of lower margin items in the industrial and export markets and the inclusion of Syracuse China, contributed to a lower-margin sales mix. In addition, higher energy and compensation costs were factors.

Income from operations increased 10.7% to $28.1 million from $25.3 million in the year-ago period. Operating income as a percentage of sales fell to 14.9% from 16.4% in the comparable year-ago period, as a result of the lower gross profit percentage. In the selling, general and administrative expense category, reduced health care expenses were almost completely offset by the effects of Syracuse China.

Net income increased by $1.5 million due to higher revenues, increased machinery sales, and a reduction in the Company's effective tax rate from 40.5% to 39.5%, principally due to lower state income taxes, offset by lower operating profits and increased interest expense due to additional debt associated with the Syracuse China acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $239.6 million at June 30, 1996, compared to $248.7 million at December 31, 1995. The decrease in debt from December 31, 1995 is due to operating cash flows supplemented by aggressive working capital management and timing of capital expenditures. Inventories at June 30, 1996, were $7.0 million higher than at December 31, 1995, principally due to the seasonal nature of the Company's business, however, because of improved inventory management, this increase is not as large as in previous years. The Company had additional capacity at June 30, 1996 under the Bank Credit Agreement of $58.3 million. Of Libbey's outstanding indebtedness, $64.6 million is subject to fluctuating interest rates at June 30, 1996. A change of one percentage point in such rates would result in a change in interest expense of approximately $.6 million on an annual basis.

The Company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the five-year term of the Bank Credit Agreement. The Company continues to be engaged in various efforts to expand through acquisitions as well as through internal growth and may seek further amendments to its Bank Credit Agreement if such indebtedness is required. In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of October 1999 to meet the Company's longer term funding requirements.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 7, 1996 at the annual meeting of stockholders, Messrs. William A. Foley and Terry L. Wilkison were elected as members of Class III of the board of directors for three year terms expiring on the date of the 1999 annual meeting. The results of the voting were:

                                    Directors

              Name                                      For                 Against
              ----                                      ---                 -------
              Mr. Foley                              12,468,787             213,320
              Mr. Wilkison                           12,454,887             227,220

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

Exhibit
Number              Description
- - - ------              -----------
10.22*        The Amended and Restated Libbey Inc. Senior Management Incentive
              Plan

27            Financial Data Schedule

* Management Contract or Compensation Plan or Arrangement

         (b.)       No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LIBBEY INC.
Date     August 8, 1996                 By /s/ Kenneth G. Wilkes
                                           ----------------------------------
                                        Kenneth G. Wilkes,
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Accounting Officer)