Form 10-Q
period 1996-09-30
LIBBEY INC
filed 1996-11-13
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (Mark one)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1996

                                       or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   Libbey Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                         1-12084                   34-1559357
-----------------                -----------               --------------------
(State or other                  (Commission               (IRS Employer
 jurisdiction of                  File No.)                 Identification No.)
 incorporation
 or organization)

                     420 Madison Avenue, Toledo, Ohio 43604
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  419-727-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.01 par value - 15,044,431 shares at October 31, 1996.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                         Three months ended September 30,
                                               1996          1995
                                             --------      --------
Revenues:
     Net sales                               $ 94,888      $ 89,138

     Royalties and net technical
          assistance income                       695           770
                                             --------      --------
               Total revenues                  95,583        89,908

Costs and expenses:
     Cost of sales                             66,376        62,141

     Selling, general and administrative
          expenses                              9,817         8,260
                                             --------      --------
                                               76,193        70,401
                                             --------      --------

Income from operations                         19,390        19,507

Other income (expense):
     Interest expense - net                    (3,513)       (3,417)
     Other - net                                  489           441
                                             --------      --------
                                               (3,024)       (2,976)
                                             --------      --------

Income before income taxes                     16,366        16,531

Provision for income taxes                      6,391         6,624
                                             --------      --------

Net income                                   $  9,975      $  9,907
                                             ========      ========

Net income per share                         $   0.65      $   0.64
                                             ========      ========
Dividends per share                          $  0.075      $  0.075
                                             ========      ========

                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                         Nine months ended September 30,
                                               1996          1995
                                             --------      --------
Revenues:
     Net sales                               $282,693      $244,160

     Royalties and net technical
          assistance income                     1,927         1,898
                                             --------      --------
               Total revenues                 284,620       246,058

Costs and expenses:
     Cost of sales                            204,240       173,462

     Selling, general and administrative
          expenses                             32,919        27,742
                                             --------      --------
                                              237,159       201,204
                                             --------      --------

Income from operations                         47,461        44,854

Other income (expense):
     Interest expense - net                   (11,445)      (10,093)
     Other - net                                1,248           527
                                             --------      --------
                                              (10,197)       (9,566)
                                             --------      --------

Income before income taxes                     37,264        35,288

Provision for income taxes                     14,646        14,221
                                             --------      --------

Net income                                   $ 22,618      $ 21,067
                                             ========      ========

Net income per share                         $   1.47      $   1.38
                                             ========      ========
Dividends per share                          $  0.225      $  0.225
                                             ========      ========

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                               September 30,  December 31,
                                                   1996           1995
                                               -------------  ------------
                                                (unaudited)      (Note)
ASSETS
Current assets:
     Cash                                        $  4,617      $  2,095
     Trade receivables, less allowances
          of $3,525 and $3,289                     40,626        38,775
     Other receivables                              1,814         1,582
                                                 --------      --------
          Total receivables                        42,440        40,357

     Finished goods                                77,968        69,987
     Work in process                                5,993         5,245
     Raw materials                                  3,263         3,246
     Operating supplies                               720           714
                                                 --------      --------
          Total inventories                        87,944        79,192

     Prepaid expenses                               7,304         9,199
                                                 --------      --------
          Total current assets                    142,305       130,843

Other assets:
     Repair parts inventories                       6,196         5,528
     Goodwill, net of accumulated
          amortization of $10,033 and $9,118       38,576        39,755
     Other assets                                  24,445        21,711
                                                 --------      --------
                   Total other assets              69,217        66,994

Property, plant and equipment,
     at cost                                      230,028       220,675
     Less accumulated depreciation                109,796        96,697
                                                 --------      --------
          Net property, plant and
               equipment                          120,232       123,978
                                                 --------      --------

                    Total assets                 $331,754      $321,815
                                                 ========      ========

Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                            September 30,    December 31,
                                                 1996            1995
                                            -------------    ------------
                                             (unaudited)        (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                            $   9,187             --
     Accounts payable                            15,331      $  20,088
     Accrued liabilities                         19,908         22,792
     Other current liabilities                   16,534         13,168
                                              ---------      ---------
          Total current liabilities              60,960         56,048

Long-term debt                                  233,342        248,721
Nonpension retirement benefits                   51,915         48,945
Deferred taxes and other liabilities             13,032         15,217
Commitments

Shareholders' equity:
     Common stock, par value $.01
          per share, 50,000,000 shares
          authorized, 15,044,431 shares
          issued and outstanding
          (15,023,500 in 1995)                      150            150
   Capital in excess of par value               191,602        191,226
   Deficit                                     (219,171)      (238,407)
   Cumulative foreign currency
          translation adjustment                    (76)           (85)
                                              ---------      ---------
               Total shareholders' equity       (27,495)       (47,116)
                                              ---------      ---------
               Total liabilities and
                    shareholders' equity      $ 331,754      $ 321,815
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                   (unaudited)

                                               Nine months ended September 30,
                                                     1996          1995
                                                   --------      --------
Operating activities
     Net income                                    $ 22,618      $ 21,067
     Adjustments to reconcile net income to
          cash provided by (used in) operating
          activities:
               Depreciation and amortization         16,334        13,292
               Other non-cash charges                   940         1,676
          Net change in components of working
               capital and other assets             (17,037)      (42,382)
                                                   --------      --------
          Net cash provided by (used in)
               operating activities                  22,855        (6,347)

Investing activities--additions
     to property, plant and equipment               (11,121)      (17,402)

Financing activities
     Net borrowings (repayments) under Bank
          Credit Agreement                          (15,394)       25,776
     Other net borrowings                             9,187
     Stock options exercised                            376            --
     Dividends                                       (3,382)       (3,375)
                                                   --------      --------
          Net cash provided by (used in)
               financing activities                  (9,213)       22,401

Effect of exchange rate fluctuations
     on cash                                              1            --
                                                   --------      --------

     Increase (decrease) in cash                      2,522        (1,348)

Cash at beginning of year                             2,095         3,700
                                                   --------      --------

Cash at end of period                              $  4,617      $  2,352
                                                   ========      ========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Dollar amounts in thousands, except per share data
                                   (unaudited)


1. LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $300 million, maturing October 1999. Swing Line borrowings are limited to $15 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 1/4% and 3/8%, respectively, at September 30, 1996. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $150 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $22 million of letters of credit, with such usage applied against the $300 million limit. At September 30, 1996, the Company had $5.1 million in letters of credit outstanding.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $175 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 1996 was 5.75% for an average remaining period of 2.0 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.8% at September 30, 1996.

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


2. CASH FLOW INFORMATION

Interest paid in cash aggregated $11,077 and $10,291 for the first nine months of 1996 and 1995, respectively. Income taxes paid in cash aggregated $12,099 and $17,296 for the first nine months of 1996 and 1995, respectively.


3. NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding, including common stock equivalents. Weighted average shares, including common stock equivalents, were 15,439,632 and 15,381,872 for the three and nine month periods ending September 30, 1996, respectively; and 15,361,224 and 15,285,859 for the three and nine month periods ending September 30, 1995.

The following table shows the 1995 and 1996 earnings per share results using the average shares outstanding including and excluding common stock equivalents.

                            Including Equivalents      Excluding Equivalents
                           -----------------------    -----------------------
  Quarter Ending           Quarter    Year-to-date    Quarter    Year-to-date
  --------------           -------    ------------    -------    ------------
March 31, 1995              $0.23        $0.23         $0.23        $0.23
June 30, 1995               $0.51        $0.74         $0.51        $0.74
September 30, 1995          $0.64        $1.38         $0.66        $1.40
December 31, 1995           $0.59        $1.97         $0.60        $2.00

March 31, 1996              $0.26        $0.26         $0.26        $0.26
June 30, 1996               $0.56        $0.82         $0.58        $0.84
September 30, 1996          $0.65        $1.47         $0.66        $1.50

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

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1994 (in thousands except per-share amounts):

Quarter ended September 30,                1996         1995
                                         --------     --------
     Net sales                           $ 94,888     $ 96,757
     Net income                             9,975        9,997
     Net income per share (including
          common stock equivalents)      $   0.65     $   0.65

Nine Months ended September 30,            1996         1995
                                         --------     --------
     Net sales                           $282,693     $267,568
     Net income                            22,618       21,806
     Net income per share (including
          common stock equivalents)      $   1.47     $   1.43

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Syracuse China acquisition been consummated as of January 1, 1994, nor are they necessarily indicative of future operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

                                         Three months ended
                                            September 30,
                                        ----------------------
                                        (dollars in thousands)
                                          1996         1995
                                         -------      -------
Net sales                                $94,888      $89,138

Gross profit                              28,512       26,997
As a percentage of sales                    30.0%        30.3%

Income from operations                   $19,390      $19,507
As a percentage of sales                    20.4%        21.9%

Net income                               $ 9,975      $ 9,907

Net sales for the third quarter of 1996 of $94.9 million increased 6.5% from the net sales of $89.1 million reported in the comparable period in 1995. The increase in sales is due primarily to higher sales to the Company's industrial market in the U.S. and the acquisition of Syracuse China in the fourth quarter of 1995. Glassware sales units in total decreased slightly in the third quarter. Export sales were up 4.6%, increasing to $6.0 million from $5.7 million in the year-ago period.

Gross profit increased 5.6% to $28.5 million in the third quarter of 1996 from $27.0 million in the third quarter of 1995, but decreased as a percentage of sales to 30.0% from 30.3%. A decline in the profitability at Libbey Canada and operating margins below the company's average experienced at Syracuse China were factors in the company's margin decline. A work stoppage at Libbey Canada of approximately three weeks contributed to the decline.

Income from operations decreased 0.6% to $19.4 million from $19.5 million in the year-ago period. Operating income as a percentage of sales fell to 20.4% from 21.9% in the comparable year-ago period, as a result of the lower gross profit percentage and duplicative costs in labor and information systems expenses associated with the implementation of portions of the company's re-engineering program.

RESULTS OF OPERATIONS - THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995 (CONT.)

Net income increased by $0.7 million due to higher revenues and a reduction in the Company's effective tax rate from 40.1% to 39.0%, principally due to lower state income taxes, offset by lower operating profits and increased interest expense due to additional debt associated with the Syracuse China acquisition.


RESULTS OF OPERATIONS - NINE MONTHS 1996 COMPARED WITH NINE MONTHS 1995

                                              Nine months ended
                                                September 30,
                                            ----------------------
                                            (dollars in thousands)
                                              1996          1995
                                            --------      --------
Net sales                                   $282,693      $244,160

Gross profit                                  78,453        70,698
As a percentage of sales                        27.8%         29.0%

Income from operations                      $ 47,461      $ 44,854
As a percentage of sales                        16.8%         18.4%

Net income                                  $ 22,618      $ 21,067

Net sales for the first nine months of 1996 of $282.7 million increased 15.8% from the sales of $244.2 million reported in the comparable period in 1995. The increase in sales is due primarily to higher sales to the Company's foodservice and industrial markets in the U.S. and the acquisition of Syracuse China in the fourth quarter of 1995. Sales benefited from increased unit volume, particularly with industrial customers. Export sales were up 18.1%, increasing to $20.3 million from $17.2 million in the year-ago period.

Gross profit increased 11.0% to $78.5 million in the first nine months of 1996 from $70.7 million in the comparable period in 1995, but decreased as a percentage of sales to 27.8% from 29.0%. Gross margins primarily were affected by product mix, with greater sales of lower margin items in the industrial and export markets and the inclusion of Syracuse China. In addition, higher energy and compensation costs were factors.

RESULTS OF OPERATIONS - NINE MONTHS 1996 COMPARED WITH NINE MONTHS 1995 (CONT.)

Income from operations increased 5.8% to $47.5 million from $44.9 million in the year-ago period. Operating income as a percentage of sales fell to 16.8% from 18.4% in the comparable year-ago period, as a result of the lower gross profit percentage and the effects of Syracuse China.

Net income increased by $1.6 million due to higher revenues, increased machinery sales, and a reduction in the Company's effective tax rate from 40.3% to 39.3%, principally due to lower state income taxes, offset by lower operating profits and increased interest expense due to additional debt associated with the Syracuse China acquisition.


CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $242.5 million at September 30, 1996, compared to $248.7 million at December 31, 1995. The decrease in debt from December 31, 1995 is due to operating cash flows supplemented by aggressive working capital management and timing of capital expenditures. Inventories at September 30, 1996, were $8.8 million higher than at December 31, 1995, principally due to the seasonal nature of the Company's business, however, because of improved inventory management, this increase is not as large as in previous years. The Company had additional capacity at September 30, 1996 under the Bank Credit Agreement of $61.6 million. Of Libbey's outstanding indebtedness, $58.3 million is subject to fluctuating interest rates at September 30, 1996. A change of one percentage point in such rates would result in a change in interest expense of approximately $.6 million on an annual basis.

The Company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement. The Company continues to be engaged in various efforts to expand through acquisitions as well as through internal growth and may seek further amendments to its Bank Credit Agreement if such indebtedness is required. In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of October 1999 to meet the Company's longer term funding requirements.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibit

          27 Financial Data Schedule

     (b.) A form 8-K dated August 8,1996, was filed during the third quarter to obtain the benefits of the provisions of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 by outlining important factors that potentially affect performance.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIBBEY INC.


Date November 13, 1996                  By /s/ Kenneth G. Wilkes
     -----------------                    --------------------------------------
                                          Kenneth G. Wilkes,
                                          Vice President, Chief  Financial
                                          Officer and  Treasurer
                                          (Principal Accounting  Officer)