Form 10-K405
period 1996-12-31
LIBBEY INC
filed 1997-03-31
CIK 902274

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

    [X]       Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                                       or
   [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   LIBBEY INC.
             (Exact name of registrant as specified in its charter)

     Delaware                         1-12084                  34-1559357
(State or other jurisdiction of     (Commission               (IRS Employer
incorporation or organization)      file number)            Identification No.)

300 Madison Avenue, Toledo, Ohio                                 43604
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (419) 325-2100

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
     Title of each class                                which registered
     -------------------                                ----------------
Common Stock, $.01 par value                         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       Yes     X           No
           --------           --------
                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the consolidated tape closing price on March 14, 1997) of the voting stock beneficially held by non-affiliates of the registrant was approximately $481,993,988. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 14, 1997 was 15,082,931.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, May 1, 1997 ("Proxy Statement").

                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS

PART I..........................................................................................  1
       ITEM 1.    BUSINESS......................................................................  1
       ITEM 2.    PROPERTIES....................................................................  9
       ITEM 3.    LEGAL PROCEEDINGS............................................................. 10
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................... 10
       EXECUTIVE OFFICERS OF THE REGISTRANT....................................................  10

PART II......................................................................................... 11
       ITEM 5.    MARKET FOR COMMON STOCK....................................................... 11
       ITEM 6.    SELECTED FINANCIAL DATA....................................................... 12
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................................... 13
       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................... 17
       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................................... 37

PART III........................................................................................ 38
       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................. 38
       ITEMS 11. and 13. EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
                  AND RELATED TRANSACTIONS...................................................... 38
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................................... 38

PART IV......................................................................................... 39
       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                     ON FORM 8-K................................................................ 39
       SIGNATURES............................................................................... 40
       INDEX TO FINANCIAL STATEMENT SCHEDULE.................................................... 42
       EXHIBIT INDEX........................................................................... E-1

PART I

     ITEM 1.    BUSINESS

RECENT DEVELOPMENTS

On March 10, 1997, the Company announced that it had signed a letter of intent to enter into a joint venture with Vitro S.A. with respect to its glass tableware operations in Mexico and also purchase the business known as WorldCrisa, presently owned by Vitro S.A. The announced purchase price is approximately $100 million. The completion of the transaction is subject to the performance of final due diligence, negotiation of definitive agreements, approval of the boards of directors of the respective companies and compliance with applicable governmental requirements. The Company anticipates completing the transaction in the second quarter of 1997.

GENERAL

Libbey is the leading producer of glass tableware in North America, based on sales and unit volume. The Company designs, manufactures and markets, primarily under the well-recognized LIBBEY(R) brand name, an extensive line of high quality, machine-made glass beverageware and other glass tableware including plates, bowls and ashtrays, which it sells to the foodservice industry, retail stores, industrial and premium users. Known in the marketplace as America's Glassmaker(R) the Company has over 2,000 SKUs, and one of the most extensive product portfolios in the domestic glass tableware industry. In addition, through its October 1995 acquisition of Syracuse China, it is also a leading provider of ceramic dinnerware to the foodservice industry in the United States.

PRODUCTS

Libbey's products consist primarily of glass beverageware, other glass tableware products of varying size, shape, color and design and ceramic dinnerware. The Company's glass beverageware includes tumblers, stemware and, to a lesser extent, mugs. The Company's other glass tableware products include plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other miscellaneous items. The Company's ceramic dinnerware products include plates, bowls, platters and other ceramic tabletop accessories. In 1993, the Company began offering a limited quantity of specialized glass bottles, principally used for food and beverage packaging as well as for decorative purposes.

The Company has over 2,000 glass tableware SKUs available for sale, representing over 900 basic product items, sizes or shapes which are produced in different colors and packaged individually or in various multipack combinations and sets. Each year, the Company develops and introduces many new glass shapes and sizes, including over 50 per year since 1987, which the Company believes makes it one of the most innovative suppliers in the glass tableware industry. In addition, the Company's product portfolio each year includes hundreds of newly decorated designs made for specific customer needs and specifications.

The Company defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, specialized bottles, handmade and imported lead crystal valued at less than $5 (U.S.) per piece.

FOODSERVICE

Libbey has over 60% of the market for glass tableware products in the U.S.-domestic and Canadian foodservice industry, which includes restaurant, bar and institutional customers and represents approximately one-half of Libbey's sales. Approximately 90% of the Company's sales to the foodservice market are made through a network of approximately 500 independent foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national restaurant chains, individually owned bars and restaurants and casinos. Some of the Company's foodservice sales are made directly to airlines and other major users of tableware.

Syracuse China is recognized as a long established producer of high quality ceramic dinnerware. Syracuse China is one of the leading suppliers of ceramic dinnerware to the foodservice industry.

Libbey's distributor network sells the Company's products to foodservice establishments utilizing the Company's comprehensive product catalogues. The Company annually prints and distributes approximately 400,000 copies of its catalogues. Libbey's sales representatives throughout North America work closely with the distributors to promote the Company's products and to provide direct assistance to foodservice establishments in determining their glass tableware and ceramic dinnerware needs. In addition, the Company advertises its products extensively in trade publications.

Foodservice customers require timely delivery of a broad range of items, and the Company believes that its leading position in the North American glass tableware foodservice market is the result, in part, of the breadth of its product offerings, its four strategically located (geographically) glass tableware manufacturing facilities and related distribution centers, and the sales and customer service orientation reflected in its close working relationship with distributors. In addition, the Company adds to its product offerings to meet changing consumer preferences and has introduced new lines of elegant stemware and tumblers since 1992 primarily directed to the foodservice market. The Company has the largest manufacturing, distribution and service network among North American glass tableware manufacturers.

The Company also believes that its installed base of products at foodservice establishments provides the Company with a competitive advantage in this market. Once a restaurant, bar or other foodservice customer has invested in a selected glass tableware or ceramic dinnerware pattern, it is likely to continue to purchase that pattern in order to maintain style consistency and also to avoid the cost associated with a change. Moreover, as glass tableware or ceramic dinnerware chips or breaks, the establishment typically orders replacement pieces of the same style, due to the relatively small expense of maintaining style integrity. An example of the Company's presence in this market is the continued use of its Embassy(R) line of glassware, which was originally introduced in 1967 and which continues to be purchased by most of the Company's 500 independent foodservice distributors.

Each of the Company's five largest foodservice distributor accounts in the U.S. has been a Libbey account for at least five years.

RETAIL

Libbey is one of the three leading suppliers of glass beverageware to retailers in the United States. Using the broader category of the retail glassware market, Libbey ranks third. The Company began producing and selling a limited assortment of glass serveware in 1994. As of December 31, 1996, Libbey did not offer bakeware and lead crystal products to the retail market.

While in the past the Company has sold its beverageware and other glass tabletop accessories principally to mass merchants and discount stores, in recent years the Company has been able to increase its total sales by selling to traditional department stores and specialty houseware stores while continuing to sell to existing customers. With this expanded retail representation, the Company is better positioned to sell its extensive product line to the retail market. In addition, Libbey operates thirty-four factory outlets for its products through its wholly owned subsidiary, The Drummond Glass Company.

Retail store buyers tend to make large purchase decisions with longer lead time than do the Company's foodservice customers, and such decisions are made on the basis of a variety of product characteristics, including product quality and design features and price. Thus, in initially competing for a new retail program, the Company generally competes against a larger group of competitors, including foreign manufacturers, than it does in the foodservice market.

The Company believes that its competitive position in the retail market is enhanced by its ability to respond quickly to new orders and its ability to assist retail customers during the life of the program through inventory management and control and on-line ordering to satisfy their delivery requirements. In this regard, the Company has effectively utilized the retail industry's equivalent of just-in-time product delivery, through an interactive electronic data interchange ("EDI") program it has implemented with many retail customers. EDI, by using universal product codes (UPC) and computers, allows the Company to track and respond to certain customers' inventory needs on a continuous basis.

The Company believes that its success in the retail market is also the result of the perceived value of its products and the LIBBEY(R) brand name recognition, as well as a wide selection of colored glassware, innovative product design, availability of open stock items, made-to-order design capabilities and custom packaging. The Company believes that, with fourteen colors, it offers the widest selection of colored glass tableware in the world. This assortment of colored items has been a contributing factor to the growth in sales of the Company's products in department stores and with specialty houseware retailers.

Libbey's extensive and flexible product line also enables it to target different retail stores' needs based upon price, product design and packaging, focusing on the individual customer characteristics of each of the retail stores. For example, products bearing the LIBBEY(R) brand name are sold throughout the retail sector, while the Company's "FunDamentals Collection" is unbranded and targeted toward traditional department stores and small specialty houseware stores which prefer "private label" packaging. Similarly, some of the Company's retail products are packaged in four-piece cartons and are aimed at meeting a limited replacement or purchase need, while others are packaged in multi-piece sets which appeal to first-time purchasers, gift shoppers and customers updating their entire collection of glass tableware.

Wal*Mart and Kmart are two retailers which have been Libbey customers for many years.

INDUSTRIAL

Libbey is one of the leading suppliers (based on sales and unit volume) of industrial market glassware in the United States.

Industrial customers use glassware for decoration, floral purposes, candle packaging and other lighting applications and also include the craft industries and gourmet food packing companies.

The Company believes that its success with industrial customers is dependent upon custom design, varied production capabilities, and its broad product offering which allows Libbey to meet their customer's unique needs.

PREMIUM

Libbey is one of the leading suppliers (based on sales and unit volume) of premium market glassware in the United States.

Premium users include major gasoline retailers and fast-food restaurant chains which use glassware as incentives or premiums. The Company believes that its success with premium customers is dependent upon custom design, varied production capabilities, and the ability to produce large quantities of product in a short period of time. Because of its manufacturing and distribution strengths in these areas, Libbey is able to create and produce specific design patterns in large quantities to meet the customer's unique needs. In recent years, many of the large purchases by premium users products have been for the incentive promotions run by companies such as Coca-Cola, Arby's, Long John Silver's Seafood Shoppes and Shell Oil.

Since the majority of premium sales are tied to promotions and therefore have a limited life, the demand for these products varies from year to year, and the customer base is dynamic and somewhat unpredictable. Demand also tends to be countercyclical. However, the Company attempts to use the long production runs usually associated with such orders to balance seasonal swings and available capacity with Libbey's core foodservice, retail and industrial businesses.

INTERNATIONAL EXPANSION AND EXPORT SALES

In June 1993, the Company acquired the operating assets of Libbey-St. Clair, the only manufacturer of glass tableware in Canada. Libbey-St. Clair, now Libbey Canada, supplies foodservice, retail, industrial and premium users in Canada. In addition, Libbey Canada manufactures specialized glass bottles and containers, principally for food and beverage packaging as well as decorative bottles for retail users, and fuse plugs. The Company is considering further international expansion through the establishment of additional foreign-based operations.

Libbey exports its products through independent agents and distributors to over 100 countries throughout the world, competing in the glass tableware markets of Latin America, Asia and Europe. Through its export operation, the Company sells LIBBEY(R) glassware to the same markets as in the United States: foodservice, retail and premium types of users.

While still a relatively small part of the Company's business, export sales represent approximately 6.8%, 7.3% and 8.0% of 1996, 1995 and 1994 sales, respectively. Since 1988, export sales have increased at a 16.2% compound average annual growth rate. The Company believes that export sales to international markets represent a significant growth opportunity for the future.

The Company currently, also has technical assistance agreements with thirteen different companies covering operations in eleven countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration, allow the Company to participate in the worldwide growth of the glass tableware industry and to keep abreast of potential sales and marketing opportunities in those countries. During 1996, the Company's technical assistance agreements produced royalties of $2.7 million. The Company also sells machinery, primarily glass-forming machinery, to certain parties with which it has technical assistance agreements.

MANUFACTURING

Libbey owns and operates three glass tableware manufacturing plants in the United States located in Toledo, Ohio; Shreveport, Louisiana; and City of Industry, California; in addition the Company operates one plant in Canada in Wallaceburg, Ontario. The Company owns and operates one ceramic dinnerware plant in Syracuse, New York. The Company also operates distribution centers located at or near each of its manufacturing facilities. See "Properties."

The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable the Company to supply significant quantities of its product to virtually all of its customers in a short period of time. Libbey is the only glass tableware producer operating more than two glass tableware manufacturing facilities in the United States. The Company maintains a broad range of inventory at all four glass tableware distribution centers.

The manufacture of the Company's glass tableware products involves the use of automated processes and technologies. Much of the Company's glass tableware production machinery was designed by the Company and has evolved and been continuously refined to incorporate technology advancements. Beginning in 1989, the Company began converting its glass-forming machines to an internally designed and proprietary computer-controlled manufacturing technology which improves the efficiency of the manufacturing process and permits faster manufacturing line changes. To-date, over 50% of the Company designed glass tableware machines have been converted to computer-controlled technology. This conversion process will continue based on cost effectiveness and capacity utilization requirements. In addition, the Company has recently begun to install robotics technology in certain of its labor-intensive manufacturing processes. During the seven year period 1990 through 1996, the Company has spent in excess of $20 million on these and other cost reducing technologies, and the Company's manufacturing performance has improved significantly. The Company believes that its production machinery and equipment are adequate for its needs in the foreseeable future.

Libbey Canada operates at a lower profit margin than the Company's domestic operations. Accordingly, the Company anticipates spending an additional $2.5 million in 1997 to continue to upgrade Libbey Canada's manufacturing performance to the standards of the Company's domestic operations.

The Company's glass tableware products are generally produced using one of two manufacturing methods or, in the case of certain stemware, a combination of such methods. Most of the Company's tumblers and stemware and certain other glass tableware products are produced by forming molten glass in molds with the use of compressed air and are known as "blown" glass products. The Company's other glass tableware products and the stems of certain of its stemware are "pressware" products which are produced by pressing molten glass into the desired product shape.

The Company employs a team of engineers whose responsibilities include continuing efforts to improve and upgrade the Company's manufacturing facilities, equipment and processes, as well as the engineering required to manufacture new products and to implement the large number of innovative changes continuously being made to the Company's product designs, sizes and shapes. The Company's expenditures for traditional research and development activities are not material.

All of the raw materials used by the Company, principally sand, lime, soda ash and clay, have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays such shortages have not previously had and are not expected to have a material adverse effect on the Company's operations in the future.

SALES AND MARKETING

The Company has sales representatives located strategically throughout the United States and Canada who call on customers and distributors. Over 90% of the Company's sales in the foodservice market are made through approximately 500 independent distributors, who serve a vital function in the distribution of the Company's products and with whom the Company works very closely in connection with marketing and selling efforts. Most of the Company's retail, industrial and premium market sales are made directly by the Company's sales force.

Libbey also has a marketing staff located at its corporate headquarters in Toledo, Ohio engaged in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.

CUSTOMERS

The customers for the Company's products include approximately 500 distributors to, and other direct purchasers in, the restaurant, bar and institutional foodservice market, mass merchants, traditional department stores, national retail chains and specialty houseware stores and industrial companies and others who use the Company's products for promotional and other private uses. No single customer or group of customers accounts for 10% or more of the Company's sales, although the loss of any of the Company's major customers might have a material adverse effect on the Company. The Company's premium markets customers tend to be more unpredictable from year to year and the Company is less dependent on such business than it is on the foodservice, retail and industrial markets, but in some years premium customers have been among the Company's largest ten customers.

ENVIRONMENTAL MATTERS

The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal, and the Company has shipped, and continues to ship, waste materials for off-site disposal. Although the Company is not named as a potentially responsible party in any superfund matters pending prior to June 24, 1993, the date of the Company's initial public offering and separation from Owens-Illinois, Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which the Company may also have shipped wastes and bear some responsibility, and Owens-Illinois has agreed to defend the Company in connection with any such matters identified and pending as of June 24, 1993 and to indemnify it against any resulting costs and liabilities from such matters in excess of $3 million. The Company believes that if it is necessary to draw upon this indemnification, collection is probable. Since the date of the Company's initial public offering, the Company has been named a potentially responsible party at two sites in Toledo, Ohio, along with 46 other potentially responsible parties, including Owens-Illinois and one additional site which will be settled for a de minimus amount.

Through a subsidiary, Syracuse China Company, the Company acquired on October 10, 1995 from The Pfaltzgraff Co. and certain of its subsidiary corporations the assets operated as Syracuse China. The Pfaltzgraff Co. entered into an order of consent effective November 1, 1994 with the New York State Department of Environmental Conservation (NYSDEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the Site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the Site. As part of the Asset Purchase Agreement the Syracuse China

Company agreed to share a part of the remediation and related expense up to a maximum of fifty percent of such costs with a maximum limit for Syracuse China Company of $1,350,000. Notwithstanding the foregoing, Syracuse China Company is not a party to the decree. The RI/FS is complete and has been submitted to the NYSDEC for public comments and selection of a plan of remediation.

The Company regularly reviews the facts and circumstances of the various environmental matters affecting the Company, including those which are covered by indemnification. Although not free of uncertainties, the Company believes that its share of the remediation costs at the various sites, based upon the number of parties involved at the sites and the estimated cost of undisputed work necessary for remediation based upon known technology and the experience of others, will not be material to the Company. There can be no assurance, however, that the Company's future expenditures in such regard will not have a material adverse effect on the Company's financial position or results of operations.

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by the Company on the exterior surface of its decorated products. Capital expenditures for property, plant and equipment for environmental control activities were not material during 1996. The Company believes that it is in material compliance with all federal, state and local environmental laws, and the Company is not aware of any regulatory initiatives that would be expected to have a material effect on the Company's products or operations.

COMPETITORS

The Company's business is highly competitive, with the principal competitive factors being price, product quality, delivery time and customer service. Principal competitors in the domestic glass tableware market are Anchor Hocking (a unit of Newell Co.), which is one of the leading suppliers of industrial market glassware, a major supplier of glass beverageware and one of the leading suppliers of glass bakeware to retail markets in the United States; Durand International, a private French company, which is one of the two leading suppliers of glass beverageware in the United States; and Indiana Glass Company (a unit of Lancaster Colony Corporation), which participates in various aspects of the domestic market. The principal competitors in the domestic ceramic dinnerware market are Homer Laughlin ( private U. S. company) and Buffalo China (a unit of Oneida LTD.). Syracuse China primarily competes only in the foodservice market. Some of the Company's competitors have substantially greater financial and other resources than the Company.

In recent years, Libbey has experienced increasing competition from lower-cost foreign manufacturers, including Durand International (France), Vitro (Mexico), and Kedaung (Indonesia), principally in retail sales markets. In addition, the adoption of the North American Free Trade Agreement (NAFTA) will reduce the tariffs within North America for glass tableware. Under NAFTA, U.S. tariffs for a majority of the Company's products will be eliminated gradually over a fifteen year period. As a result, the Company expects increased competition from North American manufacturers

PATENTS, TRADEMARKS AND LICENSES

Based upon market research and market surveys, the Company believes its LIBBEY(R) trade name enjoys a high degree of consumer recognition and is a valuable asset. The Company believes that the LIBBEY(R) and Syracuse China(R) trade names are material to its business.

The Company has rights under a number of patents which relate to a variety of products and processes. The Company does not consider that any patent or group of patents relating to a particular product or process is of material importance to its business as a whole.

SEASONALITY

Due primarily to the impact of consumer buying patterns, particularly during the year-end holiday season, the Company's sales tend to be strongest in the fourth quarter and weakest in the first quarter of each year. As a consequence, approximately 40% to 45% of the Company's sales occur in the first half of each year and approximately 55% to 60% occur in the second half of the year.

NUMBER OF EMPLOYEES

The Company employed approximately 4,150 persons at December 31, 1996. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements which were entered into in 1995 and expire at various times during the fourth quarter of 1998. Canada-based workers are covered by two collective bargaining agreements which expire July 1999. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement which expires in March 1999. The Company considers its employee relations to be good. The Company experienced a three week work stopage its Wallaceburg, Ontario facility in July - August 1996.

     ITEM 2.    PROPERTIES

The following table sets forth the location of the Company's principal manufacturing and distribution facilities at December 31, 1996.

       Glass Tableware                                      Ceramic Dinnerware
       ---------------                                      ------------------
       Toledo, Ohio                                         Syracuse, New York
       Shreveport, Louisiana
       City of Industry, California
       Wallaceburg, Ontario, Canada

The Company's headquarters, some warehouses, sales offices and outlet stores are located in leased space.

All of the Company's operating properties are currently being utilized for their intended purpose and are owned in fee. The Company believes that its facilities are well maintained and adequate for its planned production requirements at those facilities over the next three to five years.

     ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings incidental to the operation of its business. The Company is not engaged in any legal proceeding which would be deemed to be material to the Company.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and the ages, positions and offices held (as of the date hereof), and a brief account of the business experience of each executive officer of the Company.

NAME                                          AGE          POSITION
----                                          ---          --------

John F. Meier                                49           Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                        1993; Executive Vice President and General Manager from December
Executive Officer                                         1990 to June 1993

Richard I. Reynolds                          50           Executive Vice President and Chief Operating Officer since
Executive Vice President and Chief                        November 1995;  Vice President and Chief Financial Officer from
Operating Officer                                         June 1993 to November 1995;   Vice President and Director of
                                                          Finance and Administration from January 1989 to June 1993.

L. Frederick Ashton                          56           Vice President, General Sales Manager since November 1990
Vice President, General Sales Manager

Arthur H. Smith                              61           Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                   Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                     Assistant Secretary of Owens-Illinois, Inc. from 1987 to June
                                                          1993.


NAME                                         AGE          POSITION
----                                         ---          --------
Kenneth G. Wilkes                            39           Vice President, Chief Financial Officer and Treasurer since
Vice President, Chief Financial Officer                   November 1995; Vice President and Treasurer since August 1993.
and Treasurer                                             Previously employed as Senior Corporate Banker, Vice President -
                                                          Corporate Banking with The First National Bank of Chicago from
                                                          1988.

John A. Zarb                                 45           Vice President , Chief Information Officer since April 1996.
Vice President, Chief Information Officer                 Previously from 1991 to April 1996 employed by Allied Signal,
                                                          Inc. in Information Technology management positions.

Timothy T. Paige                             39           Vice President, Director of Human Resources since January 1997;
Vice President, Director of Human Resources               Director of Human  Resources from May 1995 to January 1997.
                                                          From 1991 to May 1995 employed by Frito-Lay, Inc. in Human
                                                          Resources management positions.

PART II

     ITEM 5.    MARKET FOR COMMON STOCK

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

------------------------------------------------------------------------------------------------------------
                                           1996                                      1995
                                 High                 Low                 High                  Low
--------------------------------------------------------------------------------------- --------------------
First Quarter                      23 3/4              19 3/4               19 1/8               14 3/8
Second Quarter                     28                  21 1/8               21                   18 3/8
Third Quarter                      28 3/8              25 3/8               24 1/4               20 1/2
Fourth Quarter                     28 1/8              23 3/8               23 7/8               20
--------------------------------------------------------------------------------------- --------------------


On February 11, 1997, there were 479 registered common shareholders of record. The Company has paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.

     ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in thousands, except per-share amounts)

                                               1996          1995(4)        1994          1993(1)        1992
                                               ----          ----           ----          ----           ----
OPERATING RESULTS
Net sales                                  $ 397,656      $ 357,546      $ 333,988      $ 302,923      $ 279,434
Total revenues                               400,354        360,082        335,880        304,692        281,300
Cost of sales                                288,538        257,945        238,885        217,531        206,945
Selling, general and admin. expenses          44,620         38,953         37,772         33,456         27,993
Income from operations                        67,196         63,184         59,223         53,705         46,362
Other income, (expenses) -- net(2)             1,302            499           (230)            16         19,110
Interest expense -- net                       14,962         13,974         13,797         23,064         44,703
Income before items below                     53,536         49,709         45,196         30,657         20,769
Provision for income taxes                    20,986         19,685         18,509         12,974          8,664
Equity earnings                                    0              0              0              0            225
Income before cum. effect
     of FAS 106(3)                            32,550         30,024         26,687         17,683         12,330
Net income (loss)                             32,550         30,024         26,687         17,683        (20,292)

Per-share data (including common share
     equivalents):
Income before cumulative effect of
     FAS 106(3)                                 2.12           1.97           1.78           1.18            .82
Net income (loss)                               2.12           1.97           1.78           1.18          (1.35)
Dividends paid                                  0.30           0.30           0.30           0.075

OTHER INFORMATION
Depreciation and amortization              $  21,485      $  18,158      $  16,276      $  14,678      $  14,627
Capital expenditures                          15,386         20,198         17,361         12,485         13,465
Employees (average)                            4,110          3,870          3,463          3,058          2,792

BALANCE SHEET
Total assets                               $ 315,733      $ 321,815      $ 255,981      $ 249,014      $ 229,100
Working capital                               61,298         74,795         41,263         38,645         51,533
Long-term debt                               202,851        248,721        213,999        236,625        394,555
Shareholders' equity                         (18,447)       (47,116)       (73,073)       (95,154)      (259,916)


1 1993 data consolidates the results of Libbey Canada beginning in June.
2 Principally divestiture gains in 1992.
3 Effective January 1, 1992, the Company adopted the provisions of Statement of
  Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; the cumulative effect of the change was to decrease net income by $32.6 million in 1992.
4 1995 data consolidates the results of Syracuse China beginning October.

As a result of the initial public offering and recapitalization of the Company in June 1993, the capital structure of Libbey and its interest and tax expense are not comparable to that of Libbey as a subsidiary of Owens-Illinois. Therefore, Libbey's historical net income or loss is not comparable to Libbey's net income following the initial public offering.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             AND RESULTS OF OPERATIONS

HISTORICAL FINANCIAL DATA
-------------------------

The following table presents certain results of operations data for Libbey for the periods indicated:

                                               YEAR ENDED DECEMBER 31,
(Dollars in thousands)               1996               1995             1994
                                     ----               ----             ----
Net sales                         $397,656           $357,546          $333,988
Gross profit                       109,118             99,601            95,103
As a percentage of sales             27.4%              27.9%             28.5%
Income from operations              67,196             63,184            59,223
As a percentage of sales             16.9%              17.7%             17.7%


Management is not aware of any events or uncertainties that are likely to have a material impact on prospective results of operations or financial condition. The Company historically has been able to adjust its prices to offset most of the effect of inflation, which has not had a significant effect on its operations.

RESULTS OF OPERATIONS

COMPARISON OF 1996 WITH 1995
----------------------------

Net sales for 1996 of $397.7 million were 11.2% higher than the net sales of $357.5 million reported in 1995. Contributing to the increase were greater sales at the Company's Canadian operations; higher sales to foodservice markets in the U.S.; significant increases in unit shipments to industrial customers and the inclusion of sales of Syracuse China for twelve months in 1996 compared with less than three months in 1995. Over one-half of the Company's sales increase is attributable to the inclusion of sales of Syracuse China for a full year in 1996. The remainder of the increase is due to higher unit volume offsetting lower average unit selling prices. Libbey's export sales increased slightly to $26.9 million in 1996 from $26.0 million in 1995.

Gross profit increased 9.6% to $109.1 million in 1996 from $99.6 million in 1995 and declined as a percentage of sales to 27.4% from 27.9% over this same period. Gross margins primarily were affected by product mix, with greater sales of lower-margin items in the industrial and export markets and the inclusion of Syracuse China. In addition, higher energy costs of approximately 30%, principally due to increased prices, and increased compensation costs, including the effects of the Company's new Goalsharing program, were factors.

Income from operations increased 6.3% to $67.2 million in 1996 from $63.2 million in 1995 and decreased as a percentage of net sales to 16.9% from 17.7%. The income from operations margin in 1996 was adversely affected by a lower gross profit margin and the inclusion of Syracuse China. Consultant fees associated with the Company's re-engineering initiative totaled $1.0 million. The Company expects to incur no material consultant expenditures relating to the re-engineering initiative in 1997. Management is targeting improvements in Libbey's cost structure through the elimination of waste and redundancies and more responsive customer service as a result of this initiative and expects these and other benefits to generate savings in 1997. In addition, the Company expects continued improvement in working capital utilization.

Net income increased 8.4% to $32.5 million in 1996 from $30.0 million in 1995. The increase is principally attributable to higher revenues and operating profits and a reduction in the Company's effective tax rate from 39.6% to 39.2%, principally due to lower state income taxes, offset by increased interest expense due to additional debt associated with the Syracuse China acquisition in October 1995.

COMPARISON OF 1995 WITH 1994
----------------------------

Net sales for 1995 of $357.5 million were 7.1% higher than the net sales of $334.0 million reported in 1994. Contributing to the increase were greater sales at the Company's Canadian operations, higher sales to foodservice markets in the U.S., significant increases in unit shipments to industrial customers and the inclusion of sales of Syracuse China since October 10, 1995. A strong travel and entertainment industry in the U.S., growth in the use of Libbey products by dinnerware and candle companies and continued expansion of the Company's market position in Canada were major contributors to the sales growth. These improvements offset a decline in unit volume sold to retail channels of distribution, particularly mass merchants, due to sluggish market conditions generally experienced in the sale of consumer housewares in the U.S. The popularity of candles packed in glass vessels along with the appeal of the Company's production and servicing capabilities contributed to the growth in industrial sales. Approximately one-third of the Company's sales increase is attributable to the inclusion of sales of Syracuse China since the October 10, 1995 acquisition by Libbey. The remainder of the increase is primarily due to higher average unit selling prices, with improved sales mix a major contributing factor to the increase. Libbey's export sales decreased slightly to $26.0 million in 1995 from $26.7 million in 1994, principally due to promotional glassware programs in 1994 associated with the World Cup Soccer Championships, which were not expected to repeat.

Gross profit increased 4.7% to $99.6 million in 1995 from $95.1 million in 1994 and declined as a percentage of sales to 27.9% from 28.5% over this same period. Higher prices for corrugated materials, increased group insurance and workers' compensation costs and consultant fees and related expenses associated with the re-engineering of the Company's manufacturing facilities were major contributors to the gross profit margin decline. Gross profit margins also were negatively affected by lower fixed cost absorption in the fourth quarter due to lower production levels and a partial shutdown for approximately one week due to a work stoppage at the Company's Toledo, Ohio facility. These costs more than offset improved sales mix and the inclusion of the gross profits of Syracuse China since October 10, 1995, the gross profit margin of which was higher than the Company average.

Income from operations increased 6.7% to $63.2 million in 1995 from $59.2 million in 1994 and remained constant as a percentage of net sales at 17.7%. The income from operations margin in 1995 was adversely affected by lower gross profit margins but was positively influenced by lower selling, general and administrative costs. The reduced selling, general and administrative expenses as a percentage of sales is due to lower marketing expenses due to certain efficiencies and the timing of production of certain marketing materials. Lower selling expenses are partially due to efficiencies in selling expenses and the effect of lower sales in select markets. The Company's re-engineering initiative, Project Alpha, involves analyzing and making changes to processes involved in the development, manufacture and sale of the Company's products. Approximately $2.3 million in expenses were associated with Project Alpha in 1995. Management is targeting improvements in Libbey's cost structure through the elimination of waste and redundancies and more responsive customer service.

Net income increased 12.5% to $30.0 million in 1995 from $26.7 million in 1994. The increase is principally attributable to higher income from operations, slower growth in interest expense due to lower interest rates and a reduction in the Company's effective tax rate to 39.6% from 41.0%, primarily as a result of lower state taxes.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Libbey's financial condition at year-end 1996 reflects the benefits of increased operating cash flow and improved working capital management during the year. Net cash provided by operating activities increased to $60.2 million in 1996 from $29.1 million in 1995. The reduction in working capital is partially associated with the impact of the Company's re-engineering initiative on inventories. Net cash provided by operating activities in 1994 was $43.0 million. The reduction in 1995 was due to higher working capital associated with higher sales, the acquisition of Syracuse China and a change in disbursing certain customer incentive payments. Inventories at December 31, 1996, were down 3.5% or $2.8 million lower than at December 31, 1995, principally due to the impact of the Company's re-engineering initiative. Trade accounts receivable increased only 4.5% as compared with a sales increase of 11.2%, contributing to the Company's improved working capital management.

Capital expenditures were $15.4 million in 1996 compared with $20.2 million in 1995, and included scheduled furnace and machine rebuilds and investment in higher productivity machinery, including the continued conversion of certain glass-forming machines to include proprietary computer controls and new equipment to improve platter production at Syracuse China. In addition, the Company incurred capitalized software expenditures of $4.4 million associated with the procurement of new information systems company-wide. Capital expenditures for 1997 are expected to be in the range of $23 to $25 million, including $2 to $3 million of capital expenditures at the Company's Syracuse China operation.

Libbey had total debt of $207.4 million at December 31, 1996, compared with $248.7 million at December 31, 1995. The $41.3 million decrease is primarily attributable to the net cash provided from operations. Libbey had additional capacity of $92.1 million at December 31, 1996, under the Bank Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $150.0 million of debt under the Bank Credit Agreement. The average interest rate for the Company's borrowings related to the interest rate protection agreements is 5.89% with an average maturity of 2.0 years at December 31, 1996.

Of Libbey's outstanding indebtedness, $57.4 million is subject to fluctuating interest rates at December 31, 1996. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis. The Company is not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the five-year term of the $300 million Bank Credit Agreement. The Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of October 1999 to meet the Company's longer-term funding requirements.

On March 10, 1997, the Company announced that it had signed a letter of intent to enter into a joint venture with Vitro S.A. with respect to its glass tableware operations in Mexico and also purchase the business known as WorldCrisa, presently owned by Vitro S.A. The announced purchase price is approximately $100 million. The completion of the transaction is subject to the performance of final due diligence, negotiation of definitive agreements, approval of the boards of directors of the respective companies and compliance with applicable governmental requirements. As a result of this proposed transaction, the Company intends to amend the Bank Credit Agreement and increase the maximum borrowings to finance the acquisition. The Company anticipates completing the transaction in the second quarter of 1997.

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page
                                                                        ----

Report of Independent Auditors                                            18

Consolidated Balance Sheets at December 31, 1996 and 1995                 19

For the years ended December 31, 1996, 1995 and 1994:

       Consolidated Statements of Income                                  21
       Consolidated Statements of Shareholders' Equity                    22
       Consolidated Statements of Cash Flows                              23

Notes to Consolidated Financial Statements                                24

Selected Quarterly Financial Data                                         37

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Toledo, Ohio
February 3, 1997,
   except for Note 14,
   as to which the date is
   March 10, 1997

                                   LIBBEY INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
(Dollars in thousands)                                                           1996                    1995
                                                                                 ----                    ----
ASSETS
Current assets:
     Cash                                                                   $    1,990               $   2,095
     Accounts receivable:
         Trade, less allowances of $2,279 and $3,289                            40,503                  38,775
         Other                                                                   1,551                   1,582
--------------------------------------------------------------------------------------------------------------
                                                                                42,054                  40,357
     Inventories:
         Finished goods                                                         67,503                  69,987
         Work in process                                                         5,017                   5,245
         Raw materials                                                           3,054                   3,246
         Operating supplies                                                        807                     714
--------------------------------------------------------------------------------------------------------------
                                                                                76,381                  79,192

     Prepaid expenses                                                            6,719                   9,199
--------------------------------------------------------------------------------------------------------------
Total current assets                                                           127,144                 130,843
Other assets:
     Repair parts inventories                                                    6,090                   5,528
     Other assets                                                               25,398                  21,711
     Goodwill, net of accumulated amortization
         of $10,339 and $9,118                                                  37,731                  39,755
--------------------------------------------------------------------------------------------------------------
                                                                                69,219                  66,994
Property, plant and equipment at cost                                          225,518                 220,675
     Less accumulated depreciation                                             106,148                  96,697
--------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                         119,370                 123,978
--------------------------------------------------------------------------------------------------------------
Total assets                                                                  $315,733                $321,815
==============================================================================================================


See accompanying notes.

                                   LIBBEY INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                        DECEMBER 31,
(Dollars in thousands)                                                         1996                    1995
                                                                               ----                    ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                          $    4,525                   --
     Accounts payable                                                           22,506               $  20,088
     Salaries and wages                                                         13,856                  10,871
     Accrued liabilities                                                        23,102                  22,792
     Income taxes                                                                1,857                   2,297
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       65,846                  56,048
Long-term debt                                                                 202,851                 248,721
Deferred taxes and other liabilities                                            14,318                  15,217
Nonpension retirement benefits                                                  51,165                  48,945

Shareholders' equity:
     Common stock, par value $.01 per share, 50,000,000 shares
         authorized, 15,061,231 shares issued and outstanding
         (15,023,500 in 1995)                                                      151                     150
     Capital in excess of par value                                            191,909                 191,226
     Deficit                                                                  (210,368)               (238,407)
     Cumulative foreign currency translation adjustment                           (139)                    (85)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     (18,447)                (47,116)
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $315,733                $321,815
==============================================================================================================

See accompanying notes.

                                   LIBBEY INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per-share amounts)                               1996             1995               1994
                                                                               ----             ----               ----
Revenues:
     Net sales                                                              $397,656         $357,546           $333,988
     Royalties and net technical assistance income                             2,698            2,536              1,892
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                               400,354          360,082            335,880
Costs and expenses:
     Cost of sales                                                           288,538          257,945            238,885
     Selling, general and administrative expenses                             44,620           38,953             37,772
------------------------------------------------------------------------------------------------------------------------
                                                                             333,158          296,898            276,657
------------------------------------------------------------------------------------------------------------------------
Income from operations                                                        67,196           63,184             59,223
Other income (expense):
     Interest expense--net                                                   (14,962)         (13,974)           (13,797)
     Other--net                                                                1,302              499               (230)
-------------------------------------------------------------------------------------------------------------------------
                                                                             (13,660)         (13,475)           (14,027)
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    53,536           49,709             45,196
Provision for income taxes                                                    20,986           19,685             18,509
------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $32,550         $ 30,024            $26,687
------------------------------------------------------------------------------------------------------------------------
Net income per share (including common share equivalents)                      $2.12            $1.97              $1.78
========================================================================================================================

See accompanying notes.

                                   LIBBEY INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per-share amounts)
                                                                                          Cumulative
                                                                                          Foreign
                                                            Capital in                    Currency
                                    Common  Stock           Excess of                     Translation
                               Shares        Amount         Par Value       Deficit       Adjustment         Total
----------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994         15,000,000     $  150        $190,845      $(286,117)     $   (32)        $   (95,154)
     Net income                                                               26,687                           26,687
     Dividend--$.30 per share                                                (4,500)                           (4,500)
     Effect of exchange
          rate fluctuation                                                                   (106)               (106)
----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994       15,000,000        150         190,845       (263,930)        (138)            (73,073)
     Net Income                                                               30,024                           30,024
     Stock options exercised        23,500                        381                                             381
     Dividend--$.30 per share                                                 (4,501)                          (4,501)
     Effect of exchange
          rate fluctuation                                                                     53                  53
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995       15,023,500        150         191,226       (238,407)         (85)            (47,116)
     Net income                                                               32,550                           32,550
     Stock options exercised        37,731          1             683                                             684
     Dividend -- $0.30 per share                                              (4,511)                          (4,511)
     Effect of exchange
          rate fluctuation                                                                    (54)                (54)
----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996       15,061,231     $   151      $ 191,909      $(210,368)      $ (139)         $  (18,447)
======================================================================================================================

See accompanying notes.

                                   LIBBEY INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                YEAR ENDED DECEMBER 31,
                                                     1996            1995           1994
                                                     ----            ----           ----
(Dollars in thousands)

OPERATING ACTIVITIES
Net income                                            $ 32,550      $ 30,024      $ 26,687
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                         21,485        18,158        16,276
  Nonpension retirement benefit cost in excess of
      payments                                           2,220         2,107         3,242
  Deferred income taxes                                   (913)       (2,703)       (4,592)
  Other                                                    535         3,965           287
Changes in operating assets and liabilities:
Accounts receivable                                     (1,786)       (5,813)       (5,132)
 Inventories                                             2,731        (2,884)       (1,234)
 Prepaid expenses                                         (573)       (2,203)         (254)
 Other assets                                           (4,800)       (1,986)          521
 Accounts payable                                        2,463          (869)        3,318
 Accrued liabilities and other liabilities               6,301        (8,742)        3,837
------------------------------------------------------------------------------------------
Net cash provided by operating activities               60,213        29,054        42,956

INVESTING ACTIVITIES
Additions to property, plant and equipment             (15,386)      (20,198)      (17,361)
Divestiture proceeds                                      --            --           3,154
Acquisition of Syracuse China assets                      --         (40,819)         --
Other                                                      170          --            --
------------------------------------------------------------------------------------------
Net cash used in investing activities                  (15,216)      (61,017)      (14,207)

FINANCING ACTIVITIES
Bank credit facility:
  Net bank activity                                    (45,801)       34,478       (22,103)
  Payment of finance fees                                 --            --            (272)
Other net borrowings                                     4,525          --            --
Stock options exercised                                    684           381          --
Dividends                                               (4,511)       (4,501)       (4,500)
------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities    (45,103)       30,358       (26,875)
Effect of exchange rate fluctuations on cash                 1          --              (1)
------------------------------------------------------------------------------------------
Increase (decrease) in cash                               (105)       (1,605)        1,873
Cash at beginning of year                                2,095         3,700         1,827
------------------------------------------------------------------------------------------
Cash at end of year                                   $  1,990      $  2,095      $  3,700
==========================================================================================


See accompanying notes.

                                   LIBBEY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Libbey Inc. and all wholly owned subsidiaries ("the Company").

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
--------

The Company designs, manufactures and markets an extensive line of high quality, machine-made glass beverageware, other glass tableware and ceramic dinnerware to a broad group of customers in the foodservice, retail, industrial and premium areas. Most of the Company's sales are to customers in North America, although international sales have grown significantly since 1988.

INVENTORY VALUATION
-------------------

The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for substantially all manufacturing inventories. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $10,978, $9,211 and $8,851 at December 31, 1996, 1995 and 1994, respectively.

GOODWILL
--------

Goodwill, which resulted from the excess of purchase cost over net assets acquired, is being amortized over 40 years. The Company periodically reviews goodwill to assess recoverability generally based upon expectations of nondiscounted cash flows and operating income.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and furnishings and 20 to 40 years for buildings and improvements.

STOCK OPTIONS
-------------

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

INCOME TAXES
------------

Deferred income taxes are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse.

ROYALTIES AND NET TECHNICAL ASSISTANCE
--------------------------------------

Royalties and net technical assistance income are accrued based on the terms of the respective agreements, which typically specify that a percentage of the licensee's sales be paid to the Company monthly, quarterly or semi-annually in exchange for the Company's assistance with manufacturing and engineering and support in functions such as marketing, sales and administration.

FOREIGN CURRENCY TRANSLATION
----------------------------

The assets and liabilities of the foreign subsidiary are translated at current exchange rates and any related translation adjustments are recorded directly in shareholders' equity.

INCOME PER SHARE OF COMMON STOCK
--------------------------------

Income per share of common stock is computed using the weighted average number of shares of common stock outstanding at year-end including common share equivalents (15,352,000 for 1996; 15,268,000 for 1995 and 15,000,000 for 1994).

3.  ACQUISITION

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

The following unaudited pro forma results of operations for 1995 assume the acquisition occurred as of January 1, 1994 (in millions, except per-share amounts):

     Year ended December 31,                                1995
-------------------------------------------------------------------------------
         Net sales                                       $381.0
         Net income                                        30.8
         Net income per share                            $ 2.02
--------------------------------------------------------------------------------

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Syracuse China acquisition been consummated as of January 1, 1994, nor are they necessarily indicative of future operating results.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                          DECEMBER 31,
                                                  1996                  1995
--------------------------------------------------------------------------------
Land                                         $  15,466             $  15,466
Buildings                                       33,121                32,749
Machinery and equipment                        165,334               158,593
Furniture and fixtures                          10,215                 7,984
Construction in progress                         1,382                 5,883
--------------------------------------------------------------------------------
                                               225,518               220,675
Less accumulated depreciation                  106,148                96,697
--------------------------------------------------------------------------------
Net property, plant and equipment             $119,370              $123,978
================================================================================



5.  OTHER ACCRUED LIABILITIES

Other accrued liabilities include accruals for insurance of $7,887, $8,953 and $7,744 and various customer incentive programs of $8,953, $8,257 and $12,164 at December 31, 1996, 1995 and 1994, respectively.

6.  INCOME TAXES

The provision for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                       1996                1995                    1994
---------------------------------------------------------------------------------------
Current:
     Federal                    $    16,567         $    17,598             $    19,658
     Foreign                          1,878               1,486                    (455)
     State and local                  2,742               3,291                   3,872
---------------------------------------------------------------------------------------
                                     21,187              22,375                  23,075
Deferred:

     Federal                           (644)             (2,317)                 (4,742)
     Foreign                            385                 203                   1,086
     State and local                     58                (576)                   (910)
----------------------------------------------------------------------------------------
                                       (201)             (2,690)                 (4,566)
----------------------------------------------------------------------------------------
Total:

     Federal                         15,923              15,281                  14,916
     Foreign                          2,263               1,689                     631
     State and local                  2,800               2,715                   2,962
---------------------------------------------------------------------------------------
                                $    20,986         $    19,685             $    18,509
=======================================================================================

The provision for income taxes was calculated based on the following components of earnings before income taxes:

                                      1996               1995                     1994
---------------------------------------------------------------------------------------
Domestic                        $    46,101         $    44,455             $    43,208
Foreign                               7,435               5,254                   1,988
---------------------------------------------------------------------------------------
                                $    53,536             $49,709             $    45,196
=======================================================================================


A reconciliation from the statutory U. S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

                                                   1996             1995              1994
------------------------------------------------------------------------------------------
Statutory U.S. Federal tax rate                    35.0%            35.0%             35.0%
Increase in rate due to:
     State and local income taxes
         net of related federal taxes               3.4              3.5               4.3
     Amortization of goodwill                       0.7              0.7               0.8
     Other                                          0.1              0.4               0.9
------------------------------------------------------------------------------------------
     Consolidated effective tax rate               39.2%            39.6%             41.0%
==========================================================================================


Income taxes paid in cash amounted to $18,727, $26,250 and $16,567 for the years ended December 31, 1996, 1995 and 1994, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          DECEMBER 31,
                                                     1996           1995
--------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                 $19,773         $19,936
     Inventories                                     2,131           2,320
     Pension                                         2,187           2,141
     Other assets                                    4,690           4,524
--------------------------------------------------------------------------
Total deferred tax liabilities                      28,781          28,921

Deferred tax assets:

     Accrued nonpension retirement benefits         17,974          17,131
     Other accrued liabilities                       6,031           6,102
     Receivables                                       733           1,101
     Other                                             649             627
--------------------------------------------------------------------------
Total deferred tax assets                           25,387          24,961
--------------------------------------------------------------------------
Net deferred tax liabilities                      $  3,394         $ 3,960
==========================================================================


Net deferred tax liabilities are included in the consolidated balance sheets as follows:

                                                          DECEMBER 31,
                                                     1996             1995
--------------------------------------------------------------------------
Noncurrent deferred taxes                         $  8,197         $ 9,117
Prepaid expenses                                    (4,803)         (5,157)
---------------------------------------------------------------------------
Net deferred tax liabilities                      $  3,394         $ 3,960
==========================================================================


7.  PENSION PLANS

The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.

The funded status of the plans at December 31, 1996 and 1995 was as follows:

Actuarial present value of benefit obligations:       1996             1995
                                                      ----             ----
     Vested                                       $ 114,680        $ 123,184
     Nonvested                                       15,737           11,364
----------------------------------------------------------------------------
Accumulated benefit obligations                     130,417          134,548
Effect of assumed benefit increases                  13,265           12,881
----------------------------------------------------------------------------
Projected benefit obligation                        143,682          147,429
Plan assets at fair value                           180,039          163,834
----------------------------------------------------------------------------
Plan assets in excess of projected
     benefit obligation                              36,357           16,405
Unrecognized prior service cost                         (15)            (617)
Unrecognized net gain                               (29,035)          (8,737)
-----------------------------------------------------------------------------
Prepaid pension cost                              $   7,307        $   7,051
============================================================================


The actuarial present value of benefit obligations is based on a discount rate of 8.0% in 1996 and 7.5% in 1995. The expected long-term rate of return on assets is 10% in 1996 and 9% in 1995. Future benefits are assumed to increase in a manner consistent with past experience. Plan assets include marketable equity securities, government and corporate debt securities and commingled funds.

The components of the net pension expense are as follows:

                                                              1996         1995       1994
-------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)         $  3,812    $   2,967     $  3,425
Interest cost on projected benefit obligation              11,177        9,107        8,456
Return on plan assets                                     (27,890)     (27,754)       1,254
Net amortization and deferral                              12,645       15,341      (12,462)
-------------------------------------------------------------------------------------------
Net pension cost (credit)                                $   (256)   $    (339)    $    673
-------------------------------------------------------------------------------------------


The Company also sponsors certain other employee retirement benefit plans which in the aggregate resulted in an expense of $1,768, $1,142 and $1,090 in 1996, 1995 and 1994, respectively.

8.  NONPENSION RETIREMENT BENEFITS

The Company provides certain retiree health care and life insurance benefits covering substantially all salaried and hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois assumed liability for the nonpension retirement benefits of Company retirees who had retired as of the Initial Public Offering (IPO).

The provision for nonpension retirement benefit costs consists of the following:


                                                                 1996       1995        1994
---------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)              $  1,463    $ 1,443     $ 1,851
Amortization                                                    (1,276)    (1,133)       (876)
Interest cost on nonpension retirement benefit obligation        2,484      2,663       2,498
---------------------------------------------------------------------------------------------
Net nonpension retirement benefit cost                        $  2,671    $ 2,973     $ 3,473
=============================================================================================

The components of the accumulated nonpension retirement benefit obligation and amounts accrued were as follows:

                                                            1996          1995
---------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Retirees and dependents                                $  6,163      $  4,965
   Active employees eligible for benefits                    6,679        10,363
   Active employees not eligible for benefits               19,750        26,097
---------------------------------------------------------------------------------
                                                            32,592        41,425
Unamortized prior service cost                               7,200         8,100
Unrecognized net gain (loss)                                11,373          (581)
---------------------------------------------------------------------------------
Accrued nonpension retirement benefits                     $51,165      $ 48,944
=================================================================================


Assumed health care cost inflation is based on a rate of 8.8% for salaried workers and 7.6% for hourly workers, declining ratably over four years to an ultimate rate of 6%. A one percentage point increase in these rates would have increased the accumulated nonpension retirement benefit obligation at December 31, 1996 by $4,816 and increased the net nonpension retirement benefit cost by $694. A salary growth rate of 5.5% was used in 1996 and 1995. The assumed discount rate used in determining the accumulated nonpension retirement benefit obligation was 8.0% for 1996 and 7.5% for 1995. The Company continues to fund these nonpension retirement benefit obligations as claims are incurred.

The Company provides retiree health care benefits to certain union hourly employees through participation in a multiemployer retiree health care benefit plan. Approximately $357 and $79 was charged to expense for the years ended December 31, 1996 and 1995, respectively.


9.  LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement ") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $300 million, maturing October 1999. Swing Line borrowings are limited to $15 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 1/4% and 3/8%, respectively, at December 31, 1996. The Company may also elect to borrow up to a maximum of $150 million under a Bid Rate loan alternative of the Facility at floating rates of interest. The Company had $202.9 and $248.7 million outstanding under the Facility at December 31, 1996 and 1995 respectively. The Facility also provides for the issuance of $22 million of letters of credit, with such usage applied against the $300 million limit. At December 31, 1996, the Company had $5.1 million in letters of credit outstanding.

The Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $150 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 1996 was 5.89% for an average remaining period of 2.0 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.65% at December 31, 1996.

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

The Company must pay a commitment fee ("Commitment Fee Percentage") on the total credit provided under the Bank Credit Agreement. No compensating balances are required by the Agreement. The Agreement requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations and restricts certain types of business activities and investments.

Annual maturities for all the Company's long-term debt through 1999 are as follows: 1996 through 1998 - none; 1999 - $202.9 million.

At December 31, 1996, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. The fair market value of the Company's Interest Rate Protection Agreements at December 31, 1996 was $1.5 million. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Interest Rate Protection agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements, and expects them to expire as originally contracted.

Interest expense - net includes interest income of $1, $227, and $163 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest paid in cash amounted to $14,362, $14,713 and $13,092 for the years ended December 31, 1996, 1995 and 1994, respectively.

10.  STOCK OPTIONS

The Company sponsors a stock option plan for key employees. The plan provides for the granting of Incentive Stock Options and Nonqualified Options to purchase 1,800,000 shares of the Company's common stock to key employees at a price not less than the fair market value on the date the option is granted.

Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Unless an earlier expiration date is set at the time of the grant or results from termination of an optionee's employment or a merger, consolidation, acquisition, liquidation or dissolution of the Company, Incentive Stock Options expire ten years after the date of grant and Nonqualified Options expire ten years and a day after date of grant.

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25 no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant.

In the opinion of management, the existing fair value models do not provide a reliable measure of the value of employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, risk-free interest rates of 5.1%; a dividend yield of 1.2%; volatility factors of the expected market price of the Company's common stock of .27; and a weighted-average expected life of the option of 7 years. The weighted average fair value of options granted in 1996 and 1995 was $9.90 and $8.13, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                                   1996             1995
----------------------------------------------------------------------------------------
Net Income:
      Reported                                                $  32,550        $  30,024
      Pro forma                                                  32,080           29,992
 Earnings per share (including common share equivalents):
     equivalents):
     Reported                                                   $  2.12          $  1.97
     Pro Forma                                                     2.08             1.96
----------------------------------------------------------------------------------------

Pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Stock option activity is as follows:

                                                                    Weighted Average
                                          Number of Shares           Exercise Price         Price Range Per Share
-----------------------------------------------------------------------------------------------------------------
January 1, 1994
   Outstanding                                       1,253,345               $13.03
   Granted                                              62,800                16.67
                                      -------------------------
December 31, 1994
   Outstanding                                       1,316,145                13.20            $13.00--$14.25
   Exercisable                                         501,338                13.03
   Granted                                             138,450                22.75
   Canceled                                              2,125                13.38
   Exercised                                            23,500                13.00
                                      -------------------------
December 31, 1995
   Outstanding                                       1,428,970                14.13             $13.00-$23.00
   Exercisable                                         753,627                13.15
   Granted                                             141,050                26.51
   Canceled                                              2,350                22.15
   Exercised                                            37,731                13.00
                                      -------------------------
December 31, 1996
   Outstanding                                       1,529,939                15.29           $13.00--$26.875
   Exercisable                                       1,025,683                13.62
------------------------------------------------------------------------------------------------------------


The following information is as of December 31, 1996:

                                                                                  Options with an
                                                   Options with an exercise      exercise price of
                                                   price of $13.00 per share       greater than
                                                                                 $13.00 per share
----- ------------------------------------------------------------------------------------------------
Options outstanding                                                1,130,124                   399,815
      Weighted average exercise price                                 $13.00                    $21.76
      Remaining contractual life                                         6.5                       8.7

Options exercisable                                                  892,419                   133,264
      Weighted average exercise price                                 $13.00                    $17.75
----- ------------------------------------------------------------------------------------------------

11.  SHAREHOLDERS' RIGHTS PLAN

In January 1995, the Company adopted a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Under the Plan, the Company's Board of Directors declared a distribution of one right for each outstanding common share of the Company. Each right will entitle shareholders to buy 1/100th of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $55 per right. The rights will not be exercisable until a person acquires beneficial ownership of 20% of the Company's common shares or makes a tender offer for at least 20% of its common shares. After the time that a person acquires beneficial ownership of 20% of the Company's common shares, the holders of the rights may be permitted to exercise such rights to receive the Company's common shares having market value of twice the exercise price. The rights are redeemable at $0.001 per right at any time before the tenth day after a person has acquired 20% or more of the outstanding common shares. The redemption period may be extended under certain circumstances. If at any time after the rights become exercisable and not redeemed, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving party, the rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.

12.  TRANSACTIONS WITH OWENS-ILLINOIS

Prior to the IPO, the Company utilized certain Owens-Illinois corporate-wide systems and services, the more significant of which related to computer services, compensation and benefits administration, payroll processing, general accounting services, auditing, income taxes and treasury services. Owens-Illinois allocated costs to the Company on the basis of specific services provided, to the extent practical, plus a general allocation based on a percentage of sales dollars. The Company continues to receive certain services from Owens-Illinois to support various Company computer systems and services during the transition period. The cost of such services is based upon a service agreement between the Company and Owens-Illinois. In the opinion of management, such allocations and costs have been made or determined on a reasonable basis and do not differ materially from the costs which would have been incurred had the Company purchased such services from another third-party.

Charges from Owens-Illinois for services provided are as follows:

                                           1996         1995        1994
--------------------------------------------------------------------------
Administrative services                      --       $    95      $   323
Computer processing                    $  1,987         1,847        2,113
--------------------------------------------------------------------------
                                       $  1,987       $ 1,942      $ 2,436
--------------------------------------------------------------------------

Amounts were charged to costs and expenses as follows:

                                                             1996       1995       1994
-----------------------------------------------------------------------------------------
Cost of sales                                               $1,660     $ 1,636    $ 1,728
Selling, general and administrative expenses                   327         306        708
------------------------------------------------------------------------------ ----------
                                                            $1,987     $ 1,942    $ 2,436
-----------------------------------------------------------------------------------------


13.  OPERATING LEASES

Rental expense for all operating leases was $4,670, $4,462 and $4,382 for the years ended December 31, 1996, 1995 and 1994, respectively. Contingent rental expense was not significant in any period presented. Future minimum rentals under operating leases are as follows: 1997--$4,573; 1998--$3,624; 1999--$2,615;
2000--$1,760; 2001--$1,322 and 2002 and thereafter--$1,271.

14.  SUBSEQUENT EVENT

On March 10, 1997, the Company announced that it had signed a letter of intent to enter into a joint venture with Vitro S.A. with respect to its glass tableware operations in Mexico and also purchase the business known as WorldCrisa, presently owned by Vitro S.A. The announced purchase price is approximately $100 million. The completion of the transaction is subject to the performance of final due diligence, negotiation of definitive agreements, approval of the boards of directors of the respective companies and compliance with applicable governmental requirements. The Company anticipates completing the transaction in the second quarter of 1997.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the years ended December 31, 1996 and 1995:

1996                                First Quarter           Second Quarter       Third Quarter         Fourth Quarter
---------------------------------------------------------------------------------------------------------------------
Dollars in thousands,
except per-share data
Net sales                                $84,001                 $103,804             $94,888               $114,963
Cost of sales                             64,026                   73,838              66,376                 84,298
Gross profit                              19,975                   29,966              28,512                 30,665
Net income                                 3,941                    8,702               9,975                  9,932
--------------------------------------------------------------------------------------------------------------------
Net income per share
(including common share
equivalents)                               $0.26                    $0.56               $0.65                  $0.65
--------------------------------------------------------------------------------------------------------------------


1995                               First Quarter          Second Quarter        Third Quarter         Fourth Quarter
---------------------------------------------------------------------------------------------------------------------
Dollars in thousands,
except per-share data
Net sales                               $71,016                 $84,006              $89,138               $113,386
Cost of sales                            53,086                  58,235               62,141                 84,483
Gross profit                             17,930                  25,771               26,997                 28,903
Net income                                3,487                   7,673                9,907                  8,957
--------------------------------------------------------------------------------------------------------------------
Net income per share
(including common share
equivalents)                              $0.23                   $0.51                $0.64                  $0.59
--------------------------------------------------------------------------------------------------------------------



     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers is set forth herein immediately following Item 4 of Part I. Information with respect to non-officer directors is included in the Proxy Statement in the section entitled "Election of Directors" and such information is incorporated herein by this reference. The section in the Proxy Statement entitled "General Information - Compliance with Section 16(a) of the Exchange Act" is also incorporated herein by this reference.

     ITEMS 11. AND 13.       EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
                             AND RELATED TRANSACTIONS

The sections entitled "Election of Directors - Compensation of Directors" and "Executive Compensation" exclusive of the subsections entitled "Compensation Committee Report" and "Performance Graph," which are included in the Proxy Statement, are incorporated herein by this reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management" which is included in the Proxy Statement is incorporated herein by this reference.

PART IV

     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
                 ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                         Page
                                                                         ----
Report of Independent Auditors                                             18

Consolidated Balance Sheets at December 31, 1996 and 1995                  19

For the years ended December 31, 1996, 1995 and 1994:

       Consolidated Statements of Income                                   21
       Consolidated Statements of Shareholders' Equity                     22
       Consolidated Statements of Cash Flows                               23

Notes to Consolidated Financial Statements                                 24

Selected Quarterly Financial Data                                          37

Financial statement schedule for the years ended December 31, 1996, 1995 and 1994:

       II  -  Valuation and Qualifying Accounts (Consolidated)            S-1

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the accompanying notes.

The accompanying Exhibit Index is hereby incorporated herein by this reference. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

b)   Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LIBBEY INC.

                                                 by: /s/ Kenneth G. Wilkes
                                                    ---------------------------
                                                 Kenneth G. Wilkes
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

Date:    March 29, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Libbey Inc. and in the capacities and on the dates indicated.

SIGNATURE                                TITLE

William A. Foley                         Director

Terry L. Wilkison                        Director

Peter C. McC. Howell                     Director

G. L. Moreau                             Director

R. I. Reynolds                           Director, Executive Vice President,
                                         Chief Operating Officer

                                         By: /s/ Kenneth G. Wilkes
                                            ---------------------------------
                                              Kenneth G. Wilkes
                                              Attorney-In-Fact
/s/ John F. Meier
------------------------------
John F. Meier                            Chairman of the Board of Directors,
                                         Chief Executive Officer
/s/ Kenneth G. Wilkes
------------------------------
Kenneth G. Wilkes                        Vice President, Chief Financial Officer
                                         and Treasurer, (Principal Accounting
                                         Officer)

Date:    March 31, 1997

                      INDEX TO FINANCIAL STATEMENT SCHEDULE
                      -------------------------------------

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 1996, 1995, and 1994:

                                                                        Page
                                                                        ----
II   Valuation and Qualifying Accounts (Consolidated)                   S-1

                                   LIBBEY INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (Consolidated) Years ended December 31, 1996, 1995 and 1994

                             (Dollars in thousands)

                                                              Additions
                                                              Charged
                                               Balance at     (Credited) to
                                               Beginning      Costs and      Other          Deductions    Balance at
                                               Of Year        Expenses       (Note 1)       (Note 2)      End of Year
                                               -------        --------       --------       --------      -----------
Allowances for Losses and
Discounts on Receivables:

       1996                                    $3,289          $ (206)         $ 35            $839           $2,279
                                               ======          ======          ====            ====           ======
       1995                                    $2,211          $1,203          $406            $531           $3,289
                                               ======          ======          ====            ====           ======
       1994                                    $2,753          $ (210)         $ 42            $374           $2,211
                                               ======          ======          ====            ====           ======

(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible and, in 1995, amounts established through purchase price accounting for the acquisition of Syracuse China.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

                                  EXHIBIT INDEX
                                  -------------

S-K ITEM
601 NO.                             DOCUMENT
-------                             --------
    2.0               --     Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co.,
                             The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and
                             Libbey Canada Inc., Acquisition of Syracuse China Company (filed Exhibit 2.0 with the
                             Company's Current Report on Form 8-K dated September 22, 1995  and incorporated herein by reference).

    3.1               --     Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

    3.2               --     Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

    4.1               --     Restated Certificate of Incorporation of Libbey Inc. (incorporated by reference herein as
                             Exhibit 3.1).

    4.2               --     Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein as Exhibit
                             3.2).

    4.3               --     Rights Agreement, dated January 5, 1995, between Libbey Inc. and The Bank of New York, which includes the form of Certificate of Designations of the Series A Junior Participating
                             Preferred Stock of Libbey Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, (filed as Exhibit 1 to
                             Registrant's Registration Statement on Form 8-A dated January 20, 1995 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------

S-K ITEM
601 NO.                             DOCUMENT
-------                             --------
   10.1               --     Credit Agreement dated as of June 24, 1993 among Libbey Glass Inc. and Libbey Canada Inc., the Lenders listed on the signature pages thereof, the Lenders named as managers for the
                             Lenders, The First National Bank of Chicago as Co-Agent and Bankers Trust Company as Agent
                             (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1993 and incorporated herein by reference).

   10.2               --     Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc.
                             and Libbey Glass Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q
                             for the quarter ended June 30, 1993 and incorporated herein by reference).

   10.3               --     Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among
                             Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  *10.4               --     Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc.
                             and Libbey Inc. (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for
                             the quarter ended June 30, 1993 and incorporated herein by reference).

   10.5               --     Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey
                             Inc. (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  *10.6               --     Employment Agreements dated as of June 24, 1993 between Libbey Inc. and its then Executive
                             Officers (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the
                             quarter ended June 30, 1993 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------

S-K ITEM
601 NO.                             DOCUMENT
-------                             --------
*10.6 (a)             --     Employment Agreement dated as of August 1, 1993 between Libbey Inc. and Kenneth G. Wilkes
                             (filed as an Exhibit 10.6(a) to Registrant's Annual Report on Form 10-K for the year ended
                             December 31, 1993 and incorporated herein by reference).

*10.7                 --     Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.7 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.8                 --     Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as an Exhibit
                             10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.9                 --     Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as an Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.10                --     Libbey Inc. Senior Management Incentive Plan (filed as an Exhibit 10.10 to Registrant's
                             Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.11                --     Libbey Inc. Deferred Compensation Plan for Outside Directors (filed as an Exhibit 10.11 to
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------

S-K ITEM
601 NO.                             DOCUMENT
-------                             --------
   10.12              --     Amended and Restated Credit Agreement dated as of August 27, 1994 among Libbey Glass Inc.
                             and Libbey Canada Inc. as Borrowers, the lenders listed therein, The Bank of Nova Scotia, as Canadian lender, The Bank of New York, The Long-Term Credit Bank of Japan, Ltd., Chicago
                             Branch and Society National Bank as Lead Managers, The Bank of Nova Scotia, National
                             Westminster Bank USA, NationsBank of North Carolina, N.A. and The First National Bank of
                             Chicago, as Co-Agents and Bankers Trust Company, as Agent (filed as an Exhibit 10.12 to
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

  *10.13              --     Libbey Inc. Executive Savings Plan (filed as an Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

  *10.14              --     The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as an
                             Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                             1995 and incorporated herein by reference).

  *10.15              --     Employment Agreement dated as of September 5, 1995 (effective October 10, 1995) between
                             Libbey Inc. and Charles S. Goodman (filed Exhibit 10.15 with the Company's Current Report on form 8-K dated October 10, 1995 and incorporated herein by reference).

  *10.16              --     Form of Non-qualified Stock Option Agreement between Libbey Inc. and Charles S. Goodman under Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed Exhibit
                             10.16 with the Company's current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------

S-K ITEM
601 NO.                             DOCUMENT
-------                             --------
10.17                 --     Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The
                             Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase
                             Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed Exhibit 10.17 with the Company's Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.18                 --     Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG
                             Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The
                             Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd.
                             under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in
                             the event certain contingencies occur (filed Exhibit 10.18 with the Company's Current
                             Report on Form 8-K dated October 10, 1995  and incorporated herein by reference).

10.19                 --     Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The
                             Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and
                             Libbey Canada Inc. amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed
                             Exhibit 10.19 with the Company's Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------

S-K ITEM
601 NO.                             DOCUMENT
-------                             --------
   10.20              --     The First Amendment dated as of July 17, 1995 (filed Exhibit 10.20 with the Company's
                             Current Report on Form 8-K dated October 10, 1995, File No. 1-12084 and incorporated herein by reference) to the Amended and Restated Credit Agreement dated as of August 27, 1994 among Libbey Glass Inc. and Libbey Canada Inc. as Borrowers, the lenders listed therein,
                             The Bank of Nova Scotia, as Canadian lender, The Bank of New York, The Long-Term Credit
                             Bank of Japan, Ltd., Chicago Branch and Society National Bank as Lead Managers, The Bank of
                             Nova Scotia, National Westminster Bank USA, NationsBank of North Carolina, N.A. and the
                             First National Bank of Chicago, as Co-Agents and Bankers Trust Company, as Agent (filed as
                             Exhibit 10.12 to the Company Annual Report on Form 10-K for the year ended December 31,
                             1994 and incorporated herein by reference).

  *10.21              --     Employment Agreement dated as of April 1, 1996 between Libbey Inc. and John A. Zarb (filed as Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March
                             31, 1996 and incorporated herein by reference).

  *10.22              --     The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as an Exhibit
                             10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

  *10.23              --     First Amended and Restated Libbey Inc. Executive Savings Plan (filed herewith).

  *10.24              --     Employment Agreement dated as of January 1, 1997 between Libbey Inc. and Timothy T. Paige
                             (filed herewith).

   13                 --     1996 Annual Report to Shareholders for the year ended December 31, 1996.  Except for the information that is expressly incorporated herein by reference, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.


   22                 --     Subsidiaries of the Registrant (filed herewith).

   23                 --     Consent of Independent Auditors (filed herewith).

   25                 --     Power of Attorney (filed herewith).

   27                 --     Financial Data Schedule (filed herewith)

   99                 --     Safe harbor provisions of the Private Securities Litigation Reform Act of 1935 (filed herewith).




*  Management Contract or Compensation Plan or Arrangement.