Form 10-Q
period 1997-03-31
LIBBEY INC
filed 1997-05-15
CIK 902274

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

         (Mark one)

         (X)Quarterly Report Pursuant to Section 13 or 15(d)of the
                        Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1997

                                      or

         ( )Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                                  Libbey Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



Delaware                    1-12084                  34-1559357
--------                    -------                  ----------
(State or other             (Commission              (IRS Employer
jurisdiction of             File No.)                Identification No.)
incorporation or
organization)



                    300 Madison Avenue, Toledo, Ohio 43604
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 419-325-2100
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
      the past 90 days. Yes X   No
                           ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Common Stock, $.01 par value - 15,112,931 shares at April 22, 1997.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The interim results of operations are not necessarily indicative of results for the entire year.

                                  LIBBEY INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per-share amounts)
                                  (unaudited)

                                                        Three months ended March 31,
Revenues:                                                  1997          1996
                                                           ----          ----
     Net sales                                          $ 78,479       $ 84,001

     Royalties and net technical
         assistance income                                   924            476
                                                        --------       --------
              Total revenues                              79,403         84,477

Costs and expenses:
     Cost of sales                                        56,775         64,026

     Selling, general and administrative
         expenses                                         11,750         10,541
                                                        --------       --------
                                                          68,525         74,567
                                                        --------       --------

Income from operations                                    10,878          9,910

Other income (expense):
     Interest expense - net                               (3,301)        (4,120)
     Other - net                                              64            724
                                                        --------       --------
                                                          (3,237)        (3,396)

Income before income taxes                                 7,641          6,514

Provision for income taxes                                 2,995          2,573
                                                        --------       --------

Net income                                              $  4,646       $  3,941
                                                        ========       ========

Net income per share                                    $   0.30       $   0.26
                                                        ========       ========

Dividends per share                                     $  0.075       $  0.075
                                                        ========       ========


                            See accompanying notes.

                                  LIBBEY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                             March 31,          December 31,
                                                               1997                1996
                                                               ----                ----
                                                             (unaudited)          (Note)
ASSETS
Current assets:
     Cash                                                   $  5,014            $  1,990
     Accounts receivable:
         Trade, less allowances of $2,354 and $2,279          39,823              40,503
         Other                                                 1,465               1,551
                                                            --------            --------
                                                              41,288              42,054
     Inventories:
         Finished goods                                       81,694              67,503
         Work in process                                       5,457               5,017
         Raw materials                                         3,245               3,054
         Operating supplies                                      737                 807
                                                            --------            --------
                                                              91,133              76,381

     Prepaid expenses                                          6,482               6,719
                                                            --------            --------
Total current assets                                         143,917             127,144

Other assets:
     Repair parts inventories                                  6,080               6,090
     Goodwill, net of accumulated
         amortization of $10,639 and $10,339                  37,431              37,731
     Other assets                                             25,392              25,398
                                                            --------            --------
                                                              68,903              69,219

Property, plant and equipment, at cost                       227,763             225,518
     Less accumulated depreciation                           111,228             106,148
                                                            --------            --------
     Net property, plant and equipment                       116,535             119,370
                                                            --------            --------

Total assets                                                $329,355            $315,733
                                                            ========            ========

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                  LIBBEY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                        March 31,     December 31,
                                                          1997           1996
                                                          ----           ----
                                                        (unaudited)     (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                     $  11,504      $   4,525
     Accounts payable                                     15,733         22,506
     Accrued liabilities                                  22,073         23,102
     Other current liabilities                            11,084         15,713
     Long-term debt due within one year                   14,334           --
                                                       ---------      ---------
Total current liabilities                                 74,728         65,846

Long-term debt                                           202,851        202,851
Nonpension retirement benefits                            51,809         51,165
Deferred taxes and other liabilities                      14,046         14,318
Commitments

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 15,107,931 shares
         issued and outstanding
         (15,061,231 in 1996)                                151            151
     Capital in excess of par value                      192,851        191,909
     Deficit                                            (206,853)      (210,368)
     Cumulative foreign currency
         translation adjustment                             (228)          (139)
                                                       ---------      ---------
Total shareholders' equity                               (14,079)       (18,447)
                                                       ---------      ---------
Total liabilities and shareholders' equity             $ 329,355      $ 315,733
                                                       =========      =========

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                  LIBBEY INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (dollars in thousands)
                                  (unaudited)

                                                       Three months ended March 31,
                                                             1997        1996
                                                             ----        ----
Operating activities
     Net income                                           $  4,646     $  3,941
     Adjustments to reconcile net income to
         net cash used in operating activities:
              Depreciation and amortization                  5,867        5,615
              Other non-cash charges                           410          (37)
              Net change in components of working
                  capital and other assets                 (26,721)     (10,905)
                                                          --------     --------
Net cash used in operating activities                      (15,798)      (1,386)

Investing activities--additions
     to property, plant and equipment                       (2,432)      (2,066)

Financing activities
     Net borrowings under Bank Credit Agreement             14,463        6,898
     Other net borrowings                                    6,979         --
     Stock options exercised                                   942          130
     Dividends                                              (1,131)      (1,127)
                                                          --------     --------
Net cash provided by financing activities                   21,253        5,901

Effect of exchange rate fluctuations
     on cash                                                     1         --
                                                          --------     --------

Increase in cash                                             3,024        2,449

Cash at beginning of year                                    1,990        2,095
                                                          --------     --------

Cash at end of period                                     $  5,014     $  4,544
                                                          ========     ========

                            See accompanying notes.

                                  LIBBEY INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Dollar amounts in thousands, except per share data
                                  (unaudited)

1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $300 million, maturing October 1999. Swing Line borrowings are limited to $15 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 1/4% and 3/8%, respectively, at March 31, 1997. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $150 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $22 million of letters of credit, with such usage applied against the $300 million limit. At March 31, 1997 the Company had $5.1 million in letters of credit outstanding.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $150 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 1997 was 5.89% for an average remaining period of 1.8 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.6% at March 31, 1997.

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

On April 24, 1997 the Company reached agreement with its group of banks to amend its Bank Credit Agreement, principally to increase the size of available borrowings to $380 million in conjunction with its March 10, 1997 announcement if its intention to pursue an acquisition of the business known as World Crisa and an investment in Vitrocrisa. In addition, the maturity date has been extended to May 2002, borrowing rates under certain circumstances are lower than the prior facility and financial covenants and restrictions have been modified.

2. ACQUISITION OPPORTUNITY

On March 10, 1997 the Company announced that it had signed a letter of intent to enter into a joint venture with Vitro S.A., with respect to its glass tableware operations in Mexico, and also purchase the business known as World Crisa, presently owned by Vitro S.A. The announced cash purchase price is approximately $100 million. The completion of the transaction is subject to the performance of final due diligence, negotiation of definitive agreements approval of the boards of directors of the respective companies and compliance with applicable governmental requirements. The Company anticipates completing the transaction in the second quarter of 1997.

3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $3,324 and $3,696 for the first three months of 1997 and 1996, respectively. Income taxes paid in cash aggregated $1,668 and $1,895 for the first three months of 1997 and 1996, respectively.

4.   NET INCOME PER SHARE OF COMMON STOCK

Net income per share (EPS) of common stock is computed using the weighted average number of shares of common stock outstanding, including common stock equivalents. Weighted average shares, including common stock equivalents, were 15,511,585 and 15,326,728 for the three periods ending March 31, 1997 and 1996 respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute EPS and restate all prior periods. The impact of adopting FAS 128 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

                                                         Three months ended
                                                                March 31,
                                                       ------------------------
                                                        (dollars in thousands)

                                                         1997            1996
                                                       --------         ------
Net sales                                             $78,479           $84,001

Gross profit                                           21,704            19,975
As a percentage of sales                                 27.7%             23.8%

Income from operations                                $10,878           $ 9,910
As a percentage of sales                                 13.9%             11.8%

Net income                                            $ 4,646           $ 3,941

Net sales for the first quarter of 1997 of $78.5 million decreased 6.6% from the net sales of $84.0 million reported in the comparable period in 1996. The decrease in sales is due primarily to lower sales to the Company's industrial and retail markets in the U.S. as the Company chose to eliminate certain pieces of business which typically had experienced low or negative operating profit margins. Export sales were down 21.5%, decreasing to $5.1 million from $6.5 million in the year-ago period primarily due to a large premium order in 1996 which did not repeat in first quarter 1997.

Gross profit increased 8.7% to $21.7 million in the first quarter of 1997 from $20.0 million in the first quarter of 1996, and increased as a percentage of sales to 27.7% from 23.8%. Profit margins improved as a result of the termination of certain sales with low profit margins. In addition, higher efficiency performance in the company's glassware facilities contributed to higher gross profit.

Income from operations increased 9.8% to $10.9 million from $9.9 million in the year-ago period. Operating income as a percentage of sales increased to 13.9% from 11.8% in the comparable year-ago period, as a result of the higher gross profit percentage offsetting higher selling, general and administrative expense, principally associated with higher marketing and sales management expenses.

Net income increased by $0.7 million due to items mentioned above, plus a reduction in the Company's effective tax rate from 39.5% to 39.2%, principally due to lower state income taxes, and decreased interest expense resulting from lower debt levels.

CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $228.7 million at March 31, 1997, compared to $207.4 million at December 31, 1997. The increase in debt from December 31, 1996 is due to increased working capital requirements historically experienced during this period. Inventories at March 31, 1997 were $14.9 million higher than at December 31, 1996 principally due to the seasonal nature of the Company's business. The Company had additional capacity at March 31, 1997 under the Bank Credit Agreement of $78.1 million. Of Libbey's outstanding indebtedness, $66.9 million is subject to fluctuating interest rates at March 31, 1997. A change of one percentage point in such rates would result in a change in interest expense of approximately $.7 million on an annual basis.

On March 10, 1997 the Company announced that it had signed a letter of intent to enter into a joint venture with Vitro S.A., with respect to its glass tableware operations in Mexico and also purchase the business known as WorldCrisa, presently owned by Vitro S.A., subject to the performance of final due diligence, negotiation of definitive agreements, approval of the boards of directors of the respective companies and compliance with applicable governmental requirements. As a result of this proposed transaction the Company amended its Bank Credit Agreement on April 24, 1997 to increase the maximum borrowings from $300 million to $380 million and extend the maturity date to May 2002 from October 1999.

The Company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement. In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of May 2002 to meet the Company's longer term funding requirements.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

Exhibit
Number        Description
------        -----------

27              Other Financial Information

         (b.)   No reports on Form 8-K were filed during the first quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             LIBBEY INC.
Date     May 14, 1997                        By   /s/ Kenneth G. Wilkes
      -----------------                        -----------------------------
                                             Kenneth G. Wilkes,
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal Accounting Officer)