Form 10-Q
period 1997-06-30
LIBBEY INC
filed 1997-08-13
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X) Quarterly Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1997

                                       or

         ( ) Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   Libbey Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                 1-12084                  34-1559357
--------                 -------                  ----------
(State or other          (Commission              (IRS Employer
jurisdiction of          File No.)                Identification No.)
incorporation or
organization)

                     300 Madison Avenue, Toledo, Ohio 43604
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  419-325-2100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

       Common Stock, $.01 par value - 15,202,398 shares at August 4, 1997.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)
                                             Three months ended June 30,
Revenues:                                       1997             1996
                                                ----             ----
     Net sales                                $ 103,954       $ 103,804

     Royalties and net technical
         assistance income                          696             756
                                              ---------       ---------
              Total revenues                    104,650         104,560

Costs and expenses:
     Cost of sales                               71,894          73,838

     Selling, general and administrative
         expenses                                12,707          12,561
                                              ---------       ---------
                                                 84,601          86,399
                                              ---------       ---------

Income from operations                           20,049          18,161

Other income (expense):
     Interest expense - net                      (3,443)         (3,812)
     Other - net                                    (20)             35
                                              ---------       ---------
                                                 (3,463)         (3,777)

Income before income taxes                       16,586          14,384

Provision for income taxes                        6,454           5,682
                                              ---------       ---------

Net income                                    $  10,132       $   8,702
                                              =========       =========

Net income per share                          $    0.65       $    0.56
                                              =========       =========

Dividends per share                           $   0.075       $   0.075
                                              =========       =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)
                                              Six months ended June 30,
Revenues:                                        1997            1996
                                                 ----            ----
     Net sales                                $ 182,433       $ 187,805

     Royalties and net technical
         assistance income                        1,620           1,232
                                              ---------       ---------
              Total revenues                    184,053         189,037

Costs and expenses:

     Cost of sales                              128,669         137,864

     Selling, general and administrative
         expenses                                24,457          23,102
                                              ---------       ---------
                                                153,126         160,966
                                              ---------       ---------

Income from operations                           30,927          28,071

Other income (expense):
     Interest expense - net                      (6,744)         (7,932)
     Other - net                                     44             759
                                              ---------       ---------
                                                 (6,700)         (7,173)
                                              ---------       ---------

Income before income taxes                       24,227          20,898

Provision for income taxes                        9,449           8,255
                                              ---------       ---------

Net income                                    $  14,778       $  12,643
                                              =========       =========

Net income per share                          $    0.95       $    0.82
                                              =========       =========

Dividends per share                           $    0.15       $    0.15
                                              =========       =========

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                  June 30,   December 31,
                                                    1997         1996
                                                    ----         ----
                                                 (unaudited)    (Note)
ASSETS
Current assets:
     Cash                                         $  3,750      $  1,990
     Accounts receivable:
         Trade, less allowances of $2,442
            and $2,279                              48,723        40,503
         Other                                       1,269         1,551
                                                  --------      --------
                                                    49,992        42,054
     Inventories:
         Finished goods                             84,698        67,503
         Work in process                             5,408         5,017
         Raw materials                               3,621         3,054
         Operating supplies                            708           807
                                                  --------      --------
                                                    94,435        76,381

     Prepaid expenses                                5,328         6,719
                                                  --------      --------
Total current assets                               153,505       127,144

Other assets:
     Repair parts inventories                        5,855         6,090
     Goodwill, net of accumulated
         amortization of $10,939 and $10,339        37,131        37,731
     Other assets                                   26,596        25,398
                                                  --------      --------
                                                    69,582        69,219

Property, plant and equipment, at cost             230,958       225,518
     Less accumulated depreciation                 114,764       106,148
                                                  --------      --------
     Net property, plant and equipment             116,194       119,370
                                                  --------      --------

Total assets                                      $339,281      $315,733
                                                  ========      ========

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                 June 30,      December 31,
                                                   1997            1996
                                                   ----            ----
                                                (unaudited)       (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                              $  20,000       $   4,525
     Accounts payable                              14,878          22,506
     Accrued liabilities                           26,529          23,102
     Other current liabilities                     14,584          15,713
                                                ---------       ---------
Total current liabilities                          75,991          65,846

Long-term debt                                    201,315         202,851
Nonpension retirement benefits                     52,452          51,165
Deferred taxes and other liabilities               13,134          14,318
Commitments

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 15,176,621 shares
         issued and outstanding
         (15,061,231 in 1996)                         152             151
     Capital in excess of par value               194,289         191,909
     Deficit                                     (197,855)       (210,368)
     Cumulative foreign currency
         translation adjustment                      (197)           (139)
                                                ---------       ---------
Total shareholders' equity                         (3,611)        (18,447)
                                                ---------       ---------
Total liabilities and shareholders' equity      $ 339,281       $ 315,733
                                                =========       =========

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                   (unaudited)
                                                      Six months ended June 30,
                                                         1997           1996
                                                         ----           ----
Operating activities
     Net income                                        $ 14,778       $ 12,643
     Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
              Depreciation and amortization              11,163         11,223
              Other non-cash charges                        359            468
              Net change in components of working
                  capital and other assets              (31,829)        (7,105)
                                                       --------       --------
Net cash provided by (used in)
     operating activities                                (5,529)        17,229

Investing activities--additions
     to property, plant and equipment                    (6,861)        (6,355)

Financing activities
     Net repayments under Bank Credit Agreement          (1,438)       (12,155)
     Other net borrowings                                15,475          3,059
     Stock options exercised                              2,381            150
     Dividends                                           (2,265)        (2,254)
                                                       --------       --------
Net cash provided by (used in) financing
     activities                                          14,153        (11,200)

Effect of exchange rate fluctuations
     on cash                                                 (3)             1
                                                       --------       --------

Increase (decrease) in cash                               1,760           (325)

Cash at beginning of year                                 1,990          2,095
                                                       --------       --------

Cash at end of period                                  $  3,750       $  1,770
                                                       ========       ========

                                              See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Dollar amounts in thousands, except per share data
                                   (unaudited)

1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.15% and 0.275%, respectively, at June 30, 1997. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At June 30, 1997 the Company had $5.1 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $150 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 1997 was 5.69% for an average remaining period of 1.5 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.8% at June 30, 1997.

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

2. ACQUISITION OPPORTUNITY

On March 10, 1997 the Company announced that it had signed a letter of intent to enter into a joint venture with Vitro S.A., with respect to its glass tableware operations in Mexico, and also purchase the business known as WorldCrisa, presently owned by Vitro S.A. The announced cash purchase price is approximately $100 million. The completion of the transaction is subject to the performance of final due diligence, negotiation of definitive agreements and approval of the boards of directors of the respective companies. The Company anticipates completing the transaction in the third quarter of 1997.

3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $6,392 and $7,535 for the first six months of 1997 and 1996, respectively. Income taxes paid in cash aggregated $5,484 and $5,169 for the first six months of 1997 and 1996, respectively.

4.   NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding, including common stock equivalents. Weighted average shares were 15,586,603 and 15,537,399 for the three and six month periods ending June 30, 1997, respectively; and 15,382,778 and 15,344,544 for the three and six month periods ending June 30, 1996

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute EPS and restate all prior periods. The impact of adopting FAS 128 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

                                 Three months ended
                                     June 30,
                              -----------------------
                               (dollars in thousands)

                                 1997          1996
                              --------       --------
Net sales                     $103,954       $103,804

Gross profit                    32,060         29,966
As a percentage of sales          30.8%          28.9%

Income from operations        $ 20,049       $ 18,161
As a percentage of sales          19.3%          17.5%

Net income                    $ 10,132       $  8,702

Net sales for the second quarter of 1997 of $104.0 million increased 0.1% from net sales of $103.8 million reported in the comparable period in 1996. A primary factor for the increase was an increase in net sales to the Company's domestic retail customers which helped offset lower sales to the Company's industrial and foodservice customers in the U.S., reflecting the Company's decision to eliminate certain sales which typically had experienced low or negative operating profit margins. Export sales were up 9.3%, increasing to $8.5 million from $7.8 million in the year-ago period.

Gross profit increased 7.0% to $32.1 million in the second quarter of 1997 from $30.0 million in the second quarter of 1996, and increased as a percentage of sales to 30.8% from 28.9%. Profit margins improved as a result of improved sales mix and lower expenses at the Company's domestic glass manufacturing facilities.

Income from operations increased 10.4% to $20.0 million from $18.2 million in the year-ago period. Operating income as a percentage of sales increased to 19.3% from 17.5% in the comparable year-ago period, as a result of the higher gross profit percentage.

Net income increased by $1.4 million due to items discussed above, plus a reduction in the Company's effective tax rate from 39.5% to 38.9%, principally due to lower state income taxes, and decreased interest expense resulting from lower debt levels.

RESULTS OF OPERATIONS - FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS
1996

                                 Six months ended
                                     June 30,
                              ------------------------
                               (dollars in thousands)

                                1997           1996
                              --------       --------
Net sales                     $182,433       $187,805

Gross profit                    53,764         49,941
As a percentage of sales          29.5%          26.6%

Income from operations        $ 30,927       $ 28,071
As a percentage of sales          17.0%          14.9%

Net income                    $ 14,778       $ 12,643

Net sales for the first six months of 1997 of $182.4 million decreased 2.9% from net sales of $187.8 million reported in the comparable period in 1996. The decrease is due primarily to lower net sales to the Company's industrial and retail markets in the U.S. as the Company chose to eliminate certain sales which typically had experienced low or negative operating profit margins. Export sales were down 4.8%, decreasing to $13.6 million from $14.3 million in the year-ago period primarily due to a large premium order in the first quarter of 1996 which did not repeat in 1997.

Gross profit increased 7.7% to $53.8 million in the first six months of 1997 from $49.9 million in the first six months of 1996, and increased as a percentage of sales to 29.5% from 26.6%. Profit margins improved as a result of an improved mix of sales to more profitable products related to the termination of certain sales with low profit margins. In addition, lower expenses and higher efficiency performance in the Company's glassware facilities contributed to higher gross profit.

Income from operations increased 10.2% to $30.9 million from $28.1 million in the year-ago period. Operating income as a percentage of sales increased to 17.0% from 14.9% in the comparable year-ago period. A higher gross profit percentage more than offset higher selling, general and administrative expense, principally associated with higher marketing and sales management activities.

Net income increased by $2.1 million due to items discussed above, plus a reduction in the Company's effective tax rate from 39.5% to 39.0%, principally due to lower state income taxes, and decreased interest expense resulting from lower debt levels.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company had total debt of $221.3 million at June 30, 1997, compared to $207.4 million at December 31, 1997. The increase in debt from December 31, 1996 is due to increased working capital requirements historically experienced during this period. Inventories at June 30, 1997 were $18.1 million higher than at December 31, 1996 principally due to the seasonal nature of the Company's business. The Company had additional capacity at June 30, 1997 under the Bank Credit Agreement of $173.7 million. Of Libbey's outstanding indebtedness, $71.2 million is subject to fluctuating interest rates at June 30, 1997. A change of one percentage point in such rates would result in a change in interest expense of approximately $.7 million on an annual basis.

On March 10, 1997 the Company announced that it had signed a letter of intent to enter into a joint venture with Vitro S.A., with respect to its glass tableware operations in Mexico and also purchase the business known as WorldCrisa, presently owned by Vitro S.A., subject to the performance of final due diligence, negotiation of definitive agreements and approval of the boards of directors of the respective companies.

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

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 1, 1997 at the annual meeting of stockholders, Messrs. John F. Meier and Gary L. Moreau were elected as members of Class I of the board of directors for three year terms expiring on the date of the 2000 annual meeting. The results of the voting were:

                                     Directors

              Name                     For                 Withheld
              ----                     ---                 --------

              Mr. Meier              13,111,627             108,716
              Mr. Moreau             13,108,626             111,717


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a.)       Exhibits

Exhibit
Number              Description
-------             -----------
10.25               The Second Amended and Restated Credit Agreement dated as
                    of April 23, 1997 to the First Amended and Restated Credit
                    Agreement dated as of July 17, 1995 among Libbey Glass
                    Inc. and Libbey Canada Inc. as Borrowers, the lenders listed therein, The Bank of Nova Scotia, as Canadian
                    Agent, The First National Bank of Chicago, as Syndication
                    Agents, NationsBank, N.A., as Documentation Agent, The
                    Bank of New York, The Bank of Nova Scotia, Caisse National
                    De Credit Agricole, Fleet Bank, N.A. and Keybank National
                    Association, as Co-Agents and Bankers Trust Company, as
                    Administrative Agent.

27                  Other Financial Information

         (b.)     No reports on Form 8-K were filed during the second quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LIBBEY INC.
Date     August 12, 1997           By       /s/ Kenneth G. Wilkes
     -------------------------        ----------------------------------
                                      Kenneth G. Wilkes,
                                      Vice President, Chief Financial
                                      Officer and Treasurer
                                      (Principal Accounting Officer)