Form 10-Q
period 1997-09-30
LIBBEY INC
filed 1997-11-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

            (X)Quarterly Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1997

                                       or

             ( )Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   Libbey Inc.

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                    1-12084                 34-1559357
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

      Common Stock, $.01 par value - 15,239,041 shares at October 31, 1997.



                                      1-7

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                    Three months ended September 30,
Revenues:                                                 1997           1996
                                                          ----           ----
     Net sales                                         $ 104,824      $  94,888

     Royalties and net technical assistance                  551            695
                                                       ---------      ---------
              Total revenues                             105,375         95,583

Costs and expenses:
     Cost of sales                                        71,959         66,376

     Selling, general and administrative
         expenses                                         11,659          9,817
                                                       ---------      ---------
                                                          83,618         76,193
                                                       ---------      ---------
Income from operations                                    21,757         19,390

Other income:
   Equity earnings                                           830             -
   Other income - net                                        258            489
                                                       ---------      ---------
                                                           1,088            489
                                                       ---------      ---------

Earnings before interest and income taxes                 22,845         19,879

Interest expense - net                                    (3,854)        (3,513)
                                                       ---------      ---------

Income before income taxes                                18,991         16,366

Provision for income taxes                                 7,436          6,391
                                                       ---------      ---------

Net income                                             $  11,555      $   9,975
                                                       =========      =========

Net income per share                                   $    0.74      $    0.65
                                                       =========      =========

Dividends per share                                    $   0.075      $   0.075
                                                       =========      =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                    Nine months ended September 30,
Revenues:                                                 1997           1996
                                                          ----           ----
     Net sales                                         $ 287,257      $ 282,693

     Royalties and net technical assistance                2,171          1,927
                                                       ---------      ---------
              Total revenues                             289,428        284,620

Costs and expenses:
     Cost of sales                                       200,628        204,240

     Selling, general and administrative
         expenses                                         36,116         32,919
                                                       ---------      ---------
                                                         236,744        237,159
                                                       ---------      ---------

Income from operations                                    52,684         47,461

Other income:
   Equity earnings                                           830             -
   Other income - net                                        302          1,248
                                                       ---------      ---------
                                                           1,132          1,248
                                                       ---------      ---------

Earnings before interest and income taxes                 53,816         48,709

Interest expense - net                                   (10,598)       (11,445)
                                                       ---------      ---------

Income before income taxes                                43,218         37,264

Provision for income taxes                                16,885         14,646
                                                       ---------      ---------

Net income                                             $  26,333      $  22,618
                                                       =========      =========

Net income per share                                   $    1.69      $    1.47
                                                       =========      =========

Dividends per share                                    $   0.225      $   0.225
                                                       =========      =========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                          September 30,  December 31,
                                                             1997           1996
                                                             ----           ----
                                                           (unaudited)     (Note)

ASSETS
Current assets:
     Cash                                                  $  2,205     $  1,990
     Accounts receivable:
         Trade, less allowances of $3,120
            and $2,279                                       57,026       40,503
         Other                                                4,023        1,551
                                                           --------     --------
                                                             61,049       42,054
     Inventories:
         Finished goods                                     107,876       67,503
         In transit finished goods                            1,038
         Work in process                                      5,300        5,017
         Raw materials                                        3,679        3,054
         Operating supplies                                     913          807
                                                           --------     --------
                                                            118,806       76,381

     Prepaid expenses                                         6,895        6,719
                                                           --------     --------
Total current assets                                        188,955      127,144

Other assets:
     Repair parts inventories                                 6,526        6,090
     Goodwill, net of accumulated
         amortization of $11,260 and $10,339                 45,455       37,731
     Investments                                             81,305           -
     Other                                                   27,709       25,398
                                                           --------     --------
                                                            160,995       69,219

Property, plant and equipment, at cost                      235,799      225,518
     Less accumulated depreciation                          118,973      106,148
                                                           --------     --------
     Net property, plant and equipment                      116,826      119,370
                                                           --------     --------

Total assets                                               $466,776     $315,733
                                                           ========     ========

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    September 30,      December 31,
                                                       1997               1996
                                                       ----               ----
                                                    (unaudited)          (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                   $  10,000        $   4,525
     Accounts payable                                   27,036           22,506
     Accrued liabilities                                27,843           23,102
     Other                                              18,552           15,713
                                                     ---------        ---------
Total current liabilities                               83,431           65,846

Long-term debt                                         310,034          202,851
Nonpension retirement benefits                          52,301           51,165
Deferred taxes and other liabilities                    12,942           14,318

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 15,232,391 shares
         issued and outstanding
         (15,061,231 in 1996)                              152              151
     Capital in excess of par value                    195,550          191,909
     Deficit                                          (187,440)        (210,368)
     Cumulative foreign currency
         translation adjustment                           (194)            (139)
                                                     ---------        ---------
Total shareholders' equity                               8,068          (18,447)
                                                     ---------        ---------
Total liabilities and shareholders' equity           $ 466,776        $ 315,733
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)
                                   (unaudited)

                                                    Nine months ended September 30,
                                                          1997           1996
                                                          ----           ----
Operating activities
     Net income                                        $  26,333       $  22,618
     Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities:
              Depreciation and amortization               15,863          16,334
              Other non-cash charges                         (36)            940
              Equity earnings                               (830)
              Net change in components of working
                  capital and other assets               (38,645)        (17,037)
                                                       ---------       ---------
Net cash provided by
     operating activities                                  2,685          22,855

Investing activities
     Additions to property, plant and equipment          (10,975)        (11,121)
     Vitro investments                                  (104,487)
                                                       ---------       ---------
              Net cash used in investing
                  activities                            (115,462)        (11,121)

Financing activities
     Net borrowings (repayments) under Bank
         Credit Agreement                                107,283         (15,394)
     Other net borrowings                                  5,475           9,187
     Stock options exercised                               3,642             376
     Dividends                                            (3,405)         (3,382)
                                                       ---------       ---------
Net cash provided by (used in) financing
     activities                                          112,995          (9,213)

Effect of exchange rate fluctuations
     on cash                                                  (3)              1
                                                       ---------       ---------

Increase in cash                                             215           2,522

Cash at beginning of year                                  1,990           2,095
                                                       ---------       ---------

Cash at end of period                                  $   2,205       $   4,617
                                                       =========       =========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.15% and 0.275%, respectively, at September 30, 1997. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At September 30, 1997 the Company had $5.1 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $175 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 1997 was 5.83% for an average remaining period of 2.1 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.0% at September 30, 1997.

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


2. ACQUISITION

On August 29, 1997, the Company completed a series of transactions with Vitro S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $100 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada and Vitrocrisa becoming the exclusive distributor of Libbey glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement described above.

The investment and acquisition was accounted for under the purchase method of accounting for financial reporting purposes and an initial allocation of the purchase price to the underlying net assets acquired has been made.

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996 (in thousands except per share amounts):


     Quarter ended September 30,
                                                1997                 1996
                                                ----                 ----

         Net revenues                           $115,467             $111,415
         Net income                             $ 11,696                9,989
         Net income per share (including
              common share equivalents)         $   0.75             $   0.64


     Nine months ended September 30,
                                                  1997                 1996
                                                  ----                 ----

         Net revenues                           $329,828             $328,602
         Net income                             $ 27,108             $ 22,839
         Net income per share (including
              common share equivalents)         $   1.74             $   1.48

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Vitro Transactions been consummated as of January 1, 1996 nor are they necessarily indicative of future operating results.

3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $9,915 and $11,077 for the first nine months of 1997 and 1996, respectively. Income taxes paid in cash aggregated $11,714 and $12,099 for the first nine months of 1997 and 1996, respectively.


4.   NET INCOME PER SHARE OF COMMON STOCK

Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding, including common share equivalents. Weighted average shares were 15,665,529 and 15,569,132 for the three and nine month periods ending September 30, 1997, respectively; and 15,439,632 and 15,381,872 for the three and nine month periods ending September 30, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute EPS and restate all prior periods. The impact of adopting FAS 128 is not expected to be material.


5.  SUBSEQUENT EVENT

On November 12, 1997 the Company closed on a public offering of 2.3 million shares of common stock, including all 300,000 shares of common stock sold pursuant to the options granted to the underwriters to cover over allotment, at a price to the public of $37.875 per share, pursuant to the Company's $100 million shelf registration statement of June 19, 1997.

The Company used the net proceeds of approximately $83 million from the common stock offering to repay certain indebtedness outstanding under its Bank Credit Agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996


                                                           Three months ended
                                                             September 30,
                                                        ----------------------
                                                        (dollars in thousands)

                                                       1997              1996
                                                     --------           ------
Net sales                                            $104,824          $ 94,888

Gross profit                                           32,865            28,512
As a percentage of sales                                 31.4%             30.0%

Income from operations                               $ 21,757          $ 19,390
As a percentage of sales                                 20.8%             20.4%

Earnings before interest and
     income taxes                                    $ 22,845          $ 19,879

Net income                                           $ 11,555          $  9,975

Net sales for the third quarter of 1997 of $104.8 million increased 10.5% from net sales of $94.9 million reported in the comparable period in 1996. A primary factor for the increase was solid growth in glassware sales led by increases in retail, premium and export. Foodservice sales improved with modest growth compared with the year-ago period. The improvement also reflects the effects of the August 29, 1997 acquisition of World Tableware and the distribution agreement with Vitrocrisa S.A. de C.V. Export sales were up 16.9%, increasing to $7.0 million from $6.0 million in the year-ago period.

Gross profit increased 15.3% to $32.9 million in the third quarter of 1997 from $28.5 million in the third quarter of 1996, and increased as a percentage of sales to 31.4% from 30.0%. Profit margins improved as a result of greater sales of higher-margin products and were only partially diminished by higher distribution costs.

Income from operations increased 12.2% to $21.8 million from $19.4 million in the year-ago period. Operating income as a percentage of sales increased to 20.8% from 20.4% in the comparable year-ago period, as a result higher gross profit margin offset by increases in selling expenses. Net income increased by $1.6 million due to items discussed above, plus equity earnings associated with the Company's 49 % joint venture investment in Mexico. The investment occurred on August 29, 1997. Partially offsetting this increase was an increase in the Company's effective tax rate from 39.0% to 39.2% and increased interest expense resulting from higher debt levels as a result of the acquisition.


RESULTS OF OPERATIONS - FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996


                                                        Nine months ended
                                                          September 30,
                                                    ---------------------------
                                                     (dollars in thousands)
                                                      1997               1996
                                                    --------           --------
Net sales                                           $287,257           $282,693

Gross profit                                          86,629             78,453
As a percentage of sales                                30.2%              27.8%

Income from operations                              $ 52,684           $ 47,461
As a percentage of sales                                18.3%              16.8%

Earnings before interest and
     income taxes                                   $ 53,816           $ 48,709

Net income                                          $ 26,333           $ 22,618

Net sales for the first nine months of 1997 of $287.3 million increased 1.6% from net sales of $282.7 million reported in the comparable period in 1996. A decrease in sales to the Company's industrial and retail markets in the U.S., resulting to eliminate certain sales which typically had experienced low or negative operating profit margins was more than offset by higher premium and ceramic dinnerware sales. The improvement also reflects the effects of the August 29, 1997 acquisition of World Tableware and the distribution agreement with Vitrocrisa S.A. de C.V. Export sales were up 1.6%, increasing to $20.6 million from $20.3 million in the year-ago period.

Gross profit increased 10.4% to $86.6 million in the first nine months of 1997 from $78.5 million in the first nine months of 1996, and increased as a percentage of sales to 30.2% from 27.8%. Profit margins improved as a result of an improved mix of sales of more profitable products related to the termination of certain sales with low profit margins. In addition, lower manufacturing costs offset higher distribution expenses.

Income from operations increased 11.0% to $52.7 million from $47.5 million in the year-ago period. Operating income as a percentage of sales increased to 18.3% from 16.8% in the comparable year-ago period. A higher gross profit percentage more than offset higher sales support costs.

Net income increased by $3.7 million due to items discussed above, plus a reduction in the Company's effective tax rate from 39.3% to 39.1%, decreased interest expense due to reduced debt and lower borrowing costs on average plus equity earnings associated with the Company's 49% joint venture investment in Mexico. The investment occurred on August 29, 1997.


CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $320.0 million at September 30, 1997, compared to $207.4 million at December 31, 1997. The increase in debt from December 31, 1996 is due to increased working capital requirements historically experienced during this period in addition to amounts required in connection with the Vitro transactions. Inventories at September 30, 1997 were $42.4 million higher than at December 31, 1996 principally due to the inventories associated with the Vitro acquisitions in additional to the seasonal nature of the Company's business. The Company had additional capacity at September 30, 1997 under the Bank Credit Agreement of $65.1 million. Of Libbey's outstanding indebtedness, $144.8 million is subject to fluctuating interest rates at September 30, 1997. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.4 million on an annual basis.

On August 29, 1997, the Company completed a series of transactions with Vitro S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $100 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada and Vitrocrisa becoming the exclusive distributor of Libbey glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement described above.

On November 12, 1997 the Company closed on a public offering of 2.3 million shares of common stock, including all 300,000 shares of common stock sold pursuant to the options granted to the underwriters to cover over allotment, at a price to the public of $37.875 per share, pursuant to the Company's $100 million shelf registration statement of June 19, 1997. The Company used the net proceeds of approximately $83 million from the common stock offering to repay certain indebtedness outstanding under its Bank Credit Agreement.

The Company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement. In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of May 1, 2002 to meet the Company's longer term funding requirements.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a.) Exhibits

Exhibit
Number        Description
------        -----------

27                  Other Financial Information



         (b.) A form 8-K was filed during the third quarter, dated August 18, 1997 with respect to the signing of the master investment agreement in connection with the Vitro Transactions.

                    A form 8-K was filed during the third quarter, dated August 29, 1997 with respect to the closing of the Vitro Transactions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                   LIBBEY INC.

Date  November 14, 1997            By  /s/ Kenneth G. Wilkes
-------------------------------       ------------------------------------
                                       Kenneth G. Wilkes,
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal Accounting Officer)