Form 10-K405
period 1997-12-31
LIBBEY INC
filed 1998-03-31
CIK 902274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


(Mark One)
    [X]      Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
    [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


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
       Yes   X      No
           -----      -----

                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the consolidated tape closing price on March 16, 1998) of the voting stock beneficially held by non-affiliates of the registrant was approximately $668,263,597. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 16, 1998 was 17,598,931.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, April 30, 1998 ("Proxy Statement").







                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS
                                -----------------



PART I .........................................................................................................  1
       ITEM 1.    BUSINESS......................................................................................  1
       ITEM 2.    PROPERTIES.................................................................................... 10
       ITEM 3.    LEGAL PROCEEDINGS............................................................................. 11
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................... 11
       EXECUTIVE OFFICERS OF THE REGISTRANT....................................................................  11

PART II......................................................................................................... 12
       ITEM 5.    MARKET FOR COMMON STOCK....................................................................... 12
       ITEM 6.    SELECTED FINANCIAL DATA....................................................................... 13
       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................................................... 14
       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... 18
       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................................................... 40

PART III........................................................................................................ 40
       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................. 40
       ITEMS 11. and 13. EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
                  AND RELATED TRANSACTIONS...................................................................... 40
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................................................... 40

PART IV......................................................................................................... 41
       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                     ON FORM 8-K................................................................................ 41
       SIGNATURES .............................................................................................. 42
       INDEX TO FINANCIAL STATEMENT SCHEDULE.................................................................... 44
       EXHIBIT INDEX........................................................................................... E-1

PART I

     ITEM 1.    BUSINESS


GENERAL

Libbey is the leading producer of glass tableware in the U.S. and Canada. The Company is also a major supplier of other tabletop products to the foodservice industry in the U.S. The Company's products are sold to a broad range of foodservice, retail, industrial and premium customers and are exported to more than 100 countries. The Company designs, manufactures and markets, under the LIBBEY(R) brand name, an extensive line of high-quality, machine-made glass beverageware and other glass tableware, including plates, bowls, serveware and accessories. The Company maintains over 2,000 glass tableware stock keeping units ("SKUs") representing over 900 basic product items, sizes and shapes. Libbey is also a leading producer of ceramic dinnerware for the U.S. foodservice industry as a result of the Company's October 1995 acquisition of Syracuse China.

In late August, the Company completed a series of transactions that included the
Company:

- investing as a joint venture partner in Vitrocrisa, the largest glass tableware manufacturer in Mexico;
- establishing reciprocal distribution agreements giving Libbey exclusive distribution rights for Vitrocrisa's glass tableware products in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for Libbey's glass tableware products in Latin America; and
- acquiring World Tableware, a major importer of metal flatware and holloware and ceramic dinnerware to the U.S. foodservice industry.


PRODUCTS

Libbey's products consist of glass tableware, including glass beverageware, specialized glass bottles, ceramic dinnerware and metal flatware and holloware. The Company's glass beverageware includes tumblers, stemware and, to a lesser extent, mugs. The Company's other glass tableware products include plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other items.


The Company has over 2,000 glass tableware SKUs available for sale, representing over 900 basic product sizes or shapes, which are produced in different colors and packaged individually or in various multipack combinations and sets. Each year, the Company develops and introduces many new glass shapes and sizes, including over 50 per year since 1993, which the Company believes makes it one of the most innovative suppliers in the glass tableware industry. In addition, the Company's product portfolio each year includes hundreds of newly decorated designs made for specific customer needs and specifications. The Company defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, specialized bottles, handmade glassware and lead crystal valued at less than $5 per piece.

Vitrocrisa's product assortment includes, in addition to the product types produced by Libbey, glass bakeware and hand-made glass tableware, which are new product categories the Company will offer primarily to retail customers. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

Through its Syracuse China and World Tableware subsidiaries, the Company sells a wide-range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tabletop accessories.

Through its World Tableware subsidiary, the Company sells an extensive selection of metal flatware. These include knives, forks, spoons and serving utensils. In addition, World Tableware sells metal holloware, which includes serving trays, chafing dishes, pitchers and other metal tabletop accessories.


FOODSERVICE

Libbey has, according to management estimates, approximately a 64% share of glass tableware sales to the U.S. foodservice industry which includes restaurant, bar and institutional customers. The Company's share of glass tableware foodservice in Canada is estimated by management at 70%. Sales to foodservice customers represent approximately one-half of Libbey's sales. Approximately 90% of the Company's glass tableware sales to the foodservice end-users are made through a network of approximately 500 independent foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national restaurant chains, individually owned bars and restaurants and casinos. Some of the Company's foodservice sales are made directly to end-user segments, including airlines and breweries.

Syracuse China and World Tableware are recognized as long established suppliers of high quality ceramic dinnerware and flatware, respectively. They are both among the leading suppliers of their respective product categories to the foodservice industry.

Libbey's sales force and distributor network sell the Company's products to foodservice establishments utilizing the Company's comprehensive product catalogues. The Company annually prints and distributes approximately 400,000 copies of its catalogues. Libbey's sales force throughout the U.S. and Canada works closely with the distributors to promote the Company's products and to provide direct assistance to foodservice establishments in determining their glass tableware and ceramic dinnerware needs. In addition, the Company advertises its products extensively in trade publications.

Foodservice customers require timely delivery of a broad range of items, and the Company believes that its leading position in the foodservice industry is the result, in part, of the breadth of its product offerings, its four strategically located

(geographically) glass tableware manufacturing facilities and related distribution centers and its extensive sales and service network. In addition, the Company consistently adds to its product offerings to meet changing consumer preferences and help end-user foodservice establishments grow sales.

The Company has the largest manufacturing, distribution and service network among U.S. and Canadian glass tableware manufacturers. The Company's installed base of products at foodservice establishments provides the Company with a source of recurring sales. Once a restaurant, bar or other foodservice customer has invested in a selected glass tableware or ceramic dinnerware pattern, it is likely to continue to purchase that pattern in order to maintain style consistency and also to avoid the cost associated with changing patterns. Moreover, as glass tableware or ceramic dinnerware chips or breaks, the establishment typically orders replacement pieces of the same style, due to the relatively small expense of maintaining style integrity. An example of the Company's presence in this market is the continued use of its Embassy(R) line of glassware, which was originally introduced in 1967 and which continues to be purchased by most of the Company's approximately 500 independent foodservice distributors.

Each of the Company's five largest foodservice distributor accounts in the U.S. has been a Libbey account for at least five years.

The Company's position in the foodservice industry has been enhanced through the acquisition of World Tableware. The World Tableware acquisition provides the Company with: (i) an increasing number of foodservice supply-related products that complement its existing product line; (ii) a position as a major supplier of metal flatware and holloware to foodservice customers; (iii) a broad selection of ceramic dinnerware at various selling prices to complement the Company's Syracuse China products; (iv) an expanded customer base; and (v) the opportunity to sell flatware, holloware and an expanded dinnerware offering to the Company's retail, industrial, premium and export customers. The Company expects to increase sales by leveraging its sales force to market Libbey, Syracuse China and World Tableware products to existing and new customers and improve the profitability of World Tableware by realizing certain operating synergies, including the elimination of redundant operating expenses.


RETAIL

Libbey is the leading supplier of glass beverageware sold to retailers in the U.S. Using the broader category of glass tableware, Libbey ranks third. The Company began producing and selling a limited assortment of glass serveware in 1994. As of December 31, 1996, Libbey did not offer bakeware or hand-made glass tableware products to the retail industry; however, Vitrocrisa does offer these products to the retail industry.

While in the past the Company has sold its beverageware and other glass tabletop accessories principally to mass merchants and discount stores, in recent years the Company has been able to increase its total sales by increasing its sales to traditional department stores and specialty houseware stores. With this expanded retail representation, the Company is better positioned to successfully introduce profitable new products.

Retail store buyers tend to make large purchase decisions with longer lead time than do the Company's foodservice customers. Such decisions are made on the basis of a variety of product characteristics, including product quality and design features and price. Thus, in initially competing for a new retail program, the Company generally competes against a larger group of competitors, including foreign manufacturers, than it competes with for foodservice sales.

The Company believes that its competitive position for retail sales is enhanced by its ability to respond quickly to new orders and its ability to assist retail customers during the life of the program through inventory management and control and on-line ordering to satisfy their delivery requirements. In this regard, the Company has effectively utilized the retail industry's equivalent of just-in-time product delivery, through an interactive electronic data interchange ("EDI") program it has implemented with many retail customers. EDI, by using universal product codes ("UPC") and computers, allows the Company to track and respond to certain customers' inventory needs on a continuous basis.

The Company believes that its success in retail sales is also the result of the perceived value of its products, LIBBEY(R) brand name recognition, as well as a wide selection of colored glassware, innovative product design, availability of open stock items, made-to-order design capabilities and custom packaging. The Company believes that, with fourteen colors, it offers the widest selection of colored glass tableware in the world. This assortment of colored glass tableware has been a contributing factor to the growth in sales with department stores and specialty housewares retailers. The Company's sales to retail customers, including department stores and specialty housewares stores, has also improved recently due to the introduction of new Syracuse China ceramic dinnerware products.

Libbey's extensive product line also enables it to target the needs of different retail stores based on price, product design and packaging, focusing on individual customer characteristics. For example, products bearing the LIBBEY(R) brand name are sold throughout the retail industry, while the Company's "FunDamentals" collection is targeted toward traditional department stores and specialty housewares stores that utilize "private label" packaging. Similarly, some of the Company's retail products are packaged in four-piece cartons and are aimed at meeting a limited replacement or purchase need, while others are packaged in multi-piece sets which appeal to first-time purchasers, gift shoppers and customers updating their entire collection of glass tableware.

Libbey decided in late 4th quarter, 1997 to discontinue its factory outlet mall store business; 17 stores were closed in 1997 and the remaining 15 mall stores will be closed during 1998.

INDUSTRIAL

Libbey is one of the leading suppliers of glassware to industrial customers in the U.S., according to management estimates. Industrial customers use glassware for candle and gift packaging, floral purposes and lighting applications. The craft industries and gourmet food packing companies are also industrial consumers of glassware. The Company believes that its success with industrial customers is based upon its extensive manufacturing and distribution network, which enables it to provide superior service, and it broad product offering, which allows Libbey to meet its customers' desire for differentiated glassware products. The production capabilities and broad product portfolio of Vitrocrisa will enable the Company to expand its product offering for its industrial customers.


PREMIUM

Libbey is one of the leading suppliers of premium glassware in the U.S., according to management estimates. Premium users include major gasoline retailers and fast-food restaurant chains which use glassware as incentives or premiums. The Company believes that its success with premium customers is dependent upon custom design, varied production capabilities, and the ability to produce large quantities of product in a short period of time. Because of its manufacturing and distribution strengths in these areas, Libbey is able to create and produce specific design patterns in large quantities to meet the customer's unique needs. In recent years, many of the large purchases of the Company's products have been for incentive programs run by companies such as Coca-Cola, Arby's, Long John Silver's Seafood Shoppes and Shell Oil.

The Company's premium customers also includes the sale of glass tableware to supermarket chains for continuity programs. In 1997, the Company sold glass tableware through continuity programs to over 5,700 supermarkets in the U.S.

Since the majority of premium sales are tied to promotions and therefore have a limited life, the demand for these products varies from year to year, and the customer base is dynamic and somewhat unpredictable. Demand historically has tended to be countercyclical. The Company attempts to use the long production runs usually associated with such orders to balance seasonal swings and available capacity with Libbey's core foodservice, retail and industrial requirements.


INTERNATIONAL EXPANSION AND EXPORT SALES

In June 1993, the Company acquired the operating assets of Libbey-St. Clair, the only manufacturer of glass tableware in Canada. Libbey-St. Clair, now Libbey Canada, supplies foodservice, retail, industrial and premium users in Canada. In addition, Libbey Canada manufactures specialized glass bottles and containers for food and beverage packaging and as decorative bottles for retail sale, and fuse plugs. The Company is considering further international expansion through the establishment of additional foreign-based operations.

Libbey exports its products through independent agents and distributors to over 100 countries throughout the world, competing in the glass tableware markets of Latin America, Asia and Europe. Through its export operation, the Company sells Libbey glassware to foodservice, retail and premium customers internationally.

Export sales represent approximately 6.6% of 1997 sales, a relatively small part of the Company's business. Since 1988, however, export sales have increased at a 14.3% compound average annual growth rate. The Company believes that export sales represent a significant growth opportunity for the future.

The Company currently has technical assistance agreements with companies covering operations in numerous countries. In 1997, the Company performed services for licensees in eleven countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration, allow the Company to participate in the worldwide growth of the glass tableware industry and to keep abreast of potential sales and marketing opportunities in those countries. During 1997, the Company's technical assistance agreements produced royalties of $3.1 million. The Company also sells machinery, primarily glass-forming machinery, to certain parties with which it has technical assistance agreements.


MANUFACTURING

Libbey owns and operates three glass tableware manufacturing plants in the United States located in Toledo, Ohio; Shreveport, Louisiana; and City of Industry, California; The Company also operates a glass tableware manufacturing plant in Wallaceburg, Ontario, Canada. The Company owns and operates a ceramic dinnerware plant in Syracuse, New York. The Company operates distribution centers located at or near each of its manufacturing facilities. See "Properties." In addition, the Company operates distribution centers for its Vitrocrisa-supplied products in Laredo, Texas and World Tableware products near Chicago, Illinois.

The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable the Company to supply significant quantities of its product to virtually all of its customers in a short period of time. Libbey is the only glass tableware producer operating more than two manufacturing facilities in the U.S. and Canada. The Company maintains a broad range of glass tableware inventory at all four glass tableware distribution centers.

The manufacture of the Company's glass tableware products involves the use of automated processes and technologies. Much of the Company's glass tableware production machinery was designed by the Company and has evolved and been continuously refined to incorporate technology advancements. Beginning in 1989, the Company began converting its glass-forming machines to an internally designed and proprietary computer-controlled manufacturing technology which improves the efficiency of the manufacturing process and permits faster manufacturing line changes. This conversion process will continue based on cost effectiveness and capacity utilization requirements. In addition, the Company has installed robotics technology in certain of its labor-intensive manufacturing processes. During the eight year period

1990 through 1997, the Company has spent in excess of $24 million on these and other cost reducing technologies, and the Company's manufacturing performance has improved significantly. The Company believes that its production machinery and equipment are adequate for its needs in the foreseeable future.

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

The Company employs a team of engineers whose responsibilities include continuing efforts to improve and upgrade the Company's manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and to implement the large number of innovative changes continuously being made to the Company's product designs, sizes and shapes.

All of the raw materials used by the Company, principally sand, lime, soda ash and clay, have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had and are not expected to have a material adverse effect on the Company's operations in the future.


SALES AND MARKETING

The Company has its own sales representatives located strategically throughout the U.S. and Canada who call on customers and distributors. Approximately 90% of the Company's glass tableware sales to foodservice end-users are made through approximately 500 independent distributors, who serve a vital function in the distribution of the Company's products and with whom the Company works closely in connection with marketing and selling efforts. Most of the Company's retail, industrial and premium market sales are made directly by the Company's sales force.

Libbey also has a marketing staff located at its corporate headquarters in Toledo, Ohio engaged in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.


CUSTOMERS

The customers for the Company's products include approximately 500 foodservice distributors and direct purchasers in the restaurant, bar and institutional foodservice market. In addition, the Company sells to mass merchants, department stores, national retail chains and specialty housewares stores, supermarkets and industrial companies and others who use the Company's products for promotional and other private uses.

No single customer or group of customers accounts for 10% or more of the Company's sales, although the loss of any of the Company's major customers could have a material adverse effect on the Company. The Company's premium customers tend to be more unpredictable from year to year and the Company is less dependent on such business than it is on the foodservice, retail and industrial sales. But in some years premium customers have been among the Company's largest ten customers.


COMPETITORS

The Company's business is highly competitive, with the principal competitive factors being price, brand name, product quality, delivery time and customer service. Principal competitors in the domestic glass tableware market are Anchor Hocking (a unit of Newell Co.), a supplier of glass beverageware and one of the leading suppliers of glass bakeware to retail markets in the U.S.; Durand International, a private French company, which the Company believes is the second leading supplier of glass beverageware in the U.S.; and Indiana Glass Company (a unit of Lancaster Colony Corporation), which participates in various aspects of the U.S. market. The principal competitors in the U.S. ceramic dinnerware market are Homer Laughlin (a private U. S. company) and Buffalo China (a unit of Oneida, Ltd.). Syracuse China competes almost exclusively in the foodservice market but has recently increased its focus on the retail market. Some of the Company's competitors have substantially greater financial and other resources than the Company.

In recent years, Libbey has experienced increasing competition from foreign manufacturers, including Durand International (France) and Kedaung (Indonesia), principally in the retail industry. The Company's joint-venture investment in, and distribution agreement with, Vitrocrisa are expected to enhance the Company's ability to compete against foreign competitors.


PATENTS, TRADEMARKS AND LICENSES

Based upon market research and market surveys, the Company believes its Libbey trade name enjoys a high degree of consumer recognition and is a valuable asset. The Company believes that the Libbey, Syracuse China and World Tableware trade names are material to its business.

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


ENVIRONMENTAL MATTERS

The Company's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal, and the Company has shipped, and continues to ship, waste materials for off-site disposal. Although the Company is not named as a potentially responsible party in any superfund matters pending prior to June 24, 1993, the date of the Company's initial public offering and separation from Owens-Illinois, Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which the Company may also have shipped wastes and bear some responsibility, and Owens-Illinois has agreed to defend the Company in connection with any such matters identified and pending as of June 24, 1993 and to indemnify it against any resulting costs and liabilities from such matters in excess of $3 million. The Company believes that if it is necessary to draw upon this indemnification, collection is probable. Since the date of the Company's initial public offering, the Company has been named a potentially responsible party at two sites in Toledo, Ohio, along with 46 other potentially responsible parties, including Owens-Illinois and one additional site in Michigan, all of which the Company has agreed to settle for immaterial amounts. In addition, as further described below, the Company's Syracuse China subsidiary has been named a potentially responsible party with respect to certain property adjoining its plant.

Through its Syracuse China subsidiary, the Company acquired on October 10, 1995 from The Pfaltzgraff Co. and certain of its subsidiaries the assets operated as Syracuse China. The Pfaltzgraff Co. entered into an order of consent effective November 1, 1994 with the New York State Department of Environmental Conservation (NYSDEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for a site in Syracuse, New York (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. As part of the Asset Purchase Agreement the Syracuse China Company agreed to share a part of the remediation and related expense up to a maximum of fifty percent of such costs with a maximum limit for Syracuse China Company of $1,350,000. Notwithstanding the foregoing, Syracuse China Company is not a party to the decree. The RI/FS is complete and a contract has been awarded for the design of the remediation projects. In addition, Syracuse China Company has been named as a potentially responsible party with respect to certain property adjoining its plant which has been designated a sub-site of a superfund site. The Company believes that any contamination of such site was caused by and will be remediated by other parties at no cost to Syracuse China. In any event, any expense with respect to such site for which Syracuse China may be deemed responsible would likely be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.

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

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by the Company on the exterior surface of its decorated products. Capital expenditures for property, plant and equipment for environmental control activities were not material during 1997. The Company believes that it is in material compliance with all federal, state and local environmental laws, and the Company is not aware of any regulatory initiatives that would be expected to have a material effect on the Company's products or operations.


NUMBER OF EMPLOYEES

The Company employed approximately 4,120 persons at December 31, 1997. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements which were entered into in 1995 and expire at various times during the fourth quarter of 1998. Canada-based workers are covered by two collective bargaining agreements which expire July 1999. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement which expires in March 1999. The Company considers its employee relations to be good


     ITEM 2.    PROPERTIES

The following table sets forth the location of the Company's principal manufacturing and distribution facilities at December 31, 1997. The Company also operates distribution facilities at or near each of its manufacturing facilities as well as at the distribution centers set forth below.

       Glass Tableware                                  Ceramic Dinnerware
       ---------------                                  ------------------
       Toledo, Ohio                                     Syracuse, New York
       Shreveport, Louisiana
       City of Industry, California
       Wallaceburg, Ontario, Canada

       Distribution Centers
       --------------------
       Vitrocrisa - Laredo, Texas
       World Tableware - West Chicago, Illinois

The Company's headquarters, the World Tableware offices, some warehouses, sales offices and outlet stores are located in leased space.

All of the Company's operating properties are currently being utilized for their intended purpose and are owned in fee. The Company believes that its facilities are well maintained and adequate for its planned production requirements at those facilities over the next three to five years.


     ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings arising in the ordinary course of its business. The Company is not engaged in any legal proceeding which would be deemed to be material to the Company.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and the ages, positions and offices held (as of the date hereof), and a brief account of the business experience of each executive officer of the Company.

NAME                                         AGE          POSITION
----                                         ---          --------

John F. Meier                                50           Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                        1993; Executive Vice President and General Manager from December
Executive Officer                                         1990 to June 1993

Richard I. Reynolds                          51           Executive Vice President and Chief Operating Officer since
Executive Vice President and Chief                        November 1995;  Vice President and Chief Financial Officer from
Operating Officer                                         June 1993 to November 1995;   Vice President and Director of
                                                          Finance and Administration from January 1989 to June 1993.

L. Frederick Ashton                          57           Vice President, General Sales Manager since November 1990
Vice President, General Sales Manager

Arthur H. Smith                              62           Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                   Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                     Assistant Secretary of Owens-Illinois, Inc. from 1987 to June
                                                          1993.

NAME                                         AGE          POSITION
----                                         ---          --------

Kenneth G. Wilkes                            40           Vice President, Chief Financial Officer and Treasurer since
Vice President, Chief Financial                           November 1995; Vice President and Treasurer since August 1993.
Officer and Treasurer                                     Previously employed as Senior Corporate Banker, Vice President -
                                                          Corporate Banking with The First National Bank of Chicago from
                                                          1988.

John A. Zarb                                 46           Vice President , Chief Information Officer since April 1996.
Vice President, Chief                                     Previously from 1991 to April 1996 employed by Allied Signal,
Information Officer                                       Inc. in Information Technology management positions.

Daniel P. Ibele                              37           Vice President, Corporate Marketing and Specialty Operations
                                                          since September 1997;  Vice President and Director of Marketing
                                                          at Libbey since 1995.  Previously from 1983 to 1995 various marketing and sales positions.

Timothy T. Paige                             40           Vice President, Director of Human Resources since January 1997;
Vice President, Director of                               Director of Human  Resources from May 1995 to January 1997.
Human Resources                                           From 1991 to May 1995 employed by Frito-Lay, Inc. in Human
                                                          Resources management positions.

PART II

     ITEM 5.    MARKET FOR COMMON STOCK

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

------------------------- ----------------------------------------------------------------------------------

                                           1997                                      1996
                                 High                 Low                 High                  Low
------------------------- ------------------- -------------------- -------------------- --------------------
First Quarter                      33 1/2              26 3/4               23 3/4               19 3/4
Second Quarter                     35 1/2              28                   28                   21 1/8
Third Quarter                      39 3/8              32 1/2               28 3/8               25 3/8
Fourth Quarter                     42 1/4              35 3/8               28 1/8               23 3/8
------------------------- ------------------- -------------------- -------------------- --------------------


On March 4, 1998, there were 854 registered common shareholders of record. The Company has paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.



                    ITEM 6.         SELECTED FINANCIAL DATA

(Dollars in thousands, except per-share amounts)

                                                1997(1)         1996           1995           1994           1993
                                                -----           ----           ----           ----           ----
OPERATING RESULTS
Net sales                                     $ 411,966      $ 397,656      $ 357,546      $ 333,988      $ 302,923
Total revenues                                  415,053        400,354        360,082        335,880        304,692
Cost of sales                                   295,009        288,538        257,945        238,885        217,531
Selling, general and admin. expenses             49,585         44,620         38,953         37,772         33,456
Income from operations                           70,459         67,196         63,184         59,223         53,705
Equity earnings                                   3,570             --             --             --             --
Other income, (expenses) -- net                    (732)         1,302            499           (230)            16
Earnings before interest and income taxes        73,297         68,498         63,683         58,993         53,721
Interest expense -- net                          14,840         14,962         13,974         13,797         23,064
Income before income taxes                       58,457         53,536         49,709         45,196         30,657
Provision for income taxes                       22,331         20,986         19,685         18,509         12,974
Net income                                       36,126         32,550         30,024         26,687         17,683

PER-SHARE DATA:
Basic net income                              $    2.33      $    2.16      $    2.00      $    1.78      $    1.18
Diluted net income                                 2.27           2.12           1.97           1.76           1.18
Dividends paid                                     0.30           0.30           0.30           0.30          0.075

OTHER INFORMATION
Depreciation and amortization                 $  19,896      $  21,485      $  18,158      $  16,276      $  14,678
Capital expenditures                             18,408         15,386         20,198         17,361         12,485
Employees (average)                               4,136          4,110          3,870          3,463          3,058

BALANCE SHEET
Total assets                                  $ 449,600      $ 315,733      $ 321,815      $ 255,981      $ 249,014
Working capital(2)                               89,942         65,823         74,795         41,263         38,645
Long-term debt                                  200,350        202,851        248,721        213,999        236,625
Shareholders' equity                             99,989        (18,447)       (47,116)       (73,073)       (95,154)

1 Consolidates the results of the Vitro Transactions beginning in September. 2 Excludes short-term debt.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           AND RESULTS OF OPERATIONS


HISTORICAL FINANCIAL DATA
-------------------------

The following table presents certain results of operations data for Libbey for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
(Dollars in thousands)                          1997                     1996                     1995
                                                ----                     ----                     ----
Net sales                                    $411,966                 $397,656                  $357,546
Gross profit                                  116,957                  109,118                    99,601
As a percentage of sales                        28.4%                    27.4%                     27.9%
Income from operations                        $70,459                  $67,196                   $63,184
As a percentage of sales                        17.1%                    16.9%                     17.7%
Earnings before interest
and income taxes                              $73,297                  $68,498                   $63,683
As a percentage of sales                        17.8%                    17.2%                     17.8%
Net income                                    $36,126                  $32,550                   $30,024
As a percentage of sales                         8.8%                     8.2%                      8.4%

Management is not aware of any events or uncertainties that are likely to have a material impact on prospective results of operations or financial condition. The modest rate of inflation experienced over the last three years has not had a significant effect on the Company's financial results. Significant increases in inflation in the future could have a material impact on the Company's financial results if it is not able to raise prices to its customers.

RESULTS OF OPERATIONS

COMPARISON OF 1997 WITH 1996
----------------------------

Net sales for 1997 of $412.0 million were 3.6% higher than the net sales of $397.7 million reported in 1996. The primary contributing factor to the increase was the inclusion of sales of World Tableware and sales associated with the Company's distribution agreement with Vitrocrisa since August 29, 1997. Sales increased at Syracuse China in 1997. Sales of the Company's glassware products were down slightly because of lower unit shipments. Sales at Syracuse China were higher due to higher unit shipments. Libbey's export sales increased slightly to $27.0 million in 1997 from $26.9 million in 1996.

Gross profit increased 7.2% to $117.0 million in 1997 from $109.1 million in 1996 and increased as a percentage of sales to 28.4% from 27.4% over this same period. Gross margins improved primarily because the mix of glassware products sold had a higher profitability, which offset increased warehouse and shipping expenses and the inclusion of the acquired businesses, which had a lower profit margin than the Company's average. Increases in warehouse and shipping expenses are primarily attributable to increased warehouse space requirements due to higher inventory levels and the relocation of certain warehouse operations to improve efficiencies.

Income from operations increased 4.9% to $70.5 million from $67.2 million in 1996 and increased as a percentage of net sales to 17.1% from 16.9% in the year-ago period. The increase in the income from operations margin in 1997 was primarily attributable to increases in the profitability of the Company's glassware sales, principally due to improved sales mix only partially offset by the inclusion of the acquired businesses, which operated at a lower profit margin than the Company's average. The Company announced plans in January 1998 to increase its profitability through personnel reductions and elimination of redundant warehouse space through improved inventory management. In addition, it announced plans to close its remaining factory outlet mall stores, which operated at a loss in 1997 and numbered 15 at December 31, 1997.

Earnings before interest and income taxes increased 7.0% to $73.3 million from $68.5 million in 1996 and improved as a percentage of net sales to 17.8% from 17.2% in the year-ago period. The increase is the result of higher income from operations and the inclusion of equity earnings from the Company's joint venture investment in Mexico since August 29, 1997, only partially offset by a reserve established in the fourth quarter of $865,000 to cover future expenses associated with the closure of the Company's factory outlet mall store business.

Net income increased 11.0% to $36.1 million from $32.5 million in 1996 and increased as a percentage of net sales to 8.8% from 8.2% in the year-ago period. The increase is principally attributable to higher revenues and earnings before interest and income taxes and a reduction in the Company's effective tax rate to 38.2% from 39.2% in the year-ago period. The reduction in the Company's effective tax rate is primarily attributable to lower state income taxes.

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

Gross profit increased 9.6% to $109.1 million in 1996 from $99.6 million in 1995 and declined as a percentage of sales to 27.4% from 27.9% over this same period. Gross margins primarily were affected by product mix, with greater sales of lower-margin items in the industrial and export markets and the inclusion of Syracuse China. In addition, higher energy costs of approximately 30%, principally due to increased prices and increased compensation costs, including the effects of the Company's new Goalsharing program, were factors.

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

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Libbey's financial condition at year-end 1997 reflects the effects of the Company's acquisitions, refinancing and increased working capital. Net cash provided by operating activities decreased to $38.6 million from $60.2 million in 1996. Higher net income was more than offset by lower depreciation expenses, the addition of non-cash equity earnings and increases in working capital. Increases in inventory and receivables are primarily attributable to the assets acquired at World Tableware and those related to the distribution agreement with the Company's joint venture in Mexico. Net cash provided by operating activities in 1995 was $29.1 million. The increase in 1996 was due to higher net income and improved working capital management.

Capital expenditures were $18.4 million in 1997 compared with $15.4 million in 1996 and included scheduled maintenance and investment in higher productivity machinery and equipment, including glass-processing equipment and new equipment to improve production efficiency at Syracuse China. In addition, the Company incurred capitalized software expenditures of $1.2 million associated with the installation of new information systems company-wide. Capital expenditures for 1998 are expected to be in the range of $23 to $25 million.

Libbey had total debt of $210.7 million at December 31, 1997, compared with $207.4 million at December 31, 1996. The $3.3 million increase is primarily attributable to the net cash provided from operations and the net proceeds of $82.6 million associated with the issuance of 2.3 million shares of common stock in a public offering in November 1997, only partially offsetting $106.7 million of borrowings associated with acquisitions. Libbey had additional debt capacity of $174.5 million at December 31, 1997, under the Bank Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $175.0 million of its debt. The average interest rate for the Company's borrowings related to the interest rate protection agreements is 6.02% with an average maturity of 2.4 years at December 31, 1997.

Of Libbey's outstanding indebtedness, $35.7 million is subject to fluctuating interest rates at December 31, 1997. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.4 million on an annual basis.

On August 29, 1997, the Company completed a series of transactions with Vitro, S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $100 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada, and Vitrocrisa becoming the exclusive distributor of Libbey's glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement.

On November 12, 1997, the Company closed on a public offering of 2.3 million shares of common stock, including all 300,000 shares of common stock sold pursuant to the option granted to the underwriters to cover over allotments, at a price to the public of $37.875 per share, pursuant to the Company's $100 million shelf registration statement dated June 19, 1997. The Company used the net proceeds from the common stock offering of $82.6 million to repay certain indebtedness outstanding under its Bank Credit Agreement.

The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement. In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of May 1, 2002, to meet the Company's longer-term funding requirements.

OTHER INFORMATION
-----------------

The Company has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its computer systems and equipment. Key financial information and operational systems have been assessed and detailed plans have been implemented to address modifications required prior to December 31, 1999. Plans to upgrade the Company's computer systems in the normal course of business in 1998 include the upgrade of its principal computer software to a version that is Year 2000 compliant. The Company expects these modifications to be completed and tested by December 31, 1999. The financial impact of making the required changes will be comprised primarily of internal costs, excluding the costs required to upgrade and replace systems and equipment in the normal course of business, and is not expected to be material to the Company's consolidated financial position or results of operation.

The Company has also initiated communications with its significant suppliers and customers to ascertain whether they have appropriate plans to resolve Year 2000 issues where failure of their systems could adversely affect the Company's operations.

This document and supporting schedules contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, and as such, only reflects the Company's best assessment at this time. Investors are cautioned that forward-looking statements involve risks and uncertainties, that actual results may differ materially from such statements, and that investors should not place undue reliance on such statements. For a discussion of factors that may affect actual results, investors should refer to the Company's Securities and Exchange Commission reports, including but not limited to,
Exhibit 99 included in this report.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----

Report of Independent Auditors                                          19

Consolidated Balance Sheets at December 31, 1997 and 1996               20

For the years ended December 31, 1997, 1996 and 1995:

       Consolidated Statements of Income                                22
       Consolidated Statements of Shareholders' Equity                  23
       Consolidated Statements of Cash Flows                            24

Notes to Consolidated Financial Statements                              25

Selected Quarterly Financial Data                                       39

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP


Toledo, Ohio
January 30, 1998

                                   LIBBEY INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
(Dollars in thousands)                                                           1997                    1996
                                                                                 ----                    ----
ASSETS
Current assets:
     Cash                                                                   $    2,634              $    1,990
     Accounts receivable:
         Trade, less allowances of $3,103 and $2,279                            49,982                  40,503
         Other                                                                   1,975                   1,551
--------------------------------------------------------------------------------------------------------------
                                                                                51,957                  42,054
     Inventories:
         Finished goods                                                         91,897                  67,503
         Work in process                                                         5,056                   5,017
         Raw materials                                                           3,545                   3,054
         Operating supplies                                                        800                     807
--------------------------------------------------------------------------------------------------------------
                                                                               101,298                  76,381

     Prepaid expenses                                                            5,575                   6,719
--------------------------------------------------------------------------------------------------------------
Total current assets                                                           161,464                 127,144
Other assets:
     Repair parts inventories                                                    7,148                   6,090
     Other assets                                                               26,170                  25,398
     Equity investments                                                         85,789                     --
     Goodwill, net of accumulated amortization
         of $11,635 and $10,339                                                 48,828                  37,731
--------------------------------------------------------------------------------------------------------------
                                                                               167,935                  69,219
Property, plant and equipment at cost                                          236,427                 225,518
     Less accumulated depreciation                                             116,226                 106,148
--------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                         120,201                 119,370
--------------------------------------------------------------------------------------------------------------
Total assets                                                                  $449,600                $315,733

==============================================================================================================



See accompanying notes.

                                   LIBBEY INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                        DECEMBER 31,
(Dollars in thousands)                                                         1997                    1996
                                                                               ----                    ----

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                          $   10,385               $  4,525
     Accounts payable                                                           29,472                 22,506
     Salaries and wages                                                         10,808                 13,856
     Accrued liabilities                                                        28,031                 23,102
     Income taxes                                                                3,211                  1,857
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       81,907                 65,846
Long-term debt                                                                 200,350                202,851
Deferred taxes and other liabilities                                            14,880                 14,318
Nonpension retirement benefits                                                  52,474                 51,165

Shareholders' equity:
     Common stock, par value $.01 per share, 50,000,000 shares authorized,
         17,580,931 shares issued and outstanding
         (15,061,231 in 1996)                                                      175                     151
     Capital in excess of par value                                            279,208                 191,909
     Deficit                                                                  (178,792)               (210,368)
     Cumulative foreign currency translation adjustment                           (602)                   (139)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      99,989                 (18,447)
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $449,600               $ 315,733

===============================================================================================================


See accompanying notes.

                                   LIBBEY INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per-share amounts)                               1997             1996               1995
                                                                               ----             ----               ----

Revenues:
     Net sales                                                              $411,966         $397,656          $357,546
     Royalties and net technical assistance income                             3,087            2,698             2,536
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                                               415,053          400,354           360,082
Costs and expenses:
     Cost of sales                                                           295,009          288,538           257,945
     Selling, general and administrative expenses                             49,585           44,620            38,953
-----------------------------------------------------------------------------------------------------------------------
                                                                             344,594          333,158           296,898
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                                        70,459           67,196            63,184
Other income (expense):
     Equity earnings                                                           3,570              --                 --
     Other--net                                                                 (732)           1,302               499
-----------------------------------------------------------------------------------------------------------------------
                                                                               2,838            1,302               499
------------------------------------------------------------------------------------------------------------------------
Earnings before interest and income taxes                                     73,297           68,498             63,683
Interest expense--net                                                        (14,840)         (14,962)           (13,974)
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    58,457           53,536             49,709
Provision for income taxes                                                    22,331           20,986             19,685
------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 36,126         $ 32,550          $  30,024
========================================================================================================================

Net income per share
     Basic                                                                    $ 2.33           $ 2.16             $ 2.00
     Diluted                                                                  $ 2.27           $ 2.12             $ 1.97

========================================================================================================================

See accompanying notes.

                                   LIBBEY INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Dollars in thousands, except per-share amounts)

                                                                                                Cumulative
                                                                                                Foreign
                                                                 Capital in                     Currency
                                           Common  Stock         Excess of                      Translation
                                        Shares        Amount     Par Value        Deficit       Adjustment          Total
-----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1995               15,000,000     $  150      $ 190,845       $(263,930)     $  (138)        $   (73,073)
  Net Income                                                                        30,024                           30,024
  Stock options exercised                 23,500                       381                                              381
  Dividend--$.30 per share                                                          (4,501)                          (4,501)
  Effect of exchange rate fluctuation                                                                53                  53
-----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995             15,023,500        150         191,226       (238,407)         (85)            (47,116)
  Net income                                                                        32,550                           32,550
  Stock options exercised                 37,731          1             683                                             684
  Dividend -- $0.30 per share                                                       (4,511)                          (4,511)
  Effect of exchange rate fluctuation                                                               (54)                (54)
-----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996             15,061,231        151         191,909       (210,368)        (139)            (18,447)
  NET INCOME                                                                        36,126                           36,126
  STOCK OPTIONS EXERCISED                219,700          1           4,704                                           4,705
  STOCK OFFERING NET OF $573
    OF EXPENSES                        2,300,000         23          82,595                                          82,618
  DIVIDEND -- $0.30 PER SHARE                                                       (4,550)                          (4,550)
  EFFECT OF EXCHANGE RATE FLUCTUATION                                                              (463)               (463)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997             17,580,981     $  175       $ 279,208      $(178,792)      $ (602)          $  99,989

=============================================================================================================================

See accompanying notes.

                                   LIBBEY INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                   1997               1996                1995
                                                                   ----               ----                ----
(Dollars in thousands)

OPERATING ACTIVITIES
Net income                                                        $  36,126         $  32,550         $  30,024
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                                      19,896            21,485            18,158
  Equity earnings                                                    (3,570)               --                --
  Nonpension retirement benefit cost in excess of payments            1,309             2,220             2,107
  Deferred income taxes                                               2,028              (201)           (2,690)
  Other                                                                 316              (177)            3,952
Changes in operating assets and liabilities:
  Accounts receivable                                                (5,226)           (1,786)           (5,813)
  Inventories                                                        (9,558)            2,731            (2,884)
  Prepaid expenses                                                     (506)             (573)           (2,203)
  Other assets                                                       (3,534)           (4,800)           (1,986)
  Accounts payable                                                      647             2,463              (869)
  Accrued liabilities and other liabilities                             688             6,301            (8,742)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            38,616            60,213            29,054

INVESTING ACTIVITIES
Additions to property, plant and equipment                          (18,408)          (15,386)          (20,198)
Vitro acquisition and equity investments                           (106,750)               --                --
Acquisition of Syracuse China assets                                     --                --           (40,819)
Other                                                                   654               170                --
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                              (124,504)          (15,216)          (61,017)

FINANCING ACTIVITIES
Net bank credit facility activity                                    (2,097)          (45,801)           34,478
Other net borrowings                                                  5,860             4,525                --
-----------------------------------------------------------------------------------------------------------------
Stock offering                                                       82,618                --                --
Stock options exercised                                               4,705               684               381
Dividends                                                            (4,550)           (4,511)           (4,501)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  86,536           (45,103)           30,358
Effect of exchange rate fluctuations on cash                             (4)                1               ---
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                             644              (105)           (1,605)
Cash at beginning of year                                             1,990             2,095             3,700
-----------------------------------------------------------------------------------------------------------------

Cash at end of year                                               $   2,634         $   1,990         $   2,095
=================================================================================================================

See accompanying notes.

                                   LIBBEY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Libbey Inc. and all wholly-owned subsidiaries ("the Company") after the elimination of all significant intercompany accounts and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
--------
The Company designs, manufactures and markets an extensive line of high quality, machine-made glass beverageware, other glass tableware and ceramic dinnerware to a broad group of customers in the foodservice, retail, industrial and premium areas. Most of the Company's sales are to customers in North America, although international sales have grown significantly since 1988. Through a 1997 acquisition and equity investments the Company also imports and distributes ceramic dinnerware and flatware and has a 49% interest in a glass tableware manufacturer in Mexico.

INVENTORY VALUATION
-------------------
The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for over 70% of its inventories. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $11,720, $10,978 and $9,211 at December 31, 1997, 1996 and 1995, respectively. The remaining inventories are valued at either standard or average cost.

GOODWILL
--------
Goodwill, which resulted from the excess of purchase cost over net assets acquired, is being amortized over 40 years. The Company periodically reviews goodwill to assess recoverability, generally based upon expectations of nondiscounted cash flows and operating income.

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

INCOME TAXES
------------
Deferred income taxes are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse.

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

FOREIGN CURRENCY TRANSLATION
----------------------------
The assets and liabilities of the foreign subsidiary are translated at current exchange rates and revenue and expense amounts are translated at average exchange rates. Any related translation adjustments are recorded directly in shareholders' equity.

INCOME PER SHARE OF COMMON STOCK
--------------------------------
In 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                                            1997               1996                1995
------------------------------------------------------------------------------------------------------------------------
Numerator for earnings per share -- net income which is
   available to common stockholders                                     $ 36,126            $32,550            $ 30,024
                                                               =========================================================

Denominator for basic earnings per share -- weighted-average
   shares outstanding                                                 15,479,704         15,037,453          15,003,614
Effect of dilutive securities -- employee stock options                  457,353            324,030             249,722
                                                               ---------------------------------------------------------
Denominator for diluted earnings per share -- adjusted
   weighted-average shares and assumed conversions                    15,937,057         15,361,483          15,253,336
                                                               =========================================================

Basic earnings per share                                                  $ 2.33             $ 2.16              $ 2.00
                                                               =========================================================

Diluted earnings per share                                                $ 2.27             $ 2.12              $ 1.97
                                                               =========================================================

NEW ACCOUNTING STANDARDS
------------------------
In 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" (FAS 130) and No. 131 "Disclosure about Segments of an Enterprise and Related Information" (FAS 131) which are effective for periods beginning after December 31, 1997. FAS 130 will not have a material effect on the consolidated financial statements, and the Company has not determined the impact of FAS 131.


3.  ACQUISITION

On August 29, 1997, the Company completed a series of transactions with Vitro, S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $100 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada and Vitrocrisa becoming the exclusive distributor of Libbey's glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% equity interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement.

The equity interests in Vitrocrisa and Crisa Industrial, L.L.C. were recorded as equity investments of $82.2 million, which exceeded the underlying equity in net assets by approximately $66.0 million. This amount is being amortized over 40 years as a charge to equity earnings. The acquisition of World Tableware was accounted for under the purchase method of accounting for financial reporting purposes, and a preliminary allocation of the purchase price to the underlying net assets acquired has been made. The excess of the aggregate purchase price over the fair value of assets acquired of approximately $12.4 million was recorded as goodwill. The operating results of World Tableware and the equity earnings of Vitrocrisa and Crisa Industrial, L.L.C. have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition and equity investments occurred as of January 1, 1996 (in thousands, except per-share amounts):

         Year ended December 31,                   1997             1996
         -----------------------------------------------------------------
         Net revenues                          $455,453           $460,419
         Net income                            $ 36,901           $ 32,528
         Net income per share:
              Basic                               $2.38              $2.16
              Diluted                             $2.32              $2.12

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Vitro Transactions been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

Summarized combined financial information since the acquisition for equity investments is as follows:


            December 31,                                             1997
          ----------------------------------------------------------------

            Current assets                                       $ 65,540

            Non-current assets                                    129,960
          ----------------------------------------------------------------

               Total assets                                       195,500

            Current liabilities                                    78,849

            Other liabilities and deferred items                   79,703
          ----------------------------------------------------------------

                Total liabilities and deferred items              158,552
          ----------------------------------------------------------------

            Net assets                                           $ 36,948
          ================================================================


          For the period ended December 31,                          1997
          ----------------------------------------------------------------

               Net sales                                         $ 71,413

               Gross profit                                      $ 27,241

               Net income                                        $  8,440
          ================================================================


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

December 31,                                     1997                   1996
----------------------------------------------------------------------------
Land                                         $  15,364             $  15,466
Buildings                                       33,097                33,121
Machinery and equipment                        167,574               165,334
Furniture and fixtures                          11,449                10,215
Construction in progress                         8,943                 1,382
----------------------------------------------------------------------------
                                               236,427               225,518
Less accumulated depreciation                  116,226               106,148
----------------------------------------------------------------------------
Net property, plant and equipment             $120,201              $119,370
============================================================================

5.  ACCRUED LIABILITIES

Accrued liabilities include accruals for insurance of $5,733, $7,887 and $8,953 and various incentive programs of $9,537, $8,953 and $8,257 at December 31, 1997, 1996 and 1995, respectively.

6.  INCOME TAXES
The provision for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                          1997                1996                   1995
----------------------------------------------------------------------------------------------------------
Current:
     Federal                                           $15,906         $    16,567             $   17,598
     Foreign                                             2,345               1,878                  1,486
     State and local                                     2,052               2,742                  3,291
---------------------------------------------------------------------------------------------------------
                                                        20,303              21,187                 22,375
Deferred:
     Federal                                             1,500                (644)                (2,317)
     Foreign                                               368                 385                    203
     State and local                                       160                  58                   (576)
-----------------------------------------------------------------------------------------------------------
                                                         2,028                (201)                (2,690)
-----------------------------------------------------------------------------------------------------------
Total:
     Federal                                            17,406              15,923                 15,281
     Foreign                                             2,713               2,263                  1,689
     State and local                                     2,212               2,800                  2,715
----------------------------------------------------------------------------------------------------------
                                                       $22,331         $    20,986             $   19,685
==========================================================================================================

The provision for income taxes was calculated based on the following components of earnings before income taxes:

                                                         1997                1996                1995
-------------------------------------------------------------------------------------------------------
Domestic                                               $50,734             $46,101             $44,455
Foreign                                                  7,723               7,435               5,254
-------------------------------------------------------------------------------------------------------
                                                       $58,457             $53,536             $49,709
=======================================================================================================

A reconciliation from the statutory U. S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

                                                          1997             1996              1995
-------------------------------------------------------------------------------------------------
Statutory U.S. Federal tax rate                           35.0%            35.0%             35.0%
Increase in rate due to:
     State and local income taxes
         net of related federal taxes                      2.5              3.4               3.5
     Amortization of goodwill                              0.9              0.7               0.7
     Other                                                (0.2)             0.1               0.4
-------------------------------------------------------------------------------------------------
     Consolidated effective tax rate                      38.2%            39.2%             39.6%
=================================================================================================


Income taxes paid in cash amounted to $16,570, $18,727 and $26,250 for the years ended December 31, 1997, 1996 and 1995, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                DECEMBER 31,
                                                                        1997                      1996
------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                                    $20,042                    $19,773
     Inventories                                                        2,784                      2,131
     Pension                                                            2,988                      2,187
     Other assets                                                       7,448                      4,690
--------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                         33,262                     28,781

Deferred tax assets:
     Accrued nonpension retirement benefits                            19,986                     17,974
     Other accrued liabilities                                          6,452                      6,031
     Receivables                                                         --                          733
     Other                                                                328                        649
--------------------------------------------------------------------------------------------------------
Total deferred tax assets                                              26,766                     25,387
--------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                         $  6,496                   $  3,394
========================================================================================================


Net deferred tax liabilities are included in the consolidated balance sheets as follows:

                                                                                DECEMBER 31,
                                                                        1997                      1996
--------------------------------------------------------------------------------------------------------
Deferred taxes and other liabilities                                 $  9,659                  $  8,197
Prepaid expenses                                                       (3,163)                   (4,803)
--------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                         $  6,496                  $  3,394
========================================================================================================

7.  PENSION PLANS

The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.

The funded status of the plans at December 31, 1997 and 1996 was as follows:

Actuarial present value of benefit obligations:                         1997                       1996
                                                                        ----                       ----
     Vested                                                          $133,685                   $114,680
     Nonvested                                                         21,355                     15,737
--------------------------------------------------------------------------------------------------------
Accumulated benefit obligations                                       155,040                    130,417
Effect of assumed benefit increases                                     7,486                     13,265
--------------------------------------------------------------------------------------------------------
Projected benefit obligation                                          162,526                    143,682
Plan assets at fair value                                             201,424                    180,039
--------------------------------------------------------------------------------------------------------
Plan assets in excess of projected
     benefit obligation                                                38,898                     36,357
Unrecognized prior service cost                                        (1,067)                       (15)
Unrecognized net gain                                                 (29,013)                   (29,035)
--------------------------------------------------------------------------------------------------------
Prepaid pension cost                                                $   8,818                   $  7,307
========================================================================================================


The actuarial present value of benefit obligations is based on a discount rate of 7.25% in 1997 and 8.0% in 1996. The expected long-term rate of return on assets is 10% in 1997 and 1996. A salary growth rate of 4.5% was used in 1997 and 5.5% in 1996. Future benefits are assumed to increase in a manner consistent with past experience. Plan assets include marketable equity securities, government and corporate debt securities and commingled funds.

The components of the net pension expense are as follows:

                                                                          1997              1996                 1995
 -------------------------------------------------------------------------------------------------------------------------
 Service cost (benefits earned during the period)                     $   3,373          $   3,812          $     2,967
 Interest cost on projected benefit obligation                           11,479             11,177                9,107
 Return on plan assets                                                  (33,303)           (27,890)             (27,754)
 Net amortization and deferral                                           16,940             12,645               15,341
 -------------------------------------------------------------------------------------------------------------------------
 Net pension cost (credit)                                            $  (1,511)         $    (256)         $      (339)
 =========================================================================================================================

The Company also sponsors certain other employee retirement benefit plans which in the aggregate resulted in an expense of $1,975, $1,768 and $1,142 in 1997, 1996 and 1995, respectively.

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

The components of the accumulated nonpension retirement benefit obligation and amounts accrued were as follows:

                                                                                   1997                 1996
--------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefit obligations:
    Retirees and dependents                                                   $  6,791             $  6,163
    Active employees eligible for benefits                                       5,761                6,679
    Active employees not eligible for benefits                                  18,147               19,750
--------------------------------------------------------------------------------------------------------------
                                                                                30,699               32,592
 Unamortized prior service cost                                                  7,487                7,200
 Unrecognized net gain                                                          14,288               11,373
--------------------------------------------------------------------------------------------------------------
 Accrued nonpension retirement benefits                                       $ 52,474             $ 51,165
==============================================================================================================

The provision for nonpension retirement benefit costs consists of the following:

                                                                             1997             1996           1995
--------------------------------------------------------------------------------------------------------------------

 Service cost (benefits earned during the period)                      $   1,236        $   1,463      $    1,443

 Amortization                                                             (1,639)          (1,276)         (1,133)
 Interest cost on nonpension retirement benefit obligation
                                                                           2,408            2,484           2,663
--------------------------------------------------------------------------------------------------------------------

 Net nonpension retirement benefit cost                                $   2,005        $   2,671      $    2,973
====================================================================================================================

Assumed health care cost inflation is based on an ultimate rate of 5%. A one percentage point increase in these rates would have increased the accumulated nonpension retirement benefit obligation at December 31, 1997, by $269 and increased the net nonpension retirement benefit cost by $349. A salary growth rate of 4.5% was used in

1997 and 5.5% in 1996. The assumed discount rate used in determining the accumulated nonpension retirement benefit obligation was 7.25% for 1997 and 8.0% for 1996. The Company continues to fund these nonpension retirement benefit obligations as claims are incurred.

The Company provides retiree health care benefits to certain union hourly employees through participation in a multiemployer retiree health care benefit plan. Approximately $388, $357 and $79 was charged to expense for the years ended December 31, 1997, 1996 and 1995, respectively.

9.  LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were .15% and .275%, respectively, at December 31, 1997. The Company may also elect to borrow up to a maximum of $190 million under a Bid Rate loan alternative of the Facility at floating rates of interest. The Company had $200.4 and $202.9 million outstanding under the Facility at December 31, 1997 and 1996, respectively. The Facility also provides for the issuance of $38 million of letters of credit, with such usage applied against the $380 million limit. At December 31, 1997, the Company had $5.1 million in letters of credit outstanding under the Facility.

The Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $175 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 1997, was 6.02% for an average remaining period of
2.4 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.22% at December 31, 1997.

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

Annual maturities for all the Company's long-term debt through 2002 are as follows: 1998 through 2001 - none; 2002 - $200.4 million.

At December 31, 1997, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. There was no material fair market value for the Company's Interest Rate Protection Agreements at December 31, 1997. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Rate Agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements, and expects them to expire as originally contracted.

Interest expense - net includes interest income of $2, $1 and $227, for the years ended December 31, 1997, 1996 and 1995, respectively. Interest paid in cash amounted to $14,337, $14,362 and $14,713 for the years ended December 31, 1997, 1996 and 1995, respectively.


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

In the opinion of management, the existing fair value models do not provide a reliable measure of the value of employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate. Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 5.9%; a dividend yield of 1.2%; volatility factors of the expected market price of the Company's common stock of .26 for 1997 and .27 for 1996 and 1995 plus a weighted-average expected life of the options of 7 years. The weighted average fair value of options granted in 1997, 1996 and 1995 was $13.59, $9.90 and $8.13, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except earnings per-share information):

                                                                               1997              1996             1995
-----------------------------------------------------------------------------------------------------------------------
Net income:
      Reported                                                            $  36,126         $  32,550        $  30,024
      Pro forma                                                              35,466            32,080           29,992
 Earnings per share:
   Basic
     Reported                                                               $  2.33           $  2.16          $  2.00
     Pro forma                                                                 2.29              2.13             2.00
   Diluted
     Reported                                                               $  2.27           $  2.12          $  1.97
     Pro forma                                                                 2.23              2.09             1.96
=======================================================================================================================

Pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Stock option activity is as follows:

                                                                                      Weighted Average
                                                        Number of Shares               Exercise Price         Price Range Per Share
----------------------------------------------------------------------------------------------------------------------------------
January 1, 1996
   Outstanding                                                     1,428,970                     $14.13             $13.00-$23.00
   Exercisable                                                       753,627                      13.15
   Granted                                                           141,050                      26.51
   Canceled                                                            2,350                      22.15
   Exercised                                                          37,731                      13.00
                                                    -------------------------
December 31, 1996
   Outstanding                                                     1,529,939                      15.29           $13.00--$26.875
   Exercisable                                                     1,025,683                      13.62
   Granted                                                            63,216                      35.99
   Canceled                                                           22,170                      24.29
   Exercised                                                         219,700                      13.18
                                                    -------------------------
DECEMBER 31, 1997
   OUTSTANDING                                                     1,351,285                      16.45           $13.00--$36.625
   EXERCISABLE                                                     1,151,809                      14.45
==================================================================================================================================


The following information is as of December 31, 1997:

                                                                                                        Options with an
                                                                              Options with an         exercise price of
                                                                            exercise price of              greater than
                                                                             $13.00 per share          $13.00 per share
-------------------------------------------------------------------------------------------------------------------------
Options outstanding                                                                   915,424                   435,861
      Weighted average exercise price                                                  $13.00                    $23.70
      Remaining contractual life                                                          5.4                       7.9

Options exercisable                                                                   915,424                   236,385
      Weighted average exercise price                                                  $13.00                    $17.75
=========================================================================================================================

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



12.  OPERATING LEASES

Rental expense for all operating leases was $5,983, $4,670 and $4,462 for the years ended December 31, 1997, 1996 and 1995, respectively. Contingent rental expense was not significant in any period presented. Future minimum rentals under operating leases are as follows: 1998--$5,293; 1999--$4,470; 2000--$2,951;
2001--$2,213; 2002--$1,674 and 2003 and thereafter--$6,340.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the years ended December 31, 1997 and 1996:


 1997                                               First               Second               Third                Fourth
                                                  Quarter              Quarter              Quarter              Quarter
 ------------------------------------------------------------------------------------------------------------------------
 Dollars in thousands, except
 per-share data
 Net sales                                        $78,479             $103,954             $104,824             $124,709
 Cost of sales                                     56,775               71,894               71,959               94,381
 Gross profit                                      21,704               32,060               32,865               30,328
 Earnings before interest and
 income taxes                                      10,942               20,029               22,845               19,481
 Net income                                         4,646               10,132               11,555                9,793
 ------------------------------------------------------------------------------------------------------------------------
 Net income per share
    Basic                                           $0.31                $0.67                $0.76                $0.59

    Diluted                                         $0.30                $0.65                $0.74                $0.58
 ------------------------------------------------------------------------------------------------------------------------


 1996                                               First               Second               Third                Fourth
                                                  Quarter              Quarter              Quarter              Quarter
 ------------------------------------------------------------------------------------------------------------------------
 Dollars in thousands, except
 per-share data
 Net sales                                        $84,001             $103,804              $94,888             $114,963
 Cost of sales                                     64,026               73,838               66,376               84,298
 Gross profit                                      19,975               29,966               28,512               30,665
 Earnings before interest and
 income taxes                                      10,634               18,196               19,879               19,789
 Net income                                         3,941                8,702                9,975                9,932
 ------------------------------------------------------------------------------------------------------------------------
 Net income per share
    Basic
                                                    $0.26                $0.58                $0.66                $0.66
    Diluted
                                                    $0.26                $0.56                $0.65                $0.65
 ========================================================================================================================

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


     ITEMS 11. AND 13.       EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
                             AND RELATED TRANSACTIONS

The sections entitled "Election of Directors" exclusive of the subsection entitled "Board Meetings and Committees of the Board" and "Executive Compensation" exclusive of the subsections entitled "Compensation Committee Report" and "Performance Graph," which are included in the Proxy Statement, are incorporated herein by this reference.


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

PART IV


     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                    Page
                                                                    ----
Report of Independent Auditors                                       19

Consolidated Balance Sheets at December 31, 1997 and 1996            20

For the years ended December 31, 1997, 1996 and 1995:

       Consolidated Statements of Income                             22
       Consolidated Statements of Shareholders' Equity               23
       Consolidated Statements of Cash Flows                         24

Notes to Consolidated Financial Statements                           25

Selected Quarterly Financial Data                                    39

Financial statement schedule for the years ended December 31, 1997, 1996 and 1995:

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

b) A form 8-K was filed during the fourth quarter, dated October 20, 1997 with respect to the press release announcing third quarter financial results and announced plans to issued additional common stock.

     A form 8-K was filed during the fourth quarter, dated November 5, 1997 with respect to issuance of a prospectus supplement dated November 5, 1997 for a public offering of 2 million shares of common stock at a price of $37.875 per share under the Company's $100 million effective shelf registration of June 19, 1997 and with respect to the Underwriter's Agreement in connection with the Offering.

     A first and second amendment to the form 8-K, dated August 29, 1997 were filed during the fourth quarter with respect to the closing of the Vitro Transactions which included the filing of material contracts and financial statements with respect to the Vitro Transactions.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LIBBEY INC.


                                                 by: /s/ Kenneth G. Wilkes
                                                    ----------------------------
                                                 Kenneth G. Wilkes
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer
Date:    March 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Libbey Inc. and in the capacities and on the dates indicated.

SIGNATURE                           TITLE
---------                           -----


William A. Foley                    Director
Terry L. Wilkison                   Director
Peter C. McC. Howell                Director
G. L. Moreau                        Director
Terence P. Stewart                  Director
Carol B. Morerdyk                   Director
R. I. Reynolds                      Director, Executive Vice President,
                                    Chief Operating Officer
John F. Meier                       Chairman of the Board of Directors,
                                    Chief Executive Officer





                                          By: /s/ Kenneth G. Wilkes
                                             ----------------------------------
                                               Kenneth G. Wilkes
                                               Attorney-In-Fact
/s/ Kenneth G. Wilkes
--------------------------------------
Kenneth G. Wilkes
Vice President, Chief Financial Officer
and Treasurer, (Principal Accounting
Officer)

Date: March 30, 1998

                      INDEX TO FINANCIAL STATEMENT SCHEDULE
                      -------------------------------------



Financial Statement Schedule of Libbey Inc. for the years ended December 31, 1997 1996, and 1995:

                                                                  Page
                                                                  ----
II   Valuation and Qualifying Accounts (Consolidated)              S-1

                                   LIBBEY INC.
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)



                                                              Additions
                                                              Charged
                                               Balance at    (Credited) to
                                               Beginning      Costs and      Other        Deductions    Balance at
                                               Of Year        Expenses       (Note 1)     (Note 2)      End of Year
                                               -------        --------       --------     --------      -----------
Allowances for Losses and
Discounts on Receivables:

       1997                                    $  2,279       $     439       $  551       $  166       $  3,103
                                               ========       =========       ======       ======       ========

       1996                                    $  3,289       $    (206)      $   35       $  839       $  2,279
                                               ========       =========       ======       ======       ========

       1995                                    $  2,211       $   1,203       $  406       $  531       $  3,289
                                               ========       =========       ======       ======       ========



(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible; in 1995, amounts established through purchase price accounting for the acquisition of Syracuse China and in 1997 amounts established through purchase price accounting for acquisition of World Tableware.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

  2.0                 --     Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co.,
                             The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and
                             Libbey Canada Inc., Acquisition of Syracuse China Company (filed Exhibit 2.0 with the
                             Registrant's Current Report on Form 8-K dated September 22, 1995  and incorporated herein by reference).

   2.1                --     Master Investment Agreement, dated to be effective as of August 15, 1997, entered into by and between Libbey Inc., Libbey Glass Inc., LGA2 Corp., LGA3 Corp., LGA4 Corp., Vitro,
                             S.A., Vitrocrisa Holding, S.A. de C.V., Vitro Corporativo, S.A., Vitrocrisa S.A. de C.V.
                             Crisa Corporation, and WorldCrisa Corporation (filed Exhibit 2.1 with the Registrant's
                             Current Report on Form 8-K dated August 29, 1997  and incorporated herein by reference).
 .
  3.1                 --     Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  3.2                 --     Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  4.1                 --     Restated Certificate of Incorporation of Libbey Inc. (incorporated by reference herein as
                             Exhibit 3.1).

  4.2                 --     Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein as Exhibit
                             3.2).

                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

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

                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

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

                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

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

                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

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

                                  EXHIBIT INDEX


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

10.20                 --     The First Amendment dated as of July 17, 1995 (filed Exhibit 10.20 with the Company's
                             Current Report on Form 8-K dated October 10, 1995, File No. 1-12084 and incorporated herein by reference) to the Amended and Restated Credit Agreement dated as of August 27, 1994 among Libbey Glass Inc. and Libbey Canada Inc. as Borrowers, the lenders listed therein,
                             The Bank of Nova Scotia, as Canadian lender, The Bank of New York, The Long-Term Credit
                             Bank of Japan, Ltd., Chicago Branch and Society National Bank as Lead Managers, The Bank of
                             Nova Scotia, National Westminster Bank USA, NationsBank of North Carolina, N.A. and the
                             First National Bank of Chicago, as Co-Agents and Bankers Trust Company, as Agent (filed as
                             Exhibit 10.12 to the Company Annual Report on Form 10-K for the year ended December 31,
                             1994 and incorporated herein by reference).

*10.21                --     Employment Agreement dated as of April 1, 1996 between Libbey Inc. and John A. Zarb (filed as Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March
                             31, 1996 and incorporated herein by reference).

*10.22                --     The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as an Exhibit
                             10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.23                --     First Amended and Restated Libbey Inc. Executive Savings Plan (filed as an Exhibit 10.23 to
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).


                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

*10.24                --     Employment Agreement dated as of January 1, 1997 between Libbey Inc. and Timothy T. Paige
                             (filed as an Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended
                             December 31, 1996 and incorporated herein by reference).

 10.25                --     The Second Amended and Restated Credit Agreement dated as of April 23, 1997 to the First
                             Amended and Restated Credit Agreement dated as of July 17, 1995 among Libbey Glass Inc. and
                             Libbey Canada Inc. as Borrowers, the lenders listed therein, The Bank of Nova Scotia, as
                             Canadian Agent, The First National Bank of Chicago, as Syndication Agents, NationsBank,
                             N.A., as Documentation Agent, The Bank of New York, The Bank of Nova Scotia, Caisse
                             National De Credit Agricole, Fleet Bank, N.A. and Keybank National Association, as
                             Co-Agents and Bankers Trust Company, as Administrative Agent (filed as Exhibit 10.25 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
 .
 10.26                --     Amended and Restated Distribution Agreement dated to be effective as of August 29, 1997, by and among Vitro, S.A., Vitrocrisa, S.A. de C.V., Libbey Inc. and Libbey Glass Inc. whereby
                             Libbey Glass Inc. will distribute certain products (filed as Exhibit 10.26 to Registrant's
                             Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.27                --     Amended and Restated Distribution Agreement dated to be effective as of August 29, 1997, by and among Vitro, S.A., Vitrocrisa, S.A. de C.V., Libbey Inc. and Libbey Glass Inc. whereby
                             Vitrocrisa, S.A. de C.V. will distribute certain products (filed as Exhibit 10.27 to
                             Registrant's Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

 10.28                --     Vitrocrisa, S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro, S.A., Vitrocrisa Holding, S.A. de C.V. and
                             Vitrocrisa, S.A. de C.V. (filed as Exhibit 10.28 to Registrant's Current Report on Form 8-K
                             /A dated August 29, 1997 Amendment No. 1  and incorporated herein by reference).

 10.29                --     Vitrocrisa Holding, S.A. de C.V. Shareholders Agreement dated to be effective as of August
                             29,1997 by and among Libbey Inc., LGA3 Corp., Vitro, S.A. and Vitrocrisa Holding, S.A. de
                             C.V. (filed as Exhibit 10.29 to Registrant's Current Report on Form 8-K /A dated August 29,
                             1997 Amendment No. 1 and incorporated herein by reference).

 10.30                --     Amended and Restated Covenant Not to Compete dated to be effective as of August 29, 1997 by and between Libbey Inc. and Vitro, S.A. (filed as Exhibit 10.30 to Registrant's Current
                             Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.31                --     Crisa Libbey, S.A. de C.V. Shareholders Agreement dated to be effective as of August
                             29,1997 by and among Libbey Inc., LGA3 Corp., Vitro, S.A. and Crisa Libbey, S.A. de C.V.
                             (filed as Exhibit 10.31 to Registrant's Current Report on Form 8-K /A dated August 29,
                             1997 Amendment No. 1 and incorporated herein by reference).

 10.32                --     Limited Liability Company Agreement of Crisa Industrial, L.L.C. dated to be effective as of
                             August 29, 1997 by and among Crisa Corporation, LGA4 Corp., Vitro, S.A. and Libbey Inc.
                             (filed as Exhibit 10.32 to Registrant's Current Report on Form 8-K /A dated August 29,
                             1997 Amendment No. 1 and incorporated herein by reference).

 10.33                --     Management Services Agreement dated to be effective August 29, 1997 by and between Libbey
                             Inc. and Vitrocrisa, S. A. de C.V. for services to be provided by one or more subsidiary corporations of Libbey Inc. (filed as Exhibit 10.33 to Registrant's Current Report on Form
                             8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------


S-K ITEM
601 NO.                             DOCUMENT
------------------------------------------------------------------------------------------------------------------------

*10.34                --     Employment Agreement dated as of September 1, 1997 between Libbey Inc. and Daniel P. Ibele
                             (filed as Exhibit 10.34 to Registrant's Current Report on Form 8-K /A dated August 29, 1997
                             Amendment No. 1 and incorporated herein by reference).

   13                 --     1997 Annual Report to Shareholders for the year ended December 31, 1997.  Except for the information that is expressly incorporated herein by reference, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

   22                 --     Subsidiaries of the Registrant (filed herewith).

   23                 --     Consent of Independent Auditors (filed herewith).

   25                 --     Power of Attorney (filed herewith).

   27.1               --     Financial Data Schedule, year 1997 (filed herewith)

   27.2               --     Financial Data Schedule, three quarters 1997 restated (filed herewith)

   27.3               --     Financial Data Schedule, four quarters 1996 restated (filed herewith)

   99                 --     Safe harbor provisions of the Private Securities Litigation Reform Act of 1935 (filed herewith).




*  Management Contract or Compensation Plan or Arrangement.