Form 10-Q
period 1998-03-31
LIBBEY INC
filed 1998-05-15
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X)Quarterly Report Pursuant to Section 13 or 15(d)of the

                         Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1998

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


                     300 Madison Avenue, Toledo, Ohio 43604
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  419-325-2100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Common Stock, $.01 par value - 17,603,581 shares at April 30, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. The interim results of operations are not necessarily indicative of results for the entire year.


                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                    Three months ended March 31,

Revenues:                                              1998        1997
                                                     --------    --------
     Net sales                                       $ 90,088    $ 78,479

     Royalties and net technical
         assistance income                                769         924
                                                     --------    --------
              Total revenues                           90,857      79,403

Costs and expenses:

     Cost of sales                                     67,360      56,775

     Selling, general and administrative
         expenses                                      12,709      11,750
                                                     --------    --------
                                                       80,069      68,525
                                                     --------    --------

Income from operations                                 10,788      10,878

Other income:
     Equity earnings                                    2,308           -
     Other income - net                                   255          64
                                                     --------    --------
                                                        2,563          64
                                                     --------    --------

Earnings before interest and income taxes              13,351      10,942

Interest expense - net                                 (3,423)     (3,301)
                                                     --------    --------

Income before income taxes                              9,928       7,641

Provision for income taxes                              3,823       2,995
                                                     --------    --------

Net income                                           $  6,105    $  4,646
                                                     ========    ========

Net income per share
     Basic                                           $   0.35    $   0.31
                                                     ========    ========
     Diluted                                         $   0.34    $   0.30
                                                     ========    ========



Dividends per share                                  $  0.075    $  0.075
                                                     ========    ========

                             See accompanying notes.


                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    March 31,          December 31,
                                                      1998                1997
                                                    --------            --------
                                                  (unaudited)            (Note)
ASSETS
Current assets:
     Cash                                           $  1,612            $  2,634
     Accounts receivable:
         Trade, less allowances of $3,438
            and $3,103                                45,412              49,982
         Other                                         1,141               1,975
                                                    --------            --------
                                                      46,553              51,957
     Inventories:

         Finished goods                              100,905              91,897
         Work in process                               5,156               5,056
         Raw materials                                 3,209               3,545
         Operating supplies                              878                 800
                                                    --------            --------
                                                     110,148             101,298

     Prepaid expenses                                  5,671               5,575
                                                    --------            --------
Total current assets                                 163,984             161,464

Other assets:

     Repair parts inventories                         10,355               7,148
     Other                                            26,123              26,170
     Investments                                      73,865              85,789
     Goodwill, net of accumulated
         amortization of $12,019 and $11,635          49,049              48,828
                                                    --------            --------
                                                     159,392             167,935

Property, plant and equipment, at cost               240,475             236,427
     Less accumulated depreciation                   120,640             116,226
                                                    --------            --------
     Net property, plant and equipment               119,835             120,201
                                                    --------            --------

Total assets                                        $443,211            $449,600
                                                    ========            ========

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,           December 31,
                                                            1998                 1997
                                                         ---------            ---------
                                                        (unaudited)             (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                       $  10,411            $  10,385
     Accounts payable                                       22,769               29,472
     Accrued liabilities                                    28,402               28,031
     Other                                                  12,254               14,019
                                                         ---------            ---------
Total current liabilities                                   73,836               81,907

Long-term debt                                             196,684              200,350
Deferred taxes and other liabilities                        14,567               14,880
Nonpension retirement benefits                              52,846               52,474


Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 17,598,931 shares
         issued and outstanding
         (17,580,931 in 1997)                                  176                  175
     Capital in excess of par value                        279,609              279,208
     Deficit                                              (174,005)            (178,792)
     Accumulated other comprehensive
         income                                               (502)                (602)
                                                         ---------            ---------
Total shareholders' equity                                 105,278               99,989
                                                         ---------            ---------
Total liabilities and shareholders' equity               $ 443,211            $ 449,600
                                                         =========            =========

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.


                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                              Three months ended March 31,
                                                              1998              1997
                                                              ----              ----
Operating activities
     Net income                                            $  6,105           $  4,646
     Adjustments to reconcile net income to
         net cash used in operating activities:
              Depreciation and amortization                   5,374              5,867
              Other non-cash charges                            164                410
              Equity earnings                                (2,308)                 -
              Net change in components of working
                  capital and other assets                  (15,833)           (26,721)
                                                           --------           --------
Net cash used in operating activities                        (6,498)           (15,798)

Investing activities
     Additions to property, plant and equipment              (4,178)            (2,432)
     Dividends from Vitro Investments                        14,232                  -
                                                           --------           --------
         Net cash provided by (used in)
            investing activities                             10,054             (2,432)

Financing activities
     Net borrowings (repayments) under Bank
         Credit Agreement                                    (3,702)            14,463
     Other net borrowings                                        26              6,979
     Stock options exercised                                    402                942
     Dividends                                               (1,319)            (1,131)
                                                           --------           --------
Net cash provided by (used in) financing
     activities                                              (4,593)            21,253
                                                           --------           --------

Effect of exchange rate fluctuations
     on cash                                                     15                  1
                                                           --------           --------

Increase (decrease) in cash                                  (1,022)             3,024

Cash at beginning of year                                     2,634              1,990
                                                           --------           --------
Cash at end of period                                      $  1,612           $  5,014
                                                           ========           ========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)

1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.15% and 0.275%, respectively, at March 31, 1998. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At March 31, 1998 the Company had $5.3 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $175 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 1998 was 6.02% for an average remaining period of 2.2 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.2% at March 31, 1998.

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

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996 (in thousands, except per-share amounts):

     Quarter ended March 31,

                                          1998                  1997
                                          ----                  ----

         Net revenues                 $ 90,857              $ 94,109
         Net income                   $  6,105              $  4,561
         Net income per share
              Basic                   $   0.35              $   0.30
              Diluted                 $   0.34              $   0.29

3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $3,203 and $3,324 for the first three months of 1998 and 1997, respectively. Income taxes paid in cash aggregated $1,713 and $1,668 for the first three months of 1998 and 1997, respectively.

4.   NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Quarter ended March 31,                               1998                     1997
-----------------------                               ----                     ----

Numerator for diluted earnings per
    share--net income which is
    available to common shareholders           $     6,105           $        4,646
Denominator for basic earnings per
    share--weighted-average shares
    outstanding                                 17,585,664               15,026,575
Effect of dilutive securities--
    employee stock options                         449,889                  485,010
                                               -----------           --------------
Denominator for diluted earnings per
   share--adjusted weighted-average
   shares and assumed conversions               18,035,553               15,511,585


Net income per share:
   Basic                                       $      0.35           $         0.31
   Diluted                                     $      0.34           $         0.30


5.  NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the first quarter of 1998 and 1997, total comprehensive income amounted to $6,208 and $4,557 respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for periods beginning after December 31, 1997. Statement 131 need not, however be applied to interim financial statements in the initial year of its application. The Company has not determined the impact of FAS 131.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"), which is effective for financial statements for fiscal years beginning after December 15, 1997. Statement 132 establishes revised standards for disclosures about pensions and other postretirement benefits. The Company has not determined the impact of Statement 132.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

                                            Three months ended
                                                 March 31,
                                          (dollars in thousands)
                                        --------------------------

                                          1998               1997
                                        --------            ------
Net sales                                $90,088           $78,479

Gross profit                              22,728            21,704
As a percentage of sales                    25.2%             27.7%

Income from operations                   $10,788          $ 10,878
As a percentage of sales                    12.0%             13.9%

Earnings before interest and
     income taxes                        $13,351           $10,942

Net income                               $ 6,105           $ 4,646


Net sales for the first quarter of 1998 of $90.1 million increased 14.8% from net sales of $78.5 million reported in the comparable period in 1997. Incremental sales from the Company's August 1997 acquisition of World Tableware and distribution agreement with Vitrocrisa, the Company's new joint venture in Mexico, were the factors in increasing sales. The Company's core glassware area experienced sales approximately equal to last year. Export sales were down 2.5%, decreasing to $5.0 million from $5.1 million in the year-ago period.

Gross profit increased 4.7% to $22.7 million in the first quarter of 1998 from $21.7 million in the first quarter of 1997, and decreased as a percentage of sales to 25.2% from 27.7%. Profit margins decreased as a result of greater sales of lower-margin products and higher distribution costs.

Income from operations decreased 0.8% to $10.8 million from $10.9 million in the year-ago period. Operating income as a percentage of sales decreased to 12.0% from 13.9% in the comparable year-ago period, as a result of lower gross profit margin and increases in selling, general and administrative expenses related to recent acquisitions.

Earnings before interest and income taxes (EBIT) increased 22% to $13.4 million from $10.9 million in the first quarter last year. The addition of equity earnings of $2.3 million from the Company's new joint venture in Mexico was the principal contributor.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Net income increased by $1.5 million due to items discussed above and a decrease in the Company's effective tax rate from 39.2% to 38.5%. Partially offsetting this increase was increased interest expense resulting from higher debt levels as a result of the acquisition.

The Company had total debt of $207.1 million at March 31, 1998, compared to $210.7 million at December 31, 1997. Seasonal increases in accounts receivable and inventory in 1998 were less than 1997 reducing the borrowings necessary to fund working capital. In addition, Libbey received dividends from its investment in Vitrocrisa of $14.2 million late in the quarter. The Company had additional debt capacity at March 31, 1998 under the Bank Credit Agreement of $178.0 million. Of Libbey's outstanding indebtedness, $32.1 million is subject to fluctuating interest rates at March 31, 1998. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.3 million on an annual basis.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

Exhibit
Number        Description
------        -----------

27            Other Financial Information

         (b.) A form 8-K was filed during the first quarter, dated January
              9, 1998 with respect to an announcement of fourth quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LIBBEY INC.

Date     May 15, 1998                       By  /s/ Kenneth G. Wilkes
    -----------------                         -----------------------
                                            Kenneth G. Wilkes,
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Principal Accounting Officer)