Form 10-Q
period 1998-06-30
LIBBEY INC
filed 1998-08-12
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

      (Mark one)

      (X)    Quarterly Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1998

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

   Common Stock, $.01 par value - 17,637,981 shares at July 31, 1998.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                       Three months ended June 30,
Revenues:                                                1998             1997
                                                         ----             ----
   Net sales                                           $ 113,673      $ 103,954

   Royalties and net technical
      assistance income                                      751            696
                                                       ---------      ---------
         Total revenues                                  114,424        104,650

Costs and expenses:
   Cost of sales                                          79,569         71,894

   Selling, general and administrative
      expenses                                            12,795         12,707
                                                       ---------      ---------
                                                          92,364         84,601
                                                       ---------      ---------

Income from operations                                    22,060         20,049

Other income:
   Equity earnings                                         3,727           --
   Other income - net                                       (175)           (20)
                                                       ---------      ---------
                                                           3,552            (20)
                                                       ---------      ---------

Earnings before interest and income taxes                 25,612         20,029

Interest expense - net                                    (3,260)        (3,443)
                                                       ---------      ---------

Income before income taxes                                22,352         16,586

Provision for income taxes                                 8,605          6,454
                                                       ---------      ---------

Net income                                             $  13,747      $  10,132
                                                       =========      =========

Net income per share
   Basic                                               $    0.78      $    0.67
                                                       =========      =========
   Diluted                                             $    0.76      $    0.65
                                                       =========      =========



Dividends per share                                    $   0.075      $   0.075
                                                       =========      =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                       Six months ended June 30,
Revenues:                                                1998             1997
                                                         ----             ----
   Net sales                                           $ 203,761      $ 182,433

   Royalties and net technical
      assistance income                                    1,520          1,620
                                                       ---------      ---------
         Total revenues                                  205,281        184,053

Costs and expenses:
   Cost of sales                                         146,929        128,669

   Selling, general and administrative
      expenses                                            25,504         24,457
                                                       ---------      ---------
                                                         172,433        153,126
                                                       ---------      ---------

Income from operations                                    32,848         30,927

Other income:
   Equity earnings                                         6,035           --
   Other income - net                                         80             44
                                                       ---------      ---------
                                                           6,115             44
                                                       ---------      ---------

Earnings before interest and income taxes                 38,963         30,971

Interest expense - net                                    (6,683)        (6,744)
                                                       ---------      ---------

Income before income taxes                                32,280         24,227

Provision for income taxes                                12,428          9,449
                                                       ---------      ---------

Net income                                             $  19,852      $  14,778
                                                       =========      =========

Net income per share
   Basic                                               $    1.13      $    0.98
                                                       =========      =========
   Diluted                                             $    1.10      $    0.95
                                                       =========      =========



Dividends per share                                    $    0.15      $    0.15
                                                       =========      =========


                             See accompanying notes.

                                   LIBBEY INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                            June 30,       December 31,
                                              1998             1997
                                              ----             ----
                                           (unaudited)        (Note)
ASSETS
Current assets:
   Cash                                     $  3,704         $  2,634
   Accounts receivable:
      Trade, less allowances of $3,681
         and $3,103                           48,408           49,982
      Other                                    1,572            1,975
                                            --------        ---------
                                              49,980           51,957
   Inventories:
      Finished goods                          99,615           91,897
      Work in process                          5,261            5,056
      Raw materials                            3,645            3,545
      Operating supplies                         880              800
                                            --------        ---------
                                             109,401          101,298

   Prepaid expenses                            5,190            5,575
                                            --------        ---------
Total current assets                         168,275          161,464

Other assets:
   Repair parts inventories                    8,866            7,148
   Other                                      26,060           26,170
   Investments                                77,592           85,789
   Goodwill, net of accumulated
      amortization of $12,377 and $11,635     47,518           48,828
                                            --------         --------
                                             160,036          167,935

Property, plant and equipment, at cost       246,547          236,427
   Less accumulated depreciation             124,621          116,226
                                            --------        ---------
   Net property, plant and equipment         121,926          120,201
                                            --------        ---------

Total assets                                $450,237         $449,600
                                            ========         ========

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         June 30,     December 31,
                                                           1998          1997
                                                           ----          ----
                                                       (unaudited)      (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                         $  11,514    $  10,385
   Accounts payable                                         21,008       29,472
   Accrued liabilities                                      27,620       28,031
   Other                                                    18,519       14,019
                                                         ---------    ---------
Total current liabilities                                   78,661       81,907

Long-term debt                                             185,747      200,350
Deferred taxes and other liabilities                        16,042       14,880
Nonpension retirement benefits                              52,103       52,474


Shareholders' equity:
   Common stock, par value $.01
      per share, 50,000,000 shares
      authorized, 17,624,181 shares
      issued and outstanding
      (17,580,931 in 1997)                                     176          175
   Capital in excess of par value                          280,058      279,208
   Deficit                                                (161,580)    (178,792)
   Accumulated other comprehensive
      income                                                  (970)        (602)
                                                          --------    ---------
Total shareholders' equity                                 117,684       99,989
                                                          --------    ---------
Total liabilities and shareholders' equity                $450,237    $ 449,600
                                                          ========    =========

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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                         Six months ended June 30,
                                                             1998        1997
                                                             ----        ----
Operating activities
   Net income                                              $ 19,852    $ 14,778
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
         Depreciation and amortization                       10,463      11,163
         Other non-cash charges                               1,160         359
         Equity earnings                                     (6,035)       --
         Net change in components of working
           capital and other assets                         (12,394)    (31,829)
                                                           --------    --------
Net cash provided by (used in) operating
   activities                                                13,046      (5,529)

Investing activities
   Additions to property, plant and equipment               (11,073)     (6,861)
   Dividends from Vitro Investments                          14,232        --
                                                           --------    --------
      Net cash provided by (used in)
         investing activities                                 3,159      (6,861)

Financing activities
   Net repayments under Bank Credit Agreement               (14,482)     (1,438)
   Other net borrowings                                       1,129      15,475
   Stock options exercised                                      851       2,381
   Dividends                                                 (2,640)     (2,265)
                                                           --------    --------
Net cash provided by (used in) financing
   activities                                               (15,142)     14,153
                                                           --------    --------

Effect of exchange rate fluctuations
   on cash                                                        7          (3)
                                                           --------    --------

Increase in cash                                              1,070       1,760

Cash at beginning of year                                     2,634       1,990
                                                           --------    --------

Cash at end of period                                      $  3,704    $  3,750
                                                           ========    ========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1. LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at June 30, 1998. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At June 30, 1998 the Company had $6.0 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $175 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 1998 was 5.94% for an average remaining period of 1.9 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.4% at June 30, 1998.

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

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996 (in thousands, except per-share amounts):

   Quarter ended June 30,
                                            1998                 1997
                                            ----                 ----

      Net revenues                      $114,424             $120,252
      Net income                        $ 13,747             $ 10,851
      Net income per share
         Basic                          $   0.78             $   0.72
         Diluted                        $   0.76             $   0.70

   Six Months ended June 30,
                                            1998                 1997
                                            ----                 ----

      Net revenues                      $205,281             $214,361
      Net income                        $ 19,852             $ 15,412
      Net income per share
         Basic                          $   1.13             $   1.02
         Diluted                        $   1.10             $   0.99


3. CASH FLOW INFORMATION

Interest paid in cash aggregated $6,345 and $6,392 for the first six months of 1998 and 1997, respectively. Income taxes paid in cash aggregated $6,489 and $5,484 for the first six months of 1998 and 1997, respectively.

4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per-share amounts):

Quarter ended June 30,                                1998               1997
----------------------                                ----               ----

Numerator for diluted earnings
  per share--net income which
  is available to common
  shareholders                                     $    13,747       $    10,132
Denominator for basic earnings
  per share--weighted-average
  shares outstanding                                17,607,457        15,141,599
Effect of dilutive
  securities--employee stock
  options                                              455,679           433,515
                                                   -----------       -----------
Denominator for diluted earnings
  per share--adjusted
  weighted-average shares and
  assumed conversions                               18,063,136        15,586,603

Net income per share:
  Basic                                            $      0.78       $      0.67
  Diluted                                          $      0.76       $      0.65



Six Months ended June 30,                             1998                1997
-------------------------                             ----                ----
Numerator for diluted earnings
  per share--net income which
  is available to common                           $    19,852       $    14,778
  shareholders
Denominator for basic earnings
  per share--weighted-average
  shares outstanding                                17,596,621        15,110,010
Effect of dilutive
  securities--employee stock
  options                                              447,573           427,389
                                                   -----------       -----------
Denominator for diluted earnings
  per share--adjusted
  weighted-average shares and
  assumed conversions                               18,044,194        15,537,399

Net income per share:
  Basic                                            $      1.13       $      0.98
  Diluted                                          $      1.10       $      0.95



5.  NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The

Company's components of comprehensive income are net income and foreign currency translation adjustments. During the second quarter of 1998 and 1997, total comprehensive income amounted to $13,276 and $10,163 respectively. For the first six months of 1998 and 1997, comprehensive income amounted to $19,484 and $14,720 respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1998 COMPARED WITH SECOND
QUARTER 1997

                                              Three months ended
                                                   June 30,
                                         -----------------------------
                                            (dollars in thousands)

                                           1998               1997
                                           ----               ----
Net sales                                 $113,673           $103,954

Gross profit                                34,104             32,060
As a percentage of sales                     30.0%              30.8%

Income from operations                     $22,060            $20,049
As a percentage of sales                     19.4%              19.3%

Earnings before interest and
   income taxes                            $25,612            $20,029
As a percentage of sales                     22.5%              19.3%

Net income                                 $13,747            $10,132
As a percentage of sales                     12.1%               9.7%


Net sales for the second quarter of 1998 of $113.7 million increased 9.3% from net sales of $104.0 million reported in the comparable period in 1997. Incremental sales from the Company's August 1997 acquisition of World Tableware and distribution agreement with Vitrocrisa, the Company's new joint venture in Mexico, were the factors in increasing sales. The Company's glassware area sales were up modestly, as the solid increase in sales to foodservice customers and the inclusion of Crisa glass sales more than offset lower export sales. Export sales were down 42%, decreasing to $4.9 million from $8.5 million in the year-ago period reflecting, in part, the economic conditions in the Far East. In addition, the Company is aware of the potential of increased competition from foreign suppliers endeavoring to sell glass tableware into the United States market, including the foodservice channel of distribution. The Company is in the process of assessing the effect, if any, of such increased competition on the Company.

Gross profit increased 6.4% to $34.1 million in the second quarter of 1998 from $32.1 million in the second quarter of 1997, and decreased as a percentage of sales to 30.0% from 30.8%. Profit margins decreased as a result of the effect of the acquisitions.

Income from operations increased 10.0% to $22.1 million from $20.0 million in the year-ago period. Operating income as a percentage of sales increased to 19.4% from 19.3% in the comparable year-ago period. Selling, general and administrative expenses were at 1997 levels as expenses related to the recent acquisitions were offset by reduced spending in the Company's glassware operations.

Earnings before interest and income taxes (EBIT) increased 27.9% to $25.6 million from $20.0 million in the second quarter last year. The addition of equity earnings of $3.7 million from the Company's new joint venture in Mexico was the principal contributor.

Net income increased by $3.6 million due to items discussed above and a decrease in the Company's effective tax rate from 38.9% to 38.5% and lower interest expense.


RESULTS OF OPERATIONS - SIX MONTHS 1998 COMPARED WITH SIX MONTHS 1997

                                               Six months ended
                                                   June 30,
                                          ----------------------------
                                            (dollars in thousands)

                                           1998               1997
                                           ----               ----
Net sales                                 $203,761           $182,433

Gross profit                                56,832             53,764
As a percentage of sales                     27.9%              29.5%

Income from operations                     $32,848            $30,927
As a percentage of sales                     16.1%              17.0%

Earnings before interest and
   income taxes                            $38,963            $30,971
As a percentage of sales                     19.1%              17.0%


Net income                                 $19,852            $14,778
As a percentage of sales                      9.7%               8.1%


Net sales for the first six months of 1998 of $203.8 million increased 11.7% from net sales of $182.4 million reported in the comparable period in 1997. Incremental sales from the Company's August 1997 acquisition of World Tableware and distribution agreement with Vitrocrisa, the Company's new joint venture in Mexico, were the factors in increasing sales. The Company's glassware area experienced a sales increase compared to last year principally as a result of the inclusion of Crisa glass. Export sales were down 27.4%, decreasing to $9.9 million from $13.6 million in the year-ago period reflecting the economic conditions in the Far East.

Gross profit increased 5.7% to $56.8 million in the first six months of 1998 from $53.8 million in the first six months of 1997, and decreased as a percentage of sales to 27.9% from 29.5%. Profit margins decreased as a result of greater sales of lower-margin products and higher distribution costs associated with the acquisitions.

Income from operations increased 6.2% to $32.8 million from $30.9 million in the year-ago period. Operating income as a percentage of sales decreased to 16.1% from 17.0% in the comparable year-ago period, as a result of higher distributions expenses and increases in selling, general and administrative expenses related to recent acquisitions.

Earnings before interest and income taxes (EBIT) increased 25.8% to $39.0 million from $31.0 million in the first six months last year. The addition of equity earnings of $6.0 million from the Company's new joint venture in Mexico was the principal contributor.

Net income increased by $5.1 million due to items discussed above and a decrease in the Company's effective tax rate from 39.0% to 38.5% and slightly lower interest expense.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company had total debt of $197.3 million at June 30, 1998, compared to $210.7 million at December 31, 1997. Seasonal increases in accounts receivable and inventory in 1998 were less than 1997 reducing the borrowings necessary to fund working capital. In addition, Libbey received a dividend from its investment in Vitrocrisa of $14.2 million late in the first quarter. The Company had additional debt capacity at June 30, 1998 under the Bank Credit Agreement of $188.2 million. Of Libbey's outstanding indebtedness, $22.3 million is subject to fluctuating interest rates at June 30, 1998. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.2 million on an annual basis.

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



                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 30, 1998 at the annual meeting of stockholders, Messrs. Peter
         C. Howell and Richard I. Reynolds were elected as members of Class II of the board of directors for three year terms expiring on the date of the 2001 annual meeting.
         The results of the voting were:

                             Directors

         Name                   For         Withheld
         ----                   ---         --------

         Mr. Howell          16,230,871      219,009
         Mr. Reynolds        16,234,653      215,227


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a.)   Exhibits

Exhibit
Number       Description
------       -----------

10.35 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and L. Frederick Ashton.

10.36 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth A. Boerger.

10.37 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Dave F. Brown.

10.38 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob A. Bules.

10.39 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Robert A. Dunton.

10.40 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry E. Hartman.

10.41 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William M. Herb.

10.42 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele.

10.43 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete D. Kasper.

10.44 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier.

10.45 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige.

10.46 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John P. Pranckun.

10.47 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Willie B. Purvis.

10.48 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds.

10.49 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Scott M. Sellick.

10.50 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Arthur H. Smith.

10.51 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes.

10.52 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John A. Zarb.

10.53 Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne J. Zitkus.

27           Other Financial Information

      (b.) A form 8-K was filed during the second quarter, dated April 30, 1998 with respect to an authorization by the Board of Directors to repurchase up to 875,000 shares of the Company's common stock in open market and negotiated purchases.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LIBBEY INC.

Date  August 12, 1998

                                        By    /s/ Kenneth G. Wilkes
                                          ------------------------------------
                                        Kenneth G. Wilkes,
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

    EXHIBIT
      NO.                          DESCRIPTION
      ---                          -----------

     10.35      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and L. Frederick Ashton.

     10.36      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Kenneth A. Boerger.

     10.37      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Dave F. Brown.

     10.38      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Rob A. Bules.

     10.39      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Robert A. Dunton.

     10.40      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Terry E. Hartman.

     10.41      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and William M. Herb.

     10.42      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Daniel P. Ibele.

     10.43      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Pete D. Kasper.

     10.44      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and John F. Meier

     10.45      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Timothy T. Paige.

     10.46      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and John P. Pranckun.

     10.47      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Willie B. Purvis.

     10.48      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Richard I. Reynolds.

    EXHIBIT
      NO.                          DESCRIPTION
      ---                          -----------

     10.49      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Scott M. Sellick.

     10.50      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Arthur H. Smith.

     10.51      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Kenneth G. Wilkes.

     10.52      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and John A. Zarb.

     10.53      Change of Control Agreement dated as of May 27,
                1998 between Libbey Inc. and Wayne J. Zitkus.

      27        Other Financial Information