Form 10-Q
period 1998-09-30
LIBBEY INC
filed 1998-11-16
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1998

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

      Common Stock, $.01 par value - 17,279,381 shares at November 2, 1998.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                Three months ended September 30,
Revenues:                                           1998                1997
                                                 ---------           ---------
     Net sales                                   $ 109,604           $ 104,824

     Royalties and net technical
         assistance income                             751                 551
                                                 ---------           ---------
              Total revenues                       110,355             105,375

Costs and expenses:
     Cost of sales                                  76,801              71,959

     Selling, general and administrative
         expenses                                   12,986              11,659
                                                 ---------           ---------
                                                    89,787              83,618
                                                 ---------           ---------

Income from operations                              20,568              21,757

Other income:
     Equity earnings                                 4,733                 830
     Other income - net                                946                 258
                                                 ---------           ---------
                                                     5,679               1,088
                                                 ---------           ---------

Earnings before interest and income taxes           26,247              22,845

Interest expense - net                              (3,070)             (3,854)
                                                 ---------           ---------

Income before income taxes                          23,177              18,991

Provision for income taxes                           8,923               7,436
                                                 ---------           ---------

Net income                                       $  14,254           $  11,555
                                                 =========           =========

Net income per share
     Basic                                       $    0.81           $    0.76
                                                 =========           =========
     Diluted                                     $    0.79           $    0.74
                                                 =========           =========


Dividends per share                              $   0.075           $   0.075
                                                 =========           =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)


                                                Nine months ended September 30,
Revenues:                                           1998                1997
                                                 ---------           ---------
     Net sales                                   $ 313,365           $ 287,257

     Royalties and net technical
         assistance income                           2,271               2,171
                                                 ---------           ---------
              Total revenues                       315,636             289,428

Costs and expenses:
     Cost of sales                                 223,730             200,628

     Selling, general and administrative
         expenses                                   38,490              36,116
                                                 ---------           ---------
                                                   262,220             236,744
                                                 ---------           ---------

Income from operations                              53,416              52,684

Other income:
     Equity earnings                                10,768                 830
     Other income - net                              1,026                 302
                                                 ---------           ---------
                                                    11,794               1,132
                                                 ---------           ---------

Earnings before interest and income taxes           65,210              53,816

Interest expense - net                              (9,753)            (10,598)
                                                 ---------           ---------

Income before income taxes                          55,457              43,218

Provision for income taxes                          21,351              16,885
                                                 ---------           ---------

Net income                                       $  34,106           $  26,333
                                                 =========           =========

Net income per share
     Basic                                       $    1.94           $    1.74
                                                 =========           =========
     Diluted                                     $    1.89           $    1.69
                                                 =========           =========



Dividends per share                              $   0.225           $   0.225
                                                 =========           =========

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                September 30,       December 31,
                                                    1998               1997
                                                    ----               ----
                                                 (unaudited)          (Note)
ASSETS
Current assets:
     Cash                                          $  2,774          $  2,634
     Accounts receivable:
         Trade, less allowances of $2,970
            and $3,103                               53,121            49,982
         Other                                        2,653             1,975
                                                   --------          --------
                                                     55,774            51,957
     Inventories:
         Finished goods                              99,384            91,897
         Work in process                              5,486             5,056
         Raw materials                                3,424             3,545
         Operating supplies                             832               800
                                                   --------          --------
                                                    109,126           101,298

     Prepaid expenses                                 6,310             5,575
                                                   --------          --------
Total current assets                                173,984           161,464

Other assets:
     Repair parts inventories                         9,381             7,148
     Other                                           26,252            26,170
     Investments                                     82,325            85,789
     Goodwill, net of accumulated
         amortization of $12,750 and $11,635         47,145            48,828
                                                   --------          --------
                                                    165,103           167,935

Property, plant and equipment, at cost              243,995           236,427
     Less accumulated depreciation                  123,107           116,226
                                                   --------          --------
     Net property, plant and equipment              120,888           120,201
                                                   --------          --------

Total assets                                       $459,975          $449,600
                                                   ========          ========

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                              September 30,         December 31,
                                                  1998                 1997
                                                  ----                 ----
                                               (unaudited)            (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                              $  15,100           $  10,385
     Accounts payable                              21,866              29,472
     Accrued liabilities                           20,470              28,031
     Other                                         25,630              14,019
                                                ---------           ---------
Total current liabilities                          83,066              81,907

Long-term debt                                    180,575             200,350
Deferred taxes and other liabilities               13,731              14,880
Nonpension retirement benefits                     51,595              52,474


Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 17,665,981 shares
         issued and outstanding
         (17,580,931 in 1997)                         177                 175
     Capital in excess of par value               281,078             279,208
     Deficit                                     (148,651)           (178,792)
     Accumulated other comprehensive
         income                                    (1,596)               (602)
                                                ---------           ---------
Total shareholders' equity                        131,008              99,989
                                                ---------           ---------
Total liabilities and shareholders'
   equity                                       $ 459,975           $ 449,600
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                          Nine months ended
                                                             September 30,
                                                         1998             1997
                                                         ----             ----
Operating activities
     Net income                                      $  34,106        $  26,333
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation and amortization             15,357           15,863
              Other non-cash charges                      (900)             (36)
              Equity earnings                          (10,768)            (830)
              Net change in components of working
                  capital and other assets             (19,821)         (38,645)
                                                     ---------        ---------
Net cash provided by operating activities               17,974            2,685

Investing activities
     Additions to property, plant and
         equipment                                     (15,186)         (10,975)
     Vitro Investments                                    --           (104,487)
     Dividends from Vitro Investments                   14,232             --
                                                     ---------        ---------
         Net cash used in investing activities            (954)        (115,462)

Financing activities
     Net borrowings (repayments) under Bank
         Credit Agreement                              (19,482)         107,283
     Other net borrowings                                4,715            5,475
     Stock options exercised                             1,872            3,642
     Dividends                                          (3,965)          (3,405)
                                                     ---------        ---------
Net cash provided by (used in) financing
     activities                                        (16,860)         112,995
                                                     ---------        ---------

Effect of exchange rate fluctuations
     on cash                                               (20)              (3)
                                                     ---------        ---------

Increase in cash                                           140              215

Cash at beginning of year                                2,634            1,990
                                                     ---------        ---------

Cash at end of period                                  $ 2,774        $   2,205
                                                     =========        =========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at September 30, 1998. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At September 30, 1998 the Company had $5.5 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $175 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 1998 was 5.94% for an average remaining period of 1.7 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.5% at September 30, 1998. On October 5, 1998 an additional $75 million became subject to fluctuating interest rates as swap agreements expired.

The interest rate differential to be received or paid under the Rate Agreements is being recognized over the life of the Rate Agreements as an adjustment to interest expense. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

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


2. ACQUISITION

On August 29, 1997, the Company completed a series of transactions with Vitro S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $100 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada and Vitrocrisa becoming the exclusive distributor of Libbey's glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement described.

The equity interests in Vitrocrisa and Crisa Industrial, L.L.C. were recorded as equity investments of $82.2 million, which exceeded the underlying equity in net assets by approximately $66.0 million. This amount is being amortized over 40 years as a charge to equity earnings. The acquisition of World Tableware was accounted for under the purchase method of accounting for financial reporting purposes, and an allocation of the purchase price to the underlying net assets acquired has been made. The excess of the aggregate purchase price over the fair value of assets acquired of approximately $11.8 million was recorded as goodwill. The operating results of World Tableware and the equity earnings of Vitrocrisa and Crisa Industrial, L.L.C. have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1996 (in thousands, except per-share amounts):

     Quarter ended September 30,


                                                   1998                  1997
                                                   ----                  ----

         Net revenues                          $110,355              $115,467
         Net income                            $ 14,254              $ 11,696
         Net income per share
              Basic                            $   0.81              $   0.77
              Diluted                          $   0.79              $   0.75

     Nine Months ended September 30,
                                                   1998                  1997
                                                   ----                  ----

         Net revenues                          $315,636              $329,828
         Net income                            $ 34,106              $ 27,108
         Net income per share
              Basic                            $   1.94              $   1.79
              Diluted                          $   1.89              $   1.74

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Vitro Transactions been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

Summarized combined financial information for equity investments for 1998 and 1997 is as follows:


                                                September 30,      December 31,
                                                    1998              1997
                                                    ----              ----
Current assets                                    $ 56,571          $ 65,540
Non-current assets                                 134,448           129,960
-------------------------------------------------------------------------------
  Total assets                                     191,019           195,500
Current liabilities                                 63,994            78,849
Other liabilities and deferred items                98,883            79,703
-------------------------------------------------------------------------------
     Total liabilities and deferred items          162,877           158,552
-------------------------------------------------------------------------------
Net assets                                        $ 28,142          $ 36,948
===============================================================================

                                                   For three months ending
                                                       September 30,
                                                    1998              1997
                                                    ----              ----
Net sales                                         $ 43,098          $ 15,628
Gross profit                                        16,495             6,452
Net income                                          10,640             1,003
-------------------------------------------------------------------------------


                                                    For nine months ending
                                                         September 30,
                                                    1998               1997
                                                    ----               ----
Net sales                                         $136,933          $ 15,628
Gross profit                                        54,333             6,452
Net income                                          24,307             1,003
===============================================================================


3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $9,248 and $9,915 for the first nine months of 1998 and 1997, respectively. Income taxes paid in cash aggregated $10,307 and $11,714 for the first nine months of 1998 and 1997, respectively.

4.   NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per-share amounts):

Quarter ended September 30,                     1998                 1997
---------------------------                     ----                 ----

Numerator for basic and diluted
  earnings per--net income
  which is available to common
  shareholders                              $    14,254          $     11,555
Denominator for basic earnings per
  share--weighted-average shares
  outstanding                                17,649,966            15,207,831
Effect of dilutive securities--
  employee stock options                        390,851               457,698
                                            -----------          ------------
Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                                18,040,817            15,665,529

Net income per share:
  Basic                                     $      0.81          $       0.76
  Diluted                                   $      0.79          $       0.74

Nine Months ended September 30,                 1998                 1997
-------------------------------                 ----                 ----

Numerator for basic and diluted
  earnings per share--net income
  which is available to common
  shareholders                              $    34,106          $    26,333
Denominator for basic earnings per
  share--weighted-average shares
  outstanding                                17,614,598           15,142,975
Effect of dilutive securities--
  employee stock options                        419,757              426,157
                                            -----------          -----------
Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                                18,034,355           15,569,132

Net income per share:
  Basic                                     $      1.94          $      1.74
  Diluted                                   $      1.89          $      1.69



5.  NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the third quarter of 1998 and 1997, total comprehensive income amounted to $13,628 and $11,558 respectively. For the first nine months of 1998 and 1997, comprehensive income amounted to $33,112 and $26,278 respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for periods beginning after December 31, 1997. Statement 131 need not, however, be applied to interim financial statements in the initial year of its application. The impact of FAS 131 on the Company's financial statements will not be material.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"), which is effective for financial statements for fiscal years beginning after December 15, 1997. Statement 132 establishes revised standards for disclosures about pensions and other postretirement benefits. The impact of Statement 132 on the Company's financial statements will not be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997


                                          Three months ended
                                             September 30,
                                      ---------------------------
                                        (dollars in thousands)
                                        1998               1997
                                      --------           --------
Net sales                             $109,604           $104,824

Gross profit                            32,803             32,865
As a percentage of sales                  29.9%              31.4%

Income from operations                $ 20,568           $ 21,757
As a percentage of sales                  18.8%              20.8%

Earnings before interest and
     income taxes                     $ 26,247           $ 22,845
As a percentage of sales                  23.9%              21.8%

Net income                            $ 14,254           $ 11,555
As a percentage of sales                  13.0%              11.0%

Net sales for the third quarter of 1998 of $109.6 million increased 4.6% from net sales of $104.8 million reported in the comparable period in 1997. Incremental sales from the Company's August 1997 acquisition of World Tableware were a contributing factor. In addition, Syracuse China experienced higher sales and the introduction of Libbey-branded dinnerware and flatware to retail customers made a contribution. The Company's glassware sales were down slightly, as lower sales to export and foodservice customers and lower sales throughout the Company's discontinued outlet mall stores more than offset increases in sales to retail customers, including sales of Crisa glassware products. Export sales were down 29%, decreasing to $5.0 million from $7.0 million in the year-ago period reflecting, in part, the economic conditions in key export markets including the Far East and Latin America. In addition, the Company is aware of the potential of increased competition from foreign suppliers endeavoring to sell glass tableware into the United States market, including the foodservice channel of distribution. The Company is in the process of assessing the effect, if any, of such increased competition on the Company.

Gross profit remained essentially the same at $32.8 million in the third quarter of 1998 compared to $32.9 million in the third quarter of 1997, and decreased as a percentage of sales to 29.9% from 31.4%. Profit margins decreased as a result of lower margin sales from the businesses acquired.

Income from operations decreased 5.5% to $20.6 million from $21.8 million in the year-ago period. Operating income as a percentage of sales decreased to 18.8% from 20.8% in the comparable year-ago period. Selling, general and administrative expenses were greater than 1997 primarily due to expenses related to the Vitro transactions.

Earnings before interest and income taxes (EBIT) increased 14.9% to $26.2 million from $22.8 million in the third quarter last year. Equity earnings of $4.7 million from the Company's new joint venture in Mexico compared to $0.8 in the year-ago period was the principal contributor.

Net income increased by $2.7 million due to items discussed above and a decrease in the Company's effective tax rate from 39.2% to 38.5% reflecting lower state income taxes and lower interest expense from lower debt levels.


RESULTS OF OPERATIONS - NINE MONTHS 1998 COMPARED WITH NINE MONTHS 1997


                                            Nine months ended
                                              September 30,
                                      ---------------------------
                                         (dollars in thousands)
                                        1998                1997
                                      --------           --------
Net sales                             $313,365           $287,257

Gross profit                            89,635             86,629
As a percentage of sales                  28.6%              30.2%

Income from operations                $ 53,416           $ 52,684
As a percentage of sales                  17.0%              18.3%

Earnings before interest and
     income taxes                     $ 65,210           $ 53,816
As a percentage of sales                  20.8%              18.7%


Net income                            $ 34,106           $ 26,333
As a percentage of sales                  10.9%               9.2%

Net sales for the first nine months of 1998 of $313.4 million increased 9.1% from net sales of $287.3 million reported in the comparable period in 1997. Incremental sales from the Company's August 1997 acquisition of World Tableware and distribution agreement with Vitrocrisa, the Company's new joint venture in Mexico, were the factors in increasing sales. The Company's glassware area experienced a sales increase compared to last year as a result of the inclusion of Crisa glass. Export sales were down 28.1%, decreasing to $14.8 million from $20.6 million in the year-ago period reflecting the economic conditions in key export markets including the Far East and Latin America.

Gross profit increased 3.5% to $89.6 million in the first nine months of 1998 from $86.6 million in the first nine months of 1997, and decreased as a percentage of sales to 28.6% from 30.2%. Profit margins decreased as a result of greater sales of lower-margin sales from the businesses acquired.

Income from operations increased 1.4% to $53.4 million from $52.7 million in the year-ago period. Operating income as a percentage of sales decreased to 17.0% from 18.3% in the comparable year-ago period, as a result of higher distribution expenses and increases in selling, general and administrative expenses related to recent acquisitions.

Earnings before interest and income taxes (EBIT) increased 21.2% to $65.2 million from $53.8 million in the first nine months last year. The additional equity earnings of $9.9 million from the Company's new joint venture in Mexico was the principal contributor.

Net income increased by $7.8 million due to items discussed above and a decrease in the Company's effective tax rate from 39.1% to 38.5% reflecting lower state income taxes and lower interest expense from lower debt levels.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company had total debt of $195.7 million at September 30, 1998, compared to $210.7 million at December 31, 1997. Seasonal increases in accounts receivable and inventory in 1998 were less than 1997 reducing the borrowings necessary to fund working capital. In addition, Libbey received a dividend from its investment in Vitrocrisa of $14.2 million late in the first quarter. The Company had additional debt capacity at September 30, 1998 under the Bank Credit Agreement of $193.9 million. Of Libbey's outstanding indebtedness, $20.7 million is subject to fluctuating interest rates at September 30, 1998. On October 5, 1998 an additional $75 million became subject to fluctuating interest rates as swap agreements expired. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.2 million on an annual basis as of September 30, 1998 and a change in interest expense of approximately $1.0 million after October 5,1998 on an annual basis.

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


YEAR 2000
---------

The Company has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its computer systems, equipment, business and operations. The Company has recognized that the Year 2000 problem may cause many of its systems to fail or perform incorrectly because they will not properly recognize a year beginning with "20" instead of the familiar "19". If a computer system, software application, or other operational or manufacturing system used by the Company or by a third party dealing with the Company fails because of the inability of the system to properly read the year "2000", this failure could have a material adverse effect on the Company.

Since August 1997, a corporate committee comprised of key information systems, financial and operations managers meet bi-monthly to review the state of readiness of the Company's systems for the year 2000. Key financial and operational systems have been assessed and detailed plans have been implemented to address modifications required prior to December 31, 1999. In addition, the Company has engaged an independent consultant to assist in assessing Year 2000 readiness and remediation plans at its manufacturing facilities, and each manufacturing facility has established Year 2000 compliance steering committees to address the issue.

The Company is monitoring the Year 2000 issue in four phases, including assessment, remediation, testing and implementation. The state of readiness in each of these areas as well as the definition of each phase are presented below:


   Project
   Segment          Assessment        Remediation          Testing          Implementation
   -------          ----------        -----------          -------          --------------
IT areas:
   Mainframe        95% complete      95% complete       50% complete        90% complete
   Other            95% complete      70% complete       50% complete        70% complete
Non IT areas        90% complete      70% complete       50% complete        70% complete
Suppliers           90% complete      60% complete            --                  --

Assessment = an inventory of IT, non-IT and third party reliance affected by the Year 2000 issue.

Remediation = the changes to the code, obtaining compliant vendor software or obtaining reliance from third parties that the Year 2000 issue has been addressed.

Testing = the test of the changes to internally developed and vendor upgraded software.

Implementation = the rollout of tested software or vendor certified Year 2000 compliant software into production. Further testing is anticipated with respect to implemented software which has been certified by the vendor to be Year 2000 compliant but has not been independently tested.

The estimated percentage of completion is based upon the level of effort spent to date on the task compared to the anticipated level of effort to complete the task except with respect to suppliers. The anticipated level of effort to complete the task may change as the Year 2000 compliance program proceeds. The level of effort with respect to suppliers is based upon their replies to the Company's inquiries.

Major portions of the Company's information technology are currently on Year 2000 compliant software. The remaining portions are planned to be migrated or converted by mid year 1999. The financial impact of making the required changes, excluding the cost of internal Company employee time and the costs required to upgrade and replace systems and equipment in the normal course of business, is expected to be less than $500,000 and has been and will be charged to expense as incurred.

The Company has communicated with its significant suppliers and 35% respond they are currently Year 2000 compliant, 55% expected compliance by December 31, 1999 and 10% have not yet replied.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Contingency plans are being developed to cover any major failures of suppliers, customers and/or systems. However, certain risk factors may effect the Company's ability to be fully Year 2000 compliant by December 31, 1999 and its information systems to operate properly into the next century. These risk factors include, but are not limited to, the availability of necessary resources, both internal and external, to install new purchased software or reprogram existing systems and complete the necessary testing. In addition, the Company cannot predict the ability of its suppliers and customers to achieve Year 2000 compliance by the end of 1999 nor the impact of either on the future operating results of the Company.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a.) Exhibits

Exhibit
Number        Description
------        -----------

27            Other Financial Information



         (b.) No reports on Form 8-K were filed during the quarter ending
              September 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LIBBEY INC.
Date  November 16, 1998                 By  /s/ Kenneth G. Wilkes
    -------------------------           -----------------------------
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

            27               Other Financial Information