Form 10-K405
period 1998-12-31
LIBBEY INC
filed 1999-03-31
CIK 902274

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

        Registrant's telephone number, including area code: (419)325-2100

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
                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the consolidated tape closing price on March 15, 1999) of the voting stock beneficially held by non-affiliates of the registrant was approximately $517,897,004. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 15, 1999 was 16,245,770.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, May 6, 1999 ("Proxy Statement").

                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS
                                =================

PART I
     ITEM 1.   BUSINESS......................................................  1
     ITEM 2.   PROPERTIES.................................................... 10
     ITEM 3.   LEGAL PROCEEDINGS............................................. 11
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 11
     EXECUTIVE OFFICERS OF THE REGISTRANT.................................... 11

PART II
     ITEM 5.   MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER
               MATTERS....................................................... 13
     ITEM 6.   SELECTED FINANCIAL DATA....................................... 14
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................... 15
     ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
               MARKET RISK................................................... 22
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 25
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE........................... 48

PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 48
     ITEMS 11. and 13. EXECUTIVE COMPENSATION AND CERTAIN
               RELATIONSHIPS AND RELATED TRANSACTIONS........................ 48
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................ 48

PART IV
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
               ON FORM 8-K................................................... 49
     SIGNATURES.............................................................. 50
     INDEX TO FINANCIAL STATEMENT SCHEDULE................................... 52
     EXHIBIT INDEX.......................................................... E-1

PART I

ITEM 1. BUSINESS


GENERAL

Libbey is a leading supplier of tabletop products in the U.S. and Canada. The products are also exported to more than 100 countries. Libbey designs, and markets, under the LIBBEY(R) brand name, an extensive line of high-quality, glass tableware, ceramic dinnerware and metal flatware. Libbey also manufactures and markets ceramic dinnerware under the Syracuse China(R) brand name through its subsidiary Syracuse China. Through its World Tableware subsidiary, Libbey also imports and sells flatware, holloware and ceramic dinnerware.

In late August 1997 Libbey completed a series of transactions that included:

- investing as a joint venture partner in Vitrocrisa, the largest glass tableware manufacturer in Mexico;

- establishing reciprocal distribution agreements giving Libbey exclusive distribution rights for Vitrocrisa's glass tableware products in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for Libbey's glass tableware products in Latin America; and

- acquiring World Tableware, a major importer of metal flatware and holloware and ceramic dinnerware.

On December 31, 1998, Libbey's Board of Directors approved a capacity realignment plan, that includes reallocating a portion of the current production of Libbey's Wallaceburg, Ontario facility to its glassware facilities in the United States to improve its cost structure and more fully utilize available capacity. A portion of Wallaceburg's production will also be absorbed by Vitrocrisa. Libbey will service its Canadian glass tableware customers from its remaining manufacturing and distribution network, which includes locations in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. Libbey also announced that it will exit the production of bottleware, a niche, low-margin business. The Wallaceburg facility is expected to cease production on or about May 31, 1999, and the warehouse operations will terminate later in 1999.


PRODUCTS

Libbey's tabletop products consist of glass tableware, ceramic dinnerware, metal flatware and metal holloware. Libbey's glass tableware includes tumblers, stemware, mugs, plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other items. Vitrocrisa's product assortment includes, in addition to the product types produced by Libbey, glass bakeware and hand-made glass tableware, which are additional product categories which Libbey now offers. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

Through its Syracuse China and World Tableware subsidiaries, Libbey sells a wide-range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tabletop accessories.

Through its World Tableware subsidiary, Libbey sells an extensive selection of metal flatware. These include knives, forks, spoons and serving utensils. In addition, World Tableware sells metal holloware, which includes serving trays, chafing dishes, pitchers and other metal tabletop accessories.


DOMESTIC SALES

Approximately 88% of Libbey's sales are to domestic customers, and are sold domestically for a broad range of uses. Libbey sells both directly to end-users of the product and through networks of distributors. Libbey utilizes both a direct sales force and manufacturers' representatives to sell its product. Libbey has the largest manufacturing, distribution and service network among North American glass tableware manufacturers.

Libbey defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, specialized bottles, handmade glassware and lead crystal valued at less than $5 per piece. Libbey has, according to management estimates, the leading market share in glass tableware sales in U.S. food-service applications and glass beverageware sales in retail. The majority of Libbey's tabletop sales to foodservice end-users are made through a network of approximately 500 independent foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national restaurant chains, individually owned bars, restaurants and casinos.

Syracuse China and World Tableware are recognized as long established suppliers of high quality ceramic dinnerware and flatware, respectively. They are both among the leading suppliers of their respective product categories to foodservice end-users.

Libbey's retail customers were principally mass merchants and discount stores. In recent years Libbey has been able to increase its total sales by increasing its sales to traditional department stores and specialty housewares stores. With this expanded retail representation, Libbey is better positioned to successfully introduce profitable new products. During 1998, Libbey began selling imported dinnerware and metal flatware to retailers in the United States and Canada under the LIBBEY(R) brand name. Libbey sources this ceramic dinnerware and metal flatware by leveraging the relationships it has with its existing suppliers for the World Tableware foodservice products.

Libbey announced in early 1998 a plan to exit the business of operating stores in factory outlet malls and closed its remaining 15 mall stores in 1998. Libbey continues to operate four factory outlet stores located at or near each of its United States manufacturing locations.

Libbey is one of the leading suppliers of glassware for industrial applications in the U.S., according to management estimates. Industrial uses include candle and gift packaging, floral purposes and lighting. The craft industries and gourmet food packing companies are also industrial consumers of glassware. Libbey has expanded its sales to industrial users by offering ceramic items. Libbey believes that its success with industrial applications is based on its extensive manufacturing and distribution network, which enables it to provide superior service, and its broad product offering, which allows Libbey to meet its customers' desire for differentiated glassware products. The production capabilities and broad product portfolio of Vitrocrisa enabled Libbey to expand its product offering for its industrial customers.

Another application of Libbey's products is for use as a premium. Major gasoline retailers and fast-food restaurant chains use glassware as incentives or premiums. Libbey believes that its success with premium customers is dependent upon custom design, varied production capabilities, and the ability to produce large quantities of product in a short period of time.

Libbey also sells its tabletop products to supermarket chains for continuity programs. In 1998, Libbey sold tabletop products through continuity programs to over 4,800 supermarkets in the U.S. and Canada.


INTERNATIONAL EXPANSION AND EXPORT SALES

Libbey exports its products through independent agents and distributors to over 100 countries throughout the world, competing in the tabletop markets of Latin America, Asia and Europe. Through its export operation, Libbey sells its tabletop product to foodservice, retail and premium customers internationally. Libbey's share of glass tableware foodservice in Canada is estimated by management at 70%.

Libbey's export sales, which include sales to Libbey's customers in Canada, represent approximately 11.9% of total sales in 1998. Libbey believes that export sales represent a growth opportunity for the future.

Libbey currently has technical assistance agreements with companies covering operations in numerous countries. In 1998, Libbey performed services for licensees in ten countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration, allow Libbey to participate in the worldwide growth of the glass tableware industry and to keep abreast of potential sales and marketing opportunities in those countries. During 1998, Libbey's technical assistance agreements produced royalties of $3.0 million. Libbey also sells machinery, primarily glass-forming machinery, to certain parties with which it has technical assistance agreements.


MANUFACTURING

Libbey owns and operates three glass tableware manufacturing plants in the United States located in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. Libbey also operates a glass tableware manufacturing plant in Wallaceburg, Ontario, Canada, which, as stated above, will be closed on or around May 31, 1999. Libbey owns and operates a ceramic dinnerware plant in Syracuse, New York. Libbey operates distribution centers located at or near each of its manufacturing facilities. See "Properties." In addition, Libbey operates distribution centers for its Vitrocrisa-supplied products in Laredo, Texas and World Tableware products near Chicago, Illinois.

The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable Libbey to supply significant quantities of its product to virtually all of its customers in a short period of time. Libbey is the only glass tableware producer operating more than two manufacturing facilities in the United States.

The manufacture of Libbey's glass tableware products involves the use of automated processes and technologies. Much of Libbey's glass tableware production machinery was designed by Libbey and has evolved and been continuously refined to incorporate technology advancements. In addition, Libbey has installed robotics technology in certain of its labor-intensive manufacturing processes. Libbey believes that its production machinery and equipment continue to be adequate for its needs in the foreseeable future.

Libbey's glass tableware products are generally produced using one of two manufacturing methods or, in the case of certain stemware, a combination of such methods. Most of Libbey's tumblers and stemware and certain other glass tableware products are produced by forming molten glass in molds with the use of compressed air and are known as "blown" glass products. Libbey's other glass tableware products and the stems of certain of its stemware are "pressware" products which are produced by pressing molten glass into the desired product shape.

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at Libbey's Syracuse, New York production facility or imported by World Tableware from primarily Thailand, China and Indonesia. All metal flatware and metal holloware are sourced by Libbey's World Tableware subsidiary primarily from Japan, Korea and China.

Libbey employs a team of engineers whose responsibilities include continuing efforts to improve and upgrade Libbey's manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and implement the large number of innovative changes continuously being made to Libbey's product designs, sizes and shapes.

All of the raw materials used by Libbey, principally sand, lime, soda ash and clay, have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had and are not expected to have a material adverse effect on Libbey's operations in the future.


SALES AND MARKETING

Libbey has its own sales representatives located strategically throughout the U.S. and Canada who call on customers and distributors. The majority of Libbey's tabletop sales to foodservice end-users are made through approximately 500 independent distributors, who serve a vital function in the distribution of Libbey's products and with whom Libbey works closely in connection with marketing and selling efforts. Most of Libbey's retail, industrial and premium market sales are made directly by Libbey's sales force. Libbey also has a marketing staff located at its corporate headquarters in Toledo, Ohio engaged in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.


CUSTOMERS

The customers for Libbey's tabletop products include approximately 500 foodservice distributors. In addition, Libbey sells to mass merchants, department stores, national retail chains and specialty housewares stores, supermarkets and industrial companies and others who use Libbey's products for promotional and other private uses. No single customer or group of customers accounts for 10% or more of Libbey's sales, although the loss of any of Libbey's major customers could have a material effect on Libbey. Sales for premium applications tend to be more unpredictable from year to year and Libbey is less dependent on such business than it is on the foodservice, retail and industrial sales, but in some years premium customers have been among Libbey's ten largest customers.


COMPETITORS

Libbey's business is highly competitive, with the principal competitive factors being price, brand name, product quality, delivery time and customer service. Principal competitors in domestic glass tableware are Anchor Hocking (a unit of Newell Co.), a supplier of glass beverageware and one of the leading suppliers of glass bakeware to retail markets in the U.S.; Durand International, a private French company, which Libbey believes is the second leading supplier of glass beverageware in the U.S.; Indiana Glass Company (a unit of Lancaster Colony Corporation), which participates in various aspects of the U.S. market; and Oneida, LTD., which expanded its glassware offering in 1998 through an import arrangement. The principal competitors in U.S. ceramic dinnerware are Homer Laughlin (a private U. S. company) and Rego China and Buffalo China (units of Oneida, LTD.). The principal competitors in metal flatware are Oneida, LTD. and Delco. Some of Libbey's competitors have substantially greater financial and other resources than Libbey.

In recent years, Libbey has experienced increasing competition from foreign manufacturers, including Durand International (France) and Kedaung (Indonesia), principally in retail. Libbey's joint venture investment in, and distribution agreement with, Vitrocrisa are expected to enhance Libbey's ability to compete against foreign competitors.


PATENTS, TRADEMARKS AND LICENSES

Based upon market research and market surveys, Libbey believes its Libbey trade name as well as product shapes and styles enjoy a high degree of consumer recognition and are valuable assets. Libbey believes that the Libbey, Syracuse China and World Tableware trade names are material to its business.

Libbey has rights under a number of patents which relate to a variety of products and processes. Libbey does not consider that any patent or group of patents relating to a particular product or process is of material importance to its business as a whole.


SEASONALITY

Due primarily to the impact of consumer buying patterns and production activity, Libbey's profits tend to be strongest in the third quarter and weakest in the first quarter of each year. As a consequence, with the exception of 1998, profits typically range between 37% and 42% in the first half of each year and 58% to 63% in the second half of the year.

ENVIRONMENTAL MATTERS

Libbey's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Libbey has shipped, and continues to ship, waste materials for off-site disposal. Although Libbey is not named as a potentially responsible party in any waste disposal site matters pending prior to June 24, 1993, the date of Libbey's initial public offering and separation from Owens-Illinois, Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which Libbey may also have shipped wastes and bears some responsibility. Owens-Illinois has agreed to defend and hold harmless Libbey in connection with any such matters identified and pending as of June 24, 1993 and to indemnify it against any resulting costs and liabilities from such matters in excess of $3 million. Libbey believes that if it is necessary to draw upon this indemnification, collection is probable. Pursuant to the indemnification agreement Owens-Illinois is defending Libbey in a suit instituted by the Board of Lucas County Ohio Commissioners on January 4, 1999 against Owens-Illinois, Libbey and numerous other defendants (59 companies have been named in the complaint as potentially responsible parties) in the United States District Court for the Northern District of Ohio seeking to recover past and future costs incurred in response to the release or threatened release of hazardous substances at the King Road landfill. Owens-Illinois also defended Libbey in certain other similar matters including the Dura Landfill, which was settled in 1998 with Libbey's share estimated to be between $150,000 and $300,000.

Subsequent to June 24, 1993, Libbey has been named a potentially responsible party at three sites all of which have been settled for immaterial amounts. No further sums are expected to be paid with respect to these sites unless unusual and unanticipated contingencies occur.In addition, as further described below, Libbey's Syracuse China subsidiary has been named a potentially responsible party with respect to certain property adjoining its plant. Through its Syracuse China subsidiary, Libbey acquired on October 10, 1995 from The Pfaltzgraff Co. and certain of its subsidiaries the assets operated as Syracuse China. The Pfaltzgraff Co. entered into an order of consent effective November 1, 1994 with the New York State Department of Environmental Conservation (NYSDEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for a site in Syracuse, New York (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. As part of the Asset Purchase Agreement the Syracuse China Company agreed to share a part of the remediation and related expense up to a maximum of fifty percent of such costs with a maximum limit for Syracuse China Company of

$1,350,000. Notwithstanding the foregoing, Syracuse China Company is not a party to the decree. The RI/FS is complete. A contract has been awarded for the design of the remediation project. It is anticipated that in 1999 the design will be completed and approved by the NYSDEC and that construction of the approved remedy will begin. In addition, Syracuse China Company has been named as a potentially responsible party with respect to certain property adjoining its plant which has been designated a sub-site of a superfund site. Libbey believes that any contamination of such sub-site was caused by and will be remediated by other parties at no cost to Syracuse China. In any event, any expense with respect to such sub-site for which Syracuse China may be deemed responsible would likely be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.

Libbey regularly reviews the facts and circumstances of the various environmental matters affecting Libbey, including those which are covered by indemnification. Although not free of uncertainties, Libbey believes that its share of the remediation costs at the various sites, based upon the number of parties involved at the sites and the estimated cost of undisputed work necessary for remediation based upon known technology and the experience of others, will not be material to Libbey. There can be no assurance, however, that Libbey's future expenditures in such regard will not have a material adverse effect on Libbey's financial position or results of operations.

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by Libbey on the exterior surface of its decorated products. Capital expenditures for property, plant and equipment for environmental control activities were not material during 1998. Libbey believes that it is in material compliance with all federal, state and local environmental laws, and Libbey is not aware of any regulatory initiatives that would be expected to have a material effect on Libbey's products or operations.


NUMBER OF EMPLOYEES

Libbey employed approximately 3,820 persons at December 31, 1998. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements which were entered into in the fourth quarter of 1998 and expire at various times during the fourth quarter of 2001. As a result of the capacity realignment plan, Libbey will terminate the employment of most of the approximately 560 Canadian based employees during 1999. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement which expired in March 1999 and has subsequently been renegotiated to expire in March 2002. Libbey considers its employee relations to be good.

     ITEM 2.        PROPERTIES

The following table sets forth the location of the Company's principal manufacturing and distribution facilities at December 31, 1998. The Company also operates distribution facilities at or near each of its manufacturing facilities as well as at the distribution centers set forth below:

       Manufacturing Facilities

       ------------------------
       Syracuse, New York
       Toledo, Ohio
       Shreveport, Louisiana
       City of Industry, California
       Wallaceburg, Ontario, Canada

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


Name                                          Age          Position

----                                          ---          --------


John F. Meier                                51           Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                        1993; Executive Vice President and General Manager from December
Executive Officer                                         1990 to June 1993

Richard I. Reynolds                          52           Executive Vice President and Chief Operating Officer since
Executive Vice President and Chief                        November 1995;  Vice President and Chief Financial Officer from
Operating Officer                                         June 1993 to November 1995;   Vice President and Director of
                                                          Finance and Administration from January 1989 to June 1993.

L. Frederick Ashton                          58           Vice President, General Sales Manager since November 1990
Vice President, General Sales Manager

Arthur H. Smith                              63           Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                   Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                     Assistant Secretary of Owens-Illinois, Inc. from 1987 to June
                                                          1993.


Name                                         Age          Position

----                                         ---          --------


Kenneth G. Wilkes                            41           Vice President, Chief Financial Officer and Treasurer since
Vice President, Chief Financial Officer                   November 1995; Vice President and Treasurer since August 1993.
and Treasurer                                             Previously employed as Senior Corporate Banker, Vice President with The First National Bank of Chicago from 1981.

John A. Zarb                                 47           Vice President , Chief Information Officer since April 1996.
Vice President, Chief Information Officer                 Previously from 1991 to April 1996 employed by Allied Signal,
                                                          Inc. in Information Technology management positions.

Daniel P. Ibele                              38           Vice President, Marketing and Specialty Operations since
Vice President, Marketing and Specialty                   September 1997;  Vice President and Director of Marketing at
Operations                                                Libbey since 1995. From 1983 to 1995 held various marketing and sales positions.

Timothy T. Paige                             41           Vice President, Director of Human Resources since January 1997;
Vice President, Director of                               Director of Human  Resources from May 1995 to January 1997.
Human Resources                                           From 1991 to May 1995 employed by Frito-Lay, Inc. in Human
                                                          Resources management positions.


PART II

     ITEM 5.        MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:


----------------------------------------------------------------------------
                                1998                        1997
                         High          Low           High          Low

----------------------------------------------------------------------------
First Quarter          $39 1/4       $32 1/4       $33 1/2       $26 3/4
Second Quarter         $39 1/2       $35 3/4       $35 1/2       $28
Third Quarter          $38 7/16      $28 1/4       $39 3/8       $32 1/2
Fourth Quarter         $33 5/8       $28 3/8       $42 1/4       $35 3/8

----------------------------------------------------------------------------

On March 1, 1999, there were 1,168 registered common shareholders of record. The Company has paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.

   ITEM 6.                    SELECTED FINANCIAL DATA


Dollars in thousands, except per-share data       1998      1997(a)     1996       1995       1994
---------------------------------------------------------- -------------------------------------------
OPERATING RESULTS

Net sales                                        $436,522   $411,966   $397,656   $357,546   $333,988
Total revenues                                    439,548    415,053    400,354    360,082    335,880
Cost of sales                                     321,949    295,009    288,538    257,945    238,885
Selling, general and administrative expenses       54,191     49,585     44,620     38,953     37,772
Capacity realignment charge                        20,046         --         --         --         --
Income from operations                             43,362     70,459     67,196     63,184     59,223
Equity earnings                                     8,880      3,570         --         --         --
Other income (expenses) -- net                      1,493       (732)     1,302        499       (230)
Earnings before interest and income taxes          53,735     73,297     68,498     63,683     58,993
Interest expense -- net                            12,674     14,840     14,962     13,974     13,797
Income before income taxes                         41,061     58,457     53,536     49,709     45,196
Provision for income taxes                         15,618     22,331     20,986     19,685     18,509
Net income                                         25,443     36,126     32,550     30,024     26,687

PER-SHARE DATA:

Basic net income                                     1.45       2.33       2.16       2.00       1.78
Diluted net income                                   1.42       2.27       2.12       1.97       1.76
Dividends paid                                       0.30       0.30       0.30       0.30       0.30

OTHER INFORMATION

EBIT                                               53,735     73,297     68,498     63,683     58,993
EBITDA                                             73,241     93,193     89,983     81,841     75,269
Depreciation                                       15,852     16,826     19,275     16,885     15,077
Amortization                                        3,654      3,070      2,210      1,273      1,199
Capital expenditures                               17,486     18,408     15,386     20,198     17,361
Dividends paid                                      5,253      4,550      4,511      4,501      4,500
Employees (average)                                 3,969      4,136      4,110      3,870      3,463

BALANCE SHEET DATA

Total assets                                      439,671    449,600    315,733    321,815    255,981
Working capital (b)                                75,930     89,942     65,823     74,795     41,263
Long-term debt                                    176,300    200,350    202,851    248,721    213,999
Shareholders' equity (deficit)                     94,860     99,989    (18,447)   (47,116)   (73,073)


(a) Includes the results of the Vitro Transactions beginning in September.
(b) Current assets less current liabilities excluding short-term debt.


     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Historical Financial Data

-------------------------
The following table presents certain results of operations data for Libbey for the periods indicated:


                                                                     Year ended December 31

(Dollars in thousands)                                   1998                  1997             1996
--------------------------------------------------------------------------------------------------------------
Net sales                                              $436,522              $411,966           $397,656
Gross profit                                           $114,573              $116,957            109,118
As a percentage of sales                                   26.2%                 28.4%              27.4%
Income from operations -excluding
  capacity realignment charge                          $ 63,408              $ 70,459           $ 67,196
As a percentage of sales                                   14.5%                 17.1%              16.9%
Income from operations -
  after capacity realignment charge                    $ 43,362              $ 70,459           $ 67,196
As a percentage of sales                                    9.9%                 17.1%              16.9%
Earnings before interest
 and income taxes                                      $ 53,735              $ 73,297           $ 68,498
As a percentage of sales                                   12.3%                 17.8%              17.2%
Net income                                             $ 25,443              $ 36,126           $ 32,550
As a percentage of sales                                    5.8%                  8.8%               8.2%
---------------------------------------------------------------------------------------------------------------

Management is not aware of any events or uncertainties that are likely to have a material impact on the Company's prospective results of operations or financial condition. The modest rate of inflation experienced over the last three years has not had a significant effect on the Company's financial results. Significant increases in inflation in the future could have a material impact on the Company's financial results if it is not able to raise prices to its customers.

RESULTS OF OPERATIONS

COMPARISON OF 1998 WITH 1997 Net sales for 1998 of $436.5 million were 6.0% higher than the net sales of $412.0 million reported in 1997. The primary contributing factor to the increase was the inclusion of sales of World Tableware and sales associated with the Company's distribution agreement with Vitrocrisa for the full year. These businesses were acquired on August 29, 1997, and 1997 results reflect only four months of operation. Sales of the Company's glassware products were approximately the same as last year, as the inclusion of a full year's sales of glassware pursuant to the Vitrocrisa distribution agreement offset declines in the Company's sales to export, retail and foodservice customers. The Company experienced higher unit sales in glassware, which were offset by lower average unit selling prices. Sales at Syracuse China were higher because of higher average unit sales prices resulting from a change in sales mix to larger dinnerware items. Libbey's export sales, which include sales to Libbey's customers in Canada, decreased to $51.9 million from $57.5 million in 1997. The decrease was partly the result of lower sales to customers in the Far East and South America primarily due to increases in prices resulting from the strength of the U.S. dollar.

GROSS PROFIT decreased 2.0% to $114.6 in 1998 from $117.0 million in 1997 and declined as a percentage of sales to 26.2% from 28.4% over this period. Gross margins declined because of higher manufacturing expenses, the impact of lower production levels to reduce inventories and the inclusion of the sales for a full year of glassware pursuant to the Vitrocrisa distribution agreement and World Tableware, both of which experience gross margins less than the Company's average. Expense increases were partly attributable to higher maintenance expenses and the write off of redundant assets late in the year.

INCOME FROM OPERATIONS was $43.4 million in 1998 compared with $70.5 million in 1997 and declined as a percentage of net sales to 9.9% from 17.1% in the year-ago period. Lower gross profit margins and the impact of a $20.0 million capacity realignment charge in the fourth quarter were factors contributing to the decrease in the margin. Before this charge, income from operations as a percentage of sales was 14.5%. In addition, the decrease is attributable to higher selling, general and administrative expenses partly related to the inclusion of the expenses of World Tableware for a full year.

CAPACITY REALIGNMENT CHARGE

On December 31, 1998 the Board of Directors of the Company approved a capacity realignment plan, which includes reallocating a portion of the current production of the Company's Wallaceburg, Ontario facility to its glassware facilities in the United States to improve its cost structure and more fully utilize available capacity. A portion of Wallaceburg's production will be absorbed by the Company's joint venture, Vitrocrisa. The Company will service its Canadian glass tableware customers from its remaining manufacturing and distribution network, which includes locations in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. The Company also announced that it will exit the production of bottleware, a niche, low-margin business for the Company. In connection with this plan, the Company recorded a capacity realignment charge in the fourth quarter of 1998 of $20.0 million which includes $10.0 million for severance and related employee costs, $7.6 million for write off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs.

The Wallaceburg facility is expected to cease production on or around May 31, 1999, and the warehouse operations will terminate later in 1999. The fixed assets, supply inventories and repair parts not being transferred have been written down to a nominal amount. The Wallaceburg facility is presently held for sale; however, if a buyer is not located, it will be abandoned. The Company will terminate the employment of virtually all of its 560 salary and hourly employees and included severance and related employee costs in its capacity realignment charge based on benefits known by the employees. These severance and related employee costs will be paid primarily when production ceases. The Company may incur an additional $2.0 million of severance and related employee costs in 1999 as a result of enhanced benefits for the salary employees.

The capacity realignment offers promise in reducing the Company's cost structure and improving its profitability by adding an expected $4.5 to $5.0 million to operating income in 1999, or 16 to 18 cents per share after tax. Productivity improvements at its glassware facilities, opportunities to improve profitability at these facilities by better leveraging existing infrastructure and the availability of capacity at the Company's joint venture enable these changes. In addition, this decision tightens the Company's focus on its key glass tableware customers while exiting the manufacturing of niche glass containers.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) were $53.7 million in 1998, compared with $73.3 million in 1997, and declined as a percentage of net sales to 12.3% from 17.8% in the year-ago period. Excluding the impact of the $20.0 million capacity realignment charge, EBIT as a percentage of net sales would have been 16.9%. The reduction is attributable to the lower income from operations as a percentage of sales, which more than offset an increase in equity earnings to $8.9 million from $3.6 million in 1997. The higher equity earnings resulted primarily from the inclusion of a full year of earnings from the Company's investment in Vitrocrisa, which occurred on August 29, 1997.

NET INCOME was $25.4 million, compared with $36.1 million in 1997 and declined as a percentage of net sales to 5.8% from 8.8% in the year-ago period. The decline is attributable to lower income from operations as a percentage of sales, which more than offset lower interest expenses and a lower effective tax rate of 38.0% compared with 38.2% in the year-ago period. The reduction in the Company's effective tax rate is primarily attributable to an increase in tax credits.

COMPARISON OF 1997 WITH 1996 Net sales for 1997 of $412.0 million were 3.6% higher than the net sales of $397.7 million reported in 1996. The primary contributing factor to the increase was the inclusion of sales of World Tableware and sales associated with the Company's distribution agreement with Vitrocrisa since August 29, 1997. Sales increased at Syracuse China in 1997. Sales of the Company's glassware products were down slightly because of lower unit shipments. Sales at Syracuse China were higher due to higher unit shipments. Libbey's export sales, which includes sales to customers in Canada, decreased to $57.5 million in 1997 from $59.4 million in 1996.

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

CAPITAL RESOURCES AND LIQUIDITY

Libbey's financial condition at year-end 1998 reflects the effects of the Company's improved cash flow, share repurchases and the capacity realignment reserve. Net cash provided by operating activities increased to $51.3 million from $38.6 million in 1997. Lower net income was more than offset by the $20.0 million non-cash capacity realignment charge and lower inventories and receivables. Reductions in inventories were experienced primarily in the Company's glassware operations and are attributable to the Company's efforts to improve asset utilization.

Capital expenditures were $17.5 million in 1998 compared with $18.4 million in 1997 and included scheduled maintenance and investment in higher-productivity machinery and equipment, including glass-processing equipment and new equipment to improve production efficiency at Syracuse China. Capital expenditures for 1999 are expected to be in the range of $17.0 to $19.0 million. Cash of $27.3 million was used by the Company to repurchase 875,000 shares of its common stock.

Libbey had total debt of $191.2 million at December 31, 1998, compared with $210.7 million at December 31, 1997. The decrease was primarily attributable to the net cash provided from operations and a dividend of $14.2 million received by the Company from its joint venture in Mexico. Libbey had additional debt capacity of $198.4 million at December 31, 1998, under the Bank Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $100.0 million of its debt. The average interest rate for the Company's borrowings related to the interest rate protection agreements is 6.48% with an average maturity of 2.7 years at December 31, 1998.

Of Libbey's outstanding indebtedness, $91.2 million is subject to fluctuating interest rates at December 31, 1998. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.9 million on an annual basis.

On August 29, 1997, the Company completed a series of transactions with Vitro S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $104.4 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada and Vitrocrisa becoming the exclusive distributor of Libbey's glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement.

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

YEAR 2000

Libbey has developed and initiated its plans to address the possible exposures related to the impact of the Year 2000 on its computer systems, equipment, business and operations. The Company has recognized that the Year 2000 problem may cause many of its systems to fail or perform incorrectly because they will not properly recognize a year beginning with "20" instead of the familiar "19". If a computer system, software application or other operational or manufacturing system used by the Company or by a third party dealing with the Company fails because of the inability of the system to properly read the year "2000", this failure could have a material adverse effect on the Company.

Organizational Effort

Since August 1997, a corporate committee comprised of key information systems, financial and operations managers meet bimonthly to review the state of readiness of the Company's systems for the year 2000. The Company has appointed the Chief Information Officer (CIO), reporting to and with the full support of the Chairman and Chief Executive Officer, to provide oversight to the implementation of the Year 2000 compliance program. The CIO has appointed a Year 2000 project manager, who has been engaged in determining compliance and remediation requirements Company-wide since 1997. Key financial and operational systems have been assessed and detailed plans have been implemented to address modifications required prior to December 31, 1999. The Company's Year 2000 compliance and remediation efforts have not resulted in the deferral of any projects material to the operation of the business.

Independent Review

In addition, the Company has engaged an independent consultant to assist in assessing Year 2000 readiness and remediation plans at its manufacturing facilities. The independent consultant is validating the Company's Year 2000 compliance process and findings to-date, utilizing its Year 2000 review process and systems. The review has been completed at one of the Company's manufacturing facilities and no material compliance issues were reported.

Contingency Plans

Each of the Company's manufacturing facilities and other operations material to the functioning of the business has established Year 2000 compliance steering committees to address the issue. Each committee is establishing contingency plans should the Company experience business interruption due to the Year 2000 issue. Target date for completion of contingency plans is May 15, 1999.

State of Readiness

The Company is monitoring the Year 2000 issue in four phases, including assessment, remediation, testing and implementation. The state of readiness in each of these areas as well as the definition of each phase are presented below:


Project         Assessment               Remediation            Testing                 Implementation

-------         ----------               -----------            -------                 --------------
Segment

-------
IT areas:

   Mainframe    100% complete            95% complete           50% complete            95% complete

   Other        100% complete            90% complete           75% complete            80% complete

Non-IT areas    100% complete            90% complete           75% complete            80% complete

Suppliers       100% complete            60% complete           -                       -

Assessment = an inventory of Information Technology (IT), non-IT and third-party reliance affected by the Year 2000 issue.

Remediation = the changes to the code, obtaining compliant vendor software or obtaining reliance from third parties that the Year 2000 issue has been addressed.

Testing = the test of the changes to internally developed and vendor-upgraded software.

Implementation = the rollout of tested or vendor-certified Year 2000 compliant software into production. Further testing is anticipated with respect to implemented software that has been certified by the vendor to be Year 2000 compliant but has not yet been independently tested.

The estimated percentage of completion is based upon the level of effort spent to date on the task compared with the anticipated level of effort to complete the task except with respect to suppliers. The anticipated level of effort to complete the task may change as the Year 2000 compliance program proceeds. The level of effort with respect to suppliers is based upon their replies to the Company's inquiries.

Major portions of the Company's information technology are currently on Year 2000 compliant software. In 1998, the Company upgraded its enterprise resource planning system to a version certified by the vendor as Year 2000 compliant. In addition, the main computer systems supporting the Company's Syracuse China and World Tableware operations, which were acquired in 1995 and 1997, respectively, have been also converted to the upgraded software. The remaining portions of the Company's other systems are planned to be migrated or converted by mid-year 1999.

Financial Impact

The financial impact of making the required changes, excluding the cost of internal Company employee time and the costs required to upgrade and replace systems and equipment in the normal course of business, is expected to be less than $500,000, representing a small portion of the budget for information technology expenses, and has been and will be charged to expense as incurred and funded from internally generated cash flow. To-date, approximately $145,000 has been expensed. Additionally, approximately $1.7 million has been spent in capital on upgrades to the Company's enterprise resource planning system and laptop computers that also achieved Year 2000 compliance.

Suppliers

The Company has communicated with its significant suppliers and 40% responded they are currently Year 2000 compliant, 55% expected compliance by December 31, 1999, and 5% have not yet replied.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted, contingency plans are being developed to cover any major failures of suppliers, customers and/or systems. However, certain risk factors may affect the Company's ability to be fully Year 2000 compliant by December 31, 1999, and its information systems to operate properly into the next century. These risk factors include, but are not limited to, the availability of necessary resources, both internal and external, to install new purchased software or reprogram existing systems and complete the necessary testing.

In addition, the Company cannot predict the ability of its suppliers and customers to achieve Year 2000 compliance by the end of 1999, nor the impact of either on the future operating results of the Company. The Company is dependent upon the availability of electricity, natural gas, certain raw materials, including sand and soda ash for glassware and clay for ceramic dinnerware manufacturing, to operate its factories. In addition, to operate its business, the Company is dependent upon the availability of transportation services and packaging. Any interruptions in the availability of these or other key materials or services could have a material impact on the Company.

     ITEM 7a.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in currency values, although the majority of the Company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the Company's products compared to foreign competition and the effect of exchange rate changes to the value of the Mexican peso relative to the U.S. dollar and the impact of those changes on the earnings and cash flow of the Company's joint venture in Mexico, Vitrocrisa, expressed under U.S. GAAP.

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 1998, was 6.48% for an average remaining period of 2.7 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.34% at December 31, 1998. The Company had $91.2 million of debt subject to fluctuating interest rates at December 31, 1998. A change of one percentage point in such rates would result in a change in interest expense of approximately $.9 million on an annual basis.

The interest rate differential to be received or paid under the Rate Agreements is being recognized over the life of the Rate Agreements as an adjustment to interest expense. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts. At December 31, 1998, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. There was a negative fair market value for the Company's Interest Rate Protection Agreements at December 31, 1998 of $2.6 million. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Rate Agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

OTHER INFORMATION

This document and supporting schedules contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements only reflect the Company's best assessment at this time, and are indicated by words or phrases such as "expects," " believes," "will," "estimates," "anticipates," or similar phrases.

Investors are cautioned that forward-looking statements involve risks and uncertainty, that actual results may differ materially from such statements, and that investors should not place undue reliance on such statements.

Important factors potentially affecting performance include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost-competitiveness of the Company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings and cash flow of the Company's joint venture in Mexico, Vitrocrisa, expressed under U.S. GAAP; the inability to achieve savings and profit improvements at targeted levels in the Company's glassware sales from its capacity realignment efforts and re-engineering programs, or within the intended time periods; inability to achieve targeted manufacturing efficiencies at Syracuse China and cost synergies between World Tableware and the Company's other operations; significant increases in interest rates that increase the Company's borrowing costs and per unit increases in the costs for natural gas, corrugated packaging, and other purchased materials; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; major slowdowns in the retail, travel or entertainment industries in the United States or Canada; and whether the Company completes any significant acquisition, and whether such acquisitions can operate profitably.

      ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               Page

                                                               ----

Report of Independent Auditors                                   26

Consolidated Balance Sheets at December 31, 1998 and 1997        27

For the years ended December 31, 1998, 1997 and 1996:

       Consolidated Statements of Income                         29
       Consolidated Statements of Shareholders' Equity           30
       Consolidated Statements of Cash Flows                     31

Notes to Consolidated Financial Statements                       32

Selected Quarterly Financial Data                                48

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LIBBEY INC.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 financial statements of Vitrocrisa, S.A. DE C.V., a corporation in which the Company has a 49% equity interest which statements reflect total assets of $193.4 million. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Vitrocrisa, S.A. DE C.V.,is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Toledo, Ohio
January 30, 1999


                                  LIBBEY INC.
                          CONSOLIDATED BALANCE SHEETS

=============================================================================================
                                                                             December 31,

Dollars in thousands                                                     1998         1997
---------------------------------------------------------------------------------------------

ASSETS
Current assets:

    Cash                                                              $   3,312    $   2,634
    Accounts receivable:
      Trade, less allowances of $3,636 and $3,103                        48,474       49,982
      Other                                                               1,323        1,975
---------------------------------------------------------------------------------------------
                                                                         49,797       51,957

    Inventories:

      Finished goods                                                     81,770       91,897
      Work in process                                                     5,763        5,056
      Raw materials                                                       3,134        3,545
      Operating supplies                                                    695          800
---------------------------------------------------------------------------------------------
                                                                         91,362      101,298

    Prepaid expenses and deferred taxes                                  11,108        5,575
---------------------------------------------------------------------------------------------
Total current assets                                                    155,579      161,464
Other assets:
    Repair parts inventories                                              8,633        7,148
    Intangibles, net of accumulated amortization of $2,343 and $2,039     9,862       10,202
    Pension assets                                                       10,701        8,805
    Deferred software, net of accumulated amortization
       of $3,974 and $2,153                                               6,299        6,027
    Other assets                                                            754        1,136
    Equity investments                                                   80,437       85,789
    Goodwill, net of accumulated amortization of $13,126 and $11,635     47,935       48,828
---------------------------------------------------------------------------------------------
                                                                        164,621      167,935

Property, plant and equipment at cost                                   235,713      236,427
    Less accumulated depreciation                                       116,242      116,226
---------------------------------------------------------------------------------------------
    Net property, plant and equipment                                   119,471      120,201
---------------------------------------------------------------------------------------------
Total assets                                                           $439,671     $449,600
=============================================================================================
See accompanying notes


                                  LIBBEY INC.
                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)

=============================================================================================
                                                                             December 31,

Dollars in thousands                                                     1998         1997
---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Notes payable                                                     $  14,932    $  10,385
    Accounts payable                                                     22,605       29,472
    Salaries and wages                                                   14,413       10,808
    Capacity realignment reserve                                         19,929           --
    Accrued liabilities                                                  22,702       28,031
    Income taxes                                                             --        3,211
---------------------------------------------------------------------------------------------
Total current liabilities                                                94,581       81,907
Long-term debt                                                          176,300      200,350
Deferred taxes                                                           16,184        9,659
Other long-term liabilities                                               6,689        5,221
Nonpension retirement benefits                                           51,057       52,474

Shareholders' equity:

    Common stock, par value $.01 per share, 50,000,000 shares authorized,
      17,707,570 shares issued and outstanding, less 875,000 treasury
      shares (17,580,931 shares issued and outstanding in 1997)             168          175
    Capital in excess of par value                                      281,956      279,208
    Treasury stock                                                      (27,250)          --
    Deficit                                                            (158,602)    (178,792)
    Accumulated other comprehensive loss                                 (1,412)        (602)
---------------------------------------------------------------------------------------------
Total shareholders' equity                                               94,860       99,989
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $439,671     $449,600
=============================================================================================
See accompanying notes.


                                  LIBBEY INC.
                       CONSOLIDATED STATEMENTS OF INCOME

=============================================================================================
                                                                 Year ended December 31,

Dollars in thousands, except per-share amounts              1998         1997         1996
----------------------------------------------------------------------------------------------

REVENUES

    Net sales                                              $436,522     $411,966     $397,656
    Royalties and net technical assistance income             3,026        3,087        2,698
----------------------------------------------------------------------------------------------
Total revenues                                              439,548      415,053      400,354
Costs and expenses:
    Cost of sales                                           321,949      295,009      288,538
    Selling, general and administrative expenses             54,191       49,585       44,620
    Capacity realignment charge                              20,046           --           --
----------------------------------------------------------------------------------------------
                                                            396,186      344,594      333,158
----------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                       43,362       70,459       67,196
Other income (expense):
    Equity earnings                                           8,880        3,570           --
    Other - net                                               1,493         (732)       1,302
----------------------------------------------------------------------------------------------
                                                             10,373        2,838        1,302
----------------------------------------------------------------------------------------------
Earnings before interest and income taxes                    53,735       73,297       68,498
Interest expense - net                                      (12,674)     (14,840)     (14,962)
----------------------------------------------------------------------------------------------
Income before income taxes                                   41,061       58,457       53,536
Provision for income taxes                                   15,618       22,331       20,986
----------------------------------------------------------------------------------------------
NET INCOME                                                 $ 25,443     $ 36,126     $ 32,550
=============================================================================================
NET INCOME PER SHARE

    Basic                                                  $   1.45     $   2.33     $   2.16
    Diluted                                                $   1.42     $   2.27     $   2.12
=============================================================================================

See accompanying notes


                                  LIBBEY INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


==================================================================================================================================
                                                                                                          Accumulated
                                                        Common  Capital in                                      Other
Dollars in thousands, except                            Stock   Excess of    Treasury                   Comprehensive
per-share data                           Shares         Amount  Par Value     Stock         Deficit              Loss       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1996                  15,023,500       $150    $191,226                $(238,407)             $(85)  $ (47,116)
      Net income                                                                             32,550                        32,550
      Effect of exchange rate fluctuation                                                                         (54)        (54)
                                                                                                                       -----------
   Comprehensive income                                                                                                    32,496
   Stock options exercised                   37,731          1         683                                                    684
   Dividend -- $0.30 per share                                                               (4,511)                       (4,511)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                15,061,231        151     191,909                 (210,368)             (139)    (18,447)
      Net income                                                                             36,126                        36,126
      Effect of exchange rate fluctuation                                                                        (463)       (463)
                                                                                                                       -----------
   Comprehensive income                                                                                                    35,663
   Stock options exercised                  219,700          1       4,704                                                  4,705
   Stock offering net of $573
      expenses                            2,300,000         23      82,595                                                 82,618
   Dividend -- $0.30 per share                                                               (4,550)                       (4,550)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997                17,580,931        175     279,208                 (178,792)             (602)     99,989
      Net income                                                                             25,443                        25,443
      Effect of exchange rate fluctuation                                                                        (810)       (810)
                                                                                                                       -----------
   Comprehensive income                                                                                                    24,633
   Stock options exercised                  126,639          1       2,748                                                  2,749
   Purchase of shares for
      treasury                             (875,000)        (8)                (27,250)                                   (27,258)
   Dividend -- $0.30 per share                                                               (5,253)                       (5,253)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                16,832,570       $168    $281,956    ($27,250)   $(158,602)          $(1,412)    $94,860
==================================================================================================================================

See accompanying notes


                                  LIBBEY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================================
                                                                                 Year ended December 31,
Dollars in thousands                                                         1998           1997          1996
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                $  25,443      $  36,126     $  32,550
Adjustments to reconcile net income to net cash provided
  by operating activities:

    Depreciation                                                             15,852         16,826        19,275
    Amortization                                                              3,654          3,070         2,210
    Equity earnings                                                          (8,880)        (3,570)           --
    Capacity realignment charge                                              20,046             --            --
    Nonpension retirement benefit cost in excess of payments                 (1,417)         1,309         2,220
    Deferred income taxes                                                       498          2,028          (201)
    Other                                                                     1,468            316          (177)
Changes in operating assets and liabilities:

    Accounts receivable                                                       1,566         (5,226)       (1,786)
    Inventories                                                               8,693         (9,558)        2,731
    Prepaid expenses                                                              9           (506)         (573)
    Other assets                                                             (5,126)        (3,534)       (4,800)
    Accounts payable                                                         (2,859)           647         2,463
    Accrued liabilities                                                      (5,499)         2,274           311
    Other liabilities                                                        (2,171)        (1,586)        5,990
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    51,277         38,616        60,213

INVESTING ACTIVITIES

Additions to property, plant and equipment                                  (17,486)       (18,408)      (15,386)
Vitro acquisition and equity investments                                         --       (106,750)           --
Dividends received from equity investments                                   14,232             --            --
Other                                                                         1,639            654           170
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (1,615)      (124,504)      (15,216)

FINANCING ACTIVITIES

Net bank credit facility activity                                           (23,751)        (2,097)      (45,801)
Other net borrowings                                                          4,547          5,860         4,525
Stock offering                                                                   --         82,618            --
Stock options exercised                                                       2,749          4,705           684
Treasury shares purchased                                                   (27,258)            --            --
Dividends                                                                    (5,253)        (4,550)       (4,511)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         (48,966)        86,536       (45,103)
Effect of exchange rate fluctuations on cash                                    (18)            (4)            1
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                     678            644          (105)
Cash at beginning of year                                                     2,634          1,990         2,095
-----------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                       $   3,312      $   2,634     $   1,990
=================================================================================================================
See accompanying notes

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

2.  SIGNIFICANT ACCOUNTING POLICIES
Business The Company operates in one business segment, tableware products. The Company designs, manufactures and markets an extensive line of high-quality, machine-made glass beverageware, other glass tableware and ceramic dinnerware to a broad group of customers in the foodservice, retail, industrial and premium areas. Most of the Company's sales are to customers in North America. Through a 1997 acquisition and equity investments, the Company also imports and distributes ceramic dinnerware and flatware and has a 49% interest in a glass tableware manufacturer in Mexico.

INVENTORY VALUATION The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for over 70% of its inventories. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $11,203, $11,720 and $10,978 at December 31, 1998, 1997 and 1996, respectively. The remaining inventories are valued at either standard or average cost which approximate current costs.

GOODWILL Goodwill, which resulted from the excess of purchase cost over net assets acquired, is being amortized over 40 years. The Company periodically reviews goodwill to assess recoverability, generally based upon expectations of nondiscounted cash flows and operating income.

INTANGIBLES Intangibles, which resulted from valuations assigned by independent appraisers for future revenues from technical assistance agreements and trademarks acquired, are amortized over 40 years. The Company periodically reviews intangibles to assess recoverability, generally based upon expectations of nondiscounted cash flows.

DEFERRED SOFTWARE Deferred software is the cost of software packages purchased and the cost associated with the installation of the software. This cost is amortized over 5 years.

The Company periodically reviews the software to assess plans to replace the existing programs before the 5 years.

PROPERTY, PLANT AND EQUIPMENT Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and furnishings and 20 to 40 years for buildings and improvements.

STOCK OPTIONS The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

INCOME TAXES Deferred income taxes are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse.

ROYALTIES AND NET TECHNICAL ASSISTANCE Royalties and net technical assistance income are accrued based on the terms of the respective agreements, which typically specify that a percentage of the licensee's sales be paid to the Company monthly, quarterly or semi-annually in exchange for the Company's assistance with manufacturing and engineering and support in functions such as marketing, sales and administration.

FOREIGN CURRENCY TRANSLATION The assets and liabilities of the wholly owned foreign subsidiary are translated at current exchange rates and any related translation adjustments are recorded directly in shareholders' equity. The 49% investment in Vitrocrisa is accounted for using the equity method with the U.S. dollar being the functional currency.

OTHER COMPREHENSIVE INCOME In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires that comprehensive income or loss, the total of net income and other comprehensive loss, to be reported in the financial statements. Other comprehensive loss for the Company consists of foreign currency translation adjustment. Disclosure of comprehensive loss is incorporated into the Statement of Shareholders' Equity for all years presented.

NEW ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Statement 133 is effective for fiscal years beginning after June 15, 1999, and the Company has not determined its impact.

INCOME PER SHARE OF COMMON STOCK The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------------------------------------------------------
                                                       1998              1997               1996
--------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share --
     net income that is available to
     common stockholders                              $25,443           $36,126            $32,550
                                                 -------------------------------------------------

Denominator for basic earnings per share --
     weighted-average shares
     outstanding                                   17,523,564        15,479,704         15,037,453

Effect of dilutive securities --
     employee stock options                           392,132           457,353            324,030

Denominator for diluted earnings per share --
     adjusted weighted-average
     shares and assumed conversions                17,915,696        15,937,057         15,361,483
                                                 -------------------------------------------------

Basic earnings per share                               $ 1.45            $ 2.33             $ 2.16
                                                 -------------------------------------------------

Diluted earnings per share                             $ 1.42            $ 2.27             $ 2.12
                                                 -------------------------------------------------

2.    ACQUISITION AND EQUITY INVESTMENTS
On August 29, 1997, the Company completed a series of transactions with Vitro S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $104.4 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada and Vitrocrisa becoming the exclusive distributor of Libbey glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement.

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

The following unaudited pro forma results of operations assume the acquisition and equity investments occurred as of January 1, 1996 (in thousands, except per-share amounts):

Year ended December 31,                          1997                1996
--------------------------------------------------------------------------------
Net revenues                                    $455,453           $460,419
Net income                                      $ 36,901           $ 32,528
Net income per share
         Basic                                  $   2.38           $   2.16
         Diluted                                $   2.32           $   2.12

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Vitro Transactions been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

Summarized combined financial information for equity investments beginning at the date of investment is as follows:

  December 31,                                                                  1998           1997
---------------------------------------------------------------------------------------------------
  Current assets                                                           $  61,457       $ 65,540
  Non-current assets                                                         134,208        129,960
                                                                      --------------- --------------
     Total assets                                                            195,665        195,500
  Current liabilities                                                         90,037         78,849
  Other liabilities and deferred items                                        96,068         79,703
                                                                      --------------- --------------
      Total liabilities and deferred items                                   186,105        158,552
                                                                      --------------- --------------
  Net assets                                                              $    9,560       $ 36,948
===================================================================================================
Year ended December 31,                                                         1998           1997
---------------------------------------------------------------------------------------------------
     Net sales                                                            $  183,886       $ 71,413
     Gross profit                                                         $   69,504       $ 27,241
     Net income                                                           $   21,586       $  8,440
===================================================================================================

4.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

December 31,                                           1998             1997
------------------------------------------------------------------------------
Land                                              $  15,184        $  15,364
Buildings                                            31,495           33,097
Machinery and equipment                             169,249          167,574
Furniture and fixtures                               11,961           11,449
Construction in progress                              7,824            8,943
------------------------------------------------------------------------------
                                                    235,713          236,427
Less accumulated depreciation                       116,242          116,226
------------------------------------------------------------------------------
Net property, plant and equipment                  $119,471         $120,201
==============================================================================

5.  OTHER ACCRUED LIABILITIES
Other accrued liabilities include accruals for insurance of $6,109 and $5,733 and various incentive programs of $11,865 and $9,537 at December 31, 1998 and 1997 respectively.

6.  INCOME TAXES
The provision(credit) for income taxes consists of the following:
--------------------------------------------------------------------------------
Year ended December 31,                   1998            1997            1996
--------------------------------------------------------------------------------
Current:
     Federal                           $ 11,383        $ 15,906        $ 16,567
     Foreign                              3,330           2,345           1,878
     State and local                      1,403           2,052           2,742
--------------------------------------------------------------------------------
                                         16,116          20,303          21,187
--------------------------------------------------------------------------------
Deferred:
     Federal                              5,874           1,500            (644)
     Foreign                             (7,049)            368             385
     State and local                        677             160              58
--------------------------------------------------------------------------------
                                           (498)          2,028            (201)
--------------------------------------------------------------------------------
Total:
     Federal                             17,257          17,406          15,923
     Foreign                             (3,719)          2,713           2,263
     State and local                      2,080           2,212           2,800
--------------------------------------------------------------------------------
                                       $ 15,618        $ 22,331        $ 20,986
--------------------------------------------------------------------------------

The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

                                                   1998        1997       1996
--------------------------------------------------------------------------------
Domestic                                         $ 52,091    $ 50,734   $ 46,101
Foreign                                           (11,030)      7,723      7,435
--------------------------------------------------------------------------------
                                                 $ 41,061    $ 58,457   $ 53,536
================================================================================

A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

                                                   1998        1997       1996
--------------------------------------------------------------------------------
Statutory U.S. federal tax rate                    35.0%       35.0%       35.0%
Increase in rate due to:
     State and local income taxes,

         net of related federal taxes               3.3         2.5         3.4
     Amortization of goodwill                       2.0         0.9         0.7
     Other                                         (2.3)       (0.2)        0.1
--------------------------------------------------------------------------------
Consolidated effective tax rate                    38.0%       38.2%       39.2%
================================================================================

Income taxes paid in cash amounted to $17,078, $16,570 and $18,727 for the years ended December 31, 1998, 1997 and 1996, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

December 31,                                                  1998         1997
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                          $22,600      $20,042
     Inventories                                              4,105        2,784
     Pension                                                  3,531        2,988
     Intangibles and other assets                            12,125        7,448
--------------------------------------------------------------------------------
Total deferred tax liabilities                               42,361       33,262
Deferred tax assets:
     Accrued nonpension retirement benefits                  19,206       19,986
     Other accrued liabilities                                6,611        6,452
     Receivables                                                321           --
     Capacity realignment reserve                             7,451           --
     Other                                                      523          328
--------------------------------------------------------------------------------
Total deferred tax assets                                    34,112       26,766
--------------------------------------------------------------------------------
Net deferred tax liabilities                                $ 8,249      $ 6,496
================================================================================


Net deferred tax liabilities are included in the consolidated balance sheets as follows:

December 31,                                             1998              1997
--------------------------------------------------------------------------------
Noncurrent deferred taxes                            $ 16,184          $  9,659
Prepaid expenses                                       (7,935)           (3,163)
--------------------------------------------------------------------------------
Net deferred tax liabilities                         $  8,249          $  6,496
================================================================================

7.  PENSION PLANS AND NONPENSION RETIREMENT BENEFITS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132) for all years presented which supersedes the disclosure requirements of Statement Nos. 87, 88 and 106. Statement 132 addresses disclosure issues only and does not change the measurement or recognition specified in Statement Nos. 87, 88 and 106.

The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.

The components of the benefit obligation, plan assets and funded status of the plans are as follows:


                                                              December 31,
                                                              ------------
                                                           1998           1997
                                                           ----           ----
Change in benefit obligation:
  Benefit obligation, beginning of year                 $ 162,526     $ 143,683
  Service cost                                              3,799         3,373
  Interest cost                                            11,395        11,479
  Plan amendments                                           6,793        (1,141)
  Actuarial (gain) loss                                    (2,748)       17,050
  Benefits paid                                           (13,199)      (11,918)
                                                        -----------------------
  Benefit obligation, end of year                       $ 168,566     $ 162,526
                                                        -----------------------
Change in plan assets:
  Fair value of plan assets, beginning of year          $ 201,424     $ 180,039
  Actual return on plan assets                             31,210        33,304
  Benefits paid                                           (13,199)      (11,919)
                                                        -----------------------
  Fair value of plan asset, end of year                 $ 219,435     $ 201,424
                                                        -----------------------
Funded status of plan:                                  $  50,869     $  38,898
  Unrecognized net gain                                   (45,728)      (29,026)
  Unrecognized prior year service cost                      5,560        (1,067)
                                                        -----------------------
  Prepaid pension benefit cost                          $  10,701     $   8,805
                                                        -----------------------

The actuarial present value of benefit obligations is based on a discount rate of 7.0% in 1998 and 7.25% in 1997. The expected long-term rate of return on assets is 10% in 1998 and 1997. A salary growth rate of 4.5% was used in 1998 and 1997. Future benefits are assumed to increase in a manner consistent with past experience. Plan assets primarily include marketable equity securities and government and corporate debt securities.

The components of the net pension expense are as follows:

                                                                            Year ended December 31,
                                                                         1998       1997        1996
-------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                      $  3,799    $  3,373    $  3,812
Interest cost on projected benefit obligation                           11,395      11,479      11,177
Expected return on plan assets                                         (17,256)    (16,013)    (15,217)
Prior service cost amortization                                            166         (75)        (28)
Actuarial gain recognized                                                   --        (275)         --
-------------------------------------------------------------------------------------------------------
Net pension credit                                                    $ (1,896)   $ (1,511)   $   (256)
=======================================================================================================

The Company also sponsors certain other employee retirement benefit plans which in the aggregate resulted in an expense of $1,977, $1,975 and $1,768 in 1998, 1997 and 1996, respectively.

The Company also provides certain retiree health care and life insurance benefits covering substantially all salaried and hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois assumed liability for the nonpension retirement benefits of Company retirees who had retired as of June 18, 1993.

The components of the nonpension retirement benefit obligation and amounts accrued are as follows:

                                                       December 31,
                                                       ------------
                                                   1998           1997
                                                   ----           ----
Change in accumulated postretirement benefit
obligation:
  Benefit obligation, beginning of year           $ 30,699      $ 32,592
  Service cost                                         698         1,236
  Interest cost                                      1,485         2,408
  Plan amendments                                  (12,413)            0
  Actuarial gain                                    (2,124)       (4,635)
  Benefits paid                                       (874)         (902)
                                                  ----------------------
  Benefit obligation, end of year                 $ 17,471      $ 30,699
                                                  ======================

Funded status of plan                             $(17,471)     $(30,699)
  Unrecognized actuarial gain                      (16,464)      (14,288)
  Unrecognized prior year service cost             (17,122)       (7,487)
                                                  ----------------------
  Prepaid (accrued) benefit cost                  $(51,057)     $(52,474)
                                                  ======================

The provision for nonpension retirement benefit costs consists of the following:

                                                                                 Year ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                           1998        1997         1996
----------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                         $   698      $ 1,236      $ 1,463
Amortization                                                              (2,517)      (1,639)      (1,276)
Interest cost on nonpension retirement benefit obligation                  1,485        2,408        2,484
----------------------------------------------------------------------------------------------------------
Net nonpension retirement benefit cost (credit)                          $  (334)     $ 2,005      $ 2,671
==========================================================================================================

Assumed health care cost inflation is based on a gradual decrease to an ultimate rate of 5%. A one percentage point increase in these rates would have increased the nonpension retirement benefit obligation by $575. A one percentage point decrease in these rates would have decreased the net nonpension retirement benefit obligation by $542. The assumed discount rate used in determining the accumulated nonpension retirement benefit obligation was 7.0% for 1998 and 7.25% for 1997. The reduction in the accumulated postretirement benefit obligation related to plan amendments which provided for retiree contributions and annual cost limits. The Company continues to fund these nonpension retirement benefit obligations as claims are incurred.

The Company provides retiree health care benefits to certain union hourly employees through participation in a multiemployer retiree health care benefit plan. Approximately $443, $388 and $357 was charged to expense for the years ended December 31, 1998, 1997 and 1996, respectively.

8.  LONG-TERM DEBT
The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks that provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380.0 million, maturing May 1, 2002. Swing Line borrowings are limited to $25.0 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were .125% and .225%, respectively, at December 31, 1998. The Company may also elect to borrow up to a maximum of $190.0 million under a Bid Rate loan alternative of the Facility at floating rates of interest. The Company had $176.3 and $200.4 million outstanding under the Facility at December 31, 1998 and 1997, respectively. The Facility also provides for the issuance of $38.0 million of letters of credit, with such usage applied against the $380.0 million limit. At December 31, 1998, the Company had $5.3 million in letters of credit outstanding under the Facility.

The Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 1998, was 6.48% for an average remaining period of
2.7 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.34% at December 31, 1998.

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

Annual maturities for all the Company's long-term debt through 2002 are as follows: 1999 through 2001 - none; 2002 - $176.3 million.

At December 31, 1998, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. There was a negative fair market value for the Company's Interest Rate Protection Agreements at December 31, 1998 of $2.6 million. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Rate Agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

Interest paid in cash amounted to $12,392, $14,337 and $14,362 for the years ended December 31, 1998, 1997 and 1996.

9.  STOCK OPTIONS
The Company sponsors a stock option plan for key employees. The plan provides for the granting of Incentive Stock Options and Nonqualified Options to purchase 1,800,000 shares of the Company's common stock to key employees at a price not less than the fair market value on the date the option is granted.

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

In the opinion of management, the existing fair-value models do not provide a reliable measure of the value of employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company's employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Changes in these assumptions can materially affect the fair value estimate.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions by year:

Assumption                              1998      1997      1996
----------                              ----      ----      ----
Risk-free interest rates                5.5%      5.8%      6.0%
Dividend yield                          0.8%      0.8%      1.1%
Volatility                               .29       .26       .27

The weighted average fair value of options granted in 1998, 1997 and 1996 was $15.22, $13.59 and $9.90, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except earnings per-share information):

                                       1998            1997           1996
--------------------------------------------------------------------------------
Net Income:
      Reported                      $   25,443     $   36,126     $   32,550
      Pro forma                     $   24,435     $   35,466     $   32,080
Earnings per share:
  Basic
     Reported                       $     1.45     $     2.33     $     2.16
     Pro forma                      $     1.39     $     2.29     $     2.13
  Diluted
     Reported                       $     1.42     $     2.27     $     2.12
     Pro forma                      $     1.36     $     2.23     $     2.09
--------------------------------------------------------------------------------

Pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Stock option activity is as follows:

------------------------------------------------------------------------------------------
                                             Weighted-Average                  Price Range
                        Number of Shares       Exercise Price                    Per Share
------------------------------------------------------------------------------------------
January 1, 1997
   Outstanding                  1,529,939              $15.29              $13.00--$26.875
   Exercisable                  1,025,683               13.62
   Granted                         63,216               35.99
   Canceled                        22,170               24.29
   Exercised                      219,700               13.18
------------------------------------------------------------------------------------------
December 31, 1997
   Outstanding                  1,351,285               16.45              $13.00--$36.625
   Exercisable                  1,151,809               14.45
   Granted                        159,200               38.33
   Canceled                           500               38.44
   Exercised                      126,639               14.17
------------------------------------------------------------------------------------------
DECEMBER 31, 1998
   OUTSTANDING                  1,383,346               19.17             $13.00--$38.4375
   EXERCISABLE                  1,112,447               15.46
==========================================================================================

The following information is as of December 31, 1998

                                                              Options with an
                                          Options with an    exercise price of
                                         exercise price of     greater than
                                          $13.00 per share   $13.00 per share
--------------------------------------------------------------------------------
Options outstanding                              806,235            577,111
      Weighted-average exercise price     $        13.00     $        27.79
      Remaining contractual life                     4.4                7.5
Options exercisable                              806,235            306,212
      Weighted-average exercise price     $        13.00     $        21.93
--------------------------------------------------------------------------------

10.  SHAREHOLDERS' RIGHTS PLAN
The Company has a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. The Plan defines Existing Holder to mean Baron Capital Group, Inc. together with all of its Affiliates and Associates (including without limitation, Ronald Baron, BAMCO, Inc, Baron Capital Management, Inc. and Baron Asset Fund). Under the Plan, the Company's Board of Directors declared a distribution of one right for each outstanding common share of the Company. Each right will entitle shareholders to buy 1/100th of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $55 per right. The rights will not be exercisable until a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares or makes a tender offer for at least 20% (or in the case of an Existing Holder, 25%) of its common shares. After the time that a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares, the holders of the rights may be permitted to exercise such rights to receive the Company's common shares having market value of twice the exercise price. The rights are redeemable at $0.001 per right at any time before the tenth day after a person has acquired 20% (or in the case of an Existing Holder, 25%) or more of the outstanding common shares. The redemption period may be extended under certain circumstances. If at any time after the rights become exercisable and not redeemed, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving party, the rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.

11.  OPERATING LEASES
Rental expense for all operating leases, primarily for warehouses, was $5,684, $5,983 and $4,670 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rentals under operating leases are as follows:
1999--$5,197; 2000--$3,661; 2001--$2,991; 2002--$2,474 ; 2003--$1,875 and 2004
and thereafter--$6,819.

12.  CAPACITY REALIGNMENT CHARGE
On December 31, 1998 the Board of Directors of the Company approved a capacity realignment plan, which includes reallocating a portion of the current production of the Company's Wallaceburg, Ontario facility to its glassware facilities in the United States to improve its cost structure and more fully utilize available capacity. A portion of Wallaceburg's production will be absorbed by the Company's joint venture, Vitrocrisa. The Company will service its Canadian glass tableware customers from its remaining manufacturing and distribution network, which includes locations in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. The Company also announced that it will exit the production of bottleware, a niche, low-margin business for the Company. In connection with this plan, the Company recorded a capacity realignment charge in the fourth quarter of 1998 of $20.0 million which includes $10.0 million for severance and related employee costs, $7.6 million for write off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs.

The Wallaceburg facility is expected to cease production on or around May 31, 1999, and the warehouse operations will terminate later in 1999. The fixed assets, supply inventories and repair parts not being transferred have been written down to a nominal amount. The Wallaceburg facility is presently held for sale; however if a buyer is not located it will be abandoned. The Company will terminate the employment of virtually all of its 560 salary and hourly employees and included severance and related employee costs in its capacity realignment charge based on benefits known by the employees. These severance and related employee costs will be paid primarily when production ceases.

13.  INDUSTRY SEGMENT INFORMATION
Effective the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which superseded Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim and annual financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position.

The Company's revenues from external customers are derived from tabletop products. The Company does not have any customers who represent 10% or more of total sales. The Company's operations by geographic areas for 1998, 1997 and 1996 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

                               United
                                States       Foreign    Eliminations   Consolidated
                                ------       -------    ------------   ------------
1998
Net sales:
   Customers                   $384,664      $51,858      $ 436,522
   Intercompany                  25,429       12,853        (38,282)           --
                               ====================================================
Total                           410,093       64,711        (38,282)      436,522
Long-lived assets               161,105       86,738        247,843

1997
Net sales:
   Customers                    354,501       57,465        411,966
   Intercompany                  26,291       15,530        (41,821)           --
                               ----------------------------------------------------
Total                           380,792       72,995        (41,821)      411,966
Long-lived assets               161,256       93,562                      254,818

1996
Net sales:
   Customers                    338,214       59,442                      397,656
   Intercompany                  22,435       15,707        (38,142)           --
                               ----------------------------------------------------
Total                           360,649       75,149        (38,142)      397,656
Long-lived assets               147,196        9,905                      157,101

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the years ended December 31, 1998 and 1997:



                                           First        Second        Third            Fourth
 1998                                     Quarter       Quarter       Quarter          Quarter
-----------------------------------------------------------------------------------------------
 Dollars in thousands, except
 per-share data

Net sales                                 $90,088      $113,673      $ 109,604       $ 123,157
Cost of sales                              67,360        79,569         76,801          98,219
Gross profit                               22,728        34,104         32,803          24,938
Earnings (loss) before interest
  and income taxes(1)                      13,351        25,612         26,247         (11,475)
Net income (loss)(1)                        6,105        13,747         14,254          (8,663)
-----------------------------------------------------------------------------------------------
Net income per share
   Basic                                  $  0.35      $   0.78      $    0.81       $   (0.50)
   Diluted                                $  0.34      $   0.76      $    0.79       $   (0.49)
===============================================================================================
(1)  In the fourth quarter of 1998, the Company recorded a capacity realignment charge of $20.0 million pre-tax and $12.4 million after-tax.


                                           First        Second        Third            Fourth
 1998                                     Quarter       Quarter       Quarter          Quarter
-----------------------------------------------------------------------------------------------
Dollars in thousands, except
per-share data

Net sales                                 $78,479      $103,954      $ 104,824       $ 124,709
Cost of sales                              56,775        71,894         71,959          94,381
Gross profit                               21,704        32,060         32,865          30,328
Earnings before interest and
income taxes                               10,942        20,029         22,845          19,481
Net income                                  4,646        10,132         11,555           9,793
-----------------------------------------------------------------------------------------------
Net income per share
   Basic                                  $  0.31      $   0.67      $    0.76       $    0.59
   Diluted                                $  0.30      $   0.65      $    0.74       $    0.58
===============================================================================================


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

     ITEMS 11. and 13.       EXECUTIVE COMPENSATION AND CERTAIN
                             RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled "Election of Directors," exclusive of the subsection entitled "Board Meetings and Committees of the Board," and "Executive Compensation," exclusive of the subsections entitled "Compensation Committee Report" and "Performance Graph," which are included in the Proxy Statement, are incorporated herein by this reference.

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

PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                     Page
                                                                     ----

Report of Independent Auditors                                         26

Consolidated Balance Sheets at December 31, 1998 and 1997              27

For the years ended December 31, 1998, 1997 and 1996:

       Consolidated Statements of Income                               29
       Consolidated Statements of Shareholders' Equity                 30
       Consolidated Statements of Cash Flows                           31

Notes to Consolidated Financial Statements                             32

Selected Quarterly Financial Data                                      48

Financial statement schedule for the years ended December 31, 1998, 1997 and 1996:

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

 b) A form 8-K was filed during the fourth quarter, dated December 15, 1998 with respect to the press release announcing the authorization to repurchase up to 875,000 shares of the Company's common stock in open market and negotiated purchases.

 d) Vitrocrisa, S.A. DE C.V. Financial Statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 and Independent Auditors' Report are filed as a part of this Annual Report pursuant to Rule 3.09 of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LIBBEY INC.

                                             by:    /s/   Kenneth G. Wilkes
                                                 ------------------------------
                                             Kenneth G. Wilkes
                                             Vice President, Chief Financial
                                             Officer and Treasurer

Date:    March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Libbey Inc. and in the capacities and on the dates indicated.

Signature                                   Title
---------                                   -----

William A. Foley                            Director

Peter C. McC. Howell                        Director

Gary L. Moreau                              Director

Terence P. Stewart                          Director

Carol B. Morerdyk                           Director

Richard I. Reynolds                         Director, Executive Vice President,
                                            Chief Operating Officer

John F. Meier                               Chairman of the Board of Directors,
                                            Chief Executive Officer

                                            By: /s/  Kenneth G. Wilkes
                                               --------------------------
                                                 Kenneth G. Wilkes
                                                 Attorney-In-Fact

/s/  Kenneth G. Wilkes
----------------------------
Kenneth G. Wilkes
Vice President, Chief Financial Officer
and Treasurer, (Principal Accounting
Officer)

Date:    March 31, 1999

          INDEX TO FINANCIAL STATEMENT SCHEDULE AND SEPARATE FINANCIAL
                            STATEMENTS OF AFFILIATE

                                                                    Page
                                                                    ----
Financial Statement Schedule of Libbey Inc. for the years
ended December 31, 1998 1997, and 1996: II Valuation and
Qualifying Accounts (Consolidated)                                   S-1

Vitrocrisa, S.A. DE C.V. Financial Statements as of
December 31, 1998 and 1997 and for the years ended
December 31, 1998, 1997 and 1996 and Independent
Auditors' Report                                                     S-2

                                   LIBBEY INC.
                     SCHEDULE II -- VALUATION AND QUALIFYING
                       ACCOUNTS (Consolidated) Years ended
                        December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                          Additions
                                           Charged
                           Balance at   (Credited) to
                            Beginning     Costs and       Other          Deductions     Balance at
                             Of Year       Expenses       (Note 1)       (Note 2)       End of Year
                             -------       --------       --------       --------       -----------
Allowances for Losses and
Discounts on Receivables:

1998                          $3,103        $1,212         $  132         $  811        $3,636

1997                          $2,279        $  439         $  551         $  166        $3,103

1996                          $3,289        $ (206)        $   35         $  839        $2,279



(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible and in 1997 amounts established through purchase price accounting for acquisition of World Tableware for Allowances for Losses and Discounts on Receivables.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

DELOITTE &
    TOUCHE
    [LOGO]            GALAZ, GOMEZ MORFIN,
                      CHAVERO, YAMAZAKI, S.C.


                           VITROCRISA, S.A. DE C.V.

                           Financial Statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 and Independent Auditors' Report

DELOITTE TOUCHE
TOHMATSU

DELOITTE &
    TOUCHE
    [LOGO]            GALAZ, GOMEZ MORFIN,
                      CHAVERO, YAMAZAKI, S.C.
                      [LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vitrocrisa, S.A. de C.V.
Monterrey, N.L.

We have audited the accompanying balance sheets of Vitrocrisa, S.A. de C.V. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity and changes in financial position for each of the three years in the period ended December 31, 1998, all expressed in thousands of constant Mexican pesos as of December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Mexico, which are substantially the same as those followed in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and that they are prepared in accordance with accounting principles generally accepted in Mexico. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitrocrisa, S.A. de C.V. as of December 31, 1998 and 1997, and the results of its operations, changes in its stockholders' equity and changes in its financial position for the years ended December 31, 1998, 1997 and 1996, in conformity with accounting principles generally accepted in Mexico.

Accounting principles generally accepted in Mexico differ in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of net income for the years ended December 31, 1998, 1997 and 1996 and the determination of stockholders' equity at December 31, 1998 and 1997 to the extent summarized in note 14.

The accompanying financial statements and the independent auditors' report have been translated into English language for the convenience of readers.

/s/ DELOITTE & TOUCHE

February 26, 1999

DELOITTE TOUCHE
TOHMATSU


VITROCRISA, S.A. DE C.V.

BALANCE SHEETS
(Thousands of constant Mexican pesos as of December 31, 1998)
----------------------------------------------------------------------------------------------------------------------
                                                                           December 31, 1998       December 31, 1997
                                                                           -----------------       -----------------
ASSETS
    Cash and cash equivalents                                                 Ps.   14,584           Ps.    14,279
    Trade receivables, net of allowance for doubtful accounts
       of Ps. 14,327 and Ps. 14,265 at December 31, 1998 and 1997,
       respectively                                                                229,443                 242,787
    Other receivables                                                               24,052                  23,617
    Accounts receivable from affiliates                                              5,973                  29,064
    Notes receivable from affiliates                                                12,161                   8,316
    Inventories (note 3)                                                           195,163                 175,029
                                                                              ------------           -------------
         Current assets                                                            481,376                 493,092

    Investment in shares                                                             9,310                  11,043
    Deferred income tax and profit sharing to workers                              134,286                 128,416
    Land and buildings (note 4)                                                    354,401                 373,234
    Machinery and equipment (note 4)                                               842,525                 784,431
    Construction in progress                                                         5,782                   8,506
    Intangible seniority premium and pension asset                                  84,144                  76,029
    Other assets                                                                     2,402                     255
                                                                              ------------           -------------
           Total assets                                                       Ps.1,914,226           Ps. 1,875,006
                                                                              ============           =============

LIABILITIES
    Short-term debt                                                           Ps.   64,326
    Current portion of long-term debt                                               79,170           Ps.     4,371
    Trade payables                                                                 134,210                 118,816
    Notes payable to affiliates                                                     97,349                 182,845
    Accounts payable to affiliates                                                  19,324                  18,783
    Accrued expenses                                                                85,935                  34,046
    Dividends payable                                                                                      100,671
    Other current liabilities                                                       32,695                  46,696
                                                                              ------------           -------------
           Current liabilities                                                     513,009                 506,228
                                                                              ------------           -------------
    Long-term debt (note 5)                                                        814,932                 666,140
    Seniority premium and pension plans (note 6)                                   134,560                  95,039
                                                                              ------------           -------------
           Long-term liabilities                                                   949,492                 761,179
                                                                              ------------           -------------
           Total liabilities                                                     1,462,501               1,267,407
                                                                              ------------           -------------

STOCKHOLDERS' EQUITY
    Capital stock: 1,000,000 shares issued and outstanding at December
        31, 1998 and 1997                                                        2,382,987               2,382,987
    Paid-in capital                                                                 80,532                  80,532
    Shortfall in restatement of capital                                         (2,226,889)             (2,195,090)
    Minimum pension liability adjustment                                           (21,918)
    Retained earnings                                                               32,834
    Net income for the year                                                        204,179                 339,170
                                                                             -------------           -------------
           Stockholders' equity (note 8)                                           451,725                 607,599
                                                                             -------------           -------------
           Total liabilities and stockholders' equity                        Ps. 1,914,226           Ps. 1,875,006
                                                                             =============           =============

The accompanying notes are an integral part of these financial statements.


ING. SALVADOR MINARRO                                 LIC. CARLOS NAVARRO LEAL
Administrative Director                              Manager of comptrollership

VITROCRISA, S.A. DE C.V.

STATEMENTS OF INCOME
(Thousands of constant Mexican pesos as of December 31, 1998 )
----------------------------------------------------------------------------------------------------------------------

                                                           Year ended             Year ended              Year ended
                                                       December 31, 1998       December 31, 1997      December 31, 1996
                                                       -----------------       -----------------      -----------------
Net sales                                               Ps.  1,680,519         Ps.  1,727,845          Ps.  1,675,757
Cost of sales                                                1,020,627              1,027,178               1,082,975
General, administrative and selling expenses                   290,596                306,825                 296,141
                                                       ---------------         --------------         ---------------
           Operating income                                    369,296                393,842                 296,641
                                                       ---------------         --------------         ---------------

Interest expense                                               130,544                161,465                 317,810
Interest income                                                 (4,549)                (3,498)                 (7,317)
Exchange loss, net (note 7-c)                                  209,948                 22,863                  16,759
Gain from monetary position                                   (175,894)              (147,113)               (346,032)
                                                       ---------------         --------------         ---------------
           Total financing cost (benefit), net                 160,049                 33,717                 (18,780)
                                                       ---------------         --------------         ---------------
           Income after financing                              209,247                360,125                 315,421

Severance payments                                                                                            (22,736)
Other income, net                                                  493                    502                   5,525
                                                       ---------------         --------------         ---------------
           Income before income tax, profit
               sharing to workers and
               extraordinary item                              209,740                360,627                 298,210

Income and asset tax (note 10)                                  62,185                120,773                 104,327
Profit sharing to workers                                        9,473                 11,646                     955

           Income before extraordinary item                    138,082                228,208                 192,928

Extraordinary item (note 11)                                    66,097                110,962                 101,430
                                                       ---------------         --------------         ---------------
           Net income                                  Ps.     204,179         Ps.    339,170         Ps.     294,358
                                                       ===============         ==============         ===============

The accompanying notes are an integral part of these financial statements.

VITROCRISA, S.A. DE C.V.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Thousands of constant Mexican  pesos as of December 31, 1998 except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Minimum        (Accumulated
                                                                                   Shortfall in       pension          deficit)
                                                                     Paid-in        restatement      liability         Retained
                                                  Capital stock      capital        of capital       adjustment        earnings
                                                  -------------     ----------     -------------     -----------     -------------
Balance at December 31, 1995                      Ps. 2,668,294     Ps. 80,532     Ps.(1,597,203)    Ps.(15,455)     Ps. (823,712)
Appropriation of net loss from prior year                                                                                (128,387)
Merger                                                  366,840                         (469,315)                         107,090
Loss from holding non-monetary assets                                                    (81,602)
Minimum pension liability adjustment                                                                       (952)
Net income
                                                  -------------     ----------     -------------     -----------     -------------

Balance at December 31, 1996                          3,035,134        80,532         (2,148,120)        (16,407)        (845,009)
Appropriation of net income from prior year                                                                               294,358
Recapitalization                                       (550,651)                                                          550,651
Capital stock redemption                               (101,496)
Loss from holding non-monetary assets                                                    (46,970)
Minimum pension liability adjustment                                                                      16,407
Net income
                                                  -------------     ----------     -------------     -----------     -------------

Balance at December 31, 1997                          2,382,987         80,532        (2,195,090)
Appropriation of net income from prior year                                                                                339,170
Dividends (Ps. 306.34 per share)                                                                                          (306,336)
Loss from holding non-monetary assets                                                    (31,799)
Minimum pension liability adjustment                                                                     (21,918)
Net income
                                                  -------------     ----------     -------------     -----------     -------------
Balance at December 31, 1998                      Ps. 2,382,987     Ps. 80,532     Ps.(2,226,889)    Ps. (21,918)    Ps.    32,834
                                                  =============     ==========     =============     ===========     =============


                                                                   Stockholders'
                                                 Net income           equity
                                                ------------       ------------
Balance at December 31, 1995                    Ps.(128,387)       Ps. 184,069
Appropriation of net loss from prior year           128,387
Merger                                                                   4,615
Loss from holding non-monetary assets                                  (81,602)
Minimum pension liability adjustment                                      (952)
Net income                                          294,358            294,358
                                                ------------       ------------
Balance at December 31, 1996                        294,358            400,488
Appropriation of net income from prior year        (294,358)
Recapitalization
Capital stock redemption                                              (101,496)
Loss from holding non-monetary assets                                  (46,970)
Minimum pension liability adjustment                                    16,407
Net income                                          339,170            339,170
                                                ------------       ------------
Balance at December 31, 1997                        339,170            607,599
Appropriation of net income from prior year        (339,170)
Dividends (Ps. 306.34 per share)                                      (306,336)
Loss from holding non-monetary assets                                  (31,799)
Minimum pension liability adjustment                                   (21,918)
Net income                                          204,179            204,179
                                                ------------       ------------
Balance at December 31, 1998                    Ps. 204,179        Ps. 451,725
                                                ============       ============

The accompanying notes are an integral part of these financial statements.


VITROCRISA, S.A. DE C.V.

STATEMENTS OF CHANGES IN FINANCIAL POSITION (Thousands of constant Mexican pesos as of December 31, 1998)

------------------------------------------------------------------------------------------------------------------------

                                                      Year ended    Year ended    Year ended
                                                      December 31,  December 31,  December 31,
                                                         1998           1997          1996
                                                     ------------   -----------    -----------
OPERATING ACTIVITIES:
    Net income                                        Ps. 204,179    Ps.339,170    Ps.294,358
    Add (deduct) non-cash items:
      Depreciation and amortization                       104,278        84,261       114,823
      Provision for seniority premium and pension
         plans                                              9,489         5,377       (22,480)
      (Gain) loss from sale of fixed assets               (11,875)          533        (3,591)
      Deferred income tax and profit sharing to
         workers                                           (6,138)        8,401         3,318
                                                     ------------   -----------    -----------
                                                          299,933       437,742       386,428

    Increase (decrease) in trade payables                  15,394        (6,048)       15,100
    Decrease (increase) in trade and receivables
        from affiliates                                    36,435       (15,238)       71,005
    Increase in inventories                               (50,550)       (8,162)       18,227
    Other current assets and liabilities, net              34,149       (36,035)      (70,989)
    Effect of merger in operating activities                                          (79,227)
                                                     ------------   -----------    -----------
           Resources generated from operations            335,361       372,259       340,544
                                                     ------------   -----------    -----------

FINANCING ACTIVITIES:

Short-term debt                                            82,338                      27,617
Notes payable to affiliates                               (53,522)      (72,553)      (29,581)
Long-term debt                                            701,274       191,217        69,761
Monetary effect on liabilities with financing cost       (188,763)     (154,175)     (297,409)
Payment of short-term loans                                                          (144,537)
Payment of long-term debt                                (338,906)     (312,775)     (141,299)
Dividends                                                (407,007)      100,671
Capital stock redemption                                               (101,497)
Effect of merger in financing activities                                               91,004
                                                     ------------   -----------    -----------
           Resources used in financing activities        (204,586)     (349,112)     (424,444)
                                                     ------------   -----------    -----------

INVESTMENT ACTIVITIES:


Investment in shares                                          (14)         (982)       (4,992)
Sales of fixed assets                                      18,161           830       120,299
Investment in land, buildings, machinery and             (146,399)      (27,324)      (15,312)
equipment

Other                                                      (2,218)        5,275         1,935
Effect of merger in investment activities                                             (11,777)
                                                     ------------   -----------    -----------
           Resources (used in) generated from
               investment activities                     (130,470)      (22,201)       90,153
                                                     ------------   -----------    -----------

           Net increase in cash and cash equivalents          305           946         6,253

Cash and cash equivalents at beginning of year             14,279        13,333         7,080
                                                     ------------   -----------    -----------
Cash and cash equivalents at end of year               Ps. 14,584    Ps. 14,279     Ps. 13,333
                                                     ============   ===========    ===========

The accompanying notes are an integral part of these financial statements.

VITROCRISA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Thousands of constant Mexican pesos as of December 31, 1998)
--------------------------------------------------------------------------------

1.   ACTIVITIES OF THE COMPANY AND BASIS OF PRESENTATION:

     a)   Activities of the Company

          Vitrocrisa, S.A. de C.V. (the "Company"), a wholly-owned subsidiary of Vitrocrisa Holding, S.A. de C.V. which is 51% owned by Vitro, S.A. de C.V. ("Vitro") and 49% by Libbey Inc. ("Libbey"), is a company whose activity is the manufacture and distribution of glass articles. Prior to August 29, 1997, the Company was a wholly-owned subsidiary of Vitro.

     b)   Basis of presentation

          The financial statements presented herein are expressed in thousands of constant Mexican pesos as of December 31, 1998.

2.   PRINCIPAL ACCOUNTING POLICIES:

     a)   Accounting method for the treatment of the effects of inflation

          The financial statements of the Company have been prepared in accordance with Bulletin B-10, "Recognition of the Effects of Inflation in the Financial Information", as amended, issued by the Mexican Institute of Public Accountants ("IMCP"), which recognizes the effects of inflation. The Third Amendment to Bulletin B-10, requires the restatement of all comparative financial statements to constant pesos as of the date of the most recent balance sheet presented. For that purpose, the Company uses the "Indice Nacional de Precios al Consumidor" (Mexican National Consumer Price Index: "INPC"), published by Banco de Mexico.

          Bulletin B-12 sets the rules related to the statement of changes in financial position. This statement presents the sources and uses of funds during the period measured as the differences, in constant pesos, between the beginning and ending balances of balance sheet items adjusted by the excess (shortfall) in restatement of capital. As regulated by Bulletin B-12, the monetary effect and the effect of changes in exchange rates are not considered non-cash items in the determination of funds generated from operations due to the fact they affect the purchasing power of the entity.

          The following is a description of the items that have been restated and of the methods used:

          *    Inventories and cost of sales

               Inventories are valued at the price of the last purchase made during the period, or at standard cost, without exceeding the net realizable value. Cost of sales is determined by using the standard cost at the time of sale.

          *    Land, buildings, machinery and equipment

               Investments in land, buildings, machinery and equipment (collectively "fixed assets"), including expenditures for renewals and improvements which extend useful lives, are capitalized. The Company has followed the principles of the fifth Amendment to Bulletin B-10, issued by the IMCP and which became effective on January 1, 1997 under which, fixed assets are restated under the method of consumer price index adjustment, using the INPC. The starting balance to apply the INPC is the net replacement value as of December 31, 1996. For machinery and equipment purchased in a foreign country, the restatement is based on a general price index from the country of origin and the exchange rate at the end of each period.

               Depreciation is calculated using the straight-line method, taking into consideration the useful life of the asset, in order to depreciate the original cost and the revaluation. The depreciation begins in the month in which the asset comes into service. The useful lives of the assets are as follows:

                                                       Years
                                                       -----

               Buildings                                  24
               Machinery and equipment               3 to 13

          *    Investment in shares

               The investment in shares in which the Company hold less than 10% of the capital stock, are accounted for at their acquisition cost.

          *    Shortfall in restatement of capital

               This item, which is an element of stockholders' equity, reflects the accumulated effect of holding non-monetary assets and the effect of the initial monetary position gain or loss. The accumulated effect of holding non-monetary assets represents the increase in the specific values of non-monetary assets in excess of or below the increase attributable to general inflation as measured by the INPC.

          *    Restatement of capital stock and retained earnings

               Capital stock and retained earnings are restated using the INPC from the respective dates such capital was contributed or income generated to the date of the most recent balance sheet presented.

          *    Exchange fluctuations

               Exchange gains or losses included in the cost of financing are calculated by translating monetary assets and liabilities denominated in foreign currencies at the exchange rate in effect at the end of each month.

          *    Gain (loss) from monetary position

               The monetary position reflects the result of holding monetary assets and liabilities during periods of inflation. Values stated in current monetary units represent a decreasing purchasing power as time goes by. This means that losses are incurred by holding monetary assets over time, whereas gains are realized by maintaining monetary liabilities. The net effect is presented in the statement of income for the year as part of the total financing cost.

     b)   Cash and cash equivalents.

          Highly liquid short-term investment with original maturities of ninety days or less, consisting primarily of Mexican Government Treasury Bonds and money market instruments, are classified as cash equivalents.

     c)   Maintenance expenses

          Maintenance and repair expenses are recorded as costs and expenses in the period when they are incurred.

     d)   Seniority premiums, pension plans and severance payments

          Statutory seniority premiums and pension plans for all personnel are considered as costs in the periods in which services are rendered. Periodic costs are calculated in accordance with the accounting pronouncement Bulletin D-3, issued by the IMCP and the actuarial computations were made by independent actuaries using estimates of the salaries that will be in effect at the time of payment. Personnel not yet eligible for seniority premiums are also taken into account, with any necessary adjustments made in accordance with the probability of their acquiring the required seniority. The cost of past service is amortized over the average period required for workers to reach their retirement age. The actuarial method used is the projected unit credit.

     e)   Income tax and profit sharing to workers

          Income tax and profit sharing to workers expense are computed in accordance with the partial liability method, as required by Bulletin D-4 issued by the IMCP, under which deferred taxes are provided for identifiable, non-recurring timing differences and that are expected to reverse over a definite period of time, at the tax rates in effect at the end of each period.

     f)   Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of these financial statements and its disclosures. Actual results could differ from those estimated.

3.    INVENTORIES:

      The breakdown is summarized as follows:

                                                       December 31,
                                         --------------------------------------
                                               1998                   1997
                                         ---------------        ---------------
        Finished products                Ps.     174,115        Ps.     149,050
        Raw materials                              6,457                  5,609
        Packaging materials                        5,798                  2,450
                                         ---------------        ---------------
                                                 186,370                157,109

        Spare parts                                3,722                  4,184
        Refractory                                 5,071                 13,736
                                         ---------------        ---------------
                                         Ps.     195,163        Ps.     175,029
                                         ===============        ===============

4.    LAND, BUILDINGS, MACHINERY AND EQUIPMENT:

      Land, buildings, machinery and equipment are summarized as follows:

                                                            December 31,
                                                 --------------------------------------
                                                       1998                   1997
                                                 ---------------        ---------------
        Land                                     Ps.     122,081        Ps.     124,426
        Buildings                                        465,639                480,787
        Accumulated depreciation                        (233,319)              (231,979)
                                                 ---------------        ---------------
                                                 Ps.     354,401        Ps.     373,234
                                                 ===============        ===============


        Machinery and equipment                   Ps.  2,397,883         Ps.  2,231,001
        Accumulated depreciation                      (1,555,358)            (1,446,570)
                                                 ---------------        ---------------
                                                 Ps.     842,525        Ps.     784,431
                                                 ===============        ===============


      As mentioned in note 2a), machinery and equipment purchased in a foreign country, in the amount of Ps 503,409, was restated using the index of inflation of the country of origin and translated into Mexican pesos using the corresponding exchange rate at December 31, 1998.

5.    LONG TERM DEBT:

      Long-term debt consists of the following notes payable to banks, net of their respective current maturities:

                                                                    December 31,
                                                       -----------------------------------
                                                              1998               1997
                                                       ----------------     --------------
Unsecured loan guaranteed by Vitro, in
   U.S. dollars, semiannual interest
   based on LIBOR plus 1.5 points,
   principal payable in 2000.                              Ps.  29,689       Ps.  23,722

Unsecured loan guaranteed by Vitro in
   Mexican pesos, interest based on the
   Investments Units (UDIS) plus 8.75
   points payable monthly, principal
   payable in several installments
   through 2006.                                                72,709            73,034

Unsecured loan guaranteed by Vitro in US
   dollars, semiannual interest based on
   LIBOR plus 2.25 points, principal
   payable in 296,889 23,922 several
   installments through 2001.                                  296,889            23,922

Unsecured loan guaranteed by Vitro in US
   dollars, semiannual interest based on
   LIBOR plus 1.25 points, principal
   payable in several installments
   through 2001.                                               415,645           545,462
                                                          ------------      ------------
                                                          Ps.  814,932      Ps.  666,140
                                                          ============      ============

Maturity of long-term debt is as follows:

                                  December 31,
            Year                      1998
          -------              ----------------


            2000               Ps.      228,827
            2001                        536,623
            2002                         12,118
            2003                         12,118
            2004                         12,118
            2005                         12,118
            2006                          1,010
                               ----------------
                               Ps.      814,932
                               ================

      As of December 31, 1998, short-term bank loans in the amount of US $ 3 million used to finance export sales of the Company have been reclassified as long-term debt, because the Company expects to obtain similar financing in the future to finance export sales. In addition, the Company has a committed long-term standby credit line with certain commercial banks available to finance such export sales.

      In some of the Company's long-term debt agreements certain restrictions and covenants are set forth that require the maintenance of various financial ratios, which were fulfilled.

6.    SENIORITY PREMIUM AND PENSION PLANS:

      The disclosures relating to the Company's seniority premium and pension plans required by Bulletin D-3, issued by IMCP, calculated as described in note 2d), together with certain actuarial assumptions utilized are presented below as of December 31, 1998 and 1997.

                                                                   December 31,
                                                     ---------------------------------------
                                                           1998                   1997
                                                     ----------------       ----------------

        Accumulated benefit obligation               Ps.      134,560       Ps.       95,039
        Projected benefit obligation                          137,606                102,572
        Unrecognized transition obligation                     72,285                 81,222
        Unrecognized net (gain) or loss                        36,823
        Projected net liability                                28,498                 21,350
        Additional minimum liability                          106,062                 76,028
         Net periodic cost                                     21,254                 15,495
        Assumptions:
          Discount rate                                            5%                     5%
          Compensation increase                                    1%                     1%


7.    FOREIGN CURRENCY BALANCES AND OPERATIONS:

      a) Assets and liabilities denominated in foreign currency consist of the following:

                                                                 Thousands of
                                                                   US dollars           Mexican pesos
                                                                  December 31,           December 31,
                                                                     1998                    1998
                                                                 ------------           -------------
           Monetary assets                                       $    6,555.1           Ps.  64,870.9
           Fixed assets                                              50,868.4               503,409.1
           Monetary liabilities-short term                           23,407.4               231,646.7
           Inventories                                                1,665.5                16,482.2
           Monetary liabilities-long term                            75,000.0               742,222.5

      b) Foreign operations during the year of 1998.


           Exports                                               $   58,785.0           Ps. 581,754.0
           Imports                                                   20,271.2               187,333.3
           Interest expense, net                                      7,482.1                69,339.1

      c) The exchange rates used for purposes of these financial statements were: Ps 9.8963 per one US dollar at December 31, 1998 and Ps 8.0681 per one US dollar at December 31, 1997. On February 26, 1999, date of issuance of these financial statements, the exchange rate was Ps. 9.94 per one U.S. dollar.

8. STOCKHOLDERS' EQUITY:

      a) At the stockholders' meeting held on August 31, 1998 it was agreed to declare dividends in the amount of Ps. 271,658 (thousands of nominal pesos).

      b) At the stockholders' meeting held on August 8, 1997 the following was agreed:

         1) To increase the variable portion of the capital stock by Ps 443,662 (thousands of nominal pesos) through the capitalization of restatement of capital stock.

         2) To offset the accumulated deficit in the amount of Ps 443,662 (thousands of nominal pesos) by reducing the capital stock in the same amount.

         3) To declare dividends in the amount of US $ 10,520 (thousands) from the restatement of capital stock. For accounting purposes this dividend was treated as a capital stock redemption.

      c) At the extraordinary stockholders' meeting held on August 14, 1997 it was agreed to change the capital stock of the Company from 166,682,900 nominal common shares with a par value of one peso each to 1,000,000 nominal common shares, without par value, divided into the following:

                                       Fixed Capital          Variable Capital            Total
                                       -------------          ----------------       ----------
         Series "C" shares                    35,900                                     35,900

         Series "C" shares                                           964,000            964,000

         Series "A" shares                                                51                 51

         Series "B" shares                                                49                 49
                                       -------------          ----------------       ----------
                                              35,900                 964,100          1,000,000

      d) Stockholders' equity includes accrued profits and results from the restating of assets which, in case of distribution, will be subject, under certain circumstances, to the payment of income tax by the Company. Effective January 1, 1999, after a change made to the Income Tax Law in Mexico, the taxable rate for those distributions will be 35% ; and in all cases, when dividends are paid to individuals or foreign residents, an additional 5% withholding tax will be paid.

  9.    UNAMORTIZED TAX LOSSES

       At December 31, 1998 the Company had tax loss carry forwards in the amount of Ps. 8,970 and asset tax to be recovered in the future in the amount of Ps. 58,476. The income tax benefit resulting from their utilization will be recognized in the period in which they are utilized. The maturities are as follows:

                                         Tax loss
                  Year                     carry             Asset
              of Expiration              forwards            Tax
              -------------          --------------      -----------
                   1999                                  Ps.   6,758
                   2000                                        4,963
                   2001                                        6,758
                   2002                                        4,963
                   2003                                        6,759
                   2004                                        4,963
                   2005               Ps.    8,970             4,467
                   2006                                        8,293
                   2007                                        6,084
                   2008                                        4,468
                                     --------------      -----------
                                      Ps.    8,970       Ps.  58,476
                                     ==============      ===========

  10. INCOME AND ASSET TAX :

       a)          The income and asset tax  included in the results are:

                                                                                     Year ended
                                                                                    December 31,
                                                          ---------------------------------------------------------------
                                                                  1998                  1997                   1996
                                                          -----------------       ---------------       -----------------
             Tax benefit that results from the
                utilization of tax loss carry forwards     Ps.      66,097         Ps.    110,962        Ps.    101,430

             Deferred income tax:

               Provision of furnace repair                         (11,801)                  (233)               (6,858)
               Benefit from the deduction of
                   inventories held on December 31, 1986

                                                                     3,417                  3,570                 3,248

             Asset tax                                               4,472                  6,474                 6,507
                                                          -----------------       ---------------       -----------------
                                                            Ps.     62,185         Ps.    120,773         Ps.   104,327

      b) At December 31, 1998, there were Ps 195,163 of previously deducted inventories and Ps. 28,498 of non-deductible provisions related to seniority premium and pension payments for which no deferred taxes have been provided in accordance with generally accepted accounting principles.

      c) The reconciliation between the company's effective income tax rate and the statutory income tax rate is as follows:

                                                                      Year ended           Year ended           Year ended
                                                                     December 31,         December 31,         December 31,
                                                                         1998                 1997                 1996
                                                                     ------------         ------------         ------------
           Effective income tax rate                                       29.65%               33.49%               34.98%
           Add (deduct) quantity corresponding to:
             Purchase deductions                                            7.72                (6.85)               (1.04)
             Difference between tax and financial accounting
                 for depreciation                                            .31                (2.68)               (0.74)
             Difference between tax and financial accounting
                 for  monetary gain                                         3.89                 6.35                 4.92
             Provisions                                                    (8.20)
             Other                                                           .63                 3.69                (4.12)
                                                                     ------------         ------------         ------------
           Statutory income tax rate                                       34.00%               34.00%               34.00%
                                                                     ============         ============         ============

      d) Effective January 1, 1999, the Mexican income tax law was changed in several respects. In addition to the changes described in note 8 d), the overall tax rate increased from 34% to 35%; however, in 1999 income taxes will be currently payable based on a 32% rate and the remaining 3% will be paid when such amounts are paid out as dividends. The 32% rate will decrease to 30% effective January 1, 2000 and the remaining 5% will be paid when such amounts are paid out as dividends. Tax payers have the option to pay 35% currently rather than deferring a remainder until dividends are paid.

11.   EXTRAORDINARY ITEM:

      The extraordinary item in 1998, 1997 and 1996 is the tax benefit that resulted from the utilization of tax loss carry forwards.


12.   BALANCES AND TRANSACTIONS WITH AFFILIATED COMPANIES:

      The main balances and transactions with affiliated companies not shown separately in the financial statements are as follows:

                                                       As of and for the       As of and for the       As of and for the
                                                           year ended              year ended              year ended
                                                       December 31, 1998       December 31, 1997       December 31, 1996
                                                       -----------------       -----------------       -----------------
        Cash equivalents                                Ps.      344           Ps.     1,178
        Unsecured long-term loan payable                      72,708                  96,956
        Net sales                                            241,747                 263,624                 328,413
        Other income                                           2,585                  13,114                  31,020
        Purchases of inventory                                13,014                  12,907                  32,201
        Operating expenses                                    39,151                  36,639                  32,821
        Interest expense                                      92,447                  52,895                   6,121

      The balances of cash equivalents and unsecured long-term loan payable disclosed above result from deposits and loan transactions with subsidiaries of Grupo Financiero Serfin, S.A. (GFS), a Mexican financial group, in which Vitro holds an equity interest. Interest expense relates to loan transactions with GFS and Vitro's subsidiaries. Net sales disclosed above were primarily to Crisa Corporation, a US corporation owned 100% by Vitro, and to Crisa Industrial L.L.C., a US Corporation owned 51% by Vitro and 49% by Libbey, for purposes of facilitating export sales. Other income, purchases of inventory and operating expenses, as well as the balances due to/from affiliates reflected separately in the financial statements, all consist of transactions with subsidiaries of Vitro and are of a normal and recurring nature.

13.   YEAR 2000

      During 1997 the Company began a project to identify and correct the systems applications affected by the year 2000 compliance issue. As part of such project the Company is working with vendors, suppliers, banks and other institutions to determine their status with respect to this issue. Although the Company is planning to finish this project by the end of March 1999, using the remaining of the year for testing and minor adjustments, no assurance can be made of the final outcome.

      The Company has incurred approximately Ps. 4,919 and Ps. 2,914 in 1998 and 1997, respectively, in connection with this project. Costs relating to achieving Year 2000 compliance are expensed as incurred.

14. DIFFERENCES BETWEEN MEXICAN AND UNITED STATES ACCOUNTING PRINCIPLES:

      The Company's statements are prepared in accordance with Mexican GAAP, which vary in certain significant respects from accounting principles generally accepted in the United States (U.S. GAAP).

      The principal differences between Mexican GAAP and U.S. GAAP and their effects on net income and total stockholders' equity are presented below with an explanation of the adjustments:

      Reconciliation of net income

                                                             Year ended            Year ended            Year ended
                                                            December 31,          December 31,          December 31,
                                                                1998                  1997                  1996
                                                            --------------        --------------         -------------
        Net income under Mexican GAAP                       Ps.    204,179        Ps.    339,170         Ps.   294,358
        U.S. GAAP adjustments for:
          Effects of inflationary accounting                      (104,092)             (115,319)             (188,696)
          Deferred income taxes                                    (51,258)              (60,248)              (17,630)
          Deferred employees' profit sharing                         4,732               (12,542)               28,120
          Effects of merger                                                                                     (7,406)
                                                            --------------        --------------         -------------
        Net income under U.S. GAAP                          Ps.     53,561        Ps.    151,061         Ps.   108,746
                                                            ==============        ==============         ==============

      Adjustments for pension costs and accrued vacation cost were not material individually or in the aggregate, for any of the periods presented.


      Reconciliation of stockholders' equity

                                                             Year ended             Year ended             Year ended
                                                          December 31, 1998      December 31, 1997      December 31, 1996
                                                          -----------------      -----------------      -----------------
        Total stockholders' equity reported under
           Mexican GAAP                                     Ps.     451,725        Ps.     607,599        Ps.     400,488
        U.S. GAAP adjustments for:
          Effects of inflationary accounting                       (951,861)              (917,685)              (861,504)
          Deferred income tax                                        96,395                147,653                207,901
          Deferred employees' profit sharing                         34,469                 29,737                 42,279
                                                          -----------------      -----------------      -----------------
        Stockholders' equity (deficiency in assets)
           under U.S. GAAP                                   Ps.   (369,272)        Ps.   (132,696)        Ps.   (210,836)
                                                          =================      =================      =================

      Adjustments for pension costs and accrued vacation cost were not material individually or in the aggregate, for any of the periods presented.

      a) Effects of inflationary accounting

         A significant difference between Mexican and U.S. GAAP relates to the formal adoption in Mexico of inflationary accounting, which mitigates the effects of inflation on financial information. Under Mexican GAAP, all basic financial statements (including those of prior years) and related notes are presented in pesos of purchasing power at the end of the latest period presented. Inventories are valued at replacement cost and fixed assets are restated under the method of consumer price index adjustment, using the INPC. Stockholders' equity components are restated by applying INPC growth factors from the date on which the component was contributed or generated.

      b) Deferred Income Tax:

         Under Mexican GAAP, deferred taxes are provided only for identifiable, nonrecurring timing differences which are expected to reverse over a definite period of time. For U.S. GAAP purposes, the Company has applied Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

         Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. Deferred tax assets are reduced by any tax benefits that are not expected to be realized.

      The significant components of the deferred tax assets for purposes of U.S. GAAP reconciliation are as follows:

                                                                December 31,          December 31,          December 31,
                                                                    1998                  1997                  1996
                                                               ---------------       ---------------       ---------------
           DEFERRED TAX ASSETS
               Reserves                                        Ps.      39,278       Ps.      22,278       Ps.      18,680
               Tax loss carry forwards                                   3,140                63,619               141,728
               Inventories                                              10,585                19,025                19,128
               Seniority premium and pension plans                       9,975                 5,450                 3,377
               Tax on assets                                            58,476                45,533                34,919
               Fixed assets                                             33,491                37,106                35,063
               Other                                                                                                 1,194
                                                               ---------------       ---------------       ---------------
           Total deferred tax assets                            Ps.    154,945        Ps.    193,011        Ps.    254,089
                                                               ===============       ===============       ===============


      c) Deferred employees' profit sharing

         The Company calculates a deferred employees' profit sharing asset for U.S. GAAP purposes based on temporary differences between the financial reporting bases and employees' profit sharing bases of assets and liabilities. Under U.S. GAAP, employee profit sharing expense would be considered as a component of operating expenses.

         The significant components of the deferred employees' profit sharing for purposes of U.S. GAAP reconciliation are as follows:

                                                               December 31,         December 31,          December 31,
                                                                   1998                 1997                  1996
                                                              ---------------      ---------------       ---------------
           Inventories                                        Ps.       3,025      Ps.       5,595       Ps.       5,626
           Exchange fluctuation                                        32,973               31,402                43,961
           Reserves                                                    11,222                6,552                 5,494
           Fixed assets                                                (8,260)              (7,581)               (5,986)
           Seniority premium and pension plans                          2,850                1,603                   993
           Other                                                                                                     352
                                                              ---------------      ---------------       ---------------
           Net deferred profit sharing assets                  Ps.     41,810       Ps.     37,571        Ps.     50,440
                                                              ===============      ===============       ===============


      d) Effects of merge

         For U.S. GAAP purposes the business combination of Proveedora del Hogar, S.A. de C.V. was accounted for as an enterprise under common control similar to a pooling of interest and the financial information is consolidated as of January 1, 1996.

      e) Other Differences and Supplemental U.S. GAAP Disclosures

         1) Extraordinary Items.- Mexican GAAP requires that utilization of tax loss carry forwards be classified as extraordinary items in the statement of income, whereas U.S. GAAP requires the benefit from utilization of tax loss carry forwards to be classified as a component of income tax expense attributable to continuing operations. The benefits from utilization of tax loss carry forwards in constant peso terms were Ps. 66,096 for the year ended December 31, 1998 and Ps. 110,962 for the year ended December 31, 1997. For U.S. GAAP purposes, such amounts, in thousands of nominal pesos, were Ps. 66,096 and Ps. 93,553, respectively.

         2) Post-retirement Benefits.- Under U.S. GAAP, SFAS No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions" requires accrual of post-retirement benefits other than pensions (such as health care benefits) during the years an employee provides services. The Company does not and is not required to provide post-retirement benefits.

         3) Pension Disclosures.- The Company maintains pension plans and seniority premium plans and has adopted Bulletin D-3 issued by the IMCP. The accounting treatment for pensions set forth in this Bulletin is substantially the same as those set forth in SFAS No. 87 "Employer's Accounting For Pensions". The Company records the pension cost determined by actuarial computations, as described in notes 2d) and 6. The differences between principles applied by the Company under Mexican GAAP and requirements of SFAS No.
             87 are not material.

             For purposes of determining pension and seniority premium cost under U.S. GAAP the Company applies SFAS No. 87. The disclosures under SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", are presented below.

                                                                        1998                 1997                   1996
                                                                   -------------         -------------         ------------
               Change in benefit obligation:
                 Benefit obligation at beginning of year             Ps.  80,128           Ps.  34,583         Ps.   41,409
                 Service cost                                              4,277                 2,075                1,966
                 Interest cost                                             6,281                 3,937                7,997
                 Net amortization and deferral                            10,696                 7,052                1,867
                  Intangible asset                                        20,045                51,404                 (684)
                 Minimum pension liability adjustment                     21,918               (11,954)                 694
                 Benefits paid                                            (8,785)               (6,969)             (18,664)
                                                                   -------------         -------------         ------------
                 Benefit obligation at end of year                   Ps. 134,560           Ps.  80,128         Ps.   34,585
                                                                   =============         =============         ============
               Amounts recognized in the balance
                sheet consists of:
               Projected net liability                               Ps.  28,498           Ps.  16,028         Ps.    9,935
               Intangible asset                                           84,144                64,100               12,696
               Minimum pension liability adjustment                       21,918                     0               11,954
                                                                   -------------         -------------         ------------
                                                                     Ps. 134,560           Ps.  80,128         Ps.   34,585
                                                                   =============         =============         ============

             Pension and seniority premium costs are summarized below:

                                                                Year ended            Year ended            Year ended
                                                             December 31, 1998     December 31, 1997     December 31, 1996
                                                             -----------------     -----------------     -----------------
               Service costs                                  Ps.        4,277      Ps.        2,075      Ps.        1,966
               Interest cost                                             6,281                 3,937                 7,997
               Net amortization and deferral                            10,696                 7,052                 1,867
                                                             -----------------     -----------------     -----------------
               Net period pension cost                        Ps.       21,254       Ps.      13,064       Ps.      11,830
                                                             =================     =================     =================

         4) Weighted Average Interest Rates - The weighted average interest rates on short-term debt and short-term accounts payable to affiliates outstanding as of December 31, 1998 and 1997 were approximately 8.5% and 21.10%, respectively.

         5)   Supplement Cash flow Information Required by U.S. GAAP

                                                                   Year ended           Year ended          Year ended
                                                                  December 31,         December 31,        December 31,
                                                                      1998                 1997                1996
                                                                 ---------------      --------------       --------------
               Netcash provided by operating
                   activities reflects net cash
                   payments of interest and income
                   taxes as follows:
               Interest                                            Ps.    80,832       Ps.    89,744         Ps.  200,518
               Income taxes, net                                           4,078               4,817                4,506


             Under Mexican GAAP the financial statements of the Company are prepared in accordance with Bulletin B-10, which requires the recognition of the effects of inflation in a comprehensive manner. The statement of changes in financial position is prepared in accordance with Bulletin B-12 and is in constant pesos, which means pesos of the same purchasing power as of the date of the last balance sheet presented. Therefore all the resources generated or used are measured in constant pesos. Additionally, the monetary effect and the effect of changes in exchange rates are considered as cash items for purposes of this statement because these items do affect the purchasing power of the entity. U.S. GAAP requires a statement of cash flows prepared in accordance with SFAS No. 95, "Statement of Cash Flows". In order to reconcile to U.S. GAAP, the exchange loss and the monetary gain of all monetary assets and liabilities must be excluded from resources generated from operations and resources generated from financing activities.

             The Company has presented a cash flow statement in a manner that comprehensively segregates the effects of inflation currency devaluation from the cash flows from operating, investing and financing activities as follows:


NDENSED STATEMENTS OF CASH FLOWS US GAAP BASIS

                                                      Year ended           Year ended            Year ended
                                                      December 31,         December 31,         December 31,
OPERATING ACTIVITIES:                                     1998                1997                  1996
                                                     -------------       --------------       --------------
    Net income                                       Ps.    53,561         Ps.  151,061         Ps.  108,746
    Add (deduct) non-cash items:
      Depreciation and amortization                         32,042               12,995               11,390
      Provision for seniority premium and
         pension plans                                      12,495                6,095               (6,834)
      (Gain) loss from sale of fixed assets                (16,479)                 306              (87,201)
      Deferred income tax and profit sharing to
         workers                                            33,827               73,947              (13,607)
                                                     -------------       --------------       --------------
                                                           115,446              244,404               12,494


 Increase (decrease) in trade payables                      34,036                9,200               35,237
 Decrease (increase) in trade and receivables
    from affiliates                                         (6,217)             (42,235)             (46,815)
 (Increase) decrease in inventories                        (46,188)             (18,954)             (25,920)
 Other current assets and liabilities, net                  44,752              (18,513)               4,835
                                                     -------------       --------------       --------------
           Cash generated (used in) from
               operations                                  141,829              173,902              (20,169)
                                                     -------------       --------------       --------------

FINANCING ACTIVITIES:

Short-term debt                                             64,326                                   (31,012)
Notes payable to affiliates                                (56,809)             (57,880)              31,203
Long-term debt                                             639,171              152,866               47,380
Payment of long-term debt                                 (310,381)            (251,011)             (99,793)
Dividends                                                 (356,534)              84,876
Capital stock redemption                                                        (84,876)
                                                     -------------       --------------       --------------
           Cash used in financing activities               (20,227)            (156,025)             (52,222)
                                                     -------------       --------------       --------------

INVESTMENT ACTIVITIES:

Investment in shares                                                                                  (3,554)
Sales of fixed assets                                       16,816                  769                87,654
Investment in land, buildings, machinery and
   equipment                                              (133,685)             (19,758)              (7,336)
Other                                                       (2,187)               3,437                1,301
                                                     -------------       --------------       --------------
           Cash (used in) generated from
               investment activities                      (119,056)             (15,552)              78,065
                                                     -------------       --------------       --------------
           Net increase in cash and cash
               equivalents                                   2,546                2,325                5,674

 Cash and cash equivalents at beginning of year             12,038                9,713                4,039
                                                     -------------       --------------       --------------
Cash and cash equivalents at end of year             Ps.    14,584        Ps.    12,038       Ps.      9,713
                                                     =============       ==============       ==============

         6) Fair value of financial instruments.- SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount of the Company's financial instruments approximate their estimated fair values.

             The fair value information presented herein is based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly form the amounts presented herein.

         7) Comprehensive income - Under US GAAP, SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. The Company's only item of other comprehensive income is minimum pension liability adjustment.

             Additional required disclosures under SFAS No. 130 are as follows:

             Disclosure of accumulated other comprehensive income balances:

                                                                Minimum
                                                                Pension
                                                               Liability
                                                               Adjustment
                                                             -------------
               Balance at December 31, 1995                  Ps.    11,260
               Change for the year                                     694
                                                             -------------
               Balance at December 31, 1996                         11,954
               Change for the year                                 (11,954)
                                                             -------------
               Balance at December 31, 1997                              0
               Change for the year                                  21,918
                                                             -------------
               Balance at December 31, 1998                  Ps.    21,918
                                                             =============

             There were no reclassification adjustments for any of the periods presented.

         8) Derivative instruments and hedging activities - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will become effective in 1999, addresses both the accounting for and disclosures related to the use of derivatives and hedging activities. Since the Company has not historically used derivative instruments or participated in hedging activities, its financial statements are not expected to be impacted significantly by SFAS No. 133.

                                    * * * * *

                                  EXHIBIT INDEX

S-K Item
601No.                                Document
--------------------------------------------------------------------------------
    2.0               --      Asset Purchase Agreement dated as of September 22,
                              1995 by and among The Pfaltzgraff Co., The
                              Pfaltzgraff Outlet Co., Syracuse China Company of
                              Canada Ltd., LG Acquisition Corp. and Libbey
                              Canada Inc., Acquisition of Syracuse China Company
                              (filed as Exhibit 2.0 to the Registrant's Current
                              Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).

    2.1               --      Master Investment Agreement, dated to be effective
                              as of August 15, 1997, entered into by and between Libbey Inc., Libbey Glass Inc., LGA2 Corp., LGA3
                              Corp., LGA4 Corp., Vitro, S.A., Vitrocrisa
                              Holding, S.A. de C.V., Vitro Corporativo, S.A.,
                              Vitrocrisa S.A. de C.V. Crisa Corporation, and
                              WorldCrisa Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
                              August 29, 1997 and incorporated herein by reference).

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

                                  EXHIBIT INDEX

S-K Item
601No.                                Document
--------------------------------------------------------------------------------



  4.4                 --      First Amendment to Rights Agreement, dated
                              February 3, 1999, between Libbey Inc. and The Bank of New York (filed herewith)

 10.1                 --      Management Services Agreement dated as of June 24,
                              1993 between Owens-Illinois General Inc. and
                              Libbey Glass Inc. (filed as Exhibit 10.2 to
                              Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

 10.2                 --      Tax Allocation and Indemnification Agreement dated
                              as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc.
                              (filed as Exhibit 10.3 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.3                 --      Pension and Savings Plan Agreement dated as of
                              June 17, 1993 between Owens-Illinois, Inc. and
                              Libbey Inc. (filed as Exhibit 10.4 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

 10.4                 --      Cross-Indemnity Agreement dated as of June 24,
                              1993 between Owens-Illinois, Inc. and Libbey Inc.
                              (filed as Exhibit 10.5 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              June 30, 1993 and incorporated herein by reference).

*10.5                 --      Employment Agreements dated as of June 24, 1993
                              between Libbey Inc. and its then Executive
                              Officers (filed as Exhibit 10.6 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

                                  EXHIBIT INDEX

S-K Item
601No.                                Document
--------------------------------------------------------------------------------


*10.5 (a)             --      Employment Agreement dated as of August 1, 1993
                              between Libbey Inc. and Kenneth G. Wilkes (filed as an Exhibit 10.6(a) to Registrant's Annual
                              Report on Form 10-K for the year ended December
                              31, 1993 and incorporated herein by reference).

*10.6                 --      Form of Non-Qualified Stock Option Agreement
                              between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to
                              Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.7                 --      Description of Libbey Inc. Senior Executive Life
                              Insurance Plan (filed as Exhibit 10.9 to
                              Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.8                 --      Libbey Inc. Senior Management Incentive Plan
                              (filed as Exhibit 10.10 to Registrant's Annual
                              Report on Form 10-K for the year ended December
                              31, 1993 and incorporated herein by reference).

*10.9                 --      Libbey Inc. Deferred Compensation Plan for Outside
                              Directors (filed as Exhibit 10.11 to Registrant's
                              Annual Report on Form 10-K for the year ended
                              December 31, 1993 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------

S-K Item
601No.                                Document
--------------------------------------------------------------------------------


*10.10                --      Libbey Inc. Executive Savings Plan (filed as
                              Exhibit 10.13 to Registrant's Annual Report on
                              Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

*10.11                --      The Amended and Restated Libbey Inc. Stock Option
                              Plan for Key Employees (filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

*10.12                --      Form of Non-qualified Stock Option Agreement
                              between Libbey Inc. and Charles S. Goodman under
                              Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.16 to the
                              Registrant's current Report on Form 8-K dated
                              October 10, 1995 and incorporated herein by reference).

 10.13                --      Libbey Inc. Guarantee dated as of October 10, 1995
                              in favor of The Pfaltzgraff Co., The Pfaltzgraff
                              Outlet Co. and Syracuse China Company of Canada
                              Ltd. guaranteeing certain obligations of LG
                              Acquisition Corp. and Libbey Canada Inc. under the
                              Asset Purchase Agreement for the Acquisition of
                              Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to the Registrant's Current Report on Form 8-K dated
                              October 10, 1995 and incorporated herein by reference).


 10.14                --      Susquehanna Pfaltzgraff Co. Guarantee dated as of
                              October 10, 1995 in favor of LG Acquisition Corp.
                              and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The
                              Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit
                              2.0) in the event certain contingencies occur
                              (filed as Exhibit 10.18 to the Registrant's
                              Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

                                  EXHIBIT INDEX
                                  -------------

S-K Item
601No.                                Document
--------------------------------------------------------------------------------

 10.15                --      Letter Agreement dated as of October 10, 1995 by
                              and between The Pfaltzgraff Co., The Pfaltzgraff
                              Outlet Co., Syracuse China Company of Canada Ltd.,
                              LG Acquisition Corp. and Libbey Canada Inc.
                              amending the Letter Agreement dated September 22,
                              1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit
                              2.0) (filed as Exhibit 10.19 to the Registrant's
                              Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

*10.16                --      Employment Agreement dated as of April 1, 1996
                              between Libbey Inc. and John A. Zarb (filed as
                              Exhibit 10.21 to Registrant's Quarterly Report on
                              Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

*10.17                --      The Amended and Restated Libbey Inc. Senior
                              Management Incentive Plan (filed as Exhibit
                              10.22 to Registrant's Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.18                --      First Amended and Restated Libbey Inc. Executive
                              Savings Plan (filed as Exhibit 10.23 to
                              Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

                                  EXHIBIT INDEX

S-K Item
601No.                                Document
--------------------------------------------------------------------------------



*10.19                --      Employment Agreement dated as of January 1, 1997
                              between Libbey Inc. and Timothy T. Paige (filed as
                              Exhibit 10.24 to Registrant's Annual Report on
                              Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 10.20                --      The Second Amended and Restated Credit Agreement
                              dated as of April 23, 1997 to the First Amended and Restated Credit Agreement dated as of July 17,
                              1995 among Libbey Glass Inc. and Libbey Canada
                              Inc. as Borrowers, the lenders listed therein, The
                              Bank of Nova Scotia, as Canadian Agent, The First
                              National Bank of Chicago, as Syndication Agents,
                              NationsBank, N.A., as Documentation Agent, The
                              Bank of New York, The Bank of Nova Scotia, Caisse
                              National De Credit Agricole, Fleet Bank, N.A. and
                              Keybank National Association, as Co-Agents and
                              Bankers Trust Company, as Administrative Agent
                              (filed as Exhibit 10.25 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference). .
                              10.26 -- Amended and Restated Distribution
                              Agreement dated to be effective as of August 29, 1997, by and among Vitro, S.A., Vitrocrisa, S.A.
                              de C.V., Libbey Inc. and Libbey Glass Inc. whereby
                              Libbey Glass Inc. will distribute certain products
                              (filed as Exhibit 10.26 to Registrant's Current
                              Report on Form 8-K/A dated August 29, 1997
                              Amendment No. 1 and incorporated herein by reference).

 10.21                --      Amended and Restated Distribution Agreement dated
                              to be effective as of August 29, 1997, by and among Vitro, S.A., Vitrocrisa, S.A. de C.V.,
                              Libbey Inc. and Libbey Glass Inc. whereby
                              Vitrocrisa, S.A. de C.V. will distribute certain products (filed as Exhibit 10.27 to Registrant's
                              Current Report on Form 8-K /A dated August 29,
                              1997 Amendment No. 1 and incorporated herein by reference).

 10.22                --      Vitrocrisa, S.A. de C.V. Shareholders Agreement
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

                                  EXHIBIT INDEX

S-K Item
601No.                                Document
--------------------------------------------------------------------------------


 10.23                --      Vitrocrisa Holding, S.A. de C.V. Shareholders
                              Agreement dated to be effective as of August
                              29,1997 by and among Libbey Inc., LGA3 Corp.,
                              Vitro, S.A. and Vitrocrisa Holding, S.A. de C.V.
                              (filed as Exhibit 10.29 to Registrant's Current
                              Report on Form 8-K /A dated August 29, 1997
                              Amendment No. 1 and incorporated herein by reference).

 10.24                --      Amended and Restated Covenant Not to Compete dated
                              to be effective as of August 29, 1997 by and between Libbey Inc. and Vitro, S.A. (filed as
                              Exhibit 10.30 to Registrant's Current Report on
                              Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.25                --      Crisa Libbey, S.A. de C.V. Shareholders Agreement
                              dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro, S.A. and
                              Crisa Libbey, S.A. de C.V. (filed as Exhibit 10.31 to Registrant's Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.26                --      Limited Liability Company Agreement of Crisa
                              Industrial, L.L.C. dated to be effective as of August 29, 1997 by and among Crisa Corporation,
                              LGA4 Corp., Vitro, S.A. and Libbey Inc. (filed as
                              Exhibit 10.32 to Registrant's Current Report on
                              Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.27                --      Management Services Agreement dated to be
                              effective August 29, 1997 by and between Libbey
                              Inc. and Vitrocrisa, S. A. de C.V. for services to be provided by one or more subsidiary corporations of Libbey Inc. (filed as Exhibit 10.33 to
                              Registrant's Current Report on Form 8-K /A dated
                              August 29, 1997 Amendment No. 1 and incorporated herein by reference).

*10.28                --      Employment Agreement dated as of September 1, 1997
                              between Libbey Inc. and Daniel P. Ibele (filed as
                              Exhibit 10.34 to Registrant's Current Report on
                              Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

*10.29                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and L. Frederick Ashton
                              (filed as Exhibit 10.35 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

                                  EXHIBIT INDEX

S-K Item
601No.                                Document
--------------------------------------------------------------------------------

*10.30                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Kenneth A. Boerger
                              (filed as Exhibit 10.36 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.31                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Dave F. Brown (filed as Exhibit 10.37 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.32                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Rob A. Bules (filed as Exhibit 10.38 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.33                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Robert A. Dunton
                              (filed as Exhibit 10.39 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.34                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Terry E. Hartman
                              (filed as Exhibit 10.40 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.35                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and William M. Herb
                              (filed as Exhibit 10.41 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.36                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Daniel P. Ibele
                              (filed as Exhibit 10.42 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.37                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Pete D. Kasper (filed as Exhibit 10.43 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.38                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and John F. Meier (filed as Exhibit 10.44 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.39                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Timothy T. Paige
                              (filed as Exhibit 10.45 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.40                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and John P. Pranckun
                              (filed as Exhibit 10.46 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.41                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Willie B. Purvis
                              (filed as Exhibit 10.47 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.42                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Richard I. Reynolds
                              (filed as Exhibit 10.48 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.43                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Scott M. Sellick
                              (filed as Exhibit 10.49 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.44                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Arthur H. Smith
                              (filed as Exhibit 10.50 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.45                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Kenneth G. Wilkes
                              (filed as Exhibit 10.51 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.46                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and John A. Zarb (filed as Exhibit 10.52 to Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.47                --      Change of Control Agreement dated as of May 27,
                              1998 between Libbey Inc. and Wayne J. Zitkus
                              (filed as Exhibit 10.53 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

   13                 --      1998 Annual Report to Shareholders for the year
                              ended December 31, 1998. Except for the
                              information that is expressly incorporated herein by reference, this exhibit is furnished for the information of the Securities and Exchange
                              Commission and is not deemed to be filed as part of this report.

   22                 --      Subsidiaries of the Registrant (filed herewith).

   23                 --      Consent of Independent Auditors (filed herewith).

   25                 --      Power of Attorney (filed herewith).

   27                 --      Financial Data Schedule -- year 1998
                              (filed herewith)

   99                 --      Safe harbor provisions of the Private Securities
                              Litigation Reform Act of 1995 (filed herewith).

*  Management Contract or Compensation Plan or Arrangement.