Form 10-Q
period 1999-03-31
LIBBEY INC
filed 1999-05-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (Mark one)

           (X)Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1999

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ X ]  No [   ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Common Stock, $.01 par value - 16,246,270 shares at April 30, 1999

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The interim results of operations are not necessarily indicative of results for the entire year.

                                   LIBBEY INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)


                                                               Three months ended March 31,
Revenues:                                                     1999                      1998
                                                              ----                      ----
     Net sales                                            $    95,280               $   90,088
     Royalties and net technical
         assistance income                                        765                      769
                                                          -----------               ----------
              Total revenues                                   96,045                   90,857
Costs and expenses:
     Cost of sales                                             71,344                   67,360
     Selling, general and administrative
         expenses                                              13,468                   12,709
     Capacity realignment charge                                2,227                       --
                                                          -----------               ----------
                                                               87,039                   80,069
                                                          -----------               ----------
Income from operations                                          9,006                   10,788
Other income:
     Equity earnings                                              476                    2,308
     Other - net                                                   (8)                     255
                                                          -----------               ----------
                                                                  468                    2,563
                                                          -----------               ----------
Earnings before interest and income taxes                       9,474                   13,351
Interest expense - net                                         (3,101)                  (3,423)
                                                          -----------               ----------
Income before income taxes                                      6,373                    9,928
Provision for income taxes                                      2,390                    3,823
                                                          -----------               ----------
Net income                                                $     3,983               $    6,105
                                                          ===========               ==========
Net income per share
     Basic                                                $      0.24               $     0.35
                                                          ===========               ==========
     Diluted                                              $      0.24               $     0.34
                                                          ===========               ==========
Dividends per share                                       $     0.075               $    0.075
                                                          ===========               ==========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                          March 31,                December 31,
                                                                            1999                       1998
                                                                            ----                       ----
                                                                         (unaudited)                  (Note)
ASSETS
Current assets:
     Cash                                                                $     1,857               $     3,312
     Accounts receivable:
         Trade, less allowances of $3,242 and $3,636                          47,166                    48,474
         Other                                                                 1,283                     1,323
                                                                         -----------               -----------
                                                                              48,449                    49,797
     Inventories:
         Finished goods                                                       87,630                    81,770
         Work in process                                                       5,910                     5,763
         Raw materials                                                         3,094                     3,134
         Operating supplies                                                      640                       695
                                                                         -----------               -----------
                                                                              97,274                    91,362

     Prepaid expenses and deferred taxes                                      10,512                    11,108
                                                                         -----------               -----------
Total current assets                                                         158,092                   155,579

Other assets:
     Repair parts inventories                                                  8,377                     8,633
     Intangibles, net of accumulated
         amortization of $2,419 and $2,343                                     9,786                     9,862
     Pension assets                                                           11,291                    10,701
     Deferred software, net of accumulated
         amortization of $4,479 and $3,974                                     6,007                     6,299
     Other assets                                                                731                       754
     Equity investments                                                       80,396                   80,437
     Goodwill, net of accumulated
         amortization of $13,507 and $13,126                                  47,554                    47,935
                                                                         -----------               -----------
                                                                             164,142                   164,621

Property, plant and equipment, at cost                                       237,180                   235,713
     Less accumulated depreciation                                           120,180                   116,242
                                                                         -----------               -----------
     Net property, plant and equipment                                       117,000                   119,471
                                                                         -----------               -----------
Total assets                                                             $   439,234               $   439,671
                                                                         ===========               ===========

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                               March 31,             December 31,
                                                                 1999                    1998
                                                                 ----                    ----
                                                              (unaudited)                (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                           $       737               $    14,932
Accounts payable                                                  17,699                    22,605
     Salaries and wages                                            9,492                    14,413
     Capacity realignment reserve                                 21,744                    19,929
     Accrued liabilities                                          26,749                    22,702
     Income taxes                                                  1,549                        --
     Long-term debt due within one year                           29,600                        --
                                                             -----------               -----------
Total current liabilities                                        107,570                    94,581

Long-term debt                                                   176,300                   176,300
Deferred taxes and other liabilities                              15,813                    16,184
Other long-term liabilities                                        6,425                     6,689
Nonpension retirement benefits                                    50,644                    51,057


Shareholders' equity:
     Common stock, par value $.01
       per share, 50,000,000 shares
       authorized, 17,719,070 shares
       issued and outstanding, less
       1,472,800 treasury shares
       (17,707,570 shares issued
       and outstanding, less 875,000 treasury
       shares in 1998)                                               162                       168
     Capital in excess of par value                              282,172                   281,956
     Treasury stock                                              (42,707)                  (27,250)
     Deficit                                                    (155,841)                 (158,602)
     Accumulated other comprehensive loss                         (1,304)                   (1,412)
                                                             -----------               -----------
Total shareholders' equity                                        82,482                    94,860
                                                             ===========               ===========
Total liabilities and shareholders' equity                   $   439,234               $   439,671
                                                             ===========               ===========

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                             Three months ended March 31,
                                                                            1999                     1998
                                                                            ----                     ----
Operating activities
  Net income                                                             $   3,983                $   6,105
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
        Depreciation                                                         3,976                    4,508
        Amortization                                                           962                      866
        Other non-cash charges                                              (1,444)                     164
        Equity earnings                                                       (476)                  (2,308)
        Capacity realignment charge                                          2,227                       --
        Net change in components of working
           capital and other assets                                         (8,706)                 (15,833)
                                                                         ---------                ---------
Net cash provided by (used in) operating activities                            522                   (6,498)

Investing activities
  Additions to property, plant and equipment                                (1,470)                  (4,178)
  Dividends received from equity investment                                    517                   14,232
                                                                         ---------                ---------
     Net cash provided by (used in) investing activities                      (953)                  10,054

Financing activities
  Net bank credit facility activity                                         29,600                   (3,702)
  Other net borrowings                                                     (14,195)                      26
  Stock options exercised                                                      216                      402
  Treasury shares purchased                                                (15,463)                      --
  Dividends                                                                 (1,221)                  (1,319)
                                                                         ---------                ---------
Net cash used in financing activities                                       (1,063)                  (4,593)
                                                                         ---------                ---------
Effect of exchange rate fluctuations on cash                                    39                       15
                                                                         ---------                ---------
Decrease in cash                                                            (1,455)                  (1,022)

Cash at beginning of year                                                    3,312                    2,634
                                                                         ---------                ---------
Cash at end of period                                                    $   1,857                $   1,612
                                                                         =========                =========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at March 31, 1999. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At March 31, 1999 the Company had $5.3 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $100 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 1999 was 6.48% for an average remaining period of 2.4 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.2% at March 31, 1999.

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


2.   SIGNIFICANT SUBSIDIARY

Summarized combined financial information for equity investments, which includes the 49% ownership in Vitrocrisa, which manufactures, markets and sells glass tableware (e.g. beverageware, plates, bowls, serveware and accessories) and industrial glassware glassware (e.g. coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers) and the 49% ownership in Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa, for 1999 and 1998 is as follows:


                                                           March 31,              December 31,
                                                             1999                     1998
                                                             ----                     ----
Current assets                                            $   78,091                $  61,457
Non-current assets                                           129,518                  134,208
                                                          ----------                ---------
  Total assets                                               207,609                  195,665
Current liabilities                                           76,695                   90,037
Other liabilities and deferred items                         106,608                   96,068
                                                          ----------                ---------
  Total liabilities and deferred items                       183,303                  186,105
                                                          ----------                ---------
Net assets                                                $   24,306                $   9,560
                                                          ==========                =========


                                                             For three months ending
                                                                      March 31,
                                                               1999            1998
                                                               ----            ----
Net sales                                                 $   41,356        $  40,618
  Cost of sales                                               29,945           22,700
                                                          ----------        ---------
Gross profit                                                  11,411           17,918
  General expenses                                             4,324            8,296
                                                          ----------        ---------
Earnings before finance costs                                  7,087            9,623
  Integral financing costs                                     3,516            2,128
  Other income (loss)                                           (644)             154
  Income taxes and profit sharing                              1,091            2,228
                                                          ----------        ---------
Net income                                                $    1,836        $   5,421
                                                          ==========        =========

The 1998 numbers reflect Crisa Industrial, L.L.C. results as of January 31,
1998.



3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $2,951 and $3,203 for the first three months of 1999 and 1998, respectively. Income taxes paid in cash aggregated $963 and $1,713 for the first three months of 1999 and 1998, respectively.



4.   NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per-share amounts):


Quarter ended March 31,                                     1999                    1998
-----------------------                                     ----                    ----
Numerator for basic and diluted
   earnings per share--net income
   which is available to common
   shareholders                                        $      3,983             $      6,105
Denominator for basic earnings per
   share--weighted-average shares
   outstanding                                           16,401,293               17,585,664
Effect of dilutive securities--
   employee stock options                                   325,055                  449,889
                                                       ------------             ------------
Denominator for diluted earnings
   per share--adjusted weighted-
   average shares and assumed
   conversions                                           16,726,348               18,035,553

Basic earnings per share                               $       0.24             $       0.35
Diluted earnings per share                             $       0.24             $       0.34

5.   COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the first quarter of 1999 and 1998, total comprehensive income amounted to $4,091 and $6,208 respectively.


6.   NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Statement 133 is effective for fiscal years beginning after June 15, 1999, and the Company has not determined its impact.


7.   CAPACITY REALIGNMENT CHARGE

On December 31, 1998 the Board of Directors of the Company approved a capacity realignment plan, which includes reallocating a portion of the current production of the Company's Wallaceburg, Ontario facility to its glassware facilities in the United States to improve its cost structure and more fully utilize available capacity. A portion of Wallaceburg's production will be absorbed by the Company's joint venture in Mexico, Vitrocrisa. The Company will service its Canadian glass tableware customers from its remaining manufacturing and distribution network, which includes locations in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. The Company also announced that it will exit the production of bottleware, a niche, low-margin business for the Company. In connection with this plan, the Company recorded a capacity realignment charge in the fourth quarter of 1998 of $20.0 million which includes $10.0 million for severance and related employee costs, $7.6 million for write off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs. An additional charge was recorded in the first quarter 1999 of $2.2 million, which includes $1.5 million for enhanced severance, and related employee costs, $.3 million for write-off of fixed assets (primarily equipment) and $.4 million for write-off of inventories and other costs.

The Wallaceburg facility is expected to cease production on or around May 31, 1999, and the warehouse operations will terminate later in 1999. The fixed assets, supply inventories and repair parts not being transferred have been written down to a nominal amount. The Wallaceburg facility is presently held for sale; however if a buyer is not located it will be abandoned. The Company will terminate the employment of virtually all of its 560 salary and hourly employees and included severance and related employee costs in its capacity realignment charge based on when the benefits were known by the employees. These severance and related employee costs will be paid primarily when production ceases.

The following table sets forth the details and activity of the various components of the capacity realignment reserve for the first quarter 1999.


                          Balance          Provision                                                  Balance
                            as of           charged                               Effect of            as of
                          December            to                 Cash            Translation          March 31,
Activity                  31, 1998         Expense            Payments           Adjustments           1999
--------                  --------         ---------          --------           -----------          --------
Severance
  and related
  employee
  cost                   $   9,946         $   1,502           $    (678)        $    141             $  10,911
Asset write-
  downs:
  Fixed
  assets                     7,619               323                  --              101                 8,043
  Inventories
  and other                  2,364               402                  --               24                 2,790
                         ---------         ---------           ---------         --------             ---------
Total                    $  19,929         $   2,227           $    (678)        $    266             $  21,744
                         =========         =========           =========         ========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998


                                                    Three months ended March 31,
                                                      1999               1998
                                                      ----               ----
                                                        (dollars in thousands)

Net sales                                           $  95,280         $  90,088

Gross profit  23,936                                   22,728
As a percentage of sales                                 25.1%             25.2%

Income from operations - excluding
     capacity realignment charge                       11,233            10,788
As a percentage of sales                                 11.8%             12.0%

Income from operations                              $   9,006         $  10,788
As a percentage of sales                                  9.5%             12.0%

Earnings before interest and
     income taxes                                   $   9,474         $  13,351
As a percentage of sales                                  9.9%             14.8%

Net income                                          $   3,983         $   6,105
As a percentage of sales                                  4.1%              6.8%

Net sales for the first quarter of 1999 of $95.3 million increased 5.8% from net sales of $90.1 million reported in the comparable period in 1998. Strong growth in glassware sales to foodservice and retail customers was the major contributor. In addition, Syracuse China experienced higher sales and sales of Libbey-branded dinnerware and flatware to retail customers made a contribution. Export sales, which include sales to Libbey's customers in Canada, were up 9.9%, increasing to $13.9 million from $12.6 million in the year-ago period reflecting, in part, recovery in some key export markets

Gross profit increased 5.3% to $23.9 million in the first quarter of 1999 compared to $22.7 million in the first quarter of 1998, and remained essentially the same as a percentage of sales of 25.1% from 25.2%.

Income from operations declined to $9.0 million from $10.8 million in the year-ago period. The reason for the decline was a $2.2 million capacity realignment charge related to the Company's plan to realign its glass tableware production. Excluding the capacity realignment charge, income from operations increased 4.1%. The increase was attributable to higher sales more than offsetting higher planned maintenance and selling expenses resulting from higher commission expense due to the addition of over 100 independent manufacturers' representatives announced in late 1998.

The capacity realignment charge primarily related to costs associated with the closure of the Company's Wallaceburg, Ontario, glassware plant, including employee severance payments and the disposition of assets. On December 31, 1998 the Board of Directors of the Company approved the capacity realignment plan, and established a reserve in the fourth quarter of 1998 of $20.0 for expenses related to the plan. The Company also announced, its expectation to add approximately $2.0 million to the reserve in the quarter ending March 31, 1999, primarily related to enhanced severance benefits. The additional charge actually recorded in the first quarter 1999 was $2.2 million, which includes $1.5 million for enhanced severance, and related employee costs, $.3 million for the write-off of fixed assets (primarily equipment) and $.4 million for the write-off of inventories and other costs. The Company expects the capacity realignment will provide savings of approximately $4.5 million in 1999, primarily as a result of lower costs and improved capacity utilization.

Earnings before interest and income taxes (EBIT) decreased 29.0% to $9.5 million from $13.4 million in the first quarter last year. Equity earnings declined to $0.5 from $2.3 million, primarily due to a strong year-ago period, translation losses from a stronger Mexican peso and a shift in sales to lower margin products for the Company's joint venture, Vitrocrisa. The lower equity earnings in addition to the capacity realignment charge were the principal contributors to the decline in EBIT.

Net income decreased by $2.1 million due to items discussed above partially offset by a decrease in the Company's effective tax rate from 38.5% in 1998 to 37.5% reflecting lower state income taxes and lower interest expense from lower debt levels.


CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $206.6 million at March 31, 1999, compared to $176.3 million at December 31, 1998. Seasonal increases in accounts receivable and inventory in 1999 were less than 1998 reducing the borrowings necessary to fund working capital. During the quarter, the Company purchased 597,800 shares pursuant to its share repurchase plan for $15.5 million. Since mid 1998, the Company has repurchased 1,472,800 shares for $42.7 million. Board authorization remains for the purchase of an additional 277,200 shares. In addition, Libbey received a dividend from its investment in Crisa Industrial of $.5 million in first quarter 1999 compared to a dividend from Vitrocrisa of $14.2 million late in first quarter 1998. The Company had additional debt capacity at March 31, 1999 under the Bank Credit Agreement of $168.8 million. Of Libbey's outstanding indebtedness, $106.6 million is subject to fluctuating interest rates at March 31, 1999. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.1 million on an annual basis as of March 31, 1999 and a change in interest expense.

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


Independent Review

In addition, the Company has engaged an independent consultant to assist in assessing Year 2000 readiness and remediation plans at its manufacturing facilities. The independent consultant is validating the Company's Year 2000 compliance process and findings to-date, utilizing its Year 2000 review process and systems. The review has been completed at one of the Company's manufacturing facilities and no material compliance issues were reported. A review of a second facility is completed and a report is currently pending. No material compliance issues are expected.


Contingency Plans

Each of the Company's manufacturing facilities and other operations material to the functioning of the business has established Year 2000 compliance steering committees to address the issue. Each committee is establishing contingency plans should the Company experience business interruption due to the Year 2000 issue. Target date for completion of contingency plans is May 31, 1999.


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


Financial Impact

The financial impact of making the required changes, excluding the cost of internal Company employee time and the costs required to upgrade and replace systems and equipment in the normal course of business, is expected to be less than $500,000, representing a small portion of the budget for information technology expenses, and has been and will be charged to expense as incurred and funded from internally generated cash flow. To date, approximately $155,000 has been expensed. Additionally, approximately $1.7 million has been spent in capital on upgrades to the Company's enterprise resource planning system and laptop computers that also achieved Year 2000 compliance.

Suppliers

The Company has communicated with its significant suppliers and 72% responded they are currently Year 2000 compliant, 96% expected compliance by December 31, 1999, and 4% have not yet replied.

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

The Company cannot predict the ability of its equity investments, Vitrocrisa and/or Crisa Industrial L.L.C., to achieve Year 2000 compliance by the end of 1999, nor the impact on the future operating results of the Company. Vitrocrisa and Crisa Industrial L.L.C. currently have plans and programs in place to review and address Year 2000 compliance as part of the Vitro S.A., our partner in the equity investments, program. This program is being conducted independently from Libbey.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits

Exhibit
Number        Description
------        -----------
27            Other Financial Information

Exhibit
Number        Description
------        -----------
(b.)          A form 8-K was filed during the first quarter, dated January
              4, 1999, with respect to an announcement that on December
              31, 1998 the Board of Directors authorized the plans to
              realign production capacity with an expected restructuring charge of $20 million in the fourth quarter 1998 and an
              expected change of $2 million in the first quarter 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LIBBEY INC.
Date May 14, 1999                   By    /s/ Kenneth G. Wilkes
    --------------------------        --------------------------------
                                    Kenneth G. Wilkes,
                                    Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
  NO.         DESCRIPTION
  --          -----------
27            Other Financial Information