Form 10-Q
period 1999-06-30
LIBBEY INC
filed 1999-08-16
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999

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

         Common Stock, $.01 par value - 16,258,503 shares at July 31, 1999

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                    Three months ended June 30,
Revenues:                                            1999                1998
                                                     ----                ----
     Net sales                                     $ 112,923           $ 113,673

     Royalties and net technical
         assistance income                               578                 751
                                                   ---------           ---------
Total revenues                                       113,501             114,424

Costs and expenses:
     Cost of sales                                    72,694              79,569

     Selling, general and administrative
         expenses                                     16,915              12,795
                                                   ---------           ---------

                                                      89,609              92,364
                                                   ---------           ---------

Income from operations                                23,892              22,060

Other income:
     Equity earnings                                     676               3,727
     Other - net                                         379                (175)
                                                   ---------           ---------
                                                       1,055               3,552
                                                   ---------           ---------

Earnings before interest and income taxes             24,947              25,612

Interest expense - net                                (3,124)             (3,260)
                                                   ---------           ---------

Income before income taxes                            21,823              22,352

Provision for income taxes                             8,184               8,605
                                                   ---------           ---------

Net income                                         $  13,639           $  13,747
                                                   =========           =========

Net income per share
     Basic                                         $    0.84           $    0.78
                                                   =========           =========
     Diluted                                       $    0.82           $    0.76
                                                   =========           =========


Dividends per share                                $   0.075           $   0.075
                                                   =========           =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                     Six months ended June 30,
Revenues:                                             1999               1998
                                                      ----               ----
     Net sales                                     $ 208,203           $ 203,761

     Royalties and net technical
         assistance income                             1,343               1,520
                                                   ---------           ---------
Total revenues                                       209,546             205,281

Costs and expenses:
     Cost of sales                                   144,038             146,929

     Selling, general and administrative
         expenses                                     30,383              25,504

     Capacity realignment charge                       2,227                --
                                                   ---------           ---------

                                                     176,648             172,433
                                                   ---------           ---------

Income from operations                                32,898              32,848

Other income:
     Equity earnings                                   1,152               6,035
     Other - net                                         371                  80
                                                   ---------           ---------
                                                       1,523               6,115
                                                   ---------           ---------

Earnings before interest and income taxes             34,421              38,963

Interest expense - net                                (6,225)             (6,683)
                                                   ---------           ---------

Income before income taxes                            28,196              32,280

Provision for income taxes                            10,574              12,428
                                                   ---------           ---------

Net income                                         $  17,622           $  19,852
                                                   =========           =========

Net income per share
     Basic                                         $    1.08           $    1.13
                                                   =========           =========
     Diluted                                       $    1.06           $    1.10
                                                   =========           =========


Dividends per share                                $    0.15           $    0.15
                                                   =========           =========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     June 30,         December 31,
                                                       1999               1998
                                                       ----               ----
                                                    (unaudited)          (Note)
ASSETS
Current assets:
     Cash                                             $  2,352          $  3,312
     Accounts receivable:
         Trade, less allowances of $4,337
            and $3,636                                  50,653            48,474
         Other                                           1,407             1,323
                                                      --------          --------
                                                        52,060            49,797
     Inventories:
         Finished goods                                 91,868            81,770
         Work in process                                 5,784             5,763
         Raw materials                                   3,013             3,134
         Operating supplies                                615               695
                                                      --------          --------
                                                       101,280            91,362

     Prepaid expenses and deferred taxes                 9,530            11,108
                                                      --------          --------
Total current assets                                   165,222           155,579

Other assets:
     Repair parts inventories                            6,834             8,633
     Intangibles, net of accumulated
         amortization of $2,495 and $2,343               9,710             9,862
     Pension assets                                     12,111            10,701
     Deferred software, net of accumulated
         amortization of $4,982 and $3,974               5,589             6,299
     Other assets                                          653               754
     Equity investments                                 81,072            80,437
     Goodwill, net of accumulated
         amortization of $13,888 and $13,126            47,173            47,935
                                                      --------          --------
                                                       163,142           164,621

Property, plant and equipment, at cost                 239,985           235,713
     Less accumulated depreciation                     124,155           116,242
                                                      --------          --------
     Net property, plant and equipment                 115,830           119,471
                                                      --------          --------
Total assets                                          $444,194          $439,671
                                                      ========          ========

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                      June 30,          December 31,
                                                       1999                 1998
                                                       ----                 ----
                                                    (unaudited)            (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                   $  12,716           $  14,932
     Accounts payable                                   15,945              22,605
     Salaries and wages                                 10,475              14,413
     Capacity realignment reserve                       14,810              19,929
     Accrued liabilities                                29,370              22,702
     Income taxes                                        9,046                --
     Long-term debt due within one year                  7,052                --
                                                     ---------           ---------
Total current liabilities                               99,414              94,581

Long-term debt                                         176,300             176,300
Deferred taxes                                          15,441              16,184
Other long-term liabilities                              7,437               6,689
Nonpension retirement benefits                          50,451              51,057


Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 17,726,303 shares
         issued and outstanding, less
         1,472,800 treasury shares
         (17,707,570 shares issued and
         outstanding, less 875,000 treasury
         shares in 1998)                                   162                 168
     Capital in excess of par value                    282,317             281,956
     Treasury stock                                    (42,707)            (27,250)
     Deficit                                          (143,421)           (158,602)
     Accumulated other comprehensive
         loss                                           (1,200)             (1,412)
                                                     ---------           ---------
Total shareholders' equity                              95,151              94,860
                                                     ---------           ---------
Total liabilities and shareholders'
   equity                                            $ 444,194           $ 439,671
                                                     =========           =========

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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                            Six months ended June 30,
                                                             1999               1998
                                                             ----               ----
Operating activities
     Net income                                            $ 17,622           $ 19,852
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation                                    8,178              8,755
              Amortization                                    1,922              1,708
              Other non-cash charges                         (1,807)             1,160
              Equity earnings                                (1,152)            (6,035)
              Capacity realignment charge                     2,227               --
              Net change in components of working
                  capital and other assets                  (11,501)           (12,394)
                                                           --------           --------
Net cash provided by operating activities                    15,489             13,046

Investing activities
     Additions to property, plant and
         equipment                                           (4,299)           (11,073)
     Dividends received from equity
         investment                                             517             14,232
                                                           --------           --------
         Net cash provided by (used in)
              investing activities                           (3,782)             3,159

Financing activities
     Net bank credit facility activity                        7,052            (14,482)
     Other net borrowings                                    (2,216)             1,129
     Stock options exercised                                    361                851
     Treasury shares purchased                              (15,463)              --
     Dividends                                               (2,441)            (2,640)
                                                           --------           --------
Net cash used in financing activities                       (12,707)           (15,142)
                                                           --------           --------

Effect of exchange rate fluctuations
     on cash                                                     40                  7
                                                           --------           --------

Increase(decrease) in cash                                     (960)             1,070

Cash at beginning of year                                     3,312              2,634
                                                           --------           --------

Cash at end of period                                      $  2,352           $  3,704
                                                           ========           ========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.15% and 0.275%, respectively, at June 30, 1999. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At June 30, 1999 the Company had $5.2 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $100 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 1999 was 6.56% for an average remaining period of 2.2 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.5% at June 30, 1999.

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


2. SIGNIFICANT SUBSIDIARY

Summarized combined financial information for equity investments, which includes the 49% ownership in Vitrocrisa, which manufactures, markets and sells glass tableware (e.g. beverageware, plates, bowls, serveware and accessories) and industrial glassware (e.g. coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers) and the 49% ownership in Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa, for 1999 and 1998 is as follows:

                                                                               June 30,                 December 31,
                                                                                 1999                       1998
                                                                               --------                 ------------
Current assets                                                                 $ 70,846                   $ 61,457
Non-current assets                                                              132,856                    134,208
------------------------------------------------------------------ ------------------------- ------------------------
  Total assets                                                                  203,702                    195,665
Current liabilities                                                             104,139                     90,037
Other liabilities and deferred items                                             87,174                     96,068
------------------------------------------------------------------ ------------------------- ------------------------
     Total liabilities and deferred items                                       191,313                    186,105
------------------------------------------------------------------ ------------------------- ------------------------
Net assets                                                                     $ 12,389                   $  9,560
================================================================== ========================= ========================

                                                                                     For three months ending
                                                                                            June 30,
                                                                   --------------------------------------------------
                                                                                   1999                    1998
                                                                                   ----                    ----
Net sales                                                                       $ 48,055                 $ 53,217
  Cost of sales                                                                   33,276                   33,297
                                                                   ------------------------- ------------------------
Gross profit                                                                      14,779                   19,920
  General expenses                                                                 5,000                    8,512
                                                                   ------------------------- ------------------------
Earnings before finance costs                                                      9,779                   11,408
  Integral financing costs                                                         3,062                    2,420
  Other income (loss)                                                               (731)                     764
  Income taxes and profit sharing                                                  3,741                    1,289
------------------------------------------------------------------ ------------------------- ------------------------
Net income                                                                      $  2,245                 $  8,463
================================================================== ========================= ========================

                                                                                 For six months ending
                                                                                       June 30,
                                                                   --------------------------------------------------
                                                                                   1999                    1998
                                                                                   ----                    ----
Net sales                                                                       $ 89,410                 $ 93,835
  Cost of sales                                                                   63,221                   55,997
                                                                   ------------------------- ------------------------
Gross profit                                                                      26,189                   37,838
  General expenses                                                                 9,323                   16,807
                                                                   ------------------------- ------------------------
Earnings before finance costs                                                     16,866                   21,031
  Integral financing costs                                                         6,578                    4,547
  Other income (loss)                                                             (1,375)                     918
  Income taxes and profit sharing                                                  4,832                    3,518
------------------------------------------------------------------ ------------------------- ------------------------
Net income                                                                      $  4,081                 $ 13,884
================================================================== ========================= ========================



3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $5,802 and $6,345 for the first six months of 1999 and 1998, respectively. Income taxes paid in cash aggregated $1,272 and $6,489 for the first six months of 1999 and 1998, respectively.



4.   NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per-share amounts):

Quarter ended June 30,                             1999                 1998
-----------------------------------                ----                 ----

Numerator for basic and diluted
  earnings per share--net income
  which is available to common
  shareholders                              $    13,639          $    13,747

Denominator for basic earnings per
  share--weighted-average shares
  outstanding                                16,247,497           17,607,457

Effect of dilutive securities--
  employee stock options                        345,486              455,679
                                            -----------          -----------
Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                                16,592,983           18,063,136

Basic earnings per share                    $      0.84          $      0.78
Diluted earnings per share                  $      0.82          $      0.76


Six Months ended June 30,                          1999                 1998
-----------------------------------                ----                 ----

Numerator for basic and diluted
  earnings per share--net income
  which is available to common
  shareholders                              $    17,622          $    19,852
Denominator for basic earnings per
  share--weighted-average shares
  outstanding                                16,323,970           17,596,621
Effect of dilutive securities--
  employee stock options                        334,966              447,573
                                            -----------          -----------
Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
conversions                                  16,658,936           18,044,194

Basic earnings per share                    $      1.08          $      1.13
Diluted earnings per share                  $      1.06          $      1.10

5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the second quarter of 1999 and 1998, total comprehensive income amounted to $13,743 and $13,276 respectively. For the first six months of 1999 and 1998 comprehensive income amounted to $17,834 and $19,484 respectively.


6.  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Statement 133 is effective for fiscal years beginning after June 15, 2000, and the Company has not determined its impact.


7.    CAPACITY REALIGNMENT CHARGE

On December 31, 1998 the Board of Directors of the Company approved a capacity realignment plan, which includes reallocating a portion of the current production of the Company's Wallaceburg, Ontario facility to its glassware facilities in the United States to improve its cost structure and more fully utilize available capacity. A portion of Wallaceburg's production is being absorbed by the Company's joint venture in Mexico, Vitrocrisa. The Company is servicing its Canadian glass tableware customers from its remaining manufacturing and distribution network, which includes locations in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. The Company also announced that it will exit the production of bottleware, a niche, low-margin business for the Company. In connection with this plan, the Company recorded a capacity realignment charge in the fourth quarter of 1998 of $20.0 million which includes $10.0 million for severance and related employee costs, $7.6 million for write off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs. An additional charge was recorded in the first quarter 1999 of $2.2 million, which includes $1.5 million for enhanced severance and related employee costs, $.3 million for write-off of fixed assets (primarily equipment) and $.4 million for write-off of inventories and other costs.

The Wallaceburg facility ceased production in May, 1999, and the warehouse operations will terminate later in 1999. The fixed assets, supply inventories and repair parts not being transferred have been written down to a nominal amount. The Wallaceburg facility is presently held for sale; however, if a buyer is not located it will be abandoned. The Company terminated the employment of virtually all of its 560 salary and hourly employees at Wallaceburg and included severance and related employee costs in its capacity realignment charge at the time when such severance amounts were disclosed to the employees. These severance and related employee costs primarily were paid when production ceased.

The following table sets forth the details and activity of the various components of the capacity realignment reserve for the first six months of 1999.

                                                           Write-
                        Balance            Provision       off of                                                Balance
                        as of              charged         Assets                          Effect of             as of
                        December           to              to              Cash            Translation           June 30,
Activity                31, 1998           Expense         Reserve         Payments        Adjustments           1999
--------                --------           -------         -------         --------        -----------           ----
Severance
   and related
   employee
   cost                   $9,946           $1,502             --           $(7,936)            $450              $ 3,962

Asset write-
   downs:
   Fixed
   assets                  7,619              323            $ 13                --             242                8,197
   Inventories
   and other               2,364              402             (54)            (138)              77                2,651
----------------------- ---------------- ---------------- ---------------- --------------- -------------------- ------------------

Total                    $19,929           $2,227            $(41)         $(8,074)            $769              $14,810
======================= ================ ================ ================ =============== ==================== ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

                                          Three months ended
                                               June 30,
                                     ----------------------------
                                         (dollars in thousands)
                                        1999               1998
                                      --------            ------
Net sales                             $112,923           $113,673

Gross profit                            40,229             34,104
As a percentage of sales                  35.6%              30.0%

Income from operations                $ 23,892           $ 22,060
As a percentage of sales                  21.2%              19.4%

Earnings before interest and
     income taxes                     $ 24,947           $ 25,612
As a percentage of sales                  22.1%              22.5%

Net income                            $ 13,639           $ 13,747
As a percentage of sales                  12.1%              12.1%

Net sales for the second quarter of 1999 of $112.9 million decreased 0.7% from net sales of $113.7 million reported in the comparable period in 1998. Lower sales of low-margin bottleware were slightly offset by increased sales of glassware and dinnerware to foodservice customers offset. As part of its capacity realignment program approved at the end of 1998, the Company decided to close its Wallaceburg, Ontario, Canada plant and ceased manufacturing low-margin glass bottleware for industrial applications on May 31, 1999. Sales of these products totaled approximately $8 million for the full year 1998. Export sales, which include sales to Libbey's customers in Canada, were down 13.4%, decreasing to $13.2 million from $15.3 million in the year-ago period reflecting the lower bottleware sales to Canadian customers.

Gross profit increased 18.0% to $40.2 million in the second quarter of 1999 compared to $34.1 million in the second quarter of 1998, and increased as a percentage of sales to 35.6% from 30.0% due to higher sales of more profitable products and lower costs due to improved utilization of the Company's glassware plants.

Income from operations increased to $23.9 million from $22.1 million in the year-ago period. The gross profit improvement offset increases in selling, general and administrative expenses of $4.1 million. Increases in legal expenses, primarily due to litigation brought against Oneida Ltd. to enforce the Company's intellectual property, bad debt provisions and higher sales commission expense totaled approximately $3.4 million and were major contributors to the increase in selling, general and administrative expenses.

Earnings before interest and income taxes (EBIT) were $24.9 million compared with $25.6 million in the second quarter last year. Higher income from operations only partially offset a decline in equity earnings to $0.7 million from $3.7 million in the year-ago period. Equity earnings, primarily attributable to the Company's joint venture in Mexico, Vitrocrisa, declined due to Vitrocrisa's lower operating earnings and the impact of a stronger Mexican peso compared with the year-ago quarter.

Net income was $13.6 million compared with $13.7 million in the year-ago period. A reduction in the Company's effective tax rate to 37.5 percent from 38.5 percent in the year-ago quarter offset lower EBIT.

RESULTS OF OPERATIONS - SIX MONTHS 1999 COMPARED WITH SIX MONTHS 1998

                                                  Six months ended
                                                      June 30,
                                           -----------------------------
                                                (dollars in thousands)
                                              1999               1998
                                            --------           --------
Net sales                                   $208,203           $203,761

Gross profit                                  64,165             56,832
As a percentage of sales                        30.8%              27.9%

Income from operations - excluding
     capacity realignment charge              35,125             32,848
As a percentage of sales                        16.9%              16.1%

Income from operations                      $ 32,898           $ 32,848
As a percentage of sales                        15.8%              16.1%

Earnings before interest and
     income taxes                           $ 34,421           $ 38,963
As a percentage of sales                        16.5%              19.1%

Net income                                  $ 17,622           $ 19,852
As a percentage of sales                         8.5%               9.7%

Net sales for the first six months of 1999 of $208.2 million increased 2.2% from net sales of $203.8 million reported in the comparable period in 1998. Export sales, which include sales to Libbey's customers in Canada, were down 3.4%, decreasing to $26.4 million from $27.3 million in the year-ago period reflecting lower bottleware sales to Canadian customers. In addition, the Company is aware of the potential of increased competition from foreign suppliers endeavoring to sell glass tableware into the United States market, including the foodservice channel of distribution. The Company is in the process of assessing the effect, if any, of such increased competition on the Company.

Gross profit increased 12.9% to $64.2 million in the first six months of 1999 compared to $56.8 million in the first six months of 1998, and increased as a percentage of sales to 30.8% from 27.6% due to higher sales of more profitable products and lower costs due to improved utilization of the Company's glassware plants.

Income from operations increased to $32.9 million from $32.8 million in the year-ago period. The reason for the increase was higher gross margin offset by higher selling reflecting higher planned commission expense, general and administrative expenses as a percent of sales and a $2.2 million capacity realignment charge made in the first quarter related to the Company's plan to realign its glass tableware production. Increases in legal expenses, primarily due to litigation brought against Oneida Ltd. to enforce the Company's intellectual property, bad debt provisions and higher sales commission were major contributors to the increase in selling, general and administrative expenses. Excluding the capacity realignment charge, income from operations increased 6.9%

The capacity realignment charge primarily related to costs associated with the May, 1999, closure of the Company's Wallaceburg, Ontario, glassware plant, including employee severance payments and the disposition of assets. On December 31, 1998 the Board of Directors of the Company approved the capacity realignment plan, and established a reserve in the fourth quarter of 1998 of $20.0 for expenses related to the plan. The Company also announced its expectation to add approximately $2.0 million to the reserve in the quarter ending March 31, 1999, primarily related to enhanced severance benefits. The additional charge actually recorded in the first quarter 1999 was $2.2 million, which includes $1.5 million for enhanced severance and related employee costs, $.3 million for the write-off of fixed assets (primarily equipment) and $.4 million for the write-off of inventories and other costs. The Company expects that the capacity realignment will provide savings of approximately $4.5 million in 1999, primarily as a result of lower costs and improved capacity utilization.

Earnings before interest and income taxes (EBIT) declined to $34.4 million from $39.0 million due to lower equity earnings, resulting from the impact of a stronger Mexican peso and lower operating profits at the Company's joint venture in Mexico.

Net income was $17.6 million compared to $19.9 million in the year-ago period due to items discussed above partially offset by a decrease in the Company's effective tax rate from 38.5% in 1998 to 37.5% reflecting lower state income taxes, and lower interest expense from lower debt levels.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company had total debt of $196.1 million at June 30, 1999, compared to $191.2 million at December 31, 1998. Seasonal increases in accounts receivable and inventory in 1999 account for the increase in the borrowings necessary. During the first quarter, the Company purchased 597,800 shares pursuant to its share repurchase plan for $15.5 million. No additional shares were repurchased during the second quarter. Since mid 1998, the Company has repurchased 1,472,800 shares for $42.7 million. Board authorization remains for the purchase of an additional 277,200 shares. In addition, Libbey received a dividend from its investment in Crisa Industrial of $.5 million in first quarter 1999 compared to a dividend from Vitrocrisa of $14.2 million late in first quarter 1998. The Company had additional debt capacity at June 30, 1999 under the Bank Credit Agreement of $188.7 million. Of Libbey's outstanding indebtedness, $96.1 million is subject to fluctuating interest rates at June 30, 1999. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis as of June 30, 1999.

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

Independent Review

The Company engaged an independent consultant to assist in assessing Year 2000 readiness and remediation plans at its manufacturing facilities. The independent consultant validated the Company's Year 2000 compliance process and findings to-date, utilizing its Year 2000 review process and systems. The review has been completed. Two of the Company's manufacturing facilities, believed to be representative of all facilities were reviewed, and no material compliance issues were reported.

Contingency Plans

Each of the Company's manufacturing facilities and other operations material to the functioning of the business has established Year 2000 compliance steering committees to address the issue. Each committee has established contingency plans should the Company experience business interruption due to the Year 2000 issue.

State of Readiness

The Company is monitoring the Year 2000 issue in four phases, including assessment, remediation, testing and implementation. The state of readiness in each of these areas as well as the definition of each phase are presented below:

   Project
   Segment               Assessment              Remediation              Testing                   Implementation
   -------               ----------              -----------              -------                   --------------
IT areas:
   Mainframe           100% complete            95% complete           95% complete                  95% complete
   Other               100% complete            95% complete           95% complete                  95% complete
Non-IT areas           100% complete            95% complete           95% complete                  95% complete
Suppliers              100% complete            85% complete                     -                        -

Assessment = an inventory of Information Technology (IT), non-IT and third-party reliance affected by the Year 2000 issue.

Remediation = the changes to the code, obtaining compliant vendor software or obtaining reliance from third parties that the Year 2000 issue has been addressed.

Testing = the test of the changes to internally developed and vendor-upgraded software.

Implementation = the rollout of tested or vendor-certified Year 2000 compliant software into production. Selected testing with respect to implemented software that has been certified by the vendor to be Year 2000 compliant has been independently performed in an attempt to verify the vendor's certification.

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

Major portions of the Company's information technology are currently on Year 2000 compliant software. In 1998, the Company upgraded its enterprise resource planning system to a version certified by the vendor as Year 2000 compliant. In addition, the main computer systems supporting the Company's Syracuse China and World Tableware operations, which were acquired in 1995 and 1997, respectively, have been also converted to the upgraded software. The remaining portions of the Company's other systems are planned to be migrated or converted by year-end 1999.

Financial Impact

The financial impact of making the required changes, excluding the cost of internal Company employee time and the costs required to upgrade and replace systems and equipment in the normal course of business, is expected to be less than $500,000, representing a small portion of the budget for information technology expenses, and has been and will be charged to expense as incurred and funded from internally generated cash flow. To date, approximately $185,000 has been expensed. With respect to capital expenditures, approximately an additional $1.7 million has been spent and another $.4 million has been contractually committed on upgrades to the Company's enterprise resource planning system, other systems and desktop and laptop computers that also address Year 2000 compliance.

Suppliers

The Company has communicated with its significant suppliers and 85% responded they are currently or plan to be Year 2000 compliant by June 30, 1999, 97% expected compliance by December 31, 1999, and 3% have not yet replied.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted, contingency plans have been developed to cover any major failures of suppliers, customers and/or systems. However, certain risk factors may affect the Company's ability to be fully Year 2000 compliant by December 31, 1999, and its information systems to operate properly into the next century. These risk factors include, but are not limited to, the availability of necessary resources, both internal and external, to install new purchased software or reprogram existing systems and complete the necessary testing.

In addition, the Company cannot predict the ability of its suppliers and customers to achieve Year 2000 compliance by the end of 1999, nor the impact of either on the future operating results of the Company. The Company is dependent upon the availability of electricity, natural gas, water, certain raw materials, including sand and soda ash for glassware and clay for ceramic dinnerware manufacturing, to operate its factories. In addition, to operate its business, the Company is dependent upon the availability of transportation services, telecommunications services and packaging. Any interruptions in the availability of these or other key materials or services could have a material impact on the Company.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 1999, was 6.56% for an average remaining period of 2.2 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.46% at June 30, 1999. The Company had $96.1 million of debt subject to fluctuating interest rates at June 30, 1999. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              The Company and its subsidiary Libbey Glass Inc. are defendants in an antitrust suit filed on April 27, 1999 by Oneida Ltd. in the United States District Court for the Northern District of New York alleging anticompetitive and exclusionary actions by the defendants to restrain competition in the sale of glass tableware to the foodservice industry in the United States. The complaint seeks treble the damages allegedly sustained by Oneida Ltd. in an unspecified amount and injunctive relief. The case is in its preliminary stages; the pleadings are not completed, and discovery has not taken place. Although the outcome of the litigation is not determinable at this time, the Company believes that it has material factual and legal defenses to Oneida's claims and intends to vigorously defend this lawsuit.


ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
              On May 6, 1999, at the annual meeting of stockholders, Messrs. William A. Foley and Terence P. Stewart were elected as members of Class III of the board of directors for three year terms expiring on the date of the 2002 annual meeting. The results of the voting were:

                                           Directors

              Name                            For                Withheld
              ----                            ---                --------

              Mr. Foley                   12,241,348             337,808
              Mr. Stewart                 11,984,123             595,033

              A proposal to approve The 1999 Equity Participation Plan of Libbey Inc. was submitted to the meeting and approved. The results of the voting were:

              For                            Against              Abstain
              ---                            -------              -------

              10,973,575                     937,679              17,091

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

Exhibit
Number        Description

10.48 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and L. F. Ashton.

10.49 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier.

10.50 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Arthur H. Smith.

10.51 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds.

10.52 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes.

10.53 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige.

10.54 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John A. Zarb.

10.55 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele.

10.56 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Dave Brown.

10.57 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Willie Purvis.

10.58 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Robert Dunton.

10.59 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William Herb.

10.60 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne Zitkus.

10.61 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John P. Pranckun.

10.62 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth Boerger.

10.63 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete Kasper.

10.64 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Scott Sellick.

10.65 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob Bules.

10.66 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman.

27            Other Financial Information



      (b.)    No form 8-K's were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LIBBEY INC.

Date August 16, 1999          By /s/ Kenneth G. Wilkes
     -------------------        --------------------------------------
                              Kenneth G. Wilkes,
                              Vice President, Chief Financial Officer
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

            EXHIBIT
               NO.                              DESCRIPTION
               ---                              -----------

              10.48 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and L. F. Ashton.

              10.49 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier.

              10.50 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Arthur H. Smith.

              10.51 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds.

              10.52 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes.

              10.53 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige.

              10.54 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John A. Zarb.

              10.55 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele.

              10.56 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Dave Brown.

              10.57 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Willie Purvis.

            EXHIBIT
               NO.                              DESCRIPTION
               ---                              -----------

              10.58 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Robert Dunton.

              10.59 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William Herb.

              10.60 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne Zitkus.

              10.61 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John P. Pranckun.

              10.62 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth Boerger.

              10.63 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete Kasper.

              10.64 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Scott Sellick.

              10.65 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob Bules.

              10.66 Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman.

              27            Other Financial Information