Form 10-Q
period 1999-09-30
LIBBEY INC
filed 1999-11-15
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X)Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1999

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

         Common Stock, $.01 par value - 16,017,753 shares at October 31, 1999

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                            Three months ended September 30,
                                                 1999           1998
Revenues:                                        ----           ----
     Net sales                                $ 112,017      $ 109,604

     Royalties and net technical
         assistance income                        2,701            751
                                              ---------      ---------
           Total revenues                       114,718        110,355

Costs and expenses:
     Cost of sales                               74,808         76,801

     Selling, general and administrative
         expenses                                15,410         12,986
                                              ---------      ---------

                                                 90,218         89,787
                                              ---------      ---------

Income from operations                           24,500         20,568

Other income:
     Equity earnings                                656          4,733
     Other - net                                   (173)           946
                                              ---------      ---------
                                                    483          5,679
                                              ---------      ---------

Earnings before interest and income taxes        24,983         26,247

Interest expense - net                           (3,162)        (3,070)
                                              ---------      ---------

Income before income taxes                       21,821         23,177

Provision for income taxes                        7,933          8,923
                                              ---------      ---------

Net income                                    $  13,888      $  14,254
                                              =========      =========

Net income per share
     Basic                                    $    0.85      $    0.81
                                              =========      =========
     Diluted                                  $    0.84      $    0.79
                                              =========      =========


Dividends per share                           $   0.075      $   0.075
                                              =========      =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                            Nine months ended September 30,
Revenues:                                        1999           1998
                                                 ----           ----
     Net sales                                $ 320,220      $ 313,365

     Royalties and net technical
         assistance income                        4,044          2,271
                                              ---------      ---------
          Total revenues                        324,264        315,636

Costs and expenses:
     Cost of sales                              218,846        223,730

     Selling, general and administrative
         expenses                                45,793         38,490

     Capacity realignment charge                  2,227             --
                                              ---------      ---------

                                                266,866        262,220
                                              ---------      ---------

Income from operations                           57,398         53,416

Other income:
     Equity earnings                              1,808         10,768
     Other - net                                    198          1,026
                                              ---------      ---------
                                                  2,006         11,794
                                              ---------      ---------

Earnings before interest and income taxes        59,404         65,210

Interest expense - net                           (9,387)        (9,753)
                                              ---------      ---------

Income before income taxes                       50,017         55,457

Provision for income taxes                       18,507         21,351
                                              ---------      ---------

Net income                                    $  31,510      $  34,106
                                              =========      =========

Net income per share
     Basic                                    $    1.93      $    1.94
                                              =========      =========
     Diluted                                  $    1.89      $    1.89
                                              =========      =========


Dividends per share                           $   0.225      $   0.225
                                              =========      =========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                               September 30,  December 31,
                                                   1999          1998
                                                   ----          ----
                                                (unaudited)     (Note)
ASSETS
Current assets:
     Cash                                        $  2,541     $  3,312
     Accounts receivable:
         Trade, less allowances of $3,786
            and $3,636                             63,479       49,797

     Inventories:
         Finished goods                            95,574       81,770
         Work in process                            5,786        5,763
         Raw materials                              3,380        3,134
         Operating supplies                           531          695
                                                 --------     --------
                                                  105,271       91,362

     Prepaid expenses and deferred taxes           11,907       11,108
                                                 --------     --------
Total current assets                              183,198      155,579

Other assets:
     Repair parts inventories                       6,666        8,633
     Intangibles, net of accumulated
         amortization of $2,521 and $2,343          9,634        9,862
     Pension assets                                12,817       10,701
     Deferred software, net of accumulated
         amortization of $5,487 and $3,974          5,214        6,299
     Other assets                                     403          754
     Equity investments                            81,729       80,437
     Goodwill, net of accumulated
         amortization of $14,270 and $13,126       46,791       47,935
                                                 --------     --------
                                                  163,254      164,621

Property, plant and equipment, at cost            224,870      235,713
     Less accumulated depreciation                117,664      116,242
                                                 --------     --------
     Net property, plant and equipment            107,206      119,471
                                                 --------     --------
Total assets                                     $453,658     $439,671
                                                 ========     ========

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                               September 30,   December 31,
                                                   1999            1998
                                                   ----            ----
                                                (unaudited)       (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                              $   6,550      $  14,932
     Accounts payable                              20,132         22,605
     Salaries and wages                            12,813         14,413
     Capacity realignment reserve                   7,112         19,929
     Accrued liabilities                           23,541         22,702
     Income taxes                                  11,749             --
     Long-term debt due within one year            15,800             --
                                                ---------      ---------
Total current liabilities                          97,697         94,581

Long-term debt                                    176,300        176,300
Deferred taxes                                     15,069         16,184
Other long-term liabilities                         6,384          6,689
Nonpension retirement benefits                     53,661         51,057


Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 17,747,753 shares
         issued and outstanding, less
         1,597,800 treasury shares
         (17,707,570 shares issued and
         outstanding, less 875,000 treasury
         shares in 1998)                              161            168
     Capital in excess of par value               282,734        281,956
     Treasury stock                               (46,413)       (27,250)
     Deficit                                     (130,751)      (158,602)
     Accumulated other comprehensive
         loss                                      (1,184)        (1,412)
Total shareholders' equity                        104,547         94,860
                                                ---------      ---------
Total liabilities and shareholders'
   equity                                       $ 453,658      $ 439,671
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                 Nine months ended September 30,
                                                        1999           1998
                                                        ----           ----
Operating activities
     Net income                                       $ 31,510      $ 34,106
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation                              11,516        12,794
              Amortization                               2,885         2,563
              Other non-cash charges                       967          (900)
              Equity earnings                           (1,808)      (10,768)
              Capacity realignment charge                2,227            --
              Net change in components of working
                  capital and other assets             (27,207)      (19,821)
                                                      --------      --------
Net cash provided by operating activities               20,090        17,974

Investing activities
     Additions to property, plant and
         equipment                                      (6,848)      (15,186)
     Dividends received from equity
         investment                                        517        14,232
                                                      --------      --------
         Net cash used in investing activities          (6,331)         (954)

Financing activities
     Net bank credit facility activity                  15,860       (19,482)
     Other net borrowings (repayments)                  (8,382)        4,715
     Stock options exercised                               779         1,872
     Treasury shares purchased                         (19,171)           --
     Dividends                                          (3,660)       (3,965)
                                                      --------      --------
Net cash used in financing activities                  (14,574)      (16,860)
                                                      --------      --------

Effect of exchange rate fluctuations
     on cash                                                44           (20)
                                                      --------      --------

Increase(decrease) in cash                                (771)          140

Cash at beginning of year                                3,312         2,634
                                                      --------      --------

Cash at end of period                                 $  2,541      $  2,774
                                                      ========      ========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1. LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.15% and 0.275%, respectively, at September 30, 1999. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At September 30, 1999 the Company had $5.2 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $100 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 1999 was 6.56% for an average remaining period of 1.9 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.6% at September 30, 1999.

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

                                             September 30,     December 31,
                                                1999               1998
                                                ----               ----
Current assets                                $ 71,638          $ 61,457
Non-current assets                             132,089           134,208
---------------------------------------------------------------------------
  Total assets                                 203,727           195,665
Current liabilities                            112,010            90,037
Other liabilities and deferred items            77,217            96,068
---------------------------------------------------------------------------
     Total liabilities and deferred items      189,227           186,105
---------------------------------------------------------------------------
Net assets                                    $ 14,500          $  9,560
===========================================================================


                                                For three months ending
                                                    September 30,
                                              ----------------------------
                                                 1999              1998
                                                 ----              ----
Net sales                                     $ 48,497          $ 40,542
  Cost of sales                                 32,963            26,599
                                              ----------------------------
Gross profit                                    15,534            13,943
  General expenses                               5,404             4,319
                                              ----------------------------
Earnings before finance costs                   10,130             9,624
  Integral financing costs                       2,406             3,859
  Other income (loss)                             (948)            2,451
  Income taxes and profit sharing                4,570            (2,545)
--------------------------------------------------------------------------
Net income                                    $  2,206          $ 10,761
==========================================================================

                                                  For nine months ending
                                                      September 30,
                                             -------------------------------
                                                 1999              1998
                                                 ----              ----
Net sales                                    $ 132,998         $ 128,477
  Cost of sales                                 91,274            83,117
                                             -------------------------------
Gross profit                                    41,724            45,360
  General expenses                              15,330            15,524
                                             -------------------------------
Earnings before finance costs                   26,394            29,836
  Integral financing costs                       8,281            10,606
  Other income (loss)                           (2,423)            6,354
  Income taxes and profit sharing                9,402             2,883
----------------------------------------------------------------------------
Net income                                   $   6,288         $  22,701
============================================================================



3. CASH FLOW INFORMATION

Interest paid in cash aggregated $8,788 and $9,248 for the first nine months of 1999 and 1998, respectively. Income taxes paid in cash aggregated $7,540 and $10,307 for the first nine months of 1999 and 1998, respectively.



4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per-share amounts):

Quarter ended September 30,                1999            1998
---------------------------                ----            ----

Numerator for basic and diluted
  earnings per share--net income
  which is available to common
  shareholders                         $    13,888     $    14,254

Denominator for basic earnings per
  share--weighted-average shares
  outstanding                           16,261,960      17,649,966
Effect of dilutive securities--
  employee stock options                   340,715         390,851
                                       -----------     -----------
Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           16,602,675      18,040,817

Basic earnings per share               $      0.85     $      0.81
Diluted earnings per share             $      0.84     $      0.79



Nine Months ended September 30,             1999           1998
-------------------------------             ----           ----

Numerator for basic and diluted
  earnings per share--net income
  which is available to common
  shareholders                         $    31,510     $    34,106

Denominator for basic earnings per
  share--weighted-average shares
  outstanding                           16,304,059      17,614,598

Effect of dilutive securities--
  employee stock options                   331,932         419,757
                                       -----------     -----------
Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           16,635,992      18,034,355

Basic earnings per share               $      1.93     $      1.94
Diluted earnings per share             $      1.89     $      1.89

5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the third quarter of 1999 and 1998, total comprehensive income amounted to $13,904 and $13,628 respectively. For the first nine months of 1999 and 1998 comprehensive income amounted to $31,738 and $33,112 respectively.

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

The following table sets forth the details and activity of the various components of the capacity realignment reserve for the first nine months of 1999.


                                              Write-
                    Balance      Provision    off of                                  Balance
                    as of        charged      Assets                    Effect of     as of
                    December     to           to           Cash         Translation   September
Activity            31, 1998     Expense      Reserve      Payments     Adjustments   30, 1999
--------            --------     -------      -------      --------     -----------   --------
Severance
   and related
   employee
   cost            $  9,946     $  1,502           --      $ (8,831)     $    327     $  2,944
Asset write-
downs:
 Fixed
  assets              7,619          323     $ (5,602)          (50)          162        2,452
   Inventories
   and other          2,364          402          210        (1,428)          168        1,716

------------------------------------------------------------------------------------------------
Total              $ 19,929     $  2,227     $ (5,392)     $(10,309)     $    657     $  7,112
================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

                                               Three months ended
                                                  September 30,
                                          ---------------------------
                                             (dollars in thousands)
                                            1999               1998
                                          --------           --------
Net sales                                 $112,017           $109,604

Gross profit                                37,209             32,803
As a percentage of sales                      33.2%              29.9%

Income from operations                    $ 24,500           $ 20,568
As a percentage of sales                      21.9%              18.8%

Earnings before interest and
     income taxes                         $ 24,983           $ 26,247
As a percentage of sales                      22.3%              23.9%

Net income                                $ 13,888           $ 14,254
As a percentage of sales                      12.4%              13.0%


Net sales for the third quarter of 1999 of $112.0 million increased 2.2% from net sales of $109.6 million reported in the comparable period in 1998. Increased sales of glassware, dinnerware, and flat-ware to foodservice customers was the major reason for the sales increase that more than offset the loss of bottleware sales. As part of its capacity realignment program announced earlier this year, the Company decided to close its Wallaceburg, Ontario, Canada plant and cease manufacturing low-margin glass bottleware for industrial applications by mid-1999. Sales of these products totaled approximately $8 million in 1998. The Wallaceburg plant was closed as scheduled at the end of May. Export sales, which include sales to Libbey's customers in Canada, were down 8.1%, decreasing to $14.2 million from $15.4 million in the year-ago period reflecting the lower bottleware sales to Canadian customers.

Gross profit increased 13.4% to $37.2 million in the third quarter of 1999 compared to $32.8 million in the third quarter of 1998, and increased as a percentage of sales to 33.2% from 29.9% due to higher sales of more profitable products and lower costs due to improved utilization of the Company's glassware plants.

Income from operations increased 19.1% to $24.5 million from $20.6 million in the third quarter last year. Higher sales of more profitable products and improved utilization of the Company's glassware plants were contributing factors, more than offsetting higher sales commission expenses. In addition, during the quarter the Company recorded income from the proceeds of a settlement of litigation involving Oneida Ltd. in excess of expenses incurred related to the litigation. The Company also recorded a charge associated with post-retirement welfare benefits. The net favorable impact of these two non-recurring items on income from operations during the third quarter was $1.3 million.

Earnings before interest and income taxes (EBIT) were $25.0 million compared with $26.2 million in the third quarter last year. Higher income from operations only partially offset a combination of lower equity earnings and a one-time gain on the sale of assets in the third quarter of 1998. Equity earnings, primarily attributable to the Company's joint venture in Mexico, Vitrocrisa, declined to $0.7 million from $4.7 million in the year-ago period due to Vitrocrisa's lower operating earnings and the impact of a stronger Mexican peso.

Net income was $13.9 million or 84 cents per share on a diluted basis, compared with $14.3 million or 79 cents per share on a diluted basis in the year-ago period. A reduction in the Company's effective tax rate to 36.4 percent (37.0 percent on a year-to-date basis) from 38.5 percent in the year-ago quarter partially offset lower EBIT. In addition, diluted shares outstanding declined to
16.6 million from 18.0 million in the year-ago period primarily due to the Company's share repurchase programs. As of September 30, 1999, the Company has repurchased 1.6 million shares.

RESULTS OF OPERATIONS - NINE MONTHS 1999 COMPARED WITH NINE MONTHS 1998

                                         Nine months ended
                                           September 30,
                                       ----------------------
                                       (dollars in thousands)
                                         1999          1998
                                       --------      --------
Net sales                              $320,220      $313,365

Gross profit                            101,374        89,635
As a percentage of sales                   31.7%         28.6%

Income from operations - excluding
     capacity realignment charge         59,625        53,416
As a percentage of sales                   18.6%         17.0%

Income from operations                 $ 57,398      $ 53,416
As a percentage of sales                   17.9%         17.0%


Earnings before interest and
     income taxes                      $ 59,404      $ 65,210
As a percentage of sales                   18.6%         20.8%

Net income                             $ 31,510      $ 34,106
As a percentage of sales                    9.8%         10.9%


Net sales for the first nine months of 1999 of $320.2 million increased 2.2% from net sales of $313.4 million reported in the comparable period in 1998. Export sales, which include sales to Libbey's customers in Canada, were down 3.2%, decreasing to $41.5 million from $42.9 million in the year-ago period reflecting lower bottleware sales to Canadian customers.

Gross profit increased 13.1% to $101.4 million in the first nine months of 1999 compared to $89.6 million in the first nine months of 1998, and increased as a percentage of sales to 31.7% from 28.6% due to higher sales of more profitable products and lower costs due to improved utilization of the Company's glassware plants.

Income from operations increased to $57.4 million from $53.4 million in the year-ago period. The reason for the increase was higher gross margin offset by higher selling expenses reflecting higher planned commission expense, general and administrative expenses as a percent of sales and a $2.2 million capacity realignment charge made in the first quarter related to the Company's plan to realign its glass tableware production. The Company recorded income from the proceeds of a settlement of litigation involving Oneida Ltd. in excess of expenses incurred related to the litigation. This partially offset the increase in selling, general and administrative expenses due to a charge associated with post-retirement welfare benefits, bad debt provisions and higher sales commission. Excluding the capacity realignment charge, income from operations increased 11.6% to $59.6 million.

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

Earnings before interest and income taxes (EBIT) declined to $59.4 million from $65.2 million due to lower equity earnings, resulting from the impact of a stronger Mexican peso and lower operating profits at the Company's joint venture in Mexico.

Net income was $31.5 million compared to $34.1 million in the year-ago period due to items discussed above partially offset by a decrease in the Company's effective tax rate from 38.5% in 1998 to 37.0% reflect-ing lower state income taxes, and lower interest expense from lower debt levels.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company had total debt of $198.7 million at September 30, 1999, compared to $191.2 million at December 31, 1998. Seasonal increases in accounts receivable and inventory in 1999 account for the increase in the borrowings necessary. During the third quarter, the Company purchased 125,000 shares pursuant to its share repurchase plan for $3.7 million. In the first nine months of 1999, the Company repurchased 722,800 shares for $19.2 million. Since mid 1998, the Company has repurchased 1,597,800 shares for $46.4 million. Board authorization remains for the purchase of an additional 152,200 shares. During October, the Company repurchased 131,600 shares. A new authorization was granted by the Board for an additional 875,000 shares. As of October 31, 1999, Board authorization remains for the purchase of an additional 895,600 shares. In addition, Libbey received a dividend from its investment in Crisa Industrial of $.5 million in first quarter 1999 compared to a dividend from Vitrocrisa of $14.2 million late in first quarter 1998. The Company had additional debt capacity at September 30, 1999 under the Bank Credit Agreement of $182.7 million. Of Libbey's outstanding indebtedness, $98.7 million is subject to fluctuating interest rates at September 30, 1999. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis as of September 30, 1999.

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

Independent Review

The Company engaged an independent consultant to assist in assessing Year 2000 readiness and remediation plans of its manufacturing facilities. The independent consultant validated the Company's Year 2000 compliance process and findings to-date, utilizing its Year 2000 review process and systems. The review has been completed. Two of the Company's manufacturing facilities, believed to be representative of all facilities, were reviewed and no material compliance issues were reported.

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

State of Readiness

The Company is monitoring the Year 2000 issue in four phases, including assessment, remediation, testing and implementation. The state of readiness in each of these areas as well as the definition of each phase are presented below:

    Project
    Segment      Assessment      Remediation       Testing      Implementation
    -------      ----------      -----------       -------      --------------
IT areas:
                100% complete    100% complete     100%          99% complete
Mainframe                                          complete
   Other        100% complete     99% complete      99%          99% complete
                                                   complete
Non-IT          100% complete    100% complete     100%         100% complete
areas                                              complete
Suppliers       100% complete     86% complete        -                -

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


Financial Impact

The financial impact of making the required changes, excluding the cost of internal Company employee time and the costs required to upgrade and replace systems and equipment in the normal course of business, is expected to be less than $500,000, representing a small portion of the budget for information technology expenses, and has been and will be charged to expense as incurred and funded from internally generated cash flow. To date, approximately $235,000 has been expensed. With respect to capital expenditures, approximately an additional $2.0 million has been spent and another $.1 million has been contractually committed on upgrades to the Company's enterprise resource planning system, other systems and desktop and laptop computers that also address Year 2000 compliance.

Suppliers

The Company has communicated with its significant suppliers and 86% responded they are currently or plan to be Year 2000 compliant by September 30, 1999, 99% expected compliance by December 31, 1999, and 1% have not yet replied.

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

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 1999, was 6.56% for an average remaining period of 1.9 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.61% at September 30, 1999. The Company had $98.7 million of debt subject to fluctuating interest rates at Septem-ber 30, 1999. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis.

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


OTHER INFORMATION

This document and supporting schedules contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements only reflect the Company's best assessment at this time, and are indicated by words or phrases such as "expects," "believes," "will," "estimates," "anticipates," or similar phrases.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in various routine legal proceedings arising in the ordinary course of its business, but there are no legal proceedings pending against the Company would be deemed to be material to the Company. The litigation filed against the Company and its subsidiary Libbey Glass Inc. on April 27, 1999 by Oneida Ltd. in the United States District Court for the Northern District of New York has been dismissed with prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

10.67 Employment Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger

10.68 Change of Control Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger

10.69         Form of Non-Qualified Stock Option Agreement between Libby Inc.
              and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc.

27            Other Financial Information



         (b.) No form 8-K's were filed during the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           LIBBEY INC.
Date November 15, 1999                     By  /s/ Kenneth G. Wilkes
    ----------------------                   -----------------------------
                                           Kenneth G. Wilkes,
                                           Vice President, Chief Financial
                                           Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                              DESCRIPTION
       ---                              -----------

      10.67 Employment Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger

      10.68 Change of Control Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger

      10.69 Form of Non-Qualified Stock Option Agreement between Libby Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc.

      27          Other Financial Information