Form 10-K405
period 1999-12-31
LIBBEY INC
filed 2000-03-28
CIK 902274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


(Mark One)
[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                       or
[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


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


                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the consolidated tape closing price on March 15, 2000) of the voting stock beneficially held by non-affiliates of the registrant was approximately $399,858,461. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 15, 2000 was 15,220,126.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, May 4, 2000 ("Proxy Statement").








                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS


PART I
       ITEM 1.  BUSINESS..................................................... 1
       ITEM 2.  PROPERTIES................................................... 9
       ITEM 3.  LEGAL PROCEEDINGS............................................ 9
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 9
       EXECUTIVE OFFICERS OF THE REGISTRANT..................................10

PART II
       ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER
                MATTERS......................................................12
       ITEM 6.  SELECTED FINANCIAL DATA......................................13
       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................14
       ITEM 7a. Qualitative and quantitative disclosures about market RISK...18
       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................21
       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..........................46

PART III
       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........46
       ITEMS 11. and 13. EXECUTIVE COMPENSATION AND CERTAIN
                RELATIONSHIPS AND RELATED TRANSACTIONS.......................46
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT...............................................46

PART IV
       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                ON FORM 8-K..................................................47
       SIGNATURES............................................................48
       INDEX TO FINANCIAL STATEMENT SCHEDULE AND SEPARATE
                FINANCIAL STATEMENTS OF AFFILIATE............................50
       EXHIBIT INDEX........................................................E-1

PART I

     ITEM 1. BUSINESS


GENERAL

Libbey is a leading supplier of tabletop products in the U.S. and Canada. The products are also exported to more than 100 countries. Libbey designs and markets, under the LIBBEY(R) brand name, an extensive line of high-quality glass tableware, ceramic dinnerware and metal flatware. Libbey also manufactures and markets ceramic dinnerware under the Syracuse China(R) brand name through its subsidiary Syracuse China. Through its World Tableware subsidiary, Libbey also imports and sells flatware, holloware and ceramic dinnerware. Through its joint venture, Vitrocrisa, the Company has established reciprocal distribution agreements giving Libbey exclusive distribution rights for Vitrocrisa's glass tableware products in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for Libbey's glass tableware products in Latin America.

Libbey also has an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada for foodservice users. Luigi Bormioli is a highly regarded supplier of high-end glassware which is used in the finest eating and drinking establishments.

Acquisitions have been and will be a critical part of the strategy to grow the top line and bottom line. The Company's strategy is to be a more global provider of glass tableware and a provider of a broader supply of products to the foodservice industry. This strategy is primarily focused on two fronts: 1) acquiring foodservice supply companies, enabling Libbey to become a broader supplier of products to its foodservice distributors and 2) leveraging its proprietary glass-making technology internationally through joint ventures, outright acquisitions or new green meadow facilities.

The acquisitions of Libbey Canada and joint venture investment in Vitrocrisa have made Libbey the leader in glass tableware in North America. The Company's manufacturing capabilities are more competitive today than they have ever been. We plan to grow this capability with further expansion overseas. South America is of particular interest, given the growth in trade in the Western Hemisphere and the growing demand in key markets.


PRODUCTS

Libbey's tabletop products consist of glass tableware, ceramic dinnerware, metal flatware and metal holloware. Libbey's glass tableware includes tumblers, stemware, mugs, plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other items.

Vitrocrisa's product assortment includes, in addition to the product types produced by Libbey, glass bakeware and handmade glass tableware, which are additional product categories which Libbey now offers. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

Through its distribution agreement with Luigi Bormioli, Libbey is a supplier of high-end glassware, which is used in the finest eating and drinking establishments.

Through its Syracuse China and World Tableware subsidiaries, Libbey sells a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tabletop accessories.

Through its World Tableware subsidiary, Libbey sells an extensive selection of metal flatware. These include knives, forks, spoons and serving utensils. In addition, World Tableware sells metal holloware, which includes serving trays, chafing dishes, pitchers and other metal tabletop accessories.


DOMESTIC SALES

Approximately 88% of Libbey's sales are to domestic customers, and are sold domestically for a broad range of uses. Libbey sells both directly to end users of the product and through networks of distributors and utilizes both a direct sales force and manufacturers' representatives. Libbey has the largest manufacturing, distribution and service network among North American glass tableware manufacturers.

Libbey defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, specialized bottles, handmade glassware and lead crystal valued at less than $5 per piece. Libbey has, according to management estimates, the leading market share in glass tableware sales in U.S. foodservice applications and glass beverageware sales in retail. The majority of Libbey's tabletop sales to foodservice end users are made through a network of approximately 500 independent foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national restaurant chains, individually owned bars, restaurants and casinos. Syracuse China and World Tableware are recognized as long-established suppliers of high quality ceramic dinnerware and flatware, respectively. They are both among the leading suppliers of their respective product categories to foodservice end users.

Libbey's retail customers are principally mass merchants and discount stores. In recent years, Libbey has been able to increase its total sales by increasing its sales to traditional department stores and specialty housewares stores. With this expanded retail representation, Libbey is better positioned to successfully introduce profitable new products.

Libbey also sells imported dinnerware and metal flatware to retailers in the United States and Canada under the LIBBEY(R) brand name. Libbey sources this ceramic dinnerware and metal flatware by leveraging the relationships it has with its existing suppliers for World Tableware products for foodservice applications. Libbey operates four factory outlet stores located at or near each of its United States manufacturing locations.

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

Another application of Libbey's products is for use as a premium. Fast-food restaurant chains use glassware as incentives or premiums as an example. Libbey believes that its success with premium customers is dependent upon custom design, varied production capabilities and the ability to produce large quantities of product in a short period of time.

Libbey also sells its tabletop products to supermarket chains for continuity programs. In 1999, Libbey sold tabletop products through continuity programs to over 5,600 supermarkets in the U.S. and Canada.


INTERNATIONAL EXPANSION AND EXPORT SALES

Libbey exports its products through independent agents and distributors to over 100 countries throughout the world, competing in the tabletop markets of Latin America, Asia and Europe. Through its export operation, Libbey sells its tabletop product to foodservice, retail and premium customers internationally. Libbey's share of glass tableware foodservice sales in Canada is estimated by management at 70%.

Libbey's export sales, which include sales to customers in Canada, represent approximately 12% of total sales in 1999. Libbey believes that expanding its sales to export markets represents an important growth opportunity for the future.

Libbey currently has technical assistance agreements with companies covering operations in various countries. In 1999, Libbey performed services for licensees in seven countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration, allow Libbey to participate in the worldwide growth of the glass tableware industry and to keep abreast of potential sales and marketing opportunities in those countries. During 1999, Libbey's technical assistance agreements and licenses produced royalties of $4.4 million. Libbey also sells machinery, primarily glass-forming machinery, to certain parties with which it has technical assistance agreements.


MANUFACTURING

Libbey owns and operates three glass tableware manufacturing plants in the United States located in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. A glass tableware manufacturing plant in Wallaceburg, Ontario, Canada ceased operation in May 1999. Libbey owns and operates a ceramic dinnerware plant in Syracuse, New York. Libbey operates distribution centers located at or near each of its manufacturing facilities (See "Properties"). In addition, Libbey operates distribution centers for its Vitrocrisa-supplied products in Laredo, Texas and World Tableware products near Chicago, Illinois.

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

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at Libbey's Syracuse, New York production facility or imported by World Tableware from primarily Thailand, China and Indonesia. All metal flatware and metal holloware are sourced by Libbey's World Tableware subsidiary primarily from Japan, Korea, Thailand, Indonesia and China.

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


SALES AND MARKETING

Libbey has its own sales representatives located strategically throughout the U.S. and Canada who call on customers and distributors. In late 1998, Libbey expanded its sales force by retaining the services of 25 manufacturing representatives organizations. These manufacturing representatives organizations are in addition to over 80 Libbey sales professionals located in various metropolitan areas throughout the U.S. and Canada. The majority of Libbey's tabletop sales to foodservice end users are made through approximately 500 independent distributors, who serve a vital function in the distribution of Libbey's products and with whom Libbey works closely in connection with marketing and selling efforts. Most of Libbey's retail, industrial and premium market sales are made directly by Libbey's sales force.

Libbey also has a marketing staff located at its corporate headquarters in Toledo, Ohio engaged in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.


CUSTOMERS

The customers for Libbey's tabletop products include approximately 500 foodservice distributors. In addition, Libbey sells to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores, supermarkets and industrial companies and others who use Libbey's products for promotional and other private uses. No single customer or group of customers accounts for 10% or more of Libbey's sales, although the loss of any of Libbey's major customers could have a material effect on Libbey. Sales for premium applications tend to be more unpredictable from year to year, and Libbey is less dependent on such business than it is on the foodservice, retail and industrial.

COMPETITORS

Libbey's business is highly competitive, with the principal competitive factors being customer service, brand name, product quality, delivery time and price. Principal competitors in domestic glass tableware are Anchor Hocking (a unit of Newell Rubbermaid Inc.), a supplier of glass beverageware and one of the leading suppliers of glass bakeware to retail markets in the U.S.; Arc International, a private French company, which Libbey believes is the second leading supplier of glass beverageware in the U.S.; Indiana Glass Company (a unit of Lancaster Colony Corporation), which participates in various aspects of the U.S. market; and Oneida LTD., which expanded its glassware offering in 1998 through an import arrangement. The principal competitors in U.S. ceramic dinnerware are Homer Laughlin (a private U.S. company) and Rego China and Buffalo China (units of Oneida LTD.). The principal competitors in metal flatware are Oneida LTD. and Delco. Some of Libbey's competitors have substantially greater financial and other resources than Libbey.

In recent years, Libbey has experienced increasing competition from foreign manufacturers, including Arc International (France) and Kedaung (Indonesia), principally in retail. Libbey's joint venture investment in, and distribution agreement with, Vitrocrisa are expected to continue to enhance Libbey's ability to compete against foreign competitors.


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

ENVIRONMENTAL MATTERS

Libbey's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Libbey has shipped, and continues to ship, waste materials for off-site disposal. Although Libbey is not named as a potentially responsible party in any waste disposal site matters pending prior to June 24, 1993, the date of Libbey's initial public offering and separation from Owens-Illinois, Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which Libbey may also have shipped wastes and bears some responsibility. Owens-Illinois has agreed to defend and hold harmless Libbey in connection with any such matters identified and pending as of June 24, 1993 and to indemnify it against any resulting costs and liabilities from such matters in excess of $3 million. Libbey believes that if it is necessary to draw upon this indemnification, collection is probable. Pursuant to the indemnification agreement, Owens-Illinois is defending Libbey in a suit instituted by the Board of Lucas County Ohio Commissioners on January 4, 1999 against Owens-Illinois, Libbey and numerous other defendants (59 companies have been named in the complaint as potentially responsible parties) in the United States District Court for the Northern District of Ohio seeking to recover past and future costs incurred in response to the release or threatened release of hazardous substances at the King Road landfill. Owens-Illinois also defended Libbey in certain other similar matters including the Dura Landfill, which was settled in 1998 with Libbey's share estimated to be approximately $151,000.

Subsequent to June 24, 1993, Libbey has been named a potentially responsible party at three sites all of which have been settled for immaterial amounts. No further sums are expected to be paid with respect to these sites unless unusual and unanticipated contingencies occur.

Through its Syracuse China subsidiary, Libbey acquired on October 10,
1995 from The Pfaltzgraff Co. and certain of its subsidiaries the assets operated as Syracuse China. The Pfaltzgraff Co. entered into an order of consent effective November 1, 1994 with the New York State Department of Environmental Conservation (NYSDEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for a site in Syracuse, New York (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. As part of the Asset Purchase Agreement, the Syracuse China Company agreed to share a part of the remediation and related expense up to a maximum of fifty percent of such costs with a maximum limit for Syracuse China Company of $1,350,000. Notwithstanding the foregoing, Syracuse China Company is not a party to the decree. The RI/FS is complete and the design of the remediation project prepared by an independent environmental remediation engineering firm is currently being reviewed by the NYSDEC. It is anticipated that a final design will be approved so that construction of the approved remedy will begin in 2000.

In addition, Syracuse China Company has been named as a potentially responsible party by reason of its potential ownership of the sub-site with respect to certain property adjoining its plant which has been designated a sub-site of a superfund site. Libbey believes that any contamination of such sub-site was caused by and will be remediated by other parties at no cost to Syracuse China. Such other parties have acquired ownership of the sub-site which should end any responsibility of Syracuse China with respect to the sub-site. In any event, any expense with respect to such sub-site for which Syracuse China may be deemed responsible would likely be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.

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

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by Libbey on the exterior surface of its decorated products. Capital expenditures for property, plant and equipment for environmental control activities were not material during 1999. Libbey believes that it is in material compliance with all federal, state and local environmental laws, and Libbey is not aware of any regulatory initiatives that would be expected to have a material effect on Libbey's products or operations.


NUMBER OF EMPLOYEES

Libbey employed approximately 3,287 persons at December 31, 1999. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements which were entered into in the fourth quarter of 1998 and expire at various times during the fourth quarter of 2001. As a result of the capacity realignment plan, Libbey terminated the employment of most of the approximately 560 Canadian-based employees during 1999. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement which expired in March 1999 and has subsequently been renegotiated to expire in March 2002. Libbey considers its employee relations to be good.

     ITEM 2. PROPERTIES

The following information sets forth the location of the Company's principal manufacturing and distribution facilities at December 31, 1999. The Company also operates distribution facilities at or near each of its manufacturing facilities as well as at the distribution centers set forth below:

       Manufacturing Facilities
       ------------------------
       Syracuse, New York
       Toledo, Ohio
       Shreveport, Louisiana
       City of Industry, California

       Distribution Centers
       ------------------------
       Vitrocrisa - Laredo, Texas
       World Tableware - West Chicago, Illinois

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

NAME                                          AGE           POSITION
----                                          ---           --------
John F. Meier                                  52           Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                          1993; Executive Vice President and General Manager from December
Executive Officer                                           1990 to June 1993.

Richard I. Reynolds                            53           Executive Vice President and Chief Operating Officer since
Executive Vice President and                                November 1995; Vice President and Chief Financial Officer from
Chief Operating Officer                                     June 1993 to November 1995; Vice President and Director of
                                                            Finance and Administration from January 1989 to June 1993.

L. Frederick Ashton                            59           Vice President, General Sales Manager since November 1990.
Vice President, General Sales
Manager

Arthur H. Smith                                64           Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                     Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                       Assistant Secretary of Owens-Illinois, Inc. from 1987 to June 1993.

Kenneth G. Wilkes                              42           Vice President and Chief Financial Officer since July 1999 after
Vice President and Chief                                    serving as Vice President, Chief Financial Officer and Treasurer
Financial Officer                                           of the company since November 1995. From August 1993 to November 1995 he was Vice President and Treasurer. Previously employed as Senior
                                                            Corporate Banker, Vice President with The First National Bank of Chicago from 1981.

NAME                                           AGE          POSITION
----                                           ---          --------
Kenneth A. Boerger                             42           Vice President and Treasurer since July 1999. Previously, from
Vice President and Treasurer                                1994 to July 1999 was Corporate Controller and Assistant
                                                            Treasurer. From 1980 to 1994 held various financial and
                                                            accounting positions.

John A. Zarb                                   48           Vice President and Chief Information Officer since April 1996.
Vice President and Chief                                    Previously from 1991 to April 1996 employed by AlliedSignal Inc.
Information Officer                                         in information technology senior management positions in Europe and the U.S.

Daniel P. Ibele                                39           Vice President, Marketing and Specialty Operations since
Vice President, Marketing and                               September 1997; Vice President and Director of Marketing at
Specialty Operations                                        Libbey since 1995. From 1983 to 1995 held various marketing and sales positions.

Timothy T. Paige                               42           Vice President and Director of Human Resources since January 1997;
Vice President and Director of                              Director of Human Resources from May 1995 to January 1997.
Human Resources                                             From 1991 to May 1995 employed by Frito-Lay, Inc. in Human
                                                            Resources management positions.

PART II

     ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

          -------------------------------------------------------------------------------
                                             1999                         1998
                                    High             Low           High          Low
          -------------------------------------------------------------------------------
          First Quarter           $33              $24 1/8       $39 1/4       $32 1/4

          Second Quarter          $33 3/4          $27 1/8       $39 1/2       $35 3/4

          Third Quarter           $31 15/16        $28 3/8       $38 7/16      $28 1/4

          Fourth Quarter          $29 3/4          $24 5/8       $33 5/8       $28 3/8
          -------------------------------------------------------------------------------

On March 1, 2000, there were 1,222 registered common shareholders of record. The Company has paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.

        ITEM 6. SELECTED FINANCIAL DATA


Dollars in thousands, except per-share data         1999        1998       1997(a)      1996       1995
---------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net sales                                         $460,592    $436,522    $411,966    $397,656   $357,546
Total revenues                                     464,989     439,548     415,053     400,354    360,082
Cost of sales                                      321,633     321,949     295,009     288,538    257,945
Selling, general and administrative expenses        64,131      54,191      49,585      44,620     38,953
Capacity realignment charges                           991      20,046          --          --         --
Income from operations                              78,234      43,362      70,459      67,196     63,184
Equity earnings                                      2,915       8,880       3,570          --         --
Other income (expenses) -- net                          13       1,493        (732)      1,302        499
Earnings before interest and income taxes           81,162      53,735      73,297      68,498     63,683
Interest expense -- net                             12,501      12,674      14,840      14,962     13,974
Income before income taxes                          68,661      41,061      58,457      53,536     49,709
Provision for income taxes                          25,233      15,618      22,331      20,986     19,685
Net income                                          43,428      25,443      36,126      32,550     30,024

PER-SHARE DATA:
Basic net income                                      2.69        1.45        2.33        2.16       2.00
Diluted net income                                    2.64        1.42        2.27        2.12       1.97
Dividends paid                                        0.30        0.30        0.30        0.30       0.30

OTHER INFORMATION
EBIT                                                81,162      53,735      73,297      68,498     63,683
EBITDA                                              99,915      73,241      93,193      89,983     81,841
Depreciation                                        14,717      15,852      16,826      19,275     16,885
Amortization                                         4,036       3,654       3,070       2,210      1,273
Capital expenditures                                 9,428      17,486      18,408      15,386     20,198
Dividends paid                                       4,821       5,253       4,550       4,511      4,501
Employees (average)                                  3,552       3,969       4,136       4,110      3,870

BALANCE SHEET DATA
Total assets                                       434,395     439,671     449,600     315,733    321,815
Working capital (b)                                 77,794      75,930      89,942      65,823     74,795
Long-term debt                                     170,000     176,300     200,350     202,851    248,721
Shareholders' equity (deficit)                      91,843      94,860      99,989     (18,447)   (47,116)

(a)  Includes the results of the Vitro Transactions beginning in September.
(b)  Current assets less current liabilities excluding short-term debt.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

HISTORICAL FINANCIAL DATA
The following table presents certain results of operations data for Libbey for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
(Dollars in thousands)                       1999              1998            1997
-------------------------------------------------------------------------------------
Net sales                                  $460,592         $436,522         $411,966
Gross profit                               $138,959         $114,573         $116,957
As a percentage of sales                       30.2%            26.2%            28.4%
Income from operations - excluding
  capacity realignment charge              $ 79,225         $ 63,408         $ 70,459
As a percentage of sales                       17.2%            14.5%            17.1%
Income from operations -
  after capacity realignment charge        $ 78,234         $ 43,362         $ 70,459
As a percentage of sales                       17.0%             9.9%            17.1%
Earnings before interest
 and income taxes                          $ 81,162         $ 53,735         $ 73,297
As a percentage of sales                       17.6%            12.3%            17.8%
Net income                                 $ 43,428         $ 25,443         $ 36,126
As a percentage of sales                        9.4%             5.8%             8.8%
-------------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS

COMPARISON OF 1999 WITH 1998 Net sales for 1999 of $460.6 million were 5.5% higher than the net sales of $436.5 million reported in 1998. Sales increases were recorded in all of the company's operations, with Syracuse China experiencing double-digit sales growth as well as a record performance in total foodservice glassware sales. Both glassware and dinnerware sales were positively impacted by sales associated with the millennium. In 1998, the company expanded its sales resources by retaining a network of manufacturing representative organizations to complement its factory sales force. Management believes this greater sales coverage also contributed to sales growth. Libbey's export sales, which include sales to Libbey's customers in Canada, decreased to $56.2 million from $58.1 million in 1998. The decrease was the result of the decision to exit the production of bottleware in Canada, which reduced sales by $4.5 million.

GROSS PROFIT increased 21.3% to $139.0 million in 1999 from $114.6 million in 1998 and increased as a percentage of sales to 30.2% from 26.2% over this period. Gross margin increased due to higher sales of more profitable products and lower costs due to improved utilization of the company's glassware plants.

INCOME FROM OPERATIONS was $78.2 million in 1999 compared with $43.4 million in 1998 and increased as a percentage of net sales to 17.0% from 9.9% in the year-ago period. Excluding the effect of the capacity realignment charge, income from operations would have totaled $79.2 million in 1999 compared with $63.4 million in the year-ago period, or an improvement of 24.9%. The higher operating income was primarily the result of improved utilization of the company's glassware plants and record sales.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) increased 51.0% to $81.2 million in 1999 compared with $53.7 million in 1998, and increased as a percentage of net sales to 17.6% from 12.3% in the year-ago period. Excluding the capacity realignment charge, EBIT would have been $82.2 million in 1999 compared with $73.8 million in 1998, an increase of 11.3%. The increase was attributable to higher operating income which more than offset lower equity earnings at the company's joint venture in Mexico.

NET INCOME increased 70.7% to $43.4 million compared with $25.4 million in 1998, and increased as a percentage of net sales to 9.4% from 5.8% in the year-ago period. Excluding the impact of the capacity realignment charge, net income would have been $44.1 million in 1999 compared with $37.9 million in 1998, an increase of 16.3%. The increase is attributable to higher income from operations combined with a lower effective tax rate of 36.75% compared with 38.0% in the year-ago period. The reduction in the company's effective tax rate is primarily attributable to lower state income taxes.

CAPACITY REALIGNMENT CHARGE
On December 31, 1998, the Board of Directors of the company approved a capacity realignment plan, which included reallocating a portion of the current production of the company's Wallaceburg, Ontario, facility to its glassware facilities in the United States to improve its cost structure and more fully utilize available capacity. In 1999, a portion of Wallaceburg's production was absorbed by the company's joint venture in Mexico, Vitrocrisa. The company is servicing its Canadian glass tableware customers from its remaining manufacturing and distribution network, which includes locations in Toledo, Ohio; Shreveport, Louisiana; and City of Industry, California. The company has exited the production of bottleware, a niche, low-margin business for the company. In addition to the recorded capacity realignment charge in the fourth quarter of 1998 of $20.0 million, the company recorded an additional charge in 1999 of approximately $1.0 million, which included $1.4 million for cost related to the disposition of fixed assets and $0.4 million for write-off of inventories and other costs partly offset by a $0.8 million reduction for severance and related employee costs.

The Wallaceburg facility ceased production in May 1999, and the limited warehouse operations that remain will terminate in early 2000. The fixed assets, supply inventories and repair parts not transferred have been written down to a nominal amount. The Wallaceburg property is presently held for sale; however, if a buyer is not located, it will be abandoned. The company terminated the employment of virtually all of its 560 salary and hourly employees and included severance and related employee costs in its capacity realignment charge at the time when such severance amounts were disclosed to the employees. These severance and related employee costs were paid primarily when production ceased.

The capacity realignment was instrumental in reducing the company's cost structure and improving its profitability. Productivity improvements and better leveraging existing infrastructure at its glassware facilities and the availability of cost-effective capacity at the company's joint venture enabled these changes.


COMPARISON OF 1998 WITH 1997 Net sales for 1998 of $436.5 million were 6.0% higher than the net sales of $412.0 million reported in 1997. The primary contributing factor to the increase was the inclusion of sales of World Tableware and sales associated with the company's distribution agreement with Vitrocrisa for the full year. These businesses were acquired on August 29, 1997, and 1997 results reflect only four months of operation. Sales of the company's glassware products were approximately the same as last year, as the inclusion of a full year's sales of glassware pursuant to the Vitrocrisa distribution agreement offset declines in the company's sales to export, retail and foodservice customers. The company experienced higher unit sales in glassware, which were offset by lower average unit selling prices. Sales at Syracuse China were higher because of higher average unit sales prices resulting from a change in sales mix to larger dinnerware items. Libbey's export sales, which include sales to Libbey's customers in Canada, decreased to $58.1 million from $60.2 million in 1997. The decrease was partly the result of lower sales to customers in the Far East and South America primarily due to increases in prices resulting from the strength of the U.S. dollar.

GROSS PROFIT decreased 2.0% to $114.6 million in 1998 from $117.0 million in 1997 and declined as a percentage of sales to 26.2% from 28.4% over this period. Gross margins declined because of higher manufacturing expenses, the impact of lower production levels to reduce inventories and the inclusion of the sales for a full year of glassware pursuant to the Vitrocrisa distribution agreement and World Tableware, both of which experience gross margins less than the company's average. Expense increases were partly attributable to higher maintenance expenses and the write-off of redundant assets late in the year.

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

CAPITAL RESOURCES AND LIQUIDITY
Libbey's financial condition at year-end 1999 reflects the effects of the company's improved cash flow, share repurchases and the capacity realignment reserve. Net cash provided by operating activities increased to $68.7 million from $51.3 million in 1998. Higher net income and lower inventories more than offset $11.1 million in capacity realignment payments and higher receivables. Reductions in inventories were experienced in all the company's operations and are attributable to the company's efforts to improve asset utilization.

Capital expenditures were $9.4 million in 1999 compared with $17.5 million in 1998 and included scheduled maintenance and investment in higher-productivity machinery and equipment. Capital expenditures for 2000 are expected to be in the range of $20.0 to $22.0 million. Cash of $42.8 million was used by the company to repurchase 1,623,000 shares of its common stock. Since mid-1998, the company has repurchased 2,498,000 shares for $70.1 million. Board authorization remains for the purchase of an additional 1,127,000 shares. Before the use of $42.8 million in cash to repurchase shares, the company generated $55.9 million of free cash flow, the strongest operating cash flow performance in the company's history.

Libbey had total debt of $178.7 million at December 31, 1999, compared with $191.2 million at December 31, 1998. The decrease was primarily attributable to the net cash provided from operations. Libbey had additional debt capacity of $204.8 million at December 31, 1999, under the Bank Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $75.0 million of its debt. The average interest rate for the company's borrowings related to the interest rate protection agreements is 6.68% with an average maturity of 2.3 years at December 31, 1999.

Of Libbey's outstanding indebtedness, $103.7 million is subject to fluctuating interest rates at December 31, 1999. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis.

The company is not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity. The company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement. In addition, the company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of May 1, 2002, to meet the company's longer-term funding requirements


YEAR 2000
Libbey developed and initiated plans that addressed the possible exposures related to the impact of the Year 2000 on its computer systems, equipment, business and operations. The company completed all Year 2000 readiness work on time and experienced no significant problems. The company expensed approximately $235,000 in connection with this project. With respect to capital expenditures, approximately an additional $2.0 million was spent on upgrades to the company's enterprise resource planning system, other systems and desktop and laptop computers that also address Year 2000 compliance. There are no material expenditures expected to be incurred in the future related to the Year 2000 issue. The company sees no continued exposure to the Year 2000 problem.


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

The company is exposed to market risks associated with changes in interest rates in the U.S. However, the company has entered into Interest Rate Protection Agreements ("Rate

Agreements") with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the company's borrowings related to the Rate Agreements at December 31, 1999, was 6.68% for an average remaining period of
2.3 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.42% at December 31, 1999. The company had $103.7 million of debt subject to fluctuating interest rates at December 31, 1999. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis.

The interest rate differential to be received or paid under the Rate Agreements is being recognized over the life of the Rate Agreements as an adjustment to interest expense. If the counterparts to these Rate Agreements fail to perform, the company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the company does not anticipate nonperformance by the counterparts. At December 31, 1999, the carrying value of the long-term debt approximates its fair value based on the company's current incremental borrowing rates. The fair market value for the company's Interest Rate Protection Agreements at December 31, 1999, was $0.9 million. The fair value of long-term debt is estimated based on borrowing rates currently available to the company for loans with similar terms and maturities. The fair value of the company's Rate Agreements is based on quotes from brokers for comparable contracts. The company does not expect to cancel these agreements and expects them to expire as originally contracted.

OTHER INFORMATION
This document and supporting schedules contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements only reflect the company's best assessment at this time, and are indicated by words or phrases such as "goal," "expects," "believes," "will," "estimates," "anticipates" or similar phrases.

Investors are cautioned that forward-looking statements involve risks and uncertainty, that actual results may differ materially from such statements, and that investors should not place undue reliance on such statements.

Important factors potentially affecting performance include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost-competitiveness of the company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings and cash flow of the company's joint venture in Mexico, Vitrocrisa, expressed under U.S. GAAP; the inability to achieve savings and profit improvements at targeted levels in the company's glassware sales from its capacity realignment efforts and re-engineering programs, or within the intended time periods; inability to achieve targeted manufacturing efficiencies at Syracuse China and cost synergies between World Tableware and the company's other operations; significant increases in interest rates that increase the company's borrowing costs and per unit increases in the costs for natural gas, corrugated packaging and other purchased materials; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; major slowdowns in the retail, travel or entertainment industries in the United States or Canada; whether the company completes any significant acquisition, and whether such acquisitions can operate profitably.

       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                       Page
                                                                       ----
Report of Independent Auditors                                          22

Consolidated Balance Sheets at December 31, 1999 and 1998               23

For the years ended December 31, 1999, 1998 and 1997:

       Consolidated Statements of Income                                25
       Consolidated Statements of Shareholders' Equity                  26
       Consolidated Statements of Cash Flows                            27

Notes to Consolidated Financial Statements                              28

Selected Quarterly Financial Data                                       45

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LIBBEY INC.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1999 and 1998 financial statements of Vitrocrisa,
S. de R.L. de C.V. (formerly Vitrocrisa, S.A. de C.V.), a corporation in which Libbey Inc. has a 49% equity interest, which statements reflect total assets of $220.9 million and $193.4 million as of December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Vitrocrisa, S. de R.L. de C.V., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

Toledo, Ohio
January 28, 2000

                                     LIBBEY INC.
                             Consolidated Balance Sheets

===============================================================================================================
                                                                                                December 31,
Dollars in thousands                                                                         1999          1998
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash                                                                                $  3,918      $  3,312
     Accounts receivable:
       Trade, less allowances of $3,869 and $3,636                                         59,492        48,474
       Other                                                                                2,837         1,323
---------------------------------------------------------------------------------------------------------------
                                                                                           62,329        49,797
     Inventories:
       Finished goods                                                                      80,547        81,770
       Work in process                                                                      5,829         5,763
       Raw materials                                                                        2,844         3,134
       Operating supplies                                                                     669           695
---------------------------------------------------------------------------------------------------------------
                                                                                           89,889        91,362

     Prepaid expenses and deferred taxes                                                    8,028        11,108
---------------------------------------------------------------------------------------------------------------
Total current assets                                                                      164,164       155,579
Other assets:
     Repair parts inventories                                                               5,684         8,633
     Intangibles, net of accumulated amortization of $2,647 and $2,343                      9,558         9,862
     Pension assets                                                                        14,625        10,701
     Deferred software, net of accumulated amortization of $6,181 and $3,974                5,728         6,299
     Other assets                                                                             379           754
     Equity investments                                                                    82,835        80,437
     Goodwill, net of accumulated amortization of $14,651 and $13,126                      46,328        47,935
---------------------------------------------------------------------------------------------------------------
                                                                                          165,137       164,621
Property, plant and equipment at cost                                                     217,584       235,713
     Less accumulated depreciation                                                        112,490       116,242
---------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                    105,094       119,471
---------------------------------------------------------------------------------------------------------------
Total assets                                                                             $434,395      $439,671
===============================================================================================================

See accompanying notes.

                                     LIBBEY INC.
                             Consolidated Balance Sheets
                                     (Continued)

===============================================================================================================
                                                                                                December 31,
Dollars in thousands                                                                         1999          1998
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                       $  8,655      $ 14,932
     Accounts payable                                                                      29,126        22,605
     Salaries and wages                                                                    22,804        14,413
     Capacity realignment reserve                                                           3,692        19,929
     Accrued liabilities                                                                   24,777        22,702
     Income taxes                                                                           5,971            --
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  95,025        94,581
Long-term debt                                                                            170,000       176,300
Deferred taxes                                                                             18,392        16,184
Other long-term liabilities                                                                 6,594         6,689
Nonpension retirement benefits                                                             52,541        51,057

Shareholders' equity:
     Common stock, par value $.01 per share, 50,000,000 shares authorized,
       17,747,753 shares issued including 2,498,000 Treasury shares (17,707,570
       shares issued including 875,000 Treasury shares in 1998)                               152           168
     Capital in excess of par value                                                       282,734       281,956
     Treasury stock                                                                       (70,061)      (27,250)
     Deficit                                                                             (119,995)     (158,602)
     Cumulative foreign currency translation adjustment                                      (987)       (1,412)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 91,843        94,860
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                               $434,395      $439,671
===============================================================================================================
See accompanying notes.

                                   LIBBEY INC.
                        Consolidated Statements of Income

=======================================================================================================
                                                                            Year ended December 31,
Dollars in thousands, except per-share amounts                       1999           1998           1997
-------------------------------------------------------------------------------------------------------
REVENUES:
     Net sales                                                   $460,592       $436,522       $411,966
     Royalties and net technical assistance income                  4,397          3,026          3,087
-------------------------------------------------------------------------------------------------------
Total revenues                                                    464,989        439,548        415,053
Costs and expenses:
     Cost of sales                                                321,633        321,949        295,009
     Selling, general and administrative expenses                  64,131         54,191         49,585
     Capacity realignment charges                                     991         20,046             --
-------------------------------------------------------------------------------------------------------
                                                                  386,755        396,186        344,594
-------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             78,234         43,362         70,459
Other income (expense):
     Equity earnings                                                2,915          8,880          3,570
     Other - net                                                       13          1,493           (732)
-------------------------------------------------------------------------------------------------------
                                                                    2,928         10,373          2,838
-------------------------------------------------------------------------------------------------------
Earnings before interest and income taxes                          81,162         53,735         73,297
Interest expense - net                                            (12,501)       (12,674)       (14,840)
-------------------------------------------------------------------------------------------------------
Income before income taxes                                         68,661         41,061         58,457
Provision for income taxes                                         25,233         15,618         22,331
-------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 43,428       $ 25,443       $ 36,126
=======================================================================================================

NET INCOME PER SHARE:
     Basic                                                          $2.69          $1.45          $2.33
     Diluted                                                        $2.64          $1.42          $2.27
=======================================================================================================

See accompanying notes

                                   LIBBEY INC.
                 Consolidated Statements of Shareholders' Equity

==================================================================================================================================
                                                                                                          Accumulated
                                                     Common  Capital in                                         Other
Dollars in thousands,                                 Stock   Excess of      Treasury                   Comprehensive
except per-share data                     Shares     Amount   Par Value       Stock         Deficit      Income/(Loss)       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1997               15,061,231       $151     $191,909                  $(210,368)            $(139)    $(18,447)
    Comprehensive income:
       Net income                                                                            36,126                         36,126
       Effect of exchange rate
         fluctuation                                                                                             (463)        (463)
                                                                                                                          --------
    Comprehensive income                                                                                                    35,663
    Stock options exercised             219,700           1        4,704                                                     4,705
    Stock offering net of $573
       expenses                       2,300,000          23       82,595                                                    82,618
    Dividend -- $0.30 per share                                                              (4,550)                        (4,550)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997            17,580,931         175      279,208                   (178,792)             (602)      99,989
    Comprehensive income:
       Net income                                                                            25,443                         25,443
       Effect of exchange rate
         fluctuation                                                                                             (810)        (810)
                                                                                                                          --------
    Comprehensive income                                                                                                    24,633
    Stock options exercised             126,639           1        2,748                                                     2,749
    Purchase of shares for
       treasury                        (875,000)         (8)                 $(27,250)                                     (27,258)
    Dividend -- $0.30 per share                                                              (5,253)                        (5,253)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998            16,832,570         168      281,956      (27,250)     (158,602)           (1,412)      94,860
    Comprehensive income:
       Net income                                                                            43,428                         43,428
       Effect of exchange rate
         fluctuation                                                                                              425          425
                                                                                                                          --------
    Comprehensive income                                                                                                    43,853
    Stock options exercised              40,183           1          778                                                       779
    Purchase of shares for
       treasury                      (1,623,000)        (17)                  (42,811)                                     (42,828)
    Dividend -- $0.30 per share                                                              (4,821)                        (4,821)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999            15,249,753        $152     $282,734     $(70,061)    $(119,995)            $(987)     $91,843
==================================================================================================================================

See accompanying notes

                                   LIBBEY INC.
                       Consolidated Statements of Cash Flow

===============================================================================================================================
                                                                                                   Year ended December 31,
Dollars in thousands                                                                       1999            1998            1997
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $43,428         $25,443         $36,126
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation                                                                    14,717          15,852          16,826
         Amortization                                                                     4,036           3,654           3,070
         Equity earnings                                                                 (2,915)         (8,880)         (3,570)
         Capacity realignment charge                                                        991          20,046              --
         Nonpension retirement benefit cost in excess of payments                         1,419          (1,417)          1,309
         Deferred income taxes                                                            4,274            (498)          2,028
         Other                                                                            1,579           1,468             316
Changes in operating assets and liabilities:
         Accounts receivable                                                            (10,202)          1,566          (5,226)
         Inventories                                                                      1,404           8,693          (9,558)
         Prepaid expenses                                                                   640               9            (506)
         Other assets                                                                    (3,141)         (5,126)         (3,534)
         Accounts payable                                                                 6,313          (2,859)            647
         Accrued liabilities                                                              8,342          (5,499)          2,274
         Other liabilities                                                               (2,174)         (1,175)         (1,586)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                68,711          51,277          38,616

INVESTING ACTIVITIES
Additions to property, plant and equipment                                               (9,428)        (17,486)        (18,408)
Vitro acquisition and equity investments                                                     --              --        (106,750)
Dividends received from equity investments                                                  517          14,232              --
Other                                                                                        94           1,639             654
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (8,817)         (1,615)       (124,504)

FINANCING ACTIVITIES
Net bank credit facility activity                                                        (6,300)        (23,751)         (2,097)
Other net borrowing activity                                                             (6,217)          4,547           5,860
Stock offering                                                                               --              --          82,618
Stock options exercised                                                                     779           2,749           4,705
Treasury shares purchased                                                               (42,828)        (27,258)             --
Dividends                                                                                (4,821)         (5,253)         (4,550)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     (59,387)        (48,966)         86,536
Effect of exchange rate fluctuations on cash                                                 99             (18)             (4)
-------------------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                            606             678             644
Cash at beginning of year                                                                 3,312           2,634           1,990
-------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                     $ 3,918         $ 3,312         $ 2,634
===============================================================================================================================

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

INVENTORY VALUATION The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for over 70% of its inventories. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $9,726, $11,203 and $11,720 at December 31, 1999, 1998 and 1997, respectively. The remaining inventories are valued at either standard or average cost which approximate current costs.

GOODWILL Goodwill, which resulted from the excess of purchase cost over net assets acquired, is being amortized over 40 years. The Company periodically reviews goodwill to assess recoverability, generally based upon expectations of nondiscounted cash flows and operating income.

INTANGIBLES Intangibles resulted from valuations assigned by independent appraisers for future revenues from technical assistance agreements and trademarks acquired.

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

REVENUE RECOGNITION Revenue is recognized when the product is shipped. The Company generally does not accept a return unless it is preauthorized.

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

FOREIGN CURRENCY TRANSLATION The assets and liabilities of the Company's wholly owned foreign subsidiary are translated at current exchange rates, and any related translation adjustments are recorded directly in shareholders' equity. The 49% investment in Vitrocrisa is accounted for using the equity method with the U.S. dollar being the functional currency.

OTHER COMPREHENSIVE INCOME/(LOSS) Other comprehensive income/(loss) for the Company consists of foreign currency translation adjustment. Disclosure of comprehensive income/(loss) is incorporated into the Statement of Shareholders' Equity for all years presented.

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

TREASURY STOCK Treasury stock purchases are recorded at cost. During 1999 and 1998 the Company purchased 1,623,000 and 875,000 shares of treasury stock at an average cost of $26.39 and $31.15, respectively.

INCOME PER SHARE OF COMMON STOCK The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                      1999              1998               1997
----------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share -- net income that
   is available to common shareholders                                    $43,428           $25,443            $36,126
                                                                    --------------------------------------------------

Denominator for basic earnings per share -- weighted-average
   shares outstanding                                                  16,151,169        17,523,564         15,479,704
Effect of dilutive securities -- employee stock options                   325,834           392,132            457,353
                                                                    --------------------------------------------------
Denominator for diluted earnings per share -- adjusted
   weighted-average shares and assumed conversions                     16,477,003        17,915,696         15,937,057
                                                                    --------------------------------------------------

Basic earnings per share                                                   $ 2.69            $ 1.45             $ 2.33
                                                                    --------------------------------------------------

Diluted earnings per share                                                 $ 2.64            $ 1.42             $ 2.27
                                                                    --------------------------------------------------

3.  ACQUISITION AND EQUITY INVESTMENTS
On August 29, 1997, the Company completed a series of transactions with Vitro S.A. (collectively the "Vitro Transactions") for a cash purchase price of approximately $104.4 million and the assumption of certain liabilities, financed through borrowings under the Bank Credit Agreement. The primary components of the Vitro Transactions included the Company becoming: (i) a 49% equity owner in Vitrocrisa; (ii) the exclusive distributor of Vitrocrisa's glass tableware products in the U.S. and Canada and Vitrocrisa becoming the exclusive distributor of Libbey glass tableware products in Latin America; (iii) the owner of substantially all of the assets and certain liabilities of the business formerly known as WorldCrisa, renamed World Tableware; and (iv) the owner of a 49% interest in the business of Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa. As a result of the Vitro Transactions, the Company consolidates the financial results of World Tableware and includes in its financial results sales of Vitrocrisa's glass tableware in the U.S. and Canada pursuant to the distribution agreement.

The equity interests in Vitrocrisa and Crisa Industrial, L.L.C. were recorded as equity investments of $82.2 million, which exceeded the underlying equity in net assets by approximately $66.0 million. This amount is being amortized over 40 years as a charge to equity earnings. The acquisition of World Tableware was accounted for under the purchase method of accounting for financial reporting purposes, and an allocation of the purchase price to the underlying net assets acquired has been made. The excess of the aggregate purchase price over the fair value of assets acquired of approximately $11.8 million was recorded as goodwill and is being amortized over 40 years. The operating results of World Tableware and the equity earnings of Vitrocrisa and Crisa Industrial, L.L.C. have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition and equity investments occurred as of January 1, 1996 (in thousands, except per-share amounts):

         Year ended December 31,                               1997
         ------------------------------------------------------------
         Net revenues                                        $455,453
         Net income                                          $ 36,901
         Net income per share:
                  Basic                                         $2.38
                  Diluted                                       $2.32

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Vitro Transactions been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.


Summarized combined financial information for equity investments is as follows:


        December 31,                                               1999           1998
        --------------------------------------------------------------------------------
        Current assets                                           $ 77,462       $ 61,457
        Non-current assets                                        129,915        134,208
                                                              --------------------------
           Total assets                                           207,377        195,665
        Current liabilities                                        93,431         90,037
        Other liabilities and deferred items                       96,389         96,068
                                                              --------------------------
          Total liabilities and deferred items                    189,820        186,105
                                                              --------------------------
        Net assets                                               $ 17,557       $  9,560
        ================================================================================

        Year ended December 31,                                         1999            1998         1997(1)
        ----------------------------------------------------------------------------------------------------
        Net sales                                                   $189,699        $172,562        $ 71,413
          Cost of sales                                              129,667         114,250          44,172
                                                                   -----------------------------------------
        Gross profit                                                  60,032          58,312          27,241
          Operating expenses                                          21,260          19,765          10,651
                                                                   -----------------------------------------
        Income from operations                                        38,772          38,547          16,590
          Other income (loss)                                         (1,058)          1,003             217
                                                                   -----------------------------------------
        Earnings before finance costs and taxes                       37,714          39,550          16,807
          Interest expense                                            10,871          14,061           4,327
          Translation gain (loss)                                     (1,392)          4,433           1,500
                                                                   -----------------------------------------
        Earnings before income taxes and profit sharing               25,451          29,922          13,980
                                                                   -----------------------------------------
          Income taxes and profit sharing                             16,040           8,336           5,540
                                                                   -----------------------------------------
        Net income                                                  $  9,411        $ 21,586        $  8,440
        ====================================================================================================

         (1)Results after the investment date of August 29, 1997

4.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:


December 31,                                                           1999                   1998
----------------------------------------------------------------------------------------------------
Land                                                               $ 15,184                 $ 15,184

Buildings                                                            33,047                   31,495

Machinery and equipment                                             154,406                  169,249

Furniture and fixtures                                               11,577                   11,961

Construction in progress                                              3,370                    7,824
                                                                ------------------------------------
                                                                    217,584                  235,713

Less accumulated depreciation                                       112,490                  116,242

Net property, plant and equipment                                  $105,094                 $119,471
====================================================================================================

5.  OTHER ACCRUED LIABILITIES
Other accrued liabilities include accruals for insurance of $5,510 and $6,109 and various incentive programs of $14,510 and $11,865 at December 31, 1999 and 1998, respectively.

6. INCOME TAXES
The provision (credit) for income taxes consists of the following:

---------------------------------------------------------------------------------------------------
Year ended December 31,                        1999                    1998                   1997
---------------------------------------------------------------------------------------------------
Current:
    Federal                                 $ 21,062                $ 11,383               $ 15,906
    Foreign                                   (2,498)                  3,330                  2,345
    State and local                            2,395                   1,403                  2,052
---------------------------------------------------------------------------------------------------
                                              20,959                  16,116                 20,303
Deferred:
    Federal                                    1,154                   5,874                  1,500
    Foreign                                    3,530                  (7,049)                   368
    State and local                             (410)                    677                    160
---------------------------------------------------------------------------------------------------
                                               4,274                    (498)                 2,028
Total:
    Federal                                   22,216                  17,257                 17,406
    Foreign                                    1,032                  (3,719)                 2,713
    State and local                            1,985                   2,080                  2,212
---------------------------------------------------------------------------------------------------
                                            $ 25,233                $ 15,618                $22,331
===================================================================================================


The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:

--------------------------------------------------------------------------------------------------
Year ended December 31,                        1999                    1998                   1997
--------------------------------------------------------------------------------------------------
Domestic                                    $65,996                $ 52,091                $50,734
Foreign                                       2,665                 (11,030)                 7,723
--------------------------------------------------------------------------------------------------
                                            $68,661                $ 41,061                $58,457
==================================================================================================

A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

--------------------------------------------------------------------------------------------------
Year ended December 31,                      1999                     1998                  1997
--------------------------------------------------------------------------------------------------
Statutory U.S. federal tax rate               35.0%                    35.0%                  35.0%
Increase in rate due to:
    State and local income taxes,              1.9                      3.3                    2.5
    net of related federal taxes
    Amortization of goodwill                   1.2                      2.0                    0.9
    Other                                    (1.35)                    (2.3)                  (0.2)
--------------------------------------------------------------------------------------------------
Consolidated effective tax rate               36.75%                   38.0%                  38.2%
==================================================================================================

Income taxes paid in cash amounted to $13,849, $17,078 and $16,570 for the years ended December 31, 1999, 1998 and 1997, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

-----------------------------------------------------------------------------------------
December 31,                                              1999                       1998
-----------------------------------------------------------------------------------------
Deferred tax liabilities:
    Property, plant and equipment                     $ 20,055                   $ 22,600
    Inventories                                          5,677                      4,105
    Pension                                              4,835                      3,531
    Intangibles and other assets                        14,508                     12,125
-----------------------------------------------------------------------------------------
Total deferred tax liabilities                          45,075                     42,361
Deferred tax assets:
    Accrued nonpension retirement benefits              19,683                     19,206
    Other accrued liabilities                            9,814                      6,611
    Receivables                                            803                        321
    Capacity realignment reserve                         1,346                      7,451
    Other                                                1,301                        523
-----------------------------------------------------------------------------------------
Total deferred tax assets                               32,947                     34,112
-----------------------------------------------------------------------------------------
Net deferred tax liabilities                          $ 12,128                     $8,249
=========================================================================================

Net deferred tax liabilities are included in the consolidated balance sheets as follows:
----------------------------------------------------------------------------------------
December 31,                                             1999                       1998
----------------------------------------------------------------------------------------
Noncurrent deferred taxes                            $ 18,392                   $ 16,184
Prepaid expenses                                       (6,264)                    (7,935)
----------------------------------------------------------------------------------------
Net deferred tax liabilities                         $ 12,128                    $ 8,249
========================================================================================

7.  PENSION PLANS AND NONPENSION RETIREMENT BENEFITS
The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.

The components of the benefit obligation, plan assets and funded status of the plans are as follows:

                                                                    December 31,
                                                                    ------------
                                                            1999                 1998
                                                            ----                 ----
Change in benefit obligation:
  Benefit obligation, beginning of year                   $168,566             $162,526
  Service cost                                               3,825                3,799
  Interest cost                                             11,836               11,395
  Plan amendments                                              544                6,793
  Actuarial (gain) loss                                    (14,735)              (2,748)
  Benefits paid                                            (11,795)             (13,199)
                                                          --------             --------
  Benefit obligation, end of year                         $158,241             $168,566
                                                          --------             --------
Change in plan assets:
  Fair value of plan assets, beginning of year            $219,435             $201,424
  Actual return on plan assets                              38,764               31,210
  Benefits paid                                            (11,795)             (13,199)
                                                                               --------
  Fair value of plan asset, end of year                   $246,404             $219,435
                                                          --------             --------
Funded status of plan                                     $ 88,163             $ 50,869
  Unrecognized net gain                                    (79,294)             (45,728)
  Unrecognized prior year service cost                       5,756                5,560
                                                          --------             --------
  Prepaid pension benefit cost                            $ 14,625             $ 10,701
                                                          --------             --------

The actuarial present value of benefit obligations is based on a discount rate of 7.75% in 1999 and 7.0% in 1998. The expected long-term rate of return on assets is 10.0% in 1999 and 1998. A salary growth rate of 5.0% was used in 1999 and 4.5% in 1998. Future benefits are assumed to increase in a manner consistent with past experience. Plan assets primarily include marketable equity securities and government and corporate debt securities.

The components of the net pension expense are as follows:

                                                                               Year-ended December 31,
                                                                     1999               1998             1997
----------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                   $  3,825          $  3,799          $  3,373
Interest cost on projected benefit obligation                        11,836            11,395            11,479
Expected return on plan assets                                      (19,248)          (17,256)          (16,013)
Prior service cost amortization                                         348               166               (75)
Actuarial gain recognized                                              (685)             --                (275)
----------------------------------------------------------------------------------------------------------------
Net pension credit                                                 $ (3,924)         $ (1,896)         $ (1,511)
================================================================================================================

The Company also sponsors certain other employee retirement benefit plans which in the aggregate resulted in an expense of $2,082, $1,977 and $1,975 in 1999, 1998 and 1997, respectively.

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

The components of the nonpension retirement benefit obligation and amounts accrued are as follows:

                                                        December 31,
                                                        ------------
                                                  1999               1998
                                                  ----               ----
Change in accumulated postretirement benefit
obligation:
  Benefit obligation, beginning of year         $ 17,471          $ 30,699
  Service cost                                       532               698
  Interest cost                                    1,475             1,485
  Plan amendments                                  3,863           (12,413)
  Actuarial gain                                  (1,869)           (2,124)
  Benefits paid                                   (1,151)             (874)
                                                --------------------------
  Benefit obligation, end of year               $ 20,321          $ 17,471
                                                --------------------------

Funded status of plan                           $(20,321)         $(17,471)
  Unrecognized actuarial gain                    (16,758)          (16,464)
  Unrecognized prior year service cost           (15,462)          (17,122)
                                                --------------------------
  Prepaid (accrued) benefit cost                $(52,541)         $(51,057)
                                                ==========================


The provision for nonpension retirement benefit costs consists of the following:

                                                                                    Year ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                              1999            1998             1997
--------------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                             $  533         $   698          $ 1,236
Amortization                                                                    933          (2,517)          (1,639)
Interest cost on nonpension retirement benefit obligation
                                                                              1,475           1,485            2,408
--------------------------------------------------------------------------------------------------------------------
Net nonpension retirement benefit cost (credit)                              $2,941         $  (334)         $ 2,005
====================================================================================================================

Assumed health care cost inflation is based on a gradual decrease to an ultimate rate of 5.0%. A one percentage point increase in these rates would have increased the nonpension retirement expense by $75 and the benefit obligation by $941. A one percentage point decrease in these rates would have decreased the net nonpension retirement expense by $83 and the benefit obligation by $1,050. The assumed discount rate used in determining the accumulated nonpension retirement benefit obligation was 7.75% for 1999 and 7.0% for 1998. The increase in 1999 in the accumulated postretirement benefit obligation related to coverage of additional employees for medical expense. The reduction in 1998 in the accumulated postretirement benefit obligation related to plan amendments which provided for retiree contributions and annual cost limits. The Company continues to fund these nonpension retirement benefit obligations as claims are incurred.

The Company also provides retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. Approximately $400, $443 and $388 was charged to expense for the years ended December 31, 1999, 1998 and 1997, respectively.


8.  LONG-TERM DEBT
The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks that provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380.0 million, maturing May 1, 2002. Swing Line borrowings are limited to $25.0 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were .15% and .275%, respectively, at December 31, 1999. The Company may also elect to borrow up to a maximum of $190.0 million under a Bid Rate loan alternative of the Facility at floating rates of interest. The Company had $170.0 and $176.3 million outstanding under the Facility at December 31, 1999 and 1998, respectively. The Facility also provides for the issuance of $38.0 million of letters of credit, with such usage applied against the $380.0 million limit. At December 31, 1999, the Company had $5.2 million in letters of credit outstanding under the Facility.

The Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 1999, was 6.68% for an average remaining period of
2.3 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.47% at December 31, 1999.

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

Annual maturities for all the Company's long-term debt through 2002 are as follows: 2000 through 2001 - none; 2002 - $170.0 million.

At December 31, 1999, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. The fair market value for the Company's Rate Agreements at December 31, 1999 was $0.9 million. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Rate Agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

The Company guarantees $25.0 million of Vitrocrisa Holdings' debt as of December 31, 1999.

Interest paid in cash amounted to $12,297, $12,392 and $14,337 for the years ended December 31, 1999, 1998 and 1997.


9. STOCK OPTIONS
The Company has two stock option plans for key employees: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and (2) the 1999 Equity Participation Plan of Libbey Inc. The plans provide for the granting of Incentive Stock Options and Nonqualified Options to purchase 2,800,000 shares of the Company's common stock at a price not less than the fair market value on the date the option is granted.

Options become exercisable as determined at the date of the grant by the Compensation Committee of the Board of Directors. Unless an earlier expiration date is set at the time of the grant or results from termination of an optionee's employment or a merger, consolidation, acquisition, liquidation or dissolution of the Company, Incentive Stock Options expire ten years after the date of the grant and Nonqualified Options expire ten years and a day after the grant.

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. The alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant.

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

Assumption                          1999          1998          1997
----------                          ----          ----          ----
Risk-free interest rates            6.0%          5.5%          5.8%
Dividend yield                      1.0%          0.8%          0.8%
Volatility                          .29           .29           .26

The weighted average fair value of options granted in 1999, 1998 and 1997 was $12.22, $15.22 and $13.59, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except earnings per-share information):

Year ended December 31,                               1999             1998            1997
-------------------------------------------------------------------------------------------
Net income:
     Reported                                       $43,428         $25,443         $36,126
     Pro forma                                      $42,365         $24,435         $35,466
Earnings per share:
  Basic
     Reported                                         $2.69           $1.45           $2.33
     Pro forma                                        $2.62           $1.39           $2.29
  Diluted
     Reported                                         $2.64           $1.42           $2.27
     Pro forma                                        $2.57           $1.36           $2.23
===========================================================================================

Pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Stock option activity is as follows:

-----------------------------------------------------------------------------------------------------------
                                                                  Weighted-Average          Price Range Per
                                           Number of Shares         Exercise Price                    Share
-----------------------------------------------------------------------------------------------------------
January 1, 1998
   Outstanding                                    1,351,285                  16.45           $13.00-$36.63
   Exercisable                                    1,151,809                  14.45
   Granted                                          159,200                  38.33
   Canceled                                             500                  38.44
   Exercised                                        126,639                  14.17
-----------------------------------------------------------------------------------------------------------
December 31, 1998
   Outstanding                                    1,383,346                  19.17           $13.00-$38.44
   Exercisable                                    1,112,447                  15.46
   Granted                                          164,450                  31.25
   Canceled                                             500                  38.44
   Exercised                                         40,183                  13.27
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
   Outstanding                                    1,507,113                  20.64           $13.00-$38.44
   Exercisable                                    1,196,708                  17.32
-----------------------------------------------------------------------------------------------------------

The following information is as of December 31, 1999:

                                                                                    Options with an
                                                          Options with an            exercise price
                                                         exercise price of            greater than
                                                          $13.00 per share          $13.00 per share
----------------------------------------------------------------------------------------------------
Options outstanding                                                767,352                   739,761
       Weighted-average exercise price                              $13.00                    $28.57
       Remaining contractual life                                      3.4                       7.2
Options exercisable                                                767,352                   429,356
       Weighted-average exercise price                              $13.00                    $25.05
----------------------------------------------------------------------------------------------------


10.  SHAREHOLDERS' RIGHTS PLAN
The Company has a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. The Plan defines Existing Holder to mean Baron Capital Group, Inc. together with all of its Affiliates and Associates (including without limitation, Ronald Baron, BAMCO, Inc., Baron Capital Management, Inc. and Baron Asset Fund). Under the Plan, the Company's Board of Directors declared a distribution of one right for each outstanding common share of the Company. Each right will entitle shareholders to buy 1/100th of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $55 per right. The rights will not be exercisable until a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares or makes a tender offer for at least 20% (or in the case of an Existing Holder, 25%) of its common shares. Percentage increases resulting from share repurchases by the Company or inadvertence do not cause the rights to become exercisable. After the time that a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares, the holders of the rights may be permitted to exercise such rights to receive the Company's common shares having market value of twice the exercise price. The rights are redeemable at $0.001 per right at any time before the tenth day after a person has acquired 20% (or in the case of an Existing Holder, 25%) or more of the outstanding common shares. The redemption period may be extended under certain circumstances. If at any time after the rights become exercisable and not redeemed, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving party, the rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.

11.  OPERATING LEASES
Rental expense for all operating leases, primarily for warehouses, was $5,299, $5,684 and $5,983 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum rentals under operating leases are as follows:
2000--$3,872; 2001--$2,784; 2002--$2,211; 2003--$2,018; 2004--$1,637; and 2005
and thereafter--$6,060.


12.  CAPACITY REALIGNMENT CHARGE
On December 31, 1998, the Company, with the approval of the Board of Directors, adopted a formal, written and specific plan to realign the production capacity of the Company. The primary thrust of the plan was the closing of the Wallaceburg, Ontario, manufacturing and distribution facility, the realignment of its production and distribution activities to other facilities and the Company's Mexican joint venture partner and the exiting of the glass bottle business serviced out of Wallaceburg. The Company recorded a capacity realignment charge of approximately $20.0 million in the fourth quarter of 1998, which included $10.0 million for severance and related employee costs, $7.6 million for write-off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs. An additional charge was recorded in the first quarter of 1999 of $2.2 million, which included $1.5 million for enhanced severance and related employee costs, $0.3 million for write-off of fixed assets (primarily equipment) and $0.4 million for write-off of inventories and other costs.

The Wallaceburg facility ceased production in May 1999, and the limited remaining warehouse operations will terminate in early 2000. The fixed assets, supply inventories and repair parts not transferred have been written down to a nominal amount. The Wallaceburg property is presently held for sale; however, if a buyer is not located, it will be abandoned. The Company terminated the employment of virtually all of its 560 salary and hourly employees and included severance and related employee costs in its capacity realignment charge at the time when such severance benefits were disclosed to the employees. These severance and related employee costs were paid primarily when production ceased.

During the fourth quarter of 1999, the Company assessed the capacity realignment reserve by activity and reduced it by approximately $1.2 million, primarily for a reduction in severance and related costs. This resulted in a net provision for 1999 of approximately $1.0 million. The majority of the capacity realignment reserve balance at December 31, 1999 is for the demolition of glass furnaces and the related costs to ready the plant facility for sale or abandonment and the remaining disposition of certain fixed assets and inventories.

The following table sets forth the details and activity of the various components of the capacity realignment reserve during 1999:

                      Balance            Provision                                                           Balance
                      as of              Charged         Write-off of                      Effect of         as of
                      January            to              Assets to        Cash             Translation       December
Activity              1, 1999            Expense         Reserve          Payments         Adjustment        31, 1999
--------              -------            -------         -------          --------         ----------        --------
Severance and
   related
   employee
   costs              $ 9,946            $(758)                           $ (9,243)            $330           $  275
Asset write-
   downs:
   Fixed assets         7,619            1,367            $(5,891)            (326)             223            2,992
   Inventories
     and other          2,364              382               (988)          (1,508)             175              425
--------------------------------------------------------------------------------------------------------------------
Total                 $19,929            $ 991            $(6,879)        $(11,077)            $728           $3,692
====================================================================================================================


13.  INDUSTRY SEGMENT INFORMATION
Effective the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which superseded Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim and annual financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect the Company's results of operations or financial position.

The Company's revenues from external customers are derived from tabletop products. The Company does not have any customers who represent 10% or more of total sales. The Company's operations by geographic areas for 1999, 1998 and 1997 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

                           United States       Foreign       Eliminations      Consolidated
                           -------------       -------       ------------      ------------
1999
Net sales:
   Customers                  $404,355         $56,237                             $460,592
   Intercompany                 17,962           4,040        $(22,002)                  --
                         ------------------------------------------------------------------
Total                         $422,317         $60,277        $(22,002)            $460,592
Long-lived assets             $154,909         $79,348                             $234,257

1998
Net sales:
   Customers                  $378,420         $58,102                             $436,522
   Intercompany                 25,429          12,853        $(38,282)                  --
                         ------------------------------------------------------------------
Total                         $403,849         $70,955        $(38,282)            $436,522
Long-lived assets             $161,105         $86,738                             $247,843

1997
Net sales:
   Customers                  $351,768         $60,198                             $411,966
   Intercompany                 26,291          15,530        $(41,821)                  --
                         ------------------------------------------------------------------
Total                         $378,059         $75,728        $(41,821)            $411,966
Long-lived assets             $161,256         $93,562                             $254,818

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the years ended December 31, 1999 and 1998:

1999
Dollars in thousands, except                        First              Second                 Third              Fourth
per-share data                                    Quarter             Quarter               Quarter             Quarter
-----------------------------------------------------------------------------------------------------------------------
Net sales                                         $95,280             $112,923             $112,017            $140,372
Cost of sales                                      71,344               72,694               74,808             102,787
Gross profit                                       23,936               40,229               37,209              37,585
Earnings before interest and income
taxes(1)                                            9,474               24,947               24,983              21,758
Net income(1)                                       3,983               13,639               13,888              11,918
-----------------------------------------------------------------------------------------------------------------------
Net income per share
   Basic                                            $0.24                $0.84                $0.85               $0.76
   Diluted                                          $0.24                $0.82                $0.84               $0.74
-----------------------------------------------------------------------------------------------------------------------

(1) In the first quarter of 1999, the Company recorded a capacity realignment charge of $2.2 million pre-tax and $1.4 million after-tax. In the fourth quarter of 1999, the Company recorded a capacity realignment credit of $1.2 million pre-tax and $0.8 million after-tax.

1998
Dollars in thousands, except                        First              Second                 Third              Fourth
per-share data                                    Quarter             Quarter               Quarter             Quarter
-----------------------------------------------------------------------------------------------------------------------
Net sales                                         $90,088             $113,673             $109,604            $123,157
Cost of sales                                      67,360               79,569               76,801              98,219
Gross profit                                       22,728               34,104               32,803              24,938
Earnings (loss) before interest and
income taxes(2)                                    13,351               25,612               26,247             (11,475)
Net income (loss)(2)                                6,105               13,747               14,254              (8,663)
-----------------------------------------------------------------------------------------------------------------------
Net income per share
   Basic                                            $0.35                $0.78                $0.81              $(0.50)
   Diluted                                          $0.34                $0.76                $0.79              $(0.49)
-----------------------------------------------------------------------------------------------------------------------

(2) In the fourth quarter of 1998, the Company recorded a capacity realignment charge of $20.0 million pre-tax and $12.4 million after-tax.

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


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management," which is included in the Proxy Statement, is incorporated herein by this reference.

PART IV


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                           Page
                                                                           ----
Report of Independent Auditors                                               22

Consolidated Balance Sheets at December 31, 1999 and 1998                    23

For the years ended December 31, 1999, 1998 and 1997:

       Consolidated Statements of Income                                     25
       Consolidated Statements of Shareholders' Equity                       26
       Consolidated Statements of Cash Flows                                 27

Notes to Consolidated Financial Statements                                   28

Selected Quarterly Financial Data                                            45


Financial statement schedule for the years ended December 31, 1999, 1998 and 1997:

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


b) A form 8-K was filed during the fourth quarter, dated October 25, 1999, with respect to the press release announcing the authorization to repurchase up to 875,000 shares of the Company's common stock in open market and negotiated purchases.

(d) Vitrocrisa, S. de R. L. de C.V. Financial Statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 and Independent Auditors' Report are filed as a part of this Annual Report
     pursuant to Rule 3.09 of Regulation S-X                            S-2

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LIBBEY INC.


                                                by: /s/   Kenneth G. Wilkes
                                                -------------------------------
                                                Kenneth G. Wilkes
                                                Vice President and Chief
                                                Financial Officer
Date:    March 27, 2000

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

Carol B. Moerdyk                     Director

Richard I. Reynolds                  Director, Executive Vice President,
                                     Chief Operating Officer

John F. Meier                        Chairman of the Board of Directors,
                                     Chief Executive Officer





                                                     By:  /s/  Kenneth G. Wilkes
                                                        ------------------------
                                                        Kenneth G. Wilkes
                                                        Attorney-In-Fact
/s/  Kenneth G. Wilkes
-----------------------
Kenneth G. Wilkes
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:    March 27, 2000

          INDEX TO FINANCIAL STATEMENT SCHEDULE AND SEPARATE FINANCIAL
                            STATEMENTS OF AFFILIATE



                                                                           Page
                                                                           ----
Financial Statement Schedule of Libbey Inc. for the years ended
     December 31, 1999, 1998, and 1997 for Schedule II Valuation
     and Qualifying Accounts (Consolidated)                                S-1



Vitrocrisa, S. de R. L. de C.V. Financial Statements as of December 31,
       1999 and 1998 and for the years ended December 31, 1999,
       1998 and 1997 and Independent Auditors' Report                      S-2

                                   LIBBEY INC.
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)



                                                 Additions
                                                 Charged
                                  Balance at     (Credited) to
                                  Beginning      Costs and      Other          Deductions    Balance at
                                  Of Year        Expenses       (Note 1)       (Note 2)      End of Year
                                  -------        --------       --------       --------      -----------
Allowances for Losses and
Discounts on Receivables:

       1999                       $3,636             $1,648       $  79         $1,494         $3,869
                                  ======             ======       =====         ======         ======

       1998                       $3,103             $1,212        $132         $  811         $3,636
                                  ======             ======       =====         ======         ======

       1997                       $2,279             $  439        $551         $  166         $3,103
                                  ======             ======       =====         ======         ======


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

DELOITTE &
    TOUCHE
     [LOGO]           GALAZ, GOMEZ MORFIN,
                      CHAVERO, YAMAZAKI, S.C.
                      [LETTERHEAD]



INDEPENDENT AUDITORS' REPORT


To the Partners of
Vitrocrisa, S. de R.L. de C.V.
Monterrey, N.L.

We have audited the accompanying balance sheets of Vitrocrisa, S. de R.L. de C.V. (the "Company") (formerly Vitrocrisa, S.A. de C.V.) as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity and changes in financial position for each of the three years in the period ended December 31, 1999, all expressed in thousands of constant Mexican pesos as of December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitrocrisa, S. de R.L. de C.V. as of December 31, 1999 and 1998, and the results of its operations, changes in its partners' equity and changes in its financial position for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in Mexico.

Accounting principles generally accepted in Mexico differ in certain significant respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of net income for each of the three years in the period ended December 31, 1999, and the determination of partners' equity at December 31, 1999 and 1998 to the extent summarized in note 15.

The accompanying financial statements and the independent auditors' report have been translated into English language for the convenience of readers.

/s/ DELOITTE & TOUCHE
February 25, 2000

DELOITTE TOUCHE
TOHMATSU
                                      S-2

VITROCRISA, S. DE R.L. DE C.V. (FORMERLY VITROCRISA, S.A. DE C.V.)

BALANCE SHEETS
(Thousands of constant Mexican pesos as of December 31, 1999)
--------------------------------------------------------------------------------

                                                                                              DECEMBER 31,
ASSETS                                                                                   1999                1998
    Cash and cash equivalents (note 11)                                         Ps.     1,398       Ps.    16,380
    Trade receivables, net of allowance for doubtful accounts of
    Ps. 20,237  and Ps. 16,091 at December 31, 1999 and 1998,
    respectively (note 11)                                                            270,161             264,416
    Notes receivable from affiliates (note 11)                                         30,511
    Refundable income taxes and value added tax                                        48,269               3,609
    Other receivables (note 11)                                                        43,528              37,065
    Inventories (note 3)                                                              213,832             219,204
                                                                                -------------       -------------

           Current assets                                                             607,699             540,674

    Investment in shares                                                                9,310              10,457
    Deferred income tax and profit sharing to workers (note 9b)                       158,610             150,828
    Land and buildings (note 4)                                                       387,186             398,059
    Machinery and equipment (note 4)                                                  804,744             946,313
    Construction in progress                                                           34,870               6,494
    Intangible seniority premium and pension asset                                     91,506              94,510
    Other assets                                                                        3,850               2,698
                                                                                -------------       -------------

           Total assets                                                         Ps. 2,097,775       Ps. 2,150,033
                                                                                =============       =============
LIABILITIES
    Short-term debt                                                             Ps.    75,989       Ps.    72,250
    Current portion of long-term debt                                                  12,563              88,923
    Trade payables                                                                    172,792             150,743
    Notes payable to affiliates (note 11)                                             212,864             109,341
    Accounts payable to affiliates (note 11)                                           34,320              21,705
    Accrued expenses                                                                   60,012              96,522
    Other current liabilities                                                          27,795              36,722
                                                                                -------------       -------------
           Current liabilities                                                        596,335             576,206
                                                                                -------------       -------------
    Long-term debt (note 5)                                                           753,564             915,320
    Seniority premium and pension plans (note 6)                                      160,821             151,136
                                                                                -------------       -------------
           Long-term liabilities                                                      914,385           1,066,456
                                                                                -------------       -------------
           Total liabilities                                                        1,510,720           1,642,662
                                                                                -------------       -------------
    Commitments (note 14)

PARTNERS' EQUITY
    Contributed capital                                                             2,676,538           2,676,538
    Paid-in capital                                                                    90,452              90,452
    Shortfall in restatement of capital                                            (2,579,220)         (2,501,211)
    Minimum pension liability adjustment                                              (25,372)            (24,617)
    Retained earnings                                                                  60,348              36,878
    Net income for the year                                                           364,309             229,331
                                                                                -------------       -------------
           Partners' equity (note 8)                                                  587,055             507,371
                                                                                -------------       -------------
           Total liabilities and partners' equity                               Ps. 2,097,775       Ps. 2,150,033
                                                                                =============       =============

The accompanying notes are an integral part of these financial statements.


 ING. SALVADOR MINARRO                                LIC. CARLOS NAVARRO LEAL
Administrative Director                              Manager of Comptrollership

VITROCRISA, S. DE R.L. DE C.V. (FORMERLY VITROCRISA, S.A. DE C.V.)

STATEMENTS OF INCOME
(Thousands of constant Mexican pesos as of December 31, 1999)
--------------------------------------------------------------------------------


                                                                                 YEAR ENDED DECEMBER 31,

                                                                  1999                 1998                1997
 Net sales (note 11)                                         Ps. 1,867,739       Ps. 1,887,537       Ps. 1,940,692
 Cost of sales (note 11)                                         1,299,478           1,270,716           1,293,496
 General, administrative and selling expenses (note 11)            197,013             202,032             204,839
                                                             -------------       -------------       -------------

           Operating income                                        371,248             414,789             442,357
                                                             -------------       -------------       -------------

Interest expense                                                   118,662             146,624             181,355
Interest income                                                     (6,842)             (5,108)             (3,929)
Exchange (gain) loss, net (note 7-c)                               (44,441)            235,811              25,679
Gain from monetary position                                       (125,662)           (197,562)           (165,235)
                                                             -------------       -------------       -------------
           Total financing (benefit) cost, net                     (58,283)            179,765              37,870
                                                             -------------       -------------       -------------

           Income after financing                                  429,531             235,024             404,487

Other (expense) income, net                                        (24,817)                553                 564
                                                             -------------       -------------       -------------

           Income before income tax, profit sharing to
               workers and extraordinary item                      404,714             235,577             405,051

Income and asset tax (note 9)                                      109,287              69,845             135,650
Profit sharing to workers                                            9,342              10,639              13,081
                                                             -------------       -------------       -------------
           Income before extraordinary item                        286,085             155,093             256,320

 Extraordinary item (note 10)                                       78,224              74,238             124,631
                                                             -------------       -------------       -------------
           Net income                                        Ps.   364,309       Ps.   229,331       Ps.   380,951
                                                             =============       =============       =============


The accompanying notes are an integral part of these financial statements.

VITROCRISA, S. DE R.L. DE C.V. (FORMERLY VITROCRISA, S.A. DE C.V.)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (NOTE 8)
(Thousands of constant Mexican  pesos as of December 31, 1999, except per share amounts)
-------------------------------------------------------------------------------


                                                                               MINIMUM     (ACCUMULATED
                                                               SHORTFALL IN    PENSION        DEFICIT)
                                    CONTRIBUTED    PAID-IN    RESTATEMENT OF  LIABILITY       RETAINED                    PARTNERS'
                                      CAPITAL      CAPITAL        CAPITAL     ADJUSTMENT      EARNINGS     NET INCOME       EQUITY

                                                                                                                           >
Balance at December 31, 1996      Ps. 3,409,022  Ps. 90,452  Ps. (2,412,740) Ps. (18,428)  Ps. (949,103)  Ps. 330,619   Ps. 449,822

    Appropriation of net loss                                                                   330,619      (330,619)
        from prior year
    Recapitalization                   (618,484)                                                618,484
    Capital stock redemption           (114,000)                                                                           (114,000)
    Loss from holding non-
        monetary assets                                             (52,756)                                                (52,756)
    Minimum pension liability
        adjustment                                                                18,428                                    18,428
    Net income                                                                                                380,951       380,951
                                  -------------  ----------  --------------  -----------   ------------   -----------   -----------
Balance at December 31, 1997          2,676,538      90,452      (2,465,496)           0              0       380,951       682,445

    Appropriation of net income
        from prior year                                                                         380,951      (380,951)
    Dividends (Ps. 344.07 per
        share)                                                                                (344,073)                   (344,073)
    Loss from holding non-
        monetary assets                                             (35,715)                                                (35,715)
    Minimum pension liability
        adjustment                                                               (24,617)                                   (24,617)
    Net income                                                                                                229,331       229,331
                                  -------------  ----------  --------------  -----------   ------------   -----------   -----------
Balance at December 31, 1998          2,676,538      90,452      (2,501,211)     (24,617)        36,878       229,331       507,371

    Appropriation of net income
        from prior year                                                                         229,331      (229,331)
    Dividends (Ps. 205.86 per
        share)                                                                                 (205,861)                   (205,861)
    Loss from holding non-monetary
        assets                                                      (78,009)                                                (78,009)
    Minimum pension liability
        adjustment                                                                  (755)                                      (755)
    Net income                                                                                                364,309       364,309
                                  -------------  ----------  --------------  -----------   ------------   -----------   -----------
Balance at December 31, 1999      Ps. 2,676,538  Ps. 90,452  Ps. (2,579,220) Ps. (25,372)  Ps.   60,348   Ps. 364,309   Ps. 587,055
                                  =============  ==========  ==============  ===========   ============   ===========   ===========

The accompanying notes are an integral part of these financial statements.

VITROCRISA, S. DE R.L. DE C.V. (FORMERLY VITROCRISA, S.A. DE C.V.)

STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Thousands of constant Mexican pesos as of December 31, 1999)
--------------------------------------------------------------------------------

                                                                                      YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES:                                                       1999              1998                1997
    Net income                                                           Ps. 364,309        Ps. 229,331         Ps. 380,951
    Add (deduct) non-cash items:
        Depreciation and amortization                                        122,645            117,123              94,641
        Provision for seniority premium and pension plans                     11,934             10,658               6,038
        (Gain) loss from sale of fixed assets                                    507            (13,338)                599
        Deferred income tax and profit sharing to workers                     (7,707)            (6,894)              9,436
                                                                         -----------        -----------         -----------
                                                                             491,688            336,880             491,665
    Increase (decrease) in trade payables                                     22,049             17,290              (6,793)
    (Increase) decrease in trade and receivables from affiliates
                                                                              (5,745)            40,923             (17,115)
    Increase in inventories                                                  (10,978)           (56,777)             (9,167)
    Other operating assets and liabilities                                   (83,945)            38,356             (40,474)
                                                                         -----------        -----------         -----------
           Resources generated from operations                               413,069            376,672             418,116
                                                                         -----------        -----------         -----------

FINANCING ACTIVITIES:

    Short-term debt                                                           12,223             92,481
    Notes receivable from affiliates                                         (30,511)
    Notes payable to affiliates                                              125,070            (60,115)            (81,491)
    Long-term debt                                                           404,009            787,662             214,772
    Monetary effect on liabilities with financing cost                      (145,765)          (212,016)
    Payment of short-term debt                                                                                     (173,167)
    Payment of long-term debt                                               (526,391)          (380,655)           (351,303)
    Dividends (paid) accrued                                                (205,861)          (457,145)            113,072
    Capital stock redemption                                                                                       (114,000)
                                                                         -----------        -----------         -----------
           Resources used in financing activities                           (367,226)          (229,788)           (392,117)
                                                                         -----------        -----------         -----------

INVESTMENT ACTIVITIES:

    Investment in shares                                                                            (16)             (1,103)
    Sales of fixed assets                                                        725             20,398                 932
    Investment in land, buildings, machinery and equipment                   (60,503)          (164,433)            (30,690)
    Other                                                                     (1,047)            (2,491)              5,925
                                                                         -----------        -----------         -----------
           Resources used in investment activities                           (60,825)          (146,542)            (24,936)
                                                                         -----------        -----------         -----------
           Net (decrease) increase in cash and cash equivalents              (14,982)               342               1,063

Cash and cash equivalents at beginning of year                                16,380             16,038              14,975
                                                                         -----------        -----------         -----------
Cash and cash equivalents at end of year                                 Ps.   1,398        Ps.  16,380         Ps.  16,038
                                                                         -----------        -----------         -----------

The accompanying notes are an integral part of these financial statements

VITROCRISA, S. DE R.L. DE C.V. (FORMERLY VITROCRISA, S.A. DE C.V.)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Thousands of constant Mexican pesos as of December 31, 1999)
--------------------------------------------------------------------------------

1.   ACTIVITIES OF THE COMPANY :

     Vitrocrisa, S. de R.L. de C.V. (the "Company"), a wholly-owned subsidiary of Vitrocrisa Holding, S. de R.L. de C.V. which is 51% owned by Vitro, S.A. de C.V. ("Vitro") and 49% by Libbey Inc. ("Libbey"), is a company whose activity is the manufacture and distribution of glass articles. Prior to August 29, 1997, the Company was a wholly-owned subsidiary of Vitro.

     The Company changed its corporate name from Vitrocrisa, S.A. de C.V. to Vitrocrisa, S. de R.L. de C.V.

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

          Bulletin B-12 sets the rules related to the statement of changes in financial position. This statement presents the sources and uses of funds during the period measured as the differences, in constant pesos, between the beginning and ending balances of balance sheet items adjusted by the excess (shortfall) in restatement of capital. As required by Bulletin B-12, the monetary effect and the effect of changes in exchange rates are not considered non-cash items in the determination of funds generated from operations due to the fact they affect the purchasing power of the entity.

          The following is a description of the items that have been restated and of the methods used:

          o   Inventories and cost of sales

              Inventories are valued at the price of the last purchase made during the period, or at standard cost, without exceeding the net realizable value. Cost of sales is determined by using the standard cost at the time of sale.

          o   Land, buildings, machinery and equipment

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

              Depreciation is calculated using the straight-line method, taking into consideration the useful life of the asset, in order to depreciate the original cost and the revaluation. The depreciation begins in the month in which the asset comes into service. The useful lives of the assets are as follows:


                                                                          YEARS

              Buildings                                                     23
              Machinery and equipment                                    3 to 12

          o     Investment in shares

              The investment in shares in which the Company holds less than 10% of the capital stock, are accounted for at their acquisition cost.

          o     Shortfall in restatement of capital

              This item, which is an element of partners' equity, reflects the accumulated effect of holding non-monetary assets and the effect of the initial monetary position gain or loss. The accumulated effect of holding non-monetary assets represents the increase in the specific values of non-monetary assets in excess of or below the increase attributable to general inflation as measured by the INPC.

          o     Restatement of contributed capital and retained earnings

              Contributed capital and retained earnings are restated using the INPC from the respective dates such capital was contributed or income generated to the date of the most recent balance sheet presented.

          o     Exchange fluctuations

              Exchange gains or losses included in the (benefit) cost of financing are calculated by translating monetary assets and liabilities denominated in foreign currencies at the exchange rate in effect at the end of each month.

           o    Gain (loss) from monetary position

              The monetary position reflects the result of holding monetary assets and liabilities during periods of inflation. Values stated in current monetary units experience a decrease in purchasing power as time goes by. This means that losses are incurred by holding monetary assets over time, whereas gains are realized by maintaining monetary liabilities. The net effect is presented in the statement of income for the year as part of the total financing (benefit) cost.

     b)      Cash and cash equivalents


           Highly liquid short-term investments with original maturities of ninety days or less, consisting primarily of Mexican Government Treasury Bonds and money market instruments, are classified as cash equivalents.

     c)      Maintenance expenses


           Maintenance and repair expenses are recorded as costs and expenses in the period when they are incurred.

     d)      Seniority premiums, pension plans and severance payments

           Statutory seniority premiums and pension plans for all personnel are considered as costs in the periods in which services are rendered. Periodic costs are calculated in accordance with the accounting pronouncement Bulletin D-3, issued by the IMCP, and the actuarial computations were made by independent actuaries using estimates of the salaries that will be in effect at the time of payment. Personnel not yet eligible for seniority premiums are also taken into account, with any necessary adjustments made in accordance with the probability of their acquiring the required seniority. The cost of past service is amortized over the average period required for workers to reach their retirement age. The actuarial method used is the projected unit credit.

           Severance payments are expensed in the period in which such payments are made.

     e)      Income tax and profit sharing to workers

           Income tax and profit sharing to workers expense are computed in accordance with the partial liability method, as required by Bulletin D-4 issued by the IMCP, under which deferred taxes are provided for identifiable, non-recurring timing differences that are expected to reverse over a definite period of time, at the tax rates in effect at the end of each period (see note 13).

     f) Reclassification of selling, general and administrative expenses to cost of goods sold

           In order to improve comparative analysis with other companies, to reflect ongoing changes in Company's management of production facilities, and to facilitate the control of such expenses, a change in classification of certain costs and expenses is reflected in the 1999 results. Expenses related to the production of goods have been reclassified, from selling, general and administrative expenses to cost of goods sold. Those expenses include, among others, supervisors' salaries, packing materials, certain freight expenses, and warehousing costs. For comparison purposes, historical figures for the years 1998 and 1997 have been reclassified in the amount of Ps. 124,362 and Ps. 139,783, respectively. Additionally, as a result of the reclassification, Ps. 13,879 was capitalized in ending inventory at December 31, 1999 and operating income for the year then ended was increased by the same amount.

     g)      Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of these financial statements and its disclosures. Actual results could differ from those estimated.

3.   INVENTORIES:

        The breakdown is summarized as follows:

                                                           DECEMBER 31,
                                                     1999               1998

        Finished products                         Ps.172,801         Ps.195,563
        Raw materials                                  7,428              7,252
        Packaging materials                           10,784              6,512
                                                  ----------         ----------
                                                     191,013            209,327

        Spare parts                                    3,416              4,181
        Refractory                                    19,403              5,696
                                                  ----------         ----------
                                                  Ps.213,832         Ps.219,204
                                                  ==========         ==========

4.      LAND, BUILDINGS, MACHINERY AND EQUIPMENT:

        Land, buildings, machinery and equipment are summarized as follows:

                                                          DECEMBER 31,
                                                    1999               1998

        Land                                    Ps.136,590         Ps.137,120
        Buildings                                  520,140            523,000
        Accumulated depreciation                  (269,544)          (262,061)
                                                ----------         ----------
                                                Ps.387,186         Ps.398,059
                                                ==========         ==========
        Machinery and equipment                  2,537,658          2,693,271
        Accumulated depreciation                (1,732,914)        (1,746,958)
                                                ----------         ----------
                                                Ps.804,744         Ps.946,313
                                                ==========         ==========

       As mentioned in note 2a), machinery and equipment purchased in a foreign country, in the amount of Ps. 470,642, was restated using the index of inflation of the country of origin and translated into Mexican pesos using the corresponding exchange rate at December 31, 1999.

5.     LONG TERM DEBT:

       Long-term debt consists of the following notes payable to banks, net of their respective current maturities:

                                                                                                DECEMBER 31,
                                                                                           1999               1998

      Unsecured loan guaranteed by Vitro in Mexican pesos, interest based on
         Investments Units (UDIS) plus 8.75 points, payable monthly, principal
         payable in several installments through 2006.                                   Ps.  69,665       Ps.  81,666

      Unsecured loan in U.S. dollars, semiannual interest based on LIBOR plus 1.5
         points, principal payable in 2000.                                                                     33,346

       Unsecured loan in U.S. dollars, semiannual interest based on LIBOR plus
         2.25 points, principal payable in several installments through 2001.                284,958           333,462

       Unsecured loan in U.S. dollars, semiannual interest based on LIBOR plus
         1.35 points, principal payable in several installments through 2001.                398,941           466,846
                                                                                         -----------       -----------
                                                                                         Ps. 753,564       Ps. 915,320
                                                                                         ===========       ===========

        Maturity of long-term debt is as follows:


                YEAR                     DECEMBER 31, 1999
                2001                       Ps. 697,603
                2002                            13,705
                2003                            13,705
                2004                            13,705
                2005                            13,705
                2006                             1,141
                                           -----------
                                           Ps. 753,564
                                           ===========

       Certain of the Company's long-term debt agreements contain restrictions and covenants that require the maintenance of various financial ratios. The Company has complied with the restrictions and covenants during 1999.

6.     SENIORITY PREMIUM AND PENSION PLANS:

       The disclosures relating to the Company's seniority premium and pension plans required by Bulletin D-3, issued by IMCP, together with certain actuarial assumptions utilized are presented below as of December 31, 1999 and 1998.

                                                                                    DECEMBER 31,
                                                                              1999               1998
        Accumulated benefit obligation                                    Ps. 160,821        Ps. 151,136
                                                                          -----------        -----------
        Projected benefit obligation                                          165,350            154,558
        Unrecognized transition obligation                                     73,971             81,190
        Changes in assumptions and adjustments from experience                 28,081             27,217
        Unrecognized net loss                                                  19,355             14,142
                                                                          -----------        -----------
        Projected net liability                                                43,943             32,009
                                                                          -----------        -----------
        Additional minimum liability                                          116,878            119,127
        Net periodic cost (Ps. 17,404 in 1997)                                 26,112             23,872

      Assumptions:
          Discount rate                                                             5%                 5%
          Compensation increase                                                     1%                 1%


7.     FOREIGN CURRENCY BALANCES AND OPERATIONS:
-------------------------------------------------------------------------------

     a) Assets and liabilities denominated in foreign currency consist of the following at December 31, 1999:



                                                                            THOUSANDS OF U.S.
                                                                                 DOLLARS        MEXICAN PESOS
           Monetary assets                                                     $ 3,661           Ps.   34,770
           Fixed assets                                                         49,548                470,642
           Monetary liabilities-short term                                      41,817                397,207
           Inventories                                                             353                  3,349
           Monetary liabilities-long term                                       72,000                683,899

     b)      Foreign operations during 1999 were as follows:


                                           THOUSANDS OF U.S.
                                                DOLLARS           MEXICAN PESOS

         Exports                              $ 65,036            Ps. 620,021
         Imports                                18,882                180,455
         Interest expense, net                   8,328                 79,608

     c) The exchange rates used for purposes of these financial statements were Ps 9.4986 per one U.S. dollar at December 31, 1999 and Ps 9.8963 per one U.S. dollar at December 31, 1998. On February 25, 2000, date of issuance of these financial statements, the exchange rate was Ps.9.41 per one U.S. dollar.

8.     PARTNERS' EQUITY:

     a) At the stockholders' meeting held on September 27, 1999 it was agreed to change the corporate name from Vitrocrisa, S.A. de C.V. to Vitrocrisa, S. de R.L. de C.V.. Since that date, contributed capital is analyzed as follows:

                                             CLASS I                       CLASS II
                                          FIXED CAPITAL                VARIABLE CAPITAL

                                   NUMBER OF      PERCENTAGE OF   NUMBER OF     PERCENTAGE OF
               SERIE                SHARES            SHARES       SHARES           SHARES           TOTAL
            A                                                            1          0.0051%          0.0051%
            B                                                            1          0.0049%          0.0049%
            C (limited vote)              1              3.59%           1         96.4000%         99.9900%
                                   --------       -----------    ---------      ----------         --------
                                          1              3.59%           3         96.4100%        100.0000%
                                   ========       ===========    =========      ==========         ========

     b) At the stockholders' meeting held on April 30, 1999 it was agreed to declare dividends in the amount of Ps. 193,970 (thousands of nominal pesos).

     c) At the stockholders' meeting held on August 31, 1998 it was agreed to declare dividends in the amount of Ps. 271,658 (thousands of nominal pesos).

     d) At the stockholders' meeting held on August 8, 1997 the following was agreed:

          1. To increase the variable portion of the capital stock by Ps 443,662 (thousands of nominal pesos) through the capitalization of restatement of capital stock.

          2. To offset the accumulated deficit in the amount of Ps 443,662 (thousands of nominal pesos) by reducing the capital stock in the same amount.

          3. To declare dividends in the amount of U.S. $10,520 (thousands) from the restatement of capital stock. For accounting purposes this dividend was treated as a capital stock redemption.

     e) At December 31, 1998 and 1997 the capital stock of the Company is comprised of 1,000,000 nominal common shares, without par value, divided into the following series of shares:


                                                                                       VARIABLE
                                                                 FIXED CAPITAL          CAPITAL               TOTAL

           Series "C" shares                                         35,900                                  35,900

           Series "C" shares                                                            964,000             964,000

           Series "A" shares                                                                 51                  51

           Series "B" shares                                                                 49                  49
                                                                -----------         -----------         -----------
                                                                     35,900             964,100           1,000,000
                                                                ===========         ===========         ===========

     f) Partners' equity includes accrued profits and results from the restating of assets which, in case of distribution, will be subject, under certain circumstances, to the payment of income tax by the Company. Effective January 1, 1999, after a change made to the Income Tax Law in Mexico, the taxable rate for those distributions is 35%, and when dividends are paid to individuals or foreign residents, an additional 5% withholding tax will be paid.

9.    INCOME AND ASSET TAX :

     a)      The income and asset tax included in the results are:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           1999             1998              1997

           Tax benefit that results from the utilization of tax
               loss carry forwards and asset tax                        Ps.78,224         Ps.74,238        Ps.124,631

           Current income tax                                              38,216

           Deferred income tax:
               Provision for furnace repair                                (8,542)          (13,256)             (262)
               Benefit from the deduction of inventories held
                   on December 31, 1986                                     1,389             3,839             4,010

           Asset tax                                                                          5,024             7,271
                                                                       ----------         ---------        ----------
                                                                       Ps.109,287         Ps.69,845        Ps.135,650
                                                                       ==========         =========        ==========

     b) Deferred tax assets presented on the balance sheet result from the following:


                                                                                                  DECEMBER 31,
                                                                                               1999            1998
            Deferred tax benefit from provision for furnace repair                          Ps. 47,127      Ps. 36,900

            Deferred tax benefit from the future deduction of inventories held on
                December 31, 1986                                                              111,483         113,928
                                                                                            ----------      ----------
                                                                                            Ps.158,610      Ps.150,828
                                                                                            ==========      ==========

     c) At December 31, 1999, there were Ps 212,155 of previously deducted inventories and Ps. 43,943 of non-deductible provisions related to seniority premium and pension plans for which no deferred taxes have been provided in accordance with generally accepted accounting principles in Mexico.

     d) The reconciliation between the Company's effective income tax rate and the statutory income tax rate is as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                  1999           1998            1997

Effective income tax rate                                        27.00%         29.65%          33.49%
Add (deduct):
  Purchase deductions                                             1.72           7.72           (6.85)
  Difference between tax and financial accounting for
      depreciation                                                 .11            .31           (2.68)
  Difference between tax and financial accounting for
      monetary gain                                               3.42           3.89            6.35
  Provisions                                                       .37          (8.20)
  Other                                                           2.38            .63            3.69
                                                              --------        -------         -------
Statutory income tax rate                                        35.00%         34.00%          34.00%
                                                              ========        =======         =======

     e) Effective January 1, 1999, the Mexican income tax law was changed in several respects. In addition to the changes described in note
          8 f), the overall tax rate increased from 34% to 35%; however, in 1999 income taxes are currently payable based on a 32% rate and the remaining 3% will be paid when such amounts are paid out as dividends The 32% rate decreased to 30% effective January 1, 2000 and the remaining 5% will be paid when such amounts are paid out as dividends. Tax payers have the option to pay 35% currently rather than deferring a remainder until dividends are paid.

10.    EXTRAORDINARY ITEM:

       The extraordinary items in 1999, 1998 and 1997 are the tax benefits that resulted from the utilization of tax loss carry forwards and recovery of asset tax paid in previous years.

11.    BALANCES AND TRANSACTIONS WITH AFFILIATED COMPANIES:

       The principal balances and transactions with affiliated companies not shown separately in the financial statements are as follows:


                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                       1999            1998            1997
       Cash equivalents                                             Ps.    386
       Trade receivables                          Ps.   4,157            6,709
       Other receivables                               32,325
       Unsecured long-term loan payable                                 81,665
       Net sales                                      316,423          271,527     Ps.296,900
       Other income                                     4,167            2,903         14,729
       Purchases of inventory                          31,122           14,618         14,497
       Operating expenses                              35,045           43,974         41,152
       Interest expense                                11,258          103,836         59,411

       The balances of cash equivalents and unsecured long-term loan payable in 1998 and 1997, disclosed above result from deposits and loan transactions with subsidiaries of Grupo Financiero Serfin, S.A. (GFS), a Mexican financial group, in which Vitro held an equity interest. Interest expense relates to loan transactions with Vitro's subsidiaries and GFS in 1998 and 1997. Net sales disclosed above were primarily to Crisa Corporation, a U.S. corporation owned 100% by Vitro, and to Crisa Industrial L.L.C., a U.S. Corporation owned 51% by Vitro and 49% by Libbey, for purposes of facilitating export sales. Notes receivables (payable) from (to) affiliates are interest bearing loans with market interest rates. Trade receivables, other receivables, other income, purchases of inventory, operating expenses, and accounts payable to affiliates, all consist of transactions with subsidiaries of Vitro and are of a normal and recurring nature.

12.    YEAR 2000

       The Company's year 2000 project to identify and correct the systems applications affected by the year 2000 issue was completed according to schedule. The Company achieved the objective of maintaining continuous operations in all its manufacturing plants and information systems according to the plan. During the transition period to the year 2000, all the operations performed normally and in the following months the Company will continue to monitor the performance of all year 2000 sensitive elements in all its operations.

13.    NEW ACCOUNTING STANDARD

       On January 1, 2000 a new accounting standard became effective, new Bulletin D-4, issued by the IMCP, which defines the accounting treatment for income taxes and workers' profit sharing ("WPS"). In accordance with this new bulletin the financial statements should recognize deferred income taxes for all temporary differences between accounting and tax bases for all assets and liabilities and deferred WPS for temporary differences between tax and accounting results, which are expected to reverse in the future. Additionally, net operating losses and asset tax paid are recognized as assets.

       The initial cumulative effect at January 1, 2000, from the application of the new Bulletin D-4 will increase liabilities by Ps. 215,853, decrease total assets by Ps. 123,363 and decrease partners' equity by Ps. 339,216. The cumulative effect as of January 1, 2000 will be charged directly to partners' equity and will have no effect on cash flow.

14.    COMMITMENTS


       The Company leases warehouses under noncancelable operating lease agreements. Under those agreements the Company might sub-lease such premises. As of December 31, 1999, future minimum lease payments are as follows:

              YEAR                                  AMOUNT

              2000                                Ps. 33,488
              2001                                    21,993
              2002                                    21,993
              2003                                    21,462
              2004                                    14,315

       Additionally to these payments, the Company has negotiated to make an advanced payment of Ps. 156,432 on June 1, 2000 to freeze future increases by inflation or other factors.

       Rental expense for the years 1999, 1998 and 1997 were Ps. 40,546, Ps. 26,815 and Ps. 24,787, respectively.

15.    DIFFERENCES BETWEEN MEXICAN AND UNITED STATES ACCOUNTING PRINCIPLES:


       The Company's financial statements are prepared in accordance with Mexican GAAP, which vary in certain significant respects from accounting principles generally accepted in the United States (U.S. GAAP).

       The principal differences between Mexican GAAP and U.S. GAAP and their effects on net income and partners' equity are presented below with an explanation of the adjustments:

       Reconciliation of net income

                                                               YEAR ENDED DECEMBER 31,
                                                         1999             1998            1997
       Net income under Mexican GAAP                  Ps.364,309       Ps.229,331      Ps.380,951
       U.S. GAAP adjustments for:
         Effects of inflationary accounting              (54,277)        (129,244)       (157,100)
         Deferred income taxes                           (86,121)         (51,258)        (60,248)
         Deferred workers' profit sharing                (26,740)           4,732         (12,542)
                                                      ----------      -----------      ----------
       Net income under U.S. GAAP                     Ps.197,171      Ps.  53,561      Ps.151,061
                                                      ==========      ===========      ==========

        Reconciliation of partners' equity


                                                                                YEAR ENDED DECEMBER 31,
                                                                        1999               1998                1997
      Total partners' equity reported under Mexican GAAP           Ps.  587,055        Ps. 507,371         Ps. 682,445
      U.S. GAAP adjustments for:
        Effects of inflationary accounting                             (973,902)        (1,007,507)           (992,531)
        Deferred income taxes                                            10,274             96,395             147,653
        Deferred workers' profit sharing                                  7,729             34,469              29,737
                                                                   ------------        -----------         -----------
      Partners' equity (deficiency in assets) under U.S. GAAP      Ps. (368,844)       Ps.(369,272)        Ps.(132,696)
                                                                   ============        ===========         ===========

     a)     Effects of inflationary accounting

       A significant difference between Mexican and U.S. GAAP relates to the formal adoption in Mexico of inflationary accounting, which mitigates the effects of inflation on financial information. Under Mexican GAAP, all basic financial statements (including those of prior years) and related notes are presented in pesos of purchasing power at the end of the latest period presented. Inventories are valued at replacement cost and fixed assets are restated under the method of consumer price index adjustment, using the INPC. Partners' equity components are restated by applying INPC growth factors from the date on which the component was contributed or generated.

     b)     Deferred income tax:

       Under Mexican GAAP, deferred taxes are provided only for identifiable, nonrecurring timing differences which are expected to reverse over a definite period of time (see note 13). For U.S. GAAP purposes, the Company has applied Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

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

       The significant components of the deferred tax assets for purposes of U.S. GAAP reconciliation are as follows:

                                                                       DECEMBER 31,
                                                           1999              1998               1997
            Reserves                                   Ps.33,733          Ps.39,278          Ps.22,278
            Tax loss carry forwards                                           3,140             63,619
            Inventories                                   11,868             10,585             19,025
            Seniority premium and pension plans           15,380              9,975              5,450
            Tax on assets                                                    58,476             45,533
            Fixed assets                                  33,528             33,491             37,106
            Other                                        (11,971)
                                                       ---------         ----------         ----------
            Total deferred tax assets                  Ps.82,538         Ps.154,945         Ps.193,011
                                                       =========         ==========         ==========

     c)     Deferred workers' profit sharing

       The Company calculates a deferred workers' profit sharing asset for U.S. GAAP purposes based on temporary differences between the financial reporting bases and workers' profit sharing bases of assets and liabilities. Under U.S. GAAP, workers' profit sharing expense would be classified as a component of operating expenses.

       The significant components of the deferred workers profit sharing for purposes of U.S. GAAP reconciliation are as follows:

                                                                         DECEMBER 31,
                                                              1999             1998              1997
            Inventories                                   Ps. 3,391        Ps. 3,025         Ps. 5,595
            Exchange fluctuation                              9,623           32,973            31,402
            Reserves                                          9,638           11,222             6,552
            Fixed assets                                     (8,716)          (8,260)           (7,581)
            Seniority premium and pension plans               4,394            2,850             1,603
            Other                                            (3,420)
                                                          ---------        ---------         ---------
            Net deferred profit sharing assets            Ps.14,910        Ps.41,810         Ps.37,571
                                                          =========        =========         =========

  d)     Other Differences and Supplemental U.S. GAAP Disclosures

  1. Extraordinary Items.- Mexican GAAP requires that utilization of tax loss carry forwards and the recovery of the asset tax paid in previous years be classified as extraordinary items in the statement of income, whereas U.S. GAAP requires the benefit from utilization of tax loss carry forwards to be classified as a component of income tax expense attributable to continuing operations. The benefits from utilization of tax loss carry forwards in constant peso terms were Ps. 11,973 for the year ended December 31, 1999, Ps. 74,238 for the year ended December 31, 1998 and Ps. 124,631 for the year ended December 31, 1997. For U.S. GAAP purposes, such amounts, in thousands of nominal pesos, were Ps. 11,190, Ps. 66,096 and Ps. 93,553, respectively. The benefit from the recovery of the asset tax in 1999 was Ps. 66,251 in constant peso terms and Ps. 62,633 in thousands of nominal pesos.

  2. Post-retirement Benefits.- Under U.S. GAAP, SFAS No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions" requires accrual of post-retirement benefits other than pensions (such as health care benefits) during the years an employee provides services. The Company is not required to provide for post-retirement benefits.

  3. Pension Disclosures.- The Company maintains pension plans and seniority premium plans and has adopted Bulletin D-3 issued by the IMCP. The accounting treatment for pensions set forth in this Bulletin is substantially the same as those set forth in SFAS No. 87 "Employer's Accounting For Pensions". The Company records the pension cost determined by actuarial computations, as described in notes 2d) and 6. The differences between principles applied by the Company under Mexican GAAP and requirements of SFAS No. 87 are not material.

       For purposes of determining pension and seniority premium cost under U.S. GAAP the Company applies SFAS No. 87. The disclosures under SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", are presented below.

                                                                           1999               1998               1997
      Change in benefit obligation:

               Benefit obligation at beginning of year                   Ps.134,560        Ps.  80,128        Ps.34,583
               Service cost                                                   3,865              4,277            2,075
               Interest cost                                                  7,153              6,281            3,937
               Net amortization and deferral                                 13,736             10,696            7,052
                Intangible asset                                              7,362             20,045           51,404
               Minimum pension liability adjustment                           3,454             21,918          (11,954)
               Benefits paid                                                 (9,309)            (8,785)          (6,969)
                                                                         ----------         ----------        ---------
               Benefit obligation at end of year                         Ps.160,821         Ps.134,560        Ps.80,128
             Amounts recognized in the balance sheet consists of:
             Projected net liability                                      Ps.43,943        Ps.  28,498        Ps.16,028
             Intangible asset                                                91,506             84,144           64,100
             Minimum pension liability adjustment                            25,372             21,918                0
                                                                         ==========         ==========        =========
                                                                         Ps.160,821         Ps.134,560        Ps.80,128
                                                                         ==========         ==========        =========

             Pension and seniority premium costs are summarized below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              1999             1998            1997
             Service costs                                                   Ps. 3,865        Ps. 4,277      Ps. 2,075
             Interest cost                                                       7,153            6,281          3,937
             Net amortization and deferral                                      13,736           10,696          7,052
                                                                             ---------        ---------      ---------
             Net periodic pension cost                                       Ps.24,754        Ps.21,254      Ps.13,064
                                                                             =========        =========      =========



  4. Weighted Average Interest Rates - The weighted average interest rates on short-term debt and short-term accounts payable to affiliates outstanding as of December 31, 1999 and 1998 were approximately 8% and 8.5%, respectively.




  5.      Supplement Cash flow Information Required by U.S. GAAP

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                1999             1998             1997
             Cash payments for interest and income tax follows:
             Interest                                                       Ps. 80,169        Ps.80,832       Ps.89,744
             Income tax                                                         71,429            4,078           4,817

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


             The Company has presented a cash flow statement in a manner that comprehensively segregates the effects of inflation and currency devaluation from the cash flows from operating, investing and financing activities as follows:

             CONDENSED STATEMENTS OF CASH FLOWS U.S. GAAP BASIS

                                                                                    YEAR ENDED DECEMBER 31,
              OPERATING ACTIVITIES:                                             1999            1998            1997
                  Net income                                                Ps.197,171       Ps.53,561      Ps.151,061
                  Add (deduct) non-cash items:
                      Depreciation and amortization                             47,338          32,042          12,995
                      Provision for seniority premium and pension plans
                                                                                13,170          12,495           6,095
                      (Gain) loss from sale of fixed assets                       (505)        (16,479)            306
                      Deferred income tax and profit sharing to workers
                                                                                99,289          33,827          73,947
                                                                            ----------       ---------      ----------
                                                                               356,463         115,446         244,404
              Increase  in trade payables                                       38,582          34,036           9,200
              Increase in trade and receivables from affiliates                (34,746)         (6,217)        (42,235)
              Increase in inventories                                          (18,526)        (46,188)        (18,954)
              Other current assets and liabilities, net                        (71,412)         44,752         (18,513)
                                                                            ----------       ---------      ----------
                         Cash provided by operating activities                 270,361         141,829         173,902
                                                                            ----------       ---------      ----------

              FINANCING ACTIVITIES:

              Borrowing of short-term debt                                      11,662          64,326
              Borrowing (payments) of notes payable to affiliates              115,514         (56,809)        (57,880)
              Notes receivable from affiliates                                (30,511)
              Long-term debt                                                   379,951         639,171         152,866
              Payment of long-term debt                                       (507,925)       (310,381)       (251,011)
              Dividends                                                       (193,970)       (356,534)
                                                                            ----------       ---------      ----------
                         Cash used in financing activities                    (225,279)        (20,227)       (156,025)
                                                                            ----------       ---------      ----------

              INVESTING ACTIVITIES:

              Sale of fixed assets                                                 679          16,816             769
              Investment in land, buildings, machinery and equipment
                                                                               (57,848)       (133,685)        (19,758)
              Other                                                             (1,099)         (2,187)          3,437
                                                                            ----------       ---------      ----------
                         Cash used in investing activities                     (58,268)       (119,056)        (15,552)
                                                                            ----------       ---------      ----------

                         Net (decrease) increase in cash and cash              (13,186)          2,546           2,325
                             equivalents
              Cash and cash equivalents at beginning of year                    14,584          12,038           9,713
                                                                            ----------       ---------      ----------

              Cash and cash equivalents at end of year                        Ps.1,398       Ps.14,584       Ps.12,038
                                                                            ==========       =========      ==========

  6. Fair value of financial instruments.- SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of the Company's financial instruments approximate their estimated fair values.

       The fair value information presented herein is based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

  7. Comprehensive income - Under U.S. GAAP, SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. The Company's only item of other comprehensive income is the minimum pension liability adjustment.


       Additional required disclosures under SFAS No. 130 are as follows:

       Disclosure of accumulated other comprehensive income balances:


                                                              MINIMUM PENSION
                                                                 LIABILITY
                                                                 ADJUSTMENT

             Balance at December 31, 1996                       Ps.   11,954

             Change for the year                                     (11,954)
                                                                ------------
             Balance at December 31, 1997                                  0

             Change for the year                                      21,918
                                                                ------------

             Balance at December 31, 1998                             21,918

             Change for the year                                       3,454
                                                                ------------
             Balance at December 31, 1999                       Ps.   25,372
                                                                ============

                                   * * * * *

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
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
                             entered into by and between Libbey Inc., Libbey Glass Inc., LGA2 Corp., LGA3
                             Corp., LGA4 Corp., Vitro S.A., Vitrocrisa Holding, S.A. de C.V., Vitro
                             Corporativo, S.A., Vitrocrisa S.A. de C.V. Crisa Corporation, and WorldCrisa
                             Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form
                             8-K dated August 29, 1997 and incorporated herein by reference).

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

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

  4.4                 --     First Amendment to Rights Agreement, dated February 3, 1999, between Libbey
                             Inc. and the Bank of New York (filed as Exhibit 4.4 to Registrant's Annual
                             Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 10.1                 --     Management Services Agreement dated as of June 24, 1993 between Owens-Illinois
                             General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

 10.2                 --     Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.3                 --     Pension and Savings Plan Agreement dated as of June 17, 1993 between
                             Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

 10.4                 --     Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois,
                             Inc. and Libbey Inc. (filed as Exhibit 10.5 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.5                 --     Employment Agreements dated as of June 24, 1993 between Libbey Inc. and its then Executive Officers (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.6                 --     Employment Agreement dated as of August 1, 1993 between Libbey Inc. and Kenneth
                             G. Wilkes (filed as an Exhibit 10.6(a) to Registrant's Annual Report on Form
                             10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.7                 --     Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key
                             Employees (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for
                             the year ended December 31, 1993 and incorporated herein by reference).

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

*10.8                 --     Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as
                             Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended
                             December 31, 1993 and incorporated herein by reference).

*10.9                 --     Libbey Inc. Deferred Compensation Plan for Outside Directors (filed as Exhibit
                             10.11 to Registrant's Annual Report on Form 10-K for the year ended December
                             31, 1993 and incorporated herein by reference).

*10.10                --     The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

*10.11                --     Form of Non-Qualified Stock Option Agreement between Libbey Inc. and Charles S.
                             Goodman under Amended and Restated Libbey Inc. Stock Option Plan for Key
                             Employees (filed as Exhibit 10.16 to the Registrant's current Report on Form
                             8-K dated October 10, 1995 and incorporated herein by reference).

 10.12                --     Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff
                             Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd.
                             guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc.
                             under the Asset Purchase Agreement for the Acquisition of Syracuse China
                             (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to the Registrant's Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

 10.13                --     Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of
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

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

 10.14                --     Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff
                             Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG
                             Acquisition Corp. and Libbey Canada Inc. amending the Letter Agreement dated
                             September 22, 1995 filed as part of the Asset Purchase Agreement for the
                             Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit 10.19 to the
                             Registrant's Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

*10.15                --     Employment Agreement dated as of April 1, 1996 between Libbey Inc. and John A.
                             Zarb (filed as Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q for
                             the quarter ended March 31, 1996 and incorporated herein by reference).

*10.16                --     The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as
                             Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.17                --     First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit
                             10.23 to Registrant's Annual Report on Form 10-K for the year ended December
                             31, 1996 and incorporated herein by reference).

*10.18                --     Employment Agreement dated as of January 1, 1997 between Libbey Inc. and
                             Timothy T. Paige (filed as Exhibit 10.24 to Registrant's Annual Report on Form
                             10-K for the year ended December 31, 1996 and incorporated herein by reference).

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

 10.19                --     The Second Amended and Restated Credit Agreement dated as of April 23, 1997 to the First Amended and Restated Credit Agreement dated as of July 17, 1995 among
                             Libbey Glass Inc. and Libbey Canada Inc. as Borrowers, the lenders listed therein, The Bank of Nova Scotia, as Canadian Agent, The First National Bank of
                             Chicago, as Syndication Agents, NationsBank, N.A., as Documentation Agent, The
                             Bank of New York, The Bank of Nova Scotia, Caisse National De Credit Agricole,
                             Fleet Bank, N.A. and Keybank National Association, as Co-Agents and Bankers
                             Trust Company, as Administrative Agent (filed as Exhibit 10.25 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

 10.20                --     Amended and Restated Distribution Agreement dated to be effective as of August
                             29, 1997, by and among Vitro S.A., Vitrocrisa, S.A. de C.V., Libbey Inc. and
                             Libbey Glass Inc. whereby Libbey Glass Inc. will distribute certain products
                             (filed as Exhibit 10.26 to Registrant's Current Report on Form 8-K/A dated
                             August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.21                --     Vitrocrisa S.A. de C.V. Shareholders Agreement dated to be effective as of
                             August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A., Vitrocrisa
                             Holding S.A. de C.V. and Vitrocrisa S.A. de C.V. (filed as Exhibit 10.28 to
                             Registrant's Current Report on Form 8-K /A dated August 29, 1997 Amendment No.
                             1 and incorporated herein by reference).

 10.22                --     Vitrocrisa Holding S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and
                             Vitrocrisa Holding S.A. de C.V. (filed as Exhibit 10.29 to Registrant's Current
                             Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.23                --     Amended and Restated Covenant Not to Compete dated to be effective as of August
                             29, 1997 by and between Libbey Inc. and Vitro S.A. (filed as Exhibit 10.30 to
                             Registrant's Current Report on Form 8-K /A dated August 29, 1997 Amendment
                             No. 1 and incorporated herein by reference).

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

 10.24                --     Crisa Libbey S.A. de C.V. Shareholders Agreement dated to be effective as of
                             August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Crisa
                             Libbey S.A. de C.V. (filed as Exhibit 10.31 to Registrant's Current Report on
                             Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.25                --     Limited Liability Company Agreement of Crisa Industrial, L.L.C. dated to be effective as of August 29, 1997 by and among Crisa Corporation, LGA4 Corp.,
                             Vitro S.A. and Libbey Inc. (filed as Exhibit 10.32 to Registrant's Current
                             Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.26                --     Management Services Agreement dated to be effective August 29, 1997 by and between Libbey Inc. and Vitrocrisa S. A. de C.V. for services to be provided by one or more subsidiary corporations of Libbey Inc. (filed as Exhibit 10.33 to
                             Registrant's Current Report on Form 8-K /A dated August 29, 1997 Amendment No.
                             1 and incorporated herein by reference).

*10.27                --     Employment Agreement dated as of September 1, 1997 between Libbey Inc. and
                             Daniel P. Ibele (filed as Exhibit 10.34 to Registrant's Current Report on Form
                             8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

*10.28                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and L.
                             Frederick Ashton (filed as Exhibit 10.35 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.29                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Dave F. Brown (filed as Exhibit 10.37 to Registrant's Quarterly Report on Form
                             10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.30                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Rob A. Bules (filed as Exhibit 10.38 to Registrant's Quarterly Report on Form
                             10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

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

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

*10.39                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Willie B. Purvis (filed as Exhibit 10.47 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.40                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Richard I. Reynolds (filed as Exhibit 10.48 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.41                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Scott M. Sellick (filed as Exhibit 10.49 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.42                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Arthur H. Smith (filed as Exhibit 10.50 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.43                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Kenneth G. Wilkes (filed as Exhibit 10.51 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.44                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             John A. Zarb (filed as Exhibit 10.52 to Registrant's Quarterly Report on Form
                             10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.45                --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and
                             Wayne J. Zitkus (filed as Exhibit 10.53 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.46                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and L. F. Ashton (filed as Exhibit 10.48 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

*10.47                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.48                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Arthur H. Smith (filed as Exhibit 10.50 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.49                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.51 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.50                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.52 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.51                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.53 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.52                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and John A. Zarb (filed as Exhibit 10.54 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.53                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.55 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

*10.54                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Dave Brown (filed as Exhibit 10.56 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.55                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Willie Purvis (filed as Exhibit 10.57 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.56                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Robert Dunton (filed as Exhibit 10.58 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.57                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and William Herb (filed as Exhibit 10.59 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.58                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Wayne Zitkus (filed as Exhibit 10.60 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.59                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and John P. Pranckun (filed as Exhibit 10.61 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.60                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Pete Kasper (filed as Exhibit 10.63 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

*10.61                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Scott Sellick (filed as Exhibit 10.64 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.62                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Rob Bules (filed as Exhibit 10.65 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.63                --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May
                             27, 1998 between Libbey Inc. and Terry Hartman (filed as Exhibit 10.66 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.64                --     Employment Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth
                             A. Boerger (filed as Exhibit 10.67 to Registrant's Quarterly Report on Form
                             10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

*10.65                --     Change of Control Agreement dated as of August 1, 1999 between  Libbey Inc. and
                             Kenneth A. Boerger (filed as Exhibit 10.68 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

*10.66                --     Form of Non-Qualified Stock Option Agreement between  Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc.
                             (filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q for the
                             quarter ended September 30, 1999 and incorporated herein by reference).

*10.67                --     The 1999 Equity Participation Plan of Libbey Inc. (filed herewith).

   13                 --     1999 Annual Report to Shareholders for the year ended December 31, 1999.
                             Except for the information that is expressly incorporated herein by reference, this exhibit is furnished for the information of the Securities and Exchange
                             Commission and is not deemed to be filed as part of this report.

                                 EXHIBIT INDEX
S-K Item
601 No.                                 Document
--------------------------------------------------------------------------------

 22                   --     Subsidiaries of the Registrant (filed herewith).

 23                   --     Consent of Independent Auditors (filed herewith).

 25                   --     Power of Attorney (filed herewith).

 27                   --     Financial Data Schedule -- year 1999 (filed herewith)

 99                   --     Safe harbor provisions of the Private Securities Litigation Reform Act of 1995
                             (filed herewith).

* Management Contract or Compensation Plan or Arrangement.