Form 10-Q
period 2000-03-31
LIBBEY INC
filed 2000-05-15
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



(Mark one)

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2000


                                       or


          ( ) Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                                   Libbey Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                         1-12084                34-1559357
---------------------------------  ---------------------     -------------------
  (State or other jurisdiction     (Commission File No.)        (IRS Employer
of incorporation or organization)                            Identification No.)


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

Common Stock, $.01 par value - 15,222,445 shares at May 4, 2000

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. The interim results of operations are not necessarily indicative of results for the entire year.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)


                                                    Three months ended March 31,
Revenues:                                               2000           1999
                                                        ----           ----
  Net sales                                           $ 96,761       $ 95,280
  Royalties and net technical assistance income            633            765
                                                      --------       --------
      Total revenues                                    97,394         96,045

Costs and expenses:
  Cost of sales                                         69,147         71,344
  Selling, general and administrative expenses          15,369         13,468
  Capacity realignment charge                               --          2,227
                                                      --------       --------
                                                        84,516         87,039
                                                      --------       --------
Income from operations                                  12,878          9,006

Other income (expense):
  Equity earnings                                          571            476
  Other - net                                             (293)            (8)
                                                      --------       --------
                                                           278            468
                                                      --------       --------
Earnings before interest and income taxes               13,156          9,474
Interest expense - net                                  (3,035)        (3,101)
                                                      --------       --------
Income before income taxes                              10,121          6,373
Provision for income taxes                               3,719          2,390
                                                      --------       --------
Net income                                            $  6,402       $  3,983
                                                      ========       ========
Net income per share:
  Basic                                               $   0.42       $   0.24
                                                      ========       ========
  Diluted                                             $   0.41       $   0.24
                                                      ========       ========
Dividends per share                                   $  0.075       $  0.075
                                                      ========       ========


                             See accompanying notes.

                                  LIBBEY INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                       March 31,    December 31,
                                                         2000           1999
                                                         ----           ----
                                                      (unaudited)      (Note)

ASSETS
Current assets:
  Cash                                                 $  2,901      $  3,918
  Accounts receivable:
    Trade, less allowances of $5,124
      and $3,869                                         49,302        59,492
    Other                                                 3,852         2,837
                                                       --------      --------
                                                         53,154        62,329
  Inventories:
    Finished goods                                       90,333        80,547
    Work in process                                       5,874         5,829
    Raw materials                                         2,753         2,844
    Operating supplies                                      619           669
                                                       --------      --------
                                                         99,579        89,889
  Prepaid expenses and deferred taxes                     8,269         8,028
                                                       --------      --------
Total current assets                                    163,903       164,164

Other assets:
  Repair parts inventories                                5,665         5,684
  Intangibles, net of accumulated
    amortization of $2,723 and $2,647                     9,482         9,558
  Pension assets                                         15,944        14,625
  Deferred software, net of accumulated
    amortization of $6,781 and $6,181                     5,320         5,728
  Other assets                                              435           379
  Investments                                            83,469        82,835
  Goodwill, net of accumulated
    amortization of $15,031 and $14,651                  45,948        46,328
                                                       --------      --------
                                                        166,263       165,137
Property, plant and equipment, at cost                  218,684       217,584
  Less accumulated depreciation                         115,900       112,490
                                                       --------      --------
  Net property, plant and equipment                     102,784       105,094
                                                       --------      --------
Total assets                                           $432,950      $434,395
                                                       ========      ========


Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                      March 31,     December 31,
                                                        2000            1999
                                                        ----            ----
                                                     (unaudited)       (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $   3,151      $   8,655
  Accounts payable                                       23,575         29,126
  Salaries and wages                                      9,087         22,804
  Capacity realignment reserve                            2,683          3,692
  Accrued liabilities                                    28,402         24,777
  Income taxes                                            1,940          5,971
  Long-term debt due within one year                     20,000             --
                                                      ---------      ---------
Total current liabilities                                88,838         95,025

Long-term debt                                          170,000        170,000
Deferred taxes                                           19,236         18,392
Other long-term liabilities                               7,645          6,594
Nonpension retirement benefits                           51,845         52,541

Shareholders' equity:
  Common stock, par value $.01 per share,
    50,000,000 shares authorized,
    17,767,926 shares issued and outstanding,
    including 2,575,800 treasury shares
    (17,747,753 shares issued and outstanding
    including 2,498,000 treasury shares in 1999)            152            152
  Capital in excess of par value                        283,128        282,734
  Treasury stock                                        (72,137)       (70,061)
  Deficit                                              (114,736)      (119,995)
  Accumulated other comprehensive loss                   (1,021)          (987)
                                                      ---------      ---------
Total shareholders' equity                               95,386         91,843
                                                      ---------      ---------
Total liabilities and shareholders' equity            $ 432,950      $ 434,395
                                                      =========      =========


Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                                  LIBBEY INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                    Three months ended March 31,
                                                        2000            1999
                                                        ----            ----

Operating activities
  Net income                                          $  6,402        $  3,983
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Depreciation                                       3,836           3,976
      Amortization                                       1,056             962
      Other non-cash charges                               389          (2,122)
      Equity earnings                                     (571)           (476)
      Capacity realignment charge                           --           2,227
      Net change in components of working
        capital and other assets                       (21,789)         (8,028)
                                                      --------        --------
Net cash provided by (used in) operating
  activities                                           (10,677)            522

Investing activities
  Additions to property, plant and equipment            (1,943)         (1,470)
  Dividends received from equity investment                 --             517
  Other                                                    (63)             --
                                                      --------        --------
Net cash used in investing activities                   (2,006)           (953)

Financing activities
  Net bank credit facility activity                     20,000          29,600
  Other net borrowings                                  (5,504)        (14,195)
  Stock options exercised                                  394             216
  Treasury shares purchased                             (2,076)        (15,463)
  Dividends                                             (1,142)         (1,221)
                                                      --------        --------
Net cash provided by (used in) financing
  activities                                            11,672          (1,063)

Effect of exchange rate fluctuations on cash                (6)             39
                                                      --------        --------
Decrease in cash                                        (1,017)         (1,455)

Cash at beginning of year                                3,918           3,312
                                                      --------        --------
Cash at end of period                                 $  2,901        $  1,857
                                                      ========        ========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1. LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at March 31, 2000. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At March 31, 2000 the Company had $5.2 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $75 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 2000 was 6.60% for an average remaining period of 2.1 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.36% at March 31, 2000.

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

The Company guarantees $30.0 million of Vitrocrisa Holdings' debt as of March 31, 2000.


2. SIGNIFICANT SUBSIDIARY

Summarized combined financial information for equity investments, which includes the 49% ownership in Vitrocrisa, which manufactures, markets and sells glass tableware (e.g. beverageware, plates, bowls, serveware and accessories) and industrial glassware (e.g. coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers) and the 49% ownership in Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa, for 2000 and 1999 is as follows:

                                                  March 31,        December 31,
                                                    2000               1999
                                                    ----               ----
Current assets                                    $ 77,967           $ 77,462
Non-current assets                                 132,322            129,915
-----------------------------------------------------------------------------
  Total assets                                     210,289            207,377
Current liabilities                                 73,776             93,431
Other liabilities and deferred items               117,131             96,389
-----------------------------------------------------------------------------
  Total liabilities and deferred items             190,907            189,820
-----------------------------------------------------------------------------
Net assets                                        $ 19,382           $ 17,557
=============================================================================

                                                       For three months ended
                                                              March 31,
                                                     --------------------------
                                                       2000              1999
                                                       ----              ----

Net sales                                            $ 45,627          $ 38,746
  Cost of sales                                        32,653            27,335
                                                     --------------------------
Gross profit                                           12,974            11,411
  Operating expenses                                    5,258             4,503
                                                     --------------------------
Income from operations                                  7,716             6,908
  Other income (loss)                                     371              (465)
                                                     --------------------------
Earnings before finance costs and taxes                 8,087             6,443
  Interest expense                                      2,690             3,146
  Translation gain (loss)                                (705)             (370)
                                                     --------------------------
Earnings before income taxes and profit sharing         4,692             2,927
-------------------------------------------------------------------------------
  Income taxes and profit sharing                       2,661             1,091
-------------------------------------------------------------------------------
Net income                                           $  2,031          $  1,836
===============================================================================


3. CASH FLOW INFORMATION

Interest paid in cash aggregated $2,894 and $2,951 for the first three months of 2000 and 1999, respectively. Income taxes paid in cash aggregated $6,929 and $963 for the first three months of 2000 and 1999, respectively.


4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per-share amounts):


Quarter ended March 31,                                    2000          1999
----------------------------------------------------       ----          ----

Numerator for basic and diluted earnings per share--
net income which is available to common shareholders       $ 6,402       $ 3,983

Denominator for basic earnings per share--
weighted-average shares outstanding                     15,241,738    16,401,293

Effect of dilutive securities--
employee stock options                                     282,628       325,055
                                                       -----------    ----------
Denominator for diluted earnings per share--
adjusted weighted-average shares and assumed
conversions                                             15,524,366    16,726,348

Basic earnings per share                                    $ 0.42        $ 0.24
Diluted earnings per share                                  $ 0.41        $ 0.24


5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the first quarter of 2000 and 1999, total comprehensive income amounted to $6,368 and $4,091 respectively.


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


7. CAPACITY REALIGNMENT CHARGE

On December 31, 1998 the Company with the approval of the Board of Directors adopted a formal, written and specific plan to realign the production capacity of the Company. The primary thrust of the plan was the closing of the Wallaceburg, Ontario, manufacturing and distribution facility, the realignment of its production and distribution activities to other facilities and the Company's Mexican joint venture partner and the exiting of the glass bottle business serviced out of Wallaceburg. The Company recorded a capacity realignment charge of approximately $20.0 million in the fourth quarter of 1998, which included $10.0 million for severance and related employee costs, $7.6 million for write-off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs. An additional charge was recorded in the first quarter 1999 of $2.2 million, which included $1.5 million for enhanced severance and related employee costs, $0.3 million for write-off of fixed assets (primarily equipment) and $0.4 million for write-off of inventories and other costs.

The Wallaceburg facility ceased production in May 1999, and the limited remaining warehouse operations will terminate in 2000. The fixed assets, supply inventories and repair parts not being transferred have been written down to a nominal amount. The Wallaceburg property is presently held for sale; however, if a buyer is not located, it will be abandoned. The Company terminated the employment of virtually all of its 560 salary and hourly employees and included severance and related employee costs in its capacity realignment charge at the time when such severance benefits were disclosed to the employees. These severance and related employee costs were paid primarily when production ceased.

During the fourth quarter of 1999, the Company assessed the capacity realignment reserve by activity and reduced it by approximately $1.2 million, primarily for a reduction in severance and related costs. This resulted in a net provision for 1999 of approximately $1.0 million. The majority of the capacity realignment reserve balance at December 31, 1999, was for the demolition of glass furnaces and the related costs to ready the plant facility for sale or abandonment and the remaining disposition of certain fixed assets and inventories.

The following table sets forth the details and activity of the various components of the capacity realignment reserve for the first quarter 2000.

                          Balance as of   Write-off of                   Effect of        Balance as of
                          December 31,    Assets to       Cash          Translation       March 31,
Activity                  1999            Reserve       Payments        Adjustments       2000
--------                  ----            -------       --------        -----------       ----
Severance and related
  employee cost              $   275                      $ 20             $  1              $  254
Asset write-downs:
 Fixed assets
                               2,992          435          503               11               2,043
   Inventories and other         425           --           39               --                 386
-------------------------------------------------------------------------------------------------------
Total                        $ 3,692         $435         $562             $ 12              $2,683
=======================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

                                                         Three months ended
                                                             March 31,
                                                        -------------------
                                                       (dollars in thousands)

                                                        2000             1999
                                                      -------           -------

Net sales                                             $96,761           $95,280

Gross profit                                          $27,614           $23,936
As a percentage of sales                                 28.5%             25.1%

Income from operations excluding capacity
  realignment charge                                  $12,878           $11,233
As a percentage of sales                                 13.3%             11.8%

Income from operations                                $12,878           $ 9,006
As a percentage of sales                                 13.3%              9.5%

Earnings before interest and income taxes             $13,156           $ 9,474
As a percentage of sales                                 13.6%              9.9%

Net income                                            $ 6,402           $ 3,983
As a percentage of sales                                  6.6%              4.2%


Net sales for the first quarter of 2000 of $96.8 million increased 1.6% from net sales of $95.3 million reported in the comparable period in 1999. Growth in dinnerware, flatware and glassware sales to foodservice customers and glassware sales to industrial customers were the major contributors, offset by lower retail sales. The Company's decision to exit low margin bottleware and certain low margin retail business, which totaled approximately $5 million in the first quarter last year, limited sales growth but resulted in improved profit margins. Export sales, which include sales to Libbey's customers in Canada, decreased 11.8% to $11.7 million from $13.3 million in the year-ago period. The decrease was the result of the decision to exit the production of bottleware in Canada, which reduced sales by $1.4 million.

Gross profit increased 15.4% to $27.6 million in the first quarter of 2000 compared to $23.9 million in the first quarter of 1999, and increased as a percentage of sales to 28.5% from 25.1%.

Income from operations increased 43.0% to $12.9 million from $9.0 million in the year-ago period. The reasons for the increase were improved sales mix, the continued benefits of lower operating costs associated with capacity realignment efforts and a charge in last year's first quarter of $2.2 million related to the Company's realignment of its glass tableware production. Partially offsetting these gains were increases in sales commissions resulting from higher foodservice sales, higher research and development expenses and an increase in the provision for bad debts. Excluding the capacity realignment charge taken in 1999, income from operations increased 14.6%.

Earnings before interest and income taxes (EBIT) increased 38.9% to $13.2 million from $9.5 million in the first quarter last year. Excluding the capacity realignment charge, EBIT was up 12.4%. Equity earnings increased 20.0% to $0.6 from $0.5 million.

Net income increased 60.7% to $6.4 million or 41 cents per diluted share from $4.0 million or 24 cents per diluted share in the year-ago period due to items discussed above as well as a decrease in the Company's effective tax rate from 37.5% in 1999 to 36.75% in 2000. The reduction in the Company's effective tax rate is primarily attributable to lower state income taxes. In addition, diluted shares outstanding declined to 15.5 million from 16.7 million in the year-ago period primarily due to the Company's share repurchase programs. As of March 31, 2000, the Company has repurchased 2.6 million shares.


CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $193.2 million at March 31, 2000, compared to $206.6 million at December 31, 1999. Inventories increased $2.3 million compared to the year-ago period. Seasonal increases in receivables and inventory through March 31, 2000 along with reduced liabilities were responsible for the increased debt during the quarter of $14.5 million. During the quarter, the Company purchased 77,800 shares pursuant to its share repurchase plan for $2.1 million. Since mid 1998, the Company has repurchased 2,575,800 shares for $72.1 million. Board authorization remains for the purchase of an additional 1,049,200 shares. In addition, Libbey did not receive a dividend from its investment in Crisa Industrial in the first quarter 2000 compared to a dividend from Crisa Industrial of $0.5 million in first quarter 1999. The Company had additional debt capacity at March 31, 2000 under the Bank Credit Agreement of $184.8 million. Of Libbey's outstanding indebtedness, $118.2 million is subject to fluctuating interest rates at March 31, 2000. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.2 million on an annual basis as of March 31, 2000.

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

The Company is exposed to market risks associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 2000, was 6.60% for an average remaining period of 2.1 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.36% at March 31, 2000. The Company had $118.2 million of debt subject to fluctuating interest rates at March 31, 2000. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.2 million on an annual basis.

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


OTHER INFORMATION

This document and supporting schedules contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements only reflect the Company's best assessment at this time, and are indicated by words or phrases such as goal, expects, believes, will, estimates, anticipates or similar phrases.

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


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits

Exhibit
Number        Description
------        -----------
27            Other Financial Information

        (b.) A form 8-K was filed during the first quarter, dated February 2, 2000, with respect to an announcement that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in open market and negotiated purchases in addition to announcing the Company's fourth quarter 1999 operating results.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIBBEY INC.

Date May 15, 2000                   By /s/ Kenneth G. Wilkes
     ------------                      ------------------------------------
                                    Kenneth G. Wilkes,
                                    Vice President, Chief Financial Officer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27               Other Financial Information