Form 10-Q
period 2000-06-30
LIBBEY INC
filed 2000-08-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2000

                                       or

( )Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   Libbey Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                               1-12084                  34-1559357
---------------------------------    -----------           --------------------
(State or other jurisdiction         (Commission              (IRS Employer
of incorporation or organization)      File No.)           Identification No.)



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

         Common Stock, $.01 par value - 15,237,321 shares at July 31, 2000

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                     Three months ended June 30,
Revenues:                                               2000            1999
                                                        ----            ----
     Net sales                                       $ 113,293        $ 112,923
     Prepaid freight billed to customers                   529              528
     Royalties and net technical
         assistance income                               1,942              578
                                                     ---------        ---------
Total revenues                                         115,764          114,029

Costs and expenses:
     Cost of sales                                      75,851           73,222

     Selling, general and administrative
         expenses                                       15,605           16,915
                                                     ---------        ---------

                                                        91,456           90,137
                                                     ---------        ---------
Income from operations                                  24,308           23,892

Other income:
     Equity earnings                                     1,299              676
     Other - net                                           219              379
                                                     ---------        ---------
                                                         1,518            1,055
                                                     ---------        ---------

Earnings before interest and income taxes               25,826           24,947

Interest expense - net                                  (3,155)          (3,124)
                                                     ---------        ---------

Income before income taxes                              22,671           21,823

Provision for income taxes                               8,332            8,184
                                                     ---------        ---------

Net income                                           $  14,339          $13,639
                                                     =========        =========

Net income per share
     Basic                                           $    0.94        $    0.84
                                                     =========        =========
     Diluted                                         $    0.92        $    0.82
                                                     =========        =========


Dividends per share                                  $   0.075        $   0.075
                                                     =========        =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                     Six months ended June 30,
Revenues:                                               2000             1999
                                                        ----             ----
     Net sales                                       $ 210,054        $ 208,203
     Prepaid freight billed to customers                   987              960
     Royalties and net technical
         assistance income                               2,575            1,343
                                                     ---------        ---------
Total revenues                                         213,616          210,506

Costs and expenses:
     Cost of sales                                     145,456          144,998

     Selling, general and administrative
         expenses                                       30,974           30,383

     Capacity realignment charge                            --            2,227
                                                     ---------        ---------

                                                       176,430          177,608
                                                     ---------        ---------

Income from operations                                  37,186           32,898

Other income:
     Equity earnings                                     1,870            1,152
     Other - net                                           (74)             371
                                                     ---------        ---------
                                                         1,796            1,523
                                                     ---------        ---------

Earnings before interest and income taxes               38,982           34,421

Interest expense - net                                  (6,190)          (6,225)
                                                     ---------        ---------

Income before income taxes                              32,792           28,196

Provision for income taxes                              12,051           10,574
                                                     ---------        ---------

Net income                                           $  20,741        $  17,622
                                                     =========        =========

Net income per share
     Basic                                           $    1.36        $    1.08
                                                     =========        =========
     Diluted                                         $    1.34        $    1.06
                                                     =========        =========


Dividends per share                                  $    0.15        $    0.15
                                                     =========        =========

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  June 30,   December 31,
                                                    2000         1999
                                                    ----         ----
                                                (unaudited)     (Note)
ASSETS
Current assets:
     Cash                                         $  3,035      $  3,918
     Accounts receivable:
         Trade, less allowances of $5,653
            and $3,869                              48,617        59,492
         Other                                       5,886         2,837
                                                  --------      --------
                                                    54,503        62,329
     Inventories:
         Finished goods                             93,630        80,547
         Work in process                             6,026         5,829
         Raw materials                               3,000         2,844
         Operating supplies                            625           669
                                                  --------      --------
                                                   103,281        89,889

     Prepaid expenses and deferred taxes             7,551         8,028
                                                  --------      --------
Total current assets                               168,370       164,164

Other assets:
     Repair parts inventories                        5,708         5,684
     Intangibles, net of accumulated
         amortization of $2,799 and $2,647           9,406         9,558
     Pension assets                                 17,250        14,625
     Deferred software, net of accumulated
         amortization of $7,380 and $6,181           4,813         5,728
     Other assets                                      457           379
     Equity investments                             81,828        82,835
     Goodwill, net of accumulated
         amortization of $15,413 and $14,651        45,566        46,328
                                                  --------      --------
                                                   165,028       165,137

Property, plant and equipment, at cost             220,521       217,584
     Less accumulated depreciation                 118,475       112,490
                                                  --------      --------
     Net property, plant and equipment             102,046       105,094
                                                  --------      --------
Total assets                                      $435,444      $434,395
                                                  ========      ========

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    June 30,      December 31,
                                                      2000           1999
                                                      ----           ----
                                                  (unaudited)       (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                 $   3,271       $   8,655
     Accounts payable                                 22,986          29,126
     Salaries and wages                               10,964          22,804
     Capacity realignment reserve                      2,177           3,692
     Accrued liabilities                              30,618          24,777
     Income taxes                                      4,319           5,971
     Long-term debt due within one year                5,696              --
                                                   ---------       ---------
Total current liabilities                             80,031          95,025

Long-term debt                                       170,000         170,000
Deferred taxes                                        19,236          18,392
Other long-term liabilities                            5,404           6,594
Nonpension retirement benefits                        51,234          52,541

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 17,804,921 shares
         issued and outstanding, less
         2,575,800 treasury shares
         (17,747,753 shares issued and
         outstanding, less 2,498,000 treasury
         shares in 1999)                                 152             152
     Capital in excess of par value                  283,844         282,734
     Treasury stock                                  (72,137)        (70,061)
     Deficit                                        (101,538)       (119,995)
     Accumulated other comprehensive
         loss                                           (782)           (987)
                                                   ---------       ---------
Total shareholders' equity                           109,539          91,843
                                                   ---------       ---------
Total liabilities and shareholders'
   equity                                          $ 435,444       $ 434,395
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                      Six months ended June 30,
                                                         2000            1999
                                                         ----            ----
Operating activities
     Net income                                        $ 20,741       $ 17,622
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation                                7,643          8,178
              Amortization                                2,113          1,922
              Other non-cash charges                     (1,239)        (1,807)
              Equity earnings                            (1,870)        (1,152)
              Capacity realignment charge                    --          2,227
              Net change in components of working
                  capital and other assets              (22,920)       (11,501)
                                                       --------       --------
Net cash provided by operating activities                 4,468         15,489

Investing activities
     Additions to property, plant and
         equipment                                       (5,255)        (4,299)
Other                                                       (63)            --
Dividends received from equity
         investment                                       2,940            517
                                                       --------       --------
         Net cash used in investing activities           (2,378)        (3,782)

Financing activities
     Net bank credit facility activity                    5,696          7,052
     Other net borrowings                                (5,384)        (2,216)
     Stock options exercised                              1,110            361
     Treasury shares purchased                           (2,076)       (15,463)
     Dividends                                           (2,283)        (2,441)
                                                       --------       --------
Net cash used in financing activities                    (2,937)       (12,707)
                                                       --------       --------

Effect of exchange rate fluctuations
     on cash                                                (36)            40
                                                       --------       --------

Decrease in cash                                           (883)          (960)

Cash at beginning of year                                 3,918          3,312
                                                       --------       --------

Cash at end of period                                  $  3,035       $  2,352
                                                       ========       ========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at June 30, 2000. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At June 30, 2000 the Company had $5.4 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $50 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively converts this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 2000 was 6.46% for an average remaining period of 2.8 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.97% at June 30, 2000.

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

The Company guarantees $30.0 million of Vitrocrisa Holdings' debt as of June 30, 2000.

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

                                                    June 30,       December 31,
                                                      2000              1999
                                                      ----              ----
Current assets                                       $ 83,006        $ 77,462
Non-current assets                                    145,590         129,915
--------------------------------------------------------------------------------
  Total assets                                        228,596         207,377
Current liabilities                                    95,651          93,431
Other liabilities and deferred items                  115,955          96,389
--------------------------------------------------------------------------------
     Total liabilities and deferred items             211,606         189,820
--------------------------------------------------------------------------------
Net assets                                           $ 16,990        $ 17,557
================================================================================

                                                        For three months ended
                                                               June 30,
                                                      --------------------------
                                                            2000       1999
                                                            ----       ----
Net sales                                                $ 55,553    $ 45,755
  Cost of sales                                            39,197      30,976
                                                      --------------------------
Gross profit                                               16,356      14,779
  Operating expenses                                        5,962       5,424
                                                      --------------------------
Income from operations                                     10,394       9,355
  Other income (loss)                                         519        (306)
                                                      --------------------------
Earnings before finance costs and taxes                    10,913       9,049
  Interest expense                                          2,396       2,730
  Translation gain (loss)                                   1,184        (333)
                                                      --------------------------
Earnings before income taxes and profit sharing
                                                            9,701       5,986
--------------------------------------------------------------------------------
  Income taxes and profit sharing                           6,183       3,741
--------------------------------------------------------------------------------
Net income                                               $  3,518    $  2,245
================================================================================


                                                          For six months ended
                                                                June 30,
                                                        ------------------------
                                                            2000       1999
                                                            ----       ----
Net sales                                                $101,180    $ 84,501
  Cost of sales                                            71,850      58,311
                                                        ------------------------
Gross profit                                               29,330      26,190
  Operating expenses                                       11,220       9,927
                                                        ------------------------
Income from operations                                     18,110      16,263
  Other income (loss)                                         890        (771)
                                                        ------------------------
Earnings before finance costs and taxes                    19,000      15,492
  Interest expense                                          5,086       5,876
  Translation gain (loss)                                     479        (703)
                                                        ------------------------
Earnings before income taxes and profit sharing
                                                           14,393       8,913
--------------------------------------------------------------------------------
  Income taxes and profit sharing                           8,844       4,832
--------------------------------------------------------------------------------
Net income                                               $  5,549    $  4,081
================================================================================


3.   CASH FLOW INFORMATION
Interest paid in cash aggregated $5,626 and $5,802 for the first six months of 2000 and 1999, respectively. Income taxes paid in cash aggregated $13,007 and $1,272 for the first six months of 2000 and 1999, respectively.

4.   NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share and per-share amounts):

Quarter ended June 30,                                                         2000                     1999
--------------------------------------------------------------                 ----                     ----

Numerator for basic and diluted earnings per share--net income which is available to common shareholders

                                                                            $14,339                  $13,639
Denominator for basic earnings per share--weighted-average
shares outstanding
                                                                         15,214,911               16,247,497
Effect of dilutive securities--employee stock options
                                                                            314,162                  345,486
                                                                         -----------              -----------
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions

                                                                         15,529,073               16,592,983

Basic earnings per share                                                     $ 0.94                   $ 0.84
Diluted earnings per share                                                   $ 0.92                   $ 0.82


Six Months ended June 30,                                                      2000                     1999
-------------------------------------------------------------            -----------              -----------

Numerator for basic and diluted earnings per share--net income which is available to common shareholders

                                                                            $20,741                  $17,622
Denominator for basic earnings per share--weighted-average
shares outstanding
                                                                         15,242,324               16,323,970
Effect of dilutive securities--employee stock options
                                                                            293,704                  334,966
                                                                         ----------               ----------
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions

                                                                         15,536,028               16,658,936

Basic earnings per share                                                     $ 1.36                   $ 1.08
Diluted earnings per share                                                   $ 1.34                   $ 1.06

5. COMPREHENSIVE INCOME
The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the second quarter of 2000 and 1999, total comprehensive income amounted to $14,578 and $13,743 respectively. For the first six months of 2000 and 1999 comprehensive income amounted to $20,946 and $17,834 respectively.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material effect on 2000 revenue.

In May 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Task Force concluded that all amounts billed to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. Costs incurred by the seller for shipping and handling should be classified as a cost of goods sold. It has no impact on net income. The consensus is to be followed in the next set of financial statements issued by an entity, with prior periods reclassified to conform to the consensus unless it is impractical to do so, in which case that fact should be disclosed. The Company has adopted the consensus and has restated the prior period presented.

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

During the fourth quarter of 1999, the Company assessed the capacity realignment reserve by activity and reduced it by approximately $1.2 million, primarily for a reduction in severance and related costs. This resulted in a net provision for 1999 of approximately $1.0 million. The majority of the capacity realignment reserve balance at December 31, 1999, was for the demolition of glass furnaces and the related costs to ready the plant facility for sale or abandonment and the remaining disposition of certain fixed assets and inventories. During the first and second quarters of 2000, cash was used primarily in connection with preparing the facility for sale or abandonment.

The following table sets forth the details and activity of the various components of the capacity realignment reserve for the first six months of 2000.


                                       Write-
                          Balance      off of                                     Balance
                          as of        Assets                  Effect of            as of
                          December       to        Cash       Translation         June 30,
Activity                  31, 1999    Reserve     Payments    Adjustments           2000
--------                  --------    -------     --------    -----------         --------
Severance and related
 employee cost             $   275        --         $ 30        $  6             $    239

Asset write-downs:
 Fixed assets                2,992       418          730          53                1,791
 Inventories and other         425       192           78           8                  147
--------------------------------------------------------------------------------------------
Total                      $ 3,692      $610         $838        $ 67             $  2,177
============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

                                                   Three months ended
                                                        June 30,
                                                 (dollars in thousands)
                                              2000                      1999
                                            --------                  ------
Net sales                                   $113,293                 $112,923

Gross profit                                  37,971                   40,229
As a percentage of sales                        33.5%                    35.6%

Income from operations                      $ 24,308                 $ 23,892
As a percentage of sales                        21.5%                    21.2%

Earnings before interest and
     income taxes                           $ 25,826                 $ 24,947
As a percentage of sales                        22.8%                    22.1%

Net income                                  $ 14,339                 $ 13,639
As a percentage of sales                        12.7%                    12.1%

Net sales for the second quarter of 2000 of $113.3 million increased 0.3% from net sales of $112.9 million reported in the comparable period in 1999. Growth in dinnerware and flatware sales to foodservice customers and glassware sales to industrial customers were major contributors. Sales growth was limited by the Company's decision last year to exit low margin bottleware and certain low margin retail business, which totaled approximately $4.3 million in the second quarter last year. Export sales, including sales to Libbey's customers in Canada, were down 5.0%, decreasing to $13.4 million from $14.1 million in the year-ago period reflecting the lower bottleware sales to Canadian customers.

Gross profit (defined as net sales including prepaid freight billed to customers less cost of sales) decreased 5.6% to $38.0 million in the second quarter of 2000 compared to $40.2 million in the second quarter of 1999, and decreased as a percentage of sales to 33.5% from 35.6%. Increases in the costs for natural gas and corrugated packaging contributed to the decline.

Income from operations increased 1.7% to $24.3 million from $23.9 million in the year-ago period. Lower selling, general and administrative expense more than offset the lower gross profit. In addition, technical assistance income increased as the Company entered into a new agreement.

Earnings before interest and income taxes (EBIT) increased 3.5% to $25.8 million compared with $24.9 million in the second quarter last year. Equity earnings increased to $1.3 million from $0.7 million as a result of higher operating profits at the Company's joint venture in Mexico and the impact of a weaker Mexican peso.

Net income increased 5.1% to $14.3 million, or 92 cents per diluted share, compared with $13.6 million, or 82 cents per diluted share, in the year-ago period. A reduction in the Company's effective tax rate to 36.75 percent from
37.5 percent in the year-ago quarter contributed to the higher net income. In addition, diluted shares outstanding declined to 15.5 million from 16.6 million shares in the year-ago period primarily due to the Company's share repurchase program.

RESULTS OF OPERATIONS - SIX MONTHS 2000 COMPARED WITH SIX MONTHS 1999

                                                       Six months ended
                                                           June 30,
                                                 ---------------------------
                                                    (dollars in thousands)
                                                   2000               1999
                                                 --------           --------
Net sales                                        $210,054           $208,203

Gross profit                                       65,585             64,165
As a percentage of sales                             31.2%              30.8%

Income from operations - excluding
     capacity realignment charge                 $ 37,186           $ 35,125
As a percentage of sales                             17.7%              16.9%

Income from operations                           $ 37,186           $ 32,898
As a percentage of sales                             17.7%              15.8%

Earnings before interest and
     income taxes                                $ 38,982           $ 34,421
As a percentage of sales                             18.6%              16.5%

Net income                                       $ 20,741           $ 17,622
As a percentage of sales                              9.9%               8.5%

Net sales for the first six months of 2000 of $210.1 million increased 0.9% from net sales of $208.2 million reported in the comparable period in 1999. Export sales, including sales to Libbey's customers in Canada, were down 8.3%, decreasing to $25.1 million from $27.3 million in the year-ago period reflecting lower bottleware sales to Canadian customers.

Gross profit (defined as net sales including prepaid freight billed to customers less cost of sales) increased 2.2% to $65.6 million in the first six months of 2000 compared to $64.2 million in the first six months of 1999, and increased as a percentage of sales to 31.2% from 30.8% due to improved sales mix and the continued benefits of lower operating costs associated with capacity realignment efforts. Partially offsetting these gains were higher manufacturing costs, including increases in natural gas and corrugated packaging costs.

Income from operations increased 13.0% to $37.2 million from $32.9 million in the year-ago period. The reasons for the increase were improved sales mix, the continued benefits of lower operating costs associated with capacity realignment efforts and a charge in last year's first quarter of $2.2 million related to the Company's realignment of its glass tableware production. In addition, technical assistance income increased as the Company entered into a new agreement. Partially offsetting these gains were higher manufacturing costs, including increases in natural gas and corrugated packaging costs. Excluding the impact of the $2.2 million restructuring charge in the first quarter of 1999, income from operations increased 5.9%.

Earnings before interest and income taxes (EBIT) increased $13.3% to $39.0 million from $34.4 million due to the increased operating income and higher equity earnings resulting from higher operating profits at the Company's joint venture in Mexico and the impact of a weaker Mexican peso. Excluding the impact of the restructuring charge in 1999, EBIT increased 6.4%.

Net income increased 17.7% to $20.7 million, or $1.34 per diluted share, compared to $17.6 million, or $1.06 per diluted share, in the year-ago period. A reduction in the Company's effective tax rate to 36.75 percent from 37.5 percent in the year-ago quarter contributed to the higher net income. In addition, diluted shares outstanding declined to 15.5 million from 16.6 million shares in the year-ago period primarily due to the Company's share repurchase program. Excluding the impact of the restructuring charge in 1999, net income increased 9.1%.

CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $179.0 million at June 30, 2000, compared to $178.7 million at December 31, 1999. Seasonal increases in inventory through June 30, 2000, were mostly offset by lower accounts receivable. During the first quarter, the Company purchased 77,800 shares pursuant to its share repurchase plan for $2.1 million. No additional shares were repurchased during the second quarter. Since mid 1998, the Company has repurchased 2,575,800 shares for $72.1 million. Board authorization remains for the purchase of an additional 1,049,200 shares. In addition, Libbey received a dividend from its investment in Crisa Industrial, part of the Company's investment in Vitrocrisa and related companies, of $2.9 million in the second quarter 2000 compared to a dividend of $0.5 million in the first quarter 1999. The Company had additional debt capacity at June 30, 2000 under the Bank Credit Agreement of $198.9 million. Of Libbey's outstanding indebtedness, $129.0 million is subject to fluctuating interest rates at June 30, 2000. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.3 million on an annual basis as of June 30, 2000.

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

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $50.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 2000, was 6.46% for an average remaining period of 2.8 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.98% at June 30, 2000. The Company had

$129.0 million of debt subject to fluctuating interest rates at June 30, 2000. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.3 million on an annual basis.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
              On May 4, 2000, at the annual meeting of stockholders, Messrs. John F. Meier and Gary L. Moreau and Ms. Carol B. Moerdyk were elected as members of Class I of the board of directors for three-year terms expiring on the date of the 2003 annual meeting. The results of the voting were:

                                     Directors

              Name                      for                 Withheld
              ----                      ---                 --------

              Mr. Meier              11,137,296             151,743
              Mr. Moreau             11,137,183             151,856
              Ms. Moerdyk            11,136,901             152,138

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

Exhibit
Number              Description
------              -----------

27                  Other Financial Information

         (b.) A form 8-K was filed during the second quarter, dated May 18, 2000, with respect to an announcement that at a meeting in Monterrey, Mexico, with security analysts and investors, John F. Meier, chairman and chief executive officer reviewed the Company's operational strategies and plans to achieve sales and net income growth over the next three years.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LIBBEY INC.
Date     AUGUST 14, 2000                      By /s/ KENNETH G. WILKES
    ------------------------                     ----------------------------
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