Form 10-Q
period 2000-09-30
LIBBEY INC
filed 2000-11-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000

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

      Common Stock, $.01 par value - 15,253,402 shares at October 31, 2000

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                               Three months ended September 30,
                                                   2000              1999
                                                 ---------         ---------
Revenues:
     Net sales                                   $ 108,089         $ 112,017
     Prepaid freight billed to customers               583               600
     Royalties and net technical
         assistance income                           1,068             2,701
                                                 ---------         ---------
Total revenues                                     109,740           115,318

Costs and expenses:
     Cost of sales                                  71,824            75,408

     Selling, general and administrative
         expenses                                   14,192            15,410
                                                 ---------         ---------

                                                    86,016            90,818
                                                 ---------         ---------
Income from operations                              23,724            24,500

Other income:
     Equity earnings                                 1,464               656
     Other - net                                        27              (173)
                                                 ---------         ---------
                                                     1,491               483
                                                 ---------         ---------

Earnings before interest and income taxes           25,215            24,983

Interest expense - net                              (3,045)           (3,162)
                                                 ---------         ---------

Income before income taxes                          22,170            21,821

Provision for income taxes                           7,873             7,933
                                                 ---------         ---------

Net income                                       $  14,297         $  13,888
                                                 =========         =========

Net income per share
     Basic                                       $    0.94         $    0.85
                                                 =========         =========
     Diluted                                     $    0.92         $    0.84
                                                 =========         =========

Dividends per share                              $   0.075         $   0.075
                                                 =========         =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                Nine months ended September 30,
                                                    2000              1999
                                                 ---------         ---------
Revenues:
     Net sales                                   $ 318,143         $ 320,220
     Prepaid freight billed to customers             1,570             1,560
     Royalties and net technical
         assistance income                           3,643             4,044
                                                 ---------         ---------
Total revenues                                     323,356           325,824

Costs and expenses:
     Cost of sales                                 217,280           220,406

     Selling, general and administrative
         expenses                                   45,166            45,793

     Capacity realignment charge                      --               2,227
                                                 ---------         ---------
                                                   262,446           268,426
                                                 ---------         ---------
Income from operations                              60,910            57,398

Other income:
     Equity earnings                                 3,334             1,808
     Other - net                                       (47)              198
                                                 ---------         ---------
                                                     3,287             2,006
                                                 ---------         ---------
Earnings before interest and income taxes           64,197            59,404

Interest expense - net                              (9,235)           (9,387)
                                                 ---------         ---------
Income before income taxes                          54,962            50,017

Provision for income taxes                          19,924            18,507
                                                 ---------         ---------
Net income                                       $  35,038         $  31,510
                                                 =========         =========
Net income per share
     Basic                                       $    2.30         $    1.93
                                                 =========         =========
     Diluted                                     $    2.25         $    1.89
                                                 =========         =========
Dividends per share                              $   0.225         $   0.225
                                                 =========         =========

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  September 30,   December 31,
                                                      2000            1999
                                                      ----            ----
                                                   (unaudited)       (Note)
ASSETS
Current assets:
     Cash                                           $  1,786        $  3,918
     Accounts receivable:
         Trade, less allowances of $5,542
            and $3,869                                49,765          59,492
         Other                                         3,676           2,837
                                                    --------        --------
                                                      53,441          62,329
     Inventories:
         Finished goods                              102,798          80,547
         Work in process                               5,966           5,829
         Raw materials                                 3,130           2,844
         Operating supplies                              629             669
                                                    --------        --------
                                                     112,523          89,889
     Prepaid expenses and deferred taxes               8,575           8,028
                                                    --------        --------
Total current assets                                 176,325         164,164

Other assets:
     Repair parts inventories                          6,360           5,684
     Intangibles, net of accumulated
         amortization of $2,875 and $2,647             9,330           9,558
     Pension assets                                   19,888          14,625
     Deferred software, net of accumulated
         amortization of $7,980 and $6,181             4,662           5,728
     Other assets                                        436             379
     Equity investments                               83,292          82,835
     Goodwill, net of accumulated
         amortization of $15,793 and $14,651          45,186          46,328
                                                    --------        --------
                                                     169,154         165,137

Property, plant and equipment, at cost               223,087         217,584
     Less accumulated depreciation                   118,353         112,490
                                                    --------        --------
     Net property, plant and equipment               104,734         105,094
                                                    --------        --------
Total assets                                        $450,213        $434,395
                                                    ========        ========

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        September 30,    December 31,
                                                           2000              1999
                                                         ---------         ---------
                                                         (unaudited)         (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                       $   8,385         $   8,655
     Accounts payable                                       25,357            29,126
     Salaries and wages                                     14,005            22,804
     Capacity realignment reserve                            2,102             3,692
     Accrued liabilities                                    21,799            24,777
     Income taxes                                            2,456             5,971
                                                         ---------         ---------
Total current liabilities                                   74,104            95,025

Long-term debt                                             170,000           170,000
Deferred taxes                                              19,236            18,392
Other long-term liabilities                                 13,507             6,594
Nonpension retirement benefits                              50,184            52,541

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 17,829,202 shares
         issued and outstanding, less
         2,575,800 treasury shares
         (17,747,753 shares issued
         and outstanding, less 2,498,000 treasury
         shares in 1999)                                       153               152
     Capital in excess of par value                        284,389           282,734
     Treasury stock                                        (72,137)          (70,061)
     Deficit                                               (88,385)         (119,995)
     Accumulated other comprehensive
         loss                                                 (838)             (987)
                                                         ---------         ---------
Total shareholders' equity                                 123,182            91,843
                                                         ---------         ---------
Total liabilities and shareholders'
   equity                                                $ 450,213         $ 434,395
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                       Nine months ended September 30,
                                                           2000             1999
                                                         --------         --------
Operating activities
     Net income                                          $ 35,038         $ 31,510
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation                                 11,077           11,516
              Amortization                                  3,169            2,885
              Other non-cash charges                        6,342              967
              Equity earnings                              (3,334)          (1,808)
              Capacity realignment charge                    --              2,227
              Net change in components of working
                  capital and other assets                (41,494)         (27,207)
                                                         --------         --------
Net cash provided by operating activities                  10,798           20,090

Investing activities
     Additions to property, plant and
         equipment                                        (11,641)          (6,848)
     Other                                                    (63)            --
     Dividends received from equity
         investment                                         2,940              517
                                                         --------         --------
Net cash used in investing activities                      (8,764)          (6,331)

Financing activities
     Net bank credit facility activity                       --             15,860
     Other net borrowings                                    (270)          (8,382)
     Stock options exercised                                1,656              779
     Treasury shares purchased                             (2,076)         (19,171)
     Dividends                                             (3,427)          (3,660)
                                                         --------         --------
Net cash used in financing activities                      (4,117)         (14,574)
                                                         --------         --------
Effect of exchange rate fluctuations
     on cash                                                  (49)              44
                                                         --------         --------
Decrease in cash                                           (2,132)            (771)

Cash at beginning of year                                   3,918            3,312
                                                         --------         --------

Cash at end of period                                    $  1,786         $  2,541
                                                         ========         ========

                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at September 30, 2000. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At September 30, 2000 the Company had $5.4 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $75 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively converts this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 2000 was 6.67% for an average remaining period of 3.3 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 7.03% at September 30, 2000.

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

The Company guarantees $20.0 million of Vitrocrisa Holdings' debt as of September 30, 2000.

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

                                                                         September 30,    December 31,
                                                                              2000            1999
                                                                              ----            ----
Current assets                                                              $ 87,539        $ 77,462
Non-current assets                                                           143,073         129,915
------------------------------------------------------------------------------------------------------------
  Total assets                                                               230,612         207,377
Current liabilities                                                           99,084          93,431
Other liabilities and deferred items                                         111,313          96,389
------------------------------------------------------------------------------------------------------------
     Total liabilities and deferred items                                    210,397         189,820
------------------------------------------------------------------------------------------------------------
Net assets                                                                  $ 20,215        $ 17,557
============================================================================================================


                                                                            For three months ended
                                                                                  September 30,
                                                                ------------------------------------------------
                                                                               2000             1999
                                                                               ----             ----
Net sales                                                                     $ 54,840         $ 48,497
  Cost of sales                                                                 37,003           32,962
                                                                -----------------------------------------------
Gross profit                                                                    17,837           15,535
  Operating expenses                                                             5,637            5,404
                                                                -----------------------------------------------
Income from operations                                                          12,200           10,131
  Other expense                                                                   (108)            (651)
                                                                -----------------------------------------------
Earnings before finance costs and taxes                                         12,092            9,480
  Interest expense                                                               2,710            2,406
  Translation loss                                                                (435)            (298)
                                                                -----------------------------------------------
Earnings before income taxes and profit
sharing                                                                          8,947            6,776
---------------------------------------------------------------------------------------------------------------
  Income taxes and profit sharing                                                5,095            4,570
---------------------------------------------------------------------------------------------------------------
Net income                                                                    $  3,852         $  2,206
===============================================================================================================

                                                                                For nine months ended
                                                                                   September 30,
                                                                 -----------------------------------------------
                                                                                2000             1999
                                                                                ----             ----
Net sales                                                                     $ 156,020        $ 132,998
  Cost of sales                                                                 108,853           91,274
                                                                 -----------------------------------------------
Gross profit                                                                     47,167           41,724
  Operating expenses                                                             16,857           15,330
                                                                 -----------------------------------------------
Income from operations                                                           30,310           26,394
  Other income (loss)                                                               783           (1,422)
                                                                 -----------------------------------------------
Earnings before finance costs and taxes                                          31,093           24,972
  Interest expense                                                                7,796            8,281
  Translation gain (loss)                                                            43           (1,001)
                                                                 -----------------------------------------------
Earnings before income taxes and profit
sharing                                                                          23,340           15,690
----------------------------------------------------------------------------------------------------------------
  Income taxes and profit sharing                                                13,939            9,402
----------------------------------------------------------------------------------------------------------------
Net income                                                                    $   9,401        $   6,288
================================================================================================================


3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $8,995 and $8,788 for the first nine months of 2000 and 1999, respectively. Income taxes paid in cash aggregated $22,362 and $7,540 for the first nine months of 2000 and 1999, respectively.

4.   NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except share and per-share amounts):

[CAPTION]

Quarter ended September 30,                  2000               1999
---------------------------                  ----               ----
Numerator for basic and diluted
 earnings per share--net income
 which is available to common
 shareholders                             $    14,297        $    13,888
Denominator for basic earnings per
 share--weighted-average shares
 outstanding                               15,244,918         16,261,960
Effect of dilutive securities--
 employee stock options                       329,105            340,715
                                          -----------        -----------
Denominator for diluted earnings
 per share--adjusted weighted-
 average shares and assumed
 conversions                               15,574,023         16,602,675

Basic earnings per share                  $      0.94        $      0.85
Diluted earnings per share                $      0.92        $      0.84



Nine months ended September 30,              2000                  1999
-------------------------------              ----                  ----
Numerator for basic and diluted
 earnings per share--net income
 which is available to common
 shareholders                             $    35,038        $       31,510
Denominator for basic earnings per
 share--weighted-average shares
 outstanding
                                           15,252,304            16,304,059
Effect of dilutive securities--
 employee stock options
                                              304,150               331,933
                                          -----------        --------------
Denominator for diluted earnings
 per share--adjusted weighted-
 average shares and assumed
 conversions

                                           15,556,454            16,635,992

Basic earnings per share                  $      2.30        $         1.93
Diluted earnings per share                $      2.25        $         1.89

5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and foreign currency translation adjustments. During the third quarter of 2000 and 1999, total comprehensive income amounted to $14,241 and $13,904 respectively. For the first nine months of 2000 and 1999 comprehensive income amounted to $35,187 and $31,738 respectively.

6.  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) which establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. Statement 133 is effective for fiscal years beginning after June 15, 2000, and the Company does not expect the adoption of Statement 133 will have a material effect.

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

7. CAPACITY REALIGNMENT CHARGE

On December 31, 1998 the Company with the approval of the Board of Directors adopted a formal, written and specific plan to realign the production capacity of the Company. The primary thrust of the plan was the closing of the Wallaceburg, Ontario, manufacturing and distribution facility, the realignment of its production and distribution activities to other facilities and the Company's Mexican joint venture partner and the exiting of the glass bottle business serviced out of Wallaceburg. The Company recorded a capacity realignment charge of approximately $20.0 million in the fourth quarter of 1998, and a net adjustment in 1999 of approximately $1.0 million. The Wallaceburg facility ceased production in May 1999, and the limited remaining warehouse operations will terminate in 2000. The Wallaceburg property is presently held for sale; however, if a buyer is not located, it will be abandoned. During the first nine months of 2000, cash was used primarily in connection with preparing the facility for sale or abandonment.

The following table sets forth the details and activity of the various components of the capacity realignment reserve for the first nine months of 2000.

                               Balance as of  Write-off of               Effect of    Balance as of
                                December 31,   Assets to     Cash       Translation   September 30,
Activity                          1999          Reserve     Payments    Adjustments        2000
-----------------------------------------------------------------------------------------------------
Severance and related
   employee cost                 $  275          --          $   41        $    9        $  225
Asset write-downs:
 Fixed assets                     2,992           418           673            81         1,820
   Inventories  and
   other                            425           192           167             9            57
-----------------------------------------------------------------------------------------------------
Total                            $3,692        $  610        $  881        $   99        $2,102
=====================================================================================================

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

                                         Three months ended
                                           September 30,
                                       ----------------------
                                       (dollars in thousands)
                                      2000               1999
                                    --------         ----------
Net sales                           $108,089         $  112,017

Gross profit                          36,848             37,209
As a percentage of sales                34.1%              33.2%

Income from operations              $ 23,724         $   24,500
As a percentage of sales                21.9%              21.9%

Earnings before interest and
     income taxes                    $25,215         $   24,983

As a percentage of sales                23.3%              22.3%

Net income                          $ 14,297         $   13,888
As a percentage of sales                13.2%              12.4%

For the quarter ended September 30, 2000, sales were $108.1 million compared to $112.0 million in the year-ago quarter. Increased sales of core foodservice and industrial glassware were more than offset by the lack of millennium-related sales in the current quarter and the Company's decision last year to exit low margin bottleware and certain low margin retail business which together totaled approximately $7.0 million in sales during last year's third quarter. Export sales, including sales to Libbey's customers in Canada, were down 4.4%, decreasing to $13.5 million from $14.2 million in the year-ago period reflecting the lower bottleware sales to Canadian customers.

Gross profit (defined as net sales including prepaid freight billed to customers less cost of sales) was $36.8 million in the third quarter of 2000 compared to $37.2 million in the third quarter of 1999, and increased as a percentage of sales to 34.1% from 33.2%. Sale of higher margin product and expense reductions in other areas helped to offset the increases of 55% in the cost for natural gas and smaller increases in corrugated packaging.

Income from operations was $23.7 million compared to $24.5 million in the third quarter last year. Lower selling, general and administrative expenses only partially offset the impact of lower sales. During the prior year third quarter, the Company also recorded non-recurring items that had a net favorable impact on income from operations of $1.3 million last year.

Earnings before interest and income taxes (EBIT) were $25.2 million compared with $25.0 million in the third quarter last year. Equity earnings increased to $1.5 million from $0.7 million primarily as a result of the Company's joint venture in Mexico experiencing higher operating earnings.

Net income was $14.3 million, or 92 cents per share on a diluted basis, compared with $13.9 million or 84 cents per share on a diluted basis in the year-ago period. A reduction in the Company's effective tax rate to 35.5 percent (36.25 percent on a year-to-date basis) from 36.4 percent in the year-ago quarter. The reduction in the Company's effective tax rate is primarily attributable to increased tax credits. In addition, diluted shares outstanding declined to
15.6 million from 16.6 million in the year-ago period due to the Company's share repurchase programs.

RESULTS OF OPERATIONS - NINE MONTHS 2000 COMPARED WITH NINE MONTHS 1999

                                             Nine months ended
                                                September 30,
                                           -----------------------
                                            (dollars in thousands)
                                            2000             1999
                                          --------         --------
Net sales                                 $318,143         $320,220

Gross profit                               102,433          101,374
As a percentage of sales                      32.2%            31.7%

Income from operations - excluding
     capacity realignment charge          $ 60,910         $ 59,625
As a percentage of sales                      19.1%            18.6%

Income from operations                    $ 60,910         $ 57,398
As a percentage of sales                      19.1%            17.9%

Earnings before interest and
     income taxes                         $ 64,197         $ 59,404
As a percentage of sales                      20.2%            18.6%

Net income                                $ 35,038         $ 31,510
As a percentage of sales                      11.0%             9.8%

For the nine months ended September 30, 2000, sales were $318.1 million compared with $320.2 million in the year-ago period. Export sales, including sales to Libbey's customers in Canada, were down 7.0%, decreasing to $38.6 million from $41.5 million in the year-ago period primarily reflecting lower bottleware sales to Canadian customers.

Gross profit (defined as net sales including prepaid freight billed to customers less cost of sales) increased 1.0% to $102.4 million in the first nine months of 2000 compared to $101.4 million in the first nine months of 1999, and increased as a percentage of sales to 32.2% from 31.7% due to improved sales mix, the continued benefits of lower operating costs associated with capacity realignment efforts and cost reductions. Partially offsetting these gains were increases in natural gas and corrugated packaging costs.

Income from operations increased 6.1% to $60.9 million from $57.4 million in the year-ago period. The reasons for the increase were improved sales mix, lower administrative expenses, the continued benefits of lower operating costs associated with capacity realignment efforts and a charge in last year's first quarter of $2.2 million related to the Company's realignment of its glass tableware production. Partially offsetting these gains were increases in natural gas and corrugated packaging costs.

Earnings before interest and income taxes (EBIT) increased 8.1% to $64.2 million from $59.4 million due to increased operating income and higher equity earnings, resulting primarily from higher operating profits at the Company's joint venture in Mexico.

Net income increased 11.2% to $35.0 million, or $2.25 per diluted share, compared to $31.5 million, or $1.89 per diluted share, in the year-ago period. A reduction in the Company's effective tax rate to 36.25 percent from 37.0 percent in 1999 contributed to the higher net income. The reduction in the Company's effective tax rate is primarily attributable to increased tax credits. In addition, diluted shares outstanding declined to 15.6 million from 16.6 million shares in the year-ago period primarily due to the Company's share repurchase program.

CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $178.4 million at September 30, 2000, compared to $178.7 million at December 31, 1999. Seasonal increases in inventory through September 30, 2000, were mostly offset by lower accounts receivable and higher accounts payable. During the first quarter, the Company purchased 77,800 shares pursuant to its share repurchase plan for $2.1 million. No additional shares were repurchased during the second or third quarter. Since mid 1998, the Company has repurchased 2,575,800 shares for $72.1 million. Board authorization remains for the purchase of an additional 1,049,200 shares. In addition, Libbey received a dividend from its investment in Crisa Industrial, part of the Company's investment in Vitrocrisa and related companies, of $2.9 million in the second quarter 2000 compared to a dividend of $0.5 million in the first quarter 1999.

The Company had additional debt capacity at September 30, 2000 under the Bank Credit Agreement of $204.6 million. Of Libbey's outstanding indebtedness, $103.4 million is subject to fluctuating interest rates at September 30, 2000. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis as of September 30, 2000.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in currency values, although the majority of the Company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the Company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings and cash flow impact of those changes on the earnings and cash flow of the Company's joint venture in Mexico, Vitrocrisa, expressed under U.S. GAAP.

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 2000, was 6.67% for an average remaining period of 3.3 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 7.04% at September 30, 2000. The Company had $103.4 million of debt subject to fluctuating interest rates at September 30, 2000. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis.

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

Important factors potentially affecting performance include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost-competitiveness of the Company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings and cash flow of the Company's joint venture in Mexico, Vitrocrisa, expressed under U.S. GAAP; the inability to achieve savings and profit improvements at targeted levels in the Company's glassware sales from its capacity realignment efforts and re-engineering programs, or within the intended time periods; inability to achieve targeted manufacturing efficiencies at Syracuse China and cost synergies between World Tableware and the Company's other operations; significant increases in interest rates that increase the Company's borrowing costs and per unit increases in the costs for natural gas, corrugated packaging and other purchased materials; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; major slowdowns in the retail, travel or entertainment industries in the United States or Canada; whether the Company completes any significant acquisitions, and whether such acquisitions can operate profitably.

PART II - OTHER INFORMATION

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



                                      LIBBEY INC.
Date November 14, 2000                By /s/ Kenneth G. Wilkes
     -------------------------------    ----------------------------------
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