Form 10-K
period 2000-12-31
LIBBEY INC
filed 2001-03-30
CIK 902274

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
    [X]        Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                                       or

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

                      Yes     X           No
                         ---------           ---------


                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the consolidated tape closing price on March 16, 2001) of the voting stock beneficially held by non-affiliates of the registrant was approximately $468,673,562. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 16, 2001 was 15,283,631

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, May 10, 2001 ("Proxy Statement").

                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS

PART I
       ITEM 1.       BUSINESS...................................................................................  1
       ITEM 2.       PROPERTIES.................................................................................  9
       ITEM 3.       LEGAL PROCEEDINGS..........................................................................  9
       ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................  9
       EXECUTIVE OFFICERS OF THE REGISTRANT .................................................................... 10

PART II
       ITEM 5.       MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.................................... 12
       ITEM 6.       SELECTED FINANCIAL DATA.................................................................... 13
       ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..... 14
       ITEM 7a.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK ................................ 18
       ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................ 20
       ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....... 44

PART III
       ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................... 44
       ITEMS 11. and 13. EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 44
       ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................. 44

PART IV
       ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K............................ 45
       SIGNATURES .............................................................................................. 46
       INDEX TO FINANCIAL STATEMENT SCHEDULE AND SEPARATE FINANCIAL STATEMENTS OF AFFILIATE .................... 48
       EXHIBIT INDEX .........................................................................................  E-1

PART I

     ITEM 1.        BUSINESS

GENERAL

Libbey is a leading supplier of tableware products in the U.S. and Canada. The products are also exported to more than 80 countries. Libbey designs and markets, under the LIBBEY(R) brand name, an extensive line of high-quality glass tableware, ceramic dinnerware and metal flatware. Libbey also manufactures and markets ceramic dinnerware under the Syracuse China(R) brand name through its subsidiary Syracuse China. Through its World Tableware subsidiary, Libbey also imports and sells flatware, holloware and ceramic dinnerware. Through its joint venture, Vitrocrisa, the Company has established reciprocal distribution agreements giving Libbey exclusive distribution rights for Vitrocrisa's glass tableware products in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for Libbey's glass tableware products in Latin America.

Libbey also has an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada for foodservice users. Luigi Bormioli is a highly regarded supplier of high-end glassware which is used in the finest eating and drinking establishments.

Acquisitions have been and will be a critical part of the strategy to grow sales and profits. The Company's strategy is to be a more global provider of glass tableware and a provider of a broader supply of products to the foodservice industry. This strategy is primarily focused on two fronts: 1) acquiring foodservice supply companies, enabling Libbey to become a broader supplier of products to its foodservice distributors and 2) leveraging its proprietary glass-making technology through joint ventures, outright acquisitions or new green meadow facilities.

The acquisitions of the business of Libbey Canada in 1993 and the joint venture investment in Vitrocrisa in 1997 have made Libbey a leading supplier of glass tableware in North America.

PRODUCTS

Libbey's tableware products consist of glass tableware, ceramic dinnerware, metal flatware and metal holloware. Libbey's glass tableware includes tumblers, stemware, mugs, plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other items.

Vitrocrisa's product assortment includes, in addition to the product types produced by Libbey, glass bakeware and handmade glass tableware, which are additional product categories that Libbey now offers. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

Through its distribution agreement with Luigi Bormioli, Libbey is a supplier of high-end glassware, which is used in the finest eating and drinking establishments.

Through its Syracuse China and World Tableware subsidiaries, Libbey sells a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories.

Through its World Tableware subsidiary, Libbey sells an extensive selection of metal flatware. These include knives, forks, spoons and serving utensils. In addition, World Tableware sells metal holloware, which includes serving trays, chafing dishes, pitchers and other metal tableware accessories.

DOMESTIC SALES

Approximately 88% of Libbey's sales are to domestic customers and are sold domestically for a broad range of uses. Libbey sells both directly to end users of the product and through networks of distributors and utilizes both a direct sales force and manufacturers' representatives. Libbey has the largest manufacturing, distribution and service network among North American glass tableware manufacturers.

Libbey defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, specialized bottles, handmade glassware and lead crystal valued at less than $5 per piece. Libbey has, according to management estimates, the leading market share in glass tableware sales in U.S. foodservice applications. The majority of Libbey's tableware sales to foodservice end users are made through a network of approximately 500 independent foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national restaurant chains, individually owned bars, restaurants and casinos. Syracuse China and World Tableware are recognized as long-established suppliers of high quality ceramic dinnerware and flatware, respectively. They are both among the leading suppliers of their respective product categories to foodservice end users.

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

Libbey is a major supplier of glassware for industrial applications in the U.S., according to management estimates. Industrial uses include candle and gift packaging, floral purposes and lighting. The craft industries and gourmet food packing companies are also industrial consumers of glassware. Libbey has expanded its sales to industrial users by offering ceramic items. Libbey believes that its success with industrial applications is based on its extensive manufacturing and distribution network, which enables it to provide superior service, and its broad product offering, which allows Libbey to meet its customers' desire for differentiated glassware products. The production capabilities and broad product portfolio of Vitrocrisa enabled Libbey to expand its product offering for its industrial customers.

Another application of Libbey's products is for use as a premium. Fast-food restaurant chains use glassware as incentives or premiums, as an example. Libbey believes that its success with premium customers is dependent upon custom design, varied production capabilities and the ability to produce large quantities of product in a short period of time.

Libbey also sells its tableware products to supermarket chains for continuity programs. In 2000, Libbey sold tableware products through continuity programs to over 5,600 supermarkets in the U.S. and Canada.

INTERNATIONAL EXPANSION AND EXPORT SALES

Libbey exports its products through independent agents and distributors to over 80 countries throughout the world, competing in the tableware markets of Latin America, Asia and Europe. Through its export operation, Libbey sells its tableware product to foodservice, retail and premium customers internationally.

Libbey's export sales, which include sales to customers in Canada, represent approximately 12% of total sales in 2001. Libbey believes that expanding its sales to export markets represents an important growth opportunity for the future.

Libbey currently has technical assistance agreements with companies covering operations in various countries. In 2001, Libbey performed services for licensees in seven countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration, allow Libbey to participate in the worldwide growth of the glass tableware industry and to keep abreast of potential sales and marketing opportunities in those countries. During 2001, Libbey's technical assistance agreements and licenses produced royalties of $4.7 million. Libbey also sells machinery, primarily glass-forming machinery, to certain parties with which it has technical assistance agreements.

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

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at Libbey's Syracuse, New York production facility or imported by World Tableware from primarily China, Malaysia and Bangladesh. All metal flatware and metal holloware are sourced by Libbey's World Tableware subsidiary primarily from China, Indonesia, Japan, Korea and Thailand.

Libbey employs a team of engineers whose responsibilities include continuing efforts to improve and upgrade Libbey's manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and implement the large number of innovative changes continuously being made to Libbey's product designs, sizes and shapes.

All of the raw materials used by Libbey, principally sand, lime, soda ash and clay, have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had and are not expected to have a material adverse effect on Libbey's operations in the future. Natural gas is a primary source of energy in Libbey's production processes, and variability in the price for natural gas can have an impact on its profitability. Historically the Company has used natural gas hedging contracts to partially mitigate this impact.

SALES AND MARKETING

Libbey has its own sales staff located strategically throughout the U.S. and Canada who call on customers and distributors. In addition, Libbey retains the services of approximately 25 manufacturing representative's organizations. These manufacturing representative's organizations are in addition to over 80 Libbey sales professionals located in various metropolitan areas throughout the U.S. and Canada. The majority of Libbey's tableware sales to foodservice end users are made through approximately 500 independent distributors, who serve a vital function in the distribution of Libbey's products and with whom Libbey works closely in connection with marketing and selling efforts. Most of Libbey's retail, industrial and premium market sales are made directly by Libbey's sales force.

Libbey also has a marketing staff located at its corporate headquarters in Toledo, Ohio engaged in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.

CUSTOMERS

The customers for Libbey's tableware products include approximately 500 foodservice distributors. In addition, Libbey sells to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores, supermarkets and industrial companies and others who use Libbey's products for promotional and other private uses. No single customer or group of customers accounts for 10% or more of Libbey's sales, although the loss of any of Libbey's major customers could have a material effect on Libbey. Sales for premium applications tend to be more unpredictable from year to year; and Libbey is less dependent on such business than it is on sales to foodservice, retail and industrial customers.

COMPETITORS

Libbey's business is highly competitive, with the principal competitive factors being customer service, brand name, product quality, delivery time and price. Competitors in glass tableware are Arc International, a private French company; Indiana Glass Company (a unit of Lancaster Colony Corporation); Anchor Hocking (a unit of Newell Rubbermaid Inc.), a supplier of glass beverageware and a supplier of glass bakeware to retail markets in the U.S. and Oneida Ltd. which imports glassware for sale in the U.S. among other places. In recent years, Libbey has experienced increasing competition from foreign glass tableware manufacturers, including Arc International (France), Kedaung (Indonesia), and Pasabache (Turkey). In addition, other materials such as plastics also compete with glassware.

Competitors in U.S. ceramic dinnerware are Homer Laughlin (a private U.S. company) and Rego China and Buffalo China (units of Oneida Ltd.). Competitors in metal flatware are Oneida Ltd. and various importing companies. Some of Libbey's competitors have substantially greater financial and other resources than Libbey.


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

SEASONALITY

Due primarily to the impact of consumer buying patterns and production activity, Libbey's profits tend to be strongest in the third quarter and weakest in the first quarter of each year. As a consequence, with the exception of 1998, profits typically range between 41% and 44% in the first half of each year and 56% to 59% in the second half of the year.

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

Pursuant to the indemnification agreement, Owens-Illinois is defending Libbey in a suit instituted by the Board of Lucas County Ohio Commissioners on January 4, 2000 against Owens-Illinois, Libbey and numerous other defendants (59 companies have been named in the complaint as potentially responsible parties) in the United States District Court for the Northern District of Ohio seeking to recover past and future costs incurred in response to the release or threatened release of hazardous substances at the King Road landfill. The suit was dismissed without prejudice in October, 2000 but it is likely to be reinstituted at a future date when more information as to the appropriate environmental remedy becomes available.

Subsequent to June 24, 1993, Libbey has been named a potentially responsible party at four other sites, all of which have been settled for immaterial amounts. No further sums are expected to be paid with respect to these sites unless unusual and unanticipated contingencies occur.

Through its Syracuse China subsidiary, Libbey acquired on October 10, 1995 from The Pfaltzgraff Co. and certain of its subsidiaries the assets operated as Syracuse China. The Pfaltzgraff Co. entered into an order of consent effective November 1, 1994 with the New York State Department of Environmental Conservation (NYSDEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for a site in Syracuse, New York (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. As part of the Asset Purchase Agreement, the Syracuse China Company agreed to share a part of the remediation and related expense up to a maximum of fifty percent of such costs with a maximum limit for Syracuse China Company of $1,350,000. Notwithstanding the foregoing, Syracuse China Company is not a party to the decree. Construction of the approved remedy began in 2000 and is expected to be completed in 2001.

In addition, Syracuse China Company has been named as a potentially responsible party by reason of its potential ownership of certain property adjoining its plant, which has been, designated a sub-site of a superfund site. Libbey believes that any contamination of such sub-site was caused by and will be remediated by other parties at no cost to Syracuse China. Such other parties have acquired ownership of the sub-site which should end any responsibility of Syracuse China with respect to the sub-site. In any event, any expense with respect to such sub-site for which Syracuse China may be deemed responsible would likely be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.

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

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by Libbey on the exterior surface of its decorated products. Capital expenditures for property, plant and equipment for environmental control activities were not material during 2000. Libbey believes that it is in material compliance with all federal, state and local environmental laws, and Libbey is not aware of any regulatory initiatives that would be expected to have a material effect on Libbey's products or operations.

NUMBER OF EMPLOYEES

Libbey employed approximately 3,250 persons at December 31, 2001. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements, which were entered into in the fourth quarter of 1998 and expire at various times during the fourth quarter of 2001. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement, which expired in March 1999 and has subsequently been renegotiated to expire in March 2002. Libbey considers its employee relations to be good.

     ITEM 2.  PROPERTIES

The following information sets forth the location of the Company's principal manufacturing and distribution facilities at December 31, 2001. The Company also operates distribution facilities at or near each of its manufacturing facilities as well as at the distribution centers set forth below:

       Manufacturing Facilities
       ----------------------------------------
       Syracuse, New York
       Toledo, Ohio
       Shreveport, Louisiana
       City of Industry, California

       Distribution Centers
       ----------------------------------------
       Vitrocrisa - Laredo, Texas
       World Tableware - West Chicago, Illinois

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

NAME                                          AGE           POSITION
----                                          ---           --------
John F. Meier                                  53           Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                          1993; Executive Vice President and General Manager from December
Executive Officer                                           1990 to June 1993.

Richard I. Reynolds                            54           Executive Vice President and Chief Operating Officer since
Executive Vice President and Chief                          November 1995;  Vice President and Chief Financial Officer from
Operating Officer                                           June 1993 to November 1995;  Vice President and Director of
                                                            Finance and Administration from January 1989 to June 1993.

L. Frederick Ashton                            60           Vice President, General Sales Manager since November 1990.
Vice President, General Sales
Manager

Arthur H. Smith                                65           Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                     Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                       Assistant Secretary of Owens-Illinois, Inc. from 1987 to June
                                                            1993.

Kenneth G. Wilkes                              43           Vice President and Chief Financial Officer since July 1999 after
Vice President and Chief                                    serving as Vice President, Chief Financial Officer and Treasurer
Financial Officer                                           of the Company since November 1995. From August 1993 to November
                                                            1995 he was Vice President and Treasurer. Previously employed as Senior Corporate Banker, Vice President with The First National
                                                            Bank of Chicago from 1981.

NAME                                           AGE          POSITION
----                                           ---          --------
Kenneth A. Boerger                             43           Vice President and Treasurer since July 1999. From 1994 to July
Vice President and Treasurer                                1999 was Corporate Controller and Assistant Treasurer. From 1980
                                                            to 1994 held various financial and accounting positions.

John A. Zarb                                   49           Vice President and Chief Information Officer since April 1996.
Vice President and Chief                                    From 1991 to April 1996 employed by AlliedSignal Inc. in
Information Officer                                         information technology senior management positions in Europe and the U.S.

Daniel P. Ibele                                40           Vice President, Marketing and Specialty Operations since
Vice President, Marketing and                               September 1997;  Vice President and Director of Marketing at
Specialty                                                   Libbey since 1995. From 1983 to 1995 held various marketing and sales positions.

Timothy T. Paige                               43           Vice President and Director of Human Resources since January
Vice President and Director of Human                        1997;  Director of Human  Resources from May 1995 to January
Resources                                                   1997.  From 1991 to May 1995 employed by Frito-Lay, Inc. in human resources management positions.

PART II

     ITEM 5.        MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

                                                      2000                            1999
                                              High            Low             High            Low
----------------------------------------------------------------------------------------------------
          First Quarter                     $28 5/8         $25 5/16        $33             $24 1/8
          Second Quarter                    $32 1/2         $26 11/16       $33 3/4         $27 1/8
          Third Quarter                     $33 1/2         $29 1/8         $31 15/16       $28 3/8
          Fourth Quarter                    $31             $26 5/16        $29 3/4         $24 5/8

On March 1, 2001, there were 1,116 registered common shareholders of record. The Company has paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.

ITEM 6.       SELECTED FINANCIAL DATA

Dollars in thousands, except per-share data        2000         1999         1998         1997         1996
---------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Net sales                                       $ 441,828     $ 460,592    $ 436,522    $ 411,966     $ 397,656
Freight billed to customers (a)                     2,274         2,609        1,191           --            --
Total revenues                                    448,786       467,598      440,739      415,053       400,354
Cost of sales                                     306,003       324,242      323,140      295,009       288,538
Selling, general and administrative expenses       61,185        64,131       54,191       49,585        44,620
Capacity realignment charges                           --           991       20,046           --            --
Income from operations                             81,598        78,234       43,362       70,459        67,196
Equity earnings                                     4,769         2,915        8,880        3,570            --
Other income (expenses) -- net                       (919)           13        1,493         (732)        1,302
Earnings before interest and income taxes          85,448        81,162       53,735       73,297        68,498
Interest expense -- net                            12,216        12,501       12,674       14,840        14,962
Income before income taxes                         73,232        68,661       41,061       58,457        53,536
Provision for income taxes                         26,366        25,233       15,618       22,331        20,986
Net income                                         46,866        43,428       25,443       36,126        32,550

PER-SHARE DATA:

Basic net income                                     3.07          2.69         1.45         2.33          2.16
Diluted net income                                   3.01          2.64         1.42         2.27          2.12
Dividends paid                                       0.30          0.30         0.30         0.30          0.30

OTHER INFORMATION

EBIT                                               85,448        81,162       53,735       73,297        68,498
EBITDA                                            103,800        99,915       73,241       93,193        89,983
Depreciation                                       14,055        14,717       15,852       16,826        19,275
Amortization                                        4,297         4,036        3,654        3,070         2,210
Capital expenditures                               18,096         9,428       17,486       18,408        15,386
Dividends paid                                      4,569         4,821        5,253        4,550         4,511
Employees (average)                                 3,270         3,552        3,969        4,136         4,110

BALANCE SHEET DATA

Total assets                                      446,707       434,395      439,671      449,600       315,733
Working capital (b)                                95,177        77,794       75,930       89,942        65,823
Long-term debt                                    151,404       170,000      176,300      200,350       202,851
Shareholders' equity                              133,271        91,843       94,860       99,989       (18,447)


(a)  Reclassification for 1997 and prior is impractical.

(b)  Current assets less current liabilities excluding short-term debt.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL FINANCIAL DATA

The following table presents certain operations data for Libbey for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
(Dollars in thousands)                          2000               1999              1998
--------------------------------------------------------------------------------------------
Net sales                                    $441,828           $460,592           $436,522
Gross profit                                 $138,099           $138,959           $114,573
As a percent of sales                            31.3%              30.2%              26.2%
Income from operations - excluding
  capacity realignment charge                $ 81,598           $ 79,225           $ 63,408
As a percent of sales                            18.5%              17.2%              14.5%
Income from operations -
  after capacity realignment charge          $ 81,598           $ 78,234           $ 43,362
As a percent of sales                            18.5%              17.0%               9.9%
Earnings before interest
  and income taxes                           $ 85,448           $ 81,162           $ 53,735
As a percent of sales                            19.3%              17.6%              12.3%
Net income                                   $ 46,866           $ 43,428           $ 25,443
As a percent of sales                            10.6%               9.4%               5.8%

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

RESULTS OF OPERATIONS

COMPARISON OF 2000 WITH 1999 Net sales for 2000 were $441.8 million compared to net sales of $460.6 million in 1999. In 1999, both glassware and dinnerware sales were positively impacted by approximately $14 million in non-repeat sales of product associated with the millennium. In addition, sales in 2000 were impacted by a slowdown in retail sales late in the fourth quarter and by the Company's decision to exit certain low-margin retail business which totaled $12.5 million in 1999. Libbey's export sales, which include sales to Libbey's customers in Canada, decreased to $51.8 million from $56.2 million in 1999. The decrease was the result of lower sales to customers in Canada, partially offset by the increase in sales to other export customers. A decrease in bottleware sales due to the decision to exit this low-margin business also contributed.

GROSS PROFIT (defined as net sales plus freight billed to customers less cost of sales) was $138.1 million in 2000 compared to $139.0 million in 1999 and increased as a percent of net sales to 31.3% from 30.2% over this period. Sale of higher margin product and expense reduction in other areas, including energy savings initiatives, helped to offset lower sales and the substantial increase in the price for natural gas and increases in corrugated packaging prices.

INCOME FROM OPERATIONS increased 4.3% to $81.6 million in 2000 from $78.2 million in 1999 and increased as a percent of net sales to 18.5% from 17.0% in the year-ago period. Excluding the effect of the capacity realignment charge in 1999, income from operations would have totaled $79.2 million in the year-ago period, or an improvement of 3.0% in 2000. The increase was the result of lower administrative expenses, which more than offset the reduction in gross profit.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) increased 5.3% to $85.4 million in 2000 from $81.2 million in 1999 and increased as a percent of net sales to 19.3% from 17.6% in the year-ago period. Excluding the capacity realignment charge, EBIT would have been $82.2 million in 1999. The increase was attributable to higher income from operations and higher equity earnings from the Company's joint venture in Mexico.

NET INCOME increased 7.9% to an all-time record $46.9 million from $43.4 million in 1999 and increased as a percent of net sales to the highest level since the Company went public in 1993 of 10.6% from 9.4% in the year-ago period. Excluding the impact of the capacity realignment charge, net income would have been $44.1 million in 1999. The increase is attributable to higher income from operations as a result of the continued benefits of capacity realignment efforts, lower administrative expense, higher equity earnings and a lower effective tax rate of 36.0% compared with 36.75% in the year-ago period. The reduction in the Company's effective tax rate is primarily attributable to reduction in tax on undistributed earnings.

COMPARISON OF 1999 WITH 1998 Net sales for 1999 of $460.6 million were 5.5% higher than the net sales of $436.5 million in 1998. Sales increases were recorded in all of the Company's operations, with Syracuse China experiencing double-digit sales growth as well as a record performance in foodservice glassware. Both glassware and dinnerware sales were positively impacted by sales associated with the millennium. The positive impact of our expanded sales coverage also contributed. Libbey's export sales, which include sales to Libbey's customers in Canada, decreased to $56.2 million from $58.1 million in 1998. The decrease was partly the result of lower sales to customers in the Far East and South America primarily due to increases in prices resulting from the strength of the U.S. dollar as well as depressed foodservice and retail industries in those regions. A decrease in bottleware sales due to the decision to exit the production also contributed.

GROSS PROFIT (defined as net sales plus freight billed to customers less cost of sales) increased 21.3% to $139.0 million in 1999 from $114.6 million in 1998 and increased as a percent of net sales to 30.2% from 26.2% over this period. Gross margin increased due to higher sales of more profitable products and lower costs due to improved utilization of the Company's glassware plants.

INCOME FROM OPERATIONS was $78.2 million in 1999 compared with $43.4 million in 1998 and increased as a percent of net sales to 17.0% from 9.9% in the year-ago period. Excluding the effect of the capacity realignment charge, income from operations would have totaled $79.2 million in 1999 compared with $63.4 million in the year-ago period, or an improvement of 24.9% in 1999. The higher operating income was the result of improved utilization of the Company's glassware plants and record sales.

CAPACITY REALIGNMENT CHARGE

On December 31, 1998, the Board of Directors of the Company approved a capacity realignment plan, which included reallocating a portion of the current production of the Company's Wallaceburg, Ontario, facility to its glassware facilities in the United States to improve its cost structure and more fully utilize available capacity. A portion of Wallaceburg's production is being absorbed by the Company's joint venture in Mexico, Vitrocrisa. The Company is servicing its Canadian glass tableware customers from its remaining manufacturing and distribution network, which includes locations in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. The Company also announced that it would exit the production of bottleware, a niche, low-margin business for the Company. In connection with this plan, the Company recorded a capacity realignment charge in the fourth quarter of 1998 of $20.0 million which includes $10.0 million for severance and related employee costs, $7.6 million for write-off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs. An additional charge was recorded in 1999 of $1.0 million which includes a $0.8 million reduction for severance and related employee costs, $1.4 million for write-off of fixed assets and $0.4 million for supply inventories, repair parts and other costs.

The Wallaceburg facility ceased production in May 1999, and the limited warehouse operations that remained ceased operations in 2000. The fixed assets, supply inventories and repair parts not being transferred have been written down to a nominal amount. The Wallaceburg facility is presently held for sale, and the disposition of the property occurred in late March, 2001. The Company terminated the employment of virtually all of its 560 salary and hourly employees and included severance and related employee costs in its capacity realignment charge at the time when such severance amounts were disclosed to the employees. These severance and related employee costs were paid primarily when production ceased.

The capacity realignment was instrumental in reducing the Company's cost structure and improving its profitability. Productivity improvements and improved utilization of its glassware facilities and the availability of capacity at the Company's joint venture enabled these changes.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) were $81.2 million in 1999 compared with $53.7 million in 1998 and increased as a percent of net sales to 17.6% from 12.3% in the year-ago period. Excluding the capacity realignment charge, EBIT would have been $82.2 million in 1999 compared with $73.8 million in 1998. The increase was attributable to higher operating income, which more than offset lower equity earnings at the Company's joint venture in Mexico.

NET INCOME was $43.4 million compared with $25.4 million in 1998, and increased as a percent of net sales to 9.4% from 5.8% in the year-ago period. Excluding the impact of the capacity realignment charge, net income would have been $44.1 million in 1999 compared with $37.9 million in 1998. The increase is attributable to higher income from operations combined with a lower effective tax rate of 36.75% compared with 38.0% in the year-ago period. The reduction in the Company's effective tax rate is primarily attributable to lower state income taxes.

CAPITAL RESOURCES AND LIQUIDITY

Libbey's financial condition at year end 2000 reflects the effects of the Company's increased net income, increased working capital and higher capital expenditures. Net cash provided by operating activities was $36.9 million compared to $69.0 million in 1999. Compared to the year-ago period, inventories increased $14.6 million. However, with scheduled repair activity and the expectation of increased sales, the Company anticipates inventory reductions for 2001. Reductions in accounts receivable of $10.6 million and higher accounts payable helped offset the majority of the inventory increase.

Capital expenditures were $18.1 million in 2000 compared with $9.4 million in 1999, with the increase attributed to investments in higher productivity machinery and equipment. Capital expenditures for 2001 are expected to be in the range of $25.0 to $30.0 million. Cash of $4.1 million was used to repurchase 149,400 shares of common stock. Since mid-1998, the Company has repurchased 2,647,400 shares for $74.1 million. As of December 31, 2000, the Company has authorization to purchase up to an additional 977,600 shares.

Libbey had total debt of $161.4 million at December 31, 2000, compared with $178.7 million at December 31, 1999. The decrease was primarily attributable to the net cash provided by operations. Libbey had additional debt capacity of $223.2 million at December 31, 2000, under the Bank Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $75.0 million of its debt. The average interest rate for the Company's borrowings related to the interest rate protection agreements is 6.67% with an average maturity of 3.1 years at December 31, 2000.

Of Libbey's outstanding indebtedness, $86.4 million is subject to fluctuating interest rates at December 31, 2000. A change of one percent in such rates would result in a change in interest expense of approximately $0.9 million on an annual basis.

The Company is not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement. In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of May 1, 2002, to meet the Company's longer term funding requirements.

     ITEM 7a.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in currency values, although the majority of the Company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the Company's products compared to foreign competition and the effect of exchange rate changes on the value of the Mexican peso relative to the U.S. dollar and the impact of those changes on the earnings expressed under U.S. GAAP and cash flow of the Company's joint venture in Mexico.

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 2000, was 6.67% for an average remaining period of 3.1 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.99% at December 31, 2000. The Company had $86.4 million of debt subject to fluctuating interest rates at December 31, 2000. A change of one percent in such rates would result in a change in interest expense of approximately $0.9 million on an annual basis.

The interest rate differential to be received or paid under the Rate Agreements is being recognized over the life of the Rate Agreements as an adjustment to interest expense. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts. At December 31, 2000, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. The fair market value for the Company's Interest Rate Protection Agreements at December 31, 2000, was $(1.2) million. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Rate Agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) as amended in June 2000 by Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (Statement 138), which requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure such instruments at fair value. The Company will adopt the statements effective January 1, 2001. Adoption of the statements is not expected to materially impact the Company's financial statements.

OTHER INFORMATION

This document and supporting schedules contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements only reflect the Company's best assessment at this time and are indicated by words or phrases such as "goal," "expects," "believes," "will," "estimates," "anticipates" or similar phrases.

Investors are cautioned that forward-looking statements involve risks and uncertainty, that actual results may differ materially from such statements and that investors should not place undue reliance on such statements.

Important factors potentially affecting performance include major slowdowns in the retail, travel or entertainment industries in the United States, Canada or Mexico; significant increases in interest rates that increase the Company's borrowing costs and per unit increases in the costs for natural gas, corrugated packaging and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the Company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under U.S. GAAP and cash flow of the Company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels in the Company's glassware sales from its capacity realignment efforts and re-engineering programs, or within the intended time periods; inability to achieve targeted manufacturing efficiencies at Syracuse China and cost synergies between World Tableware and the Company's other operations; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; whether the Company completes any significant acquisition and whether such acquisitions can operate profitably.

     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                            Page
                                                                                                            ----
Report of Independent Auditors                                                                                21

Consolidated Balance Sheets at December 31, 2000 and 1999                                                     22

For the years ended December 31, 2000, 1999 and 1998:

       Consolidated Statements of Income                                                                      24
       Consolidated Statements of Shareholders' Equity                                                        25
       Consolidated Statements of Cash Flows                                                                  26

Notes to Consolidated Financial Statements                                                                    27

Selected Quarterly Financial Data                                                                             43

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LIBBEY INC.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 2000 and 1999 financial statements of Vitrocrisa,
S. de R.L. de C.V. (formerly Vitrocrisa, S.A. de C.V.), a corporation in which the Company has a 49% equity interest, which statements reflect total assets of $230.0 million and $220.9 million as of December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Vitrocrisa, S. de R.L. de C.V., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP

Toledo, Ohio
January 26, 2001


                                       Libbey Inc.
                               Consolidated Balance Sheets

============================================================================================================================
December 31,                                                                                        2000               1999
----------------------------------------------------------------------------------------------------------------------------
Dollars in thousands

ASSETS
Current assets:
     Cash                                                                                         $  1,282          $  3,918
     Accounts receivable:
       Trade, less allowances of $6,788 and $3,869                                                  47,747            59,492
       Other                                                                                         3,992             2,837
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    51,739            62,329
     Inventories:
       Finished goods                                                                               94,822            80,547
       Work in process                                                                               6,060             5,829
       Raw materials                                                                                 3,021             2,844
       Operating supplies                                                                              603               669
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   104,506            89,889

     Prepaid expenses and deferred taxes                                                             7,923             8,028
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                               165,450           164,164
Other assets:
     Repair parts inventories                                                                        8,027             5,684
     Intangibles, net of accumulated amortization of $2,951 and $2,647                               9,254             9,558
     Pension assets                                                                                 21,638            14,625
     Deferred software, net of accumulated amortization of $8,651 and $6,181                         4,286             5,728
     Other assets                                                                                      415               379
     Investments                                                                                    84,727            82,835
     Goodwill, net of accumulated amortization of $16,174 and $14,651                               44,805            46,328
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   173,152           165,137
Property, plant and equipment at cost                                                              224,532           217,584
     Less accumulated depreciation                                                                 116,427           112,490
----------------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                             108,105           105,094
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $446,707          $434,395
============================================================================================================================
See accompanying notes.

                                   Libbey Inc.
                           Consolidated Balance Sheets
                                   (Continued)

----------------------------------------------------------------------------------------------------------------------
December 31,                                                                                      2000           1999
----------------------------------------------------------------------------------------------------------------------
Dollars in thousands
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                             $10,000         $8,655
     Accounts payable                                                                           29,861         29,126
     Salaries and wages                                                                         15,574         22,804
     Accrued liabilities                                                                        23,884         28,469
     Income taxes                                                                                  954          5,971
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                       80,273         95,025
Long-term debt                                                                                 151,404        170,000
Deferred taxes                                                                                  19,413         18,392
Other long-term liabilities                                                                     12,670          6,594
Nonpension retirement benefits                                                                  49,676         52,541

Shareholders' equity:
     Common stock, par value $.01 per share, 50,000,000 shares authorized,
       17,858,102 shares issued less 2,647,400 Treasury shares (17,747,753
       shares issued less 2,498,000 Treasury shares in 1999)                                       152            152
     Capital in excess of par value                                                            284,930        282,734
     Treasury stock                                                                            (74,113)       (70,061)
     Deficit                                                                                   (77,698)      (119,995)
     Cumulative foreign currency translation adjustment                                             --           (987)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                     133,271         91,843
----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                    $446,707       $434,395
======================================================================================================================

See accompanying notes.

                                  Libbey Inc.
                       Consolidated Statements of Income

-------------------------------------------------------------------------------------------------------
                                                                        Year ended December 31,
Dollars in thousands, except per-share amounts                      2000           1999          1998
-------------------------------------------------------------------------------------------------------
REVENUES
     Net sales                                                   $441,828       $460,592      $436,522
     Freight billed to customers                                    2,274          2,609         1,191
     Royalties and net technical assistance income                  4,684          4,397         3,026
-------------------------------------------------------------------------------------------------------
Total revenues                                                    448,786        467,598       440,739
Costs and expenses:
     Cost of sales                                                306,003        324,242       323,140
     Selling, general and administrative expenses                  61,185         64,131        54,191
     Capacity realignment charges                                     ---            991        20,046
-------------------------------------------------------------------------------------------------------
                                                                  367,188        389,364       397,377
-------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             81,598         78,234        43,362
Other income (expense):
     Equity earnings                                                4,769          2,915         8,880
     Other - net                                                     (919)            13         1,493
-------------------------------------------------------------------------------------------------------
                                                                    3,850          2,928        10,373
-------------------------------------------------------------------------------------------------------
Earnings before interest and income taxes                          85,448         81,162        53,735
Interest expense - net                                            (12,216)       (12,501)      (12,674)
-------------------------------------------------------------------------------------------------------
Income before income taxes                                         73,232         68,661        41,061
Provision for income taxes                                         26,366         25,233        15,618
-------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 46,866       $ 43,428      $ 25,443
=======================================================================================================

NET INCOME PER SHARE
     Basic                                                         $ 3.07         $ 2.69        $ 1.45
     Diluted                                                       $ 3.01         $ 2.64        $ 1.42
=======================================================================================================

See accompanying notes

                                   LIBBEY INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                  Common    Capital in                                 Other
Dollars in thousands,                             Stock     Excess of    Treasury                   Comprehensive
 except per-share data               Shares       Amount    Par Value     Stock       Deficit       Income (Loss)        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1998           17,580,931       $175      $279,208                $(178,792)       $ (602)          $ 99,989
    Comprehensive income:
       Net income                                                                       25,443                           25,443
       Effect of exchange rate
          fluctuation                                                                                   (810)              (810)
                                                                                                                       ---------
    Comprehensive income                                                                                                 24,633
    Stock options exercised          126,639          1         1,793                                                     1,794
    Income tax benefit on stock
          options                                                 955                                                       955
    Purchase of shares for
       treasury                     (875,000)        (8)                 $(27,250)                                      (27,258)
    Dividend -- $0.30 per share                                                         (5,253)                          (5,253)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998         16,832,570        168       281,956     (27,250)    (158,602)       (1,412)            94,860
    Comprehensive income:
       Net income                                                                       43,428                           43,428
       Effect of exchange rate
         fluctuation                                                                                      425                425
                                                                                                                       ---------
    Comprehensive income                                                                                                 43,853
    Stock options exercised           40,183          1           533                                                       534
    Income tax benefit on stock
         options                                                  245                                                       245
    Purchase of shares for
       treasury                   (1,623,000)       (17)                  (42,811)                                      (42,828)
    Dividend -- $0.30 per share                                                         (4,821)                          (4,821)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999         15,249,753        152       282,734     (70,061)    (119,995)         (987)            91,843
    Comprehensive income:
       Net income                                                                       46,866                           46,866
       Effect of exchange rate
         fluctuation                                                                                    (154)              (154)
       Closure of exchange rate
         fluctuation                                                                                   1,141              1,141
                                                                                                                       ---------
    Comprehensive income                                                                                                 47,853
    Stock options exercised          110,349          1         1,602                                                     1,603
    Income tax benefit on stock
         options                                                  594                                                       594
    Purchase of shares for
       treasury                     (149,400)        (1)                   (4,052)                                       (4,053)
    Dividend -- $0.30 per share                                                         (4,569)                          (4,569)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000         15,210,702       $152      $284,930    $(74,113)   $ (77,698)       $   --           $133,271
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

                                  Libbey Inc.
                     Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------------
                                                                                              Year ended December 31,
Dollars in thousands                                                                       2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $46,866         $43,428         $25,443
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation                                                                    14,055          14,717          15,852
         Amortization                                                                     4,297           4,036           3,654
         Equity earnings                                                                 (4,769)         (2,915)         (8,880)
         Capacity realignment charge                                                         --             991          20,046
         Nonpension retirement benefit cost in excess of payments                        (2,735)          1,419          (1,417)
         Deferred income taxes                                                            6,349           4,274            (498)
         Other                                                                            3,189           1,579           1,468

Changes in operating assets and liabilities:
         Accounts receivable                                                             10,440         (10,202)          1,566
         Inventories                                                                    (15,185)          1,404           8,693
         Prepaid expenses                                                                  (329)            640               9
         Other assets                                                                   (10,420)         (3,141)         (5,126)
         Accounts payable                                                                   762           6,313          (2,859)
         Accrued liabilities                                                             (2,474)          2,160          (5,499)
         Other liabilities                                                              (13,148)          4,253            (220)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                36,898          68,956          52,232

INVESTING ACTIVITIES

Additions to property, plant and equipment                                              (18,096)         (9,428)        (17,486)
Dividends received from equity investments                                                2,940             517          14,232
Other                                                                                       (63)             94           1,639
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (15,219)         (8,817)         (1,615)

FINANCING ACTIVITIES
Net bank credit facility activity                                                       (18,596)         (6,300)        (23,751)
Other net borrowings                                                                      1,345          (6,217)          4,547
Stock options exercised                                                                   1,603             534           1,794
Treasury shares purchased                                                                (4,053)        (42,828)        (27,258)
Dividends                                                                                (4,569)         (4,821)         (5,253)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   (24,270)        (59,632)        (49,921)
Effect of exchange rate fluctuations on cash                                                (45)             99             (18)
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                              (2,636)            606             678
Cash at beginning of year                                                                 3,918           3,312           2,634
--------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                     $ 1,282         $ 3,918         $ 3,312
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

                                   LIBBEY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)



1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Libbey Inc. and all wholly owned subsidiaries ("the Company"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

INVENTORY VALUATION The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for over 70% of its inventories. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $7,851, $9,726 and $11,203 at December 31, 2000, 1999 and 1998, respectively. The remaining inventories are valued at either standard or average cost which approximate current costs.

GOODWILL Goodwill, which results from the excess of purchase cost over net assets acquired, is being amortized over 40 years. The carrying value of goodwill is reviewed to determine if facts and circumstances suggest that goodwill may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to businesses to which the goodwill relates. If these external factors and the projected undiscounted cash flows over the remaining amortization period indicate that goodwill will not be recoverable, the carrying value will be adjusted to the estimated fair value.

INTANGIBLES Intangibles result from valuations assigned by independent appraisers for future revenues from technical assistance agreements and trademarks acquired.

DEFERRED SOFTWARE Deferred software is the cost of software packages purchased and the cost associated with the installation of software. This cost is amortized over 5 years. The Company periodically reviews software to assess plans to replace the existing programs before the 5 years.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are recorded at cost. Major improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment and furnishings and 20 to 40 years for buildings and improvements.

STOCK OPTIONS The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

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

FOREIGN CURRENCY TRANSLATION The assets and liabilities of the Company's wholly owned foreign subsidiary were translated at current exchange rates, and any related translation adjustments were recorded directly in shareholders' equity. With the wind down of activity in the Company's Canadian subsidiary, the cumulative exchange loss was recognized as expense during 2000. The functional currency for remaining activity in Canada will be the U.S. dollar effective January 1, 2001. The 49% investment in Vitrocrisa is accounted for using the equity method with the U.S. dollar being the functional currency.

OTHER COMPREHENSIVE INCOME (LOSS) Other comprehensive income (loss) for the Company consisted of foreign currency translation adjustment. Disclosure of comprehensive income (loss) is incorporated into the Statements of Shareholders' Equity for all years presented.

NEW ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) as amended in June 2000 by Statement No. 138 "Accounting for Certain

Derivative Instruments and Certain Hedging Activities" (Statement 138), which requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure such instruments at fair value. The Company will adopt the statements effective January 1, 2001. Adoption of the statements is not expected to materially impact the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), which summarizes certain of the staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter, which did not have a material impact on the financial statements.

In May 2000, the Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) concluded that all amounts billed to a customer in a sale transaction represent the fees earned for the goods provided. Accordingly, amounts billed related to shipping and handling are now classified as revenue, while costs are classified as a cost of goods sold. The Company has adopted EITF 00-10 for the year ended December 31, 2000, and has reclassified 1999 and 1998, which had no impact on net income.

TREASURY STOCK Treasury stock purchases are recorded at cost. During 2000, 1999 and 1998 the Company purchased 149,400, 1,623,000 and 875,000 shares of stock at an average cost of $27.13, $26.39 and $31.15, respectively.

INCOME PER SHARE OF COMMON STOCK The following table sets forth the computation of basic and diluted earnings per share:
--------------------------------------------------------------------------------

Year ended December 31,                                                    2000               1999               1998
---------------------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share
-- net income that is available to common
 shareholders                                                             $46,866              $43,428            $25,443
---------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share -- weighted-average
   shares outstanding                                                  15,253,726           16,151,169         17,523,564
Effect of dilutive securities -- employee
 stock options                                                            293,327              325,834            392,132
---------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share
-- adjusted weighted-average shares
 and assumed conversions                                               15,547,053           16,477,003         17,915,696
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                    $3.07               $ 2.69             $ 1.45
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                  $3.01               $ 2.64             $ 1.42
---------------------------------------------------------------------------------------------------------------------------

3. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a 49% equity owner in Vitrocrisa, S. de R.L. de C.V. (and related Mexican companies), which manufactures, markets and sells glass tableware (beverageware, plates, bowls, serveware and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a domestic distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Summarized combined financial information for the Company's investments, accounted for by the equity method, is as follows:


        December 31,                                                                    2000           1999
        ------------------------------------------------------------------------------------------------------
        Current assets                                                                $ 84,266       $ 77,462
        Non-current assets                                                             140,644        129,915
        ------------------------------------------------------------------------------------------------------
           Total assets                                                                224,910        207,377
        Current liabilities                                                             65,496         93,431
        Other liabilities and deferred items                                           134,884         96,389
        ------------------------------------------------------------------------------------------------------
           Total liabilities and deferred items                                        200,380        189,820
        ------------------------------------------------------------------------------------------------------
        Net assets                                                                     $24,530       $ 17,557
        ======================================================================================================


    Year ended December 31,                                                    2000             1999              1998
  ------------------------------------------------------------------------------------------------------------------------
    Net sales                                                                 $217,477         $189,699          $172,562
      Cost of sales                                                            154,248          129,667           114,250
------------------------------------------------------------------------------------------------------------------------
    Gross profit                                                                63,229           60,032            58,312
       Operating expenses                                                       22,817           21,260            19,765
------------------------------------------------------------------------------------------------------------------------
    Income from operations                                                      40,412           38,772            38,547
      Other income (loss)                                                        1,326            (1,058)           1,003
------------------------------------------------------------------------------------------------------------------------
    Earnings before finance costs and taxes                                     41,738           37,714            39,550
      Interest expense                                                          10,296           10,871           14,061
      Translation gain (loss)                                                      289           (1,392)           4,433
                                                                              ------------------------------------------
    Earnings before income taxes and profit sharing                             31,731           25,451           29,922
      Income taxes and profit sharing                                           18,534           16,040            8,336
------------------------------------------------------------------------------------------------------------------------
    Net income                                                                $ 13,197           $9,411          $21,586
========================================================================================================================

4.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:


December 31,                                                                           2000                     1999
------------------------------------------------------------------------------------------------------------------------
Land                                                                               $ 15,153                 $ 15,184
Buildings                                                                            33,433                   33,047
Machinery and equipment                                                             152,964                  154,406
Furniture and fixtures                                                               13,122                   11,577
Construction in progress                                                              9,860                    3,370
------------------------------------------------------------------------------------------------------------------------
                                                                                    224,532                  217,584
Less accumulated depreciation                                                       116,427                  112,490
------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                  $108,105                 $105,094
========================================================================================================================


5.  OTHER ACCRUED LIABILITIES
Other accrued liabilities include accruals for insurance of $5,335 and $5,510 and various customer incentive programs of $13,427 and $14,510 at December 31, 2000 and 1999, respectively.

6.       INCOME TAXES
The provision (credit) for income taxes consists of the following:
--------------------------------------------------------------------------------

Year ended December 31,                                               2000                    1999                   1998
-----------------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                          $ 19,111                $ 21,062               $ 11,383
    Foreign                                                            (1,530)                 (2,498)                 3,330
    State and local                                                     2,436                   2,395                  1,403
-----------------------------------------------------------------------------------------------------------------------------
Total current tax provision                                            20,017                  20,959                 16,116
-----------------------------------------------------------------------------------------------------------------------------
Deferred:
    Federal                                                             3,963                   1,154                  5,874
    Foreign                                                             1,911                   3,530                 (7,049)
    State and local                                                      475                     (410)                   677
-----------------------------------------------------------------------------------------------------------------------------
Total deferred tax provision                                            6,349                   4,274                   (498)
-----------------------------------------------------------------------------------------------------------------------------
Total:
    Federal                                                            23,074                  22,216                 17,257
    Foreign                                                               381                   1,032                 (3,719)
    State and local                                                     2,911                   1,985                  2,080
-----------------------------------------------------------------------------------------------------------------------------
Total tax provision                                                  $ 26,366                $ 25,233               $ 15,618
=============================================================================================================================


The provision for income taxes was calculated based on the following components of earnings (loss) before income taxes:


Year ended December 31,                                              2000                    1999                   1998
-----------------------------------------------------------------------------------------------------------------------------
Domestic                                                           $ 71,482                $ 65,996                $52,091
Foreign                                                               1,750                   2,665                (11,030)
-----------------------------------------------------------------------------------------------------------------------------
Total earnings before tax                                          $ 73,232                $ 68,661                $41,061
=============================================================================================================================

A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

Year ended December 31,                                          2000                 1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal tax rate                                  35.00%               35.00%                35.00%
Increase (decrease) in rate due to:
    State and local income taxes, net of related
      federal taxes                                               2.60                 1.90                  3.30
    Amortization of goodwill                                      1.10                 1.20                  2.00
    Other                                                        (2.70)               (1.35)                (2.30)
-----------------------------------------------------------------------------------------------------------------------------
Consolidated effective tax rate                                  36.00%               36.75%                38.00%
=============================================================================================================================


Income taxes paid in cash (net of refunds received) amounted to $29,288, $13,849 and $17,078 for the years ended December 31, 2000, 1999 and 1998, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

December 31,                                                                      2000                       1999
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Property, plant and equipment                                                $ 16,623                   $ 20,055
    Inventories                                                                     5,050                      5,677
    Pension                                                                         7,265                      4,835
    Intangibles and other assets                                                   19,723                     14,508
-----------------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                     48,661                     45,075
Deferred tax assets:
    Accrued nonpension retirement benefits                                         18,657                     19,683
    Other accrued liabilities                                                       8,343                      9,814
    Receivables                                                                     2,158                        803
    Capacity realignment reserve                                                       --                      1,346
    Tax credits                                                                     5,920                      1,301
-----------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                          35,078                     32,947
-----------------------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                     $ 13,583                   $ 12,128
=============================================================================================================================

The net deferred tax liability is included in the consolidated balance sheets as follows:

December 31,                                                                         2000                       1999
-----------------------------------------------------------------------------------------------------------------------------
Noncurrent deferred taxes                                                        $ 19,413                   $ 18,392
Prepaid expenses                                                                   (5,830)                    (6,264)
-----------------------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                     $ 13,583                   $ 12,128
=============================================================================================================================

7.  PENSION PLANS AND NONPENSION RETIREMENT BENEFITS
The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.

The components of the benefit obligation, plan assets and funded status of the plans are as follows:

December 31,                                                                  2000                      1999
-----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation, beginning of year                                    $ 158,241                 $ 168,566
  Service cost                                                                 3,817                     3,825
  Interest cost                                                               12,261                    11,836
  Plan amendments                                                                 --                       544
  Actuarial (gain) loss                                                          196                   (14,735)
  Benefits paid                                                              (14,312)                  (11,795)
-----------------------------------------------------------------------------------------------------------------------------
  Benefit obligation, end of year                                          $ 160,203                 $ 158,241
=============================================================================================================================
Change in plan assets:
  Fair value of plan assets, beginning of year                             $ 246,404                 $ 219,435
  Actual return on plan assets                                                (9,444)                   38,764
  Benefits paid                                                              (14,312)                  (11,795)
-----------------------------------------------------------------------------------------------------------------------------
  Fair value of plan asset, end of year                                    $ 222,648                 $ 246,404
=============================================================================================================================
Funded status of plan                                                       $ 62,445                  $ 88,163
  Unrecognized net gain                                                      (46,207)                  (79,294)
  Unrecognized prior year service cost                                         5,400                     5,756
-----------------------------------------------------------------------------------------------------------------------------
  Prepaid pension benefit cost                                              $ 21,638                  $ 14,625
=============================================================================================================================

The actuarial present value of benefit obligations is based on a discount rate of 7.75% in 2000 and 1999 and 7.0% in 1998. The expected long-term rate of return on assets is 10.0% in 2000, 1999 and 1998. A salary growth rate of 5.0% was used in 2000 and 1999 and 4.5% in 1998. Future benefits are assumed to increase in a manner consistent with past experience. Plan assets primarily include marketable equity securities and government and corporate debt securities.

The components of the net pension expense are as follows:
--------------------------------------------------------------------------------

Year ended December 31,                                                2000               1999               1998
-----------------------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                    $  3,817           $   3,825          $   3,799
Interest cost on projected benefit obligation                         12,261              11,836             11,395
Expected return on plan assets                                       (21,245)            (19,248)           (17,256)
Prior service cost amortization                                            356                 348                166
Actuarial gain recognized                                              (2,202)                (685)                 --
-----------------------------------------------------------------------------------------------------------------------------
Net pension credit                                                  $ (7,013)          $  (3,924)         $  (1,896)
=============================================================================================================================

The Company also sponsors certain other employee retirement benefit plans which in the aggregate resulted in an expense of $2,373, $2,082 and $1,977 in 2000, 1999 and 1998, respectively.

The Company also provides certain retiree health care and life insurance benefits covering substantially all salaried and hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension retirement benefits of Company retirees who had retired as of June 18, 1993.

The components of the nonpension retirement benefit obligation and amounts accrued are as follows:
--------------------------------------------------------------------------------

December 31,                                                                  2000                      1999
-----------------------------------------------------------------------------------------------------------------------------
Change in accumulated postretirement benefit obligation:
  Benefit obligation, beginning of year                                      $20,321                   $17,471
  Currency gain                                                                 (116)                       --
  Service cost                                                                   439                       532
  Interest cost                                                                1,549                     1,475
  Plan amendments                                                                 --                     3,863
  Actuarial gain                                                                 207                    (1,869)
  Settlement of insurance contract                                              (289)                       --
  Benefits paid                                                               (1,256)                   (1,151)
-----------------------------------------------------------------------------------------------------------------------------
  Benefit obligation, end of year                                            $20,855                   $20,321
=============================================================================================================================
Funded status of plan                                                       $(20,855)                 $(20,321)
  Unrecognized actuarial gain                                                (15,531)                  (16,758)
  Unrecognized prior year service cost                                       (13,290)                  (15,462)
-----------------------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                                        $(49,676)                 $(52,541)
=============================================================================================================================

The provision for nonpension retirement benefit costs consists of the following:
--------------------------------------------------------------------------------

Year ended December 31,                                    2000            1999          1998
-----------------------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)        $   439         $   533        $   698
Amortization                                             (2,883)            933         (2,517)
Interest cost on nonpension retirement benefit
 obligation                                               1,549           1,475          1,485
-----------------------------------------------------------------------------------------------------------------------------
Net nonpension retirement benefit cost (credit)         $  (895)        $ 2,941        $  (334)
=============================================================================================================================

Assumed health care cost inflation is based on a gradual decrease to an ultimate rate of 5.0%. A one percent increase in these rates would have increased the nonpension retirement expense by $78 and the benefit obligation by $1,062. A one percent decrease in these rates would have decreased the net nonpension retirement expense by $88 and the benefit obligation by $1,205. The assumed discount rate used in determining the accumulated nonpension retirement benefit obligation was 7.75% for 2000 and 1999. The increase in 1999 in the accumulated postretirement benefit obligation related to coverage of additional employees for medical expense. The Company continues to fund these nonpension retirement benefit obligations as claims are incurred.

The Company also provides retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. Approximately $377, $400 and $443 was charged to expense for the years ended December 31, 2000, 1999 and 1998, respectively.


8.  LONG-TERM DEBT
The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks that provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380.0 million, maturing May 1, 2002. Swing Line borrowings are limited to $25.0 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were .125% and .225%, respectively, at December 31, 2000. The Company may also elect to borrow up to a maximum of $190.0 million under a Bid Rate loan alternative of the Facility at floating rates of interest. The Company had $151.4 and $170.0 million outstanding under the Facility at December 31, 2000 and 1999, respectively. The Facility also provides for the issuance of $38.0 million of letters of credit, with such usage applied against the $380.0 million limit. At December 31, 2000, the Company had $5.4 million in letters of credit outstanding under the Facility.

The Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 2000, was 6.67% for an average remaining period of
3.1 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 6.97% at December 31, 2000.

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

Annual maturities for all the Company's long-term debt through 2002 are as follows: 2001 - none; 2002 - $151.4 million.

At December 31, 2000, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. The fair market value for the Company's Rate Agreements at December 31, 2000 was $(1.2) million. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Rate Agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

The Company has guaranteed $20.0 million of Vitrocrisa Holdings' debt as of December 31, 2000.

Interest paid in cash amounted to $12,001, $12,297 and $12,392 for the years ended December 31, 2000, 1999 and 1998.

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

The Company has elected to follow APB No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) in accounting for employee stock options. The alternative fair value accounting provided for under FASB No. 123 "Accounting for Stock-Based Compensation" (Statement 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions by year:

Assumption                                                                2000             1999              1998
----------                                                                ----             ----              ----
Risk-free interest rates                                                    6.0%             6.0%              5.5%
Dividend yield                                                              0.9%             1.0%              0.8%
Volatility                                                                  .29              .29               .29

The weighted average fair value of options granted in 2000, 1999 and 1998 was $14.12, $12.22 and $15.22, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year ended December 31,                                                       2000              1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Net income:
      Reported                                                              $ 46,866          $ 43,428          $ 25,443
      Pro forma                                                             $ 45,625          $ 42,365          $ 24,435
Earnings per share:
  Basic
     Reported                                                                  $3.07            $ 2.69            $ 1.45
     Pro forma                                                                 $2.99            $ 2.62            $ 1.39
  Diluted
     Reported                                                                  $3.01            $ 2.64            $ 1.42
     Pro forma                                                                 $2.93            $ 2.57            $ 1.36
-----------------------------------------------------------------------------------------------------------------------------

Pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Stock option activity is as follows:
--------------------------------------------------------------------------------

                                                                             Weighted-Average         Price Range Per
                                               Number of Shares               Exercise Price               Share
-----------------------------------------------------------------------------------------------------------------------------
January 1, 1999
   Outstanding                                    1,383,346                        19.17                $13.00-$38.44
   Exercisable                                    1,112,447                        15.46
   Granted                                          164,450                        31.25
   Canceled                                             500                        38.44
   Exercised                                         40,183                        13.27
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1999
   Outstanding                                    1,507,113                        20.64                $13.00-$38.44
   Exercisable                                    1,196,708                        17.32
   Granted                                          175,750                        32.31
   Canceled                                           4,190                        30.02
   Exercised                                        110,349                        14.53
-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
   OUTSTANDING                                    1,568,324                        22.35                $13.00-$38.44
   EXERCISABLE                                    1,219,882                        19.25
-----------------------------------------------------------------------------------------------------------------------------

The following information is as of December 31, 2000:

                                                                                                         Options with an
                                                                               Options with an            exercise price
                                                                             exercise price of              greater than
                                                                              $13.00 per share          $13.00 per share
-----------------------------------------------------------------------------------------------------------------------------
Options outstanding                                                                    676,703                   891,621
       Weighted-average exercise price                                                  $13.00                    $29.45
       Remaining contractual life                                                         2.48                      7.00
Options exercisable                                                                    676,703                   543,179
       Weighted-average exercise price                                                  $13.00                    $27.03
-----------------------------------------------------------------------------------------------------------------------------


10.  SHAREHOLDERS' RIGHTS PLAN
The Company has a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. The Plan defines Existing Holder to mean Baron Capital Group, Inc. together with all of its Affiliates and Associates (including, without limitation, Ronald Baron, BAMCO, Inc., Baron Capital Management, Inc. and Baron Asset Fund). Under the Plan, the Company's Board of Directors would declare a distribution of one right for each outstanding common share of the Company. Each right will entitle shareholders to buy 1/100th of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $55 per right. The rights will not be exercisable until a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares or makes a tender offer for at least 20% (or in the case of an Existing Holder, 25%) of its common shares. Percentage increases resulting from share repurchases by the Company or inadvertence do not cause the rights to become exercisable. After the time that a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares, the holders of the rights may be permitted to exercise such rights to receive the Company's common shares having market value of twice the exercise price. The rights are redeemable at $0.001 per right at any time before the tenth day after a person has acquired 20% (or in the case of an Existing Holder, 25%) or more of the outstanding common shares. The redemption period may be extended under certain circumstances. If at any time after the rights become exercisable and not redeemed, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving party, the rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.

11.  OPERATING LEASES
Rental expense for all operating leases, primarily for warehouses, was $4,705, $5,299 and $5,684 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rentals under operating leases are as follows:
2001--$2,827; 2002--$2,255; 2003--$2,061; 2004--$1,680; 2005--$1,076; and 2006
and thereafter--$3,944.


12.  CAPACITY REALIGNMENT CHARGE
The Company recorded a capacity realignment charge of approximately $20.0 million in the fourth quarter of 1998, which included $10.0 million for severance and related employee costs, $7.6 million for write-off of fixed assets (primarily equipment) and $2.4 million for supply inventories, repair parts and other costs. The primary thrust of the plan was the closing of the Wallaceburg, Ontario, manufacturing and distribution facility, the realignment of its production and distribution activities to other facilities and the Company's Mexican joint venture partner and the exiting of the glass bottle business serviced out of Wallaceburg. The Wallaceburg facility ceased operations in May 1999.

An additional charge was recorded in the first quarter of 1999 of $2.2 million, which included $1.5 million for enhanced severance and related employee costs, $0.3 million for write-off of fixed assets (primarily equipment) and $0.4 million for write-off of supply inventories and other costs. During the fourth quarter of 1999, the Company assessed the capacity realignment reserve by activity and reduced it by approximately $1.2 million, primarily for a reduction of severance and related costs. This resulted in a net provision for 1999 of $1.0 million.

The reserve balance at January 1, 1999, of $19.9 million decreased to $3.7 million at December 31, 1999. Activity in the reserve in 1999 consisted of asset write-offs of $6.9 million, cash payments of $11.1 million, an increase for the $1.0 million provision discussed above and an increase of $0.8 million to the reserve as a result of foreign currency translation. The $3.7 million balance at December 31, 1999, related to $3.4 million for asset write-offs and $0.3 million for severance costs.

During 2000, the Company ceased operations at the remaining Wallaceburg warehouse. Activity in the reserve for 2000 consisted of asset write-offs of $1.1 million, cash payments of $0.9 million and a decrease of $0.1 million due to foreign currency translation. The $1.6 million remaining at December 31, 2000, is designated $1.4 million for the disposition of the Wallaceburg property and $0.2 million for related employee costs. The disposition of the property occurred in late March, 2001, with related employee payments made soon thereafter. The capacity realignment reserve is included in other accrued liabilities on the balance sheets at December 31, 2000 and 1999.

13.  INDUSTRY SEGMENT INFORMATION
Effective the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which superseded Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim and annual financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company's revenues from external customers are derived from tableware products. The Company does not have any customer who represents 10% or more of total sales. The Company's operations by geographic areas for 2000, 1999 and 1998 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

                                        United
                                        States                 Foreign             Eliminations           Consolidated
-----------------------------------------------------------------------------------------------------------------------------
2000
Net sales:
   Customers                           $389,990                $ 51,838                                      $441,828
   Intercompany                             740                                       $(740)                       --
-----------------------------------------------------------------------------------------------------------------------------
Total                                  $390,730                 $51,838               $(740)                 $441,828
-----------------------------------------------------------------------------------------------------------------------------

Long-lived assets                      $155,328                 $82,309                                      $237,637

1999
Net sales:
   Customers                           $404,355                 $56,237                                      $460,592
   Intercompany                          17,962                   4,040            $(22,002)                       --
-----------------------------------------------------------------------------------------------------------------------------
Total                                  $422,317                 $60,277            $(22,002)                 $460,592
-----------------------------------------------------------------------------------------------------------------------------

Long-lived assets                      $154,909                 $79,348                                      $234,257

1998
Net sales:
   Customers                           $378,420                 $58,102                                      $436,522
   Intercompany                          25,429                  12,853            $(38,282)                       --
-----------------------------------------------------------------------------------------------------------------------------
Total                                  $403,849                 $70,955            $(38,282)                 $436,522
-----------------------------------------------------------------------------------------------------------------------------

Long-lived assets                      $161,105                 $86,738                                      $247,843
-----------------------------------------------------------------------------------------------------------------------------

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the years ended December 31, 2000 and 1999:

2000

Dollars in thousands, except                    First Quarter     Second Quarter       Third Quarter       Fourth Quarter
per-share data
-----------------------------------------------------------------------------------------------------------------------------

Net sales                                         $96,761             $113,293             $108,089            $123,685
Freight billed to
customers                                             458                  529                  583                 704
Cost of sales                                      69,605               75,851               71,824              88,723
Gross profit                                       27,614               37,971               36,848              35,666
Earnings before interest and income
  taxes(1)                                         13,156               25,826               25,215              21,251
Net income(1)                                       6,402               14,339               14,297              11,828
-----------------------------------------------------------------------------------------------------------------------------
Net income per share
   Basic
                                                    $0.42                $0.94                $0.94               $0.78
   Diluted
                                                    $0.41                $0.92                $0.92               $0.76
-----------------------------------------------------------------------------------------------------------------------------

1999

Dollars in thousands, except                    First Quarter       Second Quarter        Third Quarter       Fourth Quarter
per-share data
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                         $95,280             $112,923             $112,017            $140,372
Freight billed to
customers                                             432                  528                  600               1,049
Cost of sales                                      71,776               73,222               75,408             103,836
Gross profit                                       23,936               40,229               37,209              37,585
Earnings before interest and income
  taxes(1)                                          9,474               24,947               24,983               21,758
Net income(1)                                       3,983               13,639               13,888               11,918
-----------------------------------------------------------------------------------------------------------------------------
Net income per share
   Basic
                                                    $0.24                $0.84                $0.85                $0.76
   Diluted
                                                    $0.24                $0.82                $0.84                $0.74
-----------------------------------------------------------------------------------------------------------------------------

--------------
       (1) In the first quarter of 1999, the Company recorded a capacity realignment charge of $2.2 million pre-tax and $1.4 million after-tax. In the fourth quarter of 1999, the Company recorded a capacity realignment credit of $1.2 million pre-tax and $0.8 million after-tax.

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

PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                                        Page
Report of Independent Auditors                                                           21

Consolidated Balance Sheets at December 31, 2000 and 1999                                22

For the years ended December 31, 2000, 1999 and 1998:

       Consolidated Statements of Income                                                 24
       Consolidated Statements of Shareholders' Equity                                   25
       Consolidated Statements of Cash Flows                                             26

Notes to Consolidated Financial Statements                                               27

Selected Quarterly Financial Data                                                        43


Financial statement schedule for the years ended December 31, 2000, 1999 and 1998:

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


b)   no forms 8-K were filed during the fourth quarter.

Vitrocrisa, S. de R. L. de C.V. Financial Statements as of
       December 31, 2000 and 1999 and for the years
       ended December 31, 2000, 1999 and 1998 and
       Independent Auditors' Report are filed as a part of this
       Annual Report pursuant to Rule 3.09 of Regulation S-X                 S-2




                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LIBBEY INC.


                                             by:    /s/   Kenneth G. Wilkes
                                                --------------------------------
                                             Kenneth G. Wilkes
                                             Vice President and Chief Financial
                                             Officer
Date:    March 30, 2001

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Libbey Inc. and in the capacities and on the dates indicated.

SIGNATURE                                                  TITLE
---------                                                  -----
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

Terence P. Stewart                                        Director

Carol B. Moerdyk                                          Director

Richard I. Reynolds                                       Director, Executive Vice President,
                                                          Chief Operating Officer

John F. Meier                                             Chairman of the Board of Directors,
                                                          Chief Executive Officer





                                                   By:    /s/  Kenneth G. Wilkes
                                                          ----------------------
                                                           Kenneth G. Wilkes
                                                           Attorney-In-Fact
/s/  Kenneth G. Wilkes
----------------------
Kenneth G. Wilkes
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:    March 30, 2001

          INDEX TO FINANCIAL STATEMENT SCHEDULE AND SEPARATE FINANCIAL
                             STATEMENTS OF AFFILIATE


                                                                           Page
                                                                           ----
Financial Statement Schedule of Libbey Inc. for the years ended
     December 31, 2000, 1999, and 1998 for Schedule II Valuation
     and Qualifying Accounts (Consolidated)                                 S-1



Vitrocrisa, S. de R. L. de C.V. Financial Statements as of December 31,
       2000 and 1999 and for the years ended December 31, 2000,
       1999 and 1998 and Independent Auditors' Report                       S-2

                                   LIBBEY INC.
                     SCHEDULE II -- VALUATION AND QUALIFYING
                            ACCOUNTS (Consolidated)
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                           Additions
                                            Charged
                            Balance at   (Credited) to
                            Beginning      Costs and      Other    Deductions  Balance at
                             Of Year       Expenses     (Note 1)    (Note 2)   End of Year
                            ----------   -------------  --------   ----------  -----------
Allowances for Losses and
Discounts on Receivables:

       2000                  $3,869         $3,631        $ 293      $1,005      $6,788
                             ======         ======        =====      ======      ======

       1999                  $3,636         $1,648        $  79      $1,494      $3,869
                             ======         ======        =====      ======      ======

       1998                  $3,103         $1,212        $ 132      $  811      $3,636
                             ======         ======        =====      ======      ======

(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

               VITROCRISA, S. de R.L. de C.V.

               Financial Statements (US GAAP) for the Years Ended
               December 31, 2000, 1999 and 1998 and Independent
               Auditors' Report

                         [DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Partners of
Vitrocrisa, S. de R.L.  de C.V.
Monterrey, N.L.


                                         (Amounts in thousands of Mexican pesos)

We have audited the accompanying balance sheets of Vitrocrisa, S. de R.L. de C.V. (the "Company") as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity and changes in financial position for each of the three years in the period ended December 31, 2000, all expressed in thousands of constant Mexican pesos as of December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and that they are prepared in accordance with accounting principles generally accepted in Mexico. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Effective January 1, 2000 the Company applied the provisions of the new Bulletin D-4, "Accounting Treatment of Income Tax, Tax on Assets and Workers' Profit Sharing". The cumulative effect at that date was an increase in long-term liabilities of Ps. 235,193, a decrease in total assets of Ps. 134,416 and a decrease directly to partners' equity of Ps. 369,609. The effect on the year ended December 31, 2000 was a decrease in net income of Ps.58,239, an increase directly to partners' equity of Ps. 8,651 and an increase in long-term liabilities of Ps. 49,588 (see note 2 e).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitrocrisa, S. de R.L. de C.V. as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' equity and changes in its financial position for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in Mexico.

Accounting principles generally accepted in Mexico differ in certain significant respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of net income for each of the three years in the period ended December 31, 2000, and the determination of partners' equity at December 31, 2000 and 1999 to the extent summarized in note 13.

The accompanying financial statements and the independent auditors' report have been translated into English language for the convenience of readers.


/s/ Deloitte & Touche
San Pedro Garza Garcia, N.L.
Mexico
February 15, 2001

VITROCRISA, S. DE R.L. DE C.V.

BALANCE SHEETS
(Thousands of constant Mexican pesos as of December 31, 2000)
--------------------------------------------------------------------------------

                                                                           DECEMBER 31,

ASSETS                                                                 2000            1999
    Cash and cash equivalents                                        Ps. 31,336    Ps.    1,523
    Trade receivables, net of allowance for doubtful accounts of
      Ps. 25,630 and Ps. 22,148 at December 31, 2000 and 1999,
        respectively (note 11)                                          261,860         294,366
    Notes receivable from affiliates (note 11)                           81,349          33,245
    Refundable income taxes and value added tax                                          52,593
    Other receivables (note 11)                                          52,168          47,429
    Inventories (note 3)                                                303,453         232,989
                                                                  -------------    ------------
           Current assets                                               730,166         662,145

    Prepaid rent (note 12)                                                               98,096
    Investment in shares                                                  9,310          10,145
    Deferred income tax and profit sharing to workers (note 9 b)                        172,820
    Land and buildings (note 4)                                         415,913         421,875
    Machinery and equipment (note 4)                                    847,295         876,843
    Construction in progress                                             11,585          37,994
    Intangible seniority premium and pension asset                       90,286          99,704
    Other assets                                                          6,971           4,195
                                                                  -------------    ------------
           Total assets                                           Ps. 2,209,622    Ps.2,285,721
                                                                  =============    ============
LIABILITIES
    Short-term debt                                                                  Ps. 82,797
    Current portion of long-term debt                                 Ps 78,350          13,688
    Trade payables                                                      233,963         198,829
    Notes payable to affiliates (note 11)                                47,809         231,935
    Accounts payable to affiliates (note 11)                             31,721          26,838
    Accrued expenses                                                     59,508          70,518
    Other current liabilities                                            23,764          25,156
                                                                  -------------    ------------
                                                                        475,115         649,761
                                                                  -------------    ------------
           Current liabilities

    Long-term debt (note 5)                                             812,714         821,080
    Seniority premium and pension plans (note 6)                        182,734         175,229
    Deferred income tax and profit sharing to workers (note 9 b)        247,718
                                                                  -------------    ------------
           Long-term liabilities                                      1,243,166         996,309
                                                                  -------------    ------------
           Total liabilities                                          1,718,281       1,646,070
                                                                  -------------    ------------

    Commitments (note 12)

PARTNERS' EQUITY
    Contributed capital                                               2,974,629       2,916,338
    Paid-in capital                                                      98,556          98,556
    Shortfall in restatement of capital                              (2,817,572)     (2,810,301)
    Cumulative effect of deferred taxes                                (369,609)
    Minimum pension liability adjustment                                (33,114)        (27,646)
    Retained earnings                                                   462,704          65,755
    Net income for the year                                             175,747         396,949
                                                                  -------------    ------------
           Partners' equity (note 8)                                    491,341         639,651
                                                                  -------------    ------------
           Total liabilities and partners' equity                  Ps.2,209,622    Ps.2,285,721
                                                                  =============    ============

The accompanying notes are an integral part of these financial statements.

                              ING. SALVADOR MINARRO
                             Administrative Director

VITROCRISA, S. DE R.L. DE C.V.

STATEMENTS OF INCOME
(Thousands of constant Mexican pesos as of December 31, 2000)
--------------------------------------------------------------------------------

                                                                               YEAR ENDED DECEMBER 31,

                                                                     2000               1999               1998

 Net sales (note 11)                                             Ps. 2,114,997      Ps. 2,035,076       Ps. 2,056,647
 Cost of sales (note 11)                                             1,553,276          1,415,901           1,384,563
 General, administrative and selling
  expenses (note 11)                                                   211,656            214,665             220,133
                                                                 -------------      -------------       -------------
           Operating income                                            350,065            404,510             451,951
                                                                 -------------      -------------       -------------
Interest expense (note 11)                                             135,876            129,293             159,760
Interest income                                                        (27,409)            (7,455)             (5,566)
Exchange loss (gain), net                                                8,475            (48,422)            256,937
Gain from monetary position                                            (81,773)          (136,921)           (215,262)
                                                                 -------------      -------------       -------------
           Total financing cost  (benefit), net                          35,169          (63,505)             195,869
                                                                 -------------      -------------       -------------
           Income after financing                                      314,896            468,015             256,082

Other (expense) income, net                                             (3,053)          (27,041)                 603
                                                                 -------------      -------------       -------------
           Income before income tax, profit sharing to
               workers and extraordinary item                          311,843            440,974             256,685

Income and asset tax (note 9)                                          118,018            119,079              76,103
Profit sharing to workers (note 9)                                      18,078             10,179              11,592
                                                                 -------------      -------------       -------------
           Income before extraordinary item                            175,747            311,716             168,990

 Extraordinary item (note 10)                                                              85,233              80,889
                                                                 -------------      -------------       -------------
           Net income                                              Ps. 175,747        Ps. 396,949         Ps. 249,879
                                                                 =============      =============       =============

The accompanying notes are an integral part of these financial statements.

VITROCRISA, S. DE R.L. DE C.V.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (NOTE 8)
(Thousands of constant Mexican pesos as of December 31, 2000, except per share amounts)
--------------------------------------------------------------------------------

                                                                                                    CUMULATIVE       MINIMUM
                                                                                 SHORTFALL IN        EFFECT OF       PENSION
                                                   CONTRIBUTED      PAID-IN     RESTATEMENT OF       DEFERRED       LIABILITY
                                                     CAPITAL        CAPITAL        CAPITAL            TAXES         ADJUSTMENT

Balance at December 31, 1997                       Ps. 2,916,338    Ps. 98,556  Ps. (2,686,387)
     Appropriation of net loss from prior year
     Dividends (Ps. 344.07 per share)
     Loss from holding non-monetary assets                                             (38,915)
     Minimum pension liability adjustment                                                                          Ps. (26,823)
     Net income
                                                   -------------    ----------  --------------     ------------    -----------
Balance at December 31, 1998                           2,916,338        98,556      (2,725,302)                        (26,823)
     Appropriation of net income from prior year
     Dividends (Ps. 205.86 per share)
     Loss from holding non-monetary assets                                             (84,999)
     Minimum pension liability adjustment                                                                                 (823)
     Net income
                                                   -------------    ----------  --------------     ------------    -----------
Balance at December 31, 1999                           2,916,338        98,556      (2,810,301)                        (27,646)
     Appropriation of net income from prior year
     Increase in contributed capital                      58,291
     Loss from holding non-monetary assets                                             (14,003)
     Deferred taxes                                                                      6,732                           1,919
     Cumulative effect of deferred  taxes                                                          Ps. (369,609)
     Minimum pension liability adjustment                                                                               (7,387)
     Net income
                                                   -------------    ----------  --------------     ------------    -----------
Balance at December 31, 2000                       Ps. 2,974,629    Ps. 98,556  Ps. (2,817,572)    Ps. (369,609)   Ps. (33,114)
                                                   =============    ==========  ==============     ============    ===========



                                                     RETAINED         NET            PARTNERS'
                                                     EARNINGS        INCOME           EQUITY

Balance at December 31, 1997                                       Ps. 415,084      Ps. 743,591
     Appropriation of net loss from prior year       Ps. 415,084        (415,084)
     Dividends (Ps. 344.07 per share)                   (374,902)                      (374,902)
     Loss from holding non-monetary assets                                              (38,915)
     Minimum pension liability adjustment                                               (26,823)
     Net income                                                          249,879        249,879
                                                     -----------     -----------    -----------
Balance at December 31, 1998                              40,182         249,879        552,830
     Appropriation of net income from prior year         249,879        (249,879)
     Dividends (Ps. 205.86 per share)                   (224,306)                      (224,306)
     Loss from holding non-monetary assets                                              (84,999)
     Minimum pension liability adjustment                                                  (823)
     Net income                                                          396,949        396,949
                                                     -----------     -----------    -----------
Balance at December 31, 1999                              65,755         396,949        639,651
     Appropriation of net income from prior year         396,949        (396,949)
     Increase in contributed capital                                                     58,291
     Loss from holding non-monetary assets                                              (14,003)
     Deferred taxes                                                                       8,651
     Cumulative effect of deferred  taxes                                              (369,609)
     Minimum pension liability adjustment                                                (7,387)
     Net income                                                          175,747        175,747
                                                     -----------     -----------    -----------
Balance at December 31, 2000                         Ps. 462,704     Ps. 175,747    Ps. 491,341
                                                     ===========     ===========    ===========

The accompanying notes are an integral part of these financial statements.

VITROCRISA, S. DE R.L. DE C.V.

STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Thousands of constant Mexican pesos
as of December 31, 2000)
--------------------------------------------------------------------------------

                                                                                 YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES:                                                      2000            1999             1998
    Net income                                                          Ps.175,747     Ps.  396,949      Ps.  249,879
    Add (deduct) non-cash items:
        Depreciation and amortization                                      155,080          133,633           127,615
        Provision for seniority premium and pension plans                    9,536           13,003            11,613
        (Gain) loss from sale of fixed assets                               (1,055)             552           (14,533)
        Deferred income tax and profit sharing to workers                   59,581           (8,397)           (7,512)
                                                                        ----------     ------------      ------------
                                                                           398,889          535,740           367,062
    Increase in trade payables                                              35,134           24,024            18,839
    (Increase) decrease in trade receivables                                32,506           (6,260)           44,589
    Increase in inventories                                                (62,564)         (11,962)          (61,864)
    Other operating assets and liabilities                                 (57,761)         (91,465)           41,792
                                                                        ----------     ------------      ------------
           Resources generated from operations                             346,204          450,077           410,418
                                                                        ----------     ------------      ------------
FINANCING ACTIVITIES:

    Short-term debt                                                        601,080           13,318           100,767
    Notes receivable from affiliates                                       (58,216)         (33,245)
    Notes payable to affiliates                                           (166,937)         136,277           (65,501)
    Long-term debt                                                         347,319          440,205           858,231
    Monetary effect on liabilities with financing cost                     (85,189)        (158,825)         (231,011)
    Payment of short-term debt                                            (599,121)
    Payment of long-term debt                                             (297,668)        (573,552)         (414,759)
    Dividends paid                                                                         (224,305)         (498,102)
    Contributed capital                                                     58,291
                                                                        ----------     ------------      ------------
           Resources used in financing activities                         (200,441)        (400,127)         (250,375)
                                                                        ----------     ------------      ------------
INVESTMENT ACTIVITIES:

    Investment in shares                                                                                          (17)
    Sales of fixed assets                                                    1,403              790            22,226
    Investment in land, buildings, machinery and equipment                (112,989)         (65,924)         (179,165)
    Other                                                                   (4,364)          (1,141)           (2,714)
                                                                        ----------     ------------      ------------
           Resources used in investment activities                        (115,950)         (66,275)         (159,670)
                                                                        ----------     ------------      ------------
           Net (decrease) increase in cash and cash equivalents             29,813          (16,325)              373

Cash and cash equivalents at beginning of year                               1,523           17,848            17,474
                                                                        ----------     ------------      ------------
Cash and cash equivalents at end of year                                Ps. 31,336     Ps.    1,523      Ps.   17,847
                                                                        ==========     ============      ============

The accompanying notes are an integral part of these financial statements.

VITROCRISA, S. DE R.L. DE C.V.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Thousands of constant Mexican pesos as of December 31, 2000)
--------------------------------------------------------------------------------

1.       ACTIVITIES OF THE COMPANY:

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

                  - Inventories and cost of sales

                    Inventories are valued at the price of the last purchase made during the period, or at standard cost, without exceeding the net realizable value. Cost of sales is determined by using the standard cost at the time of sale.

                  - Land, buildings, machinery and equipment

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

                    Depreciation is calculated using the straight-line method, taking into consideration the useful life of the asset, in order to depreciate the original cost and the revaluation. The depreciation begins in the month in which the asset comes into service. The useful lives of the assets are as follows:

                                                                         YEARS
                    Buildings                                              25
                    Machinery and equipment                              3 to 11

                - Investment in shares


                  The investment in shares in which the Company holds less than 10% of the capital stock, are accounted for at their acquisition cost.

                - Shortfall in restatement of capital

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

                - Restatement of contributed capital and retained earnings

                  Contributed capital and retained earnings are restated using the INPC from the respective dates such capital was contributed or income generated to the date of the most recent balance sheet presented.

                - Exchange fluctuations

                  Exchange gains or losses included in the (benefit) cost of financing are calculated by translating monetary assets and liabilities denominated in foreign currencies at the exchange rate in effect at the end of each month.

                - Gain (loss) from monetary position

                  The monetary position reflects the result of holding monetary assets and liabilities during periods of inflation. Values stated in current monetary units experience a decrease in purchasing power as time goes by. This means that losses are incurred by holding monetary assets over time, whereas gains are realized by maintaining monetary liabilities. The net effect is presented in the statement of income for the year as part of the total financing cost (benefit).

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

         e)     Income tax

                Effective January 1, 2000, the Company applied the provisions of the new Bulletin D-4 "Accounting Treatment of Income Tax, Tax on Assets and Workers' Profit Sharing", issued by the IMCP. As required by this new bulletin, deferred income taxes are provided for differences between the book and tax value of assets and liabilities and deferred workers' profit sharing for temporary differences between the financial and adjusted tax income, that are expected to reverse in the future. Additionally, the tax on assets paid is recognized as an asset. Until 1999, deferred taxes were provided only for identifiable, non-recurring timing differences that were expected to reverse over a definite period of time, and the tax on assets paid was recognized in the income statement.

                The cumulative effect at January 1, 2000 was an increase in long-term liabilities of Ps. 235,193, a decrease in total assets of Ps. 134,416 and a decrease directly to partners' equity of Ps. 369,609. The effect on the year ended December 31, 2000 was a decrease in net income of Ps.58,239, an increase directly to partners' equity of Ps. 8,651 and an increase in long-term liabilities of Ps. 49,588.

         f) Reclassification of selling, general and administrative expenses to cost of goods sold


                In order to improve comparative analysis with other companies, to reflect ongoing changes in Company's management of production facilities, and to facilitate the control of such expenses, a change in classification of certain costs and expenses is reflected in the 1999 results. Expenses related to the production of goods have been reclassified, from selling, general and administrative expenses to cost of goods sold. Those expenses include, among others, supervisors' salaries, packing materials, certain freight expenses, and warehousing costs. For comparison purposes, historical figures for the year 1998 have been reclassified in the amount of Ps. 135,505. Additionally, as a result of the reclassification, Ps. 15,123 were capitalized in ending inventory at December 31, 1999 and operating income for the year then ended was increased by the same amount.

         g)     Use of estimates


                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of these financial statements and its disclosures. Actual results could differ from those estimated.

3.       INVENTORIES:

         The breakdown is summarized as follows:

                                                            DECEMBER 31,
                                                      2000               1999
       Finished products                         Ps.  269,660       Ps.  188,284
       Raw materials                                    8,072              8,093
       Packaging materials                             15,478             11,750
                                                 ------------       ------------
                                                      293,210            208,127
       Spare parts
                                                        3,059              3,722
       Refractory                                       7,184             21,140
                                                 ------------       ------------
                                                 Ps.  303,453       Ps.  232,989
                                                 ============       ============

4.       LAND, BUILDINGS, MACHINERY AND EQUIPMENT:

         Land, buildings, machinery and equipment are summarized as follows:

                                                        DECEMBER 31,
                                                   2000              1999
       Land                                      Ps. 149,032     Ps.  148,828
       Buildings                                     569,779          566,744
       Accumulated depreciation                     (302,898)        (293,697)
                                                 -----------     ------------
                                                 Ps. 415,913     Ps.  421,875
                                                 ===========     ============
       Machinery and equipment                     2,754,665        2,765,032
       Accumulated depreciation                   (1,907,370)      (1,888,189)
                                                 -----------     ------------
                                                 Ps. 847,295     Ps.  876,843
                                                 ===========     ============

         As discussed in note 2a), machinery and equipment purchased in a foreign country, in the amount of Ps. 501,419, was restated using the index of inflation of the country of origin and translated into Mexican pesos using the corresponding exchange rate at December 31, 2000.

5.       LONG TERM DEBT:

         Long-term debt consists of the following, net of its respective current maturities:

                                                                                                 DECEMBER 31,
                                                                                           2000               1999
       Unsecured loan in U.S. dollars, semiannual interest based on LIBOR plus
         1.55 points, principal payable in 2004.                                        Ps.  288,294      Ps.  310,490

       Unsecured loan in U.S. dollars, semiannual interest based on LIBOR plus
         2.5 points, principal payable in several installments through 2005.                 221,990           434,685

      Unsecured loan in U.S. dollars, semiannual interest based on LIBOR plus 1.65
         points, principal payable in 2004.                                                  192,196

      Unsecured loan guaranteed by Vitro in Mexican pesos, interest based on
         Investments Units (UDIS) plus 8.75 points, payable monthly, principal
         payable in several installments through 2006.                                        62,185            75,905

      Unsecured notes payable to affiliates in U.S. dollars, semiannual interest
         based on LIBOR plus 1.65 points, principal payable in 2004.                          48,049
                                                                                        ------------      ------------
                                                                                        Ps.  812,714      Ps.  821,080
                                                                                        ============      ============

         Maturity of long-term debt is as follows:

                                                       DECEMBER 31,
                     YEAR                                  2000
                     2002                              Ps.  78,350
                     2003                                  193,667
                     2004                                  491,570
                     2005                                   46,637
                     2006                                    2,490
                                                       -----------
                                                       Ps. 812,714
                                                       ===========

         Certain of the Company's long-term debt agreements contain restrictions and covenants that require the maintenance of various financial ratios. The Company has complied with the restrictions and covenants during 2000.

6.       SENIORITY PREMIUM AND PENSION PLANS:

         The disclosures relating to the Company's seniority premium and pension plans required by Bulletin D-3, issued by IMCP, together with certain actuarial assumptions utilized are presented below as of December 31, 2000 and 1999.

                                                                          DECEMBER 31,
                                                                    2000               1999
       Accumulated benefit obligation                            Ps. 182,734        Ps. 175,229
                                                                 -----------        -----------
       Projected benefit obligation                                  193,446            180,165
       Unrecognized transition obligation                             69,710             80,599
       Changes in assumptions and adjustments from experience         43,781             30,598
       Unrecognized net loss                                          20,620             21,089
                                                                 -----------        -----------
       Projected net liability                                        59,335             47,879
                                                                 -----------        -----------
       Additional minimum liability                                  123,399            127,350
       Net periodic cost (Ps. 26,011 in 1998)                         29,800             28,452

       Assumptions:
           Discount rate                                                  5%                 5%
           Compensation increase                                          1%                 1%

7.       FOREIGN CURRENCY BALANCES AND OPERATIONS:

         a) Assets and liabilities denominated in foreign currency consist of the following at December 31, 2000:

                                                THOUSANDS OF
                                                U.S. DOLLARS      MEXICAN PESOS
            Monetary assets                      $    4,009        Ps. 38,529
            Fixed assets                             52,178           501,419
            Monetary liabilities-short term          20,577           197,737
            Inventories                               2,122            20,394
            Monetary liabilities-long term           78,100           750,529

         b)       Foreign operations during 2000 were as follows:

                                                THOUSANDS OF       MEXICAN PESOS
                                                U.S. DOLLARS
          Exports                                $  71,946          Ps. 680,670
          Imports                                   29,095              275,447
          Interest expense, net                      8,971               85,025

         c) The exchange rates used for purposes of these financial statements were Ps 9.6098 per one U.S. dollar at December 31, 2000 and Ps 9.4986 per one U.S. dollar at December 31, 1999. On February 15, 2001, date of issuance of these financial statements, the exchange rate was Ps. 9.6763 per one U.S. dollar.

8.       PARTNERS' EQUITY:

         a) At the partners' meeting held on March 20, 2000, the variable portion of the contributed capital was increased by Ps. 55,000 (Thousands of nominal pesos).

         b) At the stockholders' meeting held on September 27, 1999 it was agreed to change the corporate name from Vitrocrisa, S.A. de C.V. to Vitrocrisa, S. de R.L. de C.V.

         c)       Contributed capital is analyzed as follows:

                                      CLASS I                    CLASS II
                                   FIXED CAPITAL             VARIABLE CAPITAL

                                NUMBER OF   PERCENTAGE    NUMBER OF    PERCENTAGE
               SERIES            SHARES     OF SHARES      SHARES      OF SHARES     TOTAL
            A                                                  1         0.0038%     0.0038%
            B                                                  1         0.0036%     0.0036%
            C (limited vote)          1       2.70%            1        97.2926%    99.9926%
                                -------      -----         -----        -------    --------
                                      1       2.70%            3        97.3000%   100.0000%
                                =======      =====         =====        =======    ========

         d) At the stockholders' meeting held on April 30, 1999 it was agreed to declare dividends in the amount of Ps. 193,970 (thousands of nominal pesos).

         e) At the stockholders' meeting held on August 31, 1998 it was agreed to declare dividends in the amount of Ps. 271,658 (thousands of nominal pesos).

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

9.       INCOME TAX AND WORKERS' PROFIT SHARING

         a) The income tax and workers' profit sharing included in the Company's result are (the 2000 amounts are not comparable with the amounts of 1999 and 1998, see note 2 e):

                                                                                   YEAR ENDED DECEMBER 31,
           Income tax:                                                   2000               1999               1998
           Tax benefit that results from the utilization of tax
               loss carry forwards and asset tax                                         Ps.  85,233        Ps.  80,889
           Current                                                     Ps. 63,483             41,640
           Deferred                                                        54,535             (7,794)          (10,261)
                                                                      -----------       ------------        -----------
                                                                          118,018            119,079             70,628
           Asset tax                                                                                              5,475
                                                                      -----------       ------------        -----------
                                                                      Ps. 118,018         Ps.119,079        Ps.  76,103
                                                                      ===========       ============        ===========

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        2000               1999               1998
           Workers' profit sharing:

           Current                                                     Ps. 16,848       Ps.   15,885        Ps.  14,832
           Deferred                                                         1,230             (5,706)            (3,240)
                                                                      -----------       ------------        -----------
                                                                        Ps 18,078          Ps 10,179        Ps.  11,592
                                                                      ===========       ============        ===========

         b) The principal amounts of deferred taxes and workers' profit sharing on the balance sheets are (the 2000 amounts are not comparable with the amounts of 1999 see note 2 e):

                                                           DECEMBER 31,

                                                       2000            1999
            Deferred income tax:
            Reserves                                Ps.  51,212      Ps. 39,938
            Inventories                                 (14,699)         94,477
            Seniority premium and pension plans          29,910
            Fixed assets                               (302,407)
            Prepaid expenses                            (47,253)
            Other                                          (722)
                                                    -----------      ----------
                                                       (283,959)        134,415
                                                    -----------      ----------
            Workers' profit sharing:

            Reserves                                     10,472          11,411
            Inventories                                  25,769          26,994
                                                    -----------      ----------
                                                         36,241          38,405
                                                    -----------      ----------
                                                    Ps.(247,718)     Ps.172,820
                                                    ===========      ==========

         c) The reconciliation between the Company's effective income tax rate and the statutory income tax rate is as follows (the 2000 amounts are not comparable with the amounts of 1999 and 1998, see note 2e):

                                                           YEAR ENDED DECEMBER 31,
                                                       2000         1999          1998
          Effective income tax rate                   37.84%       27.00%        29.65%
          Add (deduct):
            Purchase deductions                                     1.72          7.72
            Difference between tax and financial
                accounting for depreciation                          .11           .31
            Difference between tax and financial
                accounting for  monetary gain         (0.64)        3.42          3.89
            Provisions                                               .37         (8.20)
            Other                                     (2.20)        2.38           .63
                                                      -----        -----         -----
          Statutory income tax rate                   35.00%       35.00%        34.00%
                                                      =====        =====         =====

         d) Effective January 1, 1999, the Mexican income tax law was changed in several respects. In addition to the changes described in note 8 f), the overall tax rate increased from 34% to 35%; however, in 1999 income taxes are currently payable based on a 32% rate and the remaining 3% will be paid when such amounts are paid out as dividends. The 32% rate decreased to 30% effective January 1, 2000 and the remaining 5% will be paid when such amounts are paid out as dividends. Taxpayers have the option to pay 35% currently rather than deferring a remainder until dividends are paid.

10.      EXTRAORDINARY ITEM:

         The extraordinary items in 1999 and 1998 are the tax benefits that resulted from the utilization of tax loss carry forwards and recovery of asset tax paid in previous years.

11.      BALANCES AND TRANSACTIONS WITH AFFILIATED COMPANIES:

         The principal balances and transactions with affiliated companies not shown separately in the financial statements are as follows:

                                                   AS OF AND FOR THE YEAR ENDED
                                                            DECEMBER 31,

                                              2000            1999            1998
        Cash equivalents                                                     Ps.  421
        Trade receivables                   Ps. 4,753        Ps. 4,529          7,310
        Other receivables                       4,632           35,221
        Unsecured long-term loan payable                                       88,982
        Net sales                             379,731          344,775        295,856
        Other income                            3,520            4,540          3,163
        Purchases of inventory                 37,099           33,910         15,928
        Operating expenses                     35,545           38,185         47,914
        Interest expense                       (2,915)          12,267        113,139

        The balances of cash equivalents and unsecured long-term loan payable in 1998, disclosed above result from deposits and loan transactions with subsidiaries of Grupo Financiero Serfin, S.A. (GFS), a Mexican financial group, in which Vitro held an equity interest. Interest expense relates to loan transactions with Vitro's subsidiaries and GFS in 1998. Net sales disclosed above were primarily to Crisa Corporation, a U.S. corporation owned 100% by Vitro, and to Crisa Industrial L.L.C., a U.S. Corporation owned 51% by Vitro and 49% by Libbey, for purposes of facilitating export sales. Notes receivables (payable) from (to) affiliates are interest-bearing loans with market interest rates. Trade receivables, other receivables, other income, purchases of inventory, operating expenses, and accounts payable to affiliates, all consist of transactions with subsidiaries of Vitro and are of a normal and recurring nature.

12.     COMMITMENTS

        The Company leases warehouses under no cancelable operating lease agreements. Under those agreements the Company might sub-lease such premises. As of December 31, 2000, future minimum lease payments are as follows:

               YEAR                                       AMOUNT
               2001                                    Ps.  24,849
               2002                                         24,849
               2003                                         24,270
               2004                                         14,414
                                                       -----------
                                                       Ps.  88,382
                                                       ===========

         Additionally to these payments, the Company prepaid Ps. 163,091 during 2000 to freeze future increases by inflation or other factors. The amortizations are as follows:

               YEAR                                       AMOUNT
               2001                                    Ps.  36,914
               2002                                         36,914
               2003                                         35,123
               2004                                         26,059
                                                       -----------
                                                       Ps. 135,010
                                                       ===========

         Rental expense for the years 2000, 1999 and 1998 were Ps. 39,939, Ps. 44,179 and Ps. 29,217, respectively.

13.      DIFFERENCES BETWEEN MEXICAN AND UNITED STATES ACCOUNTING PRINCIPLES:

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

         The principal differences between Mexican GAAP and U.S. GAAP and their effects on net income and partners' equity are presented below with an explanation of the adjustments:

         Reconciliation of net income:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          2000             1999             1998
       Net income under Mexican GAAP                                    Ps.175,747      Ps.  396,949      Ps.249,879
       U.S. GAAP adjustments for:
         Effects of inflationary accounting                                 15,134           (86,917)       (149,792)
         Deferred income taxes                                              (1,885)          (86,121)        (51,258)
         Deferred workers' profit sharing                                  (15,461)          (26,740)          4,732
                                                                        ----------      ------------      ----------
       Net income under U.S. GAAP                                       Ps.173,535      Ps.  197,171      Ps. 53,561
                                                                        ==========      ============      ==========

        Reconciliation of partners' equity:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         2000             1999              1998
       Total partners' equity reported under Mexican GAAP            Ps.  491,341       Ps. 639,651      Ps. 552,830
       U.S. GAAP adjustments for:
         Effects of inflationary accounting                              (979,019)       (1,026,498)      (1,052,966)
         Cumulative effect of deferred income tax                         339,216
         Deferred tax on minimum pension liability adjustment              10,062
         Deferred workers' profit sharing on minimum pension
             liability adjustment                                           2,875
         Deferred income taxes                                              8,389            10,274           96,395
         Deferred workers' profit sharing                                  (7,732)            7,729           34,469
                                                                      -----------       -----------      -----------
       Partners' equity (deficiency in assets) under U.S. GAAP        Ps.(134,868)      Ps.(368,844)     Ps.(369,272)
                                                                      ===========       ===========      ===========

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

         b)       Deferred income tax:

                  The Company applies the provisions of the new Bulletin D-4 "Accounting Treatment of Income Tax, Tax on Assets and Workers' Profit Sharing", issued by the IMCP. As required by this new bulletin, deferred income taxes are provided for differences between the book and tax value of assets and liabilities and deferred workers' profit sharing for temporary differences between the financial and adjusted tax income that are expected to reverse in the future. Additionally, the tax on assets paid is recognized as an asset. Until 1999, deferred taxes were provided only for identifiable, non-recurring timing differences that were expected to reverse over a definite period of time, and the tax on assets paid was recognized in the income statement. For U.S. GAAP purposes, the Company has applied Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

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

                  The significant components of the deferred tax assets for purposes of U.S. GAAP reconciliation are as follows:

                                                                    DECEMBER 31,

                                                     2000              1999              1998
             Reserves                              Ps.35,776        Ps.  33,733       Ps.  39,278
             Tax loss carry forwards                                                        3,140
             Inventories                             (14,699)            11,868            10,585
             Seniority premium and pension plans      30,081             15,380             9,975
             Tax on assets                                                                 58,476
             Fixed assets                             33,044             33,528            33,491
             Prepaid rent                            (47,253)
             Other                                     2,157            (11,969)
                                                   ---------        -----------        ----------
             Total deferred tax assets             Ps.39,106        Ps.  82,540        Ps.154,945
                                                   =========        ===========        ==========

         c)       Deferred workers' profit sharing

                  The Company calculates a deferred workers' profit sharing asset for U.S. GAAP purposes based on temporary differences between the financial reporting bases and workers' profit sharing bases of assets and liabilities. Under U.S. GAAP, workers' profit sharing expense would be classified as a component of operating expenses.

                  The significant components of the deferred workers' profit sharing for purposes of U.S. GAAP reconciliation are as follows:

                                                                    DECEMBER 31,
                                                     2000              1999             1998
             Inventories                           Ps. (4,200)      Ps.  3,391       Ps.  3,025
             Exchange fluctuation                       8,304            9,623           32,973
             Reserves                                  10,221            9,638           11,222
             Fixed assets                              (8,896)          (8,716)          (8,260)
             Seniority premium and pension plans        8,595            4,394            2,850
             Prepaid rent                             (13,501)
             Other                                        616           (3,420)
                                                   ---------        ----------       ----------
             Net deferred profit sharing assets    Ps.  1,139       Ps. 14,910       Ps. 41,810
                                                   ==========       ==========       ==========

         d)       Other Differences and Supplemental U.S. GAAP Disclosures

         1. Extraordinary Items.- Until 1999, Mexican GAAP required that utilization of tax loss carry forwards and the recovery of the asset tax paid in previous years be classified as extraordinary items in the statement of income, whereas U.S. GAAP requires the benefit from utilization of tax loss carry forwards to be classified as a component of income tax expense attributable to continuing operations. The benefits from utilization of tax loss carry forwards in constant peso terms were Ps.13,046 for the year ended December 31, 1999 and Ps. 89,886 for the year ended December 31, 1998. For U.S. GAAP purposes, such amounts, in thousands of nominal pesos, were, Ps.11,190 and Ps. 66,096, respectively. The benefit from the recovery of the asset tax in 1999 was Ps. 72,187 in constant peso terms and Ps. 62,633 in thousands of nominal pesos.

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

                                                                         2000             1999               1998
             Change in benefit obligation:
               Benefit obligation at beginning of year                Ps. 160,821      Ps.  134,560        Ps.  80,128
               Service cost                                                 5,109             3,865              4,277
               Interest cost                                                8,605             7,153              6,281
               Net amortization and deferral                               14,856            13,736             10,696
               Intangible asset                                            (1,220)            7,362             20,045
               Minimum pension liability adjustment                         7,500             3,454             21,918
               Benefits paid                                              (12,937)           (9,309)            (8,785)
                                                                      -----------      ------------        -----------
               Benefit obligation at end of year                      Ps. 182,734      Ps.  160,821        Ps. 134,560
                                                                      ===========      ============        ===========
             Amounts recognized in the balance sheet consists of:

             Projected net liability                                  Ps.  63,698      Ps.   48,065        Ps.  32,620
             Intangible asset                                              90,286            91,506             84,144
             Minimum pension liability adjustment                          28,750            21,250             17,796
                                                                      -----------      ------------        -----------
                                                                      Ps. 182,734      Ps.  160,821        Ps. 134,560
                                                                      ===========      ============        ===========

             Pension and seniority premium costs are summarized below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         2000              1999            1998
             Service costs                                            Ps.   5,109      Ps.   3,865      Ps.  4,277
             Interest cost                                                  8,605            7,153           6,281
             Net amortization and deferral                                 14,856           13,736          10,696
                                                                      -----------      -----------      ----------
             Net periodic pension cost                                Ps.  28,570      Ps.  24,754      Ps. 21,254
                                                                      ===========      ===========      ==========

         4. Weighted Average Interest Rates - The weighted average interest rates on short-term debt and short-term accounts payable to affiliates for 2000 were approximately 8.5% for the transactions denominated in dollars and 17.4% for those transactions denominated in pesos and 8% and 18.8%, respectively, for 1999.

          5.   Supplement Cash flow Information Required by U.S. GAAP


                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------
                                                                              2000         1999         1998

               Cash payments for interest and income tax follows:

               Interest                                                       Ps.117,533    Ps.80,169   Ps.80,832
               Income tax                                                         59,935       71,429       4,078

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


               The Company has presented a cash flow statement in a manner that comprehensively segregates the effects of inflation and currency devaluation from the cash flows from operating, investing and financing activities as follows:


        CONDENSED STATEMENTS OF CASH FLOWS U.S. GAAP BASIS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
       OPERATING ACTIVITIES:                                                  2000             1999              1998
           Net income                                                       Ps.173,535      Ps.  197,171      Ps.  53,561
           Add (deduct) non-cash items:
               Depreciation and amortization                                    28,759            47,338           32,042
               Provision for seniority premium and pension plans                15,633            13,170           12,495
               (Gain) loss from sale of fixed assets                            (1,140)             (505)         (16,479)
               Deferred income tax and profit sharing to workers                70,142            99,289           33,827
               Exchange loss                                                     8,962           (41,685)         189,889
                                                                            ----------      ------------      -----------
                                                                               295,891           314,778          305,335
       Increase  in trade payables                                              52,495            39,787           19,286
       Increase in trade and receivables from affiliates                         9,013           (34,250)          10,968
       Increase in inventories                                                 (88,914)          (18,526)         (46,188)
       Other current assets and liabilities, net                               (54,698)          (71,592)          45,079
                                                                            ----------      ------------      -----------
               Cash provided by operating activities                           213,787           230,197          334,480
                                                                            ----------      ------------      -----------
       FINANCING ACTIVITIES:

       Borrowing of short-term debt                                            (75,989)           11,662           64,326
       Borrowing (payments) of notes payable to affiliates                    (160,062)          119,451          (94,796)
       Notes receivable from affiliates                                        (52,156)          (31,183)
       Long-term debt                                                          343,918           379,951          639,171
       Payment of long-term debt                                              (230,513)         (469,930)        (462,631)
       Dividends                                                                                (193,970)        (361,305)
       Contributed capital                                                      55,000
                                                                            ----------      ------------      -----------
                  Cash used in financing activities                           (119,802)         (184,019)        (215,235)
                                                                            ----------      ------------      -----------

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                             2000             1999             1998

       INVESTING ACTIVITIES:
       Sale of fixed assets                                                  1,339               679          16,816
       Investment in land, buildings, machinery and equipment
                                                                           (61,200)          (57,848)       (133,685)
       Other                                                                (3,102)           (1,099)         (2,187)
                                                                       -----------     -------------     -----------
                  Cash used in investing activities                        (62,963)          (58,268)       (119,056)
                                                                       -----------     -------------     -----------
                  Net (decrease) increase in cash and cash
                      equivalents                                           31,022           (12,090)            189

       Cash and cash equivalents at beginning of year                        1,398            14,584          12,038
       Effect of exchange rates on cash and cash equivalents                (1,084)           (1,096)          2,357
                                                                       -----------     -------------     -----------
       Cash and cash equivalents at end of year                        Ps.  31,336     Ps.     1,398     Ps.  14,584
                                                                       ===========     =============     ===========

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

          The fair value information presented herein is based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, the current estimates of fair value may differ significantly from the amounts presented herein.

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


          Additional required disclosures under SFAS No. 130 are as follows:


          Disclosure of accumulated other comprehensive income balances:

                                                        MINIMUM PENSION
                                                           LIABILITY
                                                           ADJUSTMENT
              Balance at December 31, 1997
              Change for the year                         Ps.17,796
                                                          ----------
              Balance at December 31, 1998                   17,796
              Change for the year                             3,454
                                                          ----------
              Balance at December 31, 1999                   21,250
              Change for the year (Net of tax)               (5,437)
                                                          ----------
              Balance at December 31, 2000
                                                          Ps.15,813
                                                          ==========

     8. Balance sheets and statements of income - The staff of the SEC also requires the disclosure of summarized comparative balance sheet and statements of income, as follows:


BALANCE SHEETS
(Thousands of Mexican pesos)
--------------------------------------------------------------------------------

ASSETS                                                                        DECEMBER 31, 2000    DECEMBER 31, 1999

    Cash and cash equivalents                                                    Ps. 31,336           Ps. 1,398
    Trade receivables, net of allowance for doubtful accounts of
       Ps. 25,630 and Ps. 22,148 at December 31, 2000 and 1999,
       respectively                                                                 261,860             270,161
    Other receivables                                                                52,168              43,528
    Refundable income taxes and value added tax                                                          48,269
    Notes receivable from affiliates                                                 81,349              30,511
    Inventories                                                                     302,663             213,749
    Deferred income tax and profit sharing to workers                                                    10,657
                                                                              -------------       -------------
         Current assets                                                             729,376             618,273
    Prepaid rent                                                                     98,096
    Investment in shares                                                              9,310               9,310
    Deferred income tax and profit sharing to workers                                51,349              86,793
    Land and buildings                                                               31,558              27,463
    Machinery and equipment                                                         318,755             267,323
    Construction in progress                                                         11,585              34,870
    Intangible seniority premiums and pension asset                                  90,286              91,506
    Other                                                                             6,484               3,382
                                                                              -------------       -------------
           Total assets                                                       Ps. 1,346,799       Ps. 1,138,920
                                                                              =============       =============
LIABILITIES
    Short-term debt
    Current portion of long-term debt                                                               Ps.  75,989
                                                                              Ps.    78,350              12,563
    Trade payables                                                                  225,664             172,792
    Accounts payable to affiliates                                                   40,021              34,320
    Notes payable to affiliates                                                      47,809             212,864
    Accrued expenses                                                                 36,064              60,012
    Other current liabilities                                                        58,311              24,838
                                                                              -------------       -------------
           Current liabilities                                                      486,219             593,378
                                                                              -------------       -------------
    Long-term debt                                                                  812,714             753,565
    Seniority premium and pension plans                                             182,734             160,821
                                                                              -------------       -------------
           Long-term liabilities                                                    995,448             914,386
                                                                              -------------       -------------
           Total liabilities                                                      1,481,667           1,507,764
                                                                              -------------       -------------
PARTNERS' EQUITY
    Partners' capital                                                              (474,785)           (529,785)
    Minimum pension liability adjustment                                            (15,813)            (21,250)
    Retained earnings                                                               182,195             (14,980)
    Net income for the year                                                         173,535             197,171
                                                                              -------------       -------------
           Partners' equity (deficiency in assets)                                 (134,868)           (368,844)
                                                                              -------------       -------------
           Total liabilities and Partners' equity                             Ps. 1,346,799       Ps. 1,138,920
                                                                              =============       =============

STATEMENTS OF INCOME
(Thousands of  Mexican pesos)
--------------------------------------------------------------------------------

                                                                  Year ended         Year ended         Year ended
                                                                 December 31,       December 31,       December 31,
                                                                     2000               1999               1998
                                                                 -------------      -------------      --------------
Net sales                                                        Ps. 2,038,297      Ps. 1,793,019       Ps. 1,553,081
Cost of sales                                                        1,396,360          1,168,204             980,738
General, administrative and selling expenses                           237,033            224,679             170,133
                                                                 -------------      -------------      --------------
           Operating income                                            404,904            400,136             402,210
                                                                 -------------      -------------      --------------
Interest expense                                                       130,860            113,461             119,028
Interest income                                                        (26,640)            (6,549)             (2,597)
Exchange loss (gain), net                                                8,962            (41,685)            189,889
                                                                 -------------      -------------      --------------
           Total financing cost, net                                   113,182             65,227             306,320
                                                                 -------------      -------------      --------------
           Income after financing                                      291,722            334,909              95,890

Other (expense) income, net                                            (2,784)           (22,389)               5,237
                                                                 -------------      -------------      --------------
           Income before income tax                                    288,938            312,520             101,127
Income and asset tax                                                   115,403            115,349              47,566
                                                                 -------------      -------------      --------------
           Net income                                            Ps.   173,535      Ps.   197,171      Ps.     53,561
                                                                 =============      =============      ==============




                                                       *****

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

     10.21 -- Vitrocrisa S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A., Vitrocrisa Holding S.A. de C.V. and Vitrocrisa S.A. de C.V. (filed as Exhibit 10.28 to Registrant's Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

     10.22 -- Vitrocrisa Holding S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Vitrocrisa Holding S.A. de C.V. (filed as
               Exhibit 10.29 to Registrant's Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

     10.23 -- Amended and Restated Covenant Not to Compete dated to be effective as of August 29, 1997 by and between Libbey Inc. and Vitro S.A. (filed as Exhibit 10.30 to Registrant's Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

                                  EXHIBIT INDEX

S-K Item
601No.                Document
--------------------------------------------------------------------------------


     10.24 -- Crisa Libbey S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Crisa Libbey S.A. de C.V. (filed as Exhibit
               10.31 to Registrant's Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

     10.25 -- Limited Liability Company Agreement of Crisa Industrial, L.L.C. dated to be effective as of August 29, 1997 by and among Crisa Corporation, LGA4 Corp., Vitro S.A. and Libbey Inc. (filed as
               Exhibit 10.32 to Registrant's Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

     10.26 -- Management Services Agreement dated to be effective August 29, 1997 by and between Libbey Inc. and Vitrocrisa S. A. de C.V. for services to be provided by one or more subsidiary corporations of Libbey Inc. (filed as Exhibit 10.33 to Registrant's Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

     *10.27 -- Employment Agreement dated as of September 1, 1997 between Libbey
               Inc. and Daniel P. Ibele (filed as Exhibit 10.34 to Registrant's Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

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

     *10.45 -- Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and L. F. Ashton (filed as Exhibit 10.48 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

     *10.46 -- Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                                  EXHIBIT INDEX

S-K Item
601No.                Document
--------------------------------------------------------------------------------


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

                                  EXHIBIT INDEX

S-K Item
601No.                Document
--------------------------------------------------------------------------------


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

                                  EXHIBIT INDEX

S-K Item
601No.                Document
--------------------------------------------------------------------------------


     *10.61 -- Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman (filed as Exhibit 10.66 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

     *10.62 -- Employment Agreement dated as of August 1, 1999 between Libbey
               Inc. and Kenneth A. Boerger (filed as Exhibit 10.67 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

     *10.63 -- Change of Control Agreement dated as of August 1, 1999 between
               Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

     *10.64 -- Form of Non-Qualified Stock Option Agreement between Libbey Inc.
               and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

     *10.65 -- The 1999 Equity Participation Plan of Libbey Inc. (filed as
               Exhibit 10.67 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

     13     -- 2000 Annual Report to Shareholders for the year ended December
               31, 2000. Except for the information that is expressly incorporated herein by reference, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

     22     -- Subsidiaries of the Registrant (filed herewith).

     23     -- Consent of Independent Auditors (filed herewith).

     25     -- Power of Attorney (filed herewith).

                                  EXHIBIT INDEX

S-K Item
601No.                Document
--------------------------------------------------------------------------------

    99      -- Safe harbor provisions of the Private Securities Litigation
               Reform Act of 1995 (filed herewith).

* Management Contract or Compensation Plan or Arrangement.