Form 10-Q
period 2001-03-31
LIBBEY INC
filed 2001-05-15
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2001

                                       or

         ( ) Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   Libbey Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                    1-12084                     34-1559357
---------------              -----------               ------------------
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

         Yes  X    No ______
             --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common Stock, $.01 par value - 15,283,631 shares at April 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000. The interim results of operations are not necessarily indicative of results for the entire year.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)


                                                                                 Three months ended March 31,
Revenues:                                                                       2001                     2000
                                                                              --------                 --------
     Net sales                                                                $ 92,515                 $ 96,761
     Prepaid freight billed to customers                                           446                      457
     Royalties and net technical
         assistance income                                                         473                      633
                                                                              --------                 --------
         Total revenues                                                         93,434                   97,851

Costs and expenses:
     Cost of sales                                                              70,289                   69,604

     Selling, general and administrative
         expenses                                                               14,204                   15,369
                                                                              --------                 --------

                                                                                84,493                   84,973
                                                                              --------                 --------
Income from operations                                                           8,941                   12,878

Other income:
     Pretax equity earnings                                                      1,300                    1,875
     Other - net                                                                  (336)                    (293)
                                                                              --------                 --------
                                                                                   964                    1,582
                                                                              --------                 --------

Earnings before interest and income taxes                                        9,905                   14,460

Interest expense - net                                                          (2,527)                  (3,035)
                                                                              --------                 --------

Income before income taxes                                                       7,378                   11,425

Provision for income taxes                                                       3,171                    5,023
                                                                              --------                 --------
Net income                                                                     $ 4,207                 $  6,402
                                                                               ========                ========

Net income per share
     Basic                                                                 $      0.28                 $   0.42
                                                                           ===========                 ========
     Diluted                                                               $      0.27                 $   0.41
                                                                           ===========                 ========

Dividends per share                                                        $     0.075                 $  0.075
                                                                           ===========                 ========

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                         March 31,                December 31,
                                                                           2001                       2000
                                                                           ----                       ----
                                                                        (unaudited)                  (Note)
ASSETS
Current assets:
     Cash                                                                   $  2,231                  $  1,282
     Accounts receivable:
         Trade, less allowances of $6,358
            and $6,788                                                        46,784                    47,747
         Other                                                                 4,052                     3,992
                                                                            --------             -------------
                                                                              50,836                    51,739
     Inventories:
         Finished goods                                                      102,265                    94,822
         Work in process                                                       6,595                     6,060
         Raw materials                                                         2,807                     3,021
         Operating supplies                                                      616                       603
                                                                       -------------             -------------
                                                                             112,283                   104,506

     Prepaid expenses and deferred taxes                                       9,693                     7,923
                                                                            --------                  --------
Total current assets                                                         175,043                   165,450

Other assets:
     Repair parts inventories                                                  5,713                     8,027
     Intangibles, net of accumulated
         amortization of $3,027 and $2,951                                     9,178                     9,254
     Pension assets                                                           23,360                    21,638
     Deferred software, net of accumulated
         amortization of $9,163 and $8,651                                     3,356                     4,286
     Other assets                                                                171                       415
     Equity investments                                                       80,316                    84,727
     Goodwill, net of accumulated
         amortization of $16,555 and $16,174                                  44,424                    44,805
                                                                            --------                  --------
                                                                             166,518                   173,152

Property, plant and equipment, at cost                                       236,784                   224,532
     Less accumulated depreciation                                           120,687                   116,427
                                                                       -------------             -------------
     Net property, plant and equipment                                       116,097                   108,105
                                                                       -------------             -------------
Total assets                                                                $457,658                  $446,707
                                                                       =============             =============


Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                         March 31,                December 31,
                                                                           2001                       2000
                                                                           ----                       ----
                                                                        (unaudited)                  (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                        $  3,350                 $  10,000
     Accounts payable                                                       24,188                    29,861
     Salaries and wages                                                      7,243                    15,574
     Accrued liabilities                                                    29,439                    23,884
     Income taxes                                                              440                       954
     Long-term debt due within one year                                     23,596                        --
                                                                          --------                  --------
Total current liabilities                                                   88,256                    80,273

Long-term debt                                                             151,404                   151,404
Deferred taxes                                                              20,499                    19,413
Other long-term liabilities                                                 12,223                    12,670
Nonpension retirement benefits                                              49,321                    49,676

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares authorized, 17,935,031 shares issued and outstanding, less 2,651,400 treasury shares (17,858,102 shares issued and outstanding, less 2,647,400 treasury
         shares in 2000)                                                       153                       152
     Capital in excess of par value                                        286,459                   284,930
     Treasury stock                                                        (74,226)                  (74,113)
     Deficit                                                               (74,658)                  (77,698)
     Accumulated other comprehensive
         loss                                                               (1,773)                       --
                                                                          ---------                 --------
Total shareholders' equity                                                 135,955                   133,271
                                                                          --------                  --------
Total liabilities and shareholders'
   equity                                                                 $457,658                  $446,707
                                                                          ========                  ========


Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                               Three months ended March 31,
                                                                            2001                       2000
                                                                            ----                       ----
Operating activities
     Net income                                                             $ 4,207                   $ 6,402
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation                                                     4,600                     3,836
              Amortization                                                       969                     1,056
              Other non-cash charges                                            (293)                      956
              Equity earnings                                                   (444)                     (571)
              Net change in components of working
                  capital and other assets                                   (16,830)                  (22,280)
                                                                             --------                  --------
Net cash used in operating activities                                         (7,791)                  (10,601)

Investing activities
     Additions to property, plant and
         equipment                                                           (12,825)                   (1,943)
     Other                                                                       (63)                      (63)
     Dividends received from equity
         investment                                                            4,918                        --
                                                                              ------                    ------
Net cash used in investing activities                                         (7,970)                   (2,006)

Financing activities
     Net bank credit facility activity                                        23,596                    20,000
     Other net payments                                                       (6,650)                   (5,504)
     Stock options exercised                                                   1,021                       318
     Treasury shares purchased                                                  (113)                   (2,076)
     Dividends                                                                (1,144)                   (1,142)
                                                                             --------                  --------
Net cash provided by financing activities                                     16,710                    11,596
                                                                             -------                   -------

Effect of exchange rate fluctuations
     on cash                                                                      --                        (6)
                                                                             -------                    -------

Increase (decrease) in cash                                                      949                    (1,017)

Cash at beginning of year                                                      1,282                     3,918
                                                                             -------                   -------

Cash at end of period                                                        $ 2,231                   $ 2,901
                                                                              =======                  =======


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)

1.   LONG-TERM DEBT

The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at March 31, 2001. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At March 31, 2001, the Company had $5.4 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $75 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 2001, was 6.67% for an average remaining period of 2.8 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.25% at March 31, 2001.

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

2. SIGNIFICANT SUBSIDIARY

Summarized combined financial information for equity investments, which includes the 49% ownership in Vitrocrisa, which manufactures, markets, and sells glass tableware (e.g. beverageware, plates, bowls, serveware, and accessories) and industrial glassware (e.g. coffee pots, blender jars, meter covers, glass covers for cooking ware, and lighting fixtures sold to original equipment manufacturers) and the 49% ownership in Crisa Industrial, L.L.C., which distributes industrial glassware in the U.S. and Canada for Vitrocrisa, for 2001 and 2000 is as follows:


                                                                               March 31,                 December 31,
                                                                                 2001                        2000
                                                                                 ----                        ----

Current assets                                                                   $ 81,771                   $ 84,266
Non-current assets                                                                138,259                    140,644
---------------------------------------------------------------------------------------------------------------------
  Total assets                                                                    220,030                    224,910

Current liabilities                                                                61,059                     65,496
Other liabilities and deferred items                                              142,401                    134,884
----------------------------------------------------------------------------------------------------------------------
     Total liabilities and deferred items                                         203,460                    200,380
----------------------------------------------------------------------------------------------------------------------
Net assets                                                                       $ 16,570                   $ 24,530
======================================================================================================================



                                                                                     Three months ended
                                                                                         March 31,
                                                                       -----------------------------------------------
                                                                                    2001                    2000
                                                                                    ----                    ----
Net sales                                                                        $ 44,272                 $ 45,627
  Cost of sales                                                                    32,954                   32,653
                                                                       ---------------------- ------------------------
Gross profit                                                                       11,318                   12,974
  Operating expenses                                                                5,178                    5,258
                                                                       ---------------------- ------------------------
Income from operations                                                              6,140                    7,716
  Other income                                                                        433                      371
                                                                       ---------------------- ------------------------
Earnings before finance costs and taxes                                             6,573                    8,087
  Interest expense                                                                  2,216                    2,690
  Translation loss                                                                   (488)                   (705)
                                                                       ---------------------- ------------------------
Earnings before income taxes and profit   sharing
                                                                                    3,869                    4,692
----------------------------------------------------------------------------------------------------------------------
  Income taxes and profit sharing                                                   1,747                    2,661
----------------------------------------------------------------------------------------------------------------------
Net income                                                                         $2,122                   $2,031
======================================================================================================================

In the first quarter 2001, the Company reported pre-tax equity earnings in condensed consolidated statements of income with related Mexican taxes included in the provision for income taxes. In previous quarters, the Company reported equity earnings as a single line item, which included Mexican taxes. As such, the Company has reclassified its first quarter 2000 equity earnings to correspond to the 2001 presentation. The equity earnings are as follows:


                                                                                     Three months ended
                                                                                         March 31,
                                                                       -----------------------------------------------
                                                                                    2001                    2000
                                                                                    ----                    ----
Pre-tax equity earnings                                                           $ 1,300                  $ 1,875
Mexican taxes                                                                        (856)                  (1,304)
                                                                       ---------------------- ------------------------
Net equity earnings                                                                 $ 444                    $ 571


3.   CASH FLOW INFORMATION

Interest paid in cash aggregated $3,006 and $2,894 for the first three months of 2001 and 2000, respectively. Interest expense capitalized was $306 and $0 for the first three months of 2001 and 2000, respectively. Income taxes paid in cash aggregated $2,036 and $6,929 for the first three months of 2001 and 2000, respectively.

4.   NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:


Quarter ended March 31,                                                        2001                     2000
--------------------------------------------------------------                 ----                     ----
Numerator for basic and diluted earnings per share--net
  income which is available to common shareholders                     $     4,207              $     6,402
Denominator for basic earnings per share--weighted-average
  shares outstanding                                                    15,245,863               15,241,738

Effect of dilutive securities-- employee stock options                     290,780                  282,628
                                                                       -----------               -----------
Denominator for diluted earnings per share--adjusted
  weighted- average shares and assumed conversions                      15,536,643               15,524,366

Basic earnings per share                                                    $ 0.28                   $ 0.42
Diluted earnings per share                                                  $ 0.27                   $ 0.41


5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income, foreign currency translation adjustments (2000), and change in fair value of derivative adjustments (2001). During the first quarter of 2001 and 2000, total comprehensive income amounted to $2,434 and $6,368 respectively.

Total comprehensive income is as follows:

                                                                                     Three months ended
                                                                                         March 31,
                                                                       -----------------------------------------------
                                                                                    2001                    2000
                                                                                    ----                    ----
Net income                                                                        $ 4,207                  $ 6,402
Change in fair value of derivative
  instruments                                                                      (1,100)                      --
Cumulative effect of change in method
  of accounting                                                                      (673)                      --
Foreign currency translation adjust-
  ments                                                                                --                      (34)
                                                                       ---------------------- ------------------------
                                                                                  $ 2,434                  $ 6,368
                                                                       ====================== ========================





6. CHANGE IN METHOD OF ACCOUNTING

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(Statement 133), as amended. Statement 133 requires that all derivative instruments be recognized on the balance sheet and be measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In accordance with the transition provisions of Statement 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by $0.7 million (net of tax) to recognize the fair value of its derivative instruments at January 1, 2001.

The Company uses derivative instruments, primarily interest rate swaps (Rate Agreements as defined above), commodity futures contracts, and foreign currency forward contracts, to manage certain of its interest rate, commodity price, and foreign exchange rate risks, respectively.

The Company uses the Rate Agreements to manage its exposure to fluctuating interest rates. These Rate Agreements effectively convert a portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The Company also uses commodity futures contracts with the objective of reducing commodity price risks related to forecasted future natural gas requirements. The objective of these commodity futures is to limit the fluctuations in price paid for natural gas from one period to the next. With respect to foreign exchange rate risk, the Company's objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company's foreign currency exposures arise from occasional transactions denominated in a currency other than the functional currency (U.S. dollar) primarily associated with anticipated purchases of new equipment.

As of March 31, 2001, the Company has Rate Agreements for $75 million of its variable rate debt, commodity futures contracts for 0.7 million Btu's of natural gas, and foreign currency forward contracts for 3.7 million Deutsche marks.

The Company recognizes all derivatives on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense, natural gas futures contracts in natural gas expense, and foreign currency forward contracts for the purchase of new equipment in capital expenditures.

All of the Company's derivatives qualify and are designated as cash flow hedges at March 31, 2001. The derivatives were designated as cash flow hedges at the time of adoption of Statement 133 or at the time they were executed, if later than January 1, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately.

During the quarter ended March 31, 2001, an unrealized net loss of $(1.7) million (net of tax) related to interest rate swap agreements was included in OCI, including a $(0.8) million cumulative transition adjustment as of January 1, 2001. The Company expects $(0.4) million of the $(1.7) million loss will be recognized within the next twelve months. The balance of $(1.3) million will be recognized by September 2005 when the swaps mature. Amounts recognized in OCI at March 31, 2001, for commodity futures contracts and foreign currency forward contracts were not material. The January 1, 2001, transition adjustment for the commodity futures contracts and foreign currency forward contracts were not material.

The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. No ineffectiveness was recognized during the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       (dollars in thousands)
                                                      2001               2000
                                                     -------            ------

Net sales                                            $92,515            $96,761

Gross profit                                          22,672             27,614
As a percent of sales                                  24.5%              28.5%

Income from operations                                $8,941            $12,878
As a percent of sales                                   9.7%              13.3%

Earnings before interest and
  income taxes                                        $9,905            $14,460
As a percent of sales                                  10.7%              14.9%

Net income                                            $4,207             $6,402
As a percent of sales                                   4.5%               6.6%


For the quarter ended March 31, 2001, sales were $92.5 million compared to $96.8 million in the year-ago quarter. Growth in glassware and flatware sales to foodservice customers was more than offset by lower sales to industrial and retail customers. The company was also notified in March of the cancellation of a long-standing multi-million dollar promotional order. While not impacting first quarter sales, this order from a key premium promotional customer had been scheduled to be produced at various times during the first three quarters of 2001 and shipped during the fourth quarter. Export sales were down 13.5%, decreasing to $10.1 million from $11.7 million in the year-ago period primarily due to lower sales to Canadian customers.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $22.7 million in the first quarter of 2001 compared to $27.6 million in the first quarter of 2000; and as a percent of sales was 24.5% in the first quarter of 2001 compared to 28.5% in the year-ago quarter. Higher energy costs and the effect of lower sales were the major factors impacting gross profit during the first quarter 2001.

Income from operations was $8.9 million compared to $12.9 million in the first quarter last year. Lower selling, general and administraive expenses only partially offset the impact of higher energy costs and lower sales. Earnings before interest and income taxes (EBIT) were $9.9 million compared with $14.5 million in the first quarter last year. Equity earnings were $1.3 million on a pretax basis compared to $1.9 million pretax in the first quarter of 2000.

Net income was $4.2 million, or 27 cents per share on a diluted basis, compared with $6.4 million or 41 cents per share on a diluted basis in the year-ago period due to items discussed above as well as a reduction in the Company's effective tax rate to 43.0 percent from 42.0 percent in the year-ago quarter. The reduction in the Company's effective tax rate is primarily attributable to reduction in tax on undistributed earnings.


CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $178.3 million at March 31, 2001, compared to $161.4 million at December 31, 2000. Inventories increased $7.8 million during the quarter as compared to an increase of $9.7 million during the first quarter of 2000. As previously announced, the Company is taking steps to curtail production and reduce inventories. While impacting the Company's profitability in the short term, these steps will improve working capital management and cash flow and allow the Company to operate at higher levels of capacity as sales trends improve. In addition, the Company had capital expenditures of $12.8 million during the first quarter of 2001 related to furnace rebuild activity and investments in higher productivity machinery and equipment compared to $1.9 million during the first quarter of 2000. The seasonal increase in inventories and higher capital expenditures through March 31, 2001, were only slightly offset by lower accounts receivable and higher accounts payable. During the first quarter, the Company purchased 4,000 shares pursuant to its share repurchase plan for $0.1 million. Since mid 1998, the Company has repurchased 2,651,400 shares for $74.2 million. Board authorization remains for the purchase of an additional 973,600 shares. In addition, Libbey received dividends from its investment in Crisa Industrial, part of the Company's investment in Vitrocrisa and related companies and from its investment in Vitrocrisa, of $4.9 million in the first quarter 2001 compared to a dividend of $2.9 million in the second quarter 2000 from its investment in Crisa Industrial. The Company had additional debt capacity at March 31, 2001, under the Bank Credit Agreement of $199.6 million. Of Libbey's outstanding indebtedness, $103.3 million is subject to fluctuating interest rates at March 31, 2001. A change of one percent in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis as of March 31, 2001.

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

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 2001, was 6.67% for an average remaining period of 2.8 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 5.27% at March 31, 2001. The Company had $103.3 million of debt subject to fluctuating interest rates at March 31, 2001. A change of one percent in such rates would result in a change in interest expense of approximately $1.0 million on an annual basis.

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging
Activities" (Statement 133), as amended. In accordance with the provisions of Statement 133, the Company recognizes all derivatives on the balance sheet at fair value.

The Company's Rate Agreements are recorded at fair value. The Company has also entered into commodity futures contracts to hedge the price of anticipated required purchases of natural gas and foreign currency forward contracts to hedge the purchase of equipment denominated in Deutsche marks. These instruments are also recorded at fair value.

The Company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income and reclassified into earning as the underlying hedged transaction or items affects earnings. At March 31, 2001, approximately $(1.8) million of unrealized net losses were recorded in accumulated other comprehensive income (loss) of which approximately $(0.5) million is expected to be reclassified into earnings in the next twelve months.

OTHER INFORMATION

This document and supporting schedules contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements only reflect the Company's best assessment at this time, and are indicated by words or phrases such as goal, expects, believes, will, estimates, anticipates, or similar phrases.

Investors are cautioned that forward-looking statements involve risks and uncertainty, that actual results may differ materially from such statements, and that investors should not place undue reliance on such statements.

Important factors potentially affecting performance include major slowdowns in the retail, travel, or entertainment industries in the United States, Canada, or Mexico; significant increases in interest rates that increase the Company's borrowing costs and per unit increases in the costs for natural gas, corrugated packaging, and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the Company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under U.S. GAAP and cash flow of the Company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels in the Company's glassware sales from its capacity realignment efforts and re-engineering programs, or within the intended time periods; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; whether the Company completes any significant acquisition and whether such acquisitions can operate profitably.


PART II - OTHER INFORMATION

        (a.) No exhibits

        (b.) No form 8-K's were filed during the quarter.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIBBEY INC.




Date May 15, 2001                       By /s/ KENNETH G. WILKES
     ------------                       ---------------------------------------
                                        Kenneth G. Wilkes,
                                        Vice President, Chief Financial Officer
                                        (Principal Accounting Officer)