Form 10-Q
period 2001-06-30
LIBBEY INC
filed 2001-08-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2001

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

         Common Stock, $.01 par value - 15,303,531 shares at July 31, 2001

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                                               Three months ended June 30,
Revenues:                                                                      2001                 2000
                                                                               ----                 ----
     Net sales                                                                $108,100            $113,293
     Royalties, net technical assistance
         Income, and other revenues                                              1,972               2,471
                                                                              --------            --------
         Total revenues                                                        110,072             115,764

Costs and expenses:
     Cost of sales                                                              73,864              75,851

     Selling, general and administrative
         expenses                                                               13,307              15,605
                                                                              --------            --------

                                                                                87,171              91,456
                                                                              --------            --------
Income from operations                                                          22,901              24,308

Other income:
     Pretax equity earnings                                                      1,541               4,329
     Other - net                                                                   459                 219
                                                                              --------            --------
                                                                                 2,000               4,548
                                                                              --------            --------

Earnings before interest and income taxes                                       24,901              28,856

Interest expense - net                                                          (2,433)             (3,155)
                                                                              --------            --------

Income before income taxes                                                      22,468              25,701

Provision for income taxes                                                       8,325              11,362
                                                                              --------            --------

Net income                                                                     $14,143             $14,339
                                                                              ========            ========

Net income per share
     Basic                                                                     $  0.92             $  0.94
                                                                              ========            ========
     Diluted                                                                   $  0.91             $  0.92
                                                                              ========            ========

Dividends per share                                                            $ 0.075             $ 0.075
                                                                              ========            ========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                                                 Six months ended June 30,
Revenues:                                                                      2001                   2000
                                                                               ----                   ----
     Net sales                                                                $200,615              $210,054
     Royalties and net technical
         assistance income                                                       2,891                 3,562
                                                                              --------              --------
Total revenues                                                                 203,506               213,616

Costs and expenses:
     Cost of sales                                                             144,153               145,456

     Selling, general and administrative
         expenses                                                               27,511                30,974
                                                                              --------              --------

                                                                               171,664               176,430
                                                                              --------              --------
Income from operations                                                          31,842                37,186

Other income:
     Pretax equity earnings                                                      2,841                 6,204
     Other - net                                                                   123                   (74)
                                                                              --------              --------
                                                                                 2,964                 6,130
                                                                              --------              --------

Earnings before interest and income taxes                                       34,806                43,316

Interest expense - net                                                          (4,960)               (6,190)
                                                                              --------              --------

Income before income taxes                                                      29,846                37,126

Provision for income taxes                                                      11,496                16,385
                                                                              --------              --------

Net income                                                                     $18,350               $20,741
                                                                              ========              ========
Net income per share
     Basic                                                                     $  1.20               $  1.36
                                                                              ========              ========
     Diluted                                                                   $  1.18               $  1.34
                                                                              ========              ========

Dividends per share                                                            $  0.15               $  0.15
                                                                              ========              ========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                           June 30,                 December 31,
                                                                             2001                       2000
                                                                             ----                       ----
                                                                          (unaudited)                  (Note)
ASSETS
Current assets:
     Cash                                                                   $  2,034                  $  1,282
     Accounts receivable:
         Trade, less allowances of $6,237
            and $6,788                                                        47,880                    47,747
         Other                                                                 5,116                     3,992
                                                                            --------                  --------
                                                                              52,996                    51,739
     Inventories:
         Finished goods                                                      101,738                    94,822
         Work in process                                                       6,289                     6,060
         Raw materials                                                         2,810                     3,021
         Operating supplies                                                      506                       603
                                                                            --------                  --------
                                                                             111,343                   104,506

     Prepaid expenses and deferred taxes                                       8,387                     7,923
                                                                            --------                  --------
Total current assets                                                         174,760                   165,450

Other assets:
     Repair parts inventories                                                  4,983                     8,027
     Intangibles, net of accumulated
         amortization of $3,103 and $2,951                                     9,102                     9,254
     Pension assets                                                           25,082                    21,638
     Deferred software, net of accumulated
         amortization of $9,676 and $8,651                                     2,889                     4,286
     Other assets                                                              1,463                       415
     Equity investments                                                       81,096                    84,727
     Goodwill, net of accumulated
         amortization of $16,935 and $16,174                                  44,044                    44,805
                                                                            --------                  --------
                                                                             168,659                   173,152

Property, plant and equipment, at cost                                       244,855                   224,532
     Less accumulated depreciation                                           123,908                   116,427
                                                                            --------                  --------
     Net property, plant and equipment                                       120,947                   108,105
                                                                            --------                  --------
Total assets                                                                $464,366                  $446,707
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd.)
                             (dollars in thousands)


                                                                         June 30,                 December 31,
                                                                           2001                       2000
                                                                           ----                       ----
                                                                        (unaudited)                  (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                        $  5,093                 $  10,000
     Accounts payable                                                       23,119                    29,861
     Salaries and wages                                                      7,712                    15,574
     Accrued liabilities                                                    31,683                    23,884
     Income taxes                                                            4,166                       954
     Long-term debt due within one year                                     11,096                        --
                                                                          --------                  --------
Total current liabilities                                                   82,869                    80,273

Long-term debt                                                             151,404                   151,404
Deferred taxes                                                              20,499                    19,413
Other long-term liabilities                                                 12,307                    12,670
Nonpension retirement benefits                                              48,862                    49,676

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 17,953,931 shares
         issued and outstanding,
         less 2,651,400 treasury shares
         (17,804,921 shares issued and
         outstanding, less 2,575,800 treasury
         shares in 2000)                                                      153                        152
     Capital in excess of par value                                       286,884                    284,930
     Treasury stock                                                       (74,226)                   (74,113)
     Deficit                                                              (61,684)                   (77,698)
     Accumulated other comprehensive
         loss                                                              (2,702)                        --
                                                                          --------                  --------
Total shareholders' equity                                                 148,425                   133,271
                                                                          --------                  --------
Total liabilities and shareholders'
   equity                                                                 $464,366                  $446,707
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                  Six months ended June 30,
                                                                               2001                       2000
                                                                               ----                       ----
Operating activities
     Net income                                                              $18,350                    $20,741
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation                                                     8,609                      7,643
              Amortization                                                     1,938                      2,113
              Other non-cash charges                                            (871)                    (1,239)
              Equity earnings                                                 (1,225)                    (1,870)
              Net change in components of working
                  capital and other assets                                   (14,415)                   (22,613)
                                                                            --------                   --------
Net cash provided by operating activities                                     12,386                      4,775

Investing activities
     Additions to property, plant and
         equipment                                                           (21,597)                    (5,255)
     Other                                                                       (63)                       (63)
     Dividends received from equity
         investment                                                            4,918                      2,940
                                                                            --------                   --------
Net cash used in investing activities                                        (16,742)                    (2,378)

Financing activities
     Net bank credit facility activity                                        11,096                      5,696
     Other net payments                                                       (4,907)                    (5,384)
     Stock options exercised                                                   1,323                        803
     Treasury shares purchased                                                  (113)                    (2,076)
     Dividends                                                                (2,291)                    (2,283)
                                                                            --------                   --------
Net cash provided by (used in) financing
     activities                                                                5,108                     (3,244)
                                                                            --------                   --------

Effect of exchange rate fluctuations
     on cash                                                                      --                        (36)
                                                                            --------                   --------

Increase (decrease) in cash                                                      752                       (883)

Cash at beginning of year                                                      1,282                      3,918
                                                                            --------                   --------

Cash at end of period                                                        $ 2,034                    $ 3,035
                                                                            ========                   ========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT
The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at June 30, 2001. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At June 30, 2001, the Company had $4.8 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $125 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 2001, was 6.2% for an average remaining period of 3.1 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 4.2% at June 30, 2001.

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

On June 15, 2001, the Company entered into an agreement with Bank of America; Bank One; and Bear, Stearns & Co. for new senior credit facilities totaling $625 million related to the Company's announced acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid. When implemented, the new credit facilities will replace the existing Bank Credit Agreement. The agreement calls for the Revolving Credit Facility to mature five years from the initial funding, the Term Loan A Facility to mature five years from the initial funding, and the Term Loan B Facility to mature seven years from the initial funding. The Company expects the initial funding to be in the fourth quarter, 2001.


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


                                                                              June 30,                December 31,
                                                                                2001                     2000
                                                                                ----                     ----
Current assets                                                               $ 90,217                   $ 84,266
Non-current assets                                                            135,275                    140,644
--------------------------------------------------------------------------------------------------------------------
     Total assets                                                             225,492                    224,910

Current liabilities                                                            66,935                     65,496
Other liabilities and deferred items                                          139,913                    134,884
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and deferred items                                     206,848                    200,380
--------------------------------------------------------------------------------------------------------------------
Net assets                                                                   $ 18,644                   $ 24,530
====================================================================================================================


                                                                                       Three months ended
                                                                                            June 30,
                                                                       -----------------------------------------------
                                                                                    2001                    2000
                                                                                    ----                    ----
Net sales                                                                        $ 51,826                 $ 55,553
  Cost of sales                                                                    39,605                   39,197
                                                                       -----------------------------------------------
Gross profit                                                                       12,221                   16,356
  Operating expenses                                                                5,330                    5,962
                                                                       -----------------------------------------------
Income from operations                                                              6,891                   10,394
  Other income                                                                        332                      519
                                                                       -----------------------------------------------
Earnings before finance costs and taxes                                             7,223                   10,913
  Interest expense                                                                  2,117                    2,396
  Translation gain (loss)                                                          (1,446)                   1,184
                                                                       -----------------------------------------------
Earnings before income taxes and profit
  sharing                                                                           3,660                    9,701
----------------------------------------------------------------------------------------------------------------------
  Income taxes and profit sharing                                                   1,550                    6,183
----------------------------------------------------------------------------------------------------------------------
Net income                                                                       $  2,110                 $  3,518
======================================================================================================================


                                                                                        Six months ended
                                                                                            June 30,
                                                                       -----------------------------------------------
                                                                                    2001                    2000
                                                                                    ----                    ----
Net sales                                                                        $ 96,098                 $101,180
  Cost of sales                                                                    72,559                   71,850
                                                                       -----------------------------------------------
Gross profit                                                                       23,539                   29,330
  Operating expenses                                                               10,508                   11,220
                                                                       -----------------------------------------------
Income from operations                                                             13,031                   18,110
  Other income                                                                        765                      890
                                                                       -----------------------------------------------
Earnings before finance costs and taxes                                            13,796                   19,000
  Interest expense                                                                  4,333                    5,086
  Translation gain (loss)                                                          (1,934)                     479
                                                                       -----------------------------------------------
Earnings before income taxes and profit
  sharing                                                                           7,529                   14,393
----------------------------------------------------------------------------------------------------------------------
  Income taxes and profit sharing                                                   3,298                    8,844
----------------------------------------------------------------------------------------------------------------------
Net income                                                                       $  4,231                 $  5,549
======================================================================================================================


In 2001, the Company is reporting pre-tax equity earnings in condensed consolidated statements of income with related Mexican taxes included in the provision for income taxes. Prior to 2001, the Company reported equity earnings as a single line item, which included Mexican taxes. As such, the Company has reclassified its second quarter and year-to-date 2000 equity earnings to correspond to the 2001 presentation. The equity earnings are as follows:

                                                Three months ended
                                                     June 30,
                                 -----------------------------------------------
                                           2001                    2000
                                           ----                    ----
Pre-tax equity earnings                  $ 1,541                  $ 4,329
Mexican taxes                               (760)                  (3,030)
                                 -----------------------------------------------
Net equity earnings                      $   781                  $ 1,299


                                                 Six months ended
                                                      June 30,
                                 -----------------------------------------------
                                           2001                    2000
                                           ----                    ----
Pre-tax equity earnings                  $ 2,841                  $ 6,204
Mexican taxes                             (1,616)                  (4,334)
                                 ---------------------- ------------------------
Net equity earnings                      $ 1,225                  $ 1,870


3.   CASH FLOW INFORMATION
Interest paid in cash aggregated $5,720 and $5,626 for the first six months of 2001 and 2000, respectively. Interest expense capitalized was $466 and $0 for the first six months of 2001 and 2000, respectively. Income taxes paid in cash aggregated $4,266 and $13,007 for the first six months of 2001 and 2000, respectively.


4.   NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Quarter ended June 30,                                                         2001                     2000
--------------------------------------------------------------                 ----                     ----

Numerator for basic and diluted
 earnings per share--net income
 which is available to common
 shareholders                                                               $14,143                  $14,339
Denominator for basic earnings per
 share--weighted-average shares
 outstanding                                                             15,291,191               15,214,911
Effect of dilutive securities--
 employee stock options                                                     306,231                  314,162
                                                               ---------------------    ---------------------
Denominator for diluted earnings
 per share--adjusted weighted-
 average shares and assumed
 conversions                                                             15,597,422               15,529,073

Basic earnings per share                                                     $ 0.92                   $ 0.94
Diluted earnings per share                                                   $ 0.91                   $ 0.92



Six months ended June 30,                                                      2001                     2000
--------------------------------------------------------------                 ----                     ----

Numerator for basic and diluted
 earnings per share--net income
 which is available to common
 shareholders                                                               $18,350                  $20,741
Denominator for basic earnings per
 share--weighted-average shares
 outstanding                                                             15,268,653               15,242,324
Effect of dilutive securities--
 employee stock options                                                     294,357                  293,704
                                                               ---------------------    ---------------------
Denominator for diluted earnings
 per share--adjusted weighted-
 average shares and assumed
 conversions                                                             15,563,010               15,536,028

Basic earnings per share                                                     $ 1.20                   $ 1.36
Diluted earnings per share                                                   $ 1.18                   $ 1.34



5. COMPREHENSIVE INCOME
The Company's components of comprehensive income are net income, foreign currency translation adjustments (2000), and change in fair value of derivative adjustments (2001). During the second quarter of 2001 and 2000, total comprehensive income amounted to $13,214 and

$14,578, respectively. For the first six months of 2001 and 2000, comprehensive income amounted to $15,648 and $20,946, respectively.

Total comprehensive income is as follows:


                                                                                       Three months ended
                                                                                            June 30,
                                                                       -----------------------------------------------
                                                                                    2001                    2000
                                                                                    ----                    ----
Net income                                                                        $14,143                  $14,339
Change in fair value of derivative
  instruments                                                                        (929)                      --
Cumulative effect of change in method
  Of accounting                                                                        --                       --
Foreign currency translation adjust-
  ments                                                                                --                      239
                                                                       -----------------------------------------------
                                                                                  $13,214                  $14,578
                                                                       ===============================================


                                                                                      Six months ended
                                                                                          June 30,
                                                                       -----------------------------------------------
                                                                                    2001                    2000
                                                                                    ----                    ----
Net income                                                                        $18,350                  $20,741
Change in fair value of derivative
  Instruments                                                                      (2,029)                      --
Cumulative effect of change in method
  Of accounting                                                                      (673)                      --
Foreign currency translation adjust-
  Ments                                                                                --                      205
                                                                       -----------------------------------------------
                                                                                  $15,648                  $20,946
                                                                       ===============================================


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

The Company uses the Rate Agreements to manage its exposure to fluctuating interest rates. These Rate Agreements effectively convert a portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The Company also uses commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements. The Company's foreign currency exposures arise from occasional transactions denominated in a currency other than the functional currency (U.S. dollar) primarily associated with anticipated purchases of new equipment.

As of June 30, 2001, the Company has Rate Agreements for $125 million of its variable rate debt, commodity futures contracts for 2.5 million BTUs of natural gas, and foreign currency forward contracts for 1.4 million Deutsche marks.

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

All of the Company's derivatives qualify and are designated as cash flow hedges at June 30, 2001. The derivatives were designated as cash flow hedges at the time of adoption of Statement 133 or at the time they were executed, if later than January 1, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately.

During the quarter ended June 30, 2001, an unrealized net gain of $0.8 million (net of tax) related to interest rate swap agreements was included in OCI. An unrealized net loss of $1.7 million (net of tax) related to commodity futures contracts was included in OCI. The amount recognized in OCI at June 30, 2001, for foreign currency forward contracts was not material. During the first six months of 2001, an unrealized net loss of $0.9 million (net of tax) related to interest rate swap agreements was included in OCI, including a $(0.8) million cumulative transition adjustment as of January 1, 2001. An unrealized loss of $1.8 million (net of tax) related to commodity futures contracts was included in OCI. The January 1, 2001, transition adjustment for the commodity futures contracts and foreign currency forward contracts were not material.

The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized during the second quarter of 2001 was not material.


7. NEW ACCOUNTING PRONOUNCEMENTS
In July, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on December 30, 2001. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001, must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of the change in accounting principle. Libbey is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position for the Company.


8. ACQUISITION OPPORTUNITY
On June 18, 2001, Libbey announced a definitive agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid. The transaction valued at $332 million is to be paid in cash. On July 20, the Federal Trade Commission requested additional information regarding Libbey's proposed acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid Inc. This request will extend the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. Libbey intends to respond to the request as quickly as practicable, and anticipates closing the transaction in the fourth quarter of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000


                                                                               Three months ended
                                                                                    June 30,
                                                                     ---------------------------------------
                                                                             (dollars in thousands)
                                                                         2001                           2000
                                                                       --------                       --------
Net sales                                                              $108,100                      $113,293

Gross profit                                                             34,789                        37,971
As a percent of sales                                                      32.2%                         33.5%

Income from operations                                                  $22,901                       $24,308
As a percent of sales                                                      21.2%                         21.5%

Earnings before interest and
     income taxes                                                       $24,901                       $28,856
As a percent of sales                                                      23.0%                         25.5%

Net income                                                              $14,143                       $14,339
As a percent of sales                                                      13.1%                         12.7%

For the quarter ended June 30, 2001, sales were $108.1 million compared to $113.3 million in the year-ago quarter. Sales declined across all channels of distribution, principally as a result of sluggish economic conditions. However, only modest declines were experienced in sales of glassware to foodservice and retail customers. Export sales were down 7.1%, decreasing to $12.4 million from $13.4 million in the year-ago period primarily due to lower sales to Canadian customers combined with a weaker Canadian dollar.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $34.8 million in the second quarter of 2001 compared to $38.0 million in the second quarter of 2000; and as a percent of sales was 32.2% in the second quarter of 2001 compared to 33.5% in the year-ago quarter. Higher energy costs and the effect of lower sales were the major factors impacting gross profit during the second quarter 2001.

Income from operations was $22.9 million compared to $24.3 million in the second quarter last year. Lower selling, general and administrative expenses, primarily due to lower compensation expenses, partially offset the impact of higher natural gas costs and lower sales.

Earnings before interest and income taxes (EBIT) were $24.9 million compared with $28.9 million in the second quarter last year. Equity earnings were $1.5 million on a pretax basis compared to $4.3 million pretax in the second quarter of 2000. The decline in equity earnings is principally attributable to the impact of a stronger Mexican peso on international sales, sluggish end markets in Mexico, and higher natural gas costs at the company's joint venture in Mexico. The company expects equity earnings will approximate $7 to $9 million pretax for 2001.

Net income was $14.1 million, or 91 cents per share on a diluted basis, compared with $14.3 million or 92 cents per share on a diluted basis in the year-ago period. Lower debt levels due to strong cash flow and declining interest rates contributed to a reduction in interest expense. A reduction in the company's effective tax rate to 37.1 percent from 44.2 percent in the year-ago quarter contributed to net income. The reduction in the company's effective tax rate is primarily attributable to lower Mexican taxes related to peso exchange rates, a reduction in tax on undistributed earnings, and increased state tax credits. The six month year-to-date effective tax rate of 38.5% is representative of the projected effective tax rate for the full year 2001.

RESULTS OF OPERATIONS - SIX MONTHS 2001 COMPARED WITH SIX MONTHS 2000


                                                                                   Six months ended
                                                                                       June 30,
                                                                        ---------------------------------------
                                                                                (dollars in thousands)
                                                                          2001                           2000
                                                                        --------                       --------
Net sales                                                               $200,615                       $210,054

Gross profit                                                              57,461                         65,585
As a percentage of sales                                                    28.6%                          31.2%

Income from operations                                                   $31,842                        $37,186
As a percentage of sales                                                    15.9%                          17.7%

Earnings before interest and
     income taxes                                                        $34,806                        $43,316
As a percentage of sales                                                    17.3%                          20.6%

Net income                                                               $18,350                        $20,741
As a percentage of sales                                                     9.1%                           9.9%

Net sales for the first six months of 2001 were $200.6 million compared to net sales of $210.1 million reported in the comparable period in 2000. Export sales, including sales to Libbey's customers in Canada, were down 10.0%, decreasing to $22.5 million from $25.1 million in the year-ago period reflecting lower sales to Canadian customers combined with a weaker Canadian dollar.

Gross profit (defined as net sales including prepaid freight billed to customers less cost of sales) was $57.5 million in the first six months of 2001 compared to $65.6 million in the first six months of 2000 due to higher energy costs and the effect of lower sales.

Income from operations was $31.8 million compared to $37.2 million in the year-ago period as a result of lower sales and higher energy costs. Partially offsetting these factors were lower administrative costs.

Earnings before interest and income taxes (EBIT) were $34.8 million compared to $43.3 million due to the lower income from operations and lower equity earnings.

Net income was $18.4 million, or $1.18 per diluted share, compared to $20.7 million, or $1.34 per diluted share, in the year-ago period. A reduction in the company's effective tax rate to 37.1 percent from 44.2 percent in the year-ago quarter only partially offset lower earnings before interest and income taxes.


CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $167.6 million at June 30, 2001, compared to $161.4 million at December 31, 2000. Inventories declined during the quarter, as the company continues to target improved working capital management. While the company incurred normal seasonal increases in receivables and inventory year-to-date through June 30, 2001, it recorded a reduction of debt during the quarter of $10.7 million. Capital expenditures totaled $21.6 million year-to-date, as a result of furnace rebuild activity and investments in new equipment. The company expects capital expenditures to total approximately $27 to $29 million for the year. The seasonal increase in inventories and higher capital expenditures through June 30, 2001, were only slightly offset by lower accounts receivable and higher accounts payable. During the second quarter, the Company did not purchase any shares pursuant to its share repurchase plan. Board authorization remains for the purchase of an additional 973,600 shares. In addition, Libbey received dividends from its Vitrocrisa investments of $4.9 million in the first six months of 2001 compared to a dividend of $2.9 million in the first six months of 2000. The Company had additional debt capacity at June 30, 2001, under the Bank Credit Agreement of $212.7 million. Of Libbey's outstanding indebtedness, $42.6 million is subject to fluctuating interest rates at June 30, 2001. A change of one percent in such rates would result in a change in interest expense of approximately $0.4 million on an annual basis as of June 30, 2001.

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

In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of May 1, 2002, to meet the Company's longer term funding requirements. On June 15, 2001, the Company entered into an agreement with Bank of America; Bank One; and Bear, Stearns & Co. for new senior credit facilities totaling $625 million related to the Company's announced acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid. When implemented, the new credit facilities will replace the existing Bank Credit Agreement. The agreement calls for the Revolving Credit Facility to mature five years from the initial funding, the Term Loan A Facility to mature five years from the initial funding, and the Term Loan B Facility to mature seven years from the initial funding. The Company expects the initial funding to be in the fourth quarter, 2001.


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

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $125.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 2001, was 6.2% for an average remaining period of 3.1 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 4.2% at June 30, 2001. The Company had $42.6 million of debt subject to fluctuating interest rates at June 30, 2001. A change of one percent in such rates would result in a change in interest expense of approximately $0.4 million on an annual basis.

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(Statement 133), as amended. In accordance with the provisions of Statement 133, the Company recognizes all derivatives on the balance sheet at fair value.

The Company's Rate Agreements are recorded at fair value. The Company has also entered into commodity futures contracts to hedge the price of anticipated required purchases of natural gas and foreign currency forward contracts to hedge the purchase of equipment denominated in Deutsche marks. These instruments are also recorded at fair value.

The Company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged transaction or item affects earnings. At June 30, 2001, approximately $2.7 million of unrealized net loss was recorded in accumulated other comprehensive income (loss).


OTHER INFORMATION

On June 18, 2001, Libbey announced a definitive agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid. The transaction valued at $332 million is to be paid in cash. On July 20, the Federal Trade Commission requested additional information regarding Libbey's proposed acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid Inc. This request will extend the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. Libbey intends to respond to the request as quickly as practicable, and anticipates closing the transaction in the fourth quarter of this year.

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

Important factors potentially affecting performance include major slowdowns in the retail, travel, or entertainment industries in the United States, Canada, or Mexico; significant increases in interest rates that increase the Company's borrowing costs and per unit increases in the costs for natural gas, corrugated packaging, and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the Company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under U.S. GAAP and cash flow of the Company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels in the Company and Vitrocrisa from capacity realignment, re-engineering, and operational restructuring programs, or within the intended time periods; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; whether the Company completes any significant acquisition and whether such acquisitions can operate profitably including the Anchor Hocking acquisition.


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On May 10, 2001, at the annual meeting of stockholders, Messrs. Peter
          C. McC. Howell and Richard I. Reynolds were elected as members of Class II of the board of directors for three-year terms expiring on the date of the 2004 annual meeting. The results of the voting were:

          Name                         For                 Withheld
          ----                         ---                 --------

          Mr. Howell                   14,511,818           185,006
          Mr. Reynolds                 14,512,421           184,403

          A proposal to approve the Libbey 2002 Employee Stock Purchase Plan was submitted to the meeting and approved. The results of the voting were:

          For                          Against         Abstain
          ---                          -------         -------

          13,360,355                   704,611         32,365


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

              Exhibit
              Number                  Description
              ------                  -----------

              2.2 Share Purchase Agreement dated as of June 17, 2001, by and among Newell Rubbermaid Inc., Anchor Hocking Corporation, Menagerie Corporation, Newell Operating Company, and Libbey Inc. (filed as
                              Exhibit 2.2 to Registrant's Report of Form 8-K dated June 19, 2001, and incorporated herein by reference).

              2.3 Canadian Purchase Agreement dated as of June 17, 2001, by and among Newell Rubbermaid Inc., Newell Industries Canada Inc., Libbey Inc., and Libbey Canada Inc. (filed as Exhibit 2.3 to Registrant's Report of Form 8-K dated June 19, 2001, and incorporated herein by reference).


         (b.) A form 8-K was filed during the second quarter, dated June 19, 2001, with respect to an announcement through a press release that the Company had signed a purchase agreement to acquire the Anchor Hocking consumer and specialty glass business of Newell Rubbermaid in a stock purchase for approximately $332 million in cash.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LIBBEY INC.




Date  August 14, 2001                     By /s/ Kenneth G. Wilkes
     --------------------------              -------------------------------
                                          Kenneth G. Wilkes,
                                          Vice President, Chief Financial
                                          Officer
                                          (Principal Accounting Officer)