Form 10-Q
period 2001-09-30
LIBBEY INC
filed 2001-11-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)
         Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         [ ]  For Quarter Ended September 30, 2001

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   Libbey Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                       1-12084               34-1559357
----------------------------           -----------         -------------------
(State or other jurisdiction           (Commission            (IRS Employer
     of incorporation or                 File No.)         Identification No.)
        organization)


                   00 Madison Avenue, Toledo, Ohio        43604
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  419-325-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]
                                    -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.01 par value - 15,310,443 shares at October 31, 2001

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                               Three months ended September 30,
                                               --------------------------------
                                                   2001                  2000
                                                 --------              --------
Revenues:
  Net sales                                      $106,896              $108,089
  Royalties, net technical assistance
    income, and other revenues                      1,359                 1,652
                                                 --------              --------
    Total revenues                                108,255               109,741

Costs and expenses:
  Cost of sales                                    76,092                71,825

  Selling, general and administrative
    expenses                                       12,568                14,192
                                                 --------              --------

                                                   88,660                86,017
                                                 --------              --------
Income from operations                             19,595                23,724

Other income:
  Pretax equity earnings                            3,237                 2,714
  Other - net                                        (200)                   27
                                                 --------              --------
                                                    3,037                 2,741
                                                 --------              --------

Earnings before interest and income taxes          22,632                26,465

Interest expense - net                             (2,356)               (3,045)
                                                 --------              --------

Income before income taxes                         20,276                23,420

Provision for income taxes                          6,219                 9,123
                                                 --------              --------

Net income                                       $ 14,057              $ 14,297
                                                 ========              ========

Net income per share
     Basic                                       $   0.92              $   0.94
                                                 ========              ========
     Diluted                                     $   0.90              $   0.92
                                                 ========              ========

Dividends per share                              $  0.075              $  0.075
                                                 ========              ========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                               Nine months ended September 30,
                                               -------------------------------
                                                  2001                 2000
                                                --------             --------
Revenues:
  Net sales                                     $307,511             $318,143
    Royalties and net technical
      assistance income                            4,250                5,213
                                                --------             --------
      Total revenues                             311,761              323,356

Costs and expenses:
  Cost of sales                                  220,245              217,280

  Selling, general and administrative
    expenses                                      40,079               45,166
                                                --------             --------

                                                 260,324              262,446
                                                --------             --------
Income from operations                            51,437               60,910

Other income:
  Pretax equity earnings                           6,078                8,918
  Other - net                                        (77)                 (47)
                                                --------             --------
                                                   6,001                8,871
                                                --------             --------

Earnings before interest and income taxes         57,438               69,781

Interest expense - net                            (7,316)              (9,235)
                                                --------             --------

Income before income taxes                        50,122               60,546

Provision for income taxes                        17,715               25,508
                                                --------             --------

Net income                                      $ 32,407             $ 35,038
                                                ========             ========

Net income per share
     Basic                                      $   2.12             $   2.30
                                                ========             ========
     Diluted                                    $   2.08             $   2.25
                                                ========             ========


Dividends per share                             $  0.225             $  0.225
                                                ========             ========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    September 30,   December 31,
                                                        2001             2000
                                                    -------------   ------------
                                                     (unaudited)       (Note)
ASSETS
Current assets:
  Cash                                                $  2,023        $  1,282
  Accounts receivable:
    Trade, less allowances of $6,240
      and $6,788                                        53,703          47,747
    Other                                                5,892           3,992
                                                      --------        --------
                                                        59,595          51,739
  Inventories:
    Finished goods                                     103,260          94,822
    Work in process                                      5,202           6,060
    Raw materials                                        2,921           3,021
    Operating supplies                                     530             603
                                                      --------        --------
                                                       111,913         104,506

  Prepaid expenses and deferred taxes                    9,848           7,923
                                                      --------        --------
Total current assets                                   183,379         165,450

Other assets:
  Repair parts inventories                               5,442           8,027
  Intangibles, net of accumulated
    amortization of $3,179 and $2,951                    9,026           9,254
  Pension assets                                        27,124          21,638
  Deferred software, net of accumulated
    amortization of $10,069 and $8,651                   3,750           4,286
  Other assets                                           2,674             415
  Equity investments                                    85,338          84,727
  Goodwill, net of accumulated
    amortization of $17,316 and $16,174                 43,663          44,805
                                                      --------        --------
                                                       177,017         173,152

Property, plant and equipment, at cost                 251,163         224,532
  Less accumulated depreciation                        125,820         116,427
                                                      --------        --------
  Net property, plant and equipment                    125,343         108,105
                                                      --------        --------
Total assets                                          $485,739        $446,707
                                                      ========        ========

Note: The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd.)
                             (dollars in thousands)

                                                 September 30,    December 31,
                                                     2001             2000
                                                 -------------    ------------
                                                  (unaudited)        (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                     $  8,176        $ 10,000
  Accounts payable                                    26,235          29,861
  Salaries and wages                                   8,654          15,574
  Accrued liabilities                                 26,646          23,884
  Income taxes                                         7,629             954
  Long-term debt due within one year                  14,596              --
                                                    --------         -------
Total current liabilities                             91,936          80,273

Long-term debt                                       154,064         151,404
Deferred taxes                                        20,499          19,413
Other long-term liabilities                           12,513          12,670
Nonpension retirement benefits                        48,483          49,676

Shareholders' equity:
  Common stock, par value $.01
    per share, 50,000,000 shares authorized,
    17,999,843 shares issued and outstanding,
    less 2,689,400 treasury shares (17,829,202
    shares issued and outstanding, less
    2,575,800 treasury shares in 2000)                   153             152
  Capital in excess of par value                     287,882         284,930
  Treasury stock                                     (75,341)        (74,113)
  Deficit                                            (48,730)        (77,698)
  Accumulated other comprehensive loss                (5,720)             --
                                                    --------        --------
Total shareholders' equity                           158,244         133,271
                                                    --------        --------
Total liabilities and shareholders'
  equity                                            $485,739        $446,707
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

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                   2001                  2000
                                                 --------              --------
Operating activities
  Net income                                     $ 32,407              $ 35,038
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation                                 12,300                11,077
      Amortization                                  2,788                 3,169
      Other non-cash charges                         (844)                6,342
      Equity earnings                              (3,966)               (3,334)
      Net change in components of working
        capital and other assets                  (28,281)              (41,065)
                                                 --------              --------
Net cash provided by operating activities          14,404                11,227

Investing activities
  Additions to property, plant and
    equipment                                     (29,766)              (11,641)
  Other                                            (1,563)                  (63)
  Dividends received from equity
    investment                                      4,918                 2,940
                                                 --------              --------
Net cash used in investing activities             (26,411)               (8,764)

Financing activities
  Net bank credit facility activity                14,596                    --
  Other net payments                                  836                  (270)
  Stock options exercised                           1,984                 1,227
  Treasury shares purchased                        (1,229)               (2,076)
  Dividends                                        (3,439)               (3,427)
                                                 --------              --------
Net cash provided by (used in) financing
  activities                                       12,748                (4,546)
                                                 --------              --------

Effect of exchange rate fluctuations
  on cash                                              --                   (49)
                                                 --------              --------

Increase (decrease) in cash                           741                (2,132)

Cash at beginning of year                           1,282                 3,918
                                                 --------              --------

Cash at end of period                            $  2,023              $  1,786
                                                 ========              ========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT
The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage, or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin will vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at September 30, 2001. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At September 30, 2001, the Company had $4.8 million in letters of credit outstanding under the Facility.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $125 million of debt under its Bank Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 2001, was 6.2% for an average remaining period of 2.9 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.2% at September 30, 2001.

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

On June 15, 2001, the Company entered into an agreement with Bank of America; Bank One; and Bear, Stearns & Co. for new senior credit facilities totaling $625 million related to the Company's announced acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid. When implemented, the new credit facilities will replace the existing Bank Credit Agreement. The new credit facilities are comprised of a $325 million Revolving Credit Facility that matures five years from the initial funding, a $150 million Term Loan A Facility that matures five years from the initial funding, and a $150 million Term Loan B Facility that matures seven years from the initial funding. The Company expects the initial funding to be in the fourth quarter, 2001.


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

                                               September 30,     December 31,
                                                   2001             2000
                                               -------------     ------------
Current assets                                    $ 95,245         $ 84,266
Non-current assets                                 130,478          140,644
                                                  --------         --------
  Total assets                                     225,723          224,910

Current liabilities                                 71,312           65,496
Other liabilities and deferred items               130,009          134,884
                                                  --------         --------
  Total liabilities and deferred items             201,321          200,380
                                                  --------         --------
Net assets                                        $ 24,402         $ 24,530
                                                  ========         ========

                                                         Three months ended
                                                           September 30,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------
Net sales                                              $ 50,309      $ 54,840
  Cost of sales                                          39,595        37,003
                                                       --------      --------
Gross profit                                             10,714        17,837
  Operating expenses                                      5,447         5,637
                                                       --------      --------
Income from operations                                    5,267        12,200
  Other income (loss)                                     3,194        (2,653)
                                                       --------      --------
Earnings before finance costs and taxes                   8,461         9,547
  Interest expense                                        2,146         2,710
  Translation gain (loss)                                 1,157          (435)
                                                       --------      --------
Earnings before income taxes and profit
  sharing                                                 7,472         6,402
                                                       --------      --------
  Income taxes and profit sharing                         1,011         2,550
                                                       --------      --------
Net income                                             $  6,461      $  3,852
                                                       ========      ========


                                                         Nine months ended
                                                           September 30,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------
Net sales                                              $146,407      $156,020
  Cost of sales                                         112,154       108,853
                                                       --------      --------
Gross profit                                             34,253        47,167
  Operating expenses                                     15,955        16,857
                                                       --------      --------
Income from operations                                   18,298        30,310
  Other income (loss)                                     3,959        (1,762)
                                                       --------      --------
Earnings before finance costs and taxes                  22,257        28,548
  Interest expense                                        6,480         7,796
  Translation gain (loss)                                  (777)           43
                                                       --------      --------
Earnings before income taxes and profit
  sharing                                                15,000        20,795
                                                       --------      --------
  Income taxes and profit sharing                         4,308        11,394
                                                       --------      --------
Net income                                             $ 10,692      $  9,401
                                                       ========      ========


In 2001, the Company is reporting pre-tax equity earnings in condensed consolidated statements of income with related Mexican taxes included in the provision for income taxes. Prior to 2001, the Company reported equity earnings as a single line item, which included Mexican taxes. As such, the Company has reclassified its third quarter and year-to-date 2000 equity earnings to correspond to the 2001 presentation. The equity earnings are as follows:

                                                    Three months ended
                                                      September 30,
                                                   --------------------
                                                     2001        2000
                                                   -------      -------
Pre-tax equity earnings                            $ 3,237      $ 2,714
Mexican taxes                                         (495)      (1,250)
                                                   -------      -------
Net equity earnings                                $ 2,742      $ 1,464
                                                   =======      =======


                                                     Nine months ended
                                                       September 30,
                                                   ---------------------
                                                     2001        2000
                                                   -------      -------
Pre-tax equity earnings                            $ 6,078      $ 8,918
Mexican taxes                                       (2,112)      (5,584)
                                                   -------      -------
Net equity earnings                                $ 3,966      $ 3,334
                                                   =======      =======


3.   CASH FLOW INFORMATION
Interest paid in cash by the Company aggregated $8,218 and $8,995 for the first nine months of 2001 and 2000, respectively. Interest expense capitalized was $656 and $0 for the first nine months of 2001 and 2000, respectively. Income taxes paid in cash by the Company aggregated $4,497 and $22,362 for the first nine months of 2001 and 2000, respectively.


4.   NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Quarter ended September 30,                          2001             2000
---------------------------                       ----------       ----------
Numerator for basic and diluted
  earnings per share -- net income
  which is available to common
  shareholders
                                                     $14,057          $14,297
Denominator for basic earnings per
  share -- weighted-average shares
  outstanding
                                                  15,321,922       15,244,918
Effect of dilutive securities --
  employee stock options
                                                     322,752          329,105
                                                  ----------       ----------
Denominator for diluted earnings
  per share -- adjusted weighted-
  average shares and assumed
  conversions                                     15,644,674       15,574,023

Basic earnings per share                              $ 0.92           $ 0.94
Diluted earnings per share                            $ 0.90           $ 0.92


Nine months ended September 30,                      2001             2000
-------------------------------                   ----------       ----------
Numerator for basic and diluted
  earnings per share -- net income
  which is available to common
  shareholders
                                                     $32,407          $35,038
Denominator for basic earnings per
  share -- weighted-average shares
  outstanding
                                                  15,286,098       15,252,304
Effect of dilutive securities --
  employee stock options                             292,202          304,150
                                                  ----------       ----------
Denominator for diluted earnings
  per share -- adjusted weighted-average
  shares and assumed conversions                  15,578,300       15,556,454

Basic earnings per share                              $ 2.12           $ 2.30
Diluted earnings per share                            $ 2.08           $ 2.25



5. COMPREHENSIVE INCOME
The Company's components of comprehensive income are net income, foreign currency translation adjustments (2000), and change in fair value of derivative adjustments (2001). During the third quarter of 2001 and 2000, total comprehensive income amounted to $11,039 and

$14,241, respectively. For the first nine months of 2001 and 2000, comprehensive income amounted to $26,687 and $35,187, respectively.

Total comprehensive income is as follows:

                                                      Three months ended
                                                        September 30,
                                                    ----------------------
                                                      2001          2000
                                                    -------        -------
Net income                                          $14,057        $14,297
Change in fair value of derivative
  instruments                                        (3,018)            --
Cumulative effect of change in method
  of accounting                                          --             --
Foreign currency translation adjustments                 --            (56)
                                                    -------        -------
                                                    $11,039        $14,241
                                                    =======        =======

                                                       Nine months ended
                                                         September 30,
                                                    ----------------------
                                                      2001          2000
                                                    -------        -------
Net income                                          $32,407        $35,038
Change in fair value of derivative
  instruments                                        (5,047)            --
Cumulative effect of change in method
  of accounting                                        (673)            --
Foreign currency translation adjustments
                                                         --            149
                                                    -------        -------
                                                    $26,687        $35,187
                                                    =======        =======


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

As of September 30, 2001, the Company has Rate Agreements for $125.0 million of its variable rate debt, commodity futures contracts for 2.9 million BTUs of natural gas, and foreign currency forward contracts for 1.4 million Deutsche marks.

The Company recognizes all derivatives on the balance sheet at fair value. The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense, natural gas futures contracts in natural gas expense in cost of sales, and foreign currency forward contracts for the purchase of new equipment in capital expenditures.

All of the Company's derivatives qualify and are designated as cash flow hedges at September 30, 2001. The derivatives were designated as cash flow hedges at the time of adoption of Statement 133 or at the time they were executed, if later than January 1, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately.

During the quarter ended September 30, 2001, an unrealized net loss of $2.5 million (net of tax) related to interest rate swap agreements was included in OCI. An unrealized net loss of $0.5 million (net of tax) related to commodity futures contracts was included in OCI. The amount recognized in OCI at September 30, 2001, for foreign currency forward contracts was not material. During the first nine months of 2001, an unrealized net loss of $3.4 million (net of tax) related to interest rate swap agreements was included in OCI, including a $(0.8) million cumulative transition adjustment as of January 1, 2001. An unrealized loss of $2.4 million (net of tax) related to commodity futures contracts was included in OCI. The January 1, 2001, transition adjustment for the commodity futures contracts and foreign currency forward contracts were not material.

The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized during the third quarter of 2001 was not material.


7. NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, "Business Combinations." Statement No. 141 changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated and any necessary reclassifications must be made in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired (other than those acquired in a business combination, which is addressed by Statement No. 141) and the subsequent accounting for goodwill and other intangible assets after initial recognition. Statement No. 142 eliminates the amortization of goodwill and intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Adoption of this statement will also require the Company to reassess the useful lives of all intangible assets acquired, and make any necessary amortization period adjustments. Goodwill and other intangible assets not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement No. 142 requires a two-step process for testing goodwill for impairment. First, the fair value of each reporting unit will be compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill will be determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets will be measured as the excess of its carrying value over its fair value. Goodwill and intangible assets acquired after June 30, 2001, will be immediately subject to the amortization provisions of this statement. For goodwill and other intangible assets acquired on or before June 30, 2001, the Company is required to adopt Statement No. 142 on January 1, 2002. The Company has not yet determined the impact of the adoption of Statement No. 142.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.


8.  ACQUISITION OPPORTUNITY
On June 18, 2001, Libbey announced a definitive agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid. The transaction valued at $332 million is to be paid in cash. On July 20, the Federal Trade Commission began requesting additional information regarding Libbey's proposed acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid Inc., which has extended the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. Libbey is responding to the request as quickly as practicable, and anticipates closing the transaction in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

                                                     Three months ended
                                                        September 30,
                                                 --------------------------
                                                   (dollars in thousands)
                                                   2001              2000
                                                 --------          --------
Net sales                                        $106,896          $108,089

Gross profit                                       31,286            36,848
As a percent of sales                               29.3%             34.1%

Income from operations                            $19,595           $23,724
As a percent of sales                               18.3%             21.9%

Earnings before interest
  and income taxes                                $22,632           $26,465
As a percent of sales                               21.2%             24.5%

Net income                                        $14,057           $14,297
As a percent of sales                               13.2%             13.2%


For the quarter ended September 30, 2001, sales were $106.9 million compared to $108.1 million in the year-ago quarter. Increased retail sales partially offset declines in other channels of distribution, principally as a result of sluggish economic conditions and the negative impact of the events of September 11, 2001, on the economy. Export sales were down 9.6%, decreasing to $12.2 million from $13.5 million in the year-ago period. Increased sales to Canadian customers during the quarter only slightly offset the decrease in sales to other export customers, primarily due to the economic downturn in key export markets combined with the ongoing strengthening of the U.S. dollar.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $31.3 million in the third quarter of 2001 compared to $36.8 million in the third quarter of 2000; and as a percent of sales was 29.3% in the third quarter of 2001 compared to 34.1% in the year-ago quarter. Higher energy costs and the effect of lower sales were the major factors impacting gross profit during the third quarter 2001, as well as energy savings initiatives which were realized in the prior year quarter.

Income from operations was $19.6 million compared to $23.7 million in the third quarter last year. Lower selling, general, and administrative expenses, primarily due to lower compensation expenses, partially offset the impact of higher natural gas costs, lower sales, and energy savings initiatives which were realized in the prior year quarter.

Earnings before interest and income taxes (EBIT) were $22.6 million compared with $26.5 million in the third quarter last year. Equity earnings were $3.2 million on a pretax basis, an increase of 19.3% from $2.7 million pretax in the third quarter of 2000. The increase in equity earnings is principally attributable to operating expense benefits associated with a change in the legal and tax status of Vitrocrisa in Mexico partially offset by sluggish end markets in Mexico and the impact of a stronger Mexican peso at the company's joint venture in Mexico, Vitrocrisa. The company expects equity earnings will approximate $7 million pretax for 2001.

Net income was $14.1 million, or 90 cents per share on a diluted basis, compared with $14.3 million or 92 cents per share on a diluted basis in the year-ago period. Declining interest rates contributed to a reduction in interest expense. A reduction in the company's effective tax rate to 30.7% from 39.0% in the year-ago quarter contributed to net income. The reduction in the company's effective tax rate is primarily attributable to lower Mexican taxes related to a reorganization at Vitrocrisa which provided certain one-time tax benefits and a reduction in tax on undistributed earnings. Increased state tax credits in the United States also contributed. The company believes the nine month year-to-date effective tax rate of 35.3% is representative of the expected effective tax rate for the full year 2001.


RESULTS OF OPERATIONS - NINE MONTHS 2001 COMPARED WITH NINE MONTHS 2000

                                                      Nine months ended
                                                        September 30,
                                                   -----------------------
                                                    (dollars in thousands)
                                                     2001           2000
                                                   --------       --------
Net sales                                          $307,511       $318,143

Gross profit                                         88,747        102,433
As a percentage of sales                              28.9%          32.2%

Income from operations                              $51,437        $60,910
As a percentage of sales                              16.7%          19.1%

Earnings before interest
  and income taxes                                  $57,438        $69,781
As a percentage of sales                              18.7%          21.9%

Net income                                          $32,407        $35,038
As a percentage of sales                              10.5%          11.0%

Net sales for the first nine months of 2001 were $307.5 million compared to net sales of $318.1 million reported in the comparable period in 2000. Export sales, including sales to Libbey's customers in Canada, were down 9.9%, decreasing to $34.8 million from $38.6 million in the year-ago period reflecting the economic downturn in key export markets combined with the ongoing strengthening of the U.S. dollar.

Gross profit (defined as net sales including prepaid freight billed to customers less cost of sales) was $88.7 million in the first nine months of 2001 compared to $102.4 million in the first nine months of 2000 due to higher energy costs and the effect of lower sales, as well as energy savings initiatives which were realized in the prior year quarter.


Income from operations was $51.4 million compared to $60.9 million in the year-ago period as a result of lower sales, higher energy costs, and energy savings initiatives which were realized in the prior year quarter. Partially offsetting these factors were lower administrative costs, including lower compensation expenses.

Earnings before interest and income taxes (EBIT) were $57.4 million compared to $69.8 million due to the lower income from operations and lower equity earnings.

Net income was $32.4 million, or $2.08 per diluted share, compared to $35.0 million, or $2.25 per diluted share, in the year-ago period. A reduction in the company's effective tax rate to 30.7% from 39.0% in the year-ago quarter only partially offset lower earnings before interest and income taxes.


CAPITAL RESOURCES AND LIQUIDITY

The Company had total debt of $176.8 million at September 30, 2001, compared to $161.4 million at December 31, 2000. Inventories declined compared to the year-ago quarter, as the company continues to target improved working capital management. The Company incurred seasonal increases in receivables and inventory year to date through September 30, 2001. Capital expenditures totaled $29.8 million year to date, as a result of furnace rebuild activity and investments in new equipment. The Company expects capital expenditures to total approximately $32 million for the year. Continued emphasis at the Company will be placed on the prudent management of working capital and increasing returns on the capital employed in the business. The seasonal increase in inventories and higher capital expenditures through September 30, 2001, were also impacted by higher accounts receivable and lower accounts payable. During the third quarter, the Company purchased 38,000 shares pursuant to its share repurchase plan for $1.1 million. Board authorization remains for the purchase of an additional 935,600 shares. In addition, Libbey received dividends from its Vitrocrisa investments of $4.9 million in the first nine months of 2001 compared to a dividend of $2.9 million in the first nine months of 2000. The Company had additional debt capacity at September 30, 2001, under the Bank Credit Agreement of $209.2 million. Of Libbey's outstanding indebtedness, $49.2 million is subject to fluctuating interest rates at September 30, 2001. A change of one percent in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis as of September 30, 2001.

The Company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement.

In addition, the Company anticipates refinancing the Bank Credit Agreement at or prior to the maturity date of May 1, 2002, to meet the Company's longer term funding requirements. On June 15, 2001, the Company entered into an agreement with Bank of America; Bank One; and Bear, Stearns & Co. for new senior credit facilities totaling $625 million related to the Company's announced acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid. When implemented, the new credit facilities will replace the existing Bank Credit Agreement. The new credit facilities are comprised of a $325 million Revolving Credit Facility that matures five years from the initial funding, a $150 million Term Loan A Facility that matures five years from the initial funding, and a $150 million Term Loan B Facility that matures seven years from the initial funding. The Company expects the initial funding to be in the fourth quarter, 2001.


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

The Company is exposed to market risk associated with changes in interest rates in the U.S. However, the Company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $125.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at September 30, 2001, was 6.2% for an average remaining period of 2.9 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.2% at September 30, 2001. The Company had $49.2 million of debt subject to fluctuating interest rates at September 30, 2001. A change of one percent in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis.

The interest rate differential to be received or paid under the Rate Agreements is being recognized over the life of the Rate Agreements as an adjustment to interest expense. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts. At December 31, 2000, the carrying value of the long-term debt approximates its fair value based on the Company's current incremental borrowing rates. The fair market value for the Company's Rate Agreements at December 31, 2000, was $(1.2) million. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the Company's Rate Agreements is based on quotes from brokers for comparable contracts. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

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

The Company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged transaction or item affects earnings. At September 30, 2001, approximately $5.7 million of unrealized net loss was recorded in accumulated other comprehensive income (loss).


OTHER INFORMATION

On June 18, 2001, Libbey announced a definitive agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid. The transaction valued at $332 million is to be paid in cash. On July 20, the Federal Trade Commission began requesting additional information regarding Libbey's proposed acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid Inc., which has extended the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. Libbey is responding to the request as quickly as practicable, and anticipates closing the transaction in the fourth quarter of this year.

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

Important factors potentially affecting performance include major slowdowns in the retail, travel, restaurant and bar, or entertainment industries in the United States, Canada, or Mexico including the impact of the terrorist attacks in the United States of September 11, 2001, on the retail, travel, restaurant and bar, or entertainment industries; significant increases in interest rates that increase the Company's borrowing costs and per unit increases in the costs for natural gas, corrugated packaging, and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the Company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under U.S. GAAP and cash flow of the Company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels in the Company and Vitrocrisa from capacity realignment, re-engineering, and operational restructuring programs, or within the intended time periods; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; whether the Company completes any significant acquisition, including the Anchor Hocking acquisition, and whether such acquisitions can operate profitably.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits

     (b.) No form 8-Ks were filed during the quarter





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LIBBEY INC.


Date  November 14, 2001              By        /s/ Kenneth G. Wilkes
      ----------------------             -------------------------------
                                         Kenneth G. Wilkes,
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)