Form 10-K405
period 2001-12-31
LIBBEY INC
filed 2002-04-01
CIK 902274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


(Mark One)
    [X]         Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                                       or
    [ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
       Yes     X           No ______
           ---------


                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value (based on the consolidated tape closing price on March 15, 2002) of the voting stock beneficially held by non-affiliates of the registrant was approximately $562,388,290. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 15, 2002 was 15,353,637.



                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, May 2, 2002 ("Proxy Statement").






                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS



PART I
       ITEM 1.       BUSINESS...................................................................................  1
       ITEM 2.       PROPERTIES.................................................................................  9
       ITEM 3.       LEGAL PROCEEDINGS.........................................................................  10
       ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  10
       EXECUTIVE OFFICERS OF THE REGISTRANT....................................................................  11

PART II
       ITEM 5.       MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER
                     MATTERS.................................................................................... 12
       ITEM 6.       SELECTED FINANCIAL DATA.................................................................... 13
       ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS........................................................ 14
       ITEM 7a.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK................................. 18
       ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................ 23
       ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE........................................................ 52

PART III
       ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................... 52
       ITEMS 11. and 13. EXECUTIVE COMPENSATION AND CERTAIN
                      RELATIONSHIPS AND RELATED TRANSACTIONS.................................................... 52
       ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT............................................................................. 52

PART IV
       ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
                     ON FORM 8-K................................................................................ 53
       SIGNATURES    ........................................................................................... 54
       INDEX TO FINANCIAL STATEMENT SCHEDULE.................................................................... 56
       EXHIBIT INDEX ........................................................................................... E-1


PART I

     ITEM 1.        BUSINESS


GENERAL

Libbey ("the Company") is a leading supplier of tableware products in the U.S. and Canada. The products are also exported to more than 75 countries. Libbey designs and markets, under the LIBBEY(R) brand name, an extensive line of high-quality glass tableware, ceramic dinnerware and metal flatware. Libbey also manufactures and markets ceramic dinnerware under the Syracuse China(R) brand name through its subsidiary Syracuse China. Through its World Tableware subsidiary, Libbey also imports and sells flatware, holloware and ceramic dinnerware. Through its joint venture, Vitrocrisa, the Company has established reciprocal distribution agreements giving Libbey exclusive distribution rights for Vitrocrisa's glass tableware products under the Crisa(R) brand name in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for Libbey's glass tableware products in Latin America.

Libbey also has an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada to foodservice users. Luigi Bormioli is a highly regarded supplier of high-end glassware which is used in the finest eating and drinking establishments.

Acquisitions have been and will be an important part of the strategy to grow sales and profits. The Company's strategy is to be a more global provider of glass tableware and a provider of a broader supply of products to the foodservice industry. This strategy is primarily focused on two fronts: 1) acquiring foodservice supply companies, enabling Libbey to become a broader supplier of products to its foodservice distributors and 2) leveraging its proprietary glass-making technology through joint ventures, outright acquisitions or new green meadow facilities for international glass tableware manufacturing.

The acquisitions of the business of Libbey Canada (1993) and the joint venture investment in Vitrocrisa (1997) have made Libbey a leading supplier of glass tableware in North America. The acquisitions of Syracuse China (1995) and World Tableware (1997) have expanded the Company's portfolio of foodservice supply products.

In June 2001, Libbey announced its intent to acquire the Anchor Hocking division of Newell Rubbermaid Inc. ("Newell Rubbermaid") for $332 million. Libbey deems the combination of the two long-standing American brands in glass tableware and the attendant synergies and cost savings to be significant. In the face of increasing and constant competitive challenge from abroad, Libbey believes its ability to compete and better service the broader needs of its customers would be enhanced as a result of the acquisition.

On July 20, 2001, the Federal Trade Commission ("FTC") requested additional information regarding Libbey's proposed acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid, which extended the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. Libbey responded to their request by providing the necessary additional information. On December 18, 2001, the United States FTC authorized its staff to file a complaint in the United States Federal District Court to seek a preliminary injunction to block Libbey's proposed acquisition of the Anchor Hocking business of Newell Rubbermaid. The FTC filed suit on January 14, 2002. In an attempt to comply with the FTC's objections and complete the purchase on terms that are acceptable to the parties and the FTC, Libbey and Newell Rubbermaid announced an amended purchase agreement on January 22, 2002, concerning the acquisition of the Anchor Hocking consumer and specialty glass business for approximately $277.5 million in cash. The amended transaction does not include the foodservice business of Anchor Hocking, which generated approximately $17 million in worldwide net sales in 2001, which will be retained by Newell Rubbermaid. Libbey has vigorously defended its rights in the federal court proceeding, which remains undecided. The Company anticipates the suit brought by the FTC will be resolved and the closing of the transaction will occur before April 30, 2002.



PRODUCTS

Libbey's tableware products consist of glass tableware, ceramic dinnerware, metal flatware and metal holloware. Libbey's glass tableware includes tumblers, stemware, mugs, plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other items.

Vitrocrisa's glass tableware product assortment includes, in addition to the product types produced by Libbey, glass bakeware and handmade glass tableware. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

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

DOMESTIC SALES

Approximately 89% of Libbey's sales are to domestic customers and are sold domestically for a broad range of uses. Libbey sells both directly to end users of the product and through networks of distributors and utilizes both a direct sales force and manufacturers' representatives. Libbey has the largest manufacturing, distribution and service network among North American glass tableware manufacturers.

Libbey defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, specialized bottles, handmade glassware and lead crystal valued at less than $5 per piece. Libbey has, according to management estimates, the leading market share in glass tableware sales in U.S. foodservice applications. The majority of Libbey's tableware sales to foodservice end users are made through a network of approximately 500 foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national restaurant chains, independently owned bars, restaurants and casinos. Syracuse China and World Tableware are recognized as long-established suppliers of high quality ceramic dinnerware and flatware, respectively. They are both among the leading suppliers of their respective product categories to foodservice end users.

Libbey's leading customers in retail are mass merchants. In recent years, Libbey has been able to increase its total sales by increasing its sales to traditional department stores and specialty housewares stores. With this expanded retail representation, Libbey is better positioned to successfully introduce profitable new products. Libbey also sells imported dinnerware and metal flatware to retailers in the United States and Canada under the LIBBEY(R) brand name. Libbey sources this ceramic dinnerware and metal flatware by leveraging the relationships it has with its existing suppliers for World Tableware products for foodservice applications. Libbey operates four factory outlet stores located at or near each of its United States manufacturing locations.

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

Libbey also sells its tableware products to supermarket chains for continuity programs. In 2001, Libbey sold tableware products through continuity programs to approximately 5,400 supermarkets in the U.S. and Canada.


INTERNATIONAL EXPANSION AND EXPORT SALES

Libbey exports its products through independent agents and distributors to over 75 countries around the world, competing in the tableware markets of Latin America, Asia and Europe. Through its export operation, Libbey sells its tableware product to foodservice, retail and premium customers internationally.

Libbey's export sales, which include sales to customers in Canada, represent approximately 11% of total sales in 2001. Libbey believes that expanding its sales to export markets represents an important growth opportunity for the future.

Libbey currently has technical assistance agreements with companies covering operations in various countries. These agreements, which cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration, allow Libbey to participate in the worldwide growth of the glass tableware industry and to keep abreast of potential sales and marketing opportunities in those countries. During 2001, Libbey's technical assistance agreements and licenses produced royalties of $3.7 million. Libbey also sells machinery, primarily glass-forming machinery, to certain parties with which it has technical assistance agreements.


MANUFACTURING

Libbey owns and operates three glass tableware manufacturing plants in the United States located in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California. Libbey owns and operates a ceramic dinnerware plant in Syracuse, New York. Libbey operates distribution centers located at or near each of its manufacturing facilities (See "Properties"). In addition, Libbey operates distribution centers for its Vitrocrisa-supplied products in Laredo, Texas and World Tableware products near Chicago, Illinois. During 2001, Libbey invested more in state-of-the-art production equipment and facilities than any year in the Company's history, a record $35.2 million.

The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable Libbey to supply significant quantities of its product to virtually all of its customers in a short period of time. Libbey is the only glass tableware producer operating more than two manufacturing facilities in the United States.

The manufacture of Libbey's glass tableware products involves the use of automated processes and technologies. Much of Libbey's glass tableware production machinery was designed by Libbey and has evolved and been continuously refined to incorporate technology advancements. During 2001,

Libbey developed and installed state-of-the-art stemware production equipment. Among the benefits are improved stemware features, including elegant and taller stems, more stylish designs, increased production speeds and a reduction in machine changeover time. Other new production equipment was purchased in 2001 for our glass tableware operations that will give Libbey similar benefits. In addition, Libbey has installed robotics technology in certain of its labor-intensive manufacturing processes. Libbey believes that its production machinery and equipment continue to be adequate for its needs in the foreseeable future.

Libbey's glass tableware products are generally produced using one of two manufacturing methods or, in the case of certain stemware, a combination of such methods. Most of Libbey's tumblers and stemware and certain other glass tableware products are produced by forming molten glass in molds with the use of compressed air and are known as "blown" glass products. Libbey's other glass tableware products and the stems of certain of its stemware are "pressware" products, which are produced by pressing molten glass into the desired product shape.

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at Libbey's Syracuse, New York production facility or imported by World Tableware from primarily China, Malaysia and Bangladesh. Libbey installed a new fast-fire kiln technology at Syracuse China during 2001, resulting in increased production speeds and yields, lower operating costs and a faster new product development cycle. The investment was the single largest capital project at Syracuse China since Libbey purchased the business in 1995. All metal flatware and metal holloware are sourced by Libbey's World Tableware subsidiary primarily from China, Indonesia, Japan, Korea and Thailand.

Libbey employs a team of engineers whose responsibilities include efforts to improve and upgrade Libbey's manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and implement the large number of innovative changes continuously being made to Libbey's product designs, sizes and shapes.

All of the raw materials used by Libbey, principally sand, lime, soda ash and clay, have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had, and are not expected to have, a material adverse effect on Libbey's operations in the future. Natural gas is a primary source of energy in Libbey's production processes, and variability in the price for natural gas can have an impact on its profitability. Historically, the Company has used natural gas hedging contracts to partially mitigate this impact.


SALES AND MARKETING

Libbey has its own sales staff located strategically throughout the U.S. and Canada who call on customers and distributors. In addition, Libbey retains the services of approximately 25 manufacturing representatives' organizations. These manufacturing representatives' organizations are in addition to over 80 Libbey sales professionals located in various metropolitan areas throughout the U.S. and Canada. The majority of Libbey's tableware sales to foodservice end users are made through approximately 500 distributors, who serve a vital function in the distribution of Libbey's products and with whom Libbey works closely in connection with marketing and selling efforts. Most of Libbey's retail, industrial and premium market sales are made directly by Libbey's own sales force.

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


COMPETITORS

Libbey's business is highly competitive, with the principal competitive factors being customer service, brand name, product quality, delivery time and price. Competitors in glass tableware include among others Arc International, a private French company; Indiana Glass Company (a unit of Lancaster Colony Corporation); Oneida Ltd. and Anchor Hocking (a unit of Newell Rubbermaid Inc.). Arc International distributes glass tableware to U.S. foodservice customers through Cardinal International, Inc. Indiana Glass Company manufactures in the United States and sells a wide variety of glassware. Oneida Ltd. operates by sourcing glass tableware from foreign manufacturers, including Pasabahce (Turkey), Schott (Germany) and Calp (Italy). Anchor Hocking is primarily a supplier of glass beverageware and bakeware to retail markets in the U.S. In recent years, Libbey has experienced increasing competition from foreign glass tableware manufacturers, including Arc International (France), Kedaung (Indonesia), and Pasabahce (Turkey) as well as various factories from the People's Republic of China. In addition, other materials, such as plastics, also compete with glassware.

Competitors in U.S. ceramic dinnerware include among others Homer Laughlin (a private U.S. company) and Rego China and Buffalo China (units of Oneida Ltd.). Competitors in metal flatware are Oneida Ltd. and various importing companies. Some of Libbey's competitors have substantially greater financial and other resources than Libbey.

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


SEASONALITY

Due primarily to the impact of consumer buying patterns and production activity, Libbey's profits tend to be strongest in the third quarter and weakest in the first quarter of each year. As a consequence, profits typically range between 41% and 47% in the first half of each year and 53% to 59% in the second half of the year.


ENVIRONMENTAL MATTERS

Libbey's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Libbey has shipped, and continues to ship, waste materials for off-site disposal. Although Libbey is not named as a potentially responsible party with respect to any waste disposal site matters pending prior to June 24, 1993, the date of Libbey's initial public offering and separation from Owens-Illinois, Inc. ("Owens-Illinois"). Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which Libbey may also have shipped wastes and bears some responsibility. Owens-Illinois has agreed to defend and hold harmless the Company against any costs or liabilities it may incur in connection with any such matters identified and pending as of June 24, 1993 and to indemnify it for any liability which results from these matters in excess of $3 million. Libbey believes that if it is necessary to draw upon this indemnification, collection is probable.

Pursuant to the indemnification agreement, Owens-Illinois is defending the Company with respect to the King Road landfill. In January 1999, a suit was instituted by the Board of Lucas County Ohio Commissioners against Owens-Illinois, the Company and numerous other defendants (59 companies named in the complaint as potentially responsible parties) in the United States District Court for the Northern District of Ohio seeking to recover contribution for past and future costs incurred by the County in response to the release or threatened release of hazardous substances at the King Road landfill formerly operated and closed by the County. The complaint was dismissed without prejudice in October 2000 and at the time of the dismissal it was anticipated the suit would be refiled at a future date when more information as to the appropriate environmental remedy becomes available. However, as of this date, refiling of the suit does not appear imminent and the attorneys for the Lucas County Commissioners and the attorneys for the Ohio Environmental Protection Agency are still discussing remedies.

Subsequent to June 24, 1993, Libbey has been named a potentially responsible party at four other sites, all of which have been settled for immaterial amounts. No further sums are expected to be paid with respect to these sites unless unusual and unanticipated contingencies occur.

Through a subsidiary, Syracuse China Company, the Company acquired on October 10, 1995 from The Pfaltzgraff Co. and certain of its subsidiary corporations the assets operated as Syracuse China. The Pfaltzgraff Co. entered into an Order on Consent effective November 1, 1994 with the New York State Department of Environmental Conservation (DEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. As part of the Asset Purchase Agreement the Syracuse China Company agreed to share a part of the remediation and related expense up to a maximum of fifty percent of such costs with a maximum limit for Syracuse China Company of $1,350,000. Notwithstanding the foregoing Syracuse China Company is not a party to the decree. Construction of the approved remedy began in 2000 and is expected to be completed in 2002.

In addition, Syracuse China Company has been named as a potentially responsible party by reason of its potential ownership of certain property adjoining its plant, which has been designated a sub-site of a superfund site. Libbey believes that any contamination of such sub-site was caused by and will be remediated by other parties at no cost to Syracuse China. Such other parties have acquired ownership of the sub-site which should end any responsibility of Syracuse China with respect to the sub-site. In any event, any expense with respect to such sub-site for which Syracuse China may be deemed responsible would likely be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.

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

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by Libbey on the exterior surface of its decorated products. Capital expenditures for property, plant and equipment for environmental control activities were not material during 2001. Libbey believes that it is in material compliance with all federal, state and local environmental laws, and Libbey is not aware of any regulatory initiatives that would be expected to have a material effect on Libbey's products or operations.


NUMBER OF EMPLOYEES

Libbey employed approximately 3,200 persons at December 31, 2001. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements, which were entered into in the fourth quarter of 2001 and expire at various times during the fourth quarter of 2004 at two manufacturing locations and the fourth quarter of 2006 at the third manufacturing location. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement, which expires in March 2002 and negotiations are ongoing at the date of filing. Libbey considers its employee relations to be good.


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


     ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings arising in the ordinary course of its business. In addition, in July, the Federal Trade Commission ("FTC") announced their intent to investigate the proposed Anchor Hocking acquisition previously described. The FTC eventually challenged the transaction late in the year, focusing on the foodservice component of Anchor's business, which generated approximately $17 million in net sales in 2001. The FTC filed a complaint seeking a preliminary injunction in the United States District Court for the District of Columbia on January 14, 2002, to block the merger. A restructured transaction was announced January 22, 2002, and the Company believed it responded to the FTC's issue. Libbey agreed to buy the retail and specialty glass business of Anchor Hocking with sales of $186 million in 2001, and agreed to have no part in Anchor Hocking's foodservice business. The purchase price for the remaining consumer and specialty glass businesses of Anchor Hocking was reduced to $277.5 million. Libbey would continue to purchase the two manufacturing facilities of Anchor Hocking. The foodservice business including molds used in the manufacture of the foodservice glass tableware would be left with Newell Rubbermaid, and they would outsource their production needs, as commonly done by other key players in the glass tableware industry. Libbey defended its rights in a federal court proceeding. At filing time of this report, we had no decision from the judge. A negative ruling in the Anchor Hocking judicial proceeding could result in a write-off of acquisition-related costs totaling approximately $11 to $12 million pretax. No other legal proceeding the Company is engaged in would be deemed to be material to the Company.




     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and the ages, positions and offices held (as of the date hereof), and a brief account of the business experience of each executive officer of the Company.


NAME                                          AGE           POSITION
----                                          ---           --------

John F. Meier                                  54           Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                          1993; Executive Vice President and General Manager from December
Executive Officer                                           1990 to June 1993.

Richard I. Reynolds                            55           Executive Vice President and Chief Operating Officer since
Executive Vice President and Chief Operating                November 1995; Vice President and Chief Financial Officer from
Officer                                                     June 1993 to November 1995; Vice President and Director of
                                                            Finance and Administration from January 1989 to June 1993.

Arthur H. Smith                                66           Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                     Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                       Assistant Secretary of Owens-Illinois, Inc. from 1987 to June
                                                            1993.

Kenneth G. Wilkes                              44           Vice President and Chief Financial Officer since November 1995.
Vice President and Chief                                    From August 1993 to November 1995 he was Vice President and
Financial Officer                                           Treasurer. Previously employed as Senior Corporate Banker, Vice
                                                            President with The First National Bank of Chicago from 1981.

Kenneth A. Boerger                             44           Vice President and Treasurer since July 1999. From 1994 to July
Vice President and Treasurer                                1999 was Corporate Controller and Assistant Treasurer. From 1980
                                                            to 1994 held various financial and accounting positions.

John A. Zarb                                   50           Vice President and Chief Information Officer since April 1996.
Vice President and Chief                                    From 1991 to April 1996 employed by AlliedSignal Inc. in
Information Officer                                         information technology senior management positions in Europe and the U.S.



NAME                                           AGE          POSITION
----                                           ---          --------

Daniel P. Ibele                                41           Vice President, General Sales Manager since March 2002. From
Vice President, General Sales                               September 1997 to March 2002 was Vice President, Marketing and
Manager                                                     Specialty Operations. From 1995 through 1997 was Vice President and Director of Marketing. From 1983 to 1995 held various
                                                            marketing and sales positions.

Timothy T. Paige                               44           Vice President and Director of Human Resources since January
Vice President and Director of                              1997; Director of Human  Resources from May 1995 to January
Human Resources                                             1997. From 1991 to May 1995 employed by Frito-Lay, Inc. in human resources management positions.



PART II

     ITEM 5.        MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

------------------------------------------------------------------------------
                                 2001                            2000

                         High            Low             High            Low
------------------------------------------------------------------------------
First Quarter           $33.56          $27.80          $28.63          $25.31
Second Quarter          $42.20          $27.80          $32.50          $26.69
Third Quarter           $39.95          $28.20          $33.50          $29.13
Fourth Quarter          $35.60          $27.00          $31.00          $26.31
------------------------------------------------------------------------------

On March 1, 2002, there were 1,085 registered common shareholders of record. The Company has paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.

     ITEM 6.        SELECTED FINANCIAL DATA


Dollars in thousands, except per-share amounts                    2001          2000         1999       1998        1997
--------------------------------------------------------------=========== ============ ============ =========== ==========
OPERATING RESULTS
Net sales                                                       $419,594     $441,828     $460,592    $436,522    $411,966
Freight billed to customers (a)                                    2,085        2,274        2,609       1,191          --
Total revenues                                                   425,420      448,786      467,598     440,739     415,053
Cost of sales                                                    307,255      306,003      324,242     323,140     295,009
Selling, general and administrative expenses                      55,716       61,185       64,131      54,191      49,585
Capacity realignment charges                                          --           --          991      20,046          --
Income from operations                                            62,449       81,598       78,234      43,362      70,459
Equity earnings - pretax                                           6,384       12,016        8,857      12,300       5,843
Other income (expenses) -- net                                     (241)        (919)           13       1,493       (732)
Earnings before interest and income taxes                         68,592       92,695       87,104      57,155      75,570
Interest expense -- net                                            9,360       12,216       12,501      12,674      14,840
Income (loss) before income taxes                                 59,232       80,479       74,603      44,481      60,730
Provision for income taxes                                        19,840       33,613       31,175      19,038      24,604
Net income (loss)                                                 39,392       46,866       43,428      25,443      36,126

PER-SHARE AMOUNTS
Basic net income                                                    2.58         3.07         2.69        1.45        2.33
Diluted net income                                                  2.53         3.01         2.64        1.42        2.27
Dividends paid                                                      0.30         0.30         0.30        0.30        0.30

OTHER INFORMATION
EBIT                                                              68,592       92,695       87,104      57,155      75,570
EBITDA                                                            87,435      111,047      105,857      76,661      95,466
Depreciation                                                      15,157       14,055       14,717      15,852      16,826
Amortization                                                       3,686        4,297        4,036       3,654       3,070
Capital expenditures                                              35,241       18,096        9,428      17,486      18,408
Dividends paid                                                     4,588        4,569        4,821       5,253       4,550
Employees (average)                                                3,218        3,270        3,552       3,969       4,136

BALANCE SHEET DATA
Total assets                                                     468,082      446,707      434,395     439,671     449,600
Working capital (b)                                               83,421       95,177       77,794      75,930      89,942
Long-term debt (c)                                                 2,517      151,404      170,000     176,300     200,350
Shareholders' equity                                             165,365      133,271       91,843      94,860      99,989



(a) Reclassification for 1997 is impractical.
(b) Current assets less current liabilities excluding short-term debt.
(c) At December 31, 2001, the company classified $143.0 million of debt outstanding under its bank facility as short term and is expecting to refinance the debt on a long-term basis in April 2002.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HISTORICAL FINANCIAL DATA
The following table presents certain results of operations data for Libbey for the periods indicated:


YEAR ENDED DECEMBER 31,
(Dollars in thousands)                        2001           2000           1999
-----------------------------------------------------------------------------------
Net sales                                    $419,594       $441,828       $460,592
Gross profit                                 $114,424       $138,099       $138,959
As a percent of sales                            27.3%          31.3%          30.2%
Income from operations -
  excluding capacity realignment charge      $ 62,449       $ 81,598       $ 79,225
As a percent of sales                            14.9%          18.5%          17.2%
Income from operations -
  after capacity realignment charge          $ 62,449       $ 81,598       $ 78,234
As a percent of sales                            14.9%          18.5%          17.0%
Earnings before interest
 and income taxes                            $ 68,592       $ 92,695       $ 87,104
As a percent of sales                            16.3%          21.0%          18.9%
Net income                                   $ 39,392       $ 46,866       $ 43,428
As a percent of sales                             9.4%          10.6%           9.4%
-----------------------------------------------------------------------------------


Management is not aware of any events or uncertainties that are likely to have a material impact on the company's prospective results of operations or financial condition; however, another terrorist attack on the United States could cause a major slowdown in the retail, travel, restaurant and bar industries. In addition, a negative ruling in the Anchor Hocking judicial proceeding could result in a write-off of acquisition-related costs totaling approximately $11 to $12 million pretax. The modest rate of inflation experienced over the last three years has not had a significant effect on the company's financial results. Significant increases in inflation in the future could have a material impact on the company's financial results if it is not able to raise prices to its customers.

RESULTS OF OPERATIONS

COMPARISON OF 2001 WITH 2000 Net sales for 2001 were $419.6 million compared to net sales of $441.8 million in 2000. Solid growth in retail sales only partially offset lower sales to industrial customers, as a result of sluggish economic conditions, and the negative impact on sales to foodservice customers related to the events of September 11, 2001. Libbey's export sales, which include sales in Canada, decreased to $47.7 million from $51.8 million in 2000. This decrease was the result of the impact of a strong U.S. dollar on the price competitiveness of the company's products and weak economic conditions in key export markets.

GROSS PROFIT (defined as net sales plus freight billed to customers less cost of sales) was $114.4 million in 2001 compared to $138.1 million in 2000 and as a percent of net sales was 27.3% in 2001 compared to 31.3% in 2000. Reduced sales, an unfavorable sales mix, higher energy costs and lower utilization of the company's glassware plants related to efforts to control inventories were the primary contributors to lower gross profit.

INCOME FROM OPERATIONS was $62.4 million in 2001 compared to $81.6 million in 2000 and as a percent of net sales was 14.9% compared to 18.5% in the year-ago period. An 8.9% reduction in selling, general and administrative expenses to $55.7 million from $61.2 million only partially offset the reduction in gross profit.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) was $68.6 million in 2001 compared to $92.7 million in 2000 and as a percent of net sales was 16.3% compared to 21.0% in the year-ago period. The decrease was attributable to a decline in income from operations and lower equity earnings due to lower operating profits at Vitrocrisa, the company's joint venture in Mexico. Vitrocrisa's lower profits were attributable to lower sales resulting from a weaker economy in Mexico and the negative impact of a strong Mexican peso on domestic and international sales, higher energy costs and lower factory utilization.

NET INCOME was $39.4 million in 2001 compared with $46.9 million in 2000 and as a percent of net sales was 9.4% compared to 10.6% in the year-ago period. Lower interest expense and a reduction in the effective tax rate to 33.5% from 41.8% in the year-ago period only partially offset reduced income from operations and lower equity earnings. The reduction in the company's effective tax rate is primarily attributable to lower foreign taxes and state tax credits related to capital expansion programs.

COMPARISON OF 2000 WITH 1999 Net sales for 2000 were $441.8 million compared to net sales of $460.6 million in 1999. In 1999, both glassware and dinnerware sales were positively impacted by approximately $14 million in non-repeat sales of product associated with the millennium. In addition, sales in 2000 were impacted by a slowdown in retail sales late in the fourth quarter and by the company's decision to exit certain low-margin retail business which totaled $12.5 million in 1999. Libbey's export sales, which include sales to Libbey's customers in Canada, decreased to $51.8 million from $56.2 million in 1999. The decrease was the result of lower sales to customers in Canada partially offset by the increase in sales to other export customers. A decrease in bottleware sales due to the decision to exit this low-margin business also contributed.

GROSS PROFIT (defined as net sales plus freight billed to customers less cost of sales) was $138.1 million in 2000 compared to $139.0 million in 1999 and increased as a percent of net sales to 31.3% from 30.2% over this period. Sale of higher margin products and expense reductions in other areas, including energy savings initiatives, helped to offset lower sales and the substantial increase in the price for natural gas and smaller increases in corrugated packaging prices.

INCOME FROM OPERATIONS increased 4.3% to $81.6 million in 2000 from $78.2 million in 1999 and increased as a percent of net sales to 18.5% from 17.0% in the year-ago period. Excluding the effect of the capacity realignment charge in 1999, income from operations would have totaled $79.2 million in the year-ago period, or an improvement of 3.0% in 2000. The increase was the result of lower administrative expenses which more than offset the reduction in gross profit.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) increased 6.4% to $92.7 million in 2000 from $87.1 million in 1999 and increased as a percent of net sales to 21.0% from 18.9% in the year-ago period. Excluding the capacity realignment charge, EBIT would have been $88.1 million in 1999. The increase was attributable to higher income from operations and higher equity earnings from the company's joint venture in Mexico.

NET INCOME increased 7.9% to an all-time record $46.9 million from $43.4 million in 1999 and increased as a percent of net sales to the highest level since the company went public in 1993 of 10.6% from 9.4% in the year-ago period. Excluding the impact of the capacity realignment charge, net income would have been $44.1 million in 1999. The increase is attributable to higher income from operations as a result of the continued benefits of capacity realignment efforts, lower administrative expense and higher equity earnings.

CAPITAL RESOURCES AND LIQUIDITY
Libbey's financial condition at year-end 2001 reflects the effects of the company's improved cash flow, as operating income and reduced working capital requirements more than offset the impact of significantly higher capital spending. Net cash provided by operating activities increased to $51.3 million from $36.9 million in 2000. Compared to the year-ago period, inventories decreased $7.6 million with reduced production by the company in the fourth quarter being a contributing factor. Reductions in accounts receivable of $7.7 million and higher accounts payable compared to the year-ago period also contributed to a strong performance in reducing working capital and increasing cash flow.

Capital expenditures were $35.2 million in 2001 compared with $18.1 million in 2000 with investments in higher-productivity machinery and equipment a key contributor. Capital expenditures for 2002 are expected to be in the range of $17.0 to $20.0 million. Cash of $1.2 million was used by the company to repurchase 42,000 shares of its common stock in 2001. Since mid-1998, the company has repurchased 2,689,400 shares for $75.4 million. Board authorization remains for the purchase of an additional 935,600 shares at year-end.

Libbey had total debt of $148.0 million at December 31, 2001, compared with $161.4 million at December 31, 2000. The decrease was primarily attributable to the net cash provided from operations. Libbey had additional debt capacity of $232.2 million at December 31, 2001, under the Bank Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $100.0 million of its debt. The average interest rate for the company's borrowings related to the interest rate protection agreements is 6.2% with an average maturity of 3.3 years at December 31, 2001.

Of Libbey's outstanding indebtedness, $45.4 million is subject to fluctuating interest rates at December 31, 2001. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis.

The company is not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity. The company believes that its cash from operations and available borrowings under the Bank Credit Agreement will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Bank Credit Agreement. On January 31, 2002, the company entered into an amended agreement for new senior credit facilities ("New Credit Facilities") totaling $575.0 million related to the company's announced acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid Inc. When funded, the New Credit Facilities will replace the existing Bank Credit Agreement. The New Credit Facilities are comprised of a $311.3 million Revolving Credit Facility that matures five years from the initial funding, a $143.7 million Term Loan A Facility that matures five years from the initial funding and a $120.0 million Term Loan B Facility that matures seven years from the initial funding. The company expects the initial funding to be in the second quarter, 2002.

If the Anchor Hocking acquisition does not occur and funding under the New Credit Facilities is not available, the company expects to refinance the Bank Credit Agreement in April 2002 on a long-term basis and is in the process of obtaining such financing commitments.

In September 2001, the company issued a $2.7 million promissory note in connection with the purchase of a warehouse facility. During 2002, $0.1 million of the principal is payable.

The following table presents the company's existing contractual obligations and commercial commitments:

   CONTRACTUAL                                  2 - 3     4 - 5    AFTER 5
   OBLIGATIONS            TOTAL      1 YEAR     YEARS     YEARS     YEARS
   -----------            -----      ------     -----     -----     -----
Debt                     $145.6      $143.1      $0.2      $0.3      $2.0
Operating Leases           21.5         5.4       8.1       3.6       4.4
                         ------      ------      ----      ----      ----
Total Obligations        $167.1      $148.5      $8.3      $3.9      $6.4


NEW ACCOUNTING STANDARD
Effective January 1, 2002, the company is required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise.

Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. Amortization of goodwill and other intangibles for 2001 was $3,220 and $304, respectively. Although the impact of the adoption of SFAS No. 142 has not been finalized, the company expects a positive impact of approximately $0.15 per share after tax in 2002. The company does not expect to have any impairment losses.


     ITEM 7a.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risks due to changes in currency values, although the majority of the company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and impact of those changes on the earnings and cash flow of the company's joint venture in Mexico, Vitrocrisa, expressed under accounting principles generally accepted in the United States.

The company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the company's borrowings related to the Rate Agreements at December 31, 2001, was 6.2% for an average remaining period of 3.3 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.3% at December 31, 2001. The company had $45.4 million of debt subject to fluctuating interest rates at December 31, 2001. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis. If the counterparts to these Rate Agreements fail to perform, the company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the company does not anticipate nonperformance by the counterparts.

At December 31, 2001, the company's debt outstanding under its Bank Credit Agreement is classified as short term, as the Bank Credit Agreement matures in May 2002. The company expects to refinance the Bank Credit Agreement in April 2002 on a long-term basis. The fair value of the company's Rate Agreements is determined using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The company does not expect to cancel these agreements and expects them to expire as originally contracted.

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, and recognizes all derivatives on the balance sheet at fair value. The fair market value for the company's Rate Agreements at December 31, 2001, was $(4.8) million.

In addition to the Rate Agreements, the company has other derivatives as discussed below. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or item affects earnings. At December 31, 2001, approximately $4.7 million of unrealized net loss was recorded in accumulated other comprehensive income (loss).

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

DERIVATIVES
The company holds derivative financial instruments to hedge certain of its interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives have been designated as cash flow hedges and qualify for hedge accounting as discussed in detail in Notes 3 and 9 to the consolidated financial statements. As such, the fair value of these cash flow hedges are recorded on the balance sheet at fair value with a corresponding change in accumulated other comprehensive income (loss), net of related tax effects. The company does not participate in speculative derivatives trading. While the company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if the company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Information about fair values, notional amounts and contractual terms of these instruments can be found in Notes 3 and 9 to the company's consolidated financial statements and the section titled "Qualitative and Quantitative Disclosures About Market Risk."

The company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas and foreign currency hedges as the counterparts are established financial institutions.

PENSION PLANS AND NONPENSION RETIREMENT BENEFITS
The company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. The company has not made contributions to the pension plans since their inception in 1993 as the plans are fully funded.

A significant element in determining the company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The company has assumed that the expected long-term rate of return on plan assets will be 10.0%. Since the pension plans' inception in 1993, the company's pension plan assets have earned an average annual return of 10.8%; therefore, the company believes that its assumption of future returns of 10.0% is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). The plan assets have earned an actual rate of return of less than 10.0% in the last two years. Pension income in 2002 is expected to decline to $3.7 million from $7.9 million in 2001 and $7.0 million in 2000. This is a result of the lower return on plan assets, additional benefits granted to unionized employees during labor negotiations in 2001 and a change in the discount rate discussed below.

At the end of each year, the company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the current year. In estimating this rate, the company reviews rates of return on high quality, fixed-income investments as a benchmark. At December 31, 2001, the company determined this rate to be 7.5%. The discount rate used in 2000 was 7.75%. The effect of each .25% change in the discount rate would be lower pension income of approximately $0.3 million.

At December 31, 2001, the company's consolidated prepaid pension asset was $198.4 million down from $222.6 million at the end of 2000.

The company also provides certain postretirement health care and life insurance benefits covering substantially all salaried and hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension retirement benefits of company retirees who had retired as of June 18, 1993.

The company uses various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for its retiree health plan. In estimating the discount rate, the company reviews rates of return on high quality, fixed-income investments as a benchmark. At December 31, 2001, the company determined this rate to be 7.5%. The discount rate used in 2000 was 7.75%. The effect of each .25% change in the discount rate would be higher retiree health care expense of approximately $0.1 million.

In 2001, the company recorded income for nonpension retirement benefit costs of $0.04 million, as compared to $0.9 million in 2000. The company expects to record a $1.0 million expense in 2002 for nonpension retirement benefit costs.

SALES INCENTIVE PROGRAMS
The company offers various sales incentive programs to a broad base of customers. These programs typically offer incentives for purchase activities by customers that include growth objectives. The company records accruals for these incentives as sales occur. Criteria for payment include customers achieving certain purchase targets and purchasing particular product types. Management regularly reviews the adequacy of the accruals based on current customer purchases, targeted purchases and payout levels. The majority of amounts paid to customers typically occur in the third quarter.

OTHER INFORMATION
On June 18, 2001, Libbey announced a definitive agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid Inc. ("Newell Rubbermaid"). The transaction valued at $332 million was to be paid in cash. On July 20, 2001, the Federal Trade Commission ("FTC") began requesting additional information regarding Libbey's proposed acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid, which extended the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. Libbey responded to their request by providing the necessary additional information. On December 18, 2001, the United States FTC authorized its staff to file a complaint in the United States Federal District Court seeking a preliminary injunction to block Libbey's proposed acquisition of the Anchor Hocking business of Newell Rubbermaid. In an attempt to comply with the FTC's complaint and complete the purchase on terms that are acceptable to the parties and the FTC, Libbey and Newell Rubbermaid announced an amended purchase agreement on January 22, 2002, concerning the acquisition of the Anchor Hocking consumer and specialty glass business for approximately $277.5 million in cash. The amended transaction does not include the foodservice business of Anchor Hocking, which generated approximately $17 million in worldwide net sales in 2001, which will be retained and operated by Newell Rubbermaid. Libbey defended its rights in a federal court proceeding, which remains undecided. The company anticipates the lawsuit brought by the FTC will be resolved and the closing of the transaction will occur before April 30, 2002. A negative ruling in the federal court proceeding could result in a write-off of acquisition-related costs totaling approximately $11 to $12 million pretax.

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

Important factors potentially affecting performance include major slowdowns in the retail, travel, restaurant and bar or entertainment industries in the United States, Canada or Mexico, including the impact of the terrorist attacks in the United States of September 11, 2001, on the retail, travel, restaurant and bar or entertainment industries; significant increases in interest rates that increase the company's borrowing costs and per-unit increases in the costs for natural gas, corrugated packaging and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under accounting principles generally accepted in the United States and cash flow of the company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels at the company and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; whether the company completes any significant acquisition, including the Anchor Hocking acquisition and whether such acquisitions can operate profitably.

     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Report of Management                                                         24

Report of Independent Auditors                                               25

Consolidated Balance Sheets at December 31, 2001 and 2000                    26

For the years ended December 31, 2001, 2000 and 1999:

       Consolidated Statements of Income                                     28
       Consolidated Statements of Shareholders' Equity                       29
       Consolidated Statements of Cash Flows                                 30

Notes to Consolidated Financial Statements                                   31

Selected Quarterly Financial Data                                            51

REPORT OF MANAGEMENT


The management of Libbey Inc. is responsible for the contents of the financial statements, which are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the annual report (Form 10-K) is consistent with that in the financial statements.

The company maintains a comprehensive accounting system, which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. However, there are inherent limitations in the effectiveness of any system of internal controls, and, therefore, the company takes other steps to maintain an effective internal control structure. These steps include an organization with clearly defined lines of responsibility and delegation of authority and comprehensive systems and control procedures. The role of the independent auditors is to provide an objective review of the financial statements and the underlying transactions in accordance with auditing standards generally accepted in the United States.

The Audit Committee of the Board of Directors, comprised solely of Directors who are not members of management, meets regularly with management and the independent auditors to ensure that their respective responsibilities are properly discharged. The independent auditors have full and free access to the Audit Committee.

/s/ John F. Meier

John F. Meier
Chairman of the Board and
Chief Executive Officer


/s/ Kenneth G. Wilkes

Kenneth G. Wilkes
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LIBBEY INC.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 2001 consolidated and combined financial statements of Vitrocrisa Holding, S. de R.L. de C.V. and Subsidiaries and Crisa Libbey, S.A. de C.V. and the 2000 financial statements of Vitrocrisa S. de R.L. de C.V., corporations in which the Company has 49% equity interests, which statements reflect total assets of $254.2 million and $230.0 million as of December 31, 2001 and 2000, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Vitrocrisa Holding, S. de R.L. de C.V. and Subsidiaries and Crisa Libbey, S.A. de C.V. in 2001 and Vitrocrisa S. de R.L. de C.V. in 2000, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               ERNST & YOUNG LLP
Toledo, Ohio
February 1, 2002


Libbey Inc. Consolidated Balance Sheets

=========================================================================================================
December 31,                                                                          2001           2000
---------------------------------------------------------------------------------------------------------
Dollars in thousands

ASSETS
Current assets:
   Cash                                                                           $  3,860       $  1,282
   Accounts receivable:
    Trade, less allowances of $5,962 and $6,788                                     38,516         47,747
    Other                                                                            5,550          3,992
---------------------------------------------------------------------------------------------------------
                                                                                    44,066         51,739
   Inventories:
    Finished goods                                                                  88,686         94,822
    Work in process                                                                  5,095          6,060
    Raw materials                                                                    2,627          3,021
    Operating supplies                                                                 528            603
---------------------------------------------------------------------------------------------------------
                                                                                    96,936        104,506
   Prepaid expenses and deferred taxes                                               9,068          7,923
---------------------------------------------------------------------------------------------------------
Total current assets                                                               153,930        165,450
Other assets:
   Repair parts inventories                                                          5,248          8,027
   Intangibles, net of accumulated amortization of $3,255 and $2,951                 9,232          9,254
   Pension assets                                                                   29,506         21,638
   Deferred software, net of accumulated amortization of $10,510 and $8,651          3,639          4,286
   Other assets                                                                     11,090            415
   Investments                                                                      84,357         84,727
   Goodwill, net of accumulated amortization of $17,697 and $16,174                 43,282         44,805
---------------------------------------------------------------------------------------------------------
                                                                                   186,354        173,152
Property, plant and equipment at cost                                              254,479        224,532
   Less accumulated depreciation                                                   126,681        116,427
---------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                               127,798        108,105
---------------------------------------------------------------------------------------------------------
Total assets                                                                      $468,082       $446,707
=========================================================================================================


SEE ACCOMPANYING NOTES.


Libbey Inc. Consolidated Balance Sheets

======================================================================================================
December 31,                                                                       2001           2000
------------------------------------------------------------------------------------------------------
Dollars in thousands

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                               $  2,400      $  10,000
   Accounts payable                                                              33,125         29,861
   Salaries and wages                                                            11,671         15,574
   Accrued liabilities                                                           23,809         23,884
   Income taxes                                                                   1,904            954
   Long-term debt due within one year                                           143,115             --
------------------------------------------------------------------------------------------------------
Total current liabilities                                                       216,024         80,273
Long-term debt                                                                    2,517        151,404
Deferred taxes                                                                   23,512         19,413
Other long-term liabilities                                                      12,533         12,670
Nonpension postretirement benefits                                               48,131         49,676

Shareholders' equity:
   Common stock, par value $.01 per share, 50,000,000 shares authorized,
    18,025,843 shares issued (17,858,102 shares issued in 2000)                     180            179
   Capital in excess of par value                                               288,418        284,930
   Treasury stock, at cost, 2,689,400 shares (2,647,400 in 2000)               (75,369)         (74,140)
   Deficit                                                                     (42,894)         (77,698)
   Accumulated other comprehensive loss                                         (4,970)             --
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      165,365        133,271
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                     $468,082       $446,707
======================================================================================================


SEE ACCOMPANYING NOTES.


Libbey Inc. Consolidated Statements of Income

===============================================================================================
December 31,                                               2001            2000            1999
-----------------------------------------------------------------------------------------------
Dollars in thousands, except per-share amounts

REVENUES
   Net sales                                          $ 419,594       $ 441,828       $ 460,592
   Freight billed to customers                            2,085           2,274           2,609
   Royalties and net technical assistance income          3,741           4,684           4,397
-----------------------------------------------------------------------------------------------
Total revenues                                          425,420         448,786         467,598
Costs and expenses:
   Cost of sales                                        307,255         306,003         324,242
   Selling, general and administrative expenses          55,716          61,185          64,131
   Capacity realignment charges                             -               -               991
-----------------------------------------------------------------------------------------------
                                                        362,971         367,188         389,364
-----------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                   62,449          81,598          78,234
Other income (expense):
   Equity earnings - pretax                               6,384          12,016           8,857
   Other - net                                             (241)           (919)             13
-----------------------------------------------------------------------------------------------
                                                          6,143          11,097           8,870
-----------------------------------------------------------------------------------------------
Earnings before interest and income taxes                68,592          92,695          87,104
Interest expense - net                                   (9,360)        (12,216)        (12,501)
-----------------------------------------------------------------------------------------------
Income before income taxes                               59,232          80,479          74,603
Provision for income taxes                               19,840          33,613          31,175
-----------------------------------------------------------------------------------------------
NET INCOME                                            $  39,392       $  46,866       $  43,428
===============================================================================================

NET INCOME PER SHARE
   Basic                                              $    2.58       $    3.07       $    2.69
   Diluted                                            $    2.53       $    3.01       $    2.64
===============================================================================================
See accompanying notes



Libbey Inc. Consolidated Statements of Shareholders' Equity

==================================================================================================================================
                                                                                                           Accumulated
                                                         Common    Capital in      Cost of                       Other
Dollars in thousands,                                     Stock     Excess of     Treasury               Comprehensive
except per-share amounts                        Shares    Amount    Par Value        Stock      Deficit   Income (Loss)      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                     17,707,570      $177     $281,956     $(27,259)   $(158,602)     $  (1,412)  $  94,860
  Comprehensive income:
    Net income                                                                                   43,428                     43,428
    Effect of exchange rate fluctuation                                                                            425         425
                                                                                                                         ---------
  Total comprehensive income                                                                                                43,853
  Stock options exercised                       40,183         1          533                                                  534
  Income tax benefit on stock options                                     245                                                  245
  Purchase of 1,623,000 shares for
    treasury                                                                       (42,828)                                (42,828)
  Dividend -- $0.30 per share                                                                    (4,821)                    (4,821)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                   17,747,753       178      282,734      (70,087)    (119,995)          (987)     91,843
  Comprehensive income:
    Net income                                                                                   46,866                     46,866
    Effect of exchange rate fluctuation                                                                           (154)       (154)
    Closure of exchange rate fluctuation                                                                         1,141       1,141
                                                                                                                         ---------
  Total comprehensive income                                                                                                47,853
  Stock options exercised                      110,349         1        1,602                                                1,603
  Income tax benefit on stock options                                     594                                                  594
  Purchase of 149,400 shares for
    treasury                                                                        (4,053)                                 (4,053)
  Dividend -- $0.30 per share                                                                    (4,569)                    (4,569)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                   17,858,102       179      284,930      (74,140)     (77,698)            --     133,271
  Comprehensive income:
    Net income                                                                                   39,392                     39,392
    Effect of derivatives, net
     of $2,292 tax effect                                                                                       (4,742)     (4,742)
    Minimum pension liability, net
     of tax of $137                                                                                               (228)       (228)
                                                                                                                         ---------
  Total comprehensive income                                                                                                34,422
  Stock options exercised                      167,741         1        2,344                                                2,345
  Income tax benefit on stock options                                   1,144                                                1,144
  Purchase of 42,000 shares for
    treasury                                                                        (1,229)                                 (1,229)
  Dividend -- $0.30 per share                                                                    (4,588)                    (4,588)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001                   18,025,843      $180     $288,418     $(75,369)   $ (42,894)       $(4,970)   $165,365
==================================================================================================================================


See accompanying notes


Libbey Inc. Consolidated Statements of Cash Flows

==========================================================================================================
December 31,                                                            2001           2000           1999
----------------------------------------------------------------------------------------------------------
Dollars in thousands
OPERATING ACTIVITIES
Net income                                                          $ 39,392       $ 46,866       $ 43,428
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                    15,157         14,055         14,717
      Amortization                                                     3,686          4,297          4,036
      Net equity earnings                                             (2,665)        (4,769)        (2,915)
      Capacity realignment charge                                         --             --            991
      Nonpension retirement benefit cost in excess of payments        (1,545)        (2,735)         1,419
      Deferred income taxes                                            7,394          6,349          4,274
      Other                                                             (385)         3,189          1,579
Changes in operating assets and liabilities:
      Accounts receivable                                              7,673         10,440        (10,202)
      Inventories                                                      7,570        (15,185)         1,404
      Prepaid expenses                                                  (469)          (329)           640
      Other assets                                                   (16,976)       (10,420)        (3,141)
      Accounts payable                                                 3,264            762          6,313
      Accrued liabilities                                             (7,117)        (2,474)         2,160
      Other liabilities                                               (3,671)       (13,148)         4,253
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             51,308         36,898         68,956

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (35,241)       (18,096)        (9,428)
Dividends received from equity investments                             4,918          2,940            517
Other                                                                 (1,563)           (63)            94
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (31,886)       (15,219)        (8,817)

FINANCING ACTIVITIES
Net bank credit facility activity                                     (8,404)       (18,596)        (6,300)
Other net borrowings                                                  (4,968)         1,345         (6,217)
Stock options exercised                                                2,345          1,603            534
Treasury shares purchased                                             (1,229)        (4,053)       (42,828)
Dividends                                                             (4,588)        (4,569)        (4,821)
----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                (16,844)       (24,270)       (59,632)
Effect of exchange rate fluctuations on cash                              --            (45)            99
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                            2,578         (2,636)           606
Cash at beginning of year                                              1,282          3,918          3,312
----------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                 $  3,860       $  1,282       $  3,918
==========================================================================================================


See accompanying notes

                                   LIBBEY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER-SHARE AMOUNTS)


1.  BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Libbey Inc. and all wholly owned subsidiaries ("the Company"). The Company records its 49% interest in certain companies using the equity method. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

INVENTORY VALUATION The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for 61.4% of its inventories in 2001 and 56.5% in 2000. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $10,535 and $7,851 at December 31, 2001 and 2000, respectively. The remaining inventories are valued at either standard or average cost, which approximate current costs.

GOODWILL Goodwill, which results from the excess of purchase cost over the fair value of net assets acquired, is being amortized over 40 years. The carrying value of goodwill is reviewed to determine if facts and circumstances suggest that goodwill may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to businesses to which the goodwill relates. If these external factors and the projected undiscounted cash flows over the remaining amortization period indicate that goodwill will not be recoverable, the carrying value will be adjusted to the estimated fair value.

INTANGIBLES Intangibles result from valuations assigned by independent appraisers for future revenues from technical assistance agreements and trademarks acquired.

DEFERRED SOFTWARE Deferred software represents the costs of internally developed and purchased software packages for internal use plus the costs associated with the installation of software. These costs are amortized over five years. The Company periodically reviews software to assess plans to replace the existing programs before the five years, in which case the amortization would be accelerated.

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

INCOME TAXES Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

REVENUE RECOGNITION Revenue is recognized, net of estimated discounts and allowances, when the products are shipped and title to the products passes to the customer. The Company generally does not accept a return unless it is preauthorized.

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

FOREIGN CURRENCY TRANSLATION Effective January 1, 2001, the remaining activities of the Company's wholly owned Canadian sales subsidiary are recorded with the U.S. dollar as the functional currency. The 49% investments in Vitrocrisa, S. de R.L. de C.V. and related Mexican companies are accounted for using the equity method with the U.S. dollar as the functional currency.

OTHER COMPREHENSIVE INCOME (LOSS) Other comprehensive income (loss) for the Company consisted of foreign currency translation adjustment prior to 2001. In 2001, other comprehensive income (loss) includes fair value changes of derivatives and a net minimum pension liability in connection with a non-qualified, non-funded pension obligation, net of tax. Disclosure of comprehensive income (loss) is incorporated into the Consolidated Statements of Shareholders' Equity for all years presented.

NEW ACCOUNTING STANDARDS Effective June 30, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" changes the accounting for business combinations to eliminate the pooling-of-interests method and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated, and any necessary reclassifications must be made effective January 1, 2002, in order to conform to the new criteria for recognition apart from goodwill. The Company does not expect the adoption of SFAS No. 141 to have a material effect on its consolidated results of operations or financial position.

Effective January 1, 2002, the Company is required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. Amortization of goodwill and other intangibles for 2001 was $3,220 and $304, respectively. Although the impact of the adoption of SFAS No. 142 has not been finalized, the Company expects a positive impact of approximately $0.15 per share after tax in 2002. The Company does not expect to have any impairment losses.

Effective January 1, 2002, the Company is required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides a single accounting model for long-lived assets which are to be disposed. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its consolidated results of operations or financial position.

TREASURY STOCK Treasury stock purchases are recorded at cost. During 2001, 2000 and 1999, the Company purchased 42,000, 149,400 and 1,623,000 shares of stock at an average cost of $29.26, $27.13 and $26.39, respectively.

INCOME PER SHARE OF COMMON STOCK The following table sets forth the computation of basic and diluted earnings per share:


=================================================================================================================
Year ended December 31,                                                    2001             2000             1999
-----------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per share --
    net income that is available to common
    shareholders                                                    $    39,392      $    46,866      $    43,428

Denominator for basic earnings per share --
    weighted-average shares outstanding                              15,296,289       15,253,726       16,151,169
Effect of dilutive securities - employee stock
   options                                                              247,996          293,327          325,834
Denominator for diluted earnings per share
   -- adjusted weighted-average shares and
   assumed conversions                                               15,544,285       15,547,053       16,477,003

Basic earnings per share                                            $      2.58      $      3.07      $      2.69

Diluted earnings per share                                          $      2.53      $      3.01      $      2.64
=================================================================================================================


3.  ACCOUNTING CHANGE
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS Nos. 137 and 138 (collectively SFAS No. 133), which requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure such instruments at fair value. The Company recorded a cumulative transition adjustment to decrease other comprehensive income (loss) by $1,044 less tax of $371 to recognize the fair value of its derivative instruments at January 1, 2001. During 2001, the Company decreased other comprehensive income (loss) by an additional $5,990 for net changes in the fair value of derivatives less tax of $1,921, which results in accumulated other comprehensive income (loss) related to derivatives at December 31, 2001, of $(7,034) less tax of $2,292, or $(4,742).

The Company holds derivative financial instruments to hedge certain of its interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting since the hedges are highly effective and the Company has designated and documented the hedging relationships involving these derivative instruments. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

The Company uses Interest Rate Protection Agreements ("Rate Agreements") to manage its exposure to fluctuating interest rates, which effectively convert a portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company also uses commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. The Company considers its forecasted natural gas requirements in determining the quantity of its natural gas to hedge. The Company combines the forecasts with historical observations to establish the percentage of its forecast eligible to be hedged, ranging from 40% to 60% of the anticipated requirements, generally two or more months in the future. The fair values of these instruments are determined from market quotes. The Company's foreign currency exposures arise from occasional transactions denominated in a currency other than the U.S. dollar primarily associated with anticipated purchases of new equipment. The fair values of these instruments are determined from market quotes. The Company has not changed its methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

As of December 31, 2001, the Company has Rate Agreements for $100.0 million of its variable rate debt and commodity futures contracts for 2.5 million British Thermal Units (BTUs) of natural gas. The fair value of these derivatives are included in accrued liabilities on the balance sheet.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas and foreign currency hedges as the counterparts are established financial institutions.

The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts reclassified into earnings related to Rate Agreements are included in interest expense, natural gas futures contracts in natural gas expense included in cost of sales and foreign currency forward contracts for the purchase of new equipment in capital expenditures.

All of the Company's derivatives qualify and are designated as cash flow hedges at December 31, 2001. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during 2001 was not material.


4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The Company is a 49% equity owner in Vitrocrisa, S. de R.L. de C.V. and related Mexican companies, which manufacture, market and sell glass tableware (beverageware, plates, bowls, serveware and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a domestic distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Summarized combined financial information for the Company's investments, accounted for by the equity method, is as follows:

December 31,                                           2001          2000
-------------------------------------------------------------------------
Current assets                                     $102,599      $ 84,266
Non-current assets                                  130,295       140,644
-------------------------------------------------------------------------
   Total assets                                    $232,894      $224,910
-------------------------------------------------------------------------
Current liabilities                                $ 74,924      $ 65,496
Other liabilities and deferred items                135,396       134,884
-------------------------------------------------------------------------
   Total liabilities and deferred items            $210,320      $200,380
-------------------------------------------------------------------------
Net assets                                         $ 22,574      $ 24,530
=========================================================================



Year ended December 31,                                  2001            2000            1999
---------------------------------------------------------------------------------------------
Net sales                                           $ 199,373       $ 217,477       $ 189,699
  Cost of sales                                       157,011         154,248         129,667
---------------------------------------------------------------------------------------------
Gross profit                                           42,362          63,229          60,032
   Operating expenses                                  21,250          22,817          21,260
---------------------------------------------------------------------------------------------
Income from operations                                 21,112          40,412          38,772
  Other income (loss)                                   5,014          (2,420)         (4,971)
---------------------------------------------------------------------------------------------
Earnings before finance costs and taxes                26,126          37,992          33,801
  Interest expense                                      7,855          10,296          10,871
  Translation gain (loss)                              (1,780)            289          (1,392)
                                                  -------------------------------------------
Earnings before income taxes                           16,491          27,985          21,538
  Income taxes                                          7,588          14,788          12,127
---------------------------------------------------------------------------------------------
Net income                                          $   8,903       $  13,197       $   9,411
=============================================================================================

In 2001, the Company began reporting pretax equity earnings in the consolidated statements of income with related Mexican taxes included in the provision for income taxes and has reclassified 2000 and 1999 equity earnings to correspond to the 2001 presentation. The equity earnings are as follows:

         Year ended December 31,             2001         2000         1999
---------------------------------------------------------------------------
Pretax equity earnings                    $ 6,384      $12,016      $ 8,857
Mexican taxes                               3,719        7,247        5,942
---------------------------------------------------------------------------
Net equity earnings                       $ 2,665      $ 4,769      $ 2,915
===========================================================================

The difference between total earnings before income taxes in the combined information above and the Company's pretax equity earnings each year is $1,697 due to amortization of goodwill related to these investments.

The carrying value of the equity investments is greater than the underlying shareholders' equity of those entities due to the use of fair value accounting at the time of the Company's acquisition of its 49% interest in 1997.


5.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:


December 31,                                    2001          2000
==================================================================
Land                                        $ 15,433      $ 15,153

Buildings                                     36,703        33,433

Machinery and equipment                      179,909       152,964

Furniture and fixtures                        14,285        13,122

Construction in progress                       8,149         9,860
------------------------------------------------------------------
                                             254,479       224,532

Less accumulated depreciation                126,681       116,427
------------------------------------------------------------------
Net property, plant and equipment           $127,798      $108,105
==================================================================

6.  OTHER ACCRUED LIABILITIES
Other accrued liabilities include accruals for employee medical and workers' compensation self-insurance of $4,694 and $5,335 and various customer incentive programs totaling $9,709 and $13,427 at December 31, 2001 and 2000, respectively.


7.  INCOME TAXES
The provision for income taxes was calculated based on the following components of earnings before income taxes:


======================================================================
Year ended December 31,                 2001         2000         1999
----------------------------------------------------------------------
United States                        $51,139      $66,223      $62,378
Foreign                                8,093       14,256       12,225
----------------------------------------------------------------------
Total earnings before tax            $59,232      $80,479      $74,603
======================================================================

The provision (credit) for income taxes consists of the following:
----------------------------------------------------------------------

Year ended December 31,              2001           2000          1999
======================================================================
Current:
    Federal                      $  7,880       $ 19,111      $ 21,062
    Foreign                           679          1,925          (876)
    State and local                   560          2,436         2,395
----------------------------------------------------------------------
Total current tax provision         9,119         23,472        22,581
----------------------------------------------------------------------
Deferred:
    Federal                         8,228          3,963         1,154
    Foreign                         3,275          5,703         7,850
    State and local                  (782)           475          (410)
----------------------------------------------------------------------
Total deferred tax provision       10,721         10,141         8,594
----------------------------------------------------------------------
Total:
    Federal                        16,108         23,074        22,216
    Foreign                         3,954          7,628         6,974
    State and local                  (222)         2,911         1,985
----------------------------------------------------------------------
Total tax provision              $ 19,840       $ 33,613      $ 31,175
======================================================================

Significant components of the Company's deferred tax liabilities and assets are as follows:


December 31,                                                 2001         2000
==============================================================================
Deferred tax liabilities:
    Property, plant and equipment                         $21,714      $16,623
    Inventories                                             5,773        5,050
    Pension                                                 9,775        7,265
    Intangibles and other assets                           18,789       19,723
------------------------------------------------------------------------------
Total deferred tax liabilities                             56,051       48,661
------------------------------------------------------------------------------
Deferred tax assets:
    Accrued nonpension retirement benefits                 18,130       18,657
    Other accrued liabilities                              11,512        8,343
    Receivables                                             2,203        2,158
    Tax credits                                             7,396        6,115
------------------------------------------------------------------------------
Total deferred tax assets                                  39,241       35,273
------------------------------------------------------------------------------
Net deferred tax liability before valuation                16,810       13,388
    allowance
Valuation allowance                                           195          195
------------------------------------------------------------------------------
Net deferred tax liability                                $17,005      $13,583
==============================================================================

The net deferred tax liability is included in the consolidated balance sheets as follows:


December 31,                                               2001           2000
==============================================================================
Noncurrent deferred taxes                              $ 23,512       $ 19,413
Prepaid expenses and deferred taxes                      (6,507)        (5,830)
------------------------------------------------------------------------------
Net deferred tax liability                             $ 17,005       $ 13,583
==============================================================================

A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:


Year ended December 31,                                 2001     2000     1999
==============================================================================
Statutory U.S. federal tax rate                         35.0%    35.0%    35.0%
Increase (decrease) in rate due to:
    Foreign tax differential                             4.2     11.0      5.3
    State and local income taxes, net of related
      federal taxes                                     (0.2)     2.4      1.7
    Amortization of goodwill                             1.4      1.0      1.1
    Federal Credits                                     (5.8)    (6.3)    (0.4)
    Other                                               (1.1)    (1.3)    (0.9)
------------------------------------------------------------------------------
Consolidated effective tax rate                         33.5%    41.8%    41.8%
==============================================================================

Income taxes paid in cash (net of refunds received) amounted to $7,632, $29,288 and $13,849 for the years ended December 31, 2001, 2000 and 1999, respectively.

U.S. deferred income taxes, net of foreign tax credit, were provided on all undistributed earnings of non-U.S. subsidiaries, as the earnings are not expected to be permanently reinvested in such companies.

Income tax benefits related to employee stock option transactions of $1,144, $594 and $245 for the years ended December 31, 2001, 2000 and 1999, respectively, were allocated to shareholders' equity.

In addition to the above, tax benefits of $137 and $2,292 were recorded in shareholders' equity in 2001 related to minimum pension liability and derivatives, respectively.

The Company has recorded $7,201 of net deferred tax assets at December 31, 2001, arising from state tax credits of $2,646, federal foreign tax credits of $3,813 related to the deferred tax liability recorded for tax on undistributed earnings of non-U.S. subsidiaries and federal research and experimentation credits of $742. The state tax credits will expire between 2002 and 2016. The federal foreign tax credits are not available for utilization until earnings are distributed from the non-U.S. subsidiaries. The federal research and experimentation credits represent a receivable for credits that have been earned, but due to federal procedural matters have not been received as of December 31, 2001.


8.  PENSION PLANS AND NONPENSION RETIREMENT BENEFITS
The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.

The components of the benefit obligation, plan assets and funded status of the plans are as follows:


=============================================================================

December 31,                                             2001            2000
=============================================================================
Change in benefit obligation:
  Benefit obligation, beginning of year             $ 160,203       $ 158,241
  Service cost                                          3,834           3,817
  Interest cost                                        12,860          12,261
  Plan amendments                                      11,014              --
  Actuarial loss                                        9,913             196
  Benefits paid                                       (11,960)        (14,312)
-----------------------------------------------------------------------------
  Benefit obligation, end of year                   $ 185,864       $ 160,203
=============================================================================
Change in plan assets:
  Fair value of plan assets, beginning of year      $ 222,648       $ 246,404
  Actual return on plan assets                        (12,296)         (9,444)
  Benefits paid                                       (11,960)        (14,312)
-----------------------------------------------------------------------------
  Fair value of plan asset, end of year             $ 198,392       $ 222,648
=============================================================================
Reconciliation of funded status of plans:
  Funded Status                                     $  12,528       $  62,445
  Unrecognized net gain                                   920         (46,207)

  Unrecognized prior year service cost                 16,058           5,400
-----------------------------------------------------------------------------
  Prepaid pension benefit cost                      $  29,506       $  21,638
=============================================================================

The plan amendments resulted from additional benefits granted to certain of the Company's unionized workforce in labor negotiations completed during 2001. The Company has recorded a net minimum pension liability of $404 and intangible pension asset of $176 in 2001 related to a non-qualified benefit plan.

The actuarial present value of benefit obligations is based on a discount rate of 7.5% in 2001 and 7.75% in 2000 and 1999. The expected long-term rate of return on assets of 10.0% and a salary growth rate of 5.0% were used in 2001, 2000 and 1999. Future benefits are assumed to increase in a manner consistent with past experience. Plan assets primarily include marketable equity securities and government and corporate debt securities.

The components of the net pension credit are as follows:


=======================================================================================

Year ended December 31,                                    2001        2000        1999
=======================================================================================
Service cost (benefits earned during the period)       $  3,834    $  3,817    $  3,825
Interest cost on projected benefit obligation            12,860      12,261      11,836
Expected return on plan assets                          (22,669)    (21,245)    (19,248)
Prior service cost amortization                             356         356         348
Actuarial gain recognized                                (2,233)     (2,202)       (685)
---------------------------------------------------------------------------------------
Net pension credit                                     $ (7,852)   $ (7,013)   $ (3,924)
=======================================================================================


The Company also sponsors certain other employee retirement benefit plans which in the aggregate resulted in an expense of $2,660, $2,373 and $2,082 in 2001, 2000 and 1999, respectively.

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

The components of the nonpension retirement benefit obligation and amounts accrued are as follows:

================================================================================================

December 31,                                                                 2001           2000
================================================================================================
Change in accumulated nonpension postretirement benefit obligation:
  Benefit obligation, beginning of year                                  $ 20,855       $ 20,321
  Currency gain                                                              (153)          (116)
  Service cost                                                                590            439
  Interest cost                                                             1,911          1,549
  Actuarial gain                                                            4,845            207
  Settlement of insurance contract                                             --           (289)
  Benefits paid                                                            (1,355)        (1,256)
------------------------------------------------------------------------------------------------
  Benefit obligation, end of year                                        $ 26,693       $ 20,855
================================================================================================

Reconciliation of funded status of plans:
    Funded Status                                                        $(26,693)      $(20,855)
    Unrecognized actuarial gain                                           (10,064)       (15,531)
    Unrecognized prior year service cost                                  (11,374)       (13,290)
------------------------------------------------------------------------------------------------
    Accrued benefit cost                                                 $(48,131)      $(49,676)
------------------------------------------------------------------------------------------------

The provision for net nonpension retirement benefit cost (credit) consists of the following:


========================================================================================

Year ended December 31,                                 2001          2000          1999
========================================================================================
Service cost (benefits earned during the period)     $   590       $   439       $   533
Interest cost on nonpension retirement benefit
   obligation                                          1,911         1,549         1,475
Amortization                                          (2,543)       (2,883)          933
----------------------------------------------------------------------------------------
Net nonpension retirement benefit cost (credit)      $   (42)      $  (895)      $ 2,941
========================================================================================


Assumed health care cost inflation is based on a rate of 5.0%. A one percent increase in these rates would have increased the nonpension retirement expense by $157 and the benefit obligation by $1,680. A one percent decrease in these rates would have decreased the net nonpension retirement expense by $201 and the benefit obligation by $2,043. The assumed discount rate used in determining the accumulated nonpension retirement benefit obligation was 7.5% for 2001 and 7.75% for 2000 and 1999. The increase in 1999 in the accumulated nonpension retirement benefit obligation related to coverage of additional employees for medical expense. The Company continues to fund these nonpension retirement benefit obligations as claims are incurred.

The Company also provides retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. Related to these plans, approximately $365, $377 and $400 was charged to expense for the years ended December 31, 2001, 2000 and 1999, respectively.


9.  LONG-TERM DEBT
The Company and its Canadian subsidiary have an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks that provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380.0 million, maturing May 1, 2002. Swing Line borrowings are limited to $25.0 million with interest calculated at the prime rate minus the commitment fee percentage ("Commitment Fee Percentage") as defined in the Agreement. Revolving Credit borrowings bear interest at the Company's option at either the prime rate minus the Commitment Fee Percentage or a Eurodollar rate plus the applicable Eurodollar margin ("Applicable Eurodollar Margin") as defined in the Agreement. The Commitment Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were .125% and .225%, respectively, at December 31, 2001. The Company had $143.0 and $151.4 million outstanding under the Facility at December 31, 2001 and 2000, respectively. The Facility also provides for the issuance of $38.0 million of letters of credit, with such usage applied against the $380.0 million limit. At December 31, 2001, the Company had $4.8 million in letters of credit outstanding under the Facility.

On January 31, 2002, the Company entered into an amended agreement for new senior credit facilities ("New Credit Facilities") totaling $575.0 million related to the Company's announced acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid Inc. When funded, the New Credit Facilities will replace the existing Bank Credit Agreement. The New Credit Facilities are comprised of a $311.3 million Revolving Credit Facility that matures five years from the initial funding, a $143.7 million Term Loan A Facility that matures five years from the initial funding, and a $120.0 million Term Loan B Facility that matures seven years from the initial funding. Since the funding under the New Credit Facilities is contingent upon consummation of the Anchor Hocking acquisition, debt under the Facility is classified as short-term at December 31, 2001. If the Anchor Hocking acquisition does not occur, the Company expects to refinance the Bank Credit Agreement in April 2002 on a long-term basis and is in the process of obtaining such financing commitments.

In September 2001, the Company issued a $2.7 million promissory note in connection with the purchase of a warehouse facility.

Annual maturities for all the Company's long-term debt are as follows: 2002 - $143.1 million; 2003 - $0.1 million; 2004 - $0.1 million; 2005 - $0.1 million;
and 2006 - $0.1 million.

The Company has Rate Agreements with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at December 31, 2001, was 6.2% for an average remaining period of 3.3 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.3% at December 31, 2001. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

The Company pays the Commitment Fee Percentage on the total credit provided under the Bank Credit Agreement. No compensating balances are required by the Agreement, which does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations and restricts certain types of business activities and investments.

At December 31, 2001, the carrying value of debt approximates its fair value based on the Company's current incremental borrowing rates and term to the maturity of the Bank Credit Agreement. The fair market value for the Company's Rate Agreements at December 31, 2001 was $(4.8) million. The fair value of the Company's Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

Interest paid in cash amounted to $10,785, $12,001 and $12,297 for the years ended December 31, 2001, 2000 and 1999.


10.  STOCK OPTIONS
The Company has two stock option plans for key employees: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and (2) the 1999 Equity Participation Plan of Libbey Inc. The plans provide for the granting of Incentive Stock Options and Nonqualified Options to purchase 2,800,000 shares of the Company's common stock at a price not less than the fair market value on the date the option is granted.

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

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) in accounting for employee stock options. The alternative fair value accounting provided for under FASB No. 123 "Accounting for Stock-Based Compensation" (Statement 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the

Company's employee stock options equals the market price of the underlying stock at the date of grant.

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

ASSUMPTION                       2001          2000          1999
----------                       ----          ----          ----
Risk-free interest rates          4.2%          6.0%          6.0%
Dividend yield                    0.9%          0.9%          1.0%
Volatility                        .30           .29           .29


The weighted average fair value of options granted in 2001, 2000 and 1999 was $13.25, $14.12 and $12.22, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year ended December 31,                2001            2000            1999
---------------------------------------------------------------------------
Net income:
      Reported                   $   39,392      $   46,866      $   43,428
      Pro forma                  $   38,115      $   45,625      $   42,365
Earnings per share:
  Basic
     Reported                    $     2.58      $     3.07      $     2.69
     Pro forma                   $     2.49      $     2.99      $     2.62
  Diluted
     Reported                    $     2.53      $     3.01      $     2.64
     Pro forma                   $     2.45      $     2.93      $     2.57
===========================================================================

Pro forma effect on net income for 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Stock option activity is as follows:

-----------------------------------------------------------------------------
                                          Weighted-Average    Price Range Per
                         Number of Shares  Exercise Price               Share
-----------------------------------------------------------------------------
January 1, 1999
   Outstanding                  1,383,346      $19.17           $13.00-$38.44
   Exercisable                  1,112,447       15.46
   Granted                        164,450       31.25
   Canceled                           500       38.44
   Exercised                       40,183       13.27
-----------------------------------------------------------------------------
December 31, 1999
   Outstanding                  1,507,113      $20.64           $13.00-$38.44
   Exercisable                  1,196,708       17.32
   Granted                        175,750       32.31
   Canceled                         4,190       30.02
   Exercised                      110,349       14.53
-----------------------------------------------------------------------------
December 31, 2000
   Outstanding                  1,568,324      $22.35           $13.00-$38.44
   Exercisable                  1,219,882       19.25
   Granted                        230,450       30.56
   Canceled                         1,250       31.94
   Exercised                      167,741       13.97
-----------------------------------------------------------------------------
DECEMBER 31, 2001
   OUTSTANDING                  1,629,783      $24.37           $13.00-$38.44
   EXERCISABLE                  1,198,163       21.75
-----------------------------------------------------------------------------

The following information is as of December 31, 2001:

                                                                 Options with an
                                            Options with an       exercise price
                                          exercise price of         greater than
                                           $13.00 per share     $13.00 per share
--------------------------------------------------------------------------------
Options outstanding                                 525,412            1,104,371
       Weighted-average exercise price               $13.00               $29.78
       Remaining contractual life                      1.48                 6.85
Options exercisable                                 525,412              672,751
       Weighted-average exercise price               $13.00               $28.58
================================================================================

11.  SHAREHOLDERS' RIGHTS PLAN
The Company has a Shareholders' Rights Plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. The Plan defines Existing Holder to mean Baron Capital Group, Inc. together with all of its Affiliates and Associates (including, without limitation, Ronald Baron, BAMCO, Inc., Baron Capital Management, Inc. and Baron Asset Fund). Under the Plan, the Company's Board of Directors would declare a distribution of one right for each outstanding common share of the Company. Each right will entitle shareholders to buy 1/100th of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $55 per right. The rights will not be exercisable until a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares or makes a tender offer for at least 20% (or in the case of an Existing Holder, 25%) of its common shares. Percentage increases resulting from share repurchases by the Company or inadvertence do not cause the rights to become exercisable. After the time that a person acquires beneficial ownership of 20% (or in the case of an Existing Holder, 25%) of the Company's common shares, the holders of the rights may be permitted to exercise such rights to receive the Company's common shares having market value of twice the exercise price. The rights are redeemable at $0.001 per right at any time before the tenth day after a person has acquired 20% (or in the case of an Existing Holder, 25%) or more of the outstanding common shares. The redemption period may be extended under certain circumstances. If at any time after the rights become exercisable and not redeemed, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving party, the rights will entitle a holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.


12.  OPERATING LEASES
Rental expense for all operating leases, primarily for warehouses, was $5,328, $4,705 and $5,299 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rentals under operating leases are as follows:
2002--$5,428; 2003--$4,579; 2004--$3,492; 2005--$2,138; 2006--$1,427; and 2007
and thereafter--$4,426.


13.  INDUSTRY SEGMENT INFORMATION
The Company has one reportable segment, tableware products, from which the Company's revenues from external customers are derived. The Company does not have any customer who represents 10% or more of total sales. The Company's operations by geographic areas for 2001, 2000 and 1999 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

                          United        Foreign     Eliminations    Consolidated
                          States
================================================================================
2001
Net sales:
   Customers             $ 371,865      $  47,729                      $ 419,594
   Intercompany                 --             --             --              --
--------------------------------------------------------------------------------
Total                    $ 371,865      $  47,729             --       $ 419,594
--------------------------------------------------------------------------------
Long-lived assets        $ 172,924      $  82,513                      $ 255,437

2000
Net sales:
   Customers             $ 389,990      $  51,838                      $ 441,828
   Intercompany                740             --           (740)             --
--------------------------------------------------------------------------------
Total                    $ 390,730      $  51,838      $    (740)      $ 441,828
--------------------------------------------------------------------------------
Long-lived assets        $ 155,328      $  82,309                      $ 237,637

1999
Net sales:
   Customers             $ 404,355      $  56,237                      $ 460,592
   Intercompany             17,962          4,040        (22,002)             --
--------------------------------------------------------------------------------
Total                    $ 422,317      $  60,277      $ (22,002)      $ 460,592
--------------------------------------------------------------------------------
Long-lived assets        $ 154,909      $  79,348                      $ 234,257

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present selected quarterly financial data for the years ended December 31, 2001 and 2000:


2001

DOLLARS IN THOUSANDS, EXCEPT                  First        Second         Third        Fourth
PER-SHARE AMOUNTS                           Quarter       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------------
Net sales                                  $ 92,515      $108,100      $106,896      $112,083
Freight billed to customers                     446           553           482           604

Cost of sales                                70,289        73,864        76,092        87,010

Gross profit                                 22,672        34,789        31,286        25,677
Earnings before interest and income
  taxes                                       9,905        24,901        22,632        11,154
Net income                                    4,207        14,143        14,057         6,985
---------------------------------------------------------------------------------------------
Net income per share
   Basic                                   $   0.28      $   0.92      $   0.92      $   0.46
   Diluted                                 $   0.27      $   0.91      $   0.90      $   0.45
=============================================================================================

2000

DOLLARS IN THOUSANDS, EXCEPT                  First        Second         Third        Fourth
PER-SHARE AMOUNTS                           Quarter       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------------
Net sales                                  $ 96,761      $113,293      $108,089      $123,685
Freight billed to customers                     458           529           583           704

Cost of sales                                69,605        75,851        71,824        88,723

Gross profit                                 27,614        37,971        36,848        35,666
Earnings before interest and income
  taxes                                      14,460        28,857        26,465        22,913
Net income                                    6,402        14,339        14,297        11,828
---------------------------------------------------------------------------------------------
Net income per share
   Basic                                   $   0.42      $   0.94      $   0.94      $   0.78
   Diluted                                 $   0.41      $   0.92      $   0.92      $   0.76
=============================================================================================


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

PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                           PAGE
                                                                           ----
Report of Management                                                         24

Report of Independent Auditors                                               25

Consolidated Balance Sheets at December 31, 2001 and 2000                    26

For the years ended December 31, 2001, 2000 and 1999:

       Consolidated Statements of Income                                     28
       Consolidated Statements of Shareholders' Equity                       29
       Consolidated Statements of Cash Flows                                 30

Notes to Consolidated Financial Statements                                   31

Selected Quarterly Financial Data                                            51


Financial statement schedule for the years ended December 31, 2001, 2000 and 1999:

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


b) A form 8-K was filed during the fourth quarter, dated December 18,2001, with respect to the press release announcing that the United States Federal Trade Commission authorized its Staff to file a complaint in the United States Federal District Court challenging the legality of Libbey's proposed acquisition of the Anchor Hocking business of Newell Rubbermaid.

     A form 8-K was filed during the fourth quarter, dated December 20,2001, with respect to the press release announcing that the United States Federal Trade Commission (FTC) agreed to delay filing its complaint in the United States Federal District Court challenging the legality of Libbey's proposed acquisition of the Anchor Hocking business of Newell Rubbermaid until January 4, 2002.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIBBEY INC.


                                     by:   /s/   Kenneth G. Wilkes
                                        --------------------------------
                                     Kenneth G. Wilkes
                                     Vice President and Chief Financial
                                     Officer
Date:    April 1, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Libbey Inc. and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE

William A. Foley                          Director

Peter C. McC. Howell                      Director

Carol B. Moerdyk                          Director

Gary L. Moreau                            Director

Terence P. Stewart                        Director

Richard I. Reynolds                       Director, Executive Vice President,
                                          Chief Operating Officer

John F. Meier                             Chairman of the Board of Directors,
                                          Chief Executive Officer





                                          By:   /s/  Kenneth G. Wilkes
                                             --------------------------------
                                             Kenneth G. Wilkes
                                             Attorney-In-Fact
 /s/  Kenneth G. Wilkes
----------------------------
Kenneth G. Wilkes
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:    April 1, 2002

INDEX TO FINANCIAL STATEMENT SCHEDULE AND SEPARATE FINANCIAL STATEMENTS OF AFFILIATE





                                                                           PAGE
                                                                           ----
Financial Statement Schedule of Libbey Inc. for the years ended
     December 31, 2001, 2000, and 1999 for Schedule II Valuation
     and Qualifying Accounts (Consolidated)                                 S-1

                                   LIBBEY INC.
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)



                                            Additions
                                            Charged
                               Balance At   Credited) to
                               Beginning    Costs and    Other     Deductions   Balance at
                               of Year      Expenses     (Note 1)   (Note 2)    End of Year
                               -------      --------     --------   --------    -----------

Allowances for Losses and
Discounts on Receivables:

          2001                 $6,788       $  279       $    2      $1,107       $5,962
                               ======       ======       ======      ======       ======

          2000                 $3,869       $3,631       $  293      $1,005       $6,788
                               ======       ======       ======      ======       ======

          1999                 $3,636       $1,648       $   79      $1,494       $3,869
                               ======       ======       ======      ======       ======



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

    2.1               --     Master Investment Agreement, dated to be effective
                             as of August 15, 1997, entered into by and between Libbey Inc., Libbey Glass Inc., LGA2 Corp., LGA3
                             Corp., LGA4 Corp., Vitro S.A., Vitrocrisa Holding,
                             S.A. de C.V., Vitro Corporativo, S.A., Vitrocrisa
                             S.A. de C.V. Crisa Corporation, and WorldCrisa
                             Corporation (filed as Exhibit 2.1 to the
                             Registrant's Current Report on Form 8-K dated
                             August 29, 1997 and incorporated herein by reference).

    2.2               --     Amended and Restated Stock Purchase Agreement dated
                             as of January 21, 2002 by and among Newell
                             Rubbermaid Inc., Anchor Hocking Corporation,
                             Menagerie Corporation, Newell Operating Company and
                             Libbey Inc. (filed as Exhibit 2.4 to the
                             Registrants Current Report on Form 8-K dated
                             January 22, 2002 and incorporated herin by reference).

    2.3               --     Amended and Restated Canadian Purchase Agreement
                             dated as of January 21, 2002 by and among Newell
                             Rubbermaid Inc., Newell Industries Canada Inc,
                             Libbey Inc. and Libbey Canada Inc. (filed as
                             Exhibit 2.5 to the Registrants Current Report on
                             Form 8-K dated January 22, 2002 and incorporated herin by reference).

    3.1               --     Restated Certificate of Incorporation of Libbey
                             Inc. (filed as Exhibit 3.1 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1993 and incorporated herein by reference).

    3.2               --     Amended and Restated By-Laws of Libbey Inc. (filed
                             as Exhibit 3.2 to Registrant's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

    4.1               --     Restated Certificate of Incorporation of Libbey
                             Inc. (incorporated by reference herein as Exhibit
                             3.1).

                                  EXHIBIT INDEX

S-K Item
601No.                          Document
--------------------------------------------------------------------------------


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

 *10.63               --     Change of Control Agreement dated as of August 1,
                             1999 between Libbey Inc. and Kenneth A. Boerger
                             (filed as Exhibit 10.68 to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended September
                             30, 1999 and incorporated herein by reference).

 *10.64               --     Form of Non-Qualified Stock Option Agreement
                             between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

 *10.65               --     The 1999 Equity Participation Plan of Libbey Inc.
                             (filed as Exhibit 10.67 to Registrant's Annual
                             Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

 *10.66               --     The Libbey Inc. Long-Term Incentive Compensation
                             Plan effective as of January 1, 2001 (filed herewith)

  13                  --     2001 Annual Report to Shareholders for the year
                             ended December 31, 2001. Except for the information that is expressly incorporated herein by reference, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

  22                  --     Subsidiaries of the Registrant (filed herewith).

                                  EXHIBIT INDEX

S-K Item
601No.                          Document
--------------------------------------------------------------------------------


  23                  --     Consent of Independent Auditors (filed herewith).

  25                  --     Power of Attorney (filed herewith).

  99                  --     Safe harbor provisions of the Private Securities
                             Litigation Reform Act of 1995 (filed herewith).

* Management Contract or Compensation Plan or Arrangement.