Form 10-Q
period 2002-03-31
LIBBEY INC
filed 2002-05-15
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark one)

      [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2002

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

      Common Stock, $.01 par value - 15,363,337 shares at April 30, 2002

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                              Three months ended March 31,
                                                  2002            2001
                                                --------        --------
Revenues:
   Net sales                                    $ 98,669        $ 92,515
   Freight billed to customers                       418             446
   Royalties and net technical
      assistance income                              799             473
                                                --------        --------
   Total revenues                                 99,886          93,434

Costs and expenses:
   Cost of sales                                  77,016          70,289

   Selling, general and administrative
      expenses                                    14,254          14,204
                                                --------        --------

                                                  91,270          84,493
                                                --------        --------

Income from operations                             8,616           8,941

Other income (loss):
   Pretax equity earnings (loss)                    (376)          1,300
   Other - net                                      (182)           (336)
                                                --------        --------
                                                    (558)            964
                                                --------        --------

Earnings before interest and income taxes          8,058           9,905

Interest expense - net                            (1,883)         (2,527)
                                                --------        --------

Income before income taxes                         6,175           7,378

Provision for income taxes                         2,223           3,171
                                                --------        --------

Net income                                      $  3,952        $  4,207
                                                ========        ========

Net income per share
   Basic                                        $   0.26        $   0.28
                                                ========        ========
   Diluted                                      $   0.25        $   0.27
                                                ========        ========


Dividends per share                             $  0.075        $  0.075
                                                ========        ========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   March 31,      December 31,
                                                     2002             2001
                                                  -----------     -----------
                                                  (unaudited)
ASSETS
Current assets:
   Cash                                           $     2,012     $     3,860
   Accounts receivable:
      Trade, less allowances of $5,736
         and $5,962                                    45,466          38,516
      Other                                             5,152           5,550
                                                  -----------     -----------
                                                       50,618          44,066
   Inventories:
      Finished goods                                   82,447          88,686
      Work in process                                   5,203           5,095
      Raw materials                                     2,719           2,627
      Operating supplies                                  527             528
                                                  -----------     -----------
                                                       90,896          96,936

   Prepaid expenses and deferred taxes                  9,537           9,068
                                                  -----------     -----------
Total current assets                                  153,063         153,930

Other assets:
   Repair parts inventories                             5,077           5,248
   Intangibles, net of accumulated
      amortization of $2,903 and $3,255                 9,055           9,232
   Pension assets                                      30,421          29,506
   Deferred software, net of accumulated
      amortization of $10,827 and $10,510               3,532           3,639
   Other assets                                        11,806          11,090
   Investments                                         84,180          84,357
   Goodwill                                            43,282          43,282
                                                  -----------     -----------
                                                      187,353         186,354

Property, plant and equipment, at cost                259,409         254,479
   Less accumulated depreciation                      131,164         126,681
                                                  -----------     -----------
   Net property, plant and equipment                  128,245         127,798
                                                  -----------     -----------
Total assets                                      $   468,661     $   468,082
                                                  ===========     ===========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  March 31,       December 31,
                                                    2002              2001
                                                 -----------      -----------
                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                 $     2,500      $     2,400
   Accounts payable                                   21,718           33,125
   Salaries and wages                                 10,294           11,671
   Accrued liabilities                                23,185           23,809
   Income taxes                                           --            1,904
   Long-term debt due within one year                    115          143,115
                                                 -----------      -----------
Total current liabilities                             57,812          216,024

Long-term debt                                       155,826            2,517
Deferred taxes                                        23,512           23,512
Other long-term liabilities                           12,347           12,533
Nonpension retirement benefits                        48,082           48,131

Shareholders' equity:
   Common stock, par value $.01
      per share, 50,000,000 shares
      authorized, 18,052,537 shares
      issued (18,025,843 shares issued and
      outstanding in 2001)                               181              180
   Capital in excess of par value                    289,044          288,418
   Treasury stock                                    (75,369)         (75,369)
   Deficit                                           (40,092)         (42,894)
   Accumulated other comprehensive
      loss                                            (2,682)          (4,970)
                                                 -----------      -----------
Total shareholders' equity                           171,082          165,365
                                                 -----------      -----------
Total liabilities and shareholders'
   equity                                        $   468,661      $   468,082
                                                 ===========      ===========


                             See accompanying notes.

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                  Three months ended March 31,
                                                      2002            2001
                                                    --------        --------
Operating activities
   Net income                                       $  3,952        $  4,207
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
         Depreciation                                  4,452           4,600
         Amortization                                    494             969
         Other non-cash charges                         (875)           (293)
         Net equity earnings (loss)                      177            (444)
         Net change in components of working
            capital and other assets                 (14,861)        (16,830)
                                                    --------        --------
Net cash used in operating activities                 (6,661)         (7,791)

Investing activities
   Additions to property, plant and
      equipment                                       (4,878)        (12,825)
   Dividends received from equity
      Investments                                         --           4,918
   Other                                                  --             (63)
                                                    --------        --------
Net cash used in investing activities                 (4,878)         (7,970)

Financing activities

   Net bank credit facility activity                  10,336          23,596
   Other net borrowings                                   73          (6,650)
   Stock options exercised                               432           1,021
   Treasury shares purchased                              --            (113)
   Dividends                                          (1,150)         (1,144)
                                                    --------        --------
Net cash provided by financing activities              9,691          16,710
                                                    --------        --------

Increase (decrease) in cash                           (1,848)            949

Cash at beginning of year                              3,860           1,282
                                                    --------        --------

Cash at end of period                               $  2,012        $  2,231
                                                    ========        ========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1. LONG-TERM DEBT

The Company and its Canadian subsidiary had at March 31, 2002, an unsecured agreement ("Bank Credit Agreement" or "Agreement") with a group of banks which provided for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $380 million, maturing May 1, 2002. Swing Line borrowings were limited to $25 million with interest calculated at the prime rate minus the Commitment Fee Percentage ("Commitment Fee Percentage"). Interest rates on Revolving Credit were at the Company's option at either the prime rate minus the Commitment Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin. The Commitment Fee Percentage and Applicable Eurodollar Margin varied depending on the Company's performance against certain financial ratios. The Commitment Fee Percentage and the Applicable Eurodollar Margin were 0.125% and 0.225%, respectively, at March 31, 2002. The Company may have also elected to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $190 million. The Revolving Credit and Swing Line Facility also provided for the issuance of $35 million of letters of credit, with such usage applied against the $380 million limit. At March 31, 2002, the Company had $4.8 million in letters of credit outstanding under the Facility.

The Company paid a Commitment Fee Percentage on the total credit provided under the Bank Credit Agreement. No compensating balances were required by the Agreement. The Agreement required the maintenance of certain financial ratios, restricted the incurrence of indebtedness and other contingent financial obligations, and restricted certain types of business activities and investments.

On April 23, 2002, the Company successfully refinanced its above-referenced bank debt under a new $250 million revolving credit agreement ("Revolving Credit Agreement"). This new facility is for a term of three years maturing April 30, 2005, with an option to extend for two additional one-year periods. Debt under the old Facility is classified as long-term at March 31, 2002, due to the successful financing under the new Revolving Credit Agreement. The borrowings under the Revolving Credit Agreement bear interest at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin. The Facility Fee Percentage and Applicable Eurodollar Margin varies depending on the Company's performance against certain financial ratios.

On April 30, 2002, the Company entered into an amendment to extend the financing commitments under an agreement for new senior credit facilities ("Acquisition Credit Facilities") totaling $535 million related to the Company's announced acquisition of the Anchor Hocking glassware operations of Newell Rubbermaid Inc. When funded, the Acquisition Credit Facilities will replace the $250 million Revolving Credit Agreement. The Acquisition Credit Facilities are comprised of a Revolving Credit Facility and a Term Loan A Facility that total $415 million and mature five years from the initial funding and a $120 million Term Loan B Facility that matures seven years from the initial funding. Funding under the Acquisition Credit Facilities is contingent upon consummation of the Anchor Hocking acquisition. The amendment to extend the financing commitments for the Acquisition Credit Facilities expires on June 14, 2002.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $100 million of debt under its Bank Credit Agreement (and now the Revolving Credit Agreement) as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Bank Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at March 31, 2002, was 6.2% for an average remaining period of 3.1 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.3% at March 31, 2002.

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

2. SIGNIFICANT SUBSIDIARY

The Company is a 49% equity owner in Vitrocrisa, S. de R.L. de C.V. and related Mexican companies ("Vitrocrisa") which manufacture, market, and sell glass tableware (beverageware, plates, bowls, serveware, and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware, and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Summarized combined financial information for the Company's investments for 2002 and 2001, accounted for by the equity method, is as follows:

                                             March 31,      December 31,
                                               2002            2001
                                            ---------------------------
Current assets                              $    94,707     $   102,599
Non-current assets                              129,887         130,295
                                            ---------------------------
  Total assets                                  224,594         232,894

Current liabilities                              66,745          74,924
Other liabilities and deferred items            135,614         135,396
                                            ---------------------------
   Total liabilities and deferred items         202,359         210,320
                                            ---------------------------
Net assets                                  $    22,235     $    22,574
                                            ===========================


                                                 Three months ended
                                                     March 31,
                                            ---------------------------
                                                2002            2001
                                            ---------------------------
Net sales                                   $    43,174     $    44,272
  Cost of sales                                  36,916          32,954
                                            ---------------------------
Gross profit                                      6,258          11,318
  Operating expenses                              5,249           5,178
                                            ---------------------------
Income from operations                            1,009           6,140
  Other income                                      355              74
                                            ---------------------------
Earnings before finance costs and taxes           1,364           6,214
  Interest expense                                1,645           2,216
  Translation loss                                 (487)           (488)
                                            ---------------------------
Earnings (loss) before income taxes                (768)          3,510
                                            ---------------------------
  Income taxes (benefit)                           (489)          1,389
                                            ---------------------------
Net income (loss)                           $      (279)    $     2,121
                                            ===========================


3. CASH FLOW INFORMATION

Interest paid in cash aggregated $1,939 and $3,010 for the first three months of 2002 and 2001, respectively. Interest expense capitalized was $51 and $306 for the first three months of 2002 and 2001, respectively. Income taxes paid in cash aggregated $6,344 and $2,036 for the first three months of 2002 and 2001, respectively.


4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Quarter ended March 31,                         2002            2001
                                            -----------     -----------
Numerator for basic and diluted
  earnings per share--net income
  which is available to common
  shareholders                              $     3,952     $     4,207
Denominator for basic earnings per
  share -- weighted-average shares
  outstanding                                15,343,514      15,245,863
Effect of dilutive securities--
  employee stock options                        300,620         290,780
                                            -----------     -----------
Denominator for diluted earnings
  per share -- adjusted weighted-
  average shares and assumed
  conversions                                15,644,134      15,536,643

Basic earnings per share                    $      0.26     $      0.28
Diluted earnings per share                  $      0.25     $      0.27


5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and adjustments for the change in fair value of derivative instruments. During the first quarter of 2002 and 2001, total comprehensive income amounted to $6,240 and $2,434, respectively.

Total comprehensive income is as follows:

                                                Three months ended
                                                     March 31,
                                              ---------------------
                                                2002         2001
                                              ---------------------
Net income                                    $  3,952     $  4,207
Change in fair value of derivative
  instruments                                    2,288       (1,100)
Cumulative effect of change in method
  of accounting                                     --         (673)
                                              ---------------------
Comprehensive income                          $  6,240     $  2,434
                                              =====================


6. ACCOUNTING CHANGES

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141"), which eliminates the pooling-of-interests method and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 also requires intangible assets that arise from contractual or other legal rights, or that are capable of being separated or divided from the acquired entity be recognized separately from goodwill. Existing intangible assets and goodwill that were acquired in a prior purchase business combination must be evaluated, and any necessary reclassifications must be made effective January 1, 2002, in order to conform to the new criteria for recognition apart from goodwill. The adoption of SFAS No. 141 had no material effect on the Company's consolidated results of operations or financial position.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142")," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. The Company determined that certain trademarks had an indefinite life and ceased amortization of these intangibles on January 1, 2002, and evaluated these indefinite-lived intangible assets as not being impaired. The Company also determined that certain technical assistance agreements should have their useful lives reduced to five years.

At March 31, 2002, the carrying value and accumulated amortization of amortized assets totaled $3,297 and $2,903, respectively, and the carrying value of unamortized intangible assets totaled $5,436.

SFAS No. 142 requires goodwill to be evaluated for impairment within six months of the date of adoption. The Company will complete its test of goodwill impairment during the second quarter of 2002, and if impairment is indicated, record the impairment charge as a cumulative effect of a change in accounting principle as of January 1, 2002.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three-month period ended March 31, 2001.

                                                Three months ended
                                                     March 31,
                                               ---------------------
                                                 2002         2001
                                               ---------------------
Net Income:
  Reported net income                          $  3,952     $  4,207
  Goodwill amortization related to
    equity investments                               --          424
  Goodwill and trademark amortization                --          421
  Change in amortization of technical
    assistance agreements                            --         (141)
  Tax effect                                         --           (9)
                                               ---------------------
Adjusted net income                            $  3,952     $  4,902
                                               =====================

Basic earnings-per-share:
  Reported net income                          $   0.26     $   0.28
  Goodwill amortization related to
    equity investments                               --          .03
  Goodwill and trademark amortization                --          .02
  Change in amortization of technical
    assistance agreements                            --         (.01)
  Tax effect                                         --           --
                                               ---------------------
Adjusted net income                            $   0.26     $   0.32
                                               =====================

Diluted earnings-per-share:
  Reported net income                          $   0.25     $   0.27
  Goodwill amortization related to
    equity investments                               --          .03
  Goodwill and trademark amortization                --          .02
  Change in amortization of technical
    assistance agreements                            --         (.01)
  Tax effect                                         --           --
                                               ---------------------
Adjusted net income                            $   0.25     $   0.31
                                               =====================


Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144")," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides a single accounting model for long-lived assets which are to be disposed. The adoption of SFAS No. 144 had no material effect on the Company's consolidated results of operations or financial position.


7. DERIVATIVES

During the first quarter 2002, the Company increased other comprehensive income
(loss) by $3,667 for net changes in the fair value of derivatives less tax of $1,379, or $2,288, which results in accumulated other comprehensive income
(loss) related to derivatives
at March 31, 2002, of $(3,367) less tax benefit of $913, or $(2,454). During the first quarter 2001, an unrealized net loss related to derivatives of $(2,748) less tax benefit of $975, or $(1,773) was included in other comprehensive income, including a cumulative transition adjustment as of January 1, 2001 of $(1,044) less tax benefit of $371, or $(673).

As of March 31, 2002, the Company has Interest Rate Protection Agreements for $100.0 million of its variable rate debt and commodity contracts for 2.0 million British Thermal Units (BTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives are included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At March 31, 2001, the Company had Rate Agreements for $75.0 million of its variable rate debt, commodity contracts for
0.7 million BTUs of natural gas, and foreign currency forward contracts for 3.7 million Deutsche marks.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas, and foreign currency hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at March 31, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the first quarter of 2002 and 2001 was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

                                              Three months ended
                                                  March 31,
                                          -------------------------
                                            (dollars in thousands)
                                              2002         2001
                                            --------     --------
Net sales                                   $ 98,669     $ 92,515

Gross profit                                  22,071       22,672
As a percent of sales                           22.4%        24.5%

Income from operations                      $  8,616     $  8,941
As a percent of sales                            8.7%         9.7%

Earnings before interest and
   income taxes                             $  8,058     $  9,905
As a percent of sales                            8.2%        10.7%

Net income                                  $  3,952     $  4,207
As a percent of sales                            4.0%      4.5%


For the quarter ended March 31, 2002, sales increased 6.7% to $98.7 million compared to $92.5 million in the year-ago quarter. Strong growth in glassware sales to retail and export customers more than offset mid-single digit decreases in sales to foodservice customers. Export sales increased 4.7% to $10.6 million from $10.1 million in the year-ago period. Lower sales to Canadian customers only partially offset sales to other export customers.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $22.1 million in the first quarter of 2002 compared to $22.7 million in the first quarter of 2001 and as a percent of sales was 22.4% in the first quarter of 2002 compared to 24.5% in the year-ago quarter. This was primarily a result of a planned temporary curtailment of production early in January as machine operating hours in the company's glassware facilities were $10.8% lower than the year-ago period. While the decrease in operating hours had a negative impact on gross profit, it resulted in a meaningful reduction of inventory and increased cash flow. Other factors affecting the reduction in gross profit were an unfavorable sales mix as compared to the prior year period and lower pension income and higher nonpension retirement expense totaling $1.1 million due partly to additional benefits granted to certain of the company's unionized workforce in labor negotiations completed during 2001. These changes were partially offset by the favorable impact of reduced natural gas cost totaling $2.6 million compared to the prior year period.

Income from operations was $8.6 million compared to $8.9 million in the first quarter last year and as a percent of sales was 8.7% in the first quarter of 2002 compared to 9.7% in the year-ago quarter. Excluding goodwill and trademark amortization and including additional amortization for the change in useful lives of technical assistance agreements, income from operations would have increased $0.3 million in the first quarter of 2001. The reduction in pension income and increase in nonpension retirement expense negatively impacted selling, general, and administrative expense by $0.1 million.

Earnings before interest and income taxes (EBIT) were $8.1 million compared with $9.9 million in the first quarter last year. The company experienced a loss from equity affiliates of $0.4 million on a pretax basis compared to income of $1.3 million pretax in the first quarter of 2001. Excluding goodwill amortization in the first quarter of 2001, pretax equity earnings would have been $1.7 million. Substantially lower production at Vitrocrisa related to furnace rebuild activity and improved working capital management efforts contributed to the loss from equity affiliates.

Net income was $4.0 million, or 25 cents per share on a diluted basis, compared with $4.2 million or 27 cents per share on a diluted basis in the year-ago period. A reduction of $0.6 million in interest expense as a result of lower debt and lower interest rates contributed to net income. In addition, a lower effective tax rate of 36% compared to 43% in the year-ago period as a result of the elimination of non-deductible goodwill amortization and lower Mexican tax also positively impacted net income. The reduction of Mexican tax is primarily attributable to reduced statutory tax rates in Mexico. Excluding goodwill amortization in the first quarter of 2001, net income would have been $4.9 million, or 31 cents per share on a diluted basis.


CAPITAL RESOURCES AND LIQUIDITY

The company had total debt of $158.4 million at March 31, 2002, compared to $148.0 million at December 31, 2001. This $10.4 million increase in debt is primarily related to seasonal increased working capital requirements. In the year ago period, debt increased $16.9 million during the quarter. This favorable comparison is due primarily to improved inventory management and lower capital expenditures. Inventories decreased $6.0 million during the quarter from $96.9 million at December 31, 2001, to $90.9 million, compared to an increase of $7.8 million during the first quarter of 2001. As compared to the year-ago period, inventories are down substantially, a reduction of $21.4 million from March 31, 2001. As previously announced, the company took steps to curtail production and reduce inventories. While impacting the company's profitability in the short term, these steps have improved working capital management and cash flow and will allow the company to operate at higher levels of manufacturing capacity as sales trends improve.

In addition, capital expenditures totaled $4.9 million in the first quarter of 2002, primarily related to furnace rebuild activity and investments in higher productivity machinery and equipment. This compares to $12.8 million during the first quarter of 2001. The decrease in inventories and lower capital expenditures through March 31, 2002, were only slightly offset by lower accounts payable.

During the first quarter 2002, the company did not purchase any shares pursuant to its share repurchase plan. Since mid-1998, the company has repurchased 2,689,400 shares for $75.4 million. Board authorization remains for the purchase of an additional 935,600 shares. Comparisons to the change in cash flow to the year-ago period are impacted by dividends of $4.9 million received by Libbey in the first quarter of 2001 from its investment in Vitrocrisa and related companies.

The company had additional debt capacity at March 31, 2002, under the Bank Credit Agreement of $221.8 million. If the new $250 million Revolving Credit Agreement discussed below had been in place as of March 31, 2002, additional debt capacity would have been $91.8 million. Of Libbey's outstanding indebtedness, $55.8 million was subject to fluctuating interest rates at March 31, 2002. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.6 million on an annual basis as of March 31, 2002.

The company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. In addition, the company successfully refinanced its bank debt on April 23, 2002, under a new $250 million Revolving Credit Agreement ("Revolving Credit Agreement"). This new facility is for a term of three years with an option to extend for two additional one-year periods. The company believes that its cash from operations and available borrowings under the new Revolving Credit Agreement will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the new Revolving Credit Agreement.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risks due to changes in currency values, although the majority of the company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the company's products compared to foreign competition; the effect of high inflation in Mexico; and exchange rate changes to the value of the Mexican peso and the impact of those changes on the earnings and cash flow of the company's joint venture in Mexico, Vitrocrisa, expressed under accounting principles generally accepted in the United States.

The company is exposed to market risk associated with changes in interest rates in the U.S. However, the company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the company's borrowings related to the Rate Agreements at March 31, 2002, was 6.2% for an average remaining period of 3.1 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.3% at March 31, 2002. The company had $55.8 million of debt subject to fluctuating interest rates at March 31, 2002. A change of one percent in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis.

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

In addition to the Rate Agreements, the company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At March 31, 2002, approximately $(2.5) million of unrealized net losses were recorded in accumulated other comprehensive income (loss).

The company successfully refinanced its bank debt on April 23, 2002, under a new $250 million Revolving Credit Agreement. This new facility is for a term of three years with an option to extend for two additional one-year periods.


OTHER INFORMATION

On June 17, 2001, Libbey agreed to acquire the Anchor Hocking glassware operations of Newell Rubbermaid Inc. ("Newell Rubbermaid") for a cash purchase price of $332 million. Following a request for additional information by the Federal Trade Commission ("FTC"), which was provided to, and reviewed by, its staff on December 18, 2001, the FTC authorized its staff to file a complaint in the United States Federal District Court seeking a preliminary injunction to block the proposed acquisition pending further investigation by the FTC. This suit was filed in the United States District Court for the District of Columbia on January 14, 2002. The FTC's sole concern with the proposed acquisition relates to a possible adverse effect on competition in the sale of foodservice glassware. In an attempt to satisfy the FTC's complaint and complete the purchase on terms that are acceptable to the parties and the FTC, Libbey and Newell Rubbermaid restructured the transaction and amended the purchase agreement on January 21, 2002. Pursuant to the restructured transaction, Libbey proposes to acquire the consumer and specialty glass business of Anchor Hocking for a cash purchase price of $277.5 million and Newell Rubbermaid will retain the Anchor Hocking Foodservice business, which generated approximately $17 million in worldwide net sales in 2001. On April 22, 2002, Judge Walton issued a order enjoining completion of Libbey's proposed acquisition pending completion of an administrative hearing by the FTC. The parties endeavored to satisfy the concerns cited by Judge Walton in issuing the preliminary injunction and on May 2, 2002, filed a motion to reconsider the matter and to vacate the preliminary injunction. The motion to reconsider remains pending. On May 9, 2002, the FTC initiated the administrative hearing within the twenty-day period required by law in order for the preliminary injunction to continue throughout the administrative proceeding. An adverse outcome in the administrative and legal proceedings or a decision to abandon the Anchor Hocking transaction could result in a write-off of acquisition-related costs, which the company estimates as of April 30, 2002, total approximately $12 to $14 million pretax. Either party may terminate the agreement if the closing of the acquisition has not occurred on or before June 17, 2002.

This document and supporting schedules contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements only reflect the company's best assessment at this time, and are indicated by words or phrases such as "goal," "expects," "believes," "will," "estimates," "anticipates," or similar phrases.

Investors are cautioned that forward-looking statements involve risks and uncertainty, that actual results may differ materially from such statements and that investors should not place undue reliance on such statements.

Important factors potentially affecting performance include major slowdowns in the retail, travel, restaurant and bar or entertainment industries in the United States, Canada or Mexico, including the impact of the terrorist attacks in the United States of September 11, 2001, on the retail, travel, restaurant and bar or entertainment industries; significant increases in interest rates that increase the company's borrowing costs and per-unit increases in the costs for natural gas, corrugated packaging and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under accounting principles generally accepted in the United States and cash flow of the company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels at the company and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; whether the company completes any significant acquisition, including the Anchor Hocking acquisition; and whether such acquisitions can operate profitably.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a.)  Exhibits

            Exhibit
            Number                        Description
            ------                        -----------
            10.67       $250 Million Revolving Credit Agreement dated as of
                        April 23, 2002 among Libbey Glass Inc., as the Borrower,
                        Bank of America, N.A., as the Administrative Agent,
                        Swing Line Lender, and as an L/C Issuer, Bank One, NA
                        and Fleet National Bank, as Syndication Agents, and The
                        Other Lenders Party Hereto Banc of America Securities
                        LLC and Banc One Capital Markets, Inc., as Joint Lead
                        Arrangers and Joint Book Managers.


      (b.)  Several forms 8-K were filed in the first quarter as follows:

            A form 8-K was filed dated January 4, 2002, with respect to the announcement that the United States Federal Trade Commission agreed to delay filing its complaint in the United States Federal District Court challenging the legality of Libbey's proposed acquisition of the Anchor Hocking business of Newell Rubbermaid until January 14, 2002.

            A form 8-K was filed dated January 14, 2002, with respect to the announcement that the United States Federal Trade Commission filed a complaint in the United States Federal District Court challenging the legality of Libbey's proposed acquisition of the Anchor Hocking business of Newell Rubbermaid until January 14, 2002.

            A form 8-K was filed dated January 22, 2002, with respect to the announcement that Libbey and Newell Rubbermaid Inc. have signed a revised purchase agreement concerning the acquisition of the Anchor Hocking consumer and specialty glass business of Newell Rubbermaid in a stock purchase for approximately $277.5 million in cash. The newly announced transaction does not include the foodservice business of Anchor Hocking, which generated approximately $17 million in worldwide net sales in 2001 and will be retained by Newell Rubbermaid.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LIBBEY INC.

Date  May 15, 2002                    By   /s/ Kenneth G. Wilkes
    -------------------                  ---------------------------------------
                                         Kenneth G. Wilkes,
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)