Form 10-Q
period 2002-06-30
LIBBEY INC
filed 2002-08-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (Mark one)

           (X)Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2002

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

         Common Stock, $.01 par value - 15,510,877 shares at July 31, 2002

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                    Three months ended June 30,
                                                      2002              2001
                                                    ---------         ---------
Revenues:
     Net sales                                      $ 114,086         $ 108,100
     Freight billed to customers                          434               553
     Royalties and net technical
         assistance income                                738             1,419
                                                    ---------         ---------
         Total revenues                               115,258           110,072

Costs and expenses:
     Cost of sales                                     83,491            73,864
     Selling, general and administrative
         expenses                                      13,363            13,307
                                                    ---------         ---------

                                                       96,854            87,171
                                                    ---------         ---------
Income from operations                                 18,404            22,901

Other income (loss):
     Pretax equity earnings                             4,546             1,541
     Expenses related to abandoned
         acquisition                                  (13,626)               --
     Other - net                                           22               459
                                                    ---------         ---------
                                                       (9,058)            2,000
                                                    ---------         ---------

Earnings before interest and income taxes               9,346            24,901

Interest expense - net                                 (2,081)           (2,433)
                                                    ---------         ---------

Income before income taxes                              7,265            22,468

Provision for income taxes                              2,365             8,325
                                                    ---------         ---------

Net income                                          $   4,900         $  14,143
                                                    =========         =========

Net income per share
     Basic                                          $    0.32         $    0.92
                                                    =========         =========
     Diluted                                        $    0.31         $    0.91
                                                    =========         =========


Dividends per share                                 $   0.075         $   0.075
                                                    =========         =========


                             See accompanying notes.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                     Six months ended June 30,
                                                       2002              2001
                                                    ---------         ---------
Revenues:
     Net sales                                      $ 212,755         $ 200,615
     Freight billed to customers                          852               999
     Royalties and net technical
         assistance income                              1,537             1,892
                                                    ---------         ---------
         Total revenues                               215,144           203,506

Costs and expenses:
     Cost of sales                                    160,507           144,153
     Selling, general and administrative
         expenses                                      27,617            27,511
                                                    ---------         ---------

                                                      188,124           171,664
                                                    ---------         ---------
Income from operations                                 27,020            31,842

Other income (loss):
     Pretax equity earnings                             4,170             2,841
     Expenses related to abandoned
         acquisition                                  (13,626)               --
     Other - net                                         (160)              123
                                                    ---------         ---------
                                                       (9,616)            2,964
                                                    ---------         ---------

Earnings before interest and income taxes              17,404            34,806

Interest expense - net                                 (3,964)           (4,960)
                                                    ---------         ---------

Income before income taxes                             13,440            29,846

Provision for income taxes                              4,588            11,496
                                                    ---------         ---------

Net income                                          $   8,852         $  18,350
                                                    =========         =========

Net income per share
     Basic                                          $    0.58         $    1.20
                                                    =========         =========
     Diluted                                        $    0.57         $    1.18
                                                    =========         =========


Dividends per share                                 $    0.15         $    0.15
                                                    =========         =========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        June 30,    December 31,
                                                          2002          2001
                                                        --------      --------
                                                      (unaudited)
ASSETS
Current assets:
     Cash                                               $  2,340      $  3,860
     Accounts receivable:
         Trade, less allowances of $5,749
            and $5,962                                    47,666        38,516
         Other                                             4,288         5,550
                                                        --------      --------
                                                          51,954        44,066
     Inventories:
         Finished goods                                   85,324        88,686
         Work in process                                   4,181         5,095
         Raw materials                                     2,716         2,627
         Operating supplies                                  528           528
                                                        --------      --------
                                                          92,749        96,936

     Prepaid expenses and deferred taxes                  11,839         9,068
                                                        --------      --------
Total current assets                                     158,882       153,930

Other assets:
     Repair parts inventories                              5,124         5,248
     Intangibles, net of accumulated
         amortization of $3,079 and $3,255                 8,879         9,232
     Pension assets                                       31,288        29,506
     Deferred software, net of accumulated
         amortization of $11,147 and $10,510               2,750         3,639
     Other assets                                          2,996        11,090
     Investments                                          82,377        84,357
     Goodwill                                             43,282        43,282
                                                        --------      --------
                                                         176,696       186,354

Property, plant and equipment, at cost                   261,778       254,479
     Less accumulated depreciation                       134,739       126,681
                                                        --------      --------
     Net property, plant and equipment                   127,039       127,798
                                                        --------      --------
Total assets                                            $462,617      $468,082
                                                        ========      ========


                             See accompanying notes.

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                     June 30,      December 31,
                                                       2002           2001
                                                     ---------      ---------
                                                   (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                   $   1,580      $   2,400
     Accounts payable                                   23,848         33,125
     Salaries and wages                                 11,617         11,671
     Accrued liabilities                                30,859         23,809
     Income taxes                                           --          1,904
     Long-term debt due within one year                    115        143,115
                                                     ---------      ---------
Total current liabilities                               68,019        216,024

Long-term debt                                         134,461          2,517
Deferred taxes                                          23,512         23,512
Other long-term liabilities                             12,028         12,533
Nonpension postretirement benefits                      48,084         48,131

Shareholders' equity:
     Common stock, par value $.01
         per share, 50,000,000 shares
         authorized, 18,189,877 shares
         issued (18,025,843 shares issued and
         outstanding in 2001)                              183            180
     Capital in excess of par value                    292,113        288,418
     Treasury stock (2,689,400 shares)                 (75,369)       (75,369)
     Deficit                                           (36,350)       (42,894)
     Accumulated other comprehensive
         loss                                           (4,064)        (4,970)
                                                     ---------      ---------
Total shareholders' equity                             176,513        165,365
                                                     ---------      ---------
Total liabilities and shareholders'
   equity                                            $ 462,617      $ 468,082
                                                     =========      =========


                             See accompanying notes.

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                      Six months ended June 30,
                                                        2002           2001
                                                      --------       --------
Operating activities
     Net income                                       $  8,852       $ 18,350
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
              Depreciation                               8,858          8,609
              Amortization                                 990          1,938
              Other non-cash charges                      (619)          (871)
              Net equity earnings                       (2,679)        (1,225)
              Net change in components of working
                  capital and other assets              (1,605)       (14,415)
                                                      --------       --------
Net cash provided by operating activities               13,797         12,386

Investing activities
     Additions to property, plant and
         equipment                                      (8,151)       (21,597)
     Dividends received from equity
         Investments                                     4,659          4,918
     Other                                                  --            (63)
                                                      --------       --------
Net cash used in investing activities                   (3,492)       (16,742)

Financing activities
     Net bank credit facility activity                 (11,000)        11,096
     Other net borrowings                                 (876)        (4,907)
     Stock options exercised                             2,358          1,323
     Treasury shares purchased                              --           (113)
     Dividends                                          (2,307)        (2,291)
                                                      --------       --------
Net cash provided by (used in) financing
     activities                                        (11,825)         5,108
                                                      --------       --------

Increase (decrease) in cash                             (1,520)           752

Cash at beginning of year                                3,860          1,282
                                                      --------       --------

Cash at end of period                                 $  2,340       $  2,034
                                                      ========       ========


                             See accompanying notes.

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT
The Company has an unsecured agreement ("Revolving Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Facility Fee Percentage ("Facility Fee Percentage"). Interest rates on Revolving Credit are at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.25% and 0.75%, respectively, at June 30, 2002. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At June 30, 2002, the Company had $4.7 million in letters of credit outstanding under the Facility.

The Company paid a Commitment Fee Percentage on the total credit provided under the Bank Credit Agreement. No compensating balances are required by the Agreement. The Agreement requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $100 million of debt under its Revolving Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Revolving Credit Agreement borrowings from variable rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the Company's borrowings related to the Rate Agreements at June 30, 2002, was 6.84% for an average remaining period of 2.8 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.84% at June 30, 2002.

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

Summarized combined financial information for the Company's investments for 2002 and 2001, accounted for by the equity method, is as follows:



                                                 June 30,      December 31,
                                                   2002            2001
                                                 --------      ------------
Current assets                                   $ 97,684        $102,599
Non-current assets                                124,894         130,295
                                                 --------        --------
  Total assets                                    222,578         232,894

Current liabilities                                76,581          74,924
Other liabilities and deferred items              127,560         135,396
                                                 --------        --------
     Total liabilities and deferred items         204,141         210,320
                                                 --------        --------
Net assets                                       $ 18,437        $ 22,574
                                                 ========        ========

                                                  Three months ended
                                                       June 30,
                                               ------------------------
                                                 2002            2001
                                               --------        --------
Net sales                                      $ 53,132        $ 51,826
  Cost of sales                                  39,781          39,605
                                               --------        --------
Gross profit                                     13,351          12,221
  Operating expenses                              5,682           5,330
                                               --------        --------
Income from operations                            7,669           6,891
  Other income                                      505             332
                                               --------        --------
Earnings before finance costs and taxes           8,174           7,223
  Interest expense                                1,312           2,117
  Translation gain (loss)                         2,271          (1,446)
                                               --------        --------
Earnings before income taxes                      9,133           3,660
  Income taxes                                    3,387           1,550
                                               --------        --------
Net income                                     $  5,746        $  2,110
                                               ========        ========

                                                  Six months ended
                                                      June 30,
                                               ------------------------
                                                 2002            2001
                                               --------        --------
Net sales                                      $ 96,306        $ 96,098
  Cost of sales                                  76,697          72,559
                                               --------        --------
Gross profit                                     19,609          23,539
  Operating expenses                             10,930          10,508
                                               --------        --------
Income from operations                            8,679          13,031
  Other income                                    1,005             765
                                               --------        --------
Earnings before finance costs and taxes           9,684          13,796
  Interest expense                                2,958           4,333
 Translation gain (loss)                          1,784          (1,934)
                                               --------        --------
Earnings before income taxes                      8,510           7,529
  Income taxes                                    3,043           3,298
                                               --------        --------
Net income                                     $  5,467        $  4,231
                                               ========        ========


3.   CASH FLOW INFORMATION
Interest paid in cash aggregated $4,145 and $5,720 for the first six months of 2002 and 2001, respectively. Interest expense capitalized was $103 and $466 for the first six months of 2002 and 2001, respectively. Income taxes paid in cash aggregated $8,071 and $4,266 for the first six months of 2002 and 2001, respectively.


4.   NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Quarter ended June 30,                        2002               2001
------------------------------------      -----------        -----------

Numerator for basic and diluted
   earnings per share--net income
   which is available to common
   shareholders                           $     4,900        $    14,143
Denominator for basic earnings per
   share--weighted-average shares
   outstanding                             15,417,381         15,291,191
Effect of dilutive securities--
   employee stock options                     276,952            306,231
                                          -----------        -----------
Denominator for diluted earnings
   per share--adjusted weighted-
   average shares and assumed
   conversions                             15,694,333         15,597,422

Basic earnings per share                  $      0.32        $      0.92
Diluted earnings per share                $      0.31        $      0.91


Six Months ended June 30,                     2002               2001
------------------------------------      -----------        -----------

Numerator for basic and diluted
   earnings per share--net income
   which is available to common
   shareholders                           $     8,852        $    18,350
Denominator for basic earnings per
   share--weighted-average shares
   outstanding                             15,380,651         15,268,653
Effect of dilutive securities--
   employee stock options                     265,781            294,357
                                          -----------        -----------
Denominator for diluted earnings
   per share--adjusted weighted-
   average shares and assumed
   conversions                             15,646,432         15,563,010

Basic earnings per share                  $      0.58        $      1.20
Diluted earnings per share                $      0.57        $      1.18


5. COMPREHENSIVE INCOME
The Company's components of comprehensive income are net income and adjustments for the change in fair value of derivative instruments.

Total comprehensive income is as follows:

                                                Three months ended
                                                     June 30,
                                             -------------------------
                                               2002             2001
                                             --------         --------
Net income                                   $  4,900         $ 14,143
Change in fair value of derivative
  instruments                                  (1,382)            (929)
                                             --------         --------
Comprehensive income                         $  3,518         $ 13,214
                                             ========         ========

                                                  Six months ended
                                                      June 30,
                                             -------------------------
                                               2002             2001
                                             --------         --------
Net income                                   $  8,852         $ 18,350
Change in fair value of derivative
  Instruments                                     906           (2,029)
Cumulative effect of change in method
  of accounting                                    --             (673)
                                             --------         --------
Comprehensive income                         $  9,758         $ 15,648
                                             ========         ========



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

At June 30, 2002, the carrying value and accumulated amortization of amortized assets totaled $3,121 and $2,647, respectively, and the carrying value of unamortized intangible assets totaled $5,436.

SFAS No. 142 requires goodwill to be evaluated for impairment within six months of the date of adoption. The Company completed its test of goodwill impairment during the second quarter of 2002, and no impairment was indicated.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001.

                                                  Three months ended                 Six Months ended
                                                       June 30,                           June 30,
                                                2002             2001               2002             2001
                                             ----------       ----------         ----------       ----------
Net Income:
  Reported net income                        $    4,900       $   14,143         $    8,852       $   18,350
  Goodwill amortization related to
    equity investments                               --              424                 --              848
  Goodwill and trademark amortization                --              421                 --              842
  Change in amortization of technical
    assistance agreements                            --             (141)                --             (282)
  Tax effect                                         --               (9)                --              (18)
                                             ----------       ----------         ----------       ----------
Adjusted net income                          $    4,900       $   14,838         $    8,852       $   19,740
                                             ==========       ==========         ==========       ==========

Basic earnings-per-share:
  Reported net income                        $     0.32       $     0.92         $     0.58       $     0.92
  Goodwill amortization related to
    equity investments                               --              .03                 --              .06
  Goodwill and trademark amortization                --              .02                 --              .04
  Change in amortization of technical
    assistance agreements                            --             (.01)                --             (.02)
  Tax effect                                         --               --                 --               --
                                             ----------       ----------         ----------       ----------
Adjusted basic earnings-per-share            $     0.32       $     0.94         $     0.58       $     1.00
                                             ==========       ==========         ==========       ==========

Diluted earnings-per-share:
  Reported net income                        $     0.31       $     0.91         $     0.57       $     0.91
  Goodwill amortization related to
    equity investments                               --              .03                 --              .06
  Goodwill and trademark amortization                --              .02                 --              .04
  Change in amortization of technical
    assistance agreements                            --             (.01)                --             (.02)
  Tax effect                                         --               --                 --               --
                                             ----------       ----------         ----------       ----------
Adjusted diluted earnings-per-share          $     0.31       $     0.95         $     0.57       $     0.99
                                             ==========       ==========         ==========       ==========

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


7. DERIVATIVES
During the second quarter 2002, the Company decreased other comprehensive income
(loss) by $2,215 for net changes in the fair value of derivatives less tax of $833, or $1,382, which results in accumulated other comprehensive income (loss) related to derivatives at June 30, 2002, of $(5,582) less tax benefit of $1,746, or $(3,836). During the second quarter 2001, an unrealized net loss related to derivatives of $(1,440) less tax benefit of $511, or $(929) was included in other comprehensive income, resulting in accumulated other comprehensive income
(loss) related to derivatives at June 30, 2001, of $(4,188) less tax benefit of $1,486, or $(2,702), including a cumulative transition adjustment as of January 1, 2001 of $(1,044) less tax benefit of $371, or $(673).

As of June 30, 2002, the Company has Interest Rate Protection Agreements for $100.0 million of its variable rate debt and commodity contracts for 1.9 million British Thermal Units (BTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives are included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At June 30, 2001, the Company had Rate Agreements for $125.0 million of its variable rate debt, commodity contracts for
2.5 million BTUs of natural gas, and foreign currency forward contracts for 1.4 million Deutsche marks.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas, and foreign currency hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at June 30, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the second quarter of 2002 and 2001 was not material.

8. NEW ACCOUNTING STANDARDS
In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement 44 that addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. Generally, the provisions of the new statement are effective for transactions occurring after May 15, 2002 or for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to have a material impact on the Company.

In July 2002 the FASB issued Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS NO. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The new statement is not expected to have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

                                          Three months ended
                                              June 30,
                                        (dollars in thousands)
                                       2002               2001
                                    ----------        ----------
Net sales                           $  114,086        $  108,100

Gross profit                            31,029            34,789
As a percent of sales                     27.2%             32.2%

Income from operations              $   18,404        $   22,901
As a percent of sales                     16.1%             21.2%

Earnings before interest and
     income taxes                   $    9,346        $   24,901
As a percent of sales                      8.2%             23.0%

Net income                          $    4,900        $   14,143
As a percent of sales                      4.3%            13.15%

For the quarter ended June 30, 2002, sales increased 5.5% to $114.1 million compared to $108.1 million in the year-ago quarter. Strong growth in glassware sales to retail customers coupled with increases in dinnerware sales to foodservice customers contributed to the increase in sales. Export sales decreased 6.2% to $10.6 million from $12.4 million in the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $31.0 million in the second quarter of 2002 compared to $34.8 million in the second quarter of 2001 and as a percent of sales was 27.2% in the second quarter of 2002 compared to 32.2% in the year-ago quarter. This was primarily a result of higher manufacturing labor and repair expense, a less profitable sales mix, lower pension income and higher nonpension postretirement expense compared to the prior year period. The lower pension income and higher nonpension postretirement expense totaled $1.1 million, and was due partly to additional benefits granted to certain of the company's unionized workforce in labor negotiations completed during 2001. These changes were partially offset by the favorable impact of reduced natural gas cost totaling $1.0 million compared to the prior year period.

Income from operations was $18.4 million compared to $22.9 million in the second quarter last year and as a percent of sales was 16.1% in the second quarter of 2002 compared to 21.2% in the year-ago quarter.

The impact in the second quarter of 2001 of excluding goodwill and trademark amortization and including additional amortization for the change in useful lives of technical assistance agreements would have been to increase income from operations by $0.3 million. The reduction in pension income and increase in nonpension postretirement expense negatively impacted selling, general, and administrative expense by $0.1 million.

Earnings before interest and income taxes (EBIT) were $9.3 million compared with $24.9 million in the second quarter last year. In June 2002, after an unfavorable ruling by the United States District Court, the company announced that it had terminated its agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid Inc. The company charged to expense in the second quarter acquisition costs totaling $13.6 million. These costs relate primarily to legal, bank, accounting and consulting fees incurred in connection with the proposed acquisition. Excluding the acquisition related expenses, the company's earnings before interest and taxes would have been $23.0 million compared with the $24.9 million in the second quarter in 2001. The company had earnings from equity affiliates, which is primarily the company's investment in a joint venture in Mexico, Vitrocrisa, of $4.5 million on a pretax basis compared to $1.5 million pretax in the second quarter of 2001. Excluding goodwill amortization in the second quarter of 2001, pretax equity earnings would have been $1.9 million. Higher export sales, increased factory utilization at Vitrocrisa, lower interest expense and a translation gain related to a decline in the value of the Mexican Peso relative to the US dollar contributed to the increase in earnings from equity affiliates.

Net income was $4.9 million, or 31 cents per share on a diluted basis, compared with $14.1 million or 91 cents per share on a diluted basis in the year-ago period. Excluding the expenses related to the abandoned acquisition, net income and diluted earnings per share for the quarter would have been $13.6 million and 87 cents per share on a diluted basis. A reduction in interest expense as a result of lower debt contributed to net income. In addition, a lower effective tax rate of 33.6% compared to 37.1% in the year-ago period as a result of the elimination of non-deductible goodwill amortization and lower Mexican tax also positively impacted net income. The reduction of Mexican tax is primarily attributable to reduced statutory tax rates in Mexico. Excluding goodwill amortization in the second quarter of 2001, net income would have been $14.8 million, or 95 cents per share on a diluted basis.

RESULTS OF OPERATIONS - SIX MONTHS 2002 COMPARED WITH SIX MONTHS 2001

                                          Six months ended
                                             June 30,
                                     -------------------------
                                        (dollars in thousands)
                                       2002             2001
                                     --------         --------
Net sales                           $  212,755       $  200,615

Gross profit                            53,100           57,461
As a percent of sales                     25.0%            28.6%

Income from operations              $   27,020       $   31,842
As a percent of sales                     12.7%            15.9%

Earnings before interest and
     income taxes                   $   17,404       $   34,806
As a percent of sales                      8.2%            17.3%

Net income                          $    8,852       $   18,350
As a percent of sales                      4.2%             9.1%


For the six months ended June 30, 2002, sales increased 6.1% to $212.8 million compared to $200.6 million in the year-ago period. Strong growth in glassware sales to retail customers coupled with increases in dinnerware sales to foodservice customers contributed to the increase in sales. Export sales decreased 1.1% to $22.2 million from $22.5 million in the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $53.1 million for the first six months of 2002 compared to $57.5 million in the year ago period and as a percent of sales was 25.0% compared to 28.6% in the year-ago quarter. This was primarily a result of higher manufacturing labor and repair expense, a less profitable sales mix, lower pension income and higher nonpension postretirement expense as compared to the prior year period. The lower pension income and higher nonpension postretirement expense totaled $2.2 million, and was due partly to additional benefits granted to certain of the company's unionized workforce in labor negotiations completed during 2001. These changes were partially offset by the favorable impact of reduced natural gas cost totaling $3.6 million compared to the prior year period.

Income from operations was $27.0 million compared to $31.8 million in the first six months last year and as a percent of sales was 12.7% compared to 15.9% in the year-ago period. The impact in the first six months of 2001 of excluding goodwill and trademark amortization and including additional amortization for the change in useful lives of technical assistance agreements would have been to increase income from operations by $0.6 million. The reduction in pension income and increase in nonpension postretirement expense negatively impacted selling, general, and administrative expense by $0.2 million.

Earnings before interest and income taxes (EBIT) were $17.4 million compared with $34.8 million in the first six months last year. In June 2002, after an unfavorable ruling by the United States District Court, the company announced that it had terminated its agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid Inc. The company charged to expense in the second quarter acquisition costs totaling $13.6 million. These costs relate primarily to legal, bank, accounting and consulting fees incurred in connection with the proposed acquisition. Excluding the acquisition related expenses, the company's earnings before interest and taxes would have been $31.0 million compared with the $34.8 million in the year ago period. The company had earnings from equity affiliates, which is primarily the company's investment in a joint venture in Mexico, Vitrocrisa, of $4.1 million on a pretax basis compared to $2.8 million pretax in the year ago period. Excluding goodwill amortization in the first six months of 2001, pretax equity earnings would have been $3.2 million. Lower financing expenses and a translation gain related to a decline in the value of the Mexican Peso relative to the US dollar contributed to the increase in earnings from equity affiliates.

Net income was $8.9 million, or 57 cents per share on a diluted basis, compared with $18.3 million or $1.18 per share on a diluted basis in the year-ago period. Excluding the expenses related to the abandoned acquisition, net income and diluted earnings per share for the first six months would have been $17.6 million and $1.12 cents per share on a diluted basis. A reduction in interest expense as a result of lower debt contributed to net income. In addition, a lower effective tax rate of 34% compared to 38% in the year-ago period as a result of the elimination of non-deductible goodwill amortization and lower Mexican tax also positively impacted net income. The reduction of Mexican tax is primarily attributable to reduced statutory tax rates in Mexico. Excluding goodwill amortization in the in the first six months of 2001, net income would have been $19.7 million, or 99 cents per share on a diluted basis.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The company had total debt of $136.2 million at June 30, 2002, compared to $148.0 million at December 31, 2001 or a reduction of $11.8 million. In the year ago period, debt increased $6.2 million during the first six months. This favorable comparison is due primarily to improved inventory management and lower capital expenditures. Inventories decreased $4.2 million during the first six months from $96.9 million at December 31, 2001, to $92.7 million, compared to an increase of $6.8 million during the first six months of 2001. As compared to the year-ago period, inventories are down substantially, a reduction of $18.6 million from June 30, 2001. As previously announced, the company took steps to curtail production and reduce inventories. While impacting the company's profitability in the short term, these steps have improved working capital management and cash flow and will allow the company to operate at higher levels of manufacturing capacity as sales trends improve.

In addition, capital expenditures totaled $8.2 million during the first six months of 2002, primarily related to furnace rebuild activity and investments in higher productivity machinery and equipment. This compares to $21.6 million during the first six months of 2001. The decrease in inventories and lower capital expenditures through June 30, 2002, were partially offset by lower accounts payable.

During the six months of 2002, the company did not purchase any shares pursuant to its share repurchase plan. Since mid-1998, the company has repurchased 2,689,400 shares for $75.4 million. Board authorization remains for the purchase of an additional 935,600 shares at June 30, 2002.

The company had additional debt capacity at June 30, 2002, under the Bank Credit Agreement of $113.3 million. Of Libbey's outstanding indebtedness, $33.6 million was subject to fluctuating interest rates at June 30, 2002. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.3 million on an annual basis as of June 30, 2002.

The company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The facility is for a term of three years with an option to extend for two additional one-year periods. The company believes that its cash from operations and available borrowings under the new Revolving Credit Agreement will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the new Revolving Credit Agreement.

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

The company is exposed to market risk associated with changes in interest rates in the U.S. However, the company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate for the company's borrowings related to the Rate Agreements at June 30, 2002, was 6.8% for an average remaining period of 2.8 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.8% at June 30, 2002. The company had $33.6 million of debt subject to fluctuating interest rates at June 30, 2002. A change of one percent in such rates would result in a change in interest expense of approximately $0.3 million on an annual basis.

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

In addition to the Rate Agreements, the company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income
(loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At June 30, 2002, approximately $(3.8) million of unrealized net losses were recorded in accumulated other comprehensive income
(loss).



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

Important factors potentially affecting performance include major slowdowns in the retail, travel, restaurant and bar or entertainment industries in the United States, Canada or Mexico, including the impact of the terrorist attacks in the United States of September 11, 2001, on the retail, travel, restaurant and bar or entertainment industries; significant increases in interest rates that increase the company's borrowing costs and per-unit increases in the costs for natural gas, corrugated packaging and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under accounting principles generally accepted in the United States and cash flow of the company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels at the company and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States; whether the company completes any significant acquisitions and whether such acquisitions can operate profitably.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
              On April 22, 2002 the United States District Court for the District of Columbia granted an injunction in favor of the Federal Trade Commission enjoining Libbey, Inc. from consummating its proposed acquisition of a portion of the Anchor Hocking business of Newell Rubbermaid Inc. pending a review of the proposed transaction by the Federal Trade Commission in an administrative proceeding. The Federal Trade Commission commenced an administrative proceeding challenging the proposed transaction on May 9, 2002. Although the proposed transaction has been abandoned and terminated by the parties, the administrative proceeding remains pending. The parties to the proceeding have agreed upon a consent decree which is anticipated to become final upon completion of a formal approval process by the Federal Trade Commission. The consent decree would require Libbey to provide advance notice to the Federal Trade Commission of any acquisition of the assets or securities of Anchor Hocking or the assets of the Anchor Hocking Food Service Business.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
              On May 2, 2002, at the annual meeting of stockholders, Messrs. William A. Foley and Terence P. Stewart were elected as members of Class III of the board of directors for three-year terms expiring on the date of the 2005 annual meeting. The results of the voting were:



                Name                      For           Withheld
                ----                      ---           --------

                Mr. Foley             10,584,055         245,428
                Mr. Stewart           10,320,081         509,402


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits

              Exhibit
              Number               Description
              ------               -----------

              2.1 Termination agreement canceling the Amended and Restated Stock Purchase Agreement dated as of January 21, 2002 by and among Newell Rubbermaid Inc., Anchor Hocking Corporation, Menagerie Corporation, Newell Operating Company and Libbey Inc. and Amended and Restated Canadian Purchase Agreement dated as of January 21, 2002 by and among Newell Rubbermaid Inc., Newell Industries Canada Inc, Libbey Inc. and Libbey Canada Inc (filed herewith).

              3.1          Restated Certificate of Incorporation of Libbey Inc.
                           (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

              3.2          Amended and Restated By-Laws of Libbey Inc. (filed as
                           Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

              4.1          Restated Certificate of Incorporation of Libbey Inc.
                           (incorporated by reference herein as Exhibit 3.1).

              4.2          Amended and Restated By-Laws of Libbey Inc.
                           (incorporated by reference herein as Exhibit 3.2).

              4.3 Rights Agreement, dated January 5, 1995, between Libbey Inc. and The Bank of New York, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Libbey Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, (filed as Exhibit 1 to Registrant's Registration Statement on Form 8-A dated January 20, 1995 and incorporated herein by reference).

              4.4 First Amendment to Rights Agreement, dated February 3, 1999, between Libbey Inc. and The Bank of New York (filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).


              10.67 $250 Million Revolving Credit Agreement dated as of April 23, 2002 among Libbey Glass Inc., as the Borrower, Bank of America, N.A., as the Administrative Agent, Swing Line Lender, and as an L/C Issuer, Bank One, NA and Fleet National Bank, as Syndication Agents, and The Other Lenders Party Hereto Banc of America Securities LLC and Banc One Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.67 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).


     (b.)     Several forms 8-K were filed in the second quarter as follows:

              A form 8-K was filed dated April 24, 2002, with respect to the announcement that on April 22, 2002 the United States Federal District Court upheld the challenge of the Federal Trade Commission, and issued a preliminary injunction enjoining completion of Libbey's proposed acquisition, of the Anchor Hocking business of Newell Rubbermaid Inc. pending a completion of an administrative hearing of the Federal Trade Commission.

              A form 8-K was filed dated May 28, 2002, with respect to the announcement that certain members of its executive management team have decided to enter into trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934.

              The Libbey Inc. executives entering into Rule 10b5-1 trading plans were John F. Meier, Chairman and Chief Executive Officer, Richard
              I. Reynolds, Executive Vice President and Chief Operating Officer, Arthur H. Smith, Vice President and General Counsel and Kenneth G. Wilkes, Vice President and Chief Financial Officer. The plans call for selling up to an aggregate of 434,920 shares of common stock over a predetermined period of time without subsequent control over the timing of specific transactions by the plan participants. The plans expire in January and February of 2003.

              As of May 23, 2002, the above mentioned executives had beneficial ownership in excess of an aggregate of 824,000 shares. The plans for these executives relate primarily to stock issuable pursuant to the exercise of stock options that were granted at or around the time Libbey Inc. went public in June 1993. These options expire without value during 2003 and it is anticipated that the trading plans will provide for the sale of these shares in a methodical manner over time.


              A form 8-K was filed dated May 28, 2002, with respect to the announcement that the company was advised on Monday, May 20, 2002, that Judge Reginald Walton of the U.S. District Court for the District of Columbia denied the joint motion of Libbey Inc. and Newell Rubbermaid Inc. to vacate the preliminary injunction granted on April 22, 2002, to the Federal Trade Commission (FTC) enjoining the Anchor Hocking acquisition pending an administrative proceedings before the FTC.

              A form 8-K was filed dated June 12, 2002, with respect to the announcement the company has abandoned its proposed acquisition of the Anchor Hocking businesses of Newell Rubbermaid Inc. In light of the challenge to the acquisition by the U.S. Federal Trade Commission (FTC) and after careful consideration of various alternatives, the company concluded that this decision was in the best interest of the parties. Consistent with acquisition-related costs identified in Libbey's Form 10-Q filed on May 15, 2002 for the first quarter of 2002, these costs total approximately $8 to $9 million after-tax, or $0.51 to $0.58 per diluted share, and will be written-off in the second quarter of 2002. The vast majority of related cash payments were made prior to March 31, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           LIBBEY INC.



Date  August 14, 2002                      By     /s/ Kenneth G. Wilkes
    --------------------------------         -----------------------------------
                                           Kenneth G. Wilkes,
                                           Vice President, Chief Financial
                                           Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit No.        Description                                                                       Page No.
      -----------        -----------                                                                       --------


          2.1            Termination agreement canceling the Amended and Restated Stock                     E-1
                         Purchase Agreement dated as of January 21, 2002 by and among
                         Newell Rubbermaid Inc., Anchor Hocking Corporation, Menagerie
                         Corporation, Newell Operating Company and Libbey Inc. and Amended
                         and Restated Canadian Purchase Agreement dated as of January 21,
                         2002 by and among Newell Rubbermaid Inc., Newell Industries Canada
                         Inc, Libbey Inc. and Libbey Canada Inc (filed herewith).