Form 10-Q
period 2002-09-30
LIBBEY INC
filed 2002-11-14
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

         (X)Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2002

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

                                  419-325-2100

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

Common Stock, $.01 par value - 14,819,677 shares at November 6, 2002

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                       Three months ended September 30,
Revenues:                                                    2002           2001
                                                             ----           ----
      Net sales                                          $ 103,607       $ 106,896
      Freight billed to customers                              344             482
      Royalties and net technical assistance income            567             877
                                                         ---------       ---------
          Total revenues                                   104,518         108,255

Costs and expenses:
      Cost of sales                                         74,883          76,092
      Selling, general and administrative expenses          15,243          12,568
                                                         ---------       ---------
                                                            90,126          88,660
                                                         ---------       ---------
Income from operations                                      14,392          19,595

Other income (loss):
      Pretax equity earnings                                   982           3,237
      Expenses related to abandoned acquisition                (27)           --
      Other - net                                           (1,205)           (200)
                                                         ---------       ---------
                                                              (250)          3,037
                                                         ---------       ---------
Earnings before interest and income taxes                   14,142          22,632

Interest expense - net                                      (2,113)         (2,356)
                                                         ---------       ---------

Income before income taxes                                  12,029          20,276
Provision for income taxes                                   1,249           6,219
                                                         ---------       ---------

Net income                                               $  10,780       $  14,057
                                                         =========       =========
Net income per share
      Basic                                              $    0.70       $    0.92
                                                         =========       =========
      Diluted                                            $    0.69       $    0.90
                                                         =========       =========
Dividends per share                                      $   0.075       $   0.075
                                                         =========       =========



                             See accompanying notes

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)


                                                        Nine months ended September 30,
Revenues:                                                  2002             2001
                                                           ----             ----

      Net sales                                          $ 316,362       $ 307,511
      Freight billed to customers                            1,196           1,481
      Royalties and net technical assistance income          2,104           2,769
                                                         ---------       ---------
          Total revenues                                   319,662         311,761
Costs and expenses:
      Cost of sales                                        235,390         220,245
      Selling, general and administrative expenses          42,860          40,079
                                                         ---------       ---------
                                                           278,250         260,324
                                                         ---------       ---------
Income from operations                                      41,412          51,437
Other income (loss):
      Pretax equity earnings                                 5,152           6,078
      Expenses related to abandoned acquisition            (13,653)           --
      Other - net                                           (1,365)            (77)
                                                         ---------       ---------
                                                            (9,866)          6,001
                                                         ---------       ---------
Earnings before interest and income taxes                   31,546          57,438

Interest expense - net                                      (6,077)         (7,316)
                                                         ---------       ---------
Income before income taxes                                  25,469          50,122
Provision for income taxes                                   5,837          17,715
                                                         ---------       ---------

Net income                                               $  19,632       $  32,407
                                                         =========       =========
Net income per share
      Basic                                              $    1.28       $    2.12
                                                         =========       =========
      Diluted                                            $    1.26       $    2.08
                                                         =========       =========
Dividends per share                                      $   0.225       $   0.225
                                                         =========       =========

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                         September 30,  December 31,
                                                                            2002           2001
                                                                            -----          ----
                                                                           (unaudited)
ASSETS
Current assets:
    Cash                                                                   $  5,311      $  3,860
    Accounts receivable:
       Trade, less allowances of $5,708 and $5,962                           45,063        38,516
       Other, less allowances of $1,065 and $0                                3,460         5,550
                                                                           --------      --------
                                                                             48,523        44,066
    Inventories
       Finished goods                                                        96,040        88,686
       Work in process                                                        4,641         5,095
       Raw materials                                                          2,669         2,627
       Operating supplies                                                       544           528
                                                                           --------      --------
                                                                            103,894        96,936

    Prepaid expenses and deferred taxes                                      11,540         9,068
                                                                           --------      --------
Total current assets                                                        169,268       153,930
Other assets:
    Repair parts inventories                                                  5,292         5,248
    Intangibles, net of accumulated amortization of $3,785 and $3,255         8,702         9,232
    Pension assets                                                           32,932        29,506
    Deferred software, net of accumulated amortization of $11,427
       and $10,510                                                            2,581         3,639
    Other assets                                                              3,310        11,090
    Investments                                                              85,538        84,357
    Goodwill                                                                 43,282        43,282
                                                                           --------      --------
                                                                            181,637       186,354
Property, plant and equipment, at cost                                      258,536       254,479
    Less accumulated depreciation                                           135,902       126,681
                                                                           --------      --------
    Net property, plant and equipment                                       122,634       127,798
                                                                           --------      --------
Total assets                                                               $473,539      $468,082
                                                                           ========      ========


                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                              September 30,    December 31,
                                                                                 2002             2001
                                                                                 ----             ----
                                                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                              $   3,425       $   2,400
    Accounts payable                                                              26,686          33,125
    Salaries and wages                                                            13,567          11,671
    Accrued liabilities                                                           26,120          23,809
    Income taxes                                                                   2,837           1,904
    Long-term debt due within one year                                               115         143,115
                                                                               ---------       ---------
Total current liabilities                                                         72,750         216,024

Long-term debt                                                                   140,432           2,517
Deferred taxes                                                                    23,512          23,512
Other long-term liabilities                                                       13,096          12,533
Nonpension postretirement benefits                                                47,795          48,131

Shareholders' equity:
    Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,253,277 shares issued (18,025,843 shares

       issued in 2001)                                                               152             180
    Capital in excess of par value                                               293,497         288,418
    Treasury stock 3,018,800 shares (2,689,400 shares in 2001), at
       cost                                                                      (85,422)        (75,369)
    Deficit                                                                      (26,725)        (42,894)
    Accumulated other comprehensive loss                                          (5,548)         (4,970)
                                                                               ---------       ---------
Total shareholders' equity                                                       175,954         165,365
                                                                               ---------       ---------
Total liabilities and shareholders' equity                                     $ 473,539       $ 468,082
                                                                               =========       =========

                             See accompanying notes

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                          Nine months ended September 30,
                                                                              2002           2001
                                                                              -----          ----
Operating activities
    Net income                                                              $ 19,632       $ 32,407
    Adjustments to reconcile net income to net cash provided by (used
       in) operating activities:
          Depreciation                                                        13,023         12,300
          Amortization                                                         1,447          2,788
          Gain on sale of land                                                  (376)          --
          Other non-cash charges                                                 104           (844)
          Net equity earnings                                                 (7,465)        (3,966)
          Net change in components of working capital and other assets        (7,257)       (28,281)
                                                                            --------       --------
Net cash provided by operating activities                                     19,108         14,404

Investing activities

    Additions to property, plant and equipment                               (10,712)       (29,766)
    Other                                                                      3,549         (1,563)
    Dividends received from equity investment                                  4,659          4,918
                                                                            --------       --------
Net cash used in investing activities                                         (2,504)       (26,411)

Financing activities

    Net bank credit facility activity                                         (5,000)        14,596
    Payment of financing fees                                                   (815)          --
    Other net borrowings                                                         940            836
    Stock options exercised                                                    3,269          1,984
    Treasury shares purchased                                                (10,084)        (1,229)
    Dividends                                                                 (3,463)        (3,439)
                                                                            --------       --------
Net cash provided by (used in) financing activities                          (15,153)        12,748
                                                                            --------       --------

Increase in cash                                                               1,451            741

Cash at beginning of year                                                      3,860          1,282
                                                                            --------       --------

Cash at end of period                                                       $  5,311       $  2,023
                                                                            ========       ========

                             See accompanying notes

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)


1.   LONG-TERM DEBT

The Company has an unsecured agreement ("Revolving Credit Agreement" or "Agreement") with a group of banks which provides for a Revolving Credit and Swing Line Facility ("Facility") permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Facility Fee Percentage ("Facility Fee Percentage"). Interest rates on Revolving Credit are at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.175% and 0.70%, respectively, at September 30, 2002. The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At September 30, 2002, the Company had $4.7 million in letters of credit outstanding under the Facility.

The Company pays a Commitment Fee Percentage on the total credit provided under the Bank Credit Agreement. No compensating balances are required by the Agreement. The Agreement requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

The Company has entered into interest rate protection agreements ("Rate Agreements") with respect to $100 million of debt under its Revolving Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Revolving Credit Agreement borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate including the Facility Fee and Applicable Eurodollar Margin for the Company's borrowings related to the Rate Agreements at September 30, 2002, was 6.72% for an average remaining period of 2.6 years. The remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.65% at September 30, 2002.

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

Summarized combined financial information for the Company's investments for 2002 and 2001, accounted for by the equity method, is as follows:


                                             September 30,  December 31,
                                                 2002          2001
                                                 ----          ----
Current assets                                 $107,576      $102,599
Non-current assets                              117,435       130,295
                                               --------      --------
  Total assets                                  225,011       232,894

Current liabilities                              85,946        74,924
Other liabilities and deferred items            113,910       135,396
                                               --------      --------
  Total liabilities and deferred items          199,856       210,320
                                               --------      --------
Net assets                                     $ 25,155      $ 22,574
                                               ========      ========

                                                Three months ended
                                                   September 30,
                                             -----------------------
                                               2002            2001
                                               ----            ----
Net sales                                    $ 46,680       $ 50,309
  Cost of sales                                39,358         39,595
                                             --------       --------
Gross profit                                    7,322         10,714
  Operating expenses                            5,302          5,447
                                             --------       --------
Income from operations                          2,020          5,267
  Other income                                    679          3,194
                                             --------       --------
Earnings before finance costs and taxes         2,699          8,461
  Interest expense                              1,516          2,146
  Translation gain                                821          1,157
                                             --------       --------
Earnings before income taxes                    2,004          7,472
  Income taxes                                 (7,762)         1,011
                                             --------       --------
Net income                                   $  9,766       $  6,461
                                             ========       ========


                                                  Nine months ended
                                                    September 30,
                                             -------------------------
                                                2002            2001
                                                ----            ----
Net sales                                    $ 142,986       $ 146,407
  Cost of sales                                116,055         112,154
                                             ---------       ---------
Gross profit                                    26,931          34,253
  Operating expenses                            16,233          15,955
                                             ---------       ---------
Income from operations                          10,698          18,298
  Other income                                   1,684           3,959
                                             ---------       ---------
Earnings before finance costs and taxes         12,382          22,257
  Interest expense                               4,473           6,480
  Translation gain (loss)                        2,605            (777)
                                             ---------       ---------
Earnings before income taxes                    10,514          15,000
  Income taxes                                  (4,719)          4,308
                                             ---------       ---------
Net income                                   $  15,233       $  10,692
                                             =========       =========

3. CASH FLOW INFORMATION

Interest paid in cash aggregated $6,020 and $8,218 for the first nine months of 2002 and 2001, respectively. Interest expense capitalized was $103 and $656 for the first nine months of 2002 and 2001, respectively. Income taxes paid in cash aggregated $6,778 and $4,497 for the first nine months of 2002 and 2001, respectively.

4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:


Quarter ended September 30,                                2002             2001
---------------------------                                ----             ----
Numerator for basic and diluted earnings per
    share--net income which is available to common
    shareholders                                        $    10,780      $    14,057
Denominator for basic earnings per
    share--weighted-average shares outstanding           15,392,645       15,321,922
Effect of dilutive securities--employee stock
    options                                                 176,621          322,752
                                                        -----------      -----------
Denominator for diluted earnings per
    share--adjusted weighted-average shares and
    assumed conversions                                  15,569,266       15,644,674

Basic earnings per share                                $      0.70      $      0.92
Diluted earnings per share                              $      0.69      $      0.90


Nine Months ended September 30,                            2002             2001
-------------------------------                            ----             ----
Numerator for basic and diluted earnings per
    share--net income which is available to common
    shareholders                                        $    19,632      $    32,407
Denominator for basic earnings per
    share--weighted-average shares outstanding           15,384,693       15,286,098
Effect of dilutive securities--employee stock
    options                                                 219,530          292,202
                                                        -----------      -----------
Denominator for diluted earnings per
    share--adjusted weighted-average shares and
    assumed conversions                                  15,604,223       15,578,300

Basic earnings per share                                $      1.28      $      2.12
Diluted earnings per share                              $      1.26      $      2.08


5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and adjustments for the change in fair value of derivative instruments.

Total comprehensive income is as follows:

                                                       Three months ended
                                                          September 30,
                                                    -----------------------
                                                     2002            2001
                                                     ----            ----
Net income                                          $ 10,780       $ 14,057
Change in fair value of derivative instruments        (1,484)        (3,018)
                                                    --------       --------
Comprehensive income                                $  9,296       $ 11,039
                                                    ========       ========


                                                        Nine months ended
                                                           September 30,
                                                    -----------------------
                                                      2002           2001
                                                      ----           ----
Net income                                          $ 19,632       $ 32,407
Change in fair value of derivative
instruments                                             (578)        (5,047)
Cumulative effect of change in method of
accounting                                                --           (673)
                                                    --------       --------
Comprehensive income                                $ 19,054       $ 26,687
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

At September 30, 2002, the carrying value and accumulated amortization of amortized assets totaled $3,002 and $3,198, respectively, and the carrying value of unamortized intangible assets totaled $5,418.

SFAS No. 142 requires goodwill to be evaluated for impairment within six months of the date of adoption. The Company completed its test of goodwill impairment during the second quarter of 2002, and no impairment was indicated.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001.

                                            Three months ended         Nine Months ended
                                              September 30,               September 30,
                                           2002          2001          2002         2001
                                           ----          ----          ----         ----
Net Income:
  Reported net income                      $10,780      $14,057       $19,632      $32,407
  Goodwill amortization related to
    equity investments                        --            425          --          1,273
  Goodwill and trademark amortization         --            421          --          1,263
  Change in amortization of technical
    assistance agreements                     --           (141)         --           (423)
  Tax effect                                  --             (9)         --            (27)
                                           -------      -------       -------      -------
Adjusted net income                        $10,780      $14,753       $19,632      $34,493
                                           =======      =======       =======      =======

Basic earnings-per-share:
  Reported net income                      $  0.70      $  0.92       $  1.28      $  2.12
  Goodwill amortization related to
    equity investments                        --            .02          --            .08
  Goodwill and trademark amortization         --            .03          --            .08
  Change in amortization of technical
    assistance agreements                     --           (.01)         --           (.03)
  Tax effect                                  --           --            --           --
                                           -------      -------       -------      -------
Adjusted basic earnings-per-share          $  0.70      $  0.96       $  1.28      $  2.25
                                           =======      =======       =======      =======

Diluted earnings-per-share:
  Reported net income                      $  0.69      $  0.90       $  1.26      $  2.08
  Goodwill amortization related to
    equity investments                        --            .03          --            .08
  Goodwill and trademark amortization         --            .03          --            .08
  Change in amortization of technical
    assistance agreements                     --           (.01)         --           (.03)
  Tax effect                                  --           --            --           --
                                           -------      -------       -------      -------
Adjusted diluted earnings-per-share        $  0.69      $  0.95       $  1.26      $  2.21
                                           =======      =======       =======      =======

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

7. DERIVATIVES

During the third quarter 2002, the Company decreased other comprehensive income
(loss) by $2,378 for net changes in the fair value of derivatives less tax of $894, or $1,484, which results in accumulated other comprehensive income (loss) related to derivatives at September 30, 2002, of $(7,960) less tax benefit of $2,640, or $(5,320). During the third quarter 2001, an unrealized net loss related to derivatives of $(4,634) less tax benefit of $1,616, or $(3,018) was included in other comprehensive income, resulting in accumulated other comprehensive income (loss) related to derivatives at September 30, 2001, of $(8,822) less tax benefit of $3,101, or $(5,721), including a cumulative transition adjustment as of January 1, 2001 of $(1,044) less tax benefit of $371, or $(673).

As of September 30, 2002, the Company has Interest Rate Protection Agreements for $100.0 million of its variable rate debt and commodity contracts for 1.4 million British Thermal Units (BTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives are included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At September 30, 2001, the Company had Rate Agreements for $125.0 million of its variable rate debt, commodity contracts for
2.9 million BTUs of natural gas, and foreign currency forward contracts for 1.4 million Deutsche marks.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas, and foreign currency hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at September 30, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the third quarter of 2002 and 2001 was not material.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS NO. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The new statement is not expected to have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRD QUARTER 2002 COMPARED WITH THIRD
QUARTER 2001


                                                  Three months ended
                                                     September 30,
                                               -----------------------
                                                (dollars in thousands)
                                                 2002           2001
                                                 ----           ----
Net Sales                                      $103,607       $106,896

Gross profit                                     29,068         31,286
As a percent of sales                              28.1%          29.3%

Income from operations                         $ 14,392       $ 19,595
As a percent of sales                              13.9%          18.3%

Earnings before interest and income taxes      $ 14,142       $ 22,632
As a percent of sales                              13.6%          21.2%

Net income                                     $ 10,780       $ 14,057
As a percent of sales                              10.4%          13.2%


For the quarter ended September 30, 2002, sales decreased 3.1% to $103.6 million compared to $106.9 million in the year-ago quarter. Modest increases in sales to retail customers partially offset declines in other channels of distribution, principally as a result of sluggish economic conditions. Export sales decreased 13.9% to $10.5 million from $12.2 million in the year-ago period as a result of weak economic conditions in export markets.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $29.1 million in the third quarter of 2002 compared to $31.3 million in the third quarter of 2001 and as a percent of sales was 28.1% in the third quarter of 2002 compared to 29.3% in the year-ago quarter. This was primarily a result of higher manufacturing activity offset by higher manufacturing spending, a less profitable sales mix, lower pension income and higher nonpension postretirement expense compared to the prior year period. The lower pension income and higher nonpension postretirement expense totaled $0.6 million, and was due partly to additional benefits granted to certain of the company's unionized workforce in labor negotiations completed during 2001. These changes were partially offset by the favorable impact of $0.7 million of reduced natural gas cost compared to the prior year period.

Income from operations was $14.4 million compared to $19.6 million in the third quarter last year and as a percent of sales was 13.9% in the third quarter of 2002 compared to 18.3% in the year-ago quarter. One-time higher lease costs of $1.2 million related to the company's corporate offices negatively impacted selling, general and administrative expenses. In addition, higher benefit expenses and increased provisions for bad debts adversely impacted selling, general and administrative expenses. Prior year comparisons were favorably impacted by $0.3 million as a result of excluding goodwill and trademark amortization and including additional amortization for the change in useful lives of technical assistance agreements in the current period. The reduction in pension income and increase in nonpension postretirement expense negatively impacted selling, general and administrative expense by $0.1 million.

Earnings before interest and income taxes (EBIT) were $14.1 million compared with $22.6 million in the third quarter last year. The company had earnings from equity affiliates, which is primarily the company's investment in a joint venture in Mexico, Vitrocrisa, of $1.0 million on a pretax basis compared to $3.2 million pretax in the third quarter of 2001. Excluding goodwill amortization in the third quarter of 2001, pretax equity earnings would have been $3.7 million. Lower sales as a result of sluggish consumer markets in Mexico and increased competition in Mexico impacted sales and operating profits. In addition, Vitrocrisa, in the prior year period recorded a one-time benefit of $5.3 million in other income associated with a reorganization at Vitrocrisa, which was partly offset by a charge of $2.8 million related to severance costs, that contributed to the decrease in earnings from equity affiliates. Other expense increased to $1.2 million compared to $0.2 million in the third quarter last year due to a partial write-down of an advance made to a supplier.

Net income was $10.8 million, or 69 cents per share on a diluted basis, compared with $14.1 million or 90 cents per share on a diluted basis in the year-ago period. A reduction in interest expense, as a result of lower debt and lower interest rates contributed to net income. A reduction in the company's effective tax rate to 10.4 percent from 30.7 percent in the year-ago quarter as a result of lower Mexican tax, the elimination of non-deductible goodwill amortization, and an adjustment to estimated U.S. income tax accruals positively contributed to net income. The reduction in Mexican tax is primarily attributable to deferred tax adjustments of $2.7 million and reduced statutory tax rates in Mexico. Excluding goodwill amortization in the third quarter of 2001, net income would have been $14.8 million, or 95 cents per share on a diluted basis.

RESULTS OF OPERATIONS - NINE MONTHS 2002 COMPARED WITH NINE MONTHS 2001


                                                  Nine months ended
                                                    September 30,
                                               -----------------------
                                                (dollars in thousands)
                                                 2002           2001
                                                 ----           ----
Net Sales                                      $316,362       $307,511

Gross profit                                     82,168         88,747
As a percent of sales                              26.0%          28.9%

Income from operations                         $ 41,412       $ 51,437
As a percent of sales                              13.1%          16.7%

Earnings before interest and income taxes      $ 31,546       $ 57,438
As a percent of sales                              10.0%          18.7%

Net income                                     $ 19,632       $ 32,407
As a percent of sales                               6.2%          10.5%



For the nine months ended September 30, 2002, sales increased 2.9% to $316.4 million compared to $307.5 million in the year-ago period. Strong growth in glassware sales to retail customers coupled with increases in dinnerware sales to foodservice customers contributed to the increase in sales. Export sales decreased 6.0% to $32.7 million from $34.8 million in the year-ago period as a result of weak economic conditions in export markets.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $82.2 million for the first nine months of 2002 compared to $88.7 million in the year-ago period and as a percent of sales was 26.0% compared to 28.9% in the year-ago quarter. This was primarily a result of higher manufacturing labor and repair expense, a less profitable sales mix, lower pension income and higher nonpension postretirement expense as compared to the prior year period. The lower pension income and higher nonpension postretirement expense totaled $2.8 million, and was due partly to additional benefits granted to certain of the company's unionized workforce in labor negotiations completed during 2001. These changes were partially offset by the favorable impact of $4.5 million of reduced natural gas cost compared to the prior year period.

Income from operations was $41.4 million compared to $51.4 million in the first nine months last year and as a percent of sales was 13.1% compared to 16.7% in the year-ago period. One-time higher lease costs of $1.2 million related to the company's corporate offices negatively impacted selling, general and administrative expenses. In addition, higher benefit expenses and increased provisions for bad debts adversely impacted selling, general and administrative expenses. Prior year comparisons were favorably impacted by $0.8 million as a result of excluding goodwill and trademark amortization and including additional amortization for the change in useful lives of technical assistance agreements in the nine month period. The reduction in pension income and increase in nonpension postretirement expense negatively impacted selling, general, and administrative expense by $0.3 million.

Earnings before interest and income taxes (EBIT) were $31.5 million compared with $57.4 million in the first nine months last year. In June 2002, after an unfavorable ruling by the United States District Court, the company announced that it had terminated its agreement to acquire the Anchor Hocking glassware operations of Newell Rubbermaid Inc. The company charged year-to-date to expense, acquisition costs totaling $13.7 million. These costs relate primarily to legal, bank, accounting and consulting fees incurred in connection with the proposed acquisition. Excluding the acquisition related expenses, the company's earnings before interest and taxes would have been $45.2 million compared with the $57.4 million in the year-ago period. The company had earnings from equity affiliates, which is primarily the company's investment in a joint venture in Mexico, Vitrocrisa, of $5.2 million on a pretax basis compared to $6.1 million pretax in the year-ago period. Excluding goodwill amortization in the first nine months of 2001, pretax equity earnings would have been $7.4 million.

Net income was $19.6 million, or $1.26 per share on a diluted basis, compared with $32.4 million or $2.08 per share on a diluted basis in the year-ago period. Excluding the expenses related to the abandoned acquisition, net income and diluted earnings per share for the first nine months would have been $28.2 million and $1.80 per share on a diluted basis. A reduction in interest expense, as a result of lower debt and lower interest rates, contributed to net income. In addition, a lower effective tax rate of 22.9 percent compared to 35.3 percent in the year-ago period as a result of the elimination of non-deductible goodwill amortization, lower Mexican tax and an adjustment to estimated U.S. income tax accruals also positively impacted net income. Excluding goodwill amortization in the first nine months of 2001, net income would have been $34.5 million, or $2.21 per share on a diluted basis.

CAPITAL RESOURCES AND LIQUIDITY

The company had total debt of $144.0 million at September 30, 2002, compared to $148.0 million at December 31, 2001 or a reduction of $4.0 million. In the year-ago period, debt increased $15.4 million during the first nine months. This favorable comparison is due primarily to improved inventory management, lower receivables and lower capital expenditures partially offset by share repurchases. Inventories and receivables declined $19.1 million compared to the year-ago quarter, as the company continues to target improved working capital management. The company incurred normal seasonal increases in receivables and inventory year-to-date through September 30, 2002. In addition, capital expenditures totaled $10.7 million during the first nine months of 2002, primarily related to furnace rebuild activity and investments in higher productivity machinery and equipment. This compares to $29.8 million during the first nine months of 2001. The company expects capital expenditures to total approximately $16 to $18 million for the year ended December 31, 2002. Continued emphasis at the company will be placed on the prudent management of working capital and increasing returns on the capital employed in the business.

During the nine months of 2002, the company purchased 329,400 shares for $10.1 million pursuant to its share repurchase plan. Since mid-1998, the company has repurchased 3,018,800 shares for $85.4 million. Board authorization remains for the purchase of an additional 606,200 shares at September 30, 2002.

The company had additional debt capacity at September 30, 2002, under the Bank Credit Agreement of $107.3 million. Of Libbey's outstanding indebtedness, $41.4 million was subject to fluctuating interest rates at September 30, 2002. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.4 million on an annual basis as of September 30, 2002.

The company is not aware of any trends, demands, commitments, or uncertainties which will result or which are reasonably likely to result in a material change in Libbey's liquidity. The facility is for a term of three years maturing April 23, 2005, with an option to extend for two additional one-year periods. The company believes that its cash from operations and available borrowings under the new Revolving Credit Agreement will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the new Revolving Credit Agreement.

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

The company is exposed to market risk associated with changes in interest rates in the U.S. However, the company has entered into Interest Rate Protection Agreements ("Rate Agreements") with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average interest rate including the Facility Fee and Applicable Eurodollar Margin for the company's borrowings related to the Rate Agreements at September 30, 2002, was 6.7% for an average remaining period of
2.6 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.6% at September 30, 2002. The company had $41.4 million of debt subject to fluctuating interest rates at September 30, 2002. A change of one percent in such rates would result in a change in interest expense of approximately $0.4 million on an annual basis.

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

In addition to the Rate Agreements, the company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At September 30, 2002, approximately $(5.3) million of unrealized net losses were recorded in accumulated other comprehensive income (loss).

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

Important factors potentially affecting performance include major slowdowns in the retail, travel, restaurant and bar or entertainment industries in the United States, Canada or Mexico, including the impact of the terrorist attacks in the United States of September 11, 2001, on the retail, travel, restaurant and bar or entertainment industries; significant increases in interest rates that increase the company's borrowing costs and per-unit increases in the costs for natural gas, corrugated packaging and other purchased materials; devaluations and other major currency fluctuations relative to the U.S. dollar that could reduce the cost competitiveness of the company's products compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under accounting principles generally accepted in the United States and cash flow of the company's joint venture in Mexico, Vitrocrisa; the inability to achieve savings and profit improvements at targeted levels at the company and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods; protracted work stoppages related to collective bargaining agreements; increased competition from foreign suppliers endeavoring to sell glass tableware in the United States and Mexico, and the impact of lower import tariffs in Mexico on competition and pricing; whether the company completes any significant acquisition and whether such acquisitions can operate profitably.

ITEM 4. CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures: Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the company's principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b) Changes in internal controls: There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 9, 2002 the Federal Trade Commission commenced an administrative proceeding challenging the company's proposed acquisition of a portion of the Anchor Hocking business of Newell Rubbermaid Inc. The parties agreed upon a consent decree that became final on October 15, 2002 following formal approval by the Federal Trade Commission. The consent decree requires Libbey to provide advance notice to the Federal Trade Commission of any acquisition, direct or indirect, of any interest in the stock of Anchor Hocking or the assets of the Anchor Hocking Food Service Business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) Exhibits


              Exhibit
              Number        Description
              ------        -----------
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

              4.1           Restated Certificate of Incorporation
                            of Libbey Inc. (incorporated by
                            reference herein as Exhibit 3.1).

              4.2           Amended and Restated By-Laws of Libbey
                            Inc. (incorporated by reference herein
                            as Exhibit 3.2).

             Exhibit
             Number         Description
             ------         -----------
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



         (b.)       A form 8-K was filed in the third quarter as follows:

                    A form 8-K was filed dated August 14, 2002, with respect to the announcement that pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the following officers certified that the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Libbey Inc. presents fairly, in all material respects, the financial condition and results of operations of the Company. Officer certification by John F. Meier, Chief Executive Officer, and Kenneth G. Wilkes, Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LIBBEY INC.




Date November 14, 2002           By  /s/  Kenneth G. Wilkes
     ----------------------          ---------------------------------
                                     Kenneth G. Wilkes,
                                     Vice President, Chief Financial Officer
                                     (Principal Accounting Officer)

                                 CERTIFICATIONS

I, John F. Meier, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Libbey Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date November 14, 2002                By   /s/  John F. Meier
       ------------------------              ----------------------------
                                             John F. Meier,
                                             Chief Executive Officer

I, Kenneth G. Wilkes, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Libbey Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date  November 14, 2002                By  /s/  Kenneth G. Wilkes
          ------------------------             -------------------------
                                               Kenneth G. Wilkes,
                                               Chief Financial Officer