Form 10-K
period 2002-12-31
LIBBEY INC
filed 2003-03-27
CIK 902274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
    |X|         Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                For the fiscal year ended December 31, 2002
                                       or
    | |         Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                         Commission file number 1-12084


                                   LIBBEY INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                              34-1559357
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                         Identification No.)

300 Madison Avenue, Toledo, Ohio                               43604
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes     |X|        No | |

                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
       Yes     |X|        No | |

The aggregate market value (based on the consolidated tape closing price on June 30, 2002) of the voting stock beneficially held by non-affiliates of the registrant was approximately $533,227,292. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 25, 2003 was 13,132,277.



                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, May 1, 2003 ("Proxy Statement").


                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS
                                -----------------


PART I

   ITEM 1.     BUSINESS...............................................................................................    1
   ITEM 2.     PROPERTIES.............................................................................................   10
   ITEM 3.     LEGAL PROCEEDINGS......................................................................................   10
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................   10
   EXECUTIVE OFFICERS OF THE REGISTRANT...............................................................................   11

PART II

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS............................................................................   12
   ITEM 6.     SELECTED FINANCIAL DATA................................................................................   14
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................................................................   15
   ITEM 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
               MARKET RISK............................................................................................   21
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................   24
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................   62

PART III

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................   62
   ITEM 11.    EXECUTIVE COMPENSATION.................................................................................   62
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........   62
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................   62
   ITEM 14.    CONTROLS AND PROCEDURES................................................................................   63

PART IV

   ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
               REPORTS ON FORM 8-K....................................................................................   64
   SIGNATURES.........................................................................................................   65
   CERTIFICATIONS ....................................................................................................   67
   INDEX TO FINANCIAL STATEMENT SCHEDULE..............................................................................   71
   EXHIBIT INDEX......................................................................................................  E-1

PART I

         ITEM 1.    BUSINESS

GENERAL

Libbey Inc. (the Company) is a leading supplier of tableware products in the U.S. and Canada. The products are also exported to more than 75 countries. Libbey designs and markets, under the LIBBEY(R) brand name, an extensive line of high-quality glass tableware, ceramic dinnerware and metal flatware. Through its subsidiary Royal Leerdam (B.V. Koninklijke Nederlandsche Glasfabriek Leerdam), Libbey manufactures and markets high-quality glass stemware under the Royal Leerdam(R) brand name. Libbey also manufactures and markets ceramic dinnerware under the Syracuse(R) China brand name through its subsidiary Syracuse China. Through its World Tableware subsidiary, Libbey imports and sells flatware, holloware and ceramic dinnerware. Libbey designs, manufactures and distributes an extensive line of plastic items for the foodservice industry under the Traex(R) brand name through its subsidiary Traex Company. Through its joint venture, Vitrocrisa, the Company has established reciprocal distribution agreements giving Libbey exclusive distribution rights for Vitrocrisa's glass tableware products under the Crisa(R) brand name in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for Libbey's glass tableware products in Latin America.

Libbey also has an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada to foodservice users. Luigi Bormioli is a highly regarded supplier of high-end glassware which is used in the finest eating and drinking establishments.

Acquisitions have been and will be an important part of the strategy to grow sales and profits. The Company's strategy is to be a more global provider of glass tableware and a provider of a broader supply of products to the foodservice industry. This strategy is primarily focused on two fronts: 1) acquiring foodservice supply companies, enabling Libbey to become a broader supplier of products to its foodservice distributors and 2) leveraging its proprietary glass-making technology through joint ventures, outright acquisitions and new green meadow facilities for international glass tableware manufacturing.

In December 2002, the Company completed two acquisitions. Libbey acquired Traex Company, a manufacturer and marketer of a wide-range of plastic products, including glassware washing and storage racks, trays, dispensers and organizers for the foodservice industry. In a separate transaction, the Company acquired Royal Leerdam (B.V. Koninklijke Nederlandsche Glasfabriek Leerdam) a manufacturer and marketer of high quality glass stemware. Royal Leerdam is a leading producer of stemware in the world.

The acquisitions of the business of Libbey Canada (1993) and the joint venture investment in Vitrocrisa (1997) have made Libbey a leading supplier of glass tableware in North America.

The acquisitions of Syracuse China (1995), World Tableware (1997) and Traex
(2002) have expanded the Company's portfolio of foodservice supply products. The acquisition of Royal Leerdam (2002) will increase Libbey's global presence for glass stemware.


PRODUCTS

Libbey's tableware products consist of glass tableware, ceramic dinnerware, metal flatware, metal holloware and plastic items. Libbey's glass tableware includes tumblers, stemware (which includes wine glasses), mugs, plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other items. The Company's plastic items include trays, dispensers, beverage pitchers and various other items.

Vitrocrisa's glass tableware product assortment includes, in addition to the product types produced by Libbey, glass bakeware and handmade glass tableware. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

Libbey sells high-quality stemware, including wine glasses, through its subsidiary, Royal Leerdam. In addition, through its distribution agreement with Luigi Bormioli, Libbey is a supplier of high-end glassware, which is used in the finest eating and drinking establishments. Through its Syracuse China and World Tableware subsidiaries, Libbey sells a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Its World Tableware subsidiary provides Libbey an extensive selection of metal flatware. These include knives, forks, spoons and serving utensils. In addition, World Tableware sells metal holloware, which includes serving trays, chafing dishes, pitchers and other metal tableware accessories. Through its Traex subsidiary, Libbey sells a wide range of plastic products. These include glassware washing and storage racks, trays, dispensers and organizers for the foodservice industry.


DOMESTIC SALES

Approximately 89% of Libbey's sales are to domestic customers and are sold domestically for a broad range of uses (see Note 13 to the consolidated financial statements). Libbey sells both directly to end users of the product and through networks of distributors and utilizes both a direct sales force and manufacturers' representatives. Libbey has the largest manufacturing, distribution and service network among North American glass tableware manufacturers.

Libbey defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, handmade glassware and lead crystal valued at less than $5 per piece. Libbey has, according to management estimates, the leading market share in glass tableware sales in U.S. foodservice applications. The majority of Libbey's tableware sales to foodservice end users are made through a network of approximately 500 foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national restaurant chains, independently owned bars, restaurants and casinos. Syracuse China and World Tableware are recognized as long-established suppliers of high quality ceramic dinnerware and flatware, respectively. They are both among the leading suppliers of their respective product categories to foodservice end users.

Libbey's leading customers in retail are national discount retailers. In recent years, Libbey has been able to increase its total sales by increasing its sales to traditional department stores and specialty housewares stores. With this expanded retail representation, Libbey is better positioned to successfully introduce profitable new products. Libbey also sells imported dinnerware and metal flatware to retailers in the United States and Canada under the LIBBEY(R) brand name. Libbey sources this ceramic dinnerware and metal flatware by leveraging the relationships it has with its existing suppliers for World Tableware products for foodservice applications. Libbey operates four factory outlet stores located at or near each of its United States manufacturing locations.

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

Libbey's export sales, which include sales to customers in Canada, represent approximately 11% of total sales in 2002. Libbey believes that expanding its sales to export markets represents an important growth opportunity for the future. The information set forth in Note 13 to the Consolidated Financial Statements under "Industry Segment Information" on page 60.

The acquisition of Royal Leerdam is expected to increase Libbey's penetration in the global market for glass stemware and, in addition, expand the selection of glass tableware products offered by Libbey to customers world-wide.

Libbey currently has technical service agreements with foreign glass tableware companies. These agreements cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration. During 2002, Libbey's technical assistance agreements and licenses produced royalties of $2.4 million. Libbey also sells machinery, primarily glass-forming machinery, to various parties.


MANUFACTURING

Libbey owns and operates three glass tableware manufacturing plants in the United States located in Toledo, Ohio; Shreveport, Louisiana and City of Industry, California and a glass tableware manufacturing plant in Leerdam, Netherlands. Libbey owns and operates a ceramic dinnerware plant in Syracuse, New York, and a plastics plant in Dane, Wisconsin. Libbey operates distribution centers located at or near each of its manufacturing facilities (See "Properties"). In addition, Libbey operates distribution centers for its Vitrocrisa-supplied products in Laredo, Texas and World Tableware products near Chicago, Illinois.

The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable Libbey to supply significant quantities of its product to virtually all of its customers in a short period of time. Libbey is the only glass tableware producer operating more than two manufacturing facilities in the United States.

The manufacture of Libbey's glass tableware products involves the use of automated processes and technologies. Much of Libbey's glass tableware production machinery was designed by Libbey and has evolved and been continuously refined to incorporate technology advancements. During 2002, Libbey fully installed new production equipment that uses new technology in the glassmaking arena. In addition, Libbey has installed robotics technology in certain of its labor-intensive manufacturing and warehousing processes. Libbey believes that its production machinery and equipment continue to be adequate for its needs in the foreseeable future. The Company continues to invest in equipment to further increase its production and distribution efficiency and streamline its cost profile. In addition, the Company invested $60.9 million in the acquisitions of Traex and Royal Leerdam.

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

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at Libbey's Syracuse, New York production facility or imported by World Tableware primarily from China, Malaysia and Bangladesh. Libbey installed a new fast-fire kiln technology at Syracuse China during 2001, resulting in increased production speeds and yields, lower operating costs and a faster new product development cycle. The investment was the single largest capital project at Syracuse China since Libbey purchased the business in 1995. All metal flatware and metal holloware are sourced by Libbey's World Tableware subsidiary primarily from China. Plastic products are also produced through the forming of raw materials into the desired shape and are manufactured at Libbey's Dane, Wisconsin production facility or imported primarily from Taiwan, China and Malaysia.

Libbey employs a team of engineers whose responsibilities include efforts to improve and upgrade Libbey's manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and implement the large number of innovative changes continuously being made to Libbey's product designs, sizes and shapes.

The raw materials used by Libbey, which are principally, sand, lime, soda ash, clay, resins and colorants, have historically been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had, and are not expected to have, a material adverse effect on Libbey's operations in the future. Natural gas is a primary source of energy in Libbey's production processes, and variability in the price for natural gas can have an impact on its profitability. Historically, the Company has used natural gas hedging contracts to partially mitigate this impact.


SALES AND MARKETING

Libbey has its own sales staff of over 80 Libbey sales professionals located in various metropolitan areas throughout the U.S., Canada and the Netherlands who call on customers and distributors. In addition, Libbey retains the services of manufacturing representatives' organizations to assist in selling its products. Libbey also maintains an export sales group covering other geographic markets. The vast majority of Libbey's tableware sales to foodservice end users are made through approximately 500 distributors, who serve a vital function in the distribution of Libbey's products and with whom Libbey works closely in connection with marketing and selling efforts. Most of Libbey's retail, industrial and premium market sales are made directly by Libbey's sales force.

Libbey also has a marketing staff located at its corporate headquarters in Toledo, Ohio, engaged in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.


CUSTOMERS

The customers for Libbey's tableware products include approximately 500 foodservice distributors. In addition, Libbey sells to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores, supermarkets and industrial companies and others who use Libbey's products for promotional and other private uses. No single customer accounts for 10% or more of Libbey's sales, although the loss of any of Libbey's major customers could have a meaningful effect on Libbey. Sales for premium applications, which totaled 2% of net sales in 2002, tend to be more unpredictable from year to year; and Libbey is less dependent on such business than it is on sales to foodservice, retail and industrial customers.


COMPETITORS

Libbey's business is highly competitive, with the principal competitive factors being customer service, brand name, product quality, new product development, delivery time and price. Competitors in glass tableware include among others Arc International, a private French company; Indiana Glass Company (a unit of Lancaster Colony Corporation); Oneida Ltd., Anchor Hocking (a unit of Newell Rubbermaid Inc.) and Bormioli Rocco Group. Arc International distributes glass tableware to U.S. foodservice customers through Cardinal International, Inc. Indiana Glass Company manufactures in the United States and sells a wide variety of glassware. Oneida Ltd. operates by sourcing glass tableware from foreign manufacturers, including Pasabahce (Turkey), Schott (Germany) and Calp (Italy). Anchor Hocking is primarily a supplier of glass beverageware and bakeware to retail markets in the U.S. Bormioli Rocco Group manufactures glass tableware in Europe and most of its sales are to retail and foodservice customers in Europe. In recent years, Libbey has experienced increasing competition from foreign glass tableware manufacturers, including Arc International (France), Kedaung (Indonesia), and Pasabahce (Turkey) as well as various factories from the People's Republic of China. In addition, other materials, such as plastics, also compete with glassware.

Competitors in U.S. ceramic dinnerware include among others Homer Laughlin (a private U.S. company) and Rego China and Buffalo China (units of Oneida Ltd.). Competitors in metal flatware are Oneida Ltd. and various importing companies. Competitors in plastic products are among others Cambro Manufacturing Company (a private U.S. company) and Carlisle Companies

Incorporated. Some of Libbey's competitors have substantially greater financial and other resources than Libbey.


PATENTS, TRADEMARKS AND LICENSES

Based upon market research and market surveys, Libbey believes its Libbey trade name as well as product shapes and styles enjoy a high degree of consumer recognition and are valuable assets. Libbey believes that the Libbey, Syracuse China, World Tableware, Royal Leerdam and Traex trade names are material to its business.

Libbey has rights under a number of patents which relate to a variety of products and processes. Libbey does not consider that any patent or group of patents relating to a particular product or process is of material importance to its business as a whole.


SEASONALITY

Due primarily to the impact of consumer buying patterns and production activity, Libbey's profits tend to be strongest in the third quarter and weakest in the first quarter of each year. As a consequence, profits typically range between 32% and 47% in the first half of each year and 53% to 68% in the second half of the year.


ENVIRONMENTAL MATTERS

Libbey's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Libbey has shipped, and continues to ship, waste materials for off-site disposal. However, Libbey is not named as a potentially responsible party with respect to any waste disposal site matters pending prior to June 24, 1993, the date of Libbey's initial public offering and separation from Owens-Illinois, Inc. ("Owens-Illinois"), Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which Libbey may also have shipped wastes and bears some responsibility. Owens-Illinois has agreed to defend and hold harmless the Company against any costs or liabilities it may incur in connection with any such matters identified and pending as of June 24, 1993 and to indemnify it for any liability which results from these matters in excess of $3 million. Libbey believes that if it is necessary to draw upon this indemnification, collection is probable.

Pursuant to this indemnification agreement, Owens-Illinois is defending the Company with respect to the King Road landfill. In January 1999, a suit was instituted by the Board of Lucas County Ohio

Commissioners against Owens-Illinois, the Company and numerous other defendants (59 companies named in the complaint as potentially responsible parties) in the United States District Court for the Northern District of Ohio seeking to recover contribution for past and future costs incurred by the County in response to the release or threatened release of hazardous substances at the King Road landfill formerly operated and closed by the County. The complaint was dismissed without prejudice in October 2000; and at the time of the dismissal, it was anticipated the suit would be refiled at a future date when more information as to the appropriate environmental remedy becomes available. However, as of this date, refiling of the suit does not appear imminent, and the attorneys for the Lucas County Commissioners and the attorneys for the Ohio Environmental Protection Agency are still discussing remedies. In view of the uncertainty as to refiling of the suit, the numerous defenses which may be available against the County on the merits of its claim for contribution, the uncertainty as to the environmental remedy, and the uncertainty as to the number of potentially responsible parties, at the present time it is not possible to quantify any exposure the Company may have at King Road.

Subsequent to June 24, 1993, Libbey has been named a potentially responsible party at four other sites, all of which have been settled for immaterial amounts. No further sums are expected to be paid with respect to these sites unless unusual and unanticipated contingencies occur.

On October 10, 1995, Syracuse China Company, a wholly owned subsidiary of the Company, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China. The Pfaltzgraff Co. entered into an Order on Consent effective November 1, 1994, with the New York State Department of Environmental Conservation (DEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. As part of the Asset Purchase Agreement, the Syracuse China Company agreed to share a part of the remediation and related expense up to a maximum of fifty percent of such costs with a maximum limit for Syracuse China Company of $1,350,000 that has been paid. Notwithstanding the foregoing Syracuse China Company is not a party to the decree. Construction of the approved remedy began in 2000 and is expected to be completed in 2003.

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

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by Libbey on the exterior surface of its decorated products. Capital expenditures for property, plant and equipment for environmental control activities were not material during 2002. Libbey believes that it is in material compliance with all federal, state and local environmental laws, and Libbey is not aware of any regulatory initiatives that would be expected to have a material effect on Libbey's products or operations.


NUMBER OF EMPLOYEES

Libbey employed approximately 3,800 persons at December 31, 2002. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements, which were entered into in the fourth quarter of 2001 and expire at various times during the fourth quarter of 2004 at two manufacturing locations and the fourth quarter of 2006 at a third manufacturing location. Substantially all Royal Leerdam employees are covered by a collective bargaining agreement expiring in July 2004. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement, which expires in March 2006. Libbey considers its employee relations to be good.

PUBLIC FILINGS

Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available for no charge through the Company's website at www.libbey.com.

ITEM 2.  PROPERTIES

The following information sets forth the location of the Company's principal manufacturing and distribution facilities at December 31, 2002. The Company also operates distribution facilities at or near each of its manufacturing facilities as well as at the distribution centers set forth below:

       Manufacturing and Distribution Facilities
       -----------------------------------------
       Syracuse, New York
       Toledo, Ohio
       Shreveport, Louisiana
       City of Industry, California
       Dane, Wisconsin
       Leerdam, Netherlands

       Distribution Centers
       --------------------
       Laredo, Texas
       West Chicago, Illinois

The Company's headquarters, some warehouses, sales offices and an outlet store are located in leased space.

All of the Company's operating properties are currently being utilized for their intended purpose and are owned in fee. The Company believes that its facilities are well maintained and adequate for its planned production requirements at those facilities over the next three to five years.

        ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings arising in the ordinary course of its business. No pending legal proceeding is deemed to be material to the Company.

On May 9, 2002, the Federal Trade Commission commenced an administrative proceeding challenging the Company's proposed acquisition of a portion of the Anchor Hocking business of Newell Rubbermaid Inc. The parties agreed upon a consent decree that became final on October 15, 2002, following formal approval by the Federal Trade Commission. The consent decree requires Libbey to provide advance notice to the Federal Trade Commission of any acquisition, direct or indirect, of any interest in the stock of Anchor Hocking or the assets of the Anchor Hocking Food Service Business.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and the ages, positions and offices held (as of the date hereof), and a brief account of the business experience of each executive officer of the Company.

NAME                                           AGE          POSITION
John F. Meier                                  55           Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                          1993; Executive Vice President and General Manager from December
Executive Officer                                           1990 to June 1993.

                                               56           Executive Vice President and Chief Operating Officer since
Richard I. Reynolds                                         November 1995;  Vice President and Chief Financial Officer from
Executive Vice President and                                June 1993 to November 1995;   Vice President and Director of
Chief Operating Officer                                     Finance and Administration from January 1989 to June 1993.

Arthur H. Smith                                67           Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                     Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                       Assistant Secretary of Owens-Illinois, Inc. from 1987 to June 1993.

Kenneth G. Wilkes                              45           Vice President, Chief Financial Officer and Head-International
Vice President, Chief Financial                             Operations since January 2003; Vice President and Chief
Officer and Head-International                              Financial Officer from November 1995 to January 2003;  Vice
Operations                                                  President and Treasurer from August 1993 to November 1995.
                                                            Previously employed as Senior Corporate Banker, Vice President with The First National Bank of Chicago from 1981.

Kenneth A. Boerger                             45           Vice President and Treasurer since July 1999. From 1994 to July
Vice President and Treasurer                                1999 was Corporate Controller and Assistant Treasurer.  From
                                                            1980 to 1994 held various financial and accounting positions.

John A. Zarb                                   51           Vice President and Chief Information Officer since April 1996.
Vice President and Chief                                    From 1991 to April 1996 employed by AlliedSignal Inc. in
Information Officer                                         information technology senior management positions in Europe and the U.S.

Daniel P. Ibele                                42           Vice President, General Sales Manager since March 2002;  Vice
Vice President, General Sales Manager                       President, Marketing and Specialty Operations from September
                                                            1997 to March 2002;  Vice President and Director of Marketing
                                                            from 1995 to 1997.  From 1983 to 1995 held various marketing and sales positions.

Timothy T. Paige                               45           Vice President-Administration since December 2002;  Vice President and
Vice President-Administration                               Director of Human Resources from January 1997 to December 2002;
                                                            Director of Human Resources from May 1995 to January 1997.  From 1985 to May 1995 employed by Frito-Lay, Inc. in human resources management positions.


PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

      ---------------------  -------------------------  ----------------------------
                                        2002                       2001
                                 High          Low          High           Low
      ---------------------  ------------  -----------  -------------  -------------
      First Quarter             $40.10        $31.35       $33.56         $27.80
      Second Quarter            $40.00        $32.88       $42.20         $27.80
      Third Quarter             $34.08        $26.80       $39.95         $28.20
      Fourth Quarter            $31.86        $23.72       $35.60         $27.00
      ---------------------  ------------  -----------  -------------  -------------

On March 1, 2003, there were 1,055 registered common shareholders of record. The Company has paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993. On January 10, 2003, the Company announced that it has increased its regular quarterly dividend from $.075 per share to $.10 per share in 2003. However, the declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.

EQUITY COMPENSATION PLAN INFORMATION:

  ------------------------------------  ----------------------------  -------------------------------  ---------------------------
  Plan Category                          Number of securities to be
                                           issued upon exercise of       Weighted average exercise          Number of securities
                                            outstanding options,       price of outstanding options,      remaining available for
                                             warrants and rights            warrants and rights               future issuance
  ------------------------------------  ----------------------------  -------------------------------  ---------------------------
                                                    (a)                            (b)                             (c)
  ------------------------------------  ----------------------------  -------------------------------  ---------------------------
  Equity compensation plans approved
  by security holders                            1,646,799                        $25.73                        546,924*
  Equity compensation plans not
  approved by security holders                       0                              0                               0
  ------------------------------------  ----------------------------  -------------------------------  ---------------------------
  Total                                          1,646,799                        $25.73                        546,924*
  ------------------------------------  ----------------------------  -------------------------------  ---------------------------

* This total includes 350,000 securities available for future issuance under the Libbey Inc 2002. Employee Stock Purchase Plan (ESPP) as of December 31, 2002. The amount of securities available for issue under this plan will increase each year by up to 100,000 common shares commencing January 1, 2003 and ending January 1, 2012 to an aggregate maximum of 1,350,000 common shares subject to issuance under the plan. At of December 31, 2002, there were no options, warrants or rights outstanding to purchase securities under this plan.

      ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with
      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

Dollars in thousands, except per-share amounts          2002(d)        2001        2000       1999      1998
-------------------------------------------------  ---------      ---------   ---------   --------  --------
 Operating Results
 Net sales                                          $433,761       $419,594    $441,828   $460,592  $436,522
 Freight billed to customers                           1,732          2,085       2,274      2,609     1,191
 Total revenues                                      437,897        425,420     448,786    467,598   440,739
 Cost of sales                                       327,565        307,255     306,003    324,242   323,140
 Selling, general and administrative expenses         56,631         55,716      61,185     64,131    54,191
 Capacity realignment charges                             --             --          --        991    20,046
 Income from operations                               53,701         62,449      81,598     78,234    43,362
 Equity earnings - pretax                              6,379          6,384      12,016      8,857    12,300
 Expenses related to abandoned acquisition           (13,634)            --          --         --        --
 Other income (expenses) -- net                       (1,510)          (241)       (919)        13     1,493
 Earnings before interest and income taxes (EBIT)     44,936         68,592      92,695     87,104    57,155
 Interest expense -- net                               8,263          9,360      12,216     12,501    12,674
 Income before income taxes                           36,673         59,232      80,479     74,603    44,481
 Provision for income taxes                            8,618         19,840      33,613     31,175    19,038
 Net income (loss) (d)                                28,055         39,392      46,866     43,428    25,443
 Net cash provided by operating activities            54,205         51,308      36,898     68,956    52,232

 Per-Share Amounts
 Basic net income                                       1.84           2.58        3.07       2.69      1.45
 Diluted net income                                     1.82           2.53        3.01       2.64      1.42
 Dividends paid                                         0.30           0.30        0.30       0.30      0.30

 Other Information
 EBIT                                                 44,936         68,592      92,695     87,104    57,155
 EBITDA                                               64,079         87,435     111,047    105,857    76,661
 Depreciation                                         17,262         15,157      14,055     14,717    15,852
 Amortization (d)                                      1,881          3,686       4,297      4,036     3,654
 Capital expenditures                                 16,739         35,241      18,096      9,428    17,486
 Dividends paid                                        4,574          4,588       4,569      4,821     5,253
 Employees (average) (c)                               3,510          3,218       3,270      3,552     3,969

 Balance Sheet Data
 Total assets                                        524,527        468,082     446,707    434,395   439,671
 Working capital (a)                                  83,260         83,421      95,177     77,794    75,930
 Long-term debt (b)                                  188,403          2,517     151,404    170,000   176,300
 Shareholders' equity                                140,218        165,365     133,271     91,843    94,860

 (a) Current assets less current liabilities excluding short-term debt.

 (b) At December 31, 2001, the company classified $143.0 million of debt outstanding under its bank facility as short term which was refinanced on a long-term basis in April 2002.

 (c) In 2002, includes Traex and Royal Leerdam employees.

 (d) Effective January 1, 2002, the company adopted SFAS 142, "Goodwill and Other Intangible Assets." The detail of the impact of the adoption are identified in Footnote 2 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL FINANCIAL DATA
-------------------------
The following table presents certain results of operations data for Libbey for the periods indicated:

YEAR ENDED DECEMBER 31,
(dollars in thousands)                               2002           2001           2000
----------------------------------------------  -------------  --------------  --------------
Net sales                                          $433,761       $419,594       $441,828
Gross profit                                       $107,928       $114,424       $138,099
As a percent of sales                                 24.9%          27.3%          31.3%
Income from operations                              $53,701        $62,449        $81,598
As a percent of sales                                 12.4%          14.9%          18.5%
Earnings before interest and
  income taxes before write off of
   acquisition related expenses                     $58,570        $68,592        $92,695
As a percent of sales                                 13.5%          16.3%          21.0%
Earnings before interest
 and income taxes                                   $44,936        $68,592        $92,695
As a percent of sales                                 10.4%          16.3%          21.0%
Net income                                          $28,055        $39,392        $46,866
As a percent of sales                                 6.5%           9.4%           10.6%
----------------------------------------------  -------------  --------------  --------------

Management is not aware of any events or uncertainties that are likely to have a material impact on the company's prospective results of operations or financial condition; however, major slowdowns in the retail, travel, or entertainment industries could result from the impact of armed hostilities or any other international or national calamity, including any act of terrorism. Additional risk factors are discussed in Other Information in the section "Qualitative and Quantitative Disclosures about Market Risk."

RESULTS OF OPERATIONS

COMPARISON OF 2002 WITH 2001 Net sales for 2002 increased 3.4% to $433.8 million from $419.6 million in 2001. A 19% increase in sales to retail customers was a key contributor. This increase more than offset lower sales to industrial customers which are primarily candle companies. Foodservice sales were up slightly for the year and showed solid growth in the fourth quarter. Libbey's export sales, which include sales to Canada, were $46.1 million, a decrease of 3.4% compared to 2001.

GROSS PROFIT (defined as net sales plus freight billed to customers less cost of sales) declined 5.7% to $107.9 million compared to $114.4 million in 2001 and as a percent of net sales was 24.9% in

2002 as compared to 27.3% in 2001. The decline in gross profit margin is primarily due to greater sales of products with lower profit margins, lower pension income, higher nonpension postretirement expense and higher manufacturing labor expenses. Lower pension income and higher nonpension postretirement expense reduced gross profit by $4.1 million in 2002 compared to the prior year.

INCOME FROM OPERATIONS decreased to $53.7 million in 2002 from $62.4 million in 2001 and as a percent of net sales was 12.4% in 2002 compared to 14.9% in 2001. This reduction was the result of lower gross profit, higher lease cost of $1.2 million related to the company's corporate offices in 2002 and higher general and administrative expenses. Lower pension income and an increase in nonpension postretirement expense were the primary factors in the increase in general and administrative expenses which reduced income from operations by $0.3 million. In 2002, the company recorded lower expenses related to the amortization of intangibles pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) of $1.1 million, which partially offset the higher general and administration expenses.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) were $44.9 million compared to $68.6 million in 2001 and as a percent of net sales were 10.4% as compared to 16.3% in the year-ago period. In addition to the lower income from operations, the most significant factor in the reduction was a $13.6 million pretax expense related to the legal, advisory and financing fees associated with the abandoned acquisition of Anchor Hocking. Excluding these expenses, the company's EBIT, as a percent of net sales, would have been 13.5% compared to 16.3% in 2001. Due to the unusual nature and magnitude of these expenses related to the abandoned acquisition, management believes exclusion of these expenses is necessary for a more meaningful comparison of EBIT as a percent of net sales in 2001. The company's earnings from equity affiliates remained flat at $6.4 million pretax compared to 2001. The company's equity affiliates are primarily its investment in Vitrocrisa, the company's joint venture in Mexico. Vitrocrisa's performance was impacted by a sluggish economy in Mexico and increased competition from foreign markets. Other expenses increased to $1.5 million from $0.2 million in the prior-year period, largely as a result of a write-down in the value of an advance made to a supplier.

NET INCOME was $28.1 million, or $1.82 per share on a diluted basis, compared to $39.4 million or $2.53 per share on a diluted basis in the year-ago period. As a percent of net sales, net income was 6.5% in 2002 compared to 9.4% in 2001. Excluding the expenses related to the abandoned acquisition, net income and diluted earnings per share for 2002 would have been $36.6 million and $2.37, respectively. Due to the unusual nature and magnitude of the expenses related to the abandoned acquisition, management believes exclusion of these expenses is necessary for a more meaningful comparison of net income to 2001. The company experienced lower interest expense and income taxes in 2002 compared to prior year. Interest expense was due to lower average debt levels and a decline in interest rates. The company's effective tax rate declined to 23.5% in 2002 from 33.5% in 2001. The reduction was primarily attributable to lower Mexican tax, the elimination of non-deductible goodwill amortization and an adjustment to estimated U.S. income tax accruals. The reduction in Mexican tax is primarily attributable to deferred tax adjustments and reduced statutory tax rates in Mexico.

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

NET INCOME was $39.4 million in 2001 compared with $46.9 million in 2000, and as a percent of net sales was 9.4% compared to 10.6% in the year-ago period. Lower interest expense and a reduction in the effective tax rate to 33.5% from 41.8% in the year-ago period only partially offset reduced income from operations and lower equity earnings. The reduction in the company's effective tax rate is primarily attributable to lower foreign taxes and state tax credits related to capital expansion programs.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
Libbey's financial condition at year-end 2002 reflects the effects of the company's strong cash flow from operations. Net cash provided by operating activities increased to $54.2 million from $51.3 million in 2001. The company recorded another year of efficient use of working capital. Excluding the
acquisitions, inventories remained at $96.9 million in 2002, equal to the 2001 year-end balance and accounts receivable were $41.5 million in 2002 compared to $44.1 million in 2001. Compared to the year-ago period, inventories increased by $12.7 million and accounts receivable increased by $5.9 million, both entirely attributable to the acquisitions of Traex and Royal Leerdam in 2002. Accounts payable decreased by $1.5 million compared to 2001.

Capital expenditures were $16.7 million in 2002 compared with $35.2 million in 2001. Capital expenditures for 2003 are expected to be in the range of $35 to $40 million as the company increases its investment in higher productivity and labor saving machinery and equipment. The company repurchased 935,600 shares of its common stock in 2002 for $26.8 million. Since mid-1998, the company has repurchased 3,625,000 shares for $102.2 million. At year-end 2002, authorization from the company's Board of Directors remained for the purchase of an additional 2,500,000 shares. On February 18, 2003, the company announced commencement of a modified Dutch Auction tender offer to purchase up to 1,500,000 shares of its outstanding common stock pursuant to the previously mentioned 2,500,000 share authorization. The company purchased 1,500,000 shares at a purchase price of $25.50 per share. This purchase was funded through the company's Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement).

Libbey had total debt of $191.2 million at December 31, 2002, compared with $148.0 million at December 31, 2001. The increase was primarily attributable to the purchase of Traex and Royal Leerdam partially offset by the net cash provided from operations. Libbey had additional debt capacity of $59.3 million at December 31, 2002, under its Revolving Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $100 million of its debt. The average fixed rate of interest under these interest rate protection agreements is 5.8% and the total interest rate, including applicable fees, is 6.8%. The average maturity of these interest rate protection agreements is 2.3 years at December 31, 2002.

Of Libbey's outstanding indebtedness, $88.7 million is subject to fluctuating interest rates at December 31, 2002. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.9 million on an annual basis. The company is not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity. The company believes that its cash from operations and available borrowings under the Revolving Credit Agreement and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement.

In September 2001, the company issued a $2.7 million promissory note in connection with the purchase of a warehouse facility. At December 31, 2002, the company had $2.5 million outstanding on the promissory note. During 2003, $0.1 million of the principal is payable.

The following table presents the company's existing contractual obligations and commercial commitments:

                             Payments Due by Period
            Contractual                              2 - 3     4 - 5     After 5
            Obligations        Total     1 Year      Years     Years      Years
            -----------       ------     ------     ------     -----     ------
Debt                          $188.5       $0.1     $186.3      $0.3       $1.8
Operating Leases                15.3        4.4        5.4       2.5        3.0
                              ------     ------     ------     -----     ------
Total Obligations             $203.8       $4.5     $191.7      $2.8       $4.8


CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity. As part of the Audit Committee of the Board of Directors' regular review of the financial reporting of the company, senior management has reviewed the Critical Accounting Policies and Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.


DERIVATIVES
The company holds derivative financial instruments to hedge certain of its interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. These derivatives have been designated as cash flow hedges and qualify for hedge accounting as discussed in detail in Notes 2 and 9 to the consolidated financial statements. As such, the fair value of these cash flow hedges are recorded on the balance sheet at fair value with a corresponding change in accumulated other comprehensive income (loss), net of related tax effects. The company does not participate in speculative derivatives trading. While the company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if the company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Information about fair values, notional amounts and contractual terms of these instruments can be found in Notes 2 and 9 to the company's consolidated financial statements and the section titled "Qualitative and Quantitative Disclosures About Market Risk."

The company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas and foreign currency hedges as the counterparts are established financial institutions.

PENSION PLANS AND NONPENSION POSTRETIREMENT BENEFITS
The company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS No. 87), which requires that amounts recognized in financial statements be determined on an actuarial basis.

A significant element in determining the company's pension expense (income) in accordance with SFAS No. 87 is the expected return on plan assets. The company assumes that the expected long-term rate of return on plan assets will be 9.0%. Since the pension plans' inception in 1993, the company's pension plan assets have earned an average annual return of 9.2%. A change of .50% in the expected long-term rate of return on plan assets will change pension expense (income) by approximately $1.0 million based on year-end data. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension expense (income). The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income). The plan assets have earned an actual rate of return of less than 9.0% in the last two years. Pension expense (income) in 2003 is expected to be $2.2 million (excluding expenses for Royal Leerdam which was acquired in December
2002) compared to $(3.7) million in 2002 and $(7.1) million in 2001. This is a result of the lower return on plan assets, additional benefits granted to unionized employees during labor negotiations in 2001 and a change in the discount rate discussed below.

At the end of each year, the company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the current year. In estimating this rate, the company reviews rates of return on high quality, fixed-income investments as a benchmark. At December 31, 2002, the company determined this rate to be 6.75%. The discount rate used in 2001 was 7.50%. The effect of each .25% change in the discount rate would effect pension expense by approximately $0.2 million.

The company has not made contributions to the pension plans since their inception in 1993. And the company does not anticipate making cash contributions in 2003. However, if weak investment returns related to depressed global stock markets and historically low discount rates persist, cash contributions may be required after 2003. It is difficult to estimate potential cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. However, the company believes it is likely that any cash contribution in 2004 would not be material.

At December 31, 2002, the fair value of the company's pension assets was $172.8 million down from $198.4 million at the end of 2001.

The company also provides certain postretirement health care and life insurance benefits covering substantially all salaried and hourly employees which are accounted for in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of company retirees who had retired as of June 18, 1993.

The company uses various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for its retiree health plan. In estimating the discount rate, the company reviews rates of return on high quality, fixed-income investments as a benchmark. At December 31, 2002, the company determined this rate to be 6.75%. The discount rate used in 2001 was 7.50%. The effect of a .25% change in the discount rate would have no material change to health care expense. Assumed health care cost inflation is based on an initial rate of 10.0% decreasing to an ultimate rate of 5.0% over five years. A 1% percent change in these rates would have changed the nonpension postretirement expense by $0.1 million.

In 2002, the company recorded expense (income) for nonpension postretirement benefit costs of $0.9 million, as compared to $(0.04) million in 2001. The company expects to record an expense of $2.0 million (excluding expenses for Royal Leerdam which was acquired in December 2002) in 2003 for nonpension postretirement benefit costs.

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


      ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risks due to changes in currency values, although the majority of the company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro or

Mexican peso that could reduce the cost competitiveness of the company's products or that of Vitrocrisa compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and impact of those changes on the earnings and cash flow of Vitrocrisa, expressed under accounting principles generally accepted in the United States.

The company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $100 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the company's borrowings related to the Rate Agreements at December 31, 2002 is 5.8% and the total interest rate, including applicable fees, is 6.8%. The average maturity of these Rate Agreements is 2.3 years at December 31, 2002. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.4% at December 31, 2002. The company had $88.7 million of debt subject to fluctuating interest rates at December 31, 2002. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.9 million on an annual basis. If the counterparts to these Rate Agreements fail to perform, the company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the company does not anticipate nonperformance by the counterparts.

The fair value of the company's Rate Agreements is determined using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The company does not expect to cancel these agreements and expects them to expire as originally contracted. The fair market value for the company's Rate Agreements at December 31, 2002, was $(8.8) million.

In addition to the Rate Agreements, the company has other derivatives as discussed below and in Note 2 to the consolidated financial statements. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or item affects earnings. At December 31, 2002, approximately $5.2 million of unrealized net loss was recorded in accumulated other comprehensive income (loss).


OTHER INFORMATION
-----------------

This document and supporting schedules contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Such statements only reflect the company's best assessment at this time, and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or similar phrases. Such forward-looking statements involve risks and uncertainty and actual results may differ materially from such statements and undue reliance should not be placed on such statements. Important factors potentially affecting the company's performance include, but are not limited to:

- major slowdowns in the retail, travel, restaurant and bar or entertainment industries, including the impact of armed hostilities or any other international or national calamity, including any act of terrorism, on the retail, travel, restaurant and bar or entertainment industries;
- significant increases in interest rates that increase the company's borrowing costs;
- significant increases in per-unit costs for natural gas, electricity, corrugated packaging and other purchased materials; - increases in expenses associated with higher medical costs, reduced pension income associated with lower returns on pension investments and increased pension obligations;
- devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of the company's or Vitrocrisa's products compared to foreign competition;
- the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under accounting principles generally accepted in the United States and cash flow Vitrocrisa;
- the inability to achieve savings and profit improvements at targeted levels at the company and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods;
- protracted work stoppages related to collective bargaining agreements; - increased competition from foreign suppliers endeavoring to sell glass tableware in the United States and Mexico, including the impact of lower duties for imported products;
- whether the company completes any significant acquisitions and whether such acquisitions can operate profitably.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                  ----
Report of Management                                                25

Report of Independent Auditors                                      26

Consolidated Balance Sheets at December 31, 2002 and 2001           27

For the years ended December 31, 2002, 2001 and 2000

       Consolidated Statements of Income                            29
       Consolidated Statements of Shareholders' Equity              30
       Consolidated Statements of Cash Flows                        31

Notes to Consolidated Financial Statements                          32

Selected Quarterly Financial Data                                   61

REPORT OF MANAGEMENT


The management of Libbey Inc. is responsible for the contents of the financial statements, which are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the Form 10-K is consistent with that in the financial statements.

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

/s/ John F. Meier

John F. Meier
Chairman of the Board and
Chief Executive Officer


/s/ Kenneth G. Wilkes

Kenneth G. Wilkes
Vice President, Chief Financial Officer and
Head-International Operations


February 10, 2003

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LIBBEY INC.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated and combined financial statements of Vitrocrisa Holding, S. de R.L. de C.V. and Subsidiaries and Crisa Libbey, S.A. de C.V. (companies in which the Company has 49% equity interests) which have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Vitrocrisa Holding, S. de R.L. de C.V. and Subsidiaries and Crisa Libbey, S.A. de C.V., it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2002 the company changed its method of accounting for goodwill.

                                            /s/ ERNST & YOUNG LLP
Toledo, Ohio
January 31, 2003 except for Notes 9 and 14 as to which the date is February 18, 2003.

 Libbey Inc. Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------
December 31,                                                                        2002       2001
------------------------------------------------------------------------------------------------------
Dollars in thousands
ASSETS
Current assets:
  Cash                                                                               $1,683     $3,860
  Accounts receivable:
    Trade, less allowances of $6,310 and $5,962                                      46,308     38,516
    Other, less allowances of $1,482 in 2002                                          3,636      5,550
------------------------------------------------------------------------------    ---------   --------
                                                                                     49,944     44,066
Inventories:
    Finished goods                                                                  100,405     88,686
    Work in process                                                                   4,512      5,095
    Raw materials                                                                     3,169      2,627
    Operating supplies                                                                1,548        528
------------------------------------------------------------------------------    ---------   --------
                                                                                    109,634     96,936

Prepaid expenses and deferred taxes                                                  13,487      9,068
------------------------------------------------------------------------------    ---------   --------
Total current assets                                                                174,748    153,930
Other assets:
    Repair parts inventories                                                          5,603      5,248
    Intangibles, net of accumulated amortization of $3,380 and $2,668                26,375      9,232
    Pension assets                                                                       --     29,506
    Deferred software, net of accumulated amortization of $11,679 and $10,510         2,585      3,639
    Other assets                                                                      4,453     11,090
    Investments                                                                      87,847     84,357
    Goodwill                                                                         59,795     43,282
------------------------------------------------------------------------------    ---------   --------
                                                                                    186,658    186,354
Property, plant and equipment at cost                                               300,690    254,479
    Less accumulated depreciation                                                   137,569    126,681
------------------------------------------------------------------------------    ---------   --------
    Net property, plant and equipment                                               163,121    127,798
------------------------------------------------------------------------------    ---------   --------
Total assets                                                                       $524,527   $468,082
------------------------------------------------------------------------------    ---------   --------
 See accompanying notes.

------------------------------------------------------------------------------------------------
December 31,                                                                   2002        2001
------------------------------------------------------------------------------------------------
Dollars in thousands
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                             $2,660      $2,400
   Accounts payable                                                          31,633      33,125
   Salaries and wages                                                        14,670      11,671
   Accrued liabilities                                                       39,687      23,809
   Income taxes                                                               5,498       1,904
   Long-term debt due within one year                                           115     143,115
------------------------------------------------------------------------   --------    --------
Total current liabilities                                                    94,263     216,024
Long-term debt                                                              188,403       2,517
Deferred taxes                                                               11,780      23,512
Pension liability                                                            28,655          --
Other long-term liabilities                                                  14,015      12,533
Nonpension postretirement benefits                                           47,193      48,131

Shareholders' equity:
   Common stock, par value $.01 per share, 50,000,000 shares authorized,
   18,256,277 shares issued (18,025,843 shares issued in 2001)                  183         180
   Capital in excess of par value                                           293,537     288,418
   Treasury stock, at cost, 3,625,000 shares (2,689,400 in 2001)           (102,206)    (75,369)
   Deficit                                                                  (19,413)    (42,894)
   Accumulated other comprehensive loss                                     (31,883)     (4,970)
------------------------------------------------------------------------   --------    --------
Total shareholders' equity                                                  140,218     165,365
------------------------------------------------------------------------   --------    --------
Total liabilities and shareholders' equity                                 $524,527    $468,082
------------------------------------------------------------------------   --------    --------
 See accompanying notes.

 Libbey Inc. Consolidated Statements of Income

-----------------------------------------------------------------------------------
December 31,                                           2002        2001        2000
-----------------------------------------------------------------------------------
Dollars in thousands, except per-share amounts
REVENUES
   Net sales                                       $433,761    $419,594    $441,828
   Freight billed to customers                        1,732       2,085       2,274
   Royalties and net technical assistance income      2,404       3,741       4,684
------------------------------------------------   --------    --------    --------
Total revenues                                      437,897     425,420     448,786
Costs and expenses:
   Cost of sales                                    327,565     307,255     306,003
   Selling, general and administrative expenses      56,631      55,716      61,185
------------------------------------------------   --------    --------    --------
                                                    384,196     362,971     367,188
------------------------------------------------   --------    --------    --------
INCOME FROM OPERATIONS                               53,701      62,449      81,598
Other income (expense):
   Equity earnings - pretax                           6,379       6,384      12,016
   Expenses related to abandoned acquisition        (13,634)         --          --
   Other - net                                       (1,510)       (241)       (919)
------------------------------------------------   --------    --------    --------
                                                     (8,765)      6,143      11,097
------------------------------------------------   --------    --------    --------
Earnings before interest and income taxes            44,936      68,592      92,695
Interest expense - net                               (8,263)     (9,360)    (12,216)
------------------------------------------------   --------    --------    --------
Income before income taxes                           36,673      59,232      80,479
Provision for income taxes                            8,618      19,840      33,613
------------------------------------------------   --------    --------    --------
NET INCOME                                          $28,055     $39,392     $46,866
================================================   ========    ========    ========

NET INCOME PER SHARE
   Basic                                              $1.84       $2.58       $3.07
   Diluted                                            $1.82       $2.53       $3.01
================================================   ========    ========    =========
 See accompanying notes

 LIBBEY INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                       Common   Capital in     Cost of                        Other
 Dollars in thousands, except                           Stock    Excess of    Treasury                Comprehensive
 per-share  amounts                          Shares    Amount    Par Value       Stock     Deficit     Income (Loss)       Total
-------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                  17,747,753      $178     $282,734    $(70,087)  $ (119,995)            $(987)    $91,843
 Comprehensive income:
  Net income                                                                                  46,866                       46,866
  Effect of exchange rate fluctuation                                                                            (154)       (154)
  Closure of exchange rate fluctuation                                                                          1,141       1,141
                                                                                                                         --------
 Total comprehensive income                                                                                                47,853
 Stock options exercised                    110,349         1        1,602                                                  1,603
 Income tax benefit on stock options                                   594                                                    594
 Purchase of 149,400 shares for
  treasury                                                                      (4,053)                                    (4,053)
 Dividends -- $0.30 per share                                                                (4,569)                       (4,569)
---------------------------------------------------    ------   ----------   ---------   -----------   --------------    --------
Balance December 31, 2000               17,858,102        179      284,930     (74,140)     (77,698)               --     133,271
 Comprehensive income:
  Net income                                                                                 39,392                        39,392
  Effect of derivatives, net
    of $2,292 tax effect                                                                                       (4,742)     (4,742)
  Minimum pension liability, net
    of $137 tax effect                                                                                           (228)       (228)
                                                                                                                         --------
 Total comprehensive income                                                                                                34,422
 Stock options exercised                    167,741         1        2,344                                                  2,345
 Income tax benefit on stock options                                 1,144                                                  1,144
 Purchase of 42,000 shares for
   treasury                                                                     (1,229)                                    (1,229)
 Dividends -- $0.30 per share                                                                 (4,588)                      (4,588)
---------------------------------------------------    ------   ----------   ---------   -----------   --------------    --------
 Balance December 31, 2001               18,025,843       180      288,418     (75,369)      (42,894)          (4,970)    165,365
 Comprehensive income:
  Net income                                                                                  28,055                       28,055
  Effect of derivatives, net
   of $297 tax effect                                                                                            (493)       (493)
  Minimum pension liability, net
   of $15,919 tax effect                                                                                      (26,419)    (26,419)
  Effect of exchange rate fluctuation                                                                              (1)         (1)
                                                                                                                         --------
 Total comprehensive income                                                                                                 1,142
 Stock options exercised                    230,434         3        3,298                                                  3,301
 Income tax benefit on stock options                                 1,821                                                  1,821
 Purchase of 935,600 shares for
   treasury                                                                    (26,837)                                   (26,837)
 Dividends -- $0.30 per share                                                                 (4,574)                      (4,574)
---------------------------------------------------    ------   ----------   ---------   -----------   --------------    --------
 BALANCE DECEMBER 31, 2002               18,256,277      $183     $293,537   $(102,206)    $ (19,413)        $(31,883)   $140,218
===================================================    ======   ==========   =========   ===========   ==============    ========
 See accompanying notes

 Libbey Inc. Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------
December 31,                                                                2002       2001       2000
-------------------------------------------------------------------------------------------------------
Dollars in thousands
OPERATING ACTIVITIES
Net income                                                               $28,055    $39,392    $46,866
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                           17,262     15,157     14,055
   Amortization                                                            1,881      3,686      4,297
   Net equity earnings                                                    (9,774)    (2,665)    (4,769)
   Nonpension postretirement benefit cost in excess of payments             (938)    (1,545)    (2,735)
   Gain on sale of land                                                     (381)        --         --
   Deferred income taxes, less equity earnings portion                     4,040      7,394      6,349
   Other                                                                     354       (385)     3,189
Changes in operating assets and liabilities:
   Accounts receivable                                                     3,495      7,673     10,440
   Inventories                                                               (91)     7,570    (15,185)
   Prepaid expenses                                                         (186)      (469)      (329)
   Other assets                                                            5,330    (16,976)   (10,420)
   Accounts payable                                                       (6,095)     3,264        762
   Accrued liabilities                                                     5,886     (7,117)    (2,474)
   Other liabilities                                                       5,367     (3,671)   (13,148)
----------------------------------------------------------------------   -------    -------    --------
Net cash provided by operating activities                                 54,205     51,308     36,898

INVESTING ACTIVITIES
Additions to property, plant and equipment                               (16,739)   (35,241)   (18,096)
Dividends received from equity investments                                 4,659      4,918      2,940
Acquisitions (including acquisition-related costs, less cash acquired)   (62,046)        --         --
Other                                                                      3,523     (1,563)       (63)
----------------------------------------------------------------------   -------    -------    --------
Net cash used in investing activities                                    (70,603)   (31,886)   (15,219)

FINANCING ACTIVITIES
Net bank credit facility activity                                         43,001     (8,404)   (18,596)
Payment of finance fees                                                     (815)        --         --
Other net borrowings                                                         145     (4,968)     1,345
Stock options exercised                                                    3,301      2,345      1,603
Treasury shares purchased                                                (26,837)    (1,229)    (4,053)
Dividends                                                                 (4,574)    (4,588)    (4,569)
----------------------------------------------------------------------   -------    -------    --------
Net cash provided by (used in) financing activities                       14,221    (16,844)   (24,270)
Effect of exchange rate fluctuations on cash                                  --         --        (45)
----------------------------------------------------------------------   -------    -------    --------
(Decrease) increase in cash                                               (2,177)     2,578     (2,636)
Cash at beginning of year                                                  3,860      1,282      3,918
----------------------------------------------------------------------   -------    -------    --------
CASH AT END OF YEAR                                                       $1,683     $3,860     $1,282
----------------------------------------------------------------------   -------    -------    --------
 See accompanying notes

                                   LIBBEY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND PER-SHARE AMOUNTS)


1.  BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Libbey Inc. and all wholly owned subsidiaries (the Company). The Company records its 49% interest in certain companies using the equity method. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  SIGNIFICANT ACCOUNTING POLICIES
BUSINESS The Company operates in one business segment, tableware products. The Company designs, manufactures and markets an extensive line of high-quality, machine-made glass beverageware, other glass tableware, ceramic dinnerware and plastic items to a broad group of customers in the foodservice, retail, industrial and premium areas. Most of the Company's sales are to customers in North America. The Company also imports and distributes ceramic dinnerware and flatware and has a 49% interest in Vitrocrisa, a glass tableware manufacturer in Mexico.

ALLOWANCE FOR DOUBTFUL ACCOUNTS The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgement of the probability of collecting accounts and management's evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part, and are written off at that time through a charge against the allowance.

INVENTORY VALUATION The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for 57.1% of its inventories in 2002 and 61.1% in 2001. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $9,632 and $10,535 at December 31, 2002 and 2001, respectively. The remaining inventories are valued at either standard or average cost, which approximate current costs.

GOODWILL AND INTANGIBLES Goodwill results from the excess of purchase cost over the fair value of net assets acquired. Goodwill resulting from business combinations completed prior to December 31, 2001 was being amortized over 40 years.

Intangibles result from valuations assigned by independent appraisers for future revenues from technical assistance agreements and trademarks acquired, as well as the pension intangible assets discussed in Note 8.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and SFAS No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 142 requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Accounting Principles Board (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18), requires the Company's goodwill associated with equity method investees to be reviewed for impairment. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As required by SFAS No. 142, the Company determined that certain trademarks had an indefinite life and ceased amortization of these intangibles on January 1, 2002, and evaluated these indefinite-lived intangible assets as not being impaired. The Company also determined that certain technical assistance agreements should have their useful lives reduced to five years.

At December 31, 2002, the carrying value and accumulated amortization of amortized intangible assets totaled $3,183 and $3,380, respectively, and the carrying value of indefinite-lived intangible assets totaled $5,984. Future estimated amortization expense of amortizable intangibles is as follows: 2003 -- $775; 2004 -- $762; 2005 -- $762; 2006 -- $762 and 2007 -- $55.

Goodwill and other intangible assets were evaluated for impairment as of January 1, 2002 and October 1, 2002, and no impairment was indicated at either date.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2000.

---------------------------------------------   -------------   ------------   -----------
Year ended December 31,                               2002            2001          2000
---------------------------------------------   -------------   ------------   -----------
Net Income:
  Reported net income                                $28,055         $39,392       $46,866
  Goodwill amortization related to
    equity investments                                    --           1,698         1,698
  Goodwill and trademark amortization                     --           1,684         1,684
  Change in amortization of technical
    assistance agreements                                 --            (564)         (564)
  Tax effect                                              --             (38)          (38)
---------------------------------------------   -------------   ------------   -----------
Adjusted net income                                   $28,055        $42,172       $49,646
---------------------------------------------   -------------   ------------   -----------

Basic earnings per share:
  Reported net income                                   $1.84          $2.58         $3.07
  Goodwill amortization related to
    equity investments                                    --            0.11          0.11
  Goodwill and trademark amortization                     --            0.11          0.11
  Change in amortization of technical
    assistance agreements                                 --           (0.04)        (0.04)
  Tax effect                                              --             --            --
---------------------------------------------   -------------   ------------   -----------
Adjusted basic earnings per share                       $1.84          $2.76         $3.25
---------------------------------------------   -------------   ------------   -----------

Diluted earnings per share:
  Reported net income                                   $1.82          $2.53         $3.01
  Goodwill amortization related to
    equity investments                                    --            0.11          0.11
  Goodwill and trademark amortization                     --            0.11          0.11
  Change in amortization of technical
    assistance agreements                                 --           (0.04)        (0.04)

  Tax effect                                              --             --            --
---------------------------------------------   -------------   ------------   -----------
Adjusted diluted earnings per share                     $1.82          $2.71         $3.19
---------------------------------------------   -------------   ------------   -----------


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

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are recorded at cost. Major improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements.

SELF-INSURANCE RESERVES Self-Insurance reserves reflect the estimated cost for group health and workers' compensation claims not covered by third-party insurance. Workers' compensation accruals are recorded at the estimated ultimate payout amounts based on individual case estimates and estimates of incurred-but-not-reported losses developed from past experience. Group health accruals are based on estimates of incurred-but-not-reported estimates received from a third party administrator of the plan.

STOCK OPTIONS The Company has two stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.



---------------------------------------------------   -------------   -------------   -------------
Year ended December 31,                                     2002            2001           2000
---------------------------------------------------   -------------   -------------   -------------
Net Income:
  Reported net income                                      $28,055         $39,392         $46,866
  Stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                                        1,511           1,277           1,241
---------------------------------------------------   -------------   -------------   -------------
Pro forma net income                                       $26,544         $38,115         $45,625
---------------------------------------------------   -------------   -------------   -------------

Basic earnings per share:
  Reported net income                                       $1.84            $2.58           $3.07
  Stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                                         0.10            0.09            0.08
---------------------------------------------------   -------------   -------------   -------------
Adjusted basic earnings per share                            $1.74           $2.49           $2.99
---------------------------------------------------   -------------   -------------   -------------

Diluted earnings per share:
  Reported net income                                        $1.82           $2.53           $3.01
  Stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                                         0.10            0.08            0.08
---------------------------------------------------   -------------   -------------   -------------
Adjusted diluted earnings per share                          $1.72           $2.45           $2.93
---------------------------------------------------   -------------   -------------   -------------

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

REVENUE RECOGNITION Revenue is recognized when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns and discounts and allowances offered to customers. The Company estimates returns and discounts at the time of sale based on the terms of the agreements and historical experience. The Company continually evaluates the adequacy of these methods used to estimate returns and discounts.

ROYALTIES AND NET TECHNICAL ASSISTANCE Royalties and net technical assistance income are accrued based on the terms of the respective agreements, which typically specify that a percentage of the licensee's sales be paid to the Company monthly, quarterly or semi-annually in exchange for the Company's assistance with manufacturing and engineering and support in functions such as marketing, sales and administration. On January 1, 2002, the Company reduced the useful lives of certain technical assistance agreements to five years based on the implementation of SFAS No. 142.

DERIVATIVES The Company holds derivative financial instruments to hedge certain of its interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting since the hedges are highly effective, and the Company has designated contemporaneously and documented the hedging relationships involving these derivative instruments. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

The Company uses Interest Rate Protection Agreements (Rate Agreements) to manage its exposure to fluctuating interest rates, which effectively convert a portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company also uses commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. The

Company considers its forecasted natural gas requirements in determining the quantity of its natural gas to hedge. The Company combines the forecasts with historical observations to establish the percentage of its forecast eligible to be hedged, typically ranging from 40% to 60% of the anticipated requirements, generally two or more months in the future. In some cases hedges are for requirements as long as two years into the future. The fair values of these instruments are determined from market quotes. The Company's foreign currency exposures arise from occasional transactions denominated in a currency other than the U.S. dollar primarily associated with anticipated purchases of new equipment or net investment in a foreign operation. The fair values of these instruments are determined from market quotes. The Company has not changed its methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

As of December 31, 2002, the Company has Rate Agreements for $100.0 million of its variable rate debt, commodity futures contracts for 0.8 million British Thermal Units (BTUs) of natural gas, and foreign currency forward contracts for
42.3 million euros. The fair value of these derivatives are included on the balance sheet in prepaid expenses for the natural gas futures and accrued liabilities for the Rate Agreements and foreign currency forwards.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas and foreign currency hedges as the counterparts are established financial institutions.

The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts reclassified into earnings related to Rate Agreements are included in interest expense, natural gas futures contracts in natural gas expense included in cost of sales, and foreign currency forward contracts for the purchase of new equipment in capital expenditures and for net investments in foreign operations in other income (expense).

All of the Company's derivatives qualify and are designated as cash flow hedges at December 31, 2002. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during 2002 was not material.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS Nos. 137 and
138. The Company recorded a cumulative transition adjustment to decrease other comprehensive income (loss) by

$1,044 less tax of $371 to recognize the fair value of its derivative instruments at January 1, 2001. During 2001, the Company decreased other comprehensive income (loss) by an additional $5,990 for net changes in the fair value of derivatives less tax of $1,921, which results in accumulated other comprehensive income (loss) related to derivatives at December 31, 2001, of $(7,034) less tax of $2,292, or $(4,742). During 2002, the Company decreased other comprehensive income (loss) by an additional $(790) for net changes in the fair value of derivatives less tax of $297 or $(493). This results in accumulated other comprehensive income (loss) related to derivatives at December 31, 2002, of $(7,824) less tax of $2,589, or $(5,235).

The following table identifies the detail of cash flow hedges in Other Comprehensive income (loss) as of December 31:

----------------------------------------------------------------    ----------    ----------
Year ended December 31,                                                   2002          2001
----------------------------------------------------------------    ----------    ----------
Balance at beginning of year                                           $(4,742)            -
Cumulative effect of adoption of SFAS No. 133 (net of
taxes)
  Rate Agreements                                                            -         $(832)
  Natural Gas                                                                -            51
  Foreign Currency                                                           -           108
----------------------------------------------------------------    ----------    ----------
    Subtotal                                                                 -          (673)
Current year impact of changes in value (net of taxes)
  Rate Agreements                                                       (2,460)      $(2,215)
  Natural Gas                                                            2,174        (1,746)
  Foreign Currency                                                        (207)         (108)
----------------------------------------------------------------    ----------    ----------
    Subtotal                                                              (493)       (4,069)
----------------------------------------------------------------    ----------    ----------
Balance at end of year                                                 $(5,235)      $(4,742)
----------------------------------------------------------------    ----------    ----------


RESEARCH AND DEVELOPMENT Research and development expenses are fully charged to the Consolidated Statements of Income when incurred. Expenses for 2002, 2001 and 2000 respectively were $2,124, $2,394, and $2,263.

FOREIGN CURRENCY TRANSLATION Effective January 1, 2001, the remaining activities of the Company's wholly owned Canadian sales subsidiary are recorded with the U.S. dollar as the functional currency. The 49% investments in Vitrocrisa, S. de R.L. de C.V. and related Mexican companies are accounted for using the equity method with the U.S. dollar as the functional currency. The assets and liabilities of the wholly owned foreign subsidiary, Royal Leerdam (B.V. Koninklijke Nederlandsche Glasfabriek Leerdam), are translated at current exchange rates and any related translation adjustments are recorded directly in shareholders' equity with the euro being the functional currency.

OTHER COMPREHENSIVE INCOME (LOSS) Other comprehensive income (loss) for the Company consisted of foreign currency translation adjustment prior to 2001. In 2001, other comprehensive income (loss) includes fair value changes of derivatives and a net minimum pension liability in connection with pension obligations, net of tax. Disclosure of comprehensive income (loss) is incorporated into the Consolidated Statements of Shareholders' Equity for all years presented. Accumulated other comprehensive loss primarily includes $5,235 and $4,742 for effect of derivatives and $26,647 and $228 for minimum pension liability as of December 31, 2002 and 2001, respectively.

LONG-LIVED ASSETS Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides a single accounting model for long-lived assets which are to be disposed. The adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations or financial position.

TREASURY STOCK Treasury stock purchases are recorded at cost. During 2002, 2001 and 2000, the Company purchased 935,600, 42,000 and 149,400 shares of stock at an average cost of $28.68, $29.26 and $27.13, respectively.

INCOME PER SHARE OF COMMON STOCK The following table sets forth the computation of basic and diluted earnings per share:

--------------------------------------------------   ----------------   --------------   ---------------
Year ended December 31,                                         2002             2001             2000
--------------------------------------------------   ----------------   --------------   ---------------
Numerator for earnings per share -- net
  income that is available to common
  shareholders                                                $28,055          $39,392          $46,866

Denominator for basic earnings per share --
  weighted-average shares outstanding                      15,240,429       15,296,289       15,253,726
Effect of dilutive securities - employee stock
 options and employee stock purchase
 plan (ESPP) in 2002                                          190,693          247,996          293,327
Denominator for diluted earnings per share
 - adjusted weighted-average shares and
 assumed conversions                                       15,431,122       15,544,285       15,547,053

Basic earnings per share                                        $1.84            $2.58            $3.07

Diluted earnings per share                                      $1.82            $2.53            $3.01

--------------------------------------------------   ----------------   --------------   ---------------

NEW ACCOUNTING STANDARDS In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of the liability. The pronouncement becomes effective for fiscal years beginning after December 15, 2002.

In December 2002, the FASB issued a SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement addresses the transition methods for entities that adopt the fair value method of accounting for stock-based employee compensation and also improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), by prescribing a specific tabular format and by requiring disclosure in the Significant Accounting Policies note to the financial statement. In addition, this statement requires disclosures in financial reports for interim periods. The Company adopted the disclosure requirements of SFAS No. 148 in December 2002, the effective date of the Standard.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practices in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value. The Interpretation's initial recognition and initial measurement provisions are applicable on prospective basis to guarantees issues or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for this year's financial statements. Libbey Inc. guarantees the debt of Libbey Glass Inc. and Libbey Glass Inc. guarantees the debt of Libbey Europe B.V. (all related parties which are included in the Consolidated Financial Statements).

3.  ACQUISITIONS
Abandoned Anchor Hocking Acquisition
------------------------------------
In June of 2001, the Company entered into an agreement to acquire the Anchor Hocking operations of Newell Rubbermaid Inc. On June 10, 2002, the Company abandoned its proposed acquisition of the Anchor Hocking business in light of the challenge to the acquisition by the United States Federal Trade Commission
(FTC). As a result, the Company expensed costs of $13,634 in 2002 directly related to the abandoned acquisition. These costs, consisting primarily of professional and financing fees, represent all of the costs incurred in connection with the acquisition and due to the unusual nature of this event have been classified in the Other income (expense) in the 2002 Consolidated Statement of Income.

Traex Acquisition
-----------------
On December 2, 2002, the Company acquired substantially all the assets of the Traex business (Traex) from Menasha Corporation for $16.8 million in cash. Traex manufactures and markets a wide-range of plastic products, including glassware washing and storage racks, trays, dispensers and organizers for the foodservice industry. Traex is located in Dane, Wisconsin. The operating results of Traex have been included in the 2002 Consolidated Statements of Income since the date of acquisition.

Royal Leerdam Acquisition
-------------------------
On December 31, 2002, the Company acquired the stock of Royal Leerdam (B.V. Koninklijke Nederlandsche Glasfabriek Leerdam) for $44.1 million in cash from BSN Glasspack N.V. Royal Leerdam manufactures and markets high-quality glass stemware. Royal Leerdam is located in Leerdam, Netherlands. Since the acquisition was completed on December 31, 2002, there were no operating results included in the Consolidated Statements of Income.

As part of the stock acquisition of Royal Leerdam (B. V. Koninklijke Nederlandsche Glasfabriek Leerdam), the Company obtained an option, for a price of one euro, to put the stock of B.V. Leerdam Crystal (a wholly owned subsidiary of Royal Leerdam) back to BSN Glasspack N.V. Leerdam Crystal manufactures and markets various hand-made crystal items. The option expires on April 1, 2003, and is available to be extended to June 30, 2003.

If the option to put the business back to BSN Glasspack N.V is not exercised and the Company retains the business of B.V. Leerdam Crystal, the Company will assume 1.6 million euros of debt. The debt would be interest free and would be payable in three equal installments due on December 31 of each year beginning in 2003. Since, as of December 31, 2002, the option has not been exercised, the December 31, 2002 Consolidated Balance Sheet only reflects the value of the option of one euro.

The purchase price allocations for the acquisitions have been prepared on a preliminary basis. Reasonable changes are expected as additional information becomes available and the asset valuations are finalized. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisitions:

           --------------------------------------------------    -------------
                                                                         2002
           --------------------------------------------------    -------------
           Current assets (including cash of $382)                    $22,728
           Property, plant and equipment                               38,679
           Intangible assets - amortizable (7.5
             weighted average life)                                       363
           Goodwill & intangible assets (indefinite life)              17,112
           Other assets                                                 1,975
           --------------------------------------------------    -------------
           Total assets acquired                                       80,857
           --------------------------------------------------    -------------
           Less liabilities assumed:
           Current liabilities                                         12,474
           Long-term liabilities                                        5,957
           --------------------------------------------------    -------------
           Total liabilities assumed                                   18,431
           --------------------------------------------------    -------------

           Less acquisition-related costs                               1,549
           --------------------------------------------------    -------------

           --------------------------------------------------    -------------
           Net cash paid to seller                                    $60,877
           --------------------------------------------------    -------------

The pro forma unaudited results of operations for the years ended December 31, 2001 and 2002, assuming the acquisitions had been consummated as of January 1, 2001, are as follows:

------------------------------------------   ------------   -----------
Year ended December 31,                              2002          2001
------------------------------------------   ------------   -----------
  Total revenues                                 $505,216      $490,072
  Net Income                                       30,227        42,072
Net income per share
  Basic                                             $1.98         $2.75
  Diluted                                           $1.96         $2.71
------------------------------------------   ------------   -----------


The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated as of January 1, 2001 or of future operating results.

4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a 49% equity owner in Vitrocrisa, S. de R.L. de C.V. and related Mexican companies (Vitrocrisa), which manufacture, market and sell glass tableware (beverageware, plates, bowls, serveware and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a domestic distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Summarized combined financial information for the Company's investments, accounted for by the equity method, is as follows:

     ------------------------------------------------   ----------   ----------
     December 31,                                            2002         2001
     ------------------------------------------------   ----------   ----------
     Current assets                                        $93,311     $102,599
     Non-current assets                                    115,054      130,295
     ------------------------------------------------   ----------   ----------
        Total assets                                       208,365      232,894
     ------------------------------------------------   ----------   ----------
     Current liabilities                                    78,547       74,924
     Other liabilities and deferred items                  100,063      135,396
     ------------------------------------------------   ----------   ----------
        Total liabilities and deferred items               178,610      210,320
     ------------------------------------------------   ----------   ----------
     Net assets                                            $29,755      $22,574
     ------------------------------------------------   -----------   ---------


    ----------------------------------------------   -----------   ------------   ------------
    Year ended December 31,                                 2002           2001          2000
    ----------------------------------------------   -----------   ------------   ------------
    Net sales                                           $193,152       $199,373      $217,477
      Cost of sales                                      158,801        157,011       154,248
    ----------------------------------------------   -----------   ------------   ------------
    Gross profit                                          34,351         42,362        63,229
       Operating expenses                                 21,108         21,250        22,817
    ----------------------------------------------   -----------   ------------   ------------
    Income from operations                                13,243         21,112        40,412
      Other income (loss)                                  2,872          5,014        (2,420)
    ----------------------------------------------   -----------   ------------   ------------
    Earnings before finance costs and taxes               16,115         26,126        37,992
      Interest expense                                     6,127          7,855        10,296
      Translation gain (loss)                              3,030         (1,780)          289
                                                     -----------   ------------   ------------
    Earnings before income taxes                          13,018         16,491        27,985
      Income taxes                                        (6,928)         7,588        14,788
    ----------------------------------------------   -----------   ------------   ------------
    Net income                                          $ 19,946       $  8,903      $ 13,197
    ----------------------------------------------   -----------   ------------   ------------

The Company reports pretax equity earnings in the consolidated statements of income with related Mexican taxes included in the provision for income taxes. The equity earnings are as follows:

    --------------------------------------   -------------   -------------   ------------
    Year ended December 31,                          2002            2001           2000
    --------------------------------------   -------------   -------------   ------------
    Pretax equity earnings                         $6,379           $6,384        $12,016
    Mexican taxes                                  (3,395)           3,719          7,247
    --------------------------------------   -------------   -------------   ------------
    Net equity earnings                            $9,774           $2,665         $4,769
    --------------------------------------   -------------   -------------   ------------

As required by SFAS No. 142, the Company ceased amortization of goodwill included in its equity investments, effective January 1, 2002. APB 18, "The Equity Method of Accounting for Investments in Common Stock" requires the Company's goodwill associated with equity method investees to be reviewed for impairment. The Company has determined that the goodwill of $60.5 million at December 31, 2002, is not impaired. The difference between total earnings before income taxes in the combined information above and the Company's pretax equity earnings in 2001 and 2000 is $1,698 due to amortization of goodwill related to these investments.

The carrying value of the equity investments is greater than the underlying shareholders' equity of those entities due to the use of purchase accounting at the time of the Company's acquisition of its 49% interest in 1997.


5.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

--------------------------------------   -----------------   ----------------
December 31,                                         2002               2001
--------------------------------------   -----------------   ----------------
Land                                               $15,614            $15,433

Buildings                                           47,578             36,703

Machinery and equipment                            218,375            179,909

Furniture and fixtures                              13,851             14,285

Construction in progress                             5,272              8,149
--------------------------------------   -----------------   ----------------
                                                   300,690            254,479

Less accumulated depreciation                      137,569            126,681
--------------------------------------   -----------------   ----------------
Net property, plant and equipment                 $163,121           $127,798
--------------------------------------   -----------------   ----------------

6.  OTHER ACCRUED LIABILITIES
Other accrued liabilities include accruals for employee medical and workers' compensation self-insurance of $5,652 and $4,694 and various customer incentive programs totaling $12,917 and $9,709 at December 31, 2002 and 2001, respectively.


7.  INCOME TAXES
The provision for income taxes was calculated based on the following components of earnings before income taxes:

------------------------------------------------------------------   --------    --------    -------
Year ended December 31,                                                  2002        2001       2000
------------------------------------------------------------------   --------    --------    -------
United States                                                         $31,202     $51,139    $66,223
Foreign                                                                 5,471       8,093     14,256
------------------------------------------------------------------   --------    --------    -------
Total earnings before tax                                             $36,673     $59,232    $80,479
------------------------------------------------------------------   --------    --------    -------

The provision (credit) for income taxes consists of the following:

------------------------------------------------------------------   --------    --------    -------

Year ended December 31,                                                  2002        2001       2000
------------------------------------------------------------------   --------    --------    -------
Current:
    Federal                                                            $7,146      $7,880    $19,111
    Foreign                                                               740         679      1,925
    State and local                                                       645         560      2,436
------------------------------------------------------------------   --------    --------    -------
Total current tax provision                                             8,531       9,119     23,472
------------------------------------------------------------------   --------    --------    -------
Deferred:
    Federal                                                             3,439       8,228      3,963
    Foreign                                                            (3,854)      3,275      5,703
    State and local                                                       502        (782)       475
------------------------------------------------------------------   --------    --------    -------
Total deferred tax provision                                               87      10,721     10,141
------------------------------------------------------------------   --------    --------    -------
Total:
    Federal                                                            10,585      16,108     23,074
    Foreign                                                            (3,114)      3,954      7,628
    State and local                                                     1,147        (222)     2,911
------------------------------------------------------------------   --------    --------    -------
Total tax provision                                                    $8,618     $19,840    $33,613
------------------------------------------------------------------   --------    --------    -------

Significant components of the Company's deferred tax liabilities and assets are as follows:

December 31,                                                                           2002        2001
--------------------------------------------------------------------------------   --------    --------
Deferred tax liabilities:
    Property, plant and equipment                                                   $24,110     $21,714
    Inventories                                                                       6,151       5,773
    Pension                                                                              --       9,775
    Intangibles and other assets                                                     16,711      18,789
--------------------------------------------------------------------------------   --------    --------
Total deferred tax liabilities                                                       46,972      56,051
--------------------------------------------------------------------------------   --------    --------
Deferred tax assets:
    Accrued nonpension postretirement benefits                                       17,802      18,130
    Other accrued liabilities                                                        13,146      11,512
    Pension                                                                           4,633          --
    Receivables                                                                       2,791       2,203
    Tax credits                                                                       6,176       7,396
--------------------------------------------------------------------------------   --------    --------
Total deferred tax assets                                                            44,548      39,241
--------------------------------------------------------------------------------   --------    --------
Net deferred tax liability before valuation                                           2,424      16,810
    allowance
Valuation allowance                                                                     195         195
--------------------------------------------------------------------------------   --------    --------
Net deferred tax liability                                                           $2,619     $17,005
--------------------------------------------------------------------------------   --------    --------

The net deferred tax liability is included in the consolidated balance sheets as follows:

December 31,                                                                           2002        2001
--------------------------------------------------------------------------------   --------    --------
Noncurrent deferred taxes                                                           $11,780     $23,512
Prepaid expenses and deferred taxes                                                  (9,161)     (6,507)
--------------------------------------------------------------------------------   --------    --------
Net deferred tax liability                                                           $2,619     $17,005
--------------------------------------------------------------------------------   --------    --------

A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

Year ended December 31,                                    2002       2001       2000
------------------------------------------------------   ------     ------     ------
Statutory U.S. federal tax rate                           35.0%      35.0%      35.0%
Increase (decrease) in rate due to:
    Foreign tax differential                             (10.5)       4.2       11.0
    State and local income taxes, net of related
      federal taxes                                        2.0       (0.2)       2.4
    Amortization of goodwill                                --        1.4        1.0
    Federal credits                                       (1.5)      (5.8)      (6.3)
    Other                                                 (1.5)      (1.1)      (1.3)
------------------------------------------------------   ------     ------     ------
Consolidated effective tax rate                           23.5%      33.5%      41.8%
------------------------------------------------------   ------     ------     ------


The lower effective tax rate in 2002 is primarily attributable to lower Mexican tax, the elimination of non-deductible goodwill amortization and an adjustment to estimated U.S. income tax accruals. The reduction in Mexican tax is primarily attributable to deferred tax adjustments and reduced statutory tax rates in Mexico.

Income taxes paid in cash (net of refunds received) amounted to $3,555, $7,632 and $29,288 for the years ended December 31, 2002, 2001 and 2000, respectively.

U.S. deferred income taxes, net of foreign tax credit, were provided on all undistributed earnings of the Company's Mexican and Canadian subsidiaries, as the earnings are not expected to be permanently reinvested in such companies.

Income tax benefits related to employee stock option transactions of $1,821, $1,144 and $594 for the years ended December 31, 2002, 2001 and 2000, respectively, were allocated to shareholders' equity. In addition, income tax benefits related to minimum pension liability of $15,919 and $137 for the years ended December 31, 2002 and 2001, respectively, and income tax benefits related to derivatives of $297 and $2,292 for the years ended December 31, 2002 and 2001 respectively, were allocated to shareholders' equity.

The deferred tax credit consist of the following:

December 31,                                              2002            2001
-----------------------------------------------   ------------   -------------
State tax credits                                       $2,623         $ 2,841
Federal foreign tax credits                              3,152           3,813
Federal research and experimentation credits               401             742
-----------------------------------------------   ------------   -------------
Total deferred tax credits                              $6,176          $7,396
-----------------------------------------------   ------------   -------------


The valuation allowance of $195 recorded at December 31, 2002 and 2001 is related to state tax credits. The state tax credits will expire between 2005 and 2017. The federal foreign tax credits are not available for utilization until earnings are distributed from the non-U.S. subsidiaries. The federal research and experimentation credits represent a receivable for credits that have been earned, but due to federal procedural matters have not been received as of December 31, 2002.

8.  PENSION PLANS AND NONPENSION POSTRETIREMENT BENEFITS
The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, the Company has a supplemental employee retirement plan (SERP) covering certain employees. The 2001 and 2000 pension disclosure information has been restated to include the SERP.

The changes in the projected benefit obligations and fair value of plan assets are as follows:

-----------------------------------------------------------------   ---------    ---------
December 31,                                                             2002         2001
-----------------------------------------------------------------   ---------    ---------
Change in projected benefit obligation:
  Projected benefit obligation, beginning of year                    $190,562     $164,373
  Service cost                                                          4,819        3,969
  Interest cost                                                        14,373       13,199
  Plan amendments                                                       1,445       11,014
  Actuarial loss                                                       12,803        9,967
  Benefits paid                                                       (13,619)     (11,960)
-----------------------------------------------------------------   ---------    ---------
  Projected benefit obligation, end of year                          $210,383     $190,562
-----------------------------------------------------------------   ---------    ---------
Change in fair value of plan assets:
  Fair value of plan assets, beginning of year                       $198,392     $222,648
  Actual return on plan assets                                        (12,016)     (12,296)
  Benefits paid                                                       (13,619)     (11,960)
-----------------------------------------------------------------   ---------    ---------
  Fair value of plan asset, end of year                              $172,757     $198,392
-----------------------------------------------------------------   ---------    ---------
Reconciliation of prepaid (accrued) cost:
  Funded Status of the plans                                         $(37,626)      $7,830
  Unrecognized net loss                                                51,816        2,613
  Unrecognized prior year service cost                                 16,257       16,340
  Estimated accrued Royal Leerdam pension
    cost                                                               (4,601)          --
  Adjustment to recognize additional minimum
    liability                                                         (60,052)        (829)
-----------------------------------------------------------------   ---------    ---------
  (Accrued) prepaid pension benefit cost                             $(34,206)     $25,954
-----------------------------------------------------------------   ---------    ---------

The pension plans are reflected in the consolidated balance sheets as follows:

---------------------------------------------------------  --------    --------
December 31,                                                   2002        2001
---------------------------------------------------------  --------    --------
Pension (liability) asset                                  $(28,655)    $29,506
Other long-term liabilities (SERP liability)                 (5,551)     (3,552)
---------------------------------------------------------  --------    --------
(Accrued) prepaid pension benefit cost                     $(34,206)    $25,954
---------------------------------------------------------  --------    --------


---------------------------------------------------------  --------    --------

December 31,                                                   2002        2001
---------------------------------------------------------  --------    --------
Intangibles (intangible pension asset)                      $17,168        $282
---------------------------------------------------------  --------    --------

The plan amendments in 2001 resulted from additional benefits granted to certain of the Company's unionized workforce in labor negotiations.

The Company recorded an additional minimum pension liability of $59,223 and $829 as of December 31, 2002 and 2001, respectively, representing the amount required to bring the Company's recorded pension liability to equal the excess of the accumulated benefit obligation over fair value of plan assets for the applicable plans. An intangible pension asset of $16,886 and $282 as of December 31, 2002 and 2001, respectively, was recorded to the extent of the plans' unrecognized prior service cost. The difference between the additional minimum pension liability and intangible pension asset was included as a reduction of other comprehensive income of $42,338 less income tax benefit of $15,919, and $365 less income tax benefit of $137 for the years ended December 31, 2002 and 2001, respectively.

The actuarial present value of benefit obligations is based on the following:

--------------------------------------------------   --------   ---------   ---------
Year ended December 31,                                 2002        2001        2000
--------------------------------------------------   --------   ---------   ---------
Discount rate                                           6.75%       7.50%       7.75%
Expected long-term rate of return on assets             9.00%      10.00%      10.00%
Salary growth rate                                      4.00%       5.00%       5.00%
--------------------------------------------------   --------   ---------   ---------


Future benefits are assumed to increase in a manner consistent with past experience. Plan assets primarily include marketable equity securities and government and corporate debt securities.

The components of the net pension credit (including the SERP) are as follows:

----------------------------------------------------   --------    --------    --------
Year ended December 31,                                    2002        2001        2000
----------------------------------------------------   --------    --------    --------
Service cost (benefits earned during the period)        $ 4,819     $ 3,969     $ 3,911
Interest cost on projected benefit obligation            14,373      13,199      12,471
Expected return on plan assets                          (23,158)    (22,669)    (21,245)
Prior service cost amortization                           1,527         536         536
Actuarial gain recognized                                (1,245)     (2,120)     (2,168)
----------------------------------------------------   --------    --------    --------
Net pension credit                                      $(3,684)    $(7,085)    $(6,495)
----------------------------------------------------   --------    --------    --------

In addition to the above plans, U.S. employees are eligible to contribute to a 401(k) plan. The Company matches a portion of these contributions. Contributions were an expense of $2,138, $2,024 and $1,996 in 2002, 2001 and 2000, respectively.

The Company also provides certain retiree health care and life insurance benefits covering substantially all salaried and hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of Company retirees who had retired as of June 18, 1993.

The components of the nonpension postretirement benefit obligation and amounts accrued are as follows:

-----------------------------------------------------------------   --------    --------
December 31,                                                            2002        2001
-----------------------------------------------------------------   --------    --------
Change in accumulated nonpension
postretirement benefit obligation:
  Benefit obligation, beginning of year                              $26,693     $20,855
  Currency loss (gain)                                                    27        (153)
  Service cost                                                           736         590
  Interest cost                                                        2,360       1,911
  Actuarial loss                                                       9,665       4,845
  Benefits paid                                                       (1,934)     (1,355)
-----------------------------------------------------------------   --------    --------
  Benefit obligation, end of year                                    $37,547     $26,693
-----------------------------------------------------------------   --------    --------

Reconciliation of funded status of plans:
    Funded Status                                                   $(37,547)   $(26,693)
    Unrecognized actuarial gain                                         (187)    (10,064)
    Unrecognized prior year service cost                              (9,459)    (11,374)
-----------------------------------------------------------------   --------    --------
    Accrued benefit cost                                            $(47,193)   $(48,131)
-----------------------------------------------------------------   --------    --------

The provision for net nonpension postretirement benefit cost (credit) consists of the following:

--------------------------------------------------------------------   -------    -------    -------
Year ended December 31,                                                   2002       2001       2000
--------------------------------------------------------------------   -------    -------    -------
Service cost (benefits earned during the period)                          $736       $590       $439
Interest cost on nonpension postretirement
benefit obligation                                                       2,360      1,911      1,549
Prior service cost amortization                                         (2,162)    (2,543)    (2,883)
--------------------------------------------------------------------   -------    -------    -------
Net nonpension postretirement benefit cost (credit)                       $934       $(42)     $(895)
--------------------------------------------------------------------   -------    -------    -------


Assumed health care cost inflation is based on an initial rate of 10.0% decreasing to an ultimate rate of 5.0% over 5 years. A 1% increase in these rates would have increased the nonpension postretirement expense by $76 and the benefit obligation by $854. A 1% decrease in these rates would have decreased the net nonpension postretirement expense by $91 and the benefit obligation by $870. The assumed discount rate used in determining the accumulated nonpension postretirement benefit obligation was 6.75% for 2002, 7.5% for 2001 and 7.75% for 2000. The Company continues to fund these nonpension postretirement benefit obligations as claims are incurred.

The Company also provides retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. Related to these plans, approximately $312, $365 and $377 was charged to expense for the years ended December 31, 2002, 2001 and 2000, respectively.


9.  LONG-TERM DEBT
On February 10, 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) among Libbey Glass Inc. and Libbey Europe B.V., as borrowers. This amended the previous Revolving Credit and Swing Line Facility naming Libbey Glass Inc. as borrower. The amendment was primarily for the Company to borrow euros. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the facility fee percentage (Facility Fee Percentage) as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin (Applicable Eurodollar Margin) as defined in the Agreement. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.25% and 0.75%, respectively, at December 31, 2002.

The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Company had $186 million outstanding under the Facility at December 31, 2002, and $143 million outstanding at December 31, 2001. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At December 31, 2002, the Company had $4.7 million in letters of credit outstanding under the Facility.

Libbey Europe B.V. may have euro-denominated borrowings under the Revolving Credit Agreement in an amount not to exceed the Offshore Currency equivalent of $60 million. Offshore Currency Swing Line borrowings are currently limited to $10 million of the $25 million total Swing Line borrowing. Interest is calculated at the Offshore Currency Swing Line rate plus applicable Offshore Currency Swing Line Margin, as defined in the Agreement. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus applicable spread, as defined in the Agreement.

In September 2001, the Company issued a $2.7 million promissory note in connection with the purchase of a warehouse facility. At December 31, 2002, the Company had $2.5 million outstanding on the promissory note.

Annual maturities for all the Company's long-term debt are as follows: 2003 - $0.1 million; 2004 - $0.1 million; 2005 - $186.1 million; 2006 - $0.1 million;
and 2007 - $0.2 million.

The Company has Rate Agreements with respect to $100 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The fixed interest rate for the Company's borrowings related to the Rate Agreements at December 31, 2002, is 5.8% and the total interest rate, including applicable fees, is 6.8%. The average maturity of these Rate Agreements is 2.3 years at December 31, 2002. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.4% at December 31, 2002. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

The Company pays the Commitment Fee Percentage on the total credit provided under the Bank Credit Agreement. No compensating balances are required by the Agreement, which does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations and restricts certain types of business activities and investments.

At December 31, 2002, the carrying value of the Company's variable-rate debt approximates its fair value based on the Company's current incremental borrowing rates and term to the maturity of the Bank Credit Agreement. The fair market value for the Company's Rate Agreements at December 31, 2002, was $(8.8) million. The fair value of the Company's Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

Interest paid in cash amounted to $8,115, $10,785, and $12,001 for the years ended December 31, 2002, 2001 and 2000.


10.  STOCK COMPENSATION
On May 10, 2001 the shareholders approved the 2002 Employee Stock Purchase Plan
(ESPP) which allows employees through payroll withholdings to purchase up to 350,000 shares of common stock at the lower of 85% of the market price at the beginning or the end of the option period. The Libbey Inc. 2002 ESPP started June 1, 2002 and continues through May 31, 2003. The market price of stock at the beginning of the period was $34.60. There have been no shares purchased yet under this plan. Up to 350,000 shares of common stock may currently be purchased under the ESPP.

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

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for employee stock options. The alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions by year:

----------------------------------------   -------    -------    -------
Assumption                                    2002       2001       2000
----------------------------------------   -------    -------    -------
Risk-free interest rates                      3.7%       4.2%       6.0%
Dividend yield                                1.2%       0.9%       0.9%

Volatility                                     .31        .30        .29
----------------------------------------   -------    -------    -------

The weighted average fair value of options granted in 2002, 2001 and 2000 was $9.11, $13.25 and $14.12, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

----------------------------------------   ----------   ----------   ----------
Year ended December 31,                          2002         2001         2000
----------------------------------------   ----------   ----------   ----------
Net income:
      Reported                                $28,055      $39,392      $46,866
      Pro forma                               $26,544      $38,115      $45,625
Earnings per share:
  Basic
     Reported                                   $1.84        $2.58        $3.07
     Pro forma                                  $1.74        $2.49        $2.99
  Diluted
     Reported                                   $1.82        $2.53        $3.01
     Pro forma                                  $1.72        $2.45        $2.93
----------------------------------------   ----------   ----------   ----------

Stock option activity is as follows:

-----------------------   ----------------------   --------------------   ---------------------
                                                       Weighted-Average         Price Range Per
                                Number of Shares        Exercise  Price                  Share
-----------------------   ----------------------   --------------------   ---------------------
January 1, 2000
   Outstanding                         1,507,113                 $20.64           $13.00-$38.44
   Exercisable                         1,196,708                  17.32
   Granted                               175,750                  32.31
   Canceled                                4,190                  30.02
   Exercised                             110,349                  14.53
-----------------------   ----------------------   --------------------   ---------------------
December 31, 2000
   Outstanding                         1,568,324                 $22.35           $13.00-$38.44
   Exercisable                         1,219,882                  19.25
   Granted                               230,450                  30.56
   Canceled                                1,250                  31.94
   Exercised                             167,741                  13.97
-----------------------   ----------------------   --------------------   ---------------------
December 31, 2001
   Outstanding                         1,629,783                 $24.37           $13.00-$38.44
   Exercisable                         1,198,163                  21.75
   Granted                               247,950                  24.11
   Canceled                                  200                  32.31
   Exercised                             230,434                  14.32
-----------------------   ----------------------   --------------------   ---------------------
DECEMBER 31, 2002
   OUTSTANDING                         1,646,799                 $25.73           $13.00-$38.44
   EXERCISABLE                         1,158,489                  24.95
-----------------------   ----------------------   --------------------   ---------------------

The following information is as of December 31, 2002:

                                                                                     Options with an
                                                           Options with an            exercise price
                                                         exercise price of              greater than
                                                          $13.00 per share          $13.00 per share
------------------------------------------------  ------------------------   -----------------------
Options outstanding                                                339,678                 1,307,121

       Weighted-average exercise price                              $13.00                    $29.04

       Remaining contractual life                                      .48                      6.63

Options exercisable                                                339,678                   818,811

       Weighted-average exercise price                              $13.00                    $29.91
------------------------------------------------  ------------------------   -----------------------

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


12.  OPERATING LEASES
Rental expense for all operating leases, primarily for warehouses, was $6,823, $5,235 and $4,705 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rentals under operating leases are as follows:
2003--$4,386; 2004--$3,268; 2005--$2,149; 2006--$1,425; 2007--$1,101; and 2008
and thereafter--$3,025. In 2002, the Company recorded a $1.2 million expense related to the operating lease for the Company's corporate offices.

13.  INDUSTRY SEGMENT INFORMATION
The Company has one reportable segment, tableware products, from which the Company's revenues from external customers are derived. The Company does not have any customer who represents 10% or more of total sales. The Company's operations by geographic areas for 2002, 2001 and 2000 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments. During 2003, the Company will re-evaluate its reportable segment disclosures due to the acquisitions that took place in December 2002.

                            United States            Foreign               Eliminations        Consolidated
-----------------------   ------------------   -------------------  -------------------   -------------------
2002
Net sales:
   Customers                        $387,662               $46,099                                  $433,761
   Intercompany                           --                    --                   --
-----------------------   ------------------   -------------------  -------------------   -------------------
Total                               $387,662               $46,099                   --             $433,761
-----------------------   ------------------   -------------------  -------------------   -------------------
Long-lived assets                   $223,644               $87,119                                  $310,763

2001
Net sales:
   Customers                        $371,865               $47,729                                  $419,594
   Intercompany                           --                    --                   --                   --
-----------------------   ------------------   -------------------  -------------------   -------------------
Total                               $371,865               $47,729                   --             $419,594
-----------------------   ------------------   -------------------  -------------------   -------------------
Long-lived assets                   $172,924               $82,513                                  $255,437

2000
Net sales:
   Customers                        $389,990              $ 51,838                                  $441,828
   Intercompany                          740                    --                 (740)                  --
-----------------------   ------------------   -------------------  -------------------   -------------------
Total                               $390,730               $51,838                $(740)            $441,828
-----------------------   ------------------   -------------------  -------------------   -------------------
Long-lived assets                   $155,328               $82,309                                  $237,637


14.  SUBSEQUENT EVENTS

On February 18, 2003, the Company announced that it commenced a modified Dutch Auction tender offer to purchase up to 1,500,000 shares of its outstanding common stock at a price determined by the Company that is not greater than $26.50 nor less than $23.50 per share.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the years ended December 31, 2002 and 2001:

2002
Dollars in thousands, except                         First                Second                 Third                Fourth
per-share amounts                                   Quarter               Quarter               Quarter              Quarter
-------------------------------------   -------------------   -------------------   -------------------   ------------------
Net sales                                           $98,669              $114,086              $103,607             $117,399


Freight billed to customers                             418                   434                   344                  536

Cost of sales                                        77,016                83,491                74,883               92,175
Gross profit                                         22,071                31,029                29,068               25,760
Earnings before interest and income
  taxes                                               8,058                 9,346                14,142               13,390
Net income                                            3,952                 4,900                10,780                8,423
-------------------------------------   -------------------   -------------------   -------------------   ------------------
Net income per share

   Basic                                              $0.26                 $0.32                 $0.70                $0.57

   Diluted                                            $0.25                 $0.31                 $0.69                $0.56
-------------------------------------   -------------------   -------------------   -------------------   ------------------

2001
Dollars in thousands, except                          First                Second                Third                Fourth
per-share amounts                                   Quarter               Quarter               Quarter              Quarter
-------------------------------------   -------------------   -------------------   -------------------   ------------------
Net sales                                           $92,515              $108,100              $106,896             $112,083

Freight billed to customers                             446                   553                   482                  604

Cost of sales                                        70,289                73,864                76,092               87,010
Gross profit                                         22,672                34,789                31,286               25,677
Earnings before interest and income
  taxes                                               9,905                24,901                22,632               11,154
Net income                                            4,207                14,143                14,057                6,985
-------------------------------------   -------------------   -------------------   -------------------   ------------------
Net income per share

   Basic                                              $0.28                 $0.92                 $0.92                $0.46

   Diluted                                            $0.27                 $0.91                 $0.90                $0.45
-------------------------------------   -------------------   --------------------   ------------------   ------------------

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information with respect to executive officers is set forth herein immediately following Item 4 of Part l. Information with respect to non-officer directors is included in the Proxy Statement in the section entitled "Election of Directors" and such information is incorporated herein by this reference. The section in the Proxy Statement entitled "General Information - Section 16(a) Beneficial Ownership Reporting Compliance" is also incorporated herein by this reference.


      ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Election of Directors," exclusive of the subsection entitled "Board Meetings and Committees of the Board," and "Executive Compensation," exclusive of the subsections entitled "Compensation Committee Report" and "Performance Graph," which are included in the Proxy Statement, are incorporated herein by this reference.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Security Ownership of Certain Beneficial Owners and Management," which is included in the Proxy Statement, is incorporated herein by this reference. Information regarding equity compensation plans is incorporated herein by reference to Item 5 of this report under the caption "Equity Compensation Information" on page 13.

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled "Election of Directors," exclusive of the subsection entitled "Board Meetings and Committees of the Board," and "Executive Compensation," exclusive of the subsections entitled "Compensation Committee Report" and "Performance Graph," which are included in the Proxy Statement, are incorporated herein by this reference.

      ITEM 14. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures: Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-K, the company's principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls: There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV


      ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                          Page
                                                                          ----
Report of Management                                                        25

Report of Independent Auditors                                              26

Consolidated Balance Sheets at December 31, 2002 and 2001                   27

For the years ended December 31, 2002, 2001 and 2000:

       Consolidated Statements of Income                                    29
       Consolidated Statements of Shareholders' Equity                      30
       Consolidated Statements of Cash Flows                                31

Notes to Consolidated Financial Statements                                  32

Selected Quarterly Financial Data (Unaudited)                               61

Financial statement schedule for the years ended December 31, 2002, 2001 and 2000:

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


b) A form 8-K was filed during the fourth quarter, dated October 2, 2002, with respect to the press release announcing earnings expectations for the third and fourth quarters of 2002.

     A form 8-K was filed during the fourth quarter, dated December 2, 2002, with respect to the press release announcing that the Company through a subsidiary acquired substantially all of the assets of the Traex business of Menasha Corporation pursuant to an Asset Purchase Agreement between the Company and Menasha Corporation.

     A form 8-K was filed during the fourth quarter, dated December 10, 2002, with respect to the press release announcing that the Board of Directors authorized the repurchase of up to 2,500,000 shares of the Company's common stock in the open market and negotiated purchases.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIBBEY INC.


                                       by:    /s/   Kenneth G. Wilkes
                                             ------------------------
                                       Kenneth G. Wilkes
                                       Vice President, Chief Financial
                                       Officer and Head-International Operations
Date:    March 27, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

Gary L. Moreau                              Director

Terence P. Stewart                          Director

Richard I. Reynolds                         Director, Executive Vice President,
                                            Chief Operating Officer

John F. Meier                               Chairman of the Board of Directors,
                                            Chief Executive Officer


                                           By:   /s/  Kenneth G. Wilkes
                                              --------------------------------
                                                Kenneth G. Wilkes
                                                Attorney-In-Fact
 /s/  Kenneth G. Wilkes                      Date:  March 27, 2003
--------------------------------
Kenneth G. Wilkes
Vice President, Chief Financial Officer
and Head-International Operations
(Principal Accounting Officer)

Date:    March 27, 2003

                                 CERTIFICATIONS

I, John F. Meier, certify that:

       1.     I have reviewed this annual report on Form 10-K of Libbey Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date    March 27, 2003                By     /s/  John F. Meier
           -----------------------             ------------------------------
                                             John F. Meier,
                                             Chief Executive Officer

I, Kenneth G. Wilkes, certify that:

       1.     I have reviewed this annual report on Form 10-K of Libbey Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date    March 27, 2003              By  /s/  Kenneth G. Wilkes
           ---------------------           -------------------------
                                           Kenneth G. Wilkes,
                                           Vice President, Chief Financial
                                           Officer and Head-International
                                           Operations

INDEX TO FINANCIAL STATEMENT SCHEDULE



                                                                            Page
                                                                            ----
Financial Statement Schedule of Libbey Inc. for the years ended
     December 31, 2002, 2001, and 2000 for Schedule II Valuation
     and Qualifying Accounts (Consolidated)                                  S-1

                                   LIBBEY INC.
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
                  Years ended December 31, 2002, 2001 and 2000
                             (Dollars in thousands)


                                                      Additions
                                                      Charged
                                      Balance at      (Credited) to
                                      Beginning       Costs and       Other       Deductions    Balance at
                                      Of Year         Expenses        (Note 1)    (Note 2)      End of Year
                                      -------------   -------------   ---------   -----------   ------------
Allowances for Losses and
Discounts on Receivables:

    2002                                     $5,962      $2,728           $436         $1,334         $7,792
                                      =============   =========      =========   ============   ============

    2001                                     $6,788        $279             $2         $1,107        $5,962
                                      =============   =========      =========   ============   ===========

    2000                                     $3,869      $3,631           $293         $1,005        $6,788
                                      =============   =========      =========   ============   ===========


(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible and in 2002 amounts established through purchase accounting for acquisition of Traex and Royal Leerdam for Losses and Discounts on Receivables.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
    2.0               --     Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The
                             Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and
                             Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to the
                             Registrant's Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).

    2.1               --     Master Investment Agreement, dated to be effective as of August 15, 1997, entered into by and between Libbey Inc., Libbey Glass Inc., LGA2 Corp., LGA3 Corp., LGA4 Corp., Vitro S.A.,
                             Vitrocrisa Holding, S.A. de C.V., Vitro Corporativo, S.A., Vitrocrisa S.A. de C.V. Crisa
                             Corporation, and WorldCrisa Corporation (filed as Exhibit 2.1 to the Registrant's Current
                             Report on Form 8-K dated August 29, 1997 and incorporated herein by reference).

    2.2               --     Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey
                             Inc. (filed herein).

    2.3               --     Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V.
                             (filed herein).

    3.1               --     Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

    3.2               --     Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
    4.1               --     Restated Certificate of Incorporation of Libbey Inc. (incorporated by reference herein to
                             Exhibit 3.1).

    4.2               --     Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein to Exhibit 3.2).

    4.3               --     Rights Agreement, dated January 5, 1995, between Libbey Inc. and The Bank of New York, which includes the form of Certificate of Designations of the Series A Junior Participating
                             Preferred Stock of Libbey Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, (filed as Exhibit 1 to
                             Registrant's Registration Statement on Form 8-A dated January 20, 1995 and incorporated herein by reference).

    4.4               --     First Amendment to Rights Agreement, dated February 3, 1999, between Libbey Inc. and The Bank of New York (filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.1               --     Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc.
                             and Libbey Glass Inc. (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q
                             for the quarter ended June 30, 1993 and incorporated herein by reference).

   10.2               --     Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among
                             Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  *10.3               --     Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and
                             Libbey Inc. (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the
                             quarter ended June 30, 1993 and incorporated herein by reference).

   10.4               --     Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey
                             Inc. (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
  *10.5               --     Employment Agreements dated as of June 24, 1993 between Libbey Inc. and its then Executive
                             Officers (filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  *10.6               --     Employment Agreement dated as of August 1, 1993 between Libbey Inc. and Kenneth G. Wilkes
                             (filed as an Exhibit 10.6(a) to Registrant's Annual Report on Form 10-K for the year ended
                             December 31, 1993 and incorporated herein by reference).

  *10.7               --     Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

  *10.8               --     Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as Exhibit 10.9 to
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

  *10.9               --     Libbey Inc. Deferred Compensation Plan for Outside Directors (filed as Exhibit 10.11 to
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

 *10.10               --     The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit
                             10.14 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

  10.11               --     Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The
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

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
  10.12               --     Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition
                             Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The
                             Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase
                             Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to the Registrant's Current Report on Form 8-K
                             dated October 10, 1995  and incorporated herein by reference).

  10.13               --     Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The
                             Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and
                             Libbey Canada Inc. amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed as
                             Exhibit 10.19 to the Registrant's Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

 *10.14               --     Employment Agreement dated as of April 1, 1996 between Libbey Inc. and John A. Zarb (filed as
                             Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                             1996 and incorporated herein by reference).

 *10.15               --     The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

 *10.16               --     First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *10.17               --     Employment Agreement dated as of January 1, 1997 between Libbey Inc. and Timothy T. Paige
                             (filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended
                             December 31, 1996 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
  10.18               --     The Second Amended and Restated Credit Agreement dated as of April 23, 1997 to the First
                             Amended and Restated Credit Agreement dated as of July 17, 1995 among Libbey Glass Inc. and
                             Libbey Canada Inc. as Borrowers, the lenders listed therein, The Bank of Nova Scotia, as
                             Canadian Agent, The First National Bank of Chicago, as Syndication Agents, NationsBank, N.A.,
                             as Documentation Agent, The Bank of New York, The Bank of Nova Scotia, Caisse National De
                             Credit Agricole, Fleet Bank, N.A. and Keybank National Association, as Co-Agents and Bankers
                             Trust Company, as Administrative Agent (filed as Exhibit 10.25 to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

  10.19               --     Amended and Restated Distribution Agreement dated to be effective as of August 29, 1997, by and among Vitro S.A., Vitrocrisa, S.A. de C.V., Libbey Inc. and Libbey Glass Inc. whereby
                             Libbey Glass Inc. will distribute certain products (filed as Exhibit 10.26 to Registrant's
                             Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

  10.20               --     Vitrocrisa S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A., Vitrocrisa Holding S.A. de C.V. and Vitrocrisa
                             S.A. de C.V. (filed as Exhibit 10.28 to Registrant's Current Report on Form 8-K /A dated
                             August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 10.21                --     Vitrocrisa Holding S.A. de C.V. Shareholders Agreement dated to be effective as of August
                             29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Vitrocrisa Holding S.A. de C.V.
                             (filed as Exhibit 10.29 to Registrant's Current Report on Form 8-K /A dated August 29, 1997
                             Amendment No. 1 and incorporated herein by reference).

  10.22               --     Amended and Restated Covenant Not to Compete dated to be effective as of August 29, 1997 by and between Libbey Inc. and Vitro S.A. (filed as Exhibit 10.30 to Registrant's Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
  10.23               --     Crisa Libbey S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Crisa Libbey S.A. de C.V. (filed as
                             Exhibit 10.31 to Registrant's Current Report on Form 8-K /A dated August 29, 1997 Amendment
                             No. 1 and incorporated herein by reference).

  10.24               --     Limited Liability Company Agreement of Crisa Industrial, L.L.C. dated to be effective as of
                             August 29, 1997 by and among Crisa Corporation, LGA4 Corp., Vitro S.A. and Libbey Inc. (filed as Exhibit 10.32 to Registrant's Current Report on Form 8-K /A dated August 29, 1997
                             Amendment No. 1 and incorporated herein by reference).

  10.25               --     Management Services Agreement dated to be effective August 29, 1997 by and between Libbey
                             Inc. and Vitrocrisa S. A. de C.V. for services to be provided by one or more subsidiary corporations of Libbey Inc. (filed as Exhibit 10.33 to Registrant's Current Report on Form
                             8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

 *10.26               --     Employment Agreement dated as of September 1, 1997 between Libbey Inc. and Daniel P. Ibele
                             (filed as Exhibit 10.34 to Registrant's Current Report on Form 8-K /A dated August 29, 1997
                             Amendment No. 1 and incorporated herein by reference).

 *10.27               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob A. Bules
                             (filed as Exhibit 10.38 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1998 and incorporated herein by reference).

 *10.28               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Robert A. Dunton
                             (filed as Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1998 and incorporated herein by reference).

 *10.29               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry E. Hartman
                             (filed as Exhibit 10.40 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1998 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
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

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
 *10.38               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Scott M. Sellick
                             (filed as Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1998 and incorporated herein by reference).

 *10.39               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Arthur H. Smith
                             (filed as Exhibit 10.50 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1998 and incorporated herein by reference).

 *10.40               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G.
                             Wilkes (filed as Exhibit 10.51 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.41               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John A. Zarb
                             (filed as Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1998 and incorporated herein by reference).

 *10.42               --     Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne J. Zitkus
                             (filed as Exhibit 10.53 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1998 and incorporated herein by reference).

 *10.43               --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

 *10.44               --     Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Arthur H. Smith (filed as Exhibit 10.50 to Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
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

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
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

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
 *10.59               --     Employment Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger
                             (filed as Exhibit 10.67 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                             September 30, 1999 and incorporated herein by reference).

 *10.60               --     Change of Control Agreement dated as of August 1, 1999 between  Libbey Inc. and Kenneth A.
                             Boerger (filed as Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

 *10.61               --     Form of Non-Qualified Stock Option Agreement between  Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

 *10.62               --     The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Registrant's
                             Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

 *10.63               --     The Libbey Inc. Long-Term Incentive Compensation Plan effective as of January 1, 2001 (filed as Exhibit 10.66 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                             2001 and incorporated herein by reference).

 *10.64               --     Amended and Restated Credit Agreement, dated February 10, 2003, among Libbey Glass Inc. and
                             Libbey Europe B.V., as the borrowers, Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, Bank One, N.A. and Fleet National Bank, as syndication agents and the other lenders party thereto (filed as Exhibit (b) to Registrant's
                             Tender Offer Statement on Schedule TO incorporated herein by reference).

                                 EXHIBIT INDEX

S-K Item
601No.                          Document
-------------------------------------------------------------------------------------------------------------------------
  21                  --     Subsidiaries of the Registrant (filed herewith).

  23                  --     Consent of Independent Auditors (filed herewith).

  24                  --     Power of Attorney (filed herewith).

  99.1                --     Safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (filed herewith).

  99.2                --     Certifications Pursuant Section 1350 of Chapter 63 of Title 18 of the United States Code
                             (filed herewith).

  99.3                --     Certifications Pursuant Section 1350 of Chapter 63 of Title 18 of the United States Code
                             (filed herewith).


* Management Contract or Compensation Plan or Arrangement.