Form 10-Q
period 2003-03-31
LIBBEY INC
filed 2003-05-15
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

|X|             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  |X|    No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value - 13,210,317 shares at May 9, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all wholly owned subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                         Three months ended March 31,
                                                              2003         2002
                                                           ---------     ---------
Revenues:
      Net sales                                            $ 111,903     $  98,669
      Freight billed to customers                                478           418
      Royalties and net technical assistance income              750           799
                                                           ---------     ---------
          Total revenues                                     113,131        99,886

Costs and expenses:
      Cost of sales                                           90,823        77,016
      Selling, general and administrative expenses            16,766        14,254
                                                           ---------     ---------
                                                             107,589        91,270
                                                           ---------     ---------
Income from operations                                         5,542         8,616

Other income (loss):
      Pretax equity earnings (loss)                             (150)         (376)
      Other - net                                                126          (182)
                                                           ---------     ---------
                                                                 (24)         (558)
                                                           ---------     ---------
Earnings before interest and income taxes                      5,518         8,058

Interest expense - net                                        (2,541)       (1,883)
                                                           ---------     ---------

Income before income taxes                                     2,977         6,175
Provision for income taxes                                       976         2,223
                                                           ---------     ---------

Net income                                                 $   2,001     $   3,952
                                                           =========     =========

Net income per share
      Basic                                                $    0.14     $    0.26
                                                           =========     =========
      Diluted                                              $    0.14     $    0.25
                                                           =========     =========

Dividends per share                                        $    0.10     $   0.075
                                                           =========     =========

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     March 31,    December 31,
                                                                       2003           2002
                                                                     ---------    ------------
                                                                    (unaudited)
ASSETS
Current assets:
    Cash                                                             $  5,459       $  1,683
    Accounts receivable:
       Trade, less allowances of $5,451 and $6,310                     49,061         46,308
       Other, less allowances of $1,501 and $1,482                      4,352          3,636
                                                                     --------       --------
                                                                       53,413         49,944

    Inventories
       Finished goods                                                 106,422        100,405
       Work in process                                                  5,800          4,512
       Raw materials                                                    3,390          3,169
       Operating supplies                                                 889          1,548
                                                                     --------       --------
                                                                      116,501        109,634

    Prepaid expenses and deferred taxes                                12,657         13,487
                                                                     --------       --------
Total current assets                                                  188,030        174,748

Other assets:
    Repair parts inventories                                            5,629          5,603
    Intangibles, net of accumulated
       amortization of $3,574 and $3,380                               26,181         26,375
    Deferred software, net of accumulated
       amortization of $11,968 and $11,679                              2,377          2,585
    Other assets                                                        4,927          4,453
    Investments                                                        87,924         87,847
    Goodwill                                                           60,412         59,795
                                                                     --------       --------
                                                                      187,450        186,658

Property, plant and equipment, at cost                                306,338        300,690
    Less accumulated depreciation                                     143,682        137,569
                                                                     --------       --------
    Net property, plant and equipment                                 162,656        163,121
                                                                     --------       --------
Total assets                                                         $538,136       $524,527
                                                                     ========       ========

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                    March 31,     December 31,
                                                                      2003           2002
                                                                   -----------    ------------
                                                                   (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                  $   2,325      $   2,660
    Accounts payable                                                  29,328         31,633
    Salaries and wages                                                12,046         14,670
    Accrued liabilities                                               38,898         39,687
    Income taxes                                                       1,275          5,498
    Long-term debt due within one year                                   115            115
                                                                   ---------      ---------
Total current liabilities                                             83,987         94,263

Long-term debt                                                       248,476        188,403
Deferred taxes                                                        12,044         11,780
Other long-term liabilities                                           13,777         14,015
Pension liability                                                     29,388         28,655
Nonpension postretirement benefits                                    47,459         47,193

Shareholders' equity:
    Common stock, par value $.01 per
       share, 50,000,000 shares authorized,
       18,261,875 shares issued (18,256,277
       shares issued in 2002)                                            183            183
    Capital in excess of par value                                   293,635        293,537
    Treasury stock 5,125,000 shares
       (3,625,000 shares in 2002), at cost                          (140,454)      (102,206)
    Deficit                                                          (18,876)       (19,413)
    Accumulated other comprehensive loss                             (31,483)       (31,883)
                                                                   ---------      ---------
Total shareholders' equity                                           103,005        140,218
                                                                   ---------      ---------
Total liabilities and shareholders' equity                         $ 538,136      $ 524,527
                                                                   =========      =========

                             See accompanying notes

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                        Three months ended March 31,
                                                           2003              2002
                                                        ---------         ---------
Operating activities
    Net income                                          $   2,001         $   3,952
    Adjustments to reconcile net income to
       net cash used in operating
       activities:
          Depreciation                                      6,423             4,452
          Amortization                                        484               494
          Other non-cash charges                              217              (875)
          Net equity (earnings) loss                           (8)              177
          Net change in components of working
             capital and other assets                     (18,220)          (14,861)
                                                        ---------         ---------
Net cash used in operating activities                      (9,103)           (6,661)

Investing activities
    Additions to property, plant and equipment             (4,633)           (4,878)
                                                        ---------         ---------
Net cash used in investing activities                      (4,633)           (4,878)

Financing activities
    Net bank credit facility activity                     (41,872)           10,336
    Payment of financing fees                                (663)               --
    Senior notes                                          100,000                --
    Other net borrowings                                     (365)               73
    Stock options exercised                                    76               432
    Treasury shares purchased                             (38,248)               --
    Dividends                                              (1,463)           (1,150)
                                                        ---------         ---------
Net cash provided by financing activities                  17,465             9,691
                                                        ---------         ---------

    Effect of exchange rate fluctuations on cash               47                --
                                                        ---------         ---------

Increase (decrease) in cash                                 3,776            (1,848)

Cash at beginning of year                                   1,683             3,860
                                                        ---------         ---------

Cash at end of period                                   $   5,459         $   2,012
                                                        =========         =========

                             See accompanying notes

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)

1. LONG-TERM DEBT

On February 10, 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) among Libbey Glass Inc. and Libbey Europe B.V., as borrowers. This amended the previous Revolving Credit and Swing Line Facility that had named Libbey Glass Inc. as borrower. The amendment was primarily for the Company to borrow euros. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Facility Fee Percentage (Facility Fee Percentage) as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin (Applicable Eurodollar Margin) as defined in the Agreement. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.25% and 0.75%, respectively, at March 31, 2003.

Under the Agreement, the Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At March 31, 2003, the Company had $4.7 million in letters of credit outstanding under the Facility.

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

The Company pays a Commitment Fee Percentage on the total credit provided under the Revolving Credit Agreement. No compensating balances are required by the Agreement. The Agreement requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments. The Company was in compliance with the convenants at March 31, 2003.

Libbey Inc. and the subsidiaries of Libbey Glass Inc. guarantee the debt of Libbey Glass Inc., and Libbey Glass Inc. guarantees the debt of Libbey Europe B.V. (all related parties which are included in the Consolidated Financial Statements).

The Company has entered into interest rate protection agreements (Rate Agreements) with respect to $100 million of debt under its Revolving Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Revolving Credit Agreement borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the Company's borrowings related to the Rate Agreements at March 31, 2003 is 5.8% and the total interest rate, including applicable fees, is 6.8%. The average maturity of these Rate Agreements is 2.1 years. The remaining debt under the Revolving Credit Agreement not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.3% at March 31, 2003.

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

On March 31, 2003, the Company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have a fixed interest rate with $25 million at an interest rate of 3.69% due March 31, 2008 and the other $55 million at an interest rate of 5.08% due March 31, 2010. The remaining $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The interest rate at March 31, 2003 on the $20 million debt was 2.34%. The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement. Libbey Inc. and the subsidiaries of Libbey Glass Inc. guarantee the debt of Libbey Glass Inc. secured by these notes.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The Company is a 49% equity owner in Vitrocrisa, S. de R.L. de C.V. and related Mexican companies (Vitrocrisa) which manufacture, market, and sell glass tableware (beverageware, plates, bowls, serveware, and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware, and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Libbey Glass Inc. guaranteed the payment by Vitrocrisa of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Vitrocrisa is a party. The guarantee is limited to 49% of any such obligation of Vitrocrisa, limited to an aggregate amount of $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.

Summarized combined financial information for the Company's investments for 2003 and 2002, accounted for by the equity method, is as follows:

                                                 March 31,  December 31,
                                                    2003        2002
                                                 --------     --------
Current assets                                   $ 83,569     $ 93,311
Non-current assets                                112,673      115,054
                                                 --------     --------
  Total assets                                    196,242      208,365

Current liabilities                                78,178       78,547
Other liabilities and deferred items               88,377      100,063
                                                 --------     --------
     Total liabilities and deferred items         166,555      178,610
                                                 --------     --------
Net assets                                       $ 29,687     $ 29,755
                                                 ========     ========


                                                 Three months ended
                                                      March 31,
                                               ----------------------
                                                 2003          2002
                                               --------      --------
Total Revenues                                 $ 38,287      $ 43,607
  Cost of sales                                  32,999        36,916
                                               --------      --------
Gross profit                                      5,288         6,691
  Operating expenses                              4,856         5,249
                                               --------      --------
Income from operations                              432         1,442
  Other income                                        8            68
                                               --------      --------
Earnings before finance costs and taxes             440         1,510
  Interest expense                                1,394         1,645
  Translation gain (loss)                           647          (487)
                                               --------      --------
Loss before income taxes                           (307)         (622)
  Income taxes                                     (325)         (344)
                                               --------      --------
Net income (loss)                              $     18      $   (278)
                                               ========      ========

3. CASH FLOW INFORMATION

Interest paid in cash aggregated $2,264 and $1,939 for the first three months of 2003 and 2002, respectively. Income taxes paid in cash aggregated $5,169 and $6,344 for the first three months of 2003 and 2002, respectively.

4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Quarter ended March 31,                                  2003               2002
-----------------------                               -----------        -----------
Numerator for basic and diluted
    earnings per share--net income
    which is available to common shareholders         $     2,001        $     3,952
Denominator for basic earnings per
    share--weighted-average shares outstanding         14,469,861         15,343,514
Effect of dilutive securities--
    employee stock options                                129,448            300,620
                                                      -----------        -----------
Denominator for diluted earnings
    per share--adjusted weighted-
    average shares and assumed conversions             14,599,309         15,644,134

Basic earnings per share                              $      0.14        $      0.26
Diluted earnings per share                            $      0.14        $      0.25

5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are net income and adjustments for the change in fair value of derivative instruments.

Total comprehensive income is as follows:

                                                      Three months ended
                                                            March 31,
                                                      -------------------
                                                        2003        2002
                                                      -------     -------
Net income                                            $ 2,001     $ 3,952
Change in fair value of derivative instruments
                                                          398       2,288
                                                      -------     -------
Comprehensive income                                  $ 2,399     $ 6,240
                                                      =======     =======

Accumulated other comprehensive loss primarily includes $4,837 and $5,235 for effect of derivatives and $26,647 and $26,647 for minimum pension liability as of March 31, 2003 and December 31, 2002, respectively.

6. DERIVATIVES

During the first quarter 2003, the Company decreased other comprehensive loss by $638 for net changes in the fair value of derivatives less income tax expense of $240, or $398, which results in accumulated other comprehensive loss related to derivatives at March 31, 2003, of $7,186 less income tax benefit of $2,349, or $4,837. During the first quarter 2002, unrealized net income related to derivatives of $3,667 less income tax expense of $1,379, or net income of $2,288 was included in other comprehensive income, resulting in accumulated other comprehensive loss related to derivatives at March 31, 2002, of $3,367 less income tax benefit of $913, or net loss of $2,454.

As of March 31, 2003, the Company has Interest Rate Protection Agreements for $100.0 million of its variable rate debt and commodity contracts for 0.9 million British Thermal Units (BTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives are included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At March 31, 2002, the Company had Rate Agreements for $100.0 million of its variable rate debt and commodity contracts for 2.0 million BTUs of natural gas.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate and natural gas hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at March 31, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the first quarter of 2003 and 2002 was not material.

7. NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Generally, the provisions of the new statement are effective for transactions occurring after May 15, 2002 or for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. The adoption did not have an impact on the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS NO. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The adoption did not have an impact on the Company.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation will significantly change current practices in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for this year's financial statements. The Company included appropriate disclosure in "Long-Term Debt" and "Investments in Unconsolidated Affiliates" of the Notes to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The Interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods beginning after June 15, 2003. The Company is evaluating the impact of the Interpretation.

8. STOCK OPTIONS

The Company has two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.

Three months ended March 31,                                   2003                 2002
                                                             ------               ------
Net Income:
  Reported net income                                        $2,001               $3,952
                                                             ------               ------

  Stock-based employee compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                         403                  410
                                                             ------               ------
Pro forma net income                                         $1,598               $3,542
                                                             ------               ------

Basic earnings per share:
  Reported net income                                         $0.14                $0.26

  Stock-based employee compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                        0.03                 0.03
                                                             ------               ------
Pro forma basic earnings per share                            $0.11                $0.23
                                                             ------               ------

Diluted earnings per share:
  Reported net income                                         $0.14                $0.25

  Stock-based employee compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                        0.03                 0.03
                                                             ------               ------
Pro forma diluted earnings per share                          $0.11                $0.22
                                                             ------               ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

                                                       Three months ended
                                                           March 31,
                                                   -------------------------
                                                     (dollars in thousands)
                                                   -------------------------
                                                     2003             2002
                                                   --------         --------
Net Sales                                          $111,903         $ 98,669

Gross profit                                         21,558           22,071
As a percent of sales                                 19.3%            22.4%

Income from operations                             $  5,542         $  8,616
As a percent of sales                                  5.0%             8.7%

Earnings before interest and income taxes          $  5,518         $  8,058
As a percent of sales                                  4.9%             8.2%

Net income                                         $  2,001         $  3,952
As a percent of sales                                  1.8%             4.0%

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

For the quarter ended March 31, 2003, sales increased 13.4% to $111.9 million from $98.7 million in the year-ago quarter. The increase in sales was attributable to the inclusion in 2003 of the sales of Royal Leerdam and Traex, both acquired in December 2002. Excluding these acquisitions, sales declined 3.8%, as sales to retail and foodservice customers declined in the low single digits on a percentage basis as compared to the year-ago period. Sales to customers located outside of the United States, increased to $23.6 million from $10.6 million in the year-ago period. This is primarily due to the acquisition of Royal Leerdam. Excluding Royal Leerdam sales, sales outside of the United States increased 4.1% over the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $21.6 million and as a percent of sales was 19.3% in the first quarter of 2003 compared to $22.1 million and as a percent of sales was 22.4% in the first quarter of 2002. Factors contributing to the decline, in addition to lower sales excluding acquisitions, were higher natural gas costs of approximately $1.8 million and additional costs for pension and postretirement medical benefits of $1.3 million, the latter being mainly non-cash items. In addition, higher costs for repairs and maintenance as well as higher warehouse and distribution expenses in the company's glassware operations negatively affected gross profit by $2.0 million. These costs were partially offset by gross profit of the acquisitions completed in December of 2002.

Income from operations was $5.5 million compared to $8.6 million in the first quarter last year and as a percent of sales was 5.0% in the first quarter of 2003 compared to 8.7% in the year-ago quarter. Contributing to this decrease in income from operations was an increase in selling, general and administrative expenses mainly attributable to the acquisitions of Royal Leerdam and Traex.

Earnings before interest and income taxes (EBIT) were $5.5 million compared to $8.1 million in the year-ago quarter. Equity earnings from Vitrocrisa (the company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding,
S. de R.L. de C.V. and related Mexican companies), were a loss of $0.2 million on a pretax basis, slightly better than $0.4 million pretax loss in the first quarter of 2002. A substantial reduction in production activity occurred during the quarter at Vitrocrisa, to control inventory growth and improve cash flow. The reduction relates to furnace rebuild activity and the impact of weak economic conditions on sales demand. This production curtailment was unusually severe and created an under absorption of fixed costs that did not occur in 2002. A portion of the resulting costs related to this volume variance were added to inventory at Vitrocrisa as they are expected to be offset by over absorption of fixed costs by the end of 2003. The impact of this allocation was to increase pretax equity earnings by $1.7 million in the quarter.

Net income was $2.0 million, or 14 cents per diluted share, compared with net income of $4.0 million, or 25 cents per diluted share, in the year-ago period. Interest expense increased $0.7 million as a result of an increase of debt to $250.9 million from $158.4 million in the year-ago period. Debt increased after funding $62.0 million for the acquisitions of Traex and Royal Leerdam in late 2002 and the repurchase of 2,435,600 shares for $65.1 million since the year-ago period. The company's effective tax rate declined to 32.8% from 36.0% in the year-ago period as the result of lower state and local taxes and lower taxes on equity earnings.

CAPITAL RESOURCES AND LIQUIDITY

The company had total debt of $250.9 million at March 31, 2003, compared to $191.2 million at December 31, 2002. This increase in debt is attributable to the repurchase of 1,500,000 million shares for $38.2 million pursuant to the company's modified Dutch Auction tender offer and seasonal increased working capital requirements during the first quarter of 2003. Since mid-1998, the company has repurchased 5,125,000 shares for $140.5 million. Board authorization remains at March 31, 2003 for the purchase of an additional 1,000,000 shares.

During the first quarter of 2003, the company had capital expenditures of $4.6 million compared to $4.9 million in the year-ago period. These expenditures primarily relate to furnace rebuild activity and investments in higher productivity machinery and equipment. The company expects to spend $25 to $30 million for capital expenditures for the year 2003.

The company had additional debt capacity at March 31, 2003, under the Revolving Credit Agreement (Agreement) of $99.9 million. Of Libbey's total outstanding indebtedness, $67.7 million was subject to fluctuating interest rates at March 31, 2003. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.7 million on an annual basis as of March 31, 2003. The Agreement is for a term of three years maturing April 23, 2005, with an option to extend for two additional one-year periods. The company is not aware of any trends, demands, commitments, or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity

On March 31, 2003, the company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an average maturity of 8.4 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement. The company believes that its cash from operations and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risks due to changes in currency values, although the majority of the company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of the company's products or that of Vitrocrisa's compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and impact of those changes on the earnings and cash flow of Vitrocrisa, expressed under accounting principles generally accepted in the United States.

The company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the company's borrowings related to the Rate Agreements at March 31, 2003 is 5.8% and the total interest rate, including applicable fees, is 6.8%. The average maturity of these Rate Agreements is 2.1 years at March 31, 2003. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.6% at March 31, 2003. The company had $67.7 million of debt subject to fluctuating interest rates at March 31, 2003. A change of one percent in such rates would result in a change in interest expense of approximately $0.7 million on an annual basis.

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

In addition to the Rate Agreements, the company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At March 31, 2003, approximately $4.8 million of unrealized net losses were recorded in accumulated other comprehensive loss.

OTHER INFORMATION
This document and supporting schedules contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Such statements only reflect the company's best assessment at this time, and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or similar phrases. Such forward-looking statements involve risks and uncertainty and actual results may differ materially from such statements and undue reliance should not be placed on such statements. Important factors potentially affecting the company's performance include, but are not limited to:

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.


      (b)   Reports on Form 8-K:

            A report under Item 5 was filed dated January 6, 2003, with respect to the announcement that the Company acquired the stock of B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam) from BSN Glasspack.

            A report under Item 5 was filed dated January 10, 2003, with respect to the announcement that the Company will increase its regular quarterly dividend and the Company's financial plan for 2003.

            A report under Item 5 was filed dated February 6, 2003, reporting the diluted earnings per share for the fourth quarter ended December 31, 2002.

            A report under Item 5 was filed dated March 18, 2003, announcing preliminary results of the Company's modified dutch aution tender offer.

                                  EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
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

10.1 Amended and Restated Credit Agreement, dated February 10, 2003, among Libbey Glass Inc. and Libbey Europe B.V., as the borrowers,
            Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, Bank One, N.A. and Fleet
            National Bank, as syndication agents and the other lenders party thereto (filed as

            Exhibit (b) to Registrant's Tender Offer Statement on Schedule TO incorporated herein by reference).

10.2        Note Purchase Agreement, dated March 31, 2003, among Libbey Glass
            Inc. and Purchasers of the notes (filed herein).

10.3 Guaranty Agreement, dated March 31, 2003, among Libbey Glass Inc., and the Purchasers of the notes referenced in 10.2 above (filed herein).

10.4        Subsidiary Guaranty dated as of March 31, 2003, among Libbey Inc.
            and wholly-owned subsidiaries of Libbey Glass Inc. and the Purchasers of the notes referenced in 10.2 above (filed herein).

99.1*       Chief Executive Officer Certification Pursuant To 18 U.S.C. Section
            1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

99.2*       Chief Financial Officer Certification Pursuant To 18 U.S.C. Section
            1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

*Exhibit being "furnished", not filed, and thus not incorporated by reference into any 1933 Act registration statement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LIBBEY INC.


Date   May 15, 2003                      By /s/ Scott M. Sellick
                                            ------------------------------------
                                         Scott M. Sellick,
                                         Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date   May 15, 2003                   By  /s/  John F. Meier
                                                   -----------------------------
                                                   John F. Meier,
                                                   Chief Executive Officer

I, Scott M. Sellick, certify that:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date  May 15, 2003                     By  /s/  Scott M. Sellick
             ----------------                       -------------------------
                                                     Scott M. Sellick,
                                                     Chief Financial Officer