Form 10-Q
period 2003-06-30
LIBBEY INC
filed 2003-08-12
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

         (Mark one)

            (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

             ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12084

                                   Libbey Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    34-1559357
--------                                                    ----------
(State or other                                             (IRS Employer
jurisdiction of                                             Identification No.)
incorporation or
organization)

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

         Common Stock, $.01 par value - 13,571,391 shares at July 31, 2003

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all wholly owned subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                                                  Three months ended June 30,
Revenues:                                                                      2003                          2002
                                                                               ----                          ----
      Net sales                                                              $128,254                      $114,086
      Freight billed to customers                                                 529                           434
      Royalties and net technical assistance income                               640                           738
                                                                ---------------------------------------------------------
          Total revenues                                                      129,423                       115,258

Costs and expenses:
      Cost of sales                                                            99,085                        83,491
      Selling, general and administrative expenses                             17,514                        13,363
                                                                ---------------------------------------------------------
                                                                              116,599                        96,854
                                                                ---------------------------------------------------------
Income from operations                                                         12,824                        18,404

Other income (loss):
      Pretax equity earnings                                                    1,997                         4,546
      Expenses related to abandoned acquisition                                    --                       (13,626)
      Other - net                                                                 210                            22
                                                                ---------------------------------------------------------
                                                                                2,207                        (9,058)
                                                                ---------------------------------------------------------
Earnings before interest and income taxes                                      15,031                         9,346

Interest expense - net                                                          3,611                         2,081
                                                                ---------------------------------------------------------

Income before income taxes                                                     11,420                         7,265
Provision for income taxes                                                      3,510                         2,365
                                                                ---------------------------------------------------------

Net income                                                                   $  7,910                      $  4,900
                                                                =========================================================

Net income per share
      Basic                                                                  $   0.59                      $   0.32
                                                                =========================================================
      Diluted                                                                $   0.59                      $   0.31
                                                                =========================================================

Dividends per share                                                          $   0.10                      $  0.075
                                                                =========================================================

                             See accompanying notes

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                                              Six months ended June 30,
Revenues:                                                                  2003                       2002
                                                                           ----                       ----
      Net sales                                                          $240,157                   $212,755
      Freight billed to customers                                             963                        852
      Royalties and net technical assistance income                         1,390                      1,537
                                                                ----------------------------------------------------
          Total revenues                                                  242,510                    215,144

Costs and expenses:
      Cost of sales                                                       189,864                    160,507
      Selling, general and administrative expenses                         34,280                     27,617
                                                                ----------------------------------------------------
                                                                          224,144                    188,124
                                                                ----------------------------------------------------
Income from operations                                                     18,366                     27,020

Other income (loss):
      Pretax equity earnings                                                1,847                      4,170
      Expenses related to abandoned acquisition                                --                    (13,626)
      Other - net                                                             336                       (160)
                                                                ----------------------------------------------------
                                                                            2,183                     (9,616)
                                                                ----------------------------------------------------
Earnings before interest and income taxes                                  20,549                     17,404

Interest expense - net                                                      6,152                      3,964
                                                                ----------------------------------------------------

Income before income taxes                                                 14,397                     13,440
Provision for income taxes                                                  4,486                      4,588
                                                                ----------------------------------------------------

Net income                                                              $   9,911                   $  8,852
                                                                ====================================================

Net income per share
      Basic                                                             $    0.71                   $   0.58
                                                                ====================================================
      Diluted                                                           $    0.71                   $   0.57
                                                                ====================================================

Dividends per share                                                     $    0.20                   $   0.15
                                                                ====================================================


                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                     June 30,                December 31,
                                                                                      2003                      2002
                                                                                     -----                      ----
                                                                                   unaudited)
ASSETS
Current assets:
    Cash                                                                             $  5,862                 $  1,683
    Accounts receivable:
       Trade, less allowances of $5,802 and $6,310                                     53,000                   46,308
       Other, less allowances of $1,519 and $1,482                                      3,535                    3,636
                                                                       ----------------------------------------------------
                                                                                       56,535                   49,944
    Inventories
       Finished goods                                                                 114,356                  100,405
       Work in process                                                                  4,673                    4,512
       Raw materials                                                                    3,625                    3,169
       Operating supplies                                                                 866                    1,548
                                                                       ----------------------------------------------------
                                                                                      123,520                  109,634

    Prepaid expenses and deferred taxes                                                12,993                   13,487
                                                                       ----------------------------------------------------
Total current assets                                                                  198,910                  174,748

Other assets:
    Repair parts inventories                                                            6,535                    5,603
    Intangibles, net of accumulated amortization of $3,766 and $3,380                  25,989                   26,375
    Deferred software, net of accumulated amortization of $12,258
       and $11,679                                                                      2,384                    2,585
    Other assets                                                                        4,846                    4,453
    Investments                                                                        84,596                   87,847
    Goodwill                                                                           61,228                   59,795
                                                                       ----------------------------------------------------
                                                                                      185,578                  186,658

Property, plant and equipment, at cost                                                312,895                  300,690
    Less accumulated depreciation                                                     149,547                  137,569
                                                                       ----------------------------------------------------
    Net property, plant and equipment                                                 163,348                  163,121
                                                                       ----------------------------------------------------
Total assets                                                                         $547,836                 $524,527
                                                                       ====================================================

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    June 30,                  December 31,
                                                                                     2003                        2002
                                                                                     -----                        ----
                                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                    $  4,808                 $  2,660
    Accounts payable                                                                   32,474                   31,633
    Salaries and wages                                                                 12,972                   14,670
    Accrued liabilities                                                                45,252                   39,687
    Income taxes                                                                        3,980                    5,498
    Long-term debt due within one year                                                    115                      115
                                                                       ----------------------------------------------------
Total current liabilities                                                              99,601                   94,263

    Long-term debt                                                                    231,052                  188,403
    Deferred taxes                                                                     11,077                   11,780
    Other long-term liabilities                                                        12,826                   14,015
    Pension liability                                                                  29,910                   28,655
    Nonpension postretirement benefits                                                 47,633                   47,193
                                                                       ----------------------------------------------------
Total long-term liabilities                                                           332,498                  290,046

                                                                       ----------------------------------------------------
Total liabilities                                                                     432,099                  384,309
                                                                       ----------------------------------------------------

Shareholders' equity:
    Common stock, par value $.01 per share, 50,000,000 shares authorized,
       18,626,955 shares issued (18,256,277 shares
       issued in 2002)                                                                    186                      183
    Capital in excess of par value                                                    299,678                  293,537
    Treasury stock 5,070,564 shares (3,625,000 shares in 2002), at
       cost                                                                          (140,099)                (102,206)
    Deficit                                                                           (12,293)                 (19,413)
    Accumulated other comprehensive loss                                              (31,735)                 (31,883)
                                                                       ----------------------------------------------------
Total shareholders' equity                                                            115,737                   140,218
                                                                       -----------------------------------------------------
Total liabilities and shareholders' equity                                           $547,836                  $524,527
                                                                       =====================================================

                             See accompanying notes

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Six months ended June 30,
                                                                                         2003                    2002
                                                                                        -----                    ----
Operating activities
    Net income                                                                          $9,911                  $8,852
    Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation                                                                  12,766                   8,858
          Amortization                                                                     966                     990
          Other non-cash charges                                                        (3,122)                   (619)
          Net equity earnings                                                           (1,479)                 (2,679)
          Net change in components of working capital and other assets                 (12,685)                   (790)
                                                                        ---------------------------------------------------
Net cash provided by operating activities                                                6,357                  14,612

Investing activities
    Additions to property, plant and equipment                                         (10,716)                 (8,151)
    Dividends received from equity investments                                           4,900                   4,659
    Other                                                                                  897                      --
                                                                        ---------------------------------------------------
Net cash used in investing activities                                                   (4,919)                 (3,492)

Financing activities
    Net bank credit facility activity                                                  (61,872)                (11,000)
    Payment of financing fees                                                             (663)                   (815)
    Senior notes                                                                       100,000                      --
    Other net borrowings                                                                 2,088                    (876)
    Stock options exercised                                                              4,841                   2,358
    Treasury shares purchased                                                          (38,888)                     --
    Dividends                                                                           (2,788)                 (2,307)
                                                                        ---------------------------------------------------
Net cash provided by (used in) financing activities                                      2,718                 (12,640)
                                                                        ---------------------------------------------------
Effect of exchange rate fluctuations on cash                                                23                      --
                                                                        ---------------------------------------------------

Increase (decrease) in cash                                                              4,179                  (1,520)

Cash at beginning of year                                                                1,683                   3,860
                                                                        ---------------------------------------------------

Cash at end of period                                                                   $5,862                  $2,340
                                                                        ===================================================

                             See accompanying notes

                                 LIBBEY INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except share data
                            and per-share amounts
                                 (unaudited)


1.   LONG-TERM DEBT
On February 10, 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) among Libbey Glass Inc. and Libbey Europe B.V., as borrowers. This amended the previous Revolving Credit and Swing Line Facility that had named Libbey Glass Inc. as borrower. The amendment was primarily for the Company to borrow euros. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Facility Fee Percentage (Facility Fee Percentage) as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin (Applicable Eurodollar Margin) as defined in the Agreement. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.375% and 1.375%, respectively, at June 30, 2003.

Under the Agreement, the Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Revolving Credit and Swing Line Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At June 30, 2003, the Company had $5.4 million in letters of credit outstanding under the Facility.

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

The Company pays a Commitment Fee Percentage on the total credit provided under the Revolving Credit Agreement. No compensating balances are required by the Agreement. The Agreement requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments. The Company was in compliance with the covenants at June 30, 2003.

Libbey Inc. and the subsidiaries of Libbey Glass Inc. guarantee the debt of Libbey Glass Inc., and Libbey Glass Inc. guarantees the debt of Libbey Europe B.V. (all related parties which are included in the Consolidated Financial Statements).

The Company has entered into interest rate protection agreements (Rate Agreements) with respect to $100 million of debt under its Revolving Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Revolving Credit Agreement borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the Company's borrowings related to the Rate Agreements at June 30, 2003 is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.8 years. The remaining debt under the Revolving Credit Agreement not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.8% at June 30, 2003.

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

On March 31, 2003, the Company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have a fixed interest rate with $25 million at an interest rate of 3.69% due March 31, 2008 and the other $55 million at an interest rate of 5.08% due March 31, 2013. The remaining $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The interest rate at June 30, 2003 on the $20 million debt was 2.15%. The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement. Libbey Inc. and the subsidiaries of Libbey Glass Inc. guarantee the debt of Libbey Glass Inc. associated with these notes.


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

Libbey Glass Inc. guarantees the payment by Vitrocrisa of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Vitrocrisa is a party. The guarantee is limited to 49% of any such obligation of Vitrocrisa, limited to an aggregate amount of $5.0 million. The guarantee was entered into in

October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.

Summarized combined financial information for the Company's investments for 2003 and 2002, accounted for by the equity method, is as follows:

                                                                         June 30,        December 31,
                                                                           2003              2002
                                                                           ----              ----
Current assets                                                           $75,565            $ 93,311
Non-current assets                                                       111,076             115,054
                                                             ---------------------------------------------
  Total assets                                                           186,641             208,365

Current liabilities                                                       74,440              78,547
Other liabilities and deferred items                                      89,624             100,063
                                                             ---------------------------------------------
     Total liabilities and deferred items                                164,064             178,610
                                                             ---------------------------------------------
Net assets                                                               $22,577            $ 29,755
                                                             =============================================

                                                                         Three months ended
                                                                              June 30,
                                                           -------------------------------------------
                                                                       2003               2002
                                                                       ----               ----
Total revenues                                                        $48,260             $53,801
  Cost of sales                                                        35,930              39,781
                                                           -------------------------------------------
Gross profit                                                           12,330              14,020
  General expenses                                                      5,963               5,682
                                                           -------------------------------------------
Income from operations                                                  6,367               8,338
  Other (loss)                                                           (216)               (164)
                                                           -------------------------------------------
Earnings before finance costs and income taxes                          6,151               8,174
  Interest expense                                                      1,349               1,312
  Translation (loss) gain                                                (727)              2,271
                                                           -------------------------------------------
Income before income taxes                                              4,075               9,133
  Provision for income taxes                                            1,075               3,387
                                                           ------------------------------------------
Net income                                                            $ 3,000             $ 5,746
                                                           ===========================================


                                                                       Six months ended
                                                                           June 30,
                                                           -------------------------------------------
                                                                       2003                 2002
                                                                       ----                 ----
Total Revenues                                                       $ 86,547            $ 97,407
  Cost of sales                                                        68,929              76,697
                                                           -------------------------------------------
Gross profit                                                           17,618              20,710
  General expenses                                                     10,819              10,930
                                                           -------------------------------------------
Income from operations                                                  6,799               9,780
  Other (loss)                                                           (208)                (96)
                                                           -------------------------------------------
Earnings before finance costs and income taxes                          6,591               9,684
  Interest expense                                                      2,743               2,958
  Translation (loss) gain                                                 (80)              1,784
                                                           -------------------------------------------
Income before income taxes                                              3,768               8,510
    Provision for income taxes                                            751               3,043
                                                           -------------------------------------------
Net income                                                            $ 3,017            $  5,467
                                                           ===========================================

3.   CASH FLOW INFORMATION
Interest paid in cash aggregated $4,718 and $4,145 for the first six months of 2003 and 2002, respectively. Income taxes paid in cash aggregated $5,288 and $8,071 for the first six months of 2003 and 2002, respectively.


4.   NET INCOME PER SHARE OF COMMON STOCK
Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:


Quarter ended June 30,                                                         2003                     2002
--------------------------------------------------------------                 ----                     ----
Numerator for basic and diluted earnings per share--net
    income which is available to common shareholders                        $ 7,910                  $ 4,900
Denominator for basic earnings per share--weighted-average
    shares outstanding                                                   13,307,325               15,417,381
Effect of dilutive securities--employee stock options
    and Employee Stock Purchase Plan (ESPP)                                  11,064                  276,952
                                                               ---------------------    ---------------------
Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                      13,318,389               15,694,333

Basic earnings per share                                                     $ 0.59                   $ 0.32
Diluted earnings per share                                                   $ 0.59                   $ 0.31


Six Months ended June 30,                                                      2003                     2002
--------------------------------------------------------------                 ----                     ----
Numerator for basic and diluted earnings per share--net
    income which is available to common shareholders                        $ 9,911                  $ 8,852
Denominator for basic earnings per share--weighted-average
    shares outstanding
                                                                         13,883,030               15,380,651
Effect of dilutive securities--Employee stock options
    and ESPP                                                                 16,325                  265,781
                                                               ---------------------    ---------------------
Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                      13,899,355               15,646,432

Basic earnings per share                                                     $ 0.71                   $ 0.58
Diluted earnings per share                                                   $ 0.71                   $ 0.57


5. COMPREHENSIVE INCOME
The Company's components of comprehensive income are as follows:

                                                                                     Three months ended
                                                                                          June 30,
                                                                       ---------------------------------------------
                                                                                    2003                   2002
                                                                                    ----                   ----
Net income                                                                        $ 7,910                $ 4,900
Change in fair value of derivative instruments                                       (253)                (1,382)
                                                                       ---------------------------------------------
Comprehensive income                                                              $ 7,657                $ 3,518
                                                                       =============================================

                                                                                      Six months ended
                                                                                          June 30,
                                                                       ---------------------------------------------
                                                                                    2003                   2002
                                                                                    ----                   ----
Net income                                                                        $ 9,911                $ 8,852
Change in fair value of derivative instruments                                        145                    906
Effect of exchange rate fluctuation                                                     3                     --
                                                                       ---------------------------------------------
Comprehensive income                                                              $10,059                $ 9,758
                                                                       =============================================

Accumulated other comprehensive loss primarily includes $5,090 and $5,235 for effect of derivatives and $26,647 and $26,647 for minimum pension liability as of June 30, 2003 and December 31, 2002, respectively.

6. DERIVATIVES
The change in other comprehensive income (loss) for the Company is as follows:

                                                                                     Three months ended
                                                                                          June 30,
                                                                       ---------------------------------------------
                                                                                    2003                   2002
                                                                                    ----                   ----
Change in fair value of derivative instruments                                     $(405)               $(2,215)
Less:
  Income tax benefit                                                                 152                    833
                                                                       ---------------------------------------------
Other comprehensive loss related to derivatives                                    $(253)               $(1,382)
                                                                       =============================================


                                                                       ---------------------------------------------
                                                                                      Six months ended
                                                                                          June 30,
                                                                       ---------------------------------------------
                                                                                    2003                   2002
                                                                                    ----                   ----
Change in fair value of derivative instruments                                       $233                 $1,452
Less:
  Income tax expense                                                                  (88)                  (546)
                                                                       ---------------------------------------------
Other comprehensive income related to derivatives                                    $145                 $  906
                                                                       =============================================

As of June 30, 2003, the Company has Interest Rate Protection Agreements for $100.0 million of its variable rate debt and commodity contracts for 2.0 million British Thermal Units (BTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives are included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At June 30, 2002, the Company had Rate Agreements for $100.0 million of its variable rate debt and commodity contracts for 1.9 million BTUs of natural gas.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate and natural gas hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at June 30, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the second quarter of 2003 and 2002 was not material.


7. NEW ACCOUNTING STANDARDS
In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The Interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003 and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003 for fiscal periods beginning after June 15, 2003. This standard has no impact on the Company's financial statements for the second quarter of 2003.


In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments. The statement is effective for all contracts entered into or modified after June 30, 2003. This standard has no impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying obligations to transfer assets or issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This standard has no impact on the Company's financial statements.

8.  STOCK OPTIONS
The Company has two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following disclosures are in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148).

--------------------------------------------------------------------------------------------------------


Three months ended June 30,                                                   2003                 2002
--------------------------------------------------------------------------------------------------------
Net Income:
  Reported net income                                                       $7,910               $4,900
  Stock-based employee compensation expense determined under fair value based method for all awards, net of
    related tax effects                                                        419                  433
--------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $7,491               $4,467
--------------------------------------------------------------------------------------------------------

Basic earnings per share:
  Reported net income                                                        $0.59                $0.32
  Stock-based employee compensation  expense determined
    under fair value based method for all awards,
    net of related tax effects                                                0.03                 0.03
--------------------------------------------------------------------------------------------------------
Pro forma basic earnings per share                                           $0.56                $0.29
--------------------------------------------------------------------------------------------------------

Diluted earnings per share:
  Reported net income                                                        $0.59                $0.31
  Stock-based employee compensation expense determined
    under fair value based method for all awards,
    net of related tax effects                                                0.03                 0.03
--------------------------------------------------------------------------------------------------------
Pro forma diluted earnings per share                                         $0.56                $0.28
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

Six months ended June 30,                                                     2003                 2002
--------------------------------------------------------------------------------------------------------
Net Income:
  Reported net income                                                       $9,911               $8,852
  Stock-based employee compensation expense determined under fair value based method for all awards, net of
    related tax effects                                                        822                  843
--------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $9,089               $8,009
--------------------------------------------------------------------------------------------------------

Basic earnings per share:
  Reported net income                                                        $0.71                $0.58
  Stock-based employee compensation expense determined under fair value based method for all awards, net of
    related tax effects                                                       0.06                 0.06
--------------------------------------------------------------------------------------------------------
Pro forma basic earnings per share                                           $0.65                $0.52
--------------------------------------------------------------------------------------------------------

Diluted earnings per share:
  Reported net income                                                        $0.71                $0.57
  Stock-based employee compensation expense determined
    under fair value based method for all awards,
    net of related tax effects                                                0.06                 0.06
--------------------------------------------------------------------------------------------------------
Pro forma diluted earnings per share                                         $0.65                $0.51
--------------------------------------------------------------------------------------------------------


9. ACQUISITIONS

Traex Acquisition
On December 2, 2002, the Company acquired substantially all the assets of the Traex business (Traex) from Menasha Corporation for $16.8 million in cash. Traex manufactures and markets a wide-range of plastic products, including glassware washing and storage racks, trays, dispensers and organizers for the foodservice industry. Traex is located in Dane, Wisconsin. The operating results of Traex have been included since the date of acquisition.

Royal Leerdam Acquisition
On December 31, 2002, the Company acquired the stock of Royal Leerdam (B.V. Koninklijke Nederlandsche Glasfabriek Leerdam) for $44.1 million in cash from BSN Glasspack N.V. Royal Leerdam manufactures and markets high-quality glass stemware. Royal Leerdam is located in Leerdam,

Netherlands. The operating results of Royal Leerdam have been included since the date of acquisition.

As part of the stock acquisition of Royal Leerdam (B. V. Koninklijke Nederlandsche Glasfabriek Leerdam), the Company obtained an option, for a price of one euro, to put the stock of B.V. Leerdam Crystal (a wholly owned subsidiary of Royal Leerdam) back to BSN Glasspack N.V. Leerdam Crystal manufactures and markets various hand-made crystal items. A letter to exercise the option was sent to BSN Glasspack N.V. during the second quarter of 2003.

There have been no changes in the purchase price allocations since the date of the acquisitions. However, the Company expects reasonable changes as additional information becomes available.

The following unaudited pro forma results of operations assume the acquisitions occurred as of January 1, 2002 (in thousands except per-share amounts):

Three Months ended June 30,                                        2002
                                                                   ----
--------------------------------------------------------------------------------
    Total revenues                                              $131,089
    Net income                                                    $5,766
--------------------------------------------------------------------------------
Net income per share:
    Basic                                                          $0.37
    Diluted                                                        $0.37


Six Months ended June 30,                                          2002
                                                                   ----
--------------------------------------------------------------------------------
    Total revenues                                              $244,004
    Net income                                                    $9,985
--------------------------------------------------------------------------------
Net income per share:
    Basic                                                          $0.65
    Diluted                                                        $0.64

The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisitions been consummated as of January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

                                                                                 Three months ended
                                                                                     June 30,
                                                                      ---------------------------------------
                                                                              (dollars in thousands)
                                                                              ----------------------
                                                                            2003                     2002
                                                                            ----                     ----
Net Sales                                                                $128,254                $ 114,086

Gross profit                                                               29,698                   31,029
As a percent of sales                                                       23.2%                    27.2%

Income from operations                                                   $ 12,824                 $ 18,404
As a percent of sales                                                       10.0%                    16.1%

Earnings before interest and income taxes                                $ 15,031                  $ 9,346
As a percent of sales                                                       11.7%                     8.2%

Net income                                                                $ 7,910                  $ 4,900
As a percent of sales                                                        6.2%                     4.3%


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

For the quarter ended June 30, 2003, sales increased 12.4% to $128.3 million from $114.1 million in the year-ago quarter. The increase in sales was attributable to the sales of Royal Leerdam and Traex, both acquired in December 2002. Excluding these acquisitions, sales declined 4.9%, as sales to retail and industrial customers were lower than the year-ago period. Glassware sales to foodservice customers were up in the low single digits on a percentage basis. Sales to customers located outside of the United States, increased to $27.8 million from $11.6 million in the year-ago period. This is primarily due to the acquisitions. Excluding Royal Leerdam and Traex sales, sales to customers outside of the United States increased 3.3% over the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $29.7 million and as a percent of sales was 23.2% in the second quarter of 2003 compared to $31.0 million and 27.2% in the second quarter of 2002. Factors contributing to the decline, in addition to lower sales excluding acquisitions, were higher natural gas costs of approximately $2 million, higher other factory operating costs in the company's glassware operations totaling approximately $0.8 million and additional costs (mostly non-cash) for pension and postretirement medical benefits of almost $1 million.

Income from operations was $12.8 million compared to $18.4 million in the second quarter last year and as a percent of sales was 10.0% in the second quarter of 2003 compared to 16.1% in the year-ago quarter. Contributing to this decrease in income from operations was an increase in selling, general and administrative expenses mainly attributable to the acquisitions of Royal Leerdam and Traex.

Earnings before interest and income taxes (EBIT) were $15.0 million compared to $9.3 million in the year-ago quarter. The prior year period included $13.6 million of expenses related to an abandoned acquisition. Equity earnings from Vitrocrisa (the company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies) were $2.0 million on a pretax basis, compared to $4.5 million in the second quarter of 2002. The decline in equity earnings is primarily the result of the impact of a weaker peso exchange rate on sales, lower sales activity and higher natural gas costs than the prior year period. In the year ago period, equity earnings benefited from a 10% decline in the Mexican peso creating a translation gain, as compared to the second quarter of 2003, when the peso appreciated, resulting in a translation loss.

Net income was $7.9 million, or 59 cents per diluted share, compared with net income of $4.9 million, or 31 cents per diluted share, in the year-ago period. Last year's net income included expenses associated with an abandoned acquisition. These expenses total $13.6 million, less tax effect of $4.9 million, or an after tax impact of $8.7 million or 56 per diluted share, as detailed in the following table, "Reconciliation of Non-GAAP Measures." Interest expense increased $1.5 million as a result of an increase of debt to $236.0 million from $136.2 million in the year-ago period. Debt increased after funding $62.0 million for the acquisitions of Traex and Royal Leerdam in late 2002 and the repurchase of 2,435,600 shares for $65.7 million since the year-ago period. The company's effective tax rate declined to 30.7% from 32.6% in the year-ago period as the result of lower state and local taxes and lower taxes on equity earnings.

                       RECONCILIATION OF NON-GAAP MEASURES
                (dollars in thousands, except per-share amounts)
                           Three months ended June 30,

                                                                         2003                     2002
                                                                         ----                     ----
Reported net income                                                    $ 7,910                  $ 4,900
Expenses associated with abandoned acquisition                              --                   13,626
Less tax effect                                                             --                    4,905
-------------------------------------------------------------------------------------------------------------
Net income excluding expenses associated with abandoned                $ 7,910                  $13,621
     acquisition
=============================================================================================================
Basic earnings per share:
Reported net income                                                      $0.59                    $0.32
Expenses associated with abandoned acquisition, net of
     related tax effects                                                    --                     0.56
-------------------------------------------------------------------------------------------------------------
Net income per share excluding expenses associated with                  $0.59                    $0.88
     abandoned acquisition
=============================================================================================================
Diluted earnings per share:
Reported net income                                                      $0.59                    $0.31
Expenses associated with abandoned acquisition, net of
     related tax effects                                                    --                     0.56
-------------------------------------------------------------------------------------------------------------
Net income per diluted share excluding expenses associated               $0.59                    $0.87
     with abandoned acquisition
=============================================================================================================

RESULTS OF OPERATIONS - SIX MONTHS 2003 COMPARED WITH SIX MONTHS 2002

                                                                              Six months ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                           (dollars in thousands)
                                                                           ----------------------
                                                                           2003                     2002
                                                                           ----                     ----
Net Sales                                                               $240,157                $ 212,755

Gross profit                                                              51,256                   53,100
As a percent of sales                                                      21.3%                    25.0%

Income from operations                                                  $ 18,366                 $ 27,020
As a percent of sales                                                       7.6%                    12.7%

Earnings before interest and income taxes                               $ 20,549                 $ 17,404
As a percent of sales                                                       8.6%                     8.2%

Net income                                                               $ 9,911                  $ 8,852
As a percent of sales                                                       4.1%                     4.2%


For the six months ended June 30, 2003, sales increased 12.9% to $240.2 million from $212.8 million in the year-ago quarter. The increase in sales was attributable to the sales of Royal Leerdam and Traex acquisitions. Excluding these acquisitions, sales declined 4.4%, as sales declined in all channels of distribution. Sales to customers located outside of the United States, increased to $51.4 million from $22.2 million in the year-ago period. This is primarily due to the acquisitions. Excluding Royal Leerdam and Traex sales, sales to customers outside of the United States remained flat compared to the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $51.3 million and as a percent of sales was 21.3% for the first six months of 2003 compared to $53.1 million and as a percent of sales was 25.0% compared to the first six months of 2002. Factors contributing to the decline, in addition to lower sales excluding acquisitions, were higher natural gas costs of $4.0 million (almost entirely the result of higher price) and additional costs (mostly non-cash) for pension and postretirement medical benefits of almost $2.1 million.

Income from operations was $18.4 million compared to $27.0 million in the first six months of 2002 and as a percent of sales was 7.6% in the first six months of 2003 compared to 12.7% in the prior year period. Contributing to this decrease in income from operations was an increase in selling, general and administrative expenses of $6.7 million mainly attributable to the acquisitions of Royal Leerdam and Traex.

Earnings before interest and income taxes (EBIT) were $20.5 million compared to $17.4 million in the year-ago period. The prior period included $13.6 million of expenses related to an abandoned acquisition.

Equity earnings from Vitrocrisa (the company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies), were $1.8 million on a pretax basis, compared to $4.2 million in the first six months of 2002. The decline in equity earnings is primarily the result of the impact of a weaker peso exchange rate on sales, lower sales activity and higher natural gas costs than the prior year period. In the year ago period, equity earnings benefited from a decline in the Mexican peso creating a translation gain, as compared to the first six months of 2003, when the peso appreciated, resulting in a translation loss.


Net income was $9.9 million, or 71 cents per diluted share, compared with net income of $8.9 million, or 57 cents per diluted share, in the year-ago period. Last year's net income included expenses associated with an abandoned acquisition. These expenses totaled $13.6 million, less a tax effect of $4.9 million, or an after tax impact of $8.7 million or 56 cents per diluted share, as detailed in the following table, "Reconciliation of Non-GAAP Measures." Interest expense was $2.2 million higher than the year-ago period primarily as a result of increased debt after funding $62.0 million for the acquisitions of Traex and Royal Leerdam in late 2002 and the repurchase of 2,435,600 shares for $65.7 million since the year-ago period. The company's effective tax rate declined to 31.2% in the first six months of 2003 compared to 34.1% in the year-ago period as a result of lower state and local taxes and lower taxes on equity earnings.

                       RECONCILIATION OF NON-GAAP MEASURES
                (dollars in thousands, except per-share amounts)

                                                                          Six months ended June 30,
                                                                         2003                    2002
                                                                         ----                    ----
Reported net income                                                    $ 9,911                  $ 8,852
Expenses associated with abandoned acquisition                              --                   13,626
Less tax effect                                                             --                    4,905
Net income excluding expenses associated with abandoned
      acquisition                                                      $ 9,911                  $17,573
==============================================================================================================
Basic earnings per share:
Reported net income                                                      $0.71                    $0.58
Expenses associated with abandoned acquisition, net of
      related tax effects                                                   --                     0.56
--------------------------------------------------------------------------------------------------------------
Net income per share excluding expenses associated with                  $0.71                    $1.14
      abandoned acquisition
==============================================================================================================
Diluted earnings per share:
Reported net income                                                      $0.71                    $0.57
Expenses associated with abandoned acquisition, net of
      related tax effects                                                   --                     0.56
-------------------------------------------------------------------------------------------------------------
Net income per diluted share excluding expenses associated               $0.71                    $1.13
      with abandoned acquisition
=============================================================================================================


CAPITAL RESOURCES AND LIQUIDITY

The company had total debt of $236.0 million at June 30, 2003, compared to $191.2 million at December 31, 2002. This increase in debt is attributable to the repurchase of 1,500,000 shares for $38.9 million pursuant to the company's modified Dutch Auction tender offer and seasonal increased working capital requirements during the first six months of 2003. Since mid-1998, the company has repurchased 5,125,000 shares for $140.7 million. Board authorization remains at June 30, 2003 for the purchase of an additional 1,000,000 shares.

During the first six months of 2003, the company had capital expenditures of $10.7 million compared to $8.2 million in the year-ago period. These expenditures primarily relate to furnace and machine rebuild activity and investments in higher productivity machinery and equipment. The company expects to spend $25 to $30 million for capital expenditures for the year 2003.

The company had additional debt capacity at June 30, 2003, under the Revolving Credit Agreement (Agreement) of $115.9 million. Of Libbey's total outstanding indebtedness, $53.5 million was subject to fluctuating interest rates at June 30, 2003. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.5 million on an annual basis as of June 30, 2003. The Agreement is for a term of three years maturing April 23, 2005, with an option to extend for two additional one-year periods. The company is not aware of any trends, demands, commitments, or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity.

On March 31, 2003, the company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an initial average maturity of 8.4 years and a remaining average maturity of 8.2 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement. The company believes that its cash from operations and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement.


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

The company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the company's borrowings related to the Rate Agreements at June 30, 2003 is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.8 years at June 30, 2003. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.4% at June 30, 2003. The company had $53.5 million of total debt subject to fluctuating interest rates at June 30, 2003. A change of one percent in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis.

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

In addition to the Rate Agreements, the company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At June 30, 2003, approximately $5.1 million of unrealized net losses were recorded in accumulated other comprehensive loss.



OTHER INFORMATION
This document and supporting schedules contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Such statements only reflect the company's best assessment at this time, and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or similar phrases. Such forward-looking statements involve risks and uncertainty and actual results may differ materially from such statements and undue reliance should not be placed on such statements. Important factors potentially affecting the company's performance include, but are not limited to:

     - major slowdowns in the retail, travel, restaurant and bar or entertainment industries, including the impact of armed hostilities or any other international or national calamity, including any act of terrorism, on the retail, travel, restaurant and bar or entertainment industries;
     - significant increases in interest rates that increase the company's borrowing costs;
     - significant increases in per-unit costs for natural gas, electricity, corrugated packaging and other purchased materials;
     - increases in expenses associated with higher medical costs, reduced pension income associated with lower returns on pension investments and increased pension obligations;
     - devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of the company's or Vitrocrisa's products compared to foreign competition;
     - the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under accounting principles generally accepted in the United States and cash flow of Vitrocrisa;
     - the inability to achieve savings and profit improvements at targeted levels at the company and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods;
     -    protracted work stoppages related to collective bargaining agreements;
     - increased competition from foreign suppliers endeavoring to sell glass tableware in the United States and Mexico, including the impact of lower duties for imported products; - whether the company completes any significant acquisitions and whether such acquisitions can operate profitably.

ITEM 4.       CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's Securities Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a-15(b), the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and the company's Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 1, 2003, at the annual meeting of stockholders, John F. Meier, Carol B. Moerdyk and Gary L. Moreau were elected as members of Class I of the board of directors for three-year terms expiring on the date of the 2006 annual meeting. The results of the voting were:

             Name                            For                  Withheld
             ----                            ---                  --------
             John F. Meier                   10,484,615           210,747
             Carol B. Moerdyk                10,299,177           396,185
             Gary L. Moreau                  10,296,671           398,691

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

     (b)  Reports on Form 8-K:

          A report under Item 5 was filed dated April 14, 2003, with respect the announcement of updated earnings expectations for the first quarter of 2003 and issuance of privately placed senior notes.

          A report under Item 5 was filed dated April 22, 2003, with respect to the announcement that members of the Company's executive management team hold stock options in Libbey Inc. that will be expiring within the next few months and, as a result, these executives will be entering into plans to exercise these stock options and sell a portion of their shares in Libbey Inc.

          A report under Item 9 was filed dated April 24, 2003, announcing financials results for the quarter ended March 31, 2003.

          A report under Item 9 was filed dated May 1, 2003, announcing the Company's outlook for 2003.

                                  EXHIBIT INDEX

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

        10.65 Employment Agreement dated as of May 1, 2003 between Libbey Inc. and Scott M. Sellick (filed herein).

        10.66 Change in Control Agreement dated as of May 1, 2003 between Libbey Inc. and Scott M. Sellick (filed herein).

        31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

        31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

        32.1    Chief Executive Officer Certification Pursuant To 18 U.S.C.
                Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

        32.2    Chief Financial Officer Certification Pursuant To 18 U.S.C.
                Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LIBBEY INC.



Date     August 12, 2003               By  /s/  Scott M. Sellick
    -----------------------              -------------------------------------
                                       Scott M. Sellick,
                                       Vice President, Chief Financial Officer
                                       (Principal Accounting Officer)