Form 10-Q
period 2003-09-30
LIBBEY INC
filed 2003-11-12
CIK 902274

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

             (Mark one)

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes (X)  No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes (X)  No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 13,592,505 shares at October 31, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all wholly owned subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month or nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year-ended December 31, 2003.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2002.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                     Three months ended September 30,
                                                           2003            2002
                                                           ----            ----
Revenues:
      Net sales                                         $  129,126      $  103,607
      Freight billed to customers                              477             344
      Royalties and net technical assistance income            832             567
                                                        --------------------------
          Total revenues                                   130,435         104,518

Costs and expenses:
      Cost of sales                                        100,996          74,883
      Selling, general and administrative expenses          15,758          15,243
                                                        --------------------------
                                                           116,754          90,126
                                                        --------------------------
Income from operations                                      13,681          14,392

Other income (loss):
      Pretax equity earnings                                 1,172             982
      Expenses related to abandoned acquisition                 --             (27)
      Other - net                                              161          (1,205)
                                                        --------------------------
                                                             1,333            (250)
                                                        --------------------------
Earnings before interest and income taxes                   15,014          14,142

Interest expense - net                                       3,610           2,113
                                                        --------------------------

Income before income taxes                                  11,404          12,029
Provision for income taxes                                    (614)          1,249
                                                        --------------------------

Net income                                              $   12,018      $   10,780
                                                        ==========================

Net income per share:
      Basic                                             $     0.89      $     0.70
                                                        ==========================
      Diluted                                           $     0.88      $     0.69
                                                        ==========================

Dividends per share                                     $     0.10      $    0.075
                                                        ==========================

Weighted average shares:
      Outstanding                                           13,574          15,393
                                                        ==========================
      Diluted                                               13,618          15,569
                                                        ==========================

                             See accompanying notes

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                      Nine months ended September 30,
                                                           2003            2002
                                                           ----            ----
Revenues:
      Net sales                                         $  369,283      $  316,362
      Freight billed to customers                            1,440           1,196
      Royalties and net technical assistance income          2,222           2,104
                                                        --------------------------
          Total revenues                                   372,945         319,662

Costs and expenses:
      Cost of sales                                        290,860         235,390
      Selling, general and administrative expenses          50,038          42,860
                                                        --------------------------
                                                           340,898         278,250
                                                        --------------------------
Income from operations                                      32,047          41,412

Other income (loss):
      Pretax equity earnings                                 3,019           5,152
      Expenses related to abandoned acquisition                 --         (13,653)
      Other - net                                              497          (1,365)
                                                        --------------------------
                                                             3,516          (9,866)
                                                        --------------------------
Earnings before interest and income taxes                   35,563          31,546

Interest expense - net                                       9,762           6,077
                                                        --------------------------

Income before income taxes                                  25,801          25,469
Provision for income taxes                                   3,872           5,837
                                                        --------------------------

Net income                                              $   21,929      $   19,632
                                                        ==========================

Net income per share:
      Basic                                             $     1.59      $     1.28
                                                        ==========================
      Diluted                                           $     1.59      $     1.26
                                                        ==========================

Dividends per share                                     $     0.30      $    0.225
                                                        ==========================

Weighted average shares:
      Outstanding                                           13,779          15,385
                                                        ==========================
      Diluted                                               13,799          15,604
                                                        ==========================

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         September 30,  December 31,
                                                                             2003           2002
                                                                             -----          ----
                                                                          (unaudited)
ASSETS
Current assets:
    Cash                                                                  $    3,092     $    1,683
    Accounts receivable:
       Trade, less allowances of $5,722 and $6,310                            58,891         46,308
       Other, less allowances of $1,537 and $1,482                             4,239          3,636
                                                                          -------------------------
                                                                              63,130         49,944

    Inventories:
       Finished goods                                                        120,564        100,405
       Work in process                                                         4,380          4,512
       Raw materials                                                           3,468          3,169
       Operating supplies                                                        824          1,548
                                                                          -------------------------
                                                                             129,236        109,634

    Prepaid expenses and deferred income taxes                                14,637         13,487
                                                                          -------------------------
Total current assets                                                         210,095        174,748

Other assets:
    Repair parts inventories                                                   7,524          5,603
    Intangibles, net of accumulated amortization of $3,961 and $3,380         25,795         26,375
    Deferred software, net of accumulated amortization of $12,486
       and $11,679                                                             2,364          2,585
    Other assets                                                               4,573          4,453
    Investments                                                               85,832         87,847
    Goodwill                                                                  60,768         59,795
                                                                          -------------------------
                                                                             186,856        186,658

Property, plant and equipment, at cost                                       315,416        300,690
    Less accumulated depreciation                                            153,008        137,569
                                                                          -------------------------
    Net property, plant and equipment                                        162,408        163,121
                                                                          -------------------------
Total assets                                                              $  559,359     $  524,527
                                                                          =========================

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             September 30,  December 31,
                                                                                 2003           2002
                                                                                 -----          ----
                                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                             $    9,997     $    2,660
    Accounts payable                                                              35,852         31,633
    Accrued salaries and wages                                                    14,747         14,670
    Accrued liabilities                                                           33,302         39,687
    Income taxes payable                                                           2,907          5,498
    Long-term debt due within one year                                               115            115
                                                                              -------------------------
Total current liabilities                                                         96,920         94,263

    Long-term debt                                                               234,830        188,403
    Deferred income taxes                                                         11,723         11,780
    Other long-term liabilities                                                   12,571         14,015
    Pension liability                                                             29,024         28,655
    Nonpension postretirement benefits                                            47,357         47,193
                                                                              -------------------------
Total long-term liabilities                                                      335,505        290,046

                                                                              -------------------------
Total liabilities                                                                432,425        384,309

Shareholders' equity:
    Common stock, par value $.01 per share, 50,000,000 shares authorized,
       18,651,360 shares issued (18,256,277 shares issued in 2002)                   187            183
    Capital in excess of par value                                               300,161        293,537
    Treasury stock 5,066,610 shares (3,625,000 shares in 2002), at cost         (140,016)      (102,206)
    Deficit                                                                       (1,631)       (19,413)
    Accumulated other comprehensive loss                                         (31,767)       (31,883)
                                                                              -------------------------
Total shareholders' equity                                                       126,934        140,218
                                                                              -------------------------
Total liabilities and shareholders' equity                                    $  559,359     $  524,527
                                                                              =========================

                             See accompanying notes

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                        Nine months ended September 30,
                                                                              2003           2002
                                                                              -----          ----
Operating activities
    Net income                                                             $   21,929     $   19,632
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                         18,900         13,023
          Amortization                                                          1,388          1,447
          Other non-cash charges                                               (2,887)          (272)
          Net equity earnings                                                  (2,360)        (7,465)
          Net change in components of working capital and other assets        (35,516)        (7,257)
                                                                           -------------------------
Net cash provided by operating activities                                       1,454         19,108

Investing activities

    Additions to property, plant and equipment                                (15,721)       (10,712)
    Dividends received from equity investments                                  4,900          4,659
    Other                                                                         743          3,549
                                                                           -------------------------
Net cash used in investing activities                                         (10,078)        (2,504)

Financing activities
    Net bank credit facility activity                                         (58,699)        (5,000)
    Payment of financing fees                                                    (663)          (815)
    Senior notes                                                              100,000             --
    Other net borrowings                                                        7,247            940
    Stock options exercised                                                     5,205          3,269
    Treasury shares purchased                                                 (38,920)       (10,084)
    Dividends paid                                                             (4,146)        (3,463)
                                                                           -------------------------
Net cash provided by (used in) financing activities                            10,024        (15,153)
                                                                           -------------------------
Effect of exchange rate fluctuations on cash                                        9             --
                                                                           -------------------------

Increase in cash                                                                1,409          1,451

Cash at beginning of year                                                       1,683          3,860
                                                                           -------------------------

Cash at end of period                                                      $    3,092     $    5,311
                                                                           =========================

                             See accompanying notes

                                  LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         Dollars in thousands, except share data and per-share amounts
                                  (unaudited)

1. LONG-TERM DEBT

On February 10, 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) among Libbey Glass Inc. and Libbey Europe B.V., as borrowers. This amended the previous Revolving Credit and Swing Line Facility that had named Libbey Glass Inc. as borrower. The amendment was primarily for the Company to borrow euros. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the Facility Fee Percentage (Facility Fee Percentage) as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin (Applicable Eurodollar Margin) as defined in the Agreement. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.375% and 1.375%, respectively, at September 30, 2003. At September 30, 2002 the Facility Fee Percentage and the Applicable Eurodollar Margin were 0.175% and 0.70%, respectively.

Under the Agreement, the Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At September 30, 2003, the Company had $4.6 million in letters of credit outstanding under the Facility.

Libbey Europe B.V. may have euro-denominated borrowings under the Revolving Credit Agreement in an amount not to exceed the Offshore Currency equivalent of $60 million. At September 30, 2003, the Company had $49.3 million outstanding of Offshore Currency equivalent. Offshore Currency Swing Line borrowings are currently limited to $10 million of the $25 million total Swing Line borrowing. Interest is calculated at the Offshore Currency Swing Line rate plus applicable Offshore Currency Swing Line Margin, as defined in the Agreement. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus applicable spread, as defined in the Agreement.

The Company pays a Commitment Fee Percentage on the total credit provided under the Revolving Credit Agreement. No compensating balances are required by the Agreement. The Agreement requires the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments. The Company was in compliance with the covenants at September 30, 2003.

Libbey Inc. and the subsidiaries of Libbey Glass Inc. guarantee the debt of Libbey Glass Inc., and Libbey Glass Inc. guarantees the debt of Libbey Europe B.V. (all related parties which are included in the Consolidated Financial Statements).

The Company has entered into interest rate protection agreements (Rate Agreements) with respect to $100 million of debt under its Revolving Credit Agreement as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's Revolving Credit Agreement borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the Company's borrowings related to the Rate Agreements at September 30, 2003, is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.6 years. The remaining debt under the Revolving Credit Agreement not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 2.8% at September 30, 2003.

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

On March 31, 2003, the Company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have a fixed interest rate with $25 million at an interest rate of 3.69% due March 31, 2008, and the other $55 million at an interest rate of 5.08% due March 31, 2013. The remaining $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The interest rate at September 30, 2003, on the $20 million debt was 2.19%. The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement. Libbey Inc. and the subsidiaries of Libbey Glass Inc. guarantee the debt of Libbey Glass Inc. associated with these notes.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a 49% equity owner in Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies (Vitrocrisa) which manufacture, market, and sell glass tableware (beverageware, plates, bowls, serveware, and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware, and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Libbey Glass Inc. guarantees the payment by Vitrocrisa of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Vitrocrisa is a party. The guarantee is limited to 49% of any such obligation of Vitrocrisa and limited to an aggregate amount of $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.

Summarized combined financial information for the Company's investments for 2003 and 2002, accounted for by the equity method, is as follows:

                                                 September 30,  December 31,
                                                     2003           2002
                                                     ----           ----
Current assets                                    $   72,503     $   93,311
Non-current assets                                   106,518        115,054
                                                  -------------------------
  Total assets                                       179,021        208,365

Current liabilities                                  100,269         78,547
Other liabilities and deferred items                  54,419        100,063
                                                  -------------------------
     Total liabilities and deferred items            154,688        178,610
                                                  -------------------------
Net assets                                        $   24,333     $   29,755
                                                  =========================

                                                      Three months ended
                                                         September 30,
                                                   -------------------------
                                                      2003           2002
                                                      ----           ----
Total revenues                                     $   49,365     $   47,241
  Cost of sales                                        42,188         39,358
                                                   -------------------------
Gross profit                                            7,177          7,883
  Operating expenses                                    5,371          5,303
                                                   -------------------------
Income from operations                                  1,806          2,580
  Other (loss) income                                    (202)           118
                                                   -------------------------
Earnings before finance costs and income taxes          1,604          2,698
  Interest expense                                      1,302          1,516
  Translation gain                                      2,090            822
                                                   -------------------------
Income before income taxes                              2,392          2,004
  Provision for income taxes                              592         (7,762)
                                                   -------------------------
Net income                                         $    1,800     $    9,766
                                                   =========================

                                                   Nine months ended
                                                    September 30,
                                                 --------------------
                                                   2003        2002
                                                 --------    --------
Total revenues                                   $135,912    $144,648
  Cost of sales                                   111,117     116,055
                                                 --------    --------
Gross profit                                       24,795      28,593
  Operating expenses                               16,190      16,233
                                                 --------    --------
Income from operations                              8,605      12,360
  Other (loss) income                                (410)         22
                                                 --------    --------
Earnings before finance costs and income taxes      8,195      12,382
  Interest expense                                  4,045       4,474
  Translation gain                                  2,010       2,606
                                                 --------    --------
Income before income taxes                          6,160      10,514
  Provision for income taxes                        1,343      (4,719)
                                                 --------    --------
Net income                                       $  4,817    $ 15,233
                                                 ========    ========


3. CASH FLOW INFORMATION

Interest paid in cash aggregated $7,270 and $6,020 for the first nine months of 2003 and 2002, respectively. Income taxes paid in cash aggregated $5,145 and $6,778 for the first nine months of 2003 and 2002, respectively.

4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Quarter ended September 30,                             2003             2002
---------------------------                          -----------     -----------
Numerator for basic and diluted
    earnings per share--net income
    which is available to common
    shareholders (in thousands)                      $    12,018     $    10,780
Denominator for basic earnings per
    share--weighted-average shares
    outstanding                                       13,573,645      15,392,645
Effect of dilutive securities--
    employee stock options and
    Employee Stock Purchase Plan
    (ESPP)                                                44,846         176,621
                                                     -----------     -----------
Denominator for diluted earnings
    per share--adjusted weighted-
    average shares and assumed
    conversions                                       13,618,491      15,569,266

Basic earnings per share                             $      0.89     $      0.70
Diluted earnings per share                           $      0.88     $      0.69

Nine months ended September 30,                         2003            2002
-------------------------------                      -----------     -----------
Numerator for basic and diluted
    earnings per share--net income
    which is available to common
    shareholders (in thousands)                      $    21,929     $    19,632
Denominator for basic earnings per
    share--weighted-average shares
    outstanding                                       13,778,769      15,384,693
Effect of dilutive securities--
    employee stock options and ESPP                       20,333         219,530
                                                     -----------     -----------
Denominator for diluted earnings
    per share--adjusted weighted-
    average shares and assumed
    conversions                                       13,799,102      15,604,223

Basic earnings per share                             $      1.59     $      1.28
Diluted earnings per share                           $      1.59     $      1.26

5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are as follows:

                                                         Three months ended
                                                            September 30,
                                                     ---------------------------
                                                         2003           2002
                                                     -----------     -----------
Net income                                           $    12,018     $    10,780
Change in fair value of derivative instruments               (63)         (1,484)
Effect of exchange rate fluctuation                           30              --
                                                     -----------     -----------
Comprehensive income                                 $    11,985     $     9,296
                                                     ===========     ===========

                                                         Nine months ended
                                                           September 30,
                                                     ---------------------------
                                                        2003            2002
                                                     -----------     -----------
Net income                                           $    21,929     $    19,632
Change in fair value of derivative instruments                82            (578)

Effect of exchange rate fluctuation                           33              --
                                                     -----------     -----------
Comprehensive income                                 $    22,044     $    19,054
                                                     ===========     ===========

Accumulated other comprehensive loss primarily includes $5,153 and $5,235 for effect of derivatives and $26,647 and $26,647 for minimum pension liability as of September 30, 2003, and December 31, 2002, respectively. Amounts included for currency translation are not significant.

The change in other comprehensive income (loss) for the Company is as follows:

                                                           Three months ended
                                                             September 30,
                                                        ------------------------
                                                         2003           2002
                                                        --------     -----------
Change in fair value of derivative instruments          $   (101)    $    (2,378)
Less:
  Income tax benefit                                          38             894
                                                        --------     -----------
Other comprehensive loss related to derivatives         $    (63)    $    (1,484)
                                                        ========     ===========

                                                             Nine months ended
                                                               September 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------     ---------
Change in fair value of derivative instruments            $    131     $    (926)
Less:
  Income tax (expense) benefit                                 (49)          348
                                                          --------     ---------
Other comprehensive income related to derivatives         $     82     $    (578)
                                                          ========     =========

6. DERIVATIVES

As of September 30, 2003, the Company has Interest Rate Protection Agreements for $100.0 million of its variable rate debt and commodity contracts for 2.6 million British Thermal Units (BTUs) of natural gas accounted as cash flow hedges. The fair value of these derivatives are included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At September 30, 2002, the Company had Rate Agreements for $100.0 million of its variable rate debt and commodity contracts for 1.4 million BTUs of natural gas.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate and natural gas hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at September 30, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the third quarter of 2003 and 2002 was not material.


7. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The Interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003, for fiscal periods beginning after December 15, 2003. This standard had no impact on the Company's financial statements for the third quarter of 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). This standard amends and clarifies financial accounting and reporting for derivative instruments. The standard is effective for all contracts entered into or modified after June 30, 2003. This standard had no impact on the Company's financial statements for the third quarter of 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard requires that certain financial instruments embodying obligations to transfer assets or issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This standard had no impact on the Company's financial statements for the third quarter of 2003.

8. STOCK OPTIONS

The Company has two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following disclosures are in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). Since December 31, 2002, there has been no change in assumptions for the pro forma stock option disclosure.

Three months ended September 30,                        2003            2002
                                                     ----------      ----------
Net Income:
  Reported net income                                $   12,018      $   10,780
  Stock-based employee compensation
       expense determined under fair
       value based method for all
       awards, net of related tax
       effects                                              360             369
                                                     ----------      ----------
Pro forma net income                                 $   11,658      $   10,411
                                                     ==========      ==========

Basic earnings per share:
  Reported net income                                $     0.89      $     0.70
  Stock-based employee compensation
       expense determined under fair
       value based method for all
       awards, net of related tax
       effects                                             0.03            0.02
                                                     ----------      ----------
Pro forma basic earnings per share                   $     0.86      $     0.68
                                                     ==========      ==========

Diluted earnings per share:
  Reported net income                                $     0.88      $     0.69
  Stock-based employee compensation
       expense determined under fair
       value based method for all
       awards, net of related tax
       effects                                             0.03            0.02
                                                     ----------      ----------
Pro forma diluted earnings per share                 $     0.85      $     0.67
                                                     ==========      ==========

Nine months ended September 30,                         2003             2002
                                                     ----------       ----------
Net Income:
  Reported net income                                $   21,929       $   19,632
  Stock-based employee compensation
       expense determined under fair
       value based method for all
       awards, net of related tax
       effects                                            1,105            1,166
                                                     ----------       ----------
Pro forma net income                                 $   20,824       $   18,466
                                                     ==========       ==========
Basic earnings per share:
  Reported net income                                $     1.59       $     1.28
  Stock-based employee compensation
       expense determined under fair
       value based method for all
       awards, net of related tax
       effects                                             0.08             0.08
                                                     ----------       ----------
Pro forma basic earnings per share                   $     1.51       $     1.20
                                                     ==========       ==========
Diluted earnings per share:
  Reported net income                                $     1.59       $     1.26
  Stock-based employee compensation
       expense determined under fair
       value based method for all
       awards, net of related tax
       effects                                             0.08             0.08
                                                     ----------       ----------
Proforma diluted earnings per share                  $     1.51       $     1.18
                                                     ==========       ==========


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

As part of the stock acquisition of Royal Leerdam (B. V. Koninklijke Nederlandsche Glasfabriek Leerdam), the Company obtained an option, for a price of one euro, to put the stock of B.V. Leerdam Crystal (a wholly owned subsidiary of Royal Leerdam that manufactures and markets various hand-made crystal items) back to BSN Glasspack N.V. This option was exercised during the second quarter of 2003. The Company and BSN Glasspack N.V. are currently in discussions as to the return of B.V. Leerdam Crystal to BSN Glasspack N.V.

There have been no changes in the purchase price allocations since the date of the acquisitions. However, the Company expects some changes as it finalizes its purchase accounting for both of these acquisitions in the fourth quarter of 2003.

The following unaudited pro forma results of operations assume the acquisitions occurred as of January 1, 2002 (in thousands except per-share amounts):

Three Months ended September 30,                                        2002
--------------------------------                                     -----------
    Total revenues                                                   $   122,701
    Net income                                                       $    11,081
                                                                     -----------
Net income per share:
    Basic                                                            $      0.72
    Diluted                                                          $      0.71

Nine months ended September 30,                                         2002
-------------------------------                                      -----------
    Total revenues                                                   $   366,705
    Net income                                                       $    21,066
                                                                     -----------
Net income per share:
    Basic                                                            $      1.37
    Diluted                                                          $      1.35

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been consummated as of January 1, 2002.

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

RESULTS OF OPERATIONS - THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

                                                           Three months ended
                                                              September 30,
                                                        -----------------------
                                                         (Dollars in thousands)
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
Net Sales                                               $129,126       $103,607

Gross profit                                              28,607         29,068
    As a percent of sales                                   22.2%          28.1%

Income from operations                                  $ 13,681       $ 14,392
    As a percent of sales                                   10.6%          13.9%

Earnings before interest and income taxes               $ 15,014       $ 14,142
    As a percent of sales                                   11.6%          13.6%

Net income                                              $ 12,018       $ 10,780
    As a percent of sales                                    9.3%          10.4%


For the quarter-ended September 30, 2003, sales increased 24.6 percent to $129.1 million from $103.6 million in the year-ago quarter. The increase in sales was primarily attributable to the sales of Royal Leerdam and Traex, both acquired in December 2002. Excluding these acquisitions, sales increased 4.3 percent, as sales to foodservice, retail and industrial customers were higher than the year-ago period. Glassware sales to foodservice and retail customers were up in the low-to-mid-single digits on a percentage basis. Sales to industrial customers increased over 20 percent as compared to the year-ago third quarter. Sales to customers located outside of the United States increased to $29.3 million from $10.5 million in the year-ago period. This is primarily due to the acquisitions mentioned above. Excluding Royal Leerdam and Traex sales, sales to customers outside of the United States increased 26 percent over the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $28.6 million and, as a percent of sales, was 22.2 percent in the third quarter of 2003 compared with $29.1 million and 28.1 percent in the third quarter of 2002. Factors contributing to the decline were an unfavorable sales mix, higher natural gas costs of approximately $1.4 million and additional costs (mostly non-cash) for pension and postretirement medical benefits of $1.7 million. These factors more than offset the gross profit contribution from Royal Leerdam and Traex.

Income from operations was $13.7 million compared with $14.4 million in the third quarter last year and, as a percent of sales, was 10.6 percent in the third quarter of 2003 compared with 13.9 percent in the year-ago quarter. Contributing to this decrease in income from operations was an increase in selling, general and administrative expenses, entirely attributable to the acquisitions of Royal Leerdam and Traex. Partially offsetting these higher expenses were the contributions made by Traex and Royal Leerdam of $1.7 million to income from operations during the third quarter of 2003.

Earnings before interest and income taxes (EBIT) were $15.0 million compared with $14.1 million in the year-ago quarter, an increase of 6.2 percent. Equity earnings from Vitrocrisa (the company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies) were $1.2 million on a pretax basis, compared with $1.0 million in the third quarter of 2002. The increase in equity earnings is primarily the result of higher sales and a favorable translation gain. In the year-ago period, the company also recorded other expense of $1.2 million, which was primarily related to a write-down in the value of miscellaneous non-trade receivables.

Net income was $12.0 million, or 88 cents per diluted share, compared with net income of $10.8 million, or 69 cents per diluted share, in the year-ago period. Interest expense increased $1.5 million as a result of an increase of debt to $244.9 million from $144.0 million in the year-ago period. Debt increased after funding $62.0 million for the acquisitions of Traex and Royal Leerdam in late 2002 and the repurchase of 2,106,200 shares for $55.7 million since the year-ago period. For the third quarter of 2003, the company recorded an income tax benefit of $0.6 million as a result of the adjustment of the year-to-date effective tax rate to 15 percent. The adjustment to the effective tax rate is necessary due to a planned tax restructuring whereby the undistributed earnings of the company's joint venture in Mexico will be permanently reinvested outside of the United States, thus eliminating the need to record deferred U.S. income taxes on those undistributed earnings. During the third quarter of 2002, a reduction of the company's effective tax rate to 10.4 percent was primarily attributable to lower Mexican tax, the elimination of non-deductible goodwill amortization, and an adjustment to estimated U.S. income tax accruals. As detailed below in Table 1, net income per diluted share excluding tax adjustments was 58 cents for the third quarter of 2003 as compared with 51 cents for the third quarter of 2002.

RESULTS OF OPERATIONS - NINE MONTHS 2003 COMPARED WITH NINE MONTHS 2002

                                                            Nine months ended
                                                              September 30,
                                                        -----------------------
                                                         (Dollars in thousands)
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
Net Sales                                               $369,283       $316,362

Gross profit                                              79,863         82,168
    As a percent of sales                                   21.6%          26.0%

Income from operations                                  $ 32,047       $ 41,412
    As a percent of sales                                    8.7%          13.1%

Earnings before interest and income taxes               $ 35,563       $ 31,546
    As a percent of sales                                    9.6%          10.0%

Net income                                              $ 21,929       $ 19,632
    As a percent of sales                                    5.9%           6.2%

For the nine months ended September 30, 2003, sales increased 16.7 percent to $369.3 million from $316.4 million in the year-ago period. The increase in sales was attributable to the Royal Leerdam and Traex acquisitions and strong third quarter sales to glassware customers. Excluding these acquisitions, sales declined 1.5 percent. Sales to customers located outside of the United States increased to $80.6 million from $32.7 million in the year-ago period. This is primarily due to the acquisitions mentioned above. Excluding Royal Leerdam and Traex sales, sales to customers outside of the United States increased by 8.6 percent compared with the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $79.9 million and as a percent of sales was 21.6 percent for the first nine months of 2003 compared with $82.2 million and as a percent of sales was 26.0 percent compared with the first nine months of 2002. In addition to the lower pre-acquisition sales and reduced manufacturing activity, other factors that contributed to the decline included higher natural gas costs of over $5 million and additional costs (mostly non-cash) for pension and postretirement medical costs of $3.9 million. These factors more than offset the gross profit contribution from Royal Leerdam and Traex.

Income from operations was $32.0 million compared with $41.4 million in the year-ago period and as a percent of sales was 8.7 percent in the first nine months of 2003 compared with 13.1 percent in the prior year period. Contributing to this decrease in income from operations was an increase in selling, general and administrative expenses of $7.2 million mainly attributable to the acquisitions of Royal Leerdam and Traex.

Earnings before interest and income taxes (EBIT) were $35.6 million, an increase of $4.0 million or 12.7 percent, compared with $31.6 million in the nine-month period. The prior period included $13.6 million of expenses related to an abandoned acquisition. Equity earnings from Vitrocrisa (the company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies), were $3.0 million on a pretax basis as compared with $5.2 million pretax in the year-ago period as a result of higher natural gas costs and lower activity levels.

Net income was $21.9 million, or $1.59 per diluted share, compared with net income of $19.6 million, or $1.26 per diluted share in the year-ago period. Last year's net income included expenses associated with an abandoned acquisition. These expenses totaled $13.6 million, less a tax effect of $4.9 million, or an after-tax impact of $8.7 million, or 56 cents per diluted share, as detailed in Table 3. Interest expense increased $3.7 million compared with the year-ago period, primarily as a result of higher debt and the effective tax rate declined to 15.0 percent from 22.9 percent as the result of a planned tax restructuring. This adjustment to the effective tax rate is necessary due to a planned tax restructuring whereby the undistributed earnings of the company's joint venture in Mexico will be permanently reinvested outside of the United States, thus eliminating the need to record deferred U.S. income taxes on those undistributed earnings. As detailed below in Table 2, net income per diluted share excluding tax adjustments was $1.29 for the nine-month period in 2003 as compared with $1.08 for the nine-month period of 2002.

In accordance with U.S. Securities and Exchange Commission (SEC) Regulation G, the following tables provide non-GAAP measures used in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the reconciliation to the most closely related Generally Accepted Accounting Principles (GAAP) measure. Management believes this provides investors with a more complete understanding of underlying results in the company's core business.

Table 1

              RECONCILIATION OF NON-GAAP MEASURES FOR INCOME TAXES
                (Dollars in thousands, except per-share amounts)

                                                           Three months ended
                                                              September 30,
                                                           2003         2002
                                                           ----         ----
Reported net income                                     $   12,018   $   10,780
Tax adjustment                                               4,127        2,822
-------------------------------------------------------------------------------
Net income excluding tax adjustment                     $    7,891   $    7,958
-------------------------------------------------------------------------------
Basic earnings per share:
Reported net income                                     $     0.89   $     0.70
Tax adjustment                                                0.30         0.18
-------------------------------------------------------------------------------
Net income per share excluding tax adjustment           $     0.59   $     0.52
-------------------------------------------------------------------------------
Diluted earnings per share:
Reported net income                                     $     0.88   $     0.69
Tax adjustment                                                0.30         0.18
-------------------------------------------------------------------------------
Net income per diluted share excluding tax adjustment   $     0.58   $     0.51
-------------------------------------------------------------------------------

Table 2

              RECONCILIATION OF NON-GAAP MEASURES FOR INCOME TAXES
                (Dollars in thousands, except per-share amounts)

                                                           Nine months ended
                                                             September 30,
                                                           2003         2002
                                                           ----         ----
Reported net income                                     $   21,929   $   19,632
Tax adjustment                                               4,127        2,822
-------------------------------------------------------------------------------
Net income excluding tax adjustment                     $   17,802   $   16,810
-------------------------------------------------------------------------------
Basic earnings per share:
Reported net income                                     $     1.59   $     1.28
Tax adjustment                                                0.30         0.18
-------------------------------------------------------------------------------
Net income per share excluding tax adjustment           $     1.29   $     1.10
-------------------------------------------------------------------------------
Diluted earnings per share:
Reported net income                                     $     1.59   $     1.26
Tax adjustment                                                0.30         0.18
-------------------------------------------------------------------------------
Net income per diluted share excluding tax adjustment   $     1.29   $     1.08
-------------------------------------------------------------------------------

Table 3

     RECONCILIATION OF NON-GAAP MEASURES FOR ABANDONED ACQUISITION EXPENSES
                (Dollars in thousands, except per-share amounts)

                                                                Nine months ended
                                                                  September 30,
                                                                2003         2002
                                                                ----         ----
Reported net income                                          $   21,929   $   19,632
Expenses associated with abandoned acquisition                       --       13,653
Less tax effect                                                      --        4,915
------------------------------------------------------------------------------------
Net income excluding expenses associated with abandoned
      acquisition                                            $   21,929   $   28,370
------------------------------------------------------------------------------------
Basic earnings per share:
Reported net income                                          $     1.59   $     1.28
Expenses associated with abandoned acquisition, net of
      related tax effects                                            --         0.56
------------------------------------------------------------------------------------
Net income per share excluding expenses associated with
      abandoned acquisition                                  $     1.59   $     1.84
------------------------------------------------------------------------------------
Diluted earnings per share:
Reported net income                                          $     1.59   $     1.26
Expenses associated with abandoned acquisition, net of
      related tax effects                                            --         0.56
------------------------------------------------------------------------------------
Net income per diluted share excluding expenses associated
      with abandoned acquisition                             $     1.59   $     1.82
------------------------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY

The company had total debt of $244.9 million at September 30, 2003, compared with $191.2 million at December 31, 2002. This increase in debt is attributable to the repurchase of 1,500,000 shares for $38.9 million pursuant to the company's modified Dutch Auction tender offer and seasonal increased working capital requirements during the first nine months of 2003. Since mid-1998, the company has repurchased 5,125,000 shares for $140.7 million. Board authorization remains at September 30, 2003 for the purchase of an additional 1,000,000 shares. The repurchased common stock is used by the company to fund the Employee Stock Purchase Plan (ESPP) and the company match contributions for its employee 401(k) plans.

During the first nine months of 2003, the company had capital expenditures of $15.7 million compared with $10.7 million in the year-ago period. These expenditures primarily relate to furnace and machine rebuild activity and investments in higher productivity machinery and equipment. The company expects to spend $21 to $23 million for capital expenditures for the year 2003.

On February 10, 2003, the company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) as detailed in Footnote 1, "Long-Term Debt." The company had additional debt capacity at September 30, 2003, under the Agreement of $112.8 million, including letters of credit of $4.6 million. Of Libbey's total outstanding indebtedness, $62.5 million was subject to fluctuating interest rates at September 30, 2003. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.6 million on an annual basis as of September 30, 2003. The Agreement is for a term of three years maturing April 23, 2005, with an option to extend for two additional one-year periods. The company is not aware of any trends, demands, commitments, or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity.

On March 31, 2003, the company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an initial average maturity of 8.4 years and a remaining average maturity of 7.9 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement. The company believes that its cash from operations and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risks due to changes in currency values, although the majority of the company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of the company's products or those of Vitrocrisa's compared with foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and impact of those changes on the earnings and cash flow of Vitrocrisa, expressed under accounting principles generally accepted in the United States.

The company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the company's borrowings related to the Rate Agreements at September 30, 2003, is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.6 years at September 30, 2003. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.7% at September 30, 2003. The company had $62.5 million of total debt subject to fluctuating interest rates at September 30, 2003. A change of one percent in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis.

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

In addition to the Rate Agreements, the company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or item affects earnings. At September 30, 2003, approximately $5.2 million of unrealized net losses were recorded in accumulated other comprehensive loss.

OTHER INFORMATION

This document and supporting schedules contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Such statements only reflect the company's best assessment at this time, and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or similar phrases. Such forward-looking statements involve risks and uncertainty and actual results may differ materially from such statements and undue reliance should not be placed on such statements. Important factors potentially affecting the company's performance include, but are not limited to:

     - major slowdowns in the retail, travel, restaurant and bar or entertainment industries, including the impact of armed hostilities or any other international or national calamity, including any act of terrorism;

     - significant increases in interest rates that increase the company's borrowing costs;

     - significant increases in per-unit costs for natural gas, electricity, corrugated packaging and other purchased materials;

     - increases in expenses associated with higher medical costs, pension expense associated with lower returns on pension investments and increased pension obligations;

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

ITEM 4. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's Securities Exchange Act of 1934 (the "Exchange Act") reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

         (b)      Reports on Form 8-K:

                  A report under Item 9 was furnished dated July 23, 2003, announcing financials results for the quarter-ended June 30, 2003.

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

                                 LIBBEY INC.

Date  November 12, 2003          By /s/  Scott M. Sellick
                                    ---------------------------------
                                 Scott M. Sellick,
                                 Vice President, Chief Financial Officer
                                 (Principal Accounting Officer)