Form 10-K
period 2003-12-31
LIBBEY INC
filed 2004-03-15
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark One)

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003
                                       or
          | | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

                                 (419) 325-2100
              (Registrant's telephone number, including area code)

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

      Yes |X| No | |

The aggregate market value (based on the consolidated tape closing price on June 30, 2003) of the voting stock beneficially held by non-affiliates of the registrant was approximately $304,152,961. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are "affiliates" of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of March 1, 2004 was 13,637,660.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 9, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for The Annual Meeting of Shareholders to be held Thursday, May 6, 2004 ("Proxy Statement").

                                TABLE OF CONTENTS

PART I..............................................................................2

   ITEM 1.    BUSINESS..............................................................2
   ITEM 2.    PROPERTIES............................................................8
   ITEM 3.    LEGAL PROCEEDINGS.....................................................8
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9
              EXECUTIVE OFFICERS OF THE REGISTRANT..................................9

PART II............................................................................10

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS..............................................................10
   ITEM 6.    SELECTED FINANCIAL DATA..............................................11
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS................................................12
   ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...........19
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................21
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE................................................52
   ITEM 9A.   CONTROLS AND PROCEDURES..............................................52

PART III...........................................................................52

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................52
   ITEM 11.   EXECUTIVE COMPENSATION...............................................52
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS......................................52
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................52
   ITEM 14.   PRINCIPLE ACCOUNTANT FEES AND SERVICES...............................53

PART IV............................................................................54

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.........54

   SIGNATURES......................................................................55
   INDEX TO FINANCIAL STATEMENT SCHEDULE...........................................57
   EXHIBIT INDEX...................................................................E-1

PART I

ITEM 1. BUSINESS

GENERAL

Libbey Inc. (Libbey or the Company) is a leading supplier of tableware products in the U.S., Canada and the Netherlands. The products are also exported to more than 75 countries. Libbey designs and markets, under the LIBBEY(R) brand name, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, and plastic items. Through its subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), Libbey manufactures and markets high-quality glass stemware under the Royal Leerdam(R) brand name. Libbey also manufactures and markets ceramic dinnerware under the Syracuse(R) China brand name through its subsidiary Syracuse China. Through its World Tableware subsidiary, Libbey imports and sells flatware, holloware and ceramic dinnerware. Libbey designs, manufactures and distributes an extensive line of plastic items for the foodservice industry under the Traex(R) brand name through its subsidiary Traex Company. Through its joint venture, Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies (Vitrocrisa), the Company has established reciprocal distribution agreements, giving Libbey exclusive distribution rights for Vitrocrisa's glass tableware products under the Crisa(R) brand name in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for Libbey's glass tableware products in Latin America.

In late 2002, the Company completed two acquisitions: Libbey acquired Traex Company, a manufacturer and marketer of plastic products, including ware washing and storage racks, trays, dispensers and organizers for the foodservice industry. In a separate transaction, the Company acquired Royal Leerdam and its wholly owned subsidiary Leerdam Crystal B.V. (Leerdam Crystal). Royal Leerdam is a leading producer and marketer of high-quality glass stemware in the world. Leerdam Crystal manufactures and markets various handmade crystal items.

Acquisitions have been and will be an important part of the strategy to grow sales and profits. The Company's strategy is to be a more global provider of glass tableware and a provider of a broader supply of products to the foodservice industry. This strategy is primarily focused on two fronts: 1) acquiring foodservice supply companies, enabling Libbey to become a broader supplier of products to its foodservice distributors; and 2) leveraging its proprietary glass-making technology through joint ventures, outright acquisitions and new green meadow facilities for international glass tableware manufacturing.

The acquisitions of the business of Libbey Canada (1993) and the joint venture investment in Vitrocrisa (1997) have made Libbey a leading supplier of glass tableware in North America. The acquisitions of Syracuse China (1995), World Tableware (1997) and Traex (2002) have expanded the Company's portfolio of foodservice supply products. The acquisition of Royal Leerdam (2002) has increased Libbey's global presence for glass stemware.

PRODUCTS

Libbey's tableware products consist of glass tableware, ceramic dinnerware, metal flatware, metal holloware and plastic items. Libbey's glass tableware includes tumblers, stemware (which includes wine glasses), mugs, plates, bowls, ashtrays, bud vases, salt and pepper shakers, canisters, candle holders and various other items. The Company's plastic items include ware washing and storage racks, trays, dispensers, beverage pitchers and various other items.

Vitrocrisa's glass tableware product assortment includes the product types produced by Libbey, glass bakeware and handmade glass tableware. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

Libbey sells high-quality stemware, including wine glasses, through its subsidiary, Royal Leerdam. Libbey also has an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada to foodservice users. Luigi Bormioli is a highly regarded supplier of high-end glassware, which is used in the finest eating and drinking establishments. Through its Syracuse China and World Tableware subsidiaries, Libbey sells a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Its World Tableware subsidiary provides Libbey an extensive selection of metal flatware. These include knives, forks, spoons and serving utensils. In addition, World Tableware sells metal holloware, which includes serving trays, chafing dishes, pitchers and other metal tableware accessories. Through its Traex subsidiary, Libbey sells a wide range of plastic products. These include ware washing and storage racks, trays, dispensers and organizers for the foodservice industry.

SALES IN THE UNITED STATES

Approximately 77% of Libbey's sales are to customers located in the United States and are sold for a broad range of uses (for industry segment information for the last three fiscal years, see Note 15 to the Consolidated Financial Statements). Libbey sells both directly to end users of the product and through networks of distributors and utilizes both a direct sales force and manufacturers' representatives. Libbey has the largest manufacturing, distribution and service network among North American glass tableware manufacturers.

Libbey defines the U.S. glass tableware market to include glass beverageware, ovenware, cookware, dinnerware, serveware, floral items, items used for specialized packaging, handmade glassware and lead crystal valued at less than $5 per piece. Libbey has, according to management estimates, the leading market share in glass tableware sales in U.S. foodservice applications. The majority of Libbey's tableware sales to foodservice end users are made through a network of approximately 500 foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars, restaurants and casinos. Syracuse China, World Tableware and Traex are recognized as long-established suppliers of high quality ceramic dinnerware, flatware and plastic items, respectively. They are among the leading suppliers of their respective product categories to foodservice end users.

Libbey's leading customers in retail are national discount retailers. In recent years, Libbey has been able to increase its total sales by also increasing its sales to specialty housewares stores. With this expanded retail representation, Libbey is better positioned to successfully introduce profitable new products. Libbey also sells imported dinnerware to retailers in the United States and Canada under the LIBBEY(R) brand name. Libbey sources this ceramic dinnerware by leveraging the relationships it has with its existing suppliers for World Tableware products for foodservice applications. Libbey operates outlet stores located at or near each of its glassware and ceramic dinnerware manufacturing locations.

Libbey is a major supplier of glassware for industrial applications in the U.S., according to management estimates. Industrial uses include candle and gift packaging, floral purposes and lighting. The craft industries and gourmet food packing companies are also industrial consumers of glassware. Libbey has expanded its sales to industrial users by offering ceramic and metal ware items. Libbey believes that its success with industrial applications is based on its extensive manufacturing and distribution network, which enables it to provide superior service, and its broad product offering, which allows Libbey to meet its customers' desire for differentiated glassware products. The production capabilities and broad product portfolio of Vitrocrisa has enabled Libbey to expand its product offering for its industrial customers.

Another application of Libbey's products is for use as a premium. Fast-food restaurant chains use glassware as incentives or premiums, as an example. Libbey believes that its success with premium customers is dependent upon custom design, varied production capabilities and the ability to produce large quantities of product in a short period of time.

INTERNATIONAL EXPANSION AND NON-U.S. SALES

Libbey exports its products through independent agents and distributors to over 75 countries around the world, competing in the tableware markets of Latin America, Asia and Europe. Through its export operation, Libbey sells its tableware products to foodservice, retail and premium customers internationally.

Libbey's non-U.S. sales represent approximately 23% of total sales in 2003. Libbey believes that expanding its sales to export markets represents an important growth opportunity for the future. Refer to Note 15 to the Consolidated Financial Statements for further information.

The acquisition of Royal Leerdam has increased Libbey's penetration in the global market for glass stemware and, in addition, expanded the selection of glass tableware products offered by Libbey to customers world wide.

Libbey currently has technical service agreements with foreign glass tableware companies. These agreements cover areas ranging from manufacturing and engineering assistance to support in functions such as marketing, sales and administration. During 2003, Libbey's technical assistance agreements and licenses produced royalties of $3.0 million.

MANUFACTURING

Libbey owns and operates three glass tableware manufacturing plants in the United States located in Toledo, Ohio; Shreveport, Louisiana; City of Industry, California; and a glass tableware manufacturing plant in Leerdam, the Netherlands. Libbey owns and operates a ceramic dinnerware plant in Syracuse, New York, and a plastics plant in Dane, Wisconsin. Libbey operates distribution centers located at or near each of its manufacturing facilities (See "Properties"). In addition, Libbey operates distribution centers for its Vitrocrisa-supplied products in Laredo, Texas, and World Tableware products near Chicago, Illinois.

The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable Libbey to supply significant quantities of its product to virtually all of its customers in a short period of time. Libbey is the only glass tableware producer operating more than two manufacturing facilities in the United States.

The manufacture of Libbey's glass tableware products involves the use of automated processes and technologies in the manufacturing and warehousing processes. Much of Libbey's glass tableware production machinery was designed by Libbey and has evolved and been continuously refined to incorporate technology advancements. Libbey believes that its production machinery and equipment continue to be adequate for its needs in the foreseeable future, but continues to invest in equipment to further increase its production and distribution efficiency and reduce its cost profile.

Libbey's glass tableware products generally are produced using one of two manufacturing methods or, in the case of certain stemware, a combination of such methods. Most of Libbey's tumblers, stemware and certain other glass tableware products are produced by forming molten glass in molds with the use of compressed air and are known as "blown" glass products. Libbey's other glass tableware products and the stems of certain of its stemware are "pressware" products, which are produced by pressing molten glass into the desired product shape.

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at Libbey's Syracuse, New York, production facility or imported by World Tableware primarily from China, Malaysia and Bangladesh. All metal flatware and metal holloware are sourced by Libbey's World Tableware subsidiary primarily from China. Plastic products are also produced through the forming of raw materials into the desired shape and are manufactured at Libbey's Dane, Wisconsin, production facility or imported primarily from Taiwan, China and Malaysia.

Libbey employs a team of engineers whose responsibilities include efforts to improve and upgrade Libbey's manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and implement the large number of innovative changes continuously being made to Libbey's product designs, sizes and shapes.

Historically, raw materials used by Libbey, which are principally sand, lime, soda ash, clay, resins and colorants, have been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had, and are not expected to have, a material adverse effect on Libbey's operations in the future. Natural gas is a primary source of energy in Libbey's production processes, and variability in the price for natural gas can have an impact on its profitability. Historically, the Company has used natural gas hedging contracts to partially mitigate this impact.

SALES AND MARKETING

Libbey has its own sales staff of over 100 Libbey sales professionals located in various metropolitan areas throughout the U.S., Canada and the Netherlands who call on customers and distributors. In addition, Libbey retains the services of manufacturing representatives' organizations to assist in selling its products. Libbey also maintains an export sales group covering other geographic markets. The vast majority of Libbey's tableware sales to foodservice end users are made through approximately 500 distributors, who serve a vital function in the distribution of Libbey's products and with whom Libbey works closely in connection with marketing and selling efforts. Most of Libbey's retail, industrial and premium market sales are made directly by Libbey's sales force.

Libbey also has a marketing staff located at its corporate headquarters in Toledo, Ohio, engaged in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.

CUSTOMERS

The customers for Libbey's tableware products include approximately 500 foodservice distributors. In addition, Libbey sells to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores, supermarkets and industrial companies and others who use Libbey's products for promotional and other private uses. No single customer accounts for 10% or more of Libbey's sales, although the loss of any of Libbey's major customers could have a meaningful effect on Libbey. Sales for premium applications, which totaled 1% of net sales in 2003, tend to be more unpredictable from year to year; and Libbey is less dependent on such business than it is on sales to foodservice, retail and industrial customers.

COMPETITORS

Libbey's business is highly competitive, with the principal competitive factors being customer service, brand name, product quality, new product development, delivery time and price. Competitors in glass tableware include among others Arc International, a private French company; Indiana Glass Company (a unit of Lancaster Colony Corporation); Oneida Ltd.; Anchor Hocking (a unit of Newell Rubbermaid Inc.) and Bormioli Rocco Group. Arc International distributes glass tableware to U.S. foodservice customers through its subsidiary, Cardinal International, Inc. Indiana Glass Company manufactures in the United States and sells glassware. Oneida Ltd. operates by sourcing glass tableware from foreign manufacturers, including Pasabahce (Turkey) and Schott (Germany). Anchor Hocking is primarily a supplier of glass beverageware and bakeware to retail and industrial markets in the U.S. Bormioli Rocco Group manufactures glass tableware in Europe and most of its sales are to retail and foodservice customers in Europe. In recent years, Libbey has experienced increasing competition from foreign glass tableware manufacturers, including Arc International (France), Kedaung (Indonesia), and Pasabahce (Turkey) as well as various factories from the People's Republic of China. In addition, other materials, such as plastics, also compete with glassware.

Competitors in U.S. ceramic dinnerware include, among others, Homer Laughlin (a private U.S. company) and Rego China and Buffalo China (brands of Oneida Ltd.). Competitors in metal flatware are Oneida Ltd. and various importing companies. Competitors in plastic products are, among others, Cambro Manufacturing Company (a private U.S. company) and Carlisle Companies Incorporated. Some of Libbey's competitors have the ability to produce products at a lower cost and/or have substantially greater financial and other resources than Libbey.

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

SEASONALITY

Due primarily to the impact of consumer buying patterns and production activity, Libbey's profits tend to be strongest in the third quarter and weakest in the first quarter of each year. As a consequence, profits historically range between 30% and 50% in the first half of each year and 50% to 70% in the second half of the year.

ENVIRONMENTAL MATTERS

Libbey's operations, in common with those of industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Libbey has shipped, and continues to ship, waste materials for off-site disposal. However, Libbey is not named as a potentially responsible party with respect to any waste disposal site matters pending prior to June 24, 1993, the date of Libbey's initial public offering and separation from Owens-Illinois, Inc. (Owens-Illinois). Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which Libbey may also have shipped wastes and bears some responsibility. Owens-Illinois has agreed to defend and hold harmless the Company against any costs or liabilities it may incur in connection with any such matters identified and pending as of June 24, 1993 and to indemnify it for any liability which results from these matters in excess of $3 million. Libbey believes that if it is necessary to draw upon this indemnification, collection is probable.

Pursuant to this indemnification agreement, Owens-Illinois is defending the Company with respect to the King Road landfill. In January 1999, a suit was instituted by the Board of Lucas County Ohio Commissioners against Owens-Illinois, the Company and numerous other defendants (59 companies named in the complaint as potentially responsible parties) in the United States District Court for the Northern District of Ohio seeking to recover contribution for past and future costs incurred by the County in response to the release or threatened release of hazardous substances at the King Road landfill formerly operated and closed by the County. The complaint was dismissed without prejudice in October 2000 and at the time of the dismissal, it was anticipated the suit would be refiled at a future date when more information as to the appropriate environmental remedy becomes available. However, as of this date, refiling of the suit does not appear imminent. In view of the uncertainty as to refiling of the suit, the numerous defenses which may be available against the County on the merits of its claim for contribution, the uncertainty as to the environmental remedy, and the uncertainty as to the number of potentially responsible parties, at the present time it is not possible to quantify any exposure the Company may have at King Road.

Subsequent to June 24, 1993, Libbey has been named a potentially responsible party at four other sites, all of which have been settled for immaterial amounts. No further sums are expected to be paid with respect to these sites unless unusual and unanticipated contingencies occur.

On October 10, 1995, Syracuse China Company, a wholly owned subsidiary of the Company, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China. The Pfaltzgraff Co. entered into an Order on Consent effective November 1, 1994, with the New York State Department of Environmental Conservation (DEC) which requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. As part of the Asset Purchase Agreement, Syracuse China Company agreed to share a part of the remediation and related expense up to a maximum of 50% of such costs with a maximum limit for Syracuse China Company of $1,350,000 that has been paid. Notwithstanding the foregoing, Syracuse China Company is not a party to the decree. Construction of the approved remedy began in 2000 and was substantially completed in 2003.

In addition, Syracuse China Company has been named as a potentially responsible party by reason of its potential ownership of certain property adjoining its plant, which has been designated a sub-site of a superfund site. Libbey believes that any contamination of such sub-site was caused by and will be remediated by other parties at no cost to Syracuse China. Such other parties have acquired ownership of the sub-site, which should end any responsibility of Syracuse China with respect to the sub-site. In any event, any expense with respect to such sub-site for which Syracuse China may be deemed responsible would likely be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.

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

Capital expenditures for property, plant and equipment for environmental control activities were not material during 2003. Libbey believes that it is in material compliance with all federal, state and local environmental laws, and Libbey is not aware of any regulatory initiatives that would be expected to have a material effect on Libbey's products or operations.

NUMBER OF EMPLOYEES

Libbey employed approximately 3,800 persons at December 31, 2003. A majority of the glass tableware employees are U.S.-based hourly workers covered by six collective bargaining agreements that were entered into in the fourth quarter of 2001 and expire at various times during the second half of 2004 at two manufacturing locations and the fourth quarter of 2006 at a third manufacturing location. In June 2003, the American Flint Glass Workers Union (AFGWU) merged with the United Steel Workers Union (USWA). As a result, of the Company's six collective bargaining agreements for the U.S.-based hourly glass tableware workers, four bargaining agreements are now members of the USWA. Substantially all Royal Leerdam employees are covered by a collective bargaining agreement expiring in July 2004. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement that expires in March 2006. Libbey considers its employee relations to be good.

PUBLIC FILINGS

Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available for no charge through the Company's website at www.libbey.com.

ITEM 2. PROPERTIES

The following information sets forth the location and size of the Company's principle manufacturing and warehousing facilities at December 31, 2003. The Company also operates warehousing facilities at or near each of its manufacturing facilities as well as at the warehousing centers set forth below:

                                                         Square Feet
                                                         -----------
      Location                                       Owned         Leased
      --------                                       -----         ------
      Toledo, Ohio:
             Manufacturing                          974,000             --
             Warehousing                            988,000        492,000

      City of Industry, California:
             Manufacturing                          288,000             --
             Warehousing                             60,000        307,000

      Shreveport, Louisiana:
             Manufacturing                          549,000             --
             Warehousing                            204,000        994,000

      Syracuse, New York:
             Manufacturing                          549,000             --
             Warehousing                             97,000         10,000

      Dane, Wisconsin:
             Manufacturing                           56,000             --
             Warehousing                             62,000          7,000

      Leerdam, Netherlands:
             Manufacturing                          162,000
             Warehousing                            184,000        255,000

      Warehousing Centers

      Laredo, Texas                                 149,000        172,000
      West Chicago, Illinois                             --        125,000

The Company's headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations) and an outlet store (Toledo, Ohio) are located in leased space.

All of the Company's manufacturing properties are currently being utilized for their intended purpose and are owned by the Company. The Company believes that its manufacturing facilities are well maintained and adequate for its planned production requirements at those facilities over the next three to five years.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings arising in the ordinary course of its business. No pending legal proceeding is deemed to be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and the ages, positions and offices held (as of the date hereof), and a brief account of the business experience of each executive officer of the Company.

NAME                                                   AGE         POSITION
----                                                   ---         --------
John F. Meier                                          56          Chairman of the Board and Chief Executive Officer since June
Chairman and Chief                                                 1993; Executive Vice President and General Manager from December
Executive Officer                                                  1990 to June 1993.

Richard I. Reynolds                                    57          Executive Vice President and Chief Operating Officer since
Executive Vice President and Chief Operating                       November 1995; Vice President and Chief Financial Officer from
Officer                                                            June 1993 to November 1995; Vice President and Director of
                                                                   Finance and Administration from January 1989 to June 1993.

Arthur H. Smith                                        68          Vice President, General Counsel and Secretary since June 1993;
Vice President, General                                            Secretary of the Company since 1987 and Senior Counsel and
Counsel and Secretary                                              Assistant Secretary of Owens-Illinois, Inc. from 1987 to June
                                                                   1993.

Kenneth G. Wilkes                                      46          Vice President, General Manager International Operations since
Vice President, General Manager International                      May 2003; Vice President and Chief Financial Officer from
Operations                                                         November 1995 to May 2003; Vice President and Treasurer from
                                                                   August 1993 to November 1995.

Scott M. Sellick                                       41          Vice President and Chief Financial Officer since May 2003. From
Vice President and Chief Financial Officer                         May 2002 to May 2003, Director of Accounting and Taxation. From
                                                                   August 1997 to May 2002, Director of Taxation.

Kenneth A. Boerger                                     45          Vice President and Treasurer since July 1999. From 1994 to July
Vice President and Treasurer                                       1999, Corporate Controller and Assistant Treasurer. From 1980 to
                                                                   1994 held various financial and accounting positions.

John A. Zarb                                           52          Vice President and Chief Information Officer since April 1996.
Vice President and Chief Information Officer

Daniel P. Ibele                                        43          Vice President, General Sales Manager since March 2002; Vice
Vice President, General Sales Manager                              President, Marketing and Specialty Operations from September 1997 to March 2002; Vice President and Director of Marketing from 1995 to 1997. From 1983 to 1995 held various marketing and sales positions.

Timothy T. Paige                                       46          Vice President-Administration since December 2002; Vice President
Vice President-Administration                                      and Director of Human Resources from January 1997 to December
                                                                   2002; Director of Human Resources from May 1995 to January 1997.

Susan A. Kovach                                        44          Vice President, Associate General Counsel since December 2003.
Vice President, Associate General Counsel                          From 2001 to 2003 was a partner in Dykema Gossett, PLC. From
                                                                   1998 to 2000 was Vice President, General Counsel and Corporate
                                                                   Secretary at Omega Worldwide, Inc. From 1997 to 2001, held the same position at Omega Healthcare Investors, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company's common stock on the New York Stock Exchange as reported by the New York Stock Exchange was as follows:

                                                ----------------------          ----------------------
                                                         2003                            2002
                                                 HIGH            LOW             High            Low
                                                ------          ------          ------          ------
          First Quarter                         $27.50          $22.08          $40.10          $31.35
          Second Quarter                        $25.40          $20.30          $40.00          $32.88
          Third Quarter                         $29.65          $22.70          $34.08          $26.80
          Fourth Quarter                        $29.89          $26.23          $31.86          $23.72
                                                ------          ------          ------          ------

On March 1, 2004, there were 965 registered common shareholders of record. The Company paid a regular quarterly cash dividend of $.075 per share beginning with the fourth quarter of 1993 through 2002. In January 2003, the Company increased its regular quarterly dividend from $.075 per share to $.10 per share. Therefore, in 2003, the Company paid $.10 per share per quarter, or an annual amount of $.40 per share, in dividends. The declaration of future dividends is within the discretion of the Board of Directors of the Company and will depend upon, among other things, business conditions, earnings and the financial condition of the Company.

EQUITY COMPENSATION PLAN INFORMATION:

-----------------------------------------------------------------------------------------------------------------------------
                                       Number of securities to be
                                         issued upon exercise of      Weighted average exercise        Number of securities
                                          outstanding options,      price of outstanding options,     remaining available for
Plan Category                              warrants and rights           warrants and rights             future issuance*
-------------                          --------------------------   -----------------------------     -----------------------
                                                   (a)                           (b)                            (c)
                                       --------------------------   -----------------------------     -----------------------
Equity compensation plans approved
by security holders                             1,410,176                       $29.60                        424,429

Equity compensation plans not
approved by security holders                        0                             0                              0
                                       --------------------------   -----------------------------     -----------------------
Total                                           1,410,176                       $29.60                        424,429
                                       ==========================   =============================     =======================

*This total includes 395,565 securities available for future issuance under the Libbey Inc. 2002 Employee Stock Purchase Plan (ESPP) as of December 31, 2003. The amount of securities available for issue under this plan will increase each year by up to 100,000 common shares commencing January 1, 2004 and ending January 1, 2012 to an aggregate maximum of 1,350,000 common shares subject to issuance under the plan. As of December 31, 2003, there were no options, warrants or rights outstanding to purchase securities under this plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:

Dollars in thousands, except per-share amounts         2003(e)          2002 (d)         2001            2000            1999
----------------------------------------------        --------         ---------       ---------       ---------       --------
OPERATING RESULTS
Net sales                                             $513,632         $ 433,761       $ 419,594       $ 441,828       $460,592
Freight billed to customers                              1,965             1,732           2,085           2,274          2,609
Total revenues                                         518,619           437,897         425,420         448,786        467,598
Cost of sales                                          407,391           327,565         307,255         306,003        324,242
Selling, general and administrative expenses            68,479            56,631          55,716          61,185         64,131
Capacity realignment charges                                --                --              --              --            991
Income from operations                                  42,749            53,701          62,449          81,598         78,234
Equity earnings - pretax                                 4,429             6,379           6,384          12,016          8,857
Expenses related to abandoned acquisition                   --           (13,634)             --              --             --
Other income (expenses)                                    462            (1,510)           (241)           (919)            13
Earnings before interest and income taxes (EBIT)        47,640            44,936          68,592          92,695         87,104
Interest expense -- net                                 13,436             8,263           9,360          12,216         12,501
Income before income taxes                              34,204            36,673          59,232          80,479         74,603
Provision for income taxes                               5,131             8,618          19,840          33,613         31,175
Net income (d)                                          29,073            28,055          39,392          46,866         43,428
Net cash provided by operating activities               28,366            54,205          51,308          36,898         68,956

PER-SHARE AMOUNTS
Basic net income                                          2.12              1.84            2.58            3.07           2.69
Diluted net income                                        2.11              1.82            2.53            3.01           2.64
Dividends paid                                            0.40              0.30            0.30            0.30           0.30

OTHER INFORMATION
EBIT                                                    47,640            44,936          68,592          92,695         87,104
Depreciation                                            25,457            17,262          15,157          14,055         14,717
Amortization (d)                                         2,652             1,881           3,686           4,297          4,036
                                                      --------         ---------       ---------       ---------       --------
EBITDA (f)                                              75,749            64,079          87,435         111,047        105,857
                                                      ========         =========       =========       =========       ========
Capital expenditures                                    24,874            16,739          35,241          18,096          9,428
Dividends paid                                           5,506             4,574           4,588           4,569          4,821
Employees (average) (c)                                  3,838             3,510           3,218           3,270          3,552

BALANCE SHEET DATA
Total assets                                           551,116           524,527         468,082         446,707        434,395
Working capital (a)                                    108,062            83,260          83,421          95,177         77,794
Long-term debt (b)                                     230,207           188,403           2,517         151,404        170,000
Shareholders' equity                                   139,857           140,218         165,365         133,271         91,843

(a)   Current assets less current liabilities excluding short-term debt.

(b) At December 31, 2001, the company classified $143.0 million of debt outstanding under its bank facility as short term which was refinanced on a long-term basis in April 2002.

(c)   In 2003 and 2002, includes Traex and Royal Leerdam employees.

(d) Effective January 1, 2002, the company adopted SFAS 142, "Goodwill and Other Intangible Assets." The detail of the impact of the adoption are disclosed in Note 2 to the Consolidated Financial Statements.

(e) In 2003, includes full year impact of Traex and Royal Leerdam, both acquired in December 2002.

(f) The Company believes that EBITDA (earnings before interest, taxes, depreciation and amortization), a non-GAAP financial measure, is a useful metric for evaluating its financial performance because of its focus on the Company's results from earnings before interest, taxes, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL FINANCIAL DATA

The following table presents certain results of operations data for Libbey for the periods indicated:

YEAR ENDED DECEMBER 31,
(dollars in thousands)                            2003           2002           2001
----------------------                          --------       --------       --------
Net sales                                       $513,632       $433,761       $419,594
Gross profit                                    $108,206       $107,928       $114,424
   as a percent of sales                            21.1%          24.9%          27.3%
Income from operations                          $ 42,749       $ 53,701       $ 62,449
   as a percent of sales                             8.3%          12.4%          14.9%
Earnings before interest  and income taxes      $ 47,640       $ 44,936       $ 68,592
   as a percent of sales                             9.3%          10.4%          16.3%
Net income                                      $ 29,073       $ 28,055       $ 39,392
   as a percent of sales                             5.7%           6.5%           9.4%
                                                --------       --------       --------

For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following should be read in conjunction with the audited Consolidated Financial Statements and Notes. Management is not aware of any events or uncertainties that are likely to have a material impact on the Company's prospective results of operations or financial condition; however, major slowdowns in the retail, travel, or entertainment industries could result from the impact of armed hostilities or any other international or national calamity, including any act of terrorism. Additional risk factors are discussed in Other Information in the section "Qualitative and Quantitative Disclosures about Market Risk."

RESULTS OF OPERATIONS

COMPARISON OF 2003 WITH 2002 Net sales for 2003 increased 18.4% to $513.6 million from $433.8 million in 2002. The increase in sales was attributable to the sales of Royal Leerdam and Traex, both acquired in December 2002. In addition, the Company had strong second half sales to glassware customers. For 2003, despite a sluggish first half, sales excluding these acquisitions were within 0.3% of the prior year. Sales outside of the United States were $116.5 million in 2003, compared to $46.1 million in 2002. Over $60 million was due to the acquisition of Royal Leerdam, whose sales are mainly to customers located outside of the United States. Excluding Royal Leerdam sales, export sales increased to $53.6 million, or 16% as compared to the prior-year period primarily as the result of increased sales to Canadian customers.

GROSS PROFIT (defined as net sales plus freight billed to customers less cost of sales) increased slightly to $108.2 million compared to $107.9 million in the prior year. The decline in gross profit margin is primarily due to greater sales of products with lower profit margins in addition to higher natural gas costs of over $6.2 million and additional costs (mostly non-cash) for pension and postretirement medical costs of $5.4 million.

INCOME FROM OPERATIONS decreased to $42.7 million in 2003 from $53.7 million in 2002. The Company had higher selling, general and administrative expenses in 2003 of $11.8 million, of which $10.8 million was attributable to the acquisitions of Royal Leerdam and Traex. Selling, general and administrative expenses were 13.3% of net sales in 2003 as compared to 13.1% of net sales in the prior-year period

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) were $47.6 million, compared to $44.9 million in the prior year, and as a percent of net sales were 9.3% as compared to 10.4% in the year-ago period. The prior period included $13.6 million of expenses related to an abandoned acquisition. Equity earnings from Vitrocrisa, the Company's joint venture in Mexico, were $4.4 million on a pretax basis as compared with $6.4 million pretax in the year-ago period primarily as the result of higher natural gas costs and lower activity levels. Other income in 2003 was $0.5 million as compared to expense of $1.5 million in the year-ago period. The 2002 expense was attributable to a write-down in value of an advance made to a supplier.

NET INCOME was $29.1 million, or $2.11 per diluted share, compared with $28.1 million, or $1.82 per diluted share in the year-ago period. The weighted average diluted shares outstanding decreased approximately 1.7 million, primarily as a result of the Company's repurchase of 1.5 million shares in March of 2003. Interest expense increased $5.2 million primarily as the result of higher debt and the issuance of $100 million of privately placed senior notes, of which $80 million had an average interest rate of 4.65% and an initial average maturity of
8.4 years. The higher debt was the result of over $60 million in funding for acquisitions and $38.9 million in share repurchases. The effective tax rate declined to 15.0% from 23.5%. The 2003 effective tax rate of 15.0% was primarily attributable to a tax restructuring whereby the undistributed earnings of the Company's joint venture in Mexico will be permanently reinvested outside of the United States, which eliminated the need for previously established net deferred U.S. income tax liability on those undistributed earnings. The effective tax rate in 2002 of 23.5% is primarily attributable to lower Mexican tax, the elimination of non-deductible goodwill amortization and an adjustment to estimated U.S. income tax accruals. The reduction in Mexican tax is primarily attributable to deferred tax adjustments and reduced statutory tax rates in Mexico. As detailed in Table 1 below, net income per diluted share excluding tax adjustments was $1.71 for 2003, as compared with $1.57 per diluted share for 2002. The Company expects the effective tax rate for 2004 to be approximately 34%. In 2002, net income included expenses associated with an abandoned acquisition as further disclosed in Note 3 to the Consolidated Financial Statements. These expenses totaled $13.6 million, less a tax effect of $5.1 million, or an after-tax impact of $8.5 million, or $0.55 per diluted share as noted in Table 2. Due to the unusual nature and magnitude of the tax adjustment and expenses related to the abandoned acquisition, management believes exclusion of these expenses is necessary for a more meaningful comparison of net income.

COMPARISON OF 2002 WITH 2001 Net sales for 2002 increased 3.4% to $433.8 million from $419.6 million in 2001. A 19% increase in sales to retail customers was a key contributor. This increase more than offset lower sales to industrial customers which are primarily candle companies. Foodservice sales were up slightly for the year and showed solid growth in the fourth quarter. Libbey's non-U.S. sales were $46.1 million, a decrease of 3.4% compared to 2001.

GROSS PROFIT (defined as net sales plus freight billed to customers less cost of sales) declined 5.7% to $107.9 million, compared to $114.4 million in 2001 and, as a percent of net sales, was 24.9% in 2002 as compared to 27.3% in 2001. The decline in gross profit margin is primarily due to greater sales of products with lower profit margins, lower pension income, higher nonpension postretirement expense and higher manufacturing labor expenses. Lower pension income and higher nonpension postretirement expense reduced gross profit by $4.1 million in 2002 compared to the prior year.

INCOME FROM OPERATIONS decreased to $53.7 million in 2002 from $62.4 million in 2001 and, as a percent of net sales, was 12.4% in 2002 compared to 14.9% in 2001. This reduction was the result of lower gross profit, higher lease cost of $1.2 million related to the Company's corporate offices in 2002 and higher general and administrative expenses. Lower pension income and an increase in nonpension postretirement expense were the primary factors in the increase in general and administrative expenses which reduced income from operations by $0.3 million. In 2002, the Company recorded lower expenses related to the amortization of intangibles pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) of $1.1 million, which partially offset the higher general and administration expenses.

EARNINGS BEFORE INTEREST AND INCOME TAXES (EBIT) were $44.9 million compared to $68.6 million in 2001 and, as a percent of net sales, were 10.4% as compared to 16.3% in the year-ago period. In addition to the lower income from operations, the most significant factor in the reduction was a $13.6 million pretax expense related to the legal, advisory and financing fees associated with the abandoned acquisition of Anchor Hocking as further disclosed in Note 3 to the Consolidated Financial Statements. The Company's earnings from equity affiliates remained flat at $6.4 million pretax compared to 2001. The Company's equity affiliates are primarily its investment in Vitrocrisa, the Company's joint venture in Mexico. Vitrocrisa's performance was impacted by a sluggish economy in Mexico and increased competition from foreign markets. Other expenses increased to $1.5 million from $0.2 million in the prior-year period, largely as a result of a write-down in the value of an advance made to a supplier.

NET INCOME was $28.1 million, or $1.82 per share on a diluted basis, compared to $39.4 million or $2.53 per share on a diluted basis in the year-ago period. As a percent of net sales, net income was 6.5% in 2002 compared to 9.4% in 2001. Excluding the expenses related to the abandoned acquisition, net income and diluted earnings per share for 2002 would have been $36.6 million and $2.37, respectively as detailed in Table 2. Due to the unusual nature and magnitude of the expenses related to the abandoned acquisition, management believes exclusion of these expenses is necessary for a more meaningful comparison of net income to 2001. The Company experienced lower interest expense and income taxes in 2002 compared to prior year. Interest expense was due to lower average debt levels and a decline in interest rates. The Company's effective tax rate declined to 23.5% in 2002 from 33.5% in 2001. The reduction was primarily attributable to lower Mexican tax, the elimination of non-deductible goodwill amortization and an adjustment to estimated U.S. income tax accruals. The reduction in Mexican tax is primarily attributable to deferred tax adjustments and reduced statutory tax rates in Mexico.

CAPITAL RESOURCES AND LIQUIDITY

Operating cash flow continues to be the Company's primary source of funds to finance operating needs, capital expenditures and shareholder dividends. This is supplemented by additional borrowings to provide funds to finance the share repurchase program and for acquisitions. The Company continues to generate substantial cash flow. Net cash provided by operating activities was $28.4 million in 2003 compared to $54.2 million in 2002. Trade working capital, defined as inventories and accounts receivable less accounts payable, increased $14.6 million as compared to year-end 2002. Total inventories increased $16.1 million from year-end 2002 to $125.7 million, partially as a result of the need to build inventories prior to planned furnace and machine rebuilds occurring in the first quarter of 2004. However, the Company decreased inventories by $3.5 million during the fourth quarter of 2003.

Capital expenditures were $24.9 million in 2003, compared with $16.7 million in 2002. Capital expenditures for 2004 are expected to be in the range of $35 to $40 million. The expenditures primarily relate to furnace and machine rebuild activity and investments in higher productivity and laborsaving machinery and equipment.

The Company repurchased 1,500,000 shares of its common stock in 2003 for $38.9 million pursuant to the Company's modified Dutch Auction tender offer. Since mid-1998, the Company has repurchased 5,125,000 shares for $140.7 million. At year-end 2003, authorization from the Company's Board of Directors remained for the purchase of an additional 1,000,000 shares. Starting in 2003, the repurchased common stock is being used by the Company to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for its employee 401(k) plans.

Libbey had total debt of $230.9 million at December 31, 2003, compared with $191.2 million at December 31, 2002. The increase was primarily attributable to the repurchase of its common stock, as discussed above. In early 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) as detailed in Note 9 to the Consolidated Financial Statements. The Agreement matures April 23, 2005, with the option to extend for two additional one-year periods. At December 31, 2003, Libbey had additional debt capacity of $117.4 million, including outstanding letters of credit of $4.6 million under its debt obligations, limited to the Company's performance against certain financial ratios.

On March 31, 2003, the Company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an initial average maturity of 8.4 years and a remaining average maturity of 7.7 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement. The Company is not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity. The Company believes that its cash from operations and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement. Libbey has entered into interest rate protection agreements with respect to $100 million of its debt. The average fixed rate of interest under these interest rate protection agreements is 5.8%, and the total interest rate, including applicable fees, is 7.6%. The average maturity of these interest rate protection agreements is 1.3 years at December 31, 2003.

Of Libbey's total outstanding indebtedness, $47.9 million is subject to fluctuating interest rates at December 31, 2003. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis.

In September 2001, the Company issued a $2.7 million promissory note in connection with the purchase of a warehouse facility. At December 31, 2003, the Company had $2.4 million outstanding on the promissory note. During 2004, $0.1 million of the principal is payable.

The following table presents the Company's existing contractual obligations and commercial commitments:

                                                ---------------------------------------------------------------
                                                                    Payments Due by Period
                                                ---------------------------------------------------------------
              Contractual                                                     2 - 3         4 - 5       After 5
              Obligations                        Total         1 Year         Years         Years        Years
              -----------                       ------         ------         -----         -----       -------
Debt                                            $230.9           $0.7        $128.2         $25.3        $76.7
Long term operating leases                        20.1            6.8           6.8           3.9          2.6
                                                ------           ----        ------         -----        -----
Total obligations                               $251.0           $7.5        $135.0         $29.2        $79.3
                                                ======           ====        ======         =====        =====

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Libbey believes that of its significant accounting policies (see Note 2 to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity. As part of the regular review of the financial reporting of the Company, senior management has reviewed the Critical Accounting Policies and Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of the Board of Directors.

DERIVATIVES

Libbey holds derivative financial instruments to hedge certain of its interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. These derivatives have been designated as cash flow hedges and qualify for hedge accounting as discussed in detail in Notes 2, 9 and 11 to the Consolidated Financial Statements. As such, the fair value of these cash flow hedges are recorded on the balance sheet at fair value with a corresponding change in accumulated other comprehensive income (loss), net of related tax effects. The Company does not participate in speculative derivatives trading. While Libbey intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Information about fair values, notional amounts and contractual terms of these instruments can be found in Notes 2, 9 and 11 to the Consolidated Financial Statements and the section titled "Qualitative and Quantitative Disclosures About Market Risk."

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate, natural gas and foreign currency hedges as the counterparts are established financial institutions.

PENSION PLANS AND NONPENSION POSTRETIREMENT BENEFITS

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS No. 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The U.S. pension plans cover the hourly and salary U.S.-based employees of the Company, including the SERP, which is an unfunded liability. The non-U.S. pension plans cover the employees of the Company's wholly owned subsidiaries, Royal Leerdam and Leerdam Crystal, both located in the Netherlands.

A significant element in determining the Company's pension expense (income) in accordance with SFAS No. 87 is the expected return on plan assets. The Company assumes that the expected long-term rate of return on plan assets for U.S. plans will be 9.0% and for non-U.S. plans 6.5%. Since the U.S. pension plans' inception in 1993, the Company's pension plan assets have earned an average annual return of 10.5%. A change of .50% in the expected long-term rate of return on plan assets will change total pension expense (income) by approximately $1.2 million based on year-end data. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension expense (income). The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income). The U.S. pension plan assets have earned an actual rate of return in 2003 of 23.8%. Pension expense for the U.S. plans in 2004 is expected to be $4.4 million compared to $1.4 million in 2003 and income of $(3.7) million in 2002. For the non-U.S. pension plans, pension expense in 2004 is expected to be immaterial; the expense in 2003 was $0.2 million. This is a result of the lower return on plan assets, additional benefits granted to unionized employees during labor negotiations in 2001 and a change in the discount rate discussed below.

At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the current year. In estimating this rate, the Company reviews rates of return on high quality, fixed-income investments as a benchmark. At December 31, 2003, the Company determined this rate to be 6.25%, compared to 6.75% in 2002 for the U.S pension plans and 5.6% for the non-U.S. pension plans in 2003 and 2002. The effect of each .50% change in the discount rate would effect total pension expense by approximately $1.0 million.

The Company has not made contributions to the U.S. pension plans since their inception in 1993. The Company contributed $1.3 million in 2003 to the non-U.S. pension plans. The Company anticipates making cash contributions for approximately $0.1 million for the U.S. pension plans and $1.4 million for the non-U.S. pension plans in 2004. It is difficult to estimate potential cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time.

At December 31, 2003, the fair value of the Company's U.S. pension assets was $197.4 million compared to $172.8 million at the end of 2002. For the non-U.S. pension plans, the fair value of the Company's pension assets was $28.3 million at December 31, 2003.

The Company also provides certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried and hourly employees which are accounted for in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of Company retirees who had retired as of June 24, 1993. The U.S. nonpension postretirement plans cover the hourly and salary U.S.-based employees of the Company. The non-U.S. nonpension postretirement plans cover the former retirees and active employees of the Company, located in Canada.

The Company uses various actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for its retiree health plan. In estimating the discount rate, the Company reviews rates of return on high quality, fixed-income investments as a benchmark. At December 31, 2003, the Company determined this rate to be 6.25% compared to 6.75% in 2002 for the U.S. plans. The non-U.S. plans were 6.00% in 2003 and 6.25% in 2002. The effect of a .50% change in the discount rate would effect total health care expense by $0.2 million. Assumed health care cost inflation is based on an initial rate of 10.0%, decreasing to an ultimate rate of 5.0% over five years for the U.S. nonpension postretirement plans. For the non-U.S. nonpension postretirement plans, the assumed health care cost inflation is based on an initial rate of 9.0%, decreasing to an ultimate rate of 5.0% over eight years. A one percent change in these rates would have changed the U.S. and non-U.S. nonpension postretirement expense by a total of $0.2 million.

In 2003, the Company recorded total expense for nonpension postretirement benefit costs of $1.6 million, as compared to $0.9 million in 2002. The Company expects to record an expense of $1.9 million in 2004 for nonpension postretirement benefit costs.

REVENUE RECOGNITION

Revenue is recognized when products are shipped, and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. The Company estimates returns, discounts and incentives at the time of sale based on the terms of the agreements and historical experience. The Company continually evaluates the adequacy of these methods used to estimate returns, discounts and incentives. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," shipping and handling costs billed customers are included in total revenues and the related costs are included in cost of sales in the Consolidated Statement of Income.

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

Table 1

In accordance with U.S. Securities and Exchange Commission (SEC) Regulation G, the following table provides non-GAAP measures used in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the reconciliation to the most closely related Generally Accepted Accounting Principles (GAAP) measure. Management believes this provides investors with a more complete understanding of underlying results in the Company's core business.

              RECONCILIATION OF NON-GAAP MEASURES FOR INCOME TAXES
                (Dollars in thousands, except per-share amounts)

                                                                         Twelve months ended December 31,
                                                                         2003            2002            2001
                                                                         ----            ----            ----
      Reported net income                                             $   29,073      $   28,055      $   39,392
      Tax adjustment                                                       5,472           3,851              --
                                                                      ----------      ----------      ----------
      Net income excluding tax adjustment                             $   23,601      $   24,204      $   39,392
                                                                      ==========      ==========      ==========
      Basic earnings per share:
           Reported net income                                        $     2.12      $     1.84      $     2.58
           Tax adjustment                                                   0.40            0.25              --
                                                                      ----------      ----------      ----------
           Net income per share excluding tax adjustment              $     1.72      $     1.59      $     2.58
                                                                      ==========      ==========      ==========
      Diluted earnings per share:
           Reported net income                                        $     2.11      $     1.82      $     2.53
           Tax adjustment                                                   0.40            0.25              --
                                                                      ----------      ----------      ----------
           Net income per diluted share excluding tax
           adjustment                                                 $     1.71      $     1.57      $     2.53
                                                                      ==========      ==========      ==========

Table 2

In accordance with U.S. Securities and Exchange Commission (SEC) Regulation G, the following table provides non-GAAP measures used in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the reconciliation to the most closely related Generally Accepted Accounting Principles (GAAP) measure. Management believes this provides investors with a more complete understanding of underlying results in the Company's core business.

     RECONCILIATION OF NON-GAAP MEASURES FOR ABANDONED ACQUISITION EXPENSES
                (Dollars in thousands, except per-share amounts)

                                                               Twelve months ended December 31,
                                                              2003            2002            2001
                                                              ----            ----            ----
Reported net income                                        $   29,073      $   28,055      $   39,392
Expenses associated with abandoned acquisition                     --          13,634              --
Less tax effect                                                    --           5,126              --
                                                           ----------      ----------      ----------
Net income excluding expenses associated with
      abandoned acquisition                                $   29,073      $   36,563      $   39,392
                                                           ==========      ==========      ==========
Basic earnings per share:
      Reported net income                                  $     2.12      $     1.84      $     2.58
      Expenses associated with abandoned acquisition,
      net of related tax effects                                   --            0.55              --
                                                           ----------      ----------      ----------
      Net income per share excluding expenses
      associated with abandoned acquisition                $     2.12      $     2.39      $     2.58
                                                           ==========      ==========      ==========
Diluted earnings per share:
      Reported net income                                  $     2.11      $     1.82      $     2.53
      Expenses associated with abandoned acquisition,
      net of related tax effects                                   --            0.55              --
                                                           ----------      ----------      ----------
      Net income per diluted share excluding expenses
      associated with abandoned acquisition                $     2.11      $     2.37      $     2.53
                                                           ==========      ==========      ==========

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in currency values, although the majority of the Company's revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of the Company's products or that of Vitrocrisa compared to foreign competition; the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso; and impact of those changes on the earnings and cash flow of Vitrocrisa, expressed under accounting principles generally accepted in the United States.

The Company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $100 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the Company's borrowings related to the Rate Agreements at December 31, 2003, is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.3 years at December 31, 2003. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.9% at December 31, 2003. The Company had $47.9 million of debt subject to fluctuating interest rates at December 31, 2003. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

The fair value of the Company's Rate Agreements is determined using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company does not expect to cancel these agreements and expects them to expire as originally contracted. The fair market value for the Company's Rate Agreements at December 31, 2003, was $(5.5) million.

In addition to the Rate Agreements, the Company has other derivatives as discussed above and in Notes 2, 9 and 11 to the Consolidated Financial Statements. The Company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or item affects earnings. At December 31, 2003, approximately $3.4 million of unrealized net loss was recorded in accumulated other comprehensive income (loss).

OTHER INFORMATION

This document and supporting schedules contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Such statements only reflect the Company's best assessment at this time, and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "expect," "intend," "may," "planned," "potential," "should," "will," "would" or similar phrases. Such forward-looking statements involve risks and uncertainty; actual results may differ materially from such statements, and undue reliance should not be placed on such statements. Important factors potentially affecting the Company's performance include, but are not limited to:

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

      - increases in expenses associated with higher medical costs, increased pension expense associated with lower returns on pension investments and increased pension obligations;

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

      - increased competition from foreign suppliers endeavoring to sell glass tableware in the United States, Mexico and Europe, including the impact of lower duties for imported products;

      - whether the Company completes any significant acquisitions and whether such acquisitions can operate profitably.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
                                                                         ----
Report of Management                                                       22

Report of Independent Auditors                                             23

Consolidated Balance Sheets at December 31, 2003 and 2002                  24

For the years ended December 31, 2003, 2002 and 2001

       Consolidated Statements of Income                                   26
       Consolidated Statements of Shareholders' Equity                     27
       Consolidated Statements of Cash Flows                               28

Notes to Consolidated Financial Statements                                 29

Selected Quarterly Financial Data                                          51

REPORT OF MANAGEMENT

The management of Libbey Inc. (Libbey or the Company) is responsible for the contents of the financial statements, which are prepared in conformity with accounting principles generally accepted in the United States. The Consolidated Financial Statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the Form 10-K is consistent with that in the financial statements.

Libbey maintains a comprehensive accounting system that includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. However, there are inherent limitations in the effectiveness of any system of internal controls, and, therefore, Libbey takes other steps to maintain an effective internal control structure. These steps include an organization with clearly defined lines of responsibility and delegation of authority and comprehensive systems and control procedures. The role of the independent auditors is to provide an objective review of the financial statements and the underlying transactions in accordance with auditing standards generally accepted in the United States.

The Audit Committee of the Board of Directors, comprised solely of Directors who are "independent," as defined in Rule 10A-361 promulgated under the Securities Exchange Act of 1934, as amended, meets regularly with management and the independent auditors to ensure that their respective responsibilities are properly discharged. The independent auditors have full and free access to the Audit Committee.


/s/ John F. Meier

John F. Meier
Chairman of the Board and
Chief Executive Officer


/s/ Scott M. Sellick

Scott M. Sellick
Vice President and Chief Financial Officer

February 10, 2004

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LIBBEY INC.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated and combined financial statements of Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V. (corporations in which Libbey Inc. has a 49% equity interest). These statements were audited by other auditors whose reports have been furnished to us; and, insofar as our opinion on the consolidated financial statements relates to the amounts included for these companies, it is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with auditing standards generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2002 Libbey Inc. changed its method of accounting for goodwill.


                                                /s/ ERNST & YOUNG LLP

Toledo, Ohio
January 30, 2004

LIBBEY INC. CONSOLIDATED BALANCE SHEETS

December 31,                                                                          2003          2002
                                                                                    --------      --------
Dollars in thousands
ASSETS
Current assets:
     Cash                                                                           $  2,750      $  1,683
     Accounts receivable:
       Trade, less allowances of $5,604 and $6,310                                    53,333        46,308
       Other, less allowances of $1,556 and $1,482                                     3,789         3,636
                                                                                    --------      --------
                                                                                      57,122        49,944
     Inventories:
       Finished goods                                                                116,408       100,405
       Work in process                                                                 4,590         4,512
       Raw materials                                                                   3,859         3,169
       Operating supplies                                                                839         1,548
                                                                                    --------      --------
                                                                                     125,696       109,634

     Prepaid expenses and deferred taxes                                              10,610        13,487
                                                                                    --------      --------
Total current assets                                                                 196,178       174,748
Other assets:
     Repair parts inventories                                                          7,058         5,603
     Intangibles, net of accumulated amortization of $4,956 and $3,380                28,346        26,375
     Deferred software, net of accumulated amortization of $12,755 and $11,679         2,354         2,585
     Other assets                                                                      2,987         4,453
     Investments                                                                      87,574        87,847
     Goodwill                                                                         53,133        59,795
                                                                                    --------      --------
                                                                                     181,452       186,658
Property, plant and equipment at cost                                                327,741       300,690
     Less accumulated depreciation                                                   154,255       137,569
                                                                                    --------      --------
     Net property, plant and equipment                                               173,486       163,121
                                                                                    --------      --------
Total assets                                                                        $551,116      $524,527
                                                                                    ========      ========

See accompanying notes.

December 31,                                                                      2003            2002
                                                                                ---------       ---------
Dollars in thousands
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                              $     611       $   2,660
     Accounts payable                                                              40,280          31,633
     Salaries and wages                                                            14,096          14,670
     Accrued liabilities                                                           33,555          39,687
     Income taxes                                                                     185           5,498
     Long-term debt due within one year                                               115             115
                                                                                ---------       ---------
Total current liabilities                                                          88,842          94,263
Long-term debt                                                                    230,207         188,403
Deferred taxes                                                                     15,469          11,780
Pension liabilities                                                                17,092          28,655
Other long-term liabilities                                                        12,404          14,015
Nonpension postretirement benefits                                                 47,245          47,193
                                                                                ---------       ---------
Total liabilities                                                                 411,259         384,309

Shareholders' equity:
     Common stock, par value $.01 per share, 50,000,000 shares authorized,
     18,660,960 shares issued (18,256,277 shares issued in 2002)                      187             183
     Capital in excess of par value                                               300,378         293,537
     Treasury stock, at cost, 5,046,597 shares (3,625,000 in 2002)               (139,449)       (102,206)
     Retained earnings (deficit)                                                    4,154         (19,413)
     Accumulated other comprehensive loss                                         (25,413)        (31,883)
                                                                                ---------       ---------
Total shareholders' equity                                                        139,857         140,218
                                                                                ---------       ---------
Total liabilities and shareholders' equity                                      $ 551,116       $ 524,527
                                                                                =========       =========

See accompanying notes.

LIBBEY INC. CONSOLIDATED STATEMENTS OF INCOME

December 31,                                               2003            2002            2001
                                                        ---------       ---------       ---------
Dollars in thousands, except per-share amounts
REVENUES
     Net sales                                          $ 513,632       $ 433,761       $ 419,594
     Freight billed to customers                            1,965           1,732           2,085
     Royalties and net technical assistance income          3,022           2,404           3,741
                                                        ---------       ---------       ---------
Total revenues                                            518,619         437,897         425,420
Costs and expenses:
     Cost of sales                                        407,391         327,565         307,255
     Selling, general and administrative expenses          68,479          56,631          55,716
                                                        ---------       ---------       ---------
                                                          475,870         384,196         362,971
                                                        ---------       ---------       ---------
INCOME FROM OPERATIONS                                     42,749          53,701          62,449
Other income (expense):
     Equity earnings - pretax                               4,429           6,379           6,384
     Expenses related to abandoned acquisition                 --         (13,634)             --
     Other - net                                              462          (1,510)           (241)
                                                        ---------       ---------       ---------
                                                            4,891          (8,765)          6,143
                                                        ---------       ---------       ---------
Earnings before interest and income taxes                  47,640          44,936          68,592
Interest expense - net                                     13,436           8,263           9,360
                                                        ---------       ---------       ---------
Income before income taxes                                 34,204          36,673          59,232
Provision for income taxes                                  5,131           8,618          19,840
                                                        ---------       ---------       ---------
NET INCOME                                              $  29,073       $  28,055       $  39,392
                                                        =========       =========       =========

NET INCOME PER SHARE
     Basic                                              $    2.12       $    1.84       $    2.58
     Diluted                                            $    2.11       $    1.82       $    2.53
                                                        =========       =========       =========

See accompanying notes

LIBBEY INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                             Accumulated
                                                                                                                Other
                                                                                                               Compre-
                                           Common Stock     Capital in      Treasury Stock       Retained       hensive
                                        -----------------   Excess of    ---------------------   Earnings       Income
Dollars in thousands, except share        Shares   Amount   Par Value     Shares      Amount     (Deficit)      (Loss)      Total
amounts                                ----------  ------   ----------   ---------   ---------   ---------   ------------  --------
Balance January 1, 2001                17,858,102   $179     $284,930    2,647,400   $ (74,140)  $ (77,698)           --   $133,271
    Comprehensive income:
       Net income                                                                                   39,392                   39,392
       Effect of derivatives, net
          of $2,292 tax effect                                                                                  $ (4,742)    (4,742)
       Minimum pension liability,
          net of $137 tax effect                                                                                    (228)      (228)
                                                                                                                           --------
    Total comprehensive income                                                                                               34,422
    Stock options exercised               167,741      1        2,344                                                         2,345
    Income tax benefit on stock
          options                                               1,144                                                         1,144
    Purchase of treasury shares                                             42,000      (1,229)                              (1,229)
    Dividends -- $0.30 per share                                                                    (4,588)                  (4,588)
                                       ----------   ----     --------    ---------   ---------   ---------      --------   --------
Balance December 31, 2001              18,025,843    180      288,418    2,689,400     (75,369)    (42,894)       (4,970)   165,365
    Comprehensive income:
       Net income                                                                                   28,055                   28,055
       Effect of derivatives, net
          of $297 tax effect                                                                                        (493)      (493)
       Minimum pension liability,
          net of $15,919 tax effect                                                                              (26,419)   (26,419)
       Effect of exchange rate
          fluctuation                                                                                                 (1)        (1)
                                                                                                                           --------
    Total comprehensive income                                                                                                1,142
    Stock options exercised               230,434      3        3,298                                                         3,301
    Income tax benefit on stock
          options                                               1,821                                                         1,821
    Purchase of treasury shares                                            935,600     (26,837)                             (26,837)
    Dividends -- $0.30 per share                                                                    (4,574)                  (4,574)
                                       ----------   ----     --------    ---------   ---------   ---------      --------   --------
Balance December 31, 2002              18,256,277    183      293,537    3,625,000    (102,206)    (19,413)      (31,883)   140,218
    Comprehensive income:
       Net income                                                                                   29,073                   29,073
       Effect of derivatives, net
          of $1,128 tax effect                                                                                     1,871      1,871
       Minimum pension liability,
          net of $2,751 tax effect                                                                                 4,567      4,567
       Effect of exchange rate
          fluctuation                                                                                                 32         32
                                                                                                                           --------
    Total comprehensive income                                                                                               35,543
    Stock options exercised               404,683      4        5,383                                                         5,387
    Income tax benefit on stock
          options                                               1,458                                                         1,458
    Purchase of treasury shares                                          1,500,000     (38,918)                             (38,918)
    Issued treasury shares                                                 (78,403)      1,675                                1,675
    Dividends -- $0.40 per share                                                                    (5,506)                  (5,506)
                                       ----------   ----     --------    ---------   ---------   ---------      --------   --------
BALANCE DECEMBER 31, 2003              18,660,960   $187     $300,378    5,046,597   $(139,449)  $   4,154      $(25,413)  $139,857
                                       ==========   ====     ========    =========   =========   =========      ========   ========

See accompanying notes

LIBBEY INC. CONSOLIDATED STATEMENTS OF CASH FLOW

December 31,                                                                   2003           2002           2001
                                                                            ---------       --------       --------
Dollars in thousands
OPERATING ACTIVITIES
Net income                                                                  $  29,073       $ 28,055       $ 39,392
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation                                                          25,457         17,262         15,157
         Amortization                                                           2,652          1,881          3,686
         Net equity earnings                                                   (4,420)        (9,774)        (2,665)
         Nonpension postretirement benefit cost in excess of payments              52           (938)        (1,545)
         Loss (gain) on sale of land                                              148           (381)            --
         Deferred income taxes, less equity earnings portion                   (2,329)         4,040          7,394
         Other                                                                 (1,777)           354           (385)
Changes in operating assets and liabilities:
         Accounts receivable                                                   (5,632)         3,495          7,673
         Inventories                                                          (14,116)           (91)         7,570
         Prepaid expenses                                                         531           (186)          (469)
         Other assets                                                          (1,451)         5,330        (16,976)
         Accounts payable                                                       8,088         (6,095)         3,264
         Accrued liabilities                                                   (5,100)         5,886         (7,117)
         Other liabilities                                                     (2,810)         5,367         (3,671)
                                                                            ---------       --------       --------
Net cash provided by operating activities                                      28,366         54,205         51,308

INVESTING ACTIVITIES
Additions to property, plant and equipment                                    (24,874)       (16,739)       (35,241)
Dividends received from equity investments                                      4,900          4,659          4,918
Acquisitions (including acquisition-related costs, less cash acquired)           (513)       (62,046)            --
Other                                                                           1,410          3,523         (1,563)
                                                                            ---------       --------       --------
Net cash used in investing activities                                         (19,077)       (70,603)       (31,886)

FINANCING ACTIVITIES
Net bank credit facility activity                                             (66,254)        43,001         (8,404)
Payment of finance fees                                                          (663)          (815)            --
Senior notes                                                                  100,000             --             --
Other net borrowings                                                           (2,275)           145         (4,968)
Stock options exercised                                                         5,387          3,301          2,345
Treasury shares purchased                                                     (38,918)       (26,837)        (1,229)
Dividends                                                                      (5,506)        (4,574)        (4,588)
                                                                            ---------       --------       --------
Net cash (used in) provided by financing activities                            (8,229)        14,221        (16,844)
Effect of exchange rate fluctuations on cash                                        7             --             --
                                                                            ---------       --------       --------
Increase (decrease) in cash                                                     1,067         (2,177)         2,578
Cash at beginning of year                                                       1,683          3,860          1,282
                                                                            ---------       --------       --------
CASH AT END OF YEAR                                                         $   2,750       $  1,683       $  3,860
                                                                            =========       ========       ========

See accompanying notes

                                   LIBBEY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND PER-SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Libbey Inc. and all wholly owned subsidiaries (Libbey or the Company). The Company records its 49% interest in certain companies using the equity method. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS The Company operates in one business segment, tableware products. The Company designs, manufactures and markets an extensive line of high-quality, machine-made glass beverageware, other glass tableware, ceramic dinnerware and plastic items to a broad group of customers in the foodservice, retail, industrial and premium areas. Most of the Company's sales are to customers in North America and Europe. The Company also imports and distributes various products and has a 49% interest in Vitrocrisa Holding, S. de R.L. de C.V and related Mexican companies (Vitrocrisa), a glass tableware manufacturer in Mexico.

ACCOUNTS RECEIVABLE The Company records trade receivables when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgement of the probability of collecting accounts and management's evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

INVENTORY VALUATION The Company uses the last-in, first-out (LIFO) cost method of inventory valuation for 58.1% of its inventories in 2003 and 57.1% in 2002. If inventories valued on the LIFO method had been valued at standard or average costs, which approximate current costs, inventories would be higher than reported by $11,435 and $9,632 at December 31, 2003 and 2002, respectively. The remaining inventories are valued at either standard or average cost, which approximate current costs.

GOODWILL AND INTANGIBLES Goodwill results from the excess of purchase cost over the fair value of net assets acquired. Goodwill resulting from business combinations completed prior to December 31, 2001, was being amortized over 40 years.

Intangibles (excluding those discussed in Note 8) result from valuations assigned by independent appraisals for: future revenues from technical assistance agreements, trademarks and trade names acquired and other acquired intangibles.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and SFAS No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 142 requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently, if impairment indicators arise. Accounting Principles Board (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18), requires the Company's goodwill associated with equity method investees to be reviewed for impairment, if impairment indicators exist. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As required by SFAS No. 142, the Company determined that certain trademarks had an indefinite life and ceased amortization of these intangibles on January 1, 2002, and evaluated these indefinite-lived intangible assets as not being impaired. The Company also determined that certain technical assistance agreements should have their useful lives reduced to five years.

At December 31, 2003, the carrying value and accumulated amortization of amortized intangible assets totaled $2,516 and $4,809, respectively, and the carrying value of indefinite-lived intangible assets totaled $5,876. The weighted average remaining life on the amortizable intangible assets is 3.1 years at December 31, 2003. Future estimated amortization expense of amortizable intangibles is as follows: 2004 -- $810; 2005 -- $810; 2006 -- $762; 2007 -- $51
and 2008 -- $6.

Goodwill and other intangible assets are evaluated for impairment on an annual basis as of October 1st of each year. No impairment was indicated since the inception of SFAS No. 142. Goodwill decreased by $6,662 compared to December 31, 2002, as a result of the finalization of the purchase price allocations for the acquisitions that occurred in December 2002 and the change in exchange rates.

The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

Year ended December 31,                       2003            2002            2001
                                           ----------      ----------      ----------
Net Income:
  Reported net income                      $   29,073      $   28,055      $   39,392
  Goodwill amortization related to
    equity investments                             --              --           1,698
  Goodwill and trademark amortization              --              --           1,684
  Change in amortization of technical
    assistance agreements                          --              --            (564)
  Tax effect                                       --              --             (38)
                                           ----------      ----------      ----------
Adjusted net income                        $   29,073      $   28,055      $   42,172
                                           ==========      ==========      ==========

Basic earnings per share:
  Reported basic earnings per share        $     2.12      $     1.84      $     2.58
  Goodwill amortization related to
    equity investments                             --              --            0.11
  Goodwill and trademark amortization              --              --            0.11
  Change in amortization of technical
    assistance agreements                          --              --           (0.04)
  Tax effect                                       --              --              --
                                           ----------      ----------      ----------
Adjusted basic earnings per share          $     2.12      $     1.84      $     2.76
                                           ==========      ==========      ==========
Diluted earnings per share:
  Reported diluted earnings per share      $     2.11      $     1.82      $     2.53
  Goodwill amortization related to
    equity investments                             --              --            0.11
  Goodwill and trademark amortization              --              --            0.11
  Change in amortization of technical
    assistance agreements                          --              --           (0.04)
  Tax effect                                       --              --              --
                                           ----------      ----------      ----------
Adjusted diluted earnings per share        $     2.11      $     1.82      $     2.71
                                           ==========      ==========      ==========

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

SELF-INSURANCE RESERVES Self-Insurance reserves reflect the estimated liability for group health and workers' compensation claims not covered by third-party insurance. Workers' compensation accruals are recorded at the estimated ultimate payout amounts based on individual case estimates and estimates of incurred-but-not-reported losses developed from past experience. Group health accruals are based on estimates of incurred-but-not-reported estimates received from a third party administrator of the plan.

STOCK OPTIONS The Company has two stock option plans, which are described more fully in Note 10. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. No stock option is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.

Year ended December 31,                                    2003            2002            2001
                                                        ----------      ----------      ----------
Net Income:
  Reported net income                                   $   29,073      $   28,055      $   39,392

  Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                         1,373           1,511           1,277
                                                        ----------      ----------      ----------
Pro forma net income                                    $   27,700      $   26,544      $   38,115
                                                        ==========      ==========      ==========

Basic earnings per share:
   Reported basic earnings per share                    $     2.12      $     1.84      $     2.58

  Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                          0.10            0.10            0.09
                                                        ----------      ----------      ----------
Adjusted basic earnings per share                       $     2.02      $     1.74      $     2.49
                                                        ==========      ==========      ==========

Diluted earnings per share:
   Reported diluted earnings per share                  $     2.11      $     1.82      $     2.53

  Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                          0.10            0.10            0.08
                                                        ----------      ----------      ----------
Adjusted diluted earnings per share                     $     2.01      $     1.72      $     2.45
                                                        ==========      ==========      ==========

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

REVENUE RECOGNITION Revenue is recognized when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. The Company estimates returns, discounts and incentives at the time of sale based on the terms of the agreements and historical experience. The Company continually evaluates the adequacy of these methods used to estimate returns, discounts and incentives.

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

DERIVATIVES Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS Nos. 137 and 138. The Company holds derivative financial instruments to hedge certain of its interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting since the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these derivative instruments. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Derivatives are more fully discussed in Notes 9 and 11.

RESEARCH AND DEVELOPMENT Research and development expenses are fully charged to the Consolidated Statements of Income when incurred. Expenses for 2003, 2002 and 2001, respectively, were $2,051, $2,124, and $2,394.

FOREIGN CURRENCY TRANSLATION Effective January 1, 2001, the remaining activities of the Company's wholly owned Canadian sales subsidiary are recorded with the U.S. dollar as the functional currency. The 49% investment in Vitrocrisa is accounted for using the equity method with the U.S. dollar as the functional currency. The Company's wholly owned foreign subsidiaries, B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), Leerdam Crystal B.V. (Leerdam Crystal) and Libbey Europe B.V., are translated at current exchange rates and any related translation adjustments are recorded directly in shareholders' equity with the euro being the functional currency.

OTHER COMPREHENSIVE INCOME (LOSS) Other comprehensive income (loss) for the Company includes fair value changes of derivatives (net of tax), a net minimum pension liability in connection with pension obligations (net of tax) and exchange rate fluctuation. Disclosure of comprehensive income (loss) is incorporated into the Consolidated Statements of Shareholders' Equity for all years presented. Accumulated other comprehensive loss includes $3,364 and $5,235 for derivatives, $22,080 and $26,647 for minimum pension liability and $(32) and $1 for exchange rate fluctuation as of December 31, 2003 and 2002, respectively.

LONG-LIVED ASSETS Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides a single accounting model for long-lived assets which are to be disposed. The adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations or financial position since inception.

TREASURY STOCK Treasury stock purchases are recorded at cost. During 2003, 2002 and 2001, the Company purchased 1,500,000, 935,600, and 42,000 shares of stock at an average cost of $25.95, $28.68, and $29.26, respectively. The Company issued 78,403 shares from treasury stock in 2003 at an average cost of $21.36.

INCOME PER SHARE OF COMMON STOCK The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,                                         2003             2002             2001
                                                            -----------      -----------      -----------
Numerator for earnings per share -- net income that
   is available to common shareholders                      $    29,073      $    28,055      $    39,392
                                                            -----------      -----------      -----------

Denominator for basic earnings per share --
   weighted-average shares outstanding                       13,733,806       15,240,429       15,296,289

Effect of dilutive securities - employee stock options
   and employee stock purchase plan (ESPP) in 2002
   and 2003                                                      27,356          190,693          247,996

Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   conversions                                               13,761,162       15,431,122       15,544,285
                                                            -----------      -----------      -----------

Basic earnings per share                                    $      2.12      $      1.84      $      2.58
                                                            -----------      -----------      -----------

Diluted earnings per share                                  $      2.11      $      1.82      $      2.53
                                                            ===========      ===========      ===========

NEW ACCOUNTING STANDARDS In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation will significantly change current practices in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for this year's financial statements in Note 14 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The Interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003, for fiscal periods beginning after December 15, 2003. This Interpretation had no impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). This standard amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This standard had no impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This standard requires that certain financial instruments embodying obligations to transfer assets or issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This standard had no impact on the Company's financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132-revised), which requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and defined benefit other post retirement plans. The Company adopted the disclosure requirements of SFAS No. 132-revised as shown in Note 8.

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FAS No. 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Company has elected to defer accounting for the effects of the Act pending further consideration of the underlying accounting issues.

3. ACQUISITIONS

Abandoned Anchor Hocking Acquisition

In June of 2001, the Company entered into an agreement to acquire the Anchor Hocking operations of Newell Rubbermaid Inc. On June 10, 2002, the Company abandoned its proposed acquisition of the Anchor Hocking business in light of the challenge to the acquisition by the United States Federal Trade Commission
(FTC). As a result, the Company expensed costs of $13,634 in 2002 directly related to the abandoned acquisition. These costs, consisting primarily of professional and financing fees, represent all of the costs incurred in connection with the acquisition and due to the unusual nature of this event have been classified in Other income (expense) in the 2002 Consolidated Statement of Income.

Traex Acquisition

On December 2, 2002, the Company acquired substantially all the assets of the Traex business (Traex) from Menasha Corporation for $16.8 million in cash. Traex manufactures and markets a wide-range of plastic products, including ware washing and storage racks, trays, dispensers and organizers for the foodservice industry. Traex is located in Dane, Wisconsin. The operating results of Traex have been included in the Consolidated Statements of Income since the date of acquisition.

Royal Leerdam Acquisition

On December 31, 2002, the Company acquired the stock of Royal Leerdam for $44.1 million in cash from BSN Glasspack N.V. (BSN). Royal Leerdam manufactures and markets high-quality glass stemware. Royal Leerdam is located in Leerdam, the Netherlands. Since the acquisition was completed on December 31, 2002, there were no operating results included in the Consolidated Statements of Income for 2002. Results were included for 2003.

As part of the stock acquisition of Royal Leerdam, the Company obtained an option, for the price of one euro, to sell the stock of Leerdam Crystal (a wholly owned subsidiary of Royal Leerdam) back to BSN. Leerdam Crystal manufactures and markets various hand-made crystal items. In the fourth quarter of 2003, the Company entered into a Settlement and Amended Agreement with BSN where BSN converted (euro)1.6 million of outstanding indebtedness, owed by Leerdam Crystal to BSN, to equity. BSN then immediately sold the equity to Royal Leerdam for one euro. As a result, Royal Leerdam now owns 100% of the stock of Leerdam Crystal, and the results of operations for the entire year of 2003 relating to Leerdam Crystal are included in the Consolidated Statements of Income for 2003.

The purchase price allocations for the Traex and Royal Leerdam acquisitions were finalized during the fourth quarter of 2003. The primary changes in the finalization of the purchase price allocation were related to Royal Leerdam. Property, plant and equipment increased by $3.6 million, intangible assets (indefinite life) increased by $3.6 million and intangible assets (definite life) increased by $0.7 million. The aforementioned increases were the result of an independent appraisal, which was finalized during the fourth quarter of 2003. Due to the increases in assets, goodwill decreased by $7.9 million.

Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of acquisitions:

                                                                     2002
                                                                   -------
      Current assets (including cash of $382)                      $22,844
      Property, plant and equipment                                 42,242
      Intangible assets - amortizable                                1,124
      Intangible assets (indefinite life)                            4,168
      Goodwill                                                       8,641
      Other assets                                                   1,975
                                                                   -------
      Total assets acquired                                         80,994
                                                                   -------
        Less liabilities assumed:
           Current liabilities                                      10,316
           Long-term liabilities                                     7,737
                                                                   -------
      Total liabilities assumed                                     18,053
                                                                   -------

      Less acquisition-related costs                                 2,064
                                                                   -------

                                                                   -------
      Net cash paid to seller                                      $60,877
                                                                   =======

The pro forma unaudited results of operations for the years ended December 31, 2002 and 2001, assuming the acquisitions had been consummated as of January 1, 2001, are as follows:

Year ended December 31,                             2002                 2001
                                                -----------          -----------
Total revenues                                  $   505,216          $   490,072
Net Income                                           30,227               42,072
Net income per share:
     Basic                                      $      1.98          $      2.75
     Diluted                                    $      1.96          $      2.71
                                                ===========          ===========

The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated as of January 1, 2001 or of future operating results.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a 49% equity owner in Vitrocrisa, which manufactures, markets and sells glass tableware (beverageware, plates, bowls, serveware and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a domestic distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Summarized combined financial information for the Company's investments, accounted for by the equity method under U.S. GAAP, is as follows:

      December 31,                                2003              2002
                                                --------          --------
      Current assets                            $ 82,060          $ 93,311
      Non-current assets                         101,722           115,054
                                                --------          --------
         Total assets                            183,782           208,365
                                                --------          --------
      Current liabilities                        117,941            78,547
      Other liabilities                           37,093           100,063
                                                --------          --------
         Total liabilities                       155,034           178,610
                                                --------          --------
      Net assets                                $ 28,748          $ 29,755
                                                ========          ========

      Year ended December 31,                         2003            2002            2001
                                                   ---------       ---------       ---------
      Total revenues                               $ 183,650       $ 196,459       $ 200,692
        Cost of sales                                150,939         158,801         157,011
                                                   ---------       ---------       ---------
      Gross profit                                    32,711          37,658          43,681
         Operating expenses                           20,626          21,108          21,250
                                                   ---------       ---------       ---------
      Income from operations                          12,085          16,550          22,431
        Other income (expense)                          (662)           (435)          3,695
                                                   ---------       ---------       ---------
      Earnings before finance costs and taxes         11,423          16,115          26,126
        Interest expense                               5,036           6,127           7,855
        Translation gain (loss)                        2,652           3,030          (1,780)
                                                   ---------       ---------       ---------
      Earnings before income taxes                     9,039          13,018          16,491
        Income taxes                                      18          (6,928)          7,588
                                                   ---------       ---------       ---------
      Net income                                   $   9,021       $  19,946       $   8,903
                                                   =========       =========       =========

The Company reports pretax equity earnings in the Consolidated Statements of Income with related Mexican taxes included in the provision for income taxes. The net equity earnings are 49% of the consolidated joint venture's earnings before income taxes less income taxes as follows:

      Year ended December 31,              2003         2002         2001
                                          ------      -------       ------
      Pretax equity earnings              $4,429      $ 6,379       $6,384
      Mexican taxes                            9       (3,395)       3,719
                                          ------      -------       ------
      Net equity earnings                 $4,420      $ 9,774       $2,665
                                          ======      =======       ======

APB 18, "The Equity Method of Accounting for Investments in Common Stock" requires the Company's goodwill associated with equity method investees to be reviewed for impairment, if indicators of impairment exist. The Company has determined that the goodwill of $60.5 million at December 31, 2003, is not impaired. The difference between total earnings before income taxes in the combined information above and the Company's pretax equity earnings in 2001 is $1,698 due to amortization of goodwill related to these investments.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

December 31,                                            2003              2002
                                                      --------          --------
Land                                                  $ 17,199          $ 15,614
Buildings                                               51,485            47,578
Machinery and equipment                                239,104           218,375
Furniture and fixtures                                  13,952            13,851
Construction in progress                                 6,001             5,272
                                                      --------          --------
                                                       327,741           300,690
Less accumulated depreciation                          154,255           137,569
                                                      --------          --------
Net property, plant and equipment                     $173,486          $163,121
                                                      ========          ========

6. ACCRUED LIABILITIES

Accrued liabilities include accruals for employee medical and workers' compensation self-insurance of $4,887 and $5,652 and various customer incentive programs totaling $12,483 and $12,917 at December 31, 2003 and 2002, respectively.

7. INCOME TAXES

The provision for income taxes was calculated based on the following components of earnings before income taxes:

Year ended December 31,                    2003            2002            2001
                                         -------         -------         -------
United States                            $27,049         $31,202         $51,139
Foreign                                    7,155           5,471           8,093
                                         -------         -------         -------
Total earnings before tax                $34,204         $36,673         $59,232
                                         =======         =======         =======

The provision (credit) for income taxes consists of the following:

Year ended December 31,                   2003            2002            2001
                                        -------        --------        --------
Current:
    Federal                             $ 5,419        $  7,146        $  7,880
    Foreign                               1,105             740             679
    State and local                         540             645             560
                                        -------        --------        --------
Total current tax provision               7,064           8,531           9,119
                                        -------        --------        --------
Deferred:
    Federal                              (2,438)          3,439           8,228
    Foreign                                 336          (3,854)          3,275
    State and local                         169             502            (782)
                                        -------        --------        --------
Total deferred tax provision             (1,933)             87          10,721
                                        -------        --------        --------
Total:
    Federal                               2,981          10,585          16,108
    Foreign                               1,441          (3,114)          3,954
    State and local                         709           1,147            (222)
                                        -------        --------        --------
Total tax provision                     $ 5,131        $  8,618        $ 19,840
                                        =======        ========        ========

Significant components of the Company's deferred tax liabilities and assets are as follows:

December 31,                                                 2003          2002
                                                           -------       -------
Deferred tax liabilities:
    Property, plant and equipment                          $32,660       $24,110
    Inventories                                              5,860         6,151
    Intangibles and other assets                             8,395        16,711
                                                           -------       -------
Total deferred tax liabilities                              46,915        46,972
                                                           -------       -------
Deferred tax assets:
    Accrued nonpension postretirement benefits              17,377        17,802
    Other accrued liabilities                               12,177        13,146
    Pension                                                  2,402         4,633
    Receivables                                              2,628         2,791
    Tax credits                                              4,459         6,176
                                                           -------       -------
Total deferred tax assets                                   39,043        44,548
                                                           -------       -------
Net deferred tax liability before valuation
    allowance                                                7,872         2,424
Valuation allowance                                            195           195
                                                           -------       -------
Net deferred tax liability                                 $ 8,067       $ 2,619
                                                           =======       =======

The deferred tax credits above consist of the following:

December 31,                                             2003              2002
                                                        ------            ------
State tax credits                                       $2,742            $2,623
Federal tax credits                                      1,717             3,553
                                                        ------            ------
Total deferred tax credits                              $4,459            $6,176
                                                        ======            ======

The valuation allowance of $195 recorded at December 31, 2003 and 2002, is related to state tax credits. The state tax credits will expire between 2006 and 2018. The federal tax credits are primarily attributable to foreign tax credits.

The net deferred tax liability is included in the consolidated balance sheets as follows:

December 31,                                            2003             2002
                                                      --------         --------
Noncurrent deferred tax liability                     $ 15,469         $ 11,780
Prepaid expenses and deferred tax asset                 (7,402)          (9,161)
                                                      --------         --------
Net deferred tax liability                            $  8,067         $  2,619
                                                      ========         ========

A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

Year ended December 31,                                2003          2002          2001
                                                      ------        ------        ------
Statutory U.S. federal tax rate                         35.0%         35.0%         35.0%
Increase (decrease) in rate due to:
    Foreign tax differential                           (19.0)        (10.5)          4.2
    State and local income taxes, net of related
      federal taxes                                      1.3           2.0          (0.2)
    Amortization of goodwill                              --            --           1.4
    Federal credits                                     (2.0)         (1.5)         (5.8)
    Other                                               (0.3)         (1.5)         (1.1)
                                                      ------        ------        ------
Consolidated effective tax rate                         15.0%         23.5%         33.5%
                                                      ======        ======        ======

The 2003 effective tax rate of 15.0% was primarily due to a tax restructuring whereby the undistributed earnings of the Company's joint venture in Mexico will be permanently reinvested outside of the United States, which eliminated the need for previously established net deferred U.S. income tax liability on those undistributed earnings. The effective tax rate in 2002 of 23.5% is primarily attributable to lower Mexican tax, the elimination of non-deductible goodwill amortization and an adjustment to estimated U.S. income tax accruals. The reduction in Mexican tax is primarily attributable to deferred tax adjustments and reduced statutory tax rates in Mexico.

Income taxes paid in cash (net of refunds received) amounted to $8,996, $3,555 and $7,632 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income tax related to employee stock option transactions of $1,458, $1,821 and $1,144 for the years ended December 31, 2003, 2002 and 2001, respectively, were allocated to shareholders' equity. In addition, income tax related to minimum pension liability of $2,751, $15,919 and $137 for the years ended December 31, 2003, 2002 and 2001, respectively, and income tax related to derivatives of $1,128, $297 and $2,292 for the years ended December 31, 2003, 2002 and 2001, respectively, were allocated to shareholders' equity.

8. PENSION PLANS AND NONPENSION POSTRETIREMENT BENEFITS

PENSION PLANS

The Company has pension plans covering substantially all employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, the Company has a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans cover the hourly and salary U.S.-based employees of the Company, including the SERP, which is an unfunded liability. The non-U.S. pension plans cover the employees of the Company's wholly owned subsidiaries, Royal Leerdam and Leerdam Crystal, both located in the Netherlands.

The changes in the projected benefit obligations and fair value of plan assets are as follows:

                                                                          U.S. PLANS                  NON-U.S. PLANS
                                                                          ----------                  --------------
December 31,                                                          2003            2002           2003         2002
                                                                   ---------       ---------       --------      -------
Change in projected benefit obligation:
  Projected benefit obligation, beginning of year                  $ 210,383       $ 190,562       $     --
  Assumed liability                                                       --              --         22,086
  Service cost                                                         5,439           4,819          1,320
  Interest cost                                                       14,361          14,373          1,274
  Plan amendments                                                         --           1,445         (2,303)
  Exchange rate fluctuations                                              --              --          4,381
  Actuarial loss                                                      14,711          12,803             --
  Benefits paid                                                      (17,526)        (13,619)          (157)
                                                                   ---------       ---------       --------
Projected benefit obligation, end of year                          $ 227,368       $ 210,383       $ 26,601
                                                                   =========       =========       ========
Change in fair value of plan assets:
  Fair value of plan assets, beginning of year                     $ 172,757       $ 198,392       $     --
  Acquired asset                                                          --              --         20,541
  Actual return on plan assets                                        41,552         (12,016)         1,498
  Exchange rate fluctuations                                              --              --          4,443
  SERP payments                                                          615              --             --
  Employer contributions (includes employee contributions for
     non-U.S. plan)                                                       --              --          2,002
  Benefits paid                                                      (17,527)        (13,619)          (157)
                                                                   ---------       ---------       --------
Fair value of plan asset, end of year                              $ 197,397       $ 172,757       $ 28,327
                                                                   =========       =========       ========

Reconciliation of prepaid (accrued) cost:
  Funded Status of the plans                                       $ (29,971)      $ (37,626)      $  1,726
  Unrecognized net loss                                               44,890          51,816             --
  Unrecognized prior year service cost                                14,762          16,257         (2,379)
  Estimated accrued Royal Leerdam pension cost                            --              --             --      $(4,601)
  Adjustment to recognize additional minimum liability               (51,078)        (60,052)            --
                                                                   ---------       ---------       --------      -------
Accrued pension benefit cost                                       $ (21,397)      $ (29,605)      $   (653)     $(4,601)
                                                                   =========       =========       ========      =======

The pension plans are reflected in the consolidated balance sheets as follows:

December 31,                                        2003           2002
                                                  --------       --------
Pension liabilities                               $(17,092)      $(28,655)
Other long-term liabilities (SERP liability)        (4,958)        (5,551)
                                                  --------       --------
Accrued pension benefit cost                      $(22,050)      $(34,206)
                                                  ========       ========

December 31,                                        2003           2002
                                                  --------       --------
Intangibles (intangible pension asset)            $ 15,512       $ 17,168
                                                  ========       ========

The accumulated benefit obligation for the U.S. pension plans was $218,785 and $202,362 at December 31, 2003 and 2002, respectively. The accumulated benefit obligation for the non-U.S. pension plans was $20,261 and $17,969 at December 31, 2003 and 2002, respectively.

The plan amendments in 2002 for the U.S. pension plans resulted from additional benefits granted to certain of the Company's unionized workforce in labor negotiations. Plan amendments in 2003 for the non-U.S. pension plans resulted from a change in benefit structure that allows for pension benefits based upon the employee's career average salary.

The Company recorded a change in the additional minimum pension liability of $(8,974) and $59,223 for 2003 and 2002, respectively, representing the amount required to bring the Company's recorded pension liability to equal the excess of the accumulated benefit obligation over fair value of plan assets for the applicable plans. A change in the intangible pension asset of $(1,656) and $16,886 for 2003 and 2002, respectively, was recorded to the extent of the plans' unrecognized prior service cost. The difference between the change in additional minimum pension liability and intangible pension asset was included in accumulated other comprehensive income of $7,318 less income tax of $2,751 and $42,338 less income tax of $15,919 for the years ended December 31, 2003 and 2002, respectively. Expected contributions by the Company to the U.S. pension plans are $140 and for the non-U.S. pension plans are $1,400 for the year 2004.

The actuarial present value of benefit obligations is based on the following:

                                                                 U.S. PLANS                 NON-U.S. PLANS
Year ended December 31,                                2003         2002         2001            2003
                                                       ----         ----         ----            ----
Discount rate                                          6.25%        6.75%        7.50%           5.60%
Salary growth rate                                     4.00%        4.00%        5.00%        2.00-2.50%
                                                       ====         ====         ====         =========

The net pension expense (credit) is based on the following assumptions:

                                                                 U.S. PLANS                 NON-U.S. PLANS
Year ended December 31,                                2003         2002         2001            2003
                                                       ----        -----        -----         ---------
Discount rate                                          6.75%        7.50%        7.75%           5.60%
Expected long-term rate of return on assets            9.00%       10.00%       10.00%           6.50%
Salary growth rate                                     4.00%        5.00%        5.00%        2.00-2.50%
                                                       ====        =====        =====         =========

Future benefits are assumed to increase in a manner consistent with past experience. Plan assets primarily include marketable equity securities and government and corporate debt securities.

The components of the net pension expense (credit), including the SERP, are as follows:

                                                                    U.S. PLANS
Year ended December 31,                                 2003           2002           2001
                                                      --------       --------       --------
Service cost (benefits earned during the period)      $  5,439       $  4,819       $  3,969
Interest cost on projected benefit obligation           14,361         14,373         13,199
Expected return on plan assets                         (20,032)       (23,158)       (22,669)
Prior service cost amortization                          1,487          1,527            536
Actuarial gain (loss) recognized                           117         (1,245)        (2,120)
                                                      --------       --------       --------
Net pension expense (credit)                          $  1,372       $ (3,684)      $ (7,085)
                                                      ========       ========       ========

                                                                   NON-U.S. PLANS
Year ended December 31,                                                 2003
                                                                      -------
Service cost (benefits earned during the period)                      $   584
Interest cost on projected benefit obligation                           1,274
Expected return on plan assets                                         (1,500)
Prior service cost amortization                                          (165)
                                                                      -------
Net pension expense                                                       193
                                                                      =======

In addition to the above plans, U.S. employees are eligible to contribute to a 401(k) plan. The Company matches a portion of these contributions. Contributions were $2,285, $2,138 and $2,024 in 2003, 2002 and 2001, respectively. Starting in 2003, the Company is using treasury stock to fund the Company match portions of the contributions.

The asset allocation for the Company's U.S. pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows.

         U. S. PLANS               TARGET ALLOCATION                      PERCENTAGE OF PLAN ASSETS AT YEAR END
         -----------               -----------------                      -------------------------------------
ASSET CATEGORY                            2004                             2003                           2002
--------------                            ----                             ----                           ----
Equity securities                          65%                               64%                           56%
Debt securities                            30%                               30%                           38%
Real estate                                 5%                                5%                            5%
Other                                       0%                                1%                            1%
                                          ---                               ---                           ---
TOTAL                                     100%                              100%                          100%
                                          ===                               ===                           ===

The asset allocation for the Company's non-U.S. pension plans at the end of 2003 and the target allocation for 2004, by asset category, are as follows.

       NON-U.S. PLANS                       TARGET ALLOCATION                     PERCENTAGE OF PLAN ASSETS AT YEAR END
       --------------                       -----------------                     -------------------------------------
ASSET CATEGORY                                    2004                                            2003
--------------                                    ----                                            ----
Equity securities                                  30%                                             43%
Debt securities                                    50%                                             51%
Real estate                                        10%                                              6%
Hedge funds                                         7%                                              0%
Other                                               3%                                              0%
                                                  ---                                             ---
TOTAL                                             100%                                            100%
                                                  ===                                             ===

The Company's investment strategy is to control and manage investment risk through diversification across asset classes and investment styles. Assets will be diversified among traditional investments in equity and fixed income instruments, as well as alternative investments including real estate and hedge funds. It would be anticipated that a modest allocation to cash would exist within the plans, since each investment manager is likely to hold fractional cash in a portfolio.

NONPENSION POSTRETIREMENT PLANS

The Company also provides certain retiree health care and life insurance benefits covering substantially all salaried and hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of Company retirees who had retired as of June 24, 1993. The U.S. nonpension postretirement plans cover the hourly and salary U.S.-based employees of the Company. The non-U.S. nonpension postretirement plans cover the former retirees and active employees of the Company, located in Canada.

The components of the nonpension postretirement benefit obligation and amounts accrued are as follows:

                                                                   U.S. PLANS                  NON-U.S. PLANS
                                                             -----------------------       ---------------------
December 31,                                                   2003           2002          2003          2002
                                                             --------       --------       -------       -------
Change in accumulated nonpension postretirement benefit
obligation:
     Benefit obligation, beginning of year                   $ 35,363       $ 24,113       $ 2,184       $ 2,580
     Currency loss                                                 --             --           509            27
     Service cost                                                 910            736            --            --
     Interest cost                                              2,389          2,215           129           145
     Plan participants' contributions                             436             --            --            --
     Actuarial loss (gain)                                      2,294         10,007           364          (342)
     Benefits paid                                             (2,002)        (1,708)         (288)         (226)
                                                             --------       --------       -------       -------
Benefit obligation, end of year                              $ 39,390       $ 35,363       $ 2,898       $ 2,184
                                                             --------       --------       -------       -------

Reconciliation of funded status of plans:
     Funded Status                                           $(39,390)      $(35,363)      $(2,898)      $(2,184)
     Unrecognized actuarial loss (gain)                         2,657            426           (32)         (613)
     Unrecognized prior year service cost                      (7,543)        (9,459)           --            --
                                                             --------       --------       -------       -------
Accrued benefit cost                                         $(44,276)      $(44,396)      $(2,930)      $(2,797)
                                                             ========       ========       =======       =======

The provision for net nonpension postretirement benefit expense (credit) consists of the following:

                                                                        U.S. PLANS
                                                            -----------------------------------
Year ended December 31,                                        2003          2002          2001
                                                            -------       -------       -------
Service cost (benefits earned during the period)            $   910       $   736       $   590
Interest cost on nonpension postretirement benefit
    obligation                                                2,389         2,214         1,724
Prior service cost amortization                              (1,916)       (1,915)       (1,916)
Actuarial loss (gain)                                            63          (241)         (627)
                                                            -------       -------       -------
Net nonpension postretirement benefit expense (credit)      $ 1,446       $   794       $  (229)
                                                            =======       =======       =======

                                                                       NON-U.S. PLANS
                                                            -----------------------------------
Year ended December 31,                                       2003          2002          2001
                                                            -------       -------       -------
Service cost (benefits earned during the period)            $    --       $    --       $    --
Interest cost on nonpension postretirement benefit
    obligation                                                  129           145           187
Actuarial gain                                                  (19)           (5)           --
                                                            -------       -------       -------
Net nonpension postretirement benefit expense               $   110       $   140       $   187
                                                            =======       =======       =======

For the U.S. nonpension postretirement plans, assumed health care cost inflation is based on an initial rate of 10.0%, decreasing to an ultimate rate of 5.0% over 5 years. For the non-U.S. nonpension postretirement plans, the assumed health care cost inflation is based on an initial rate of 9.0%, creasing to an ultimate rate of 5.0% over eight years. A 1% increase in these rates would have increased the nonpension postretirement expense by $89 and the benefit obligation by $931. A 1% decrease in these rates would have decreased the total nonpension postretirement expense by $108 and the benefit obligation by $950. The assumed discount rate used in determining the accumulated U.S. nonpension postretirement benefit obligation was 6.25%, 6.75% and 7.5%, at December 31, 2003, 2002, 2001, respectively. The assumed discount rate used in determining net nonpension retirement benefit expense was 6.75% for 2003, 7.5% for 2002 and 7.75% for 2001. The Company continues to fund these nonpension postretirement benefit obligations as claims are incurred.

The Company also provides retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This is an insured premium-based arrangement. Related to these plans, approximately $559, $312 and $365 was charged to expense for the years ended December 31, 2003, 2002 and 2001, respectively.

9. LONG-TERM DEBT

On February 10, 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) among Libbey Glass Inc. and Libbey Europe B.V., as borrowers. This amended the previous Revolving Credit and Swing Line Facility naming Libbey Glass Inc. as borrower. The amendment was primarily for the Company to borrow euros. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the facility fee percentage (Facility Fee Percentage) as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin (Applicable Eurodollar Margin) as defined in the Agreement. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.375% and 1.375%, respectively, at December 31, 2003. At December 31, 2002, the Facility Fee Percentage and the Applicable Eurodollar Margin were 0.25% and 0.75%, respectively.

The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Company had $128 million outstanding under the Facility at December 31, 2003, and $186 million outstanding at December 31, 2002. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At December 31, 2003, the Company had $4.7 million in letters of credit outstanding under the Facility.

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

In September 2001, the Company issued a $2.7 million promissory note in connection with the purchase of a warehouse facility. At December 31, 2003 and 2002, the Company had $2.4 million and $2.5 million outstanding on the promissory note, respectively.

On March 31, 2003, the Company completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have a fixed interest rate with $25 million at an interest rate of 3.69% due March 31, 2008, and the other $55 million at an interest rate of 5.08% due March 31, 2013. The remaining $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The interest rate at December 31, 2003, on the $20 million debt was 2.2%. The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement.

Annual maturities for all of the Company's long-term debt are as follows: 2004 - $0.1 million; 2005 - $128.1 million; 2006 - $0.1 million; 2007 - $0.1 million;
and 2008 - $25.2 million.

The Company has Rate Agreements with respect to $100 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The fixed interest rate for the Company's borrowings related to the Rate Agreements at December 31, 2003, is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.3 years at December 31, 2003. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.9% at December 31, 2003. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

The Company pays the Commitment Fee Percentage on the total credit provided under the Bank Credit Agreement. No compensating balances are required by the Agreement, which does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations and restricts certain types of business activities and investments.

At December 31, 2003, the carrying value of the Company's variable-rate debt approximates its fair value based on the Company's current incremental borrowing rates and term to the maturity of the Bank Credit Agreement. The fair market value for the Company's Rate Agreements at December 31, 2003, was $(5.5) million. The fair value of the Company's Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

Interest paid in cash amounted to $11,678, $8,115 and $10,785 for the years ended December 31, 2003, 2002 and 2001, respectively.

10. STOCK COMPENSATION

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

Options become exercisable as determined at the date of the grant by the Compensation Committee of the Board of Directors. Unless an earlier expiration date is set at the time of the grant or results from termination of an optionee's employment or a merger, consolidation, acquisition, liquidation or dissolution of the Company, Incentive Stock Options expire ten years after the date of the grant and Nonqualified Options expire 10 years and a day after the grant.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair-value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions by year:

Assumption                                   2003             2002              2001
----------                                   ----             ----              ----
Risk-free interest rates                     4.1%             3.7%              4.2%
Dividend yield                               1.8%             1.2%              0.9%
Volatility                                    .30              .31               .30
                                             ----             ----              ----

The weighted average fair value of options granted in 2003, 2002 and 2001 was $10.07, $9.11 and $13.25, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year ended December 31,                2003             2002             2001
                                    ----------       ----------       ----------
Net income:
      Reported                      $   29,073       $   28,055       $   39,392
      Pro forma                     $   27,700       $   26,544       $   38,115
Earnings per share:
  Basic:
     Reported                       $     2.12       $     1.84       $     2.58
     Pro forma                      $     2.02       $     1.74       $     2.49
  Diluted:
     Reported                       $     2.11       $     1.82       $     2.53
     Pro forma                      $     2.01       $     1.72       $     2.45
                                    ==========       ==========       ==========

Stock option activity is as follows:

                                                                        Weighted-Average
                                           Number of Shares               Exercise Price        Price Range Per Share
                                           ----------------               --------------        ---------------------
January 1, 2001
   Outstanding                                    1,568,324                       $22.35                $13.00-$38.44
   Exercisable                                    1,219,882                        19.25
   Granted                                          230,450                        30.56
   Canceled                                           1,250                        31.94
   Exercised                                        167,741                        13.97
                                                  ---------                       ------                -------------
December 31, 2001
   Outstanding                                    1,629,783                       $24.37                $13.00-$38.44
   Exercisable                                    1,198,163                        21.75
   Granted                                          247,950                        24.11
   Canceled                                             200                        32.31
   Exercised                                        230,434                        14.32
                                                  ---------                       ------                -------------
December 31, 2002
   Outstanding                                    1,646,799                       $25.73                $13.00-$38.44
   Exercisable                                    1,158,489                        24.95
   Granted                                          173,410                        28.33
   Canceled                                           5,350                        30.14
   Exercised                                        404,683                        13.31
                                                  ---------                       ------                -------------
DECEMBER 31, 2003
   OUTSTANDING                                    1,410,176                       $29.60                $16.38-$38.44
   EXERCISABLE                                      968,167                        30.49
                                                  =========                       ======                =============

The following information is as of December 31, 2003:

                                                    Options with an     Options with an      Options with an      Options with an
                                                  exercise price of   exercise price of    exercise price of    exercise price of
                                                   $16.38-24.25 per    $24.26-29.50 per     $29.51-32.31 per     $32.32-38.44 per
                                                              share               share                share                share
                                                  -----------------   -----------------    -----------------    -----------------
Options outstanding                                         349,800             289,510              559,950              210,916
     Weighted-average exercise price                         $23.25              $27.86               $31.33               $37.94
     Remaining contractual life                                6.69                7.23                 6.66                 4.17
Options exercisable                                         202,080             116,101              439,070              210,916
     Weighted-average exercise price                         $22.75              $26.92               $31.41               $37.94
                                                  -----------------   -----------------    -----------------    -----------------

On May 10, 2001 the shareholders approved the 2002 Employee Stock Purchase Plan
(ESPP) for a period of 10 years. The ESPP allows employees, through payroll withholdings, to purchase up to 350,000 shares of common stock at the lower of 85% of the market price at the beginning or the end of the option period. During the first year of the plan, June 1, 2002 to May 31, 2003, there were 54,435 shares of common stock issued with a market price of $21.50 per share and a discount price to participants of $18.28 per share. The second year of the plan is from June 1, 2003 to May 31, 2004, and the market price of stock at the beginning of the period was $21.50 per share.

11. DERIVATIVES

The Company holds derivative financial instruments to hedge certain of its interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting since the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these derivative instruments. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if the Company does not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

The Company uses Interest Rate Protection Agreements (Rate Agreements) to manage its exposure to fluctuating interest rates, which effectively convert a portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company also uses commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. The Company considers its forecasted natural gas requirements in determining the quantity of its natural gas to hedge. The Company combines the forecasts with historical observations to establish the percentage of its forecast eligible to be hedged, typically ranging from 40% to 60% of the anticipated requirements, generally two or more months in the future. In some cases, hedges are for requirements as long as eighteen months into the future. The fair values of these instruments are determined from market quotes. The Company's foreign currency exposures arise from occasional transactions denominated in a currency other than the U.S. dollar, primarily associated with anticipated purchases of new equipment or net investment in a foreign operation. The fair values of these instruments are determined from market quotes. The Company has not changed its methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

As of December 31, 2003, the Company has Rate Agreements for $100.0 million of its variable rate debt and commodity futures contracts for 2.2 million British Thermal Units (BTU's) of natural gas. The fair value of these derivatives are included on the balance sheet in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At December 31, 2002, the Company had Rate Agreements for $100.0 million of its variable rate debt, commodity futures contracts for 0.8 million BTU's of natural gas, and foreign currency forward contracts for 42.3 million euros.

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

All of the Company's derivatives qualify and are designated as cash flow hedges at December 31, 2003. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during 2003 was not material.

The change in other comprehensive income (loss) for the Company is as follows:

Year ended December 31,                                                       2003          2002
                                                                            -------       -------
Change in fair value of derivative instruments                              $ 2,999       $  (790)
Less:
  Income tax (expense) benefit                                               (1,128)          297
                                                                            -------       -------
Other comprehensive income (loss) related to derivatives                    $ 1,871       $  (493)
                                                                            =======       =======

The following table identifies the detail of cash flow hedges in other comprehensive income (loss) as of December 31:

Year ended December 31,                                                       2003          2002
                                                                            -------       -------
Balance at beginning of year                                                $(5,235)      $(4,742)
Current year impact of changes in value (net of taxes):
     Rate agreements                                                          2,105        (2,460)
     Natural gas                                                               (441)        2,174
     Foreign currency                                                           207          (207)
                                                                            -------       -------
     Subtotal                                                                 1,871          (493)
                                                                            -------       -------
Balance at end of year                                                      $(3,364)      $(5,235)
                                                                            =======       =======

12. SHAREHOLDERS' RIGHTS PLAN

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

13. OPERATING LEASES

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $7,123; $6,637 and $5,235 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rentals under operating leases are as follows: 2004--$6,845; 2005--$4,136; 2006--$2,687; 2007--$2,245;
2008--$1,684; and 2009 and thereafter--$2,579. In 2002, the Company recorded a $1.2 million expense related to the non-cancelable operating lease for the Company's corporate offices.

14. GUARANTEES

As part of Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" the Company has the following guarantees.

The debt of Libbey Glass Inc. and Libbey Europe B.V, pursuant to the Amended and Restated Revolving Credit Agreement and privately placed senior notes are guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a(euro)10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Consolidated Financial Statements. See Note 9 for further disclosure on debt of the Company.

In addition, Libbey Inc. guarantees the payment of Vitrocrisa of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Vitrocrisa is a party. The guarantee is limited to 49% of any such obligation of Vitrocrisa and limited to an aggregate amount of $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.

In October 1995, Libbey Inc. guaranteed the obligations of Syracuse China Company and Libbey Canada Inc. under the Asset Purchase Agreement for the acquisition of Syracuse China. The guarantee is limited to $5.0 million expiring on the fifteenth anniversary of the Closing Date (October 10, 1995). The guarantee is in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd.

15. INDUSTRY SEGMENT INFORMATION

The Company has one reportable segment, tableware products, from which the Company's revenues from external customers are derived. The Company does not have any customer who represents 10% or more of total sales. The Company's operations by geographic areas for 2003, 2002 and 2001 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

                        UNITED STATES      NON-U.S.     ELIMINATIONS     CONSOLIDATED
                        -------------      --------     ------------     ------------
2003
Net sales:
   Customers                 $397,187      $116,458              --          $513,645
   Intercompany                 2,663            --         $(2,663)               --
                             --------      --------         -------          --------
Total Net Sales              $399,850      $116,458         $(2,663)         $513,645
                             --------      --------         -------          --------
Long-lived assets            $179,813      $134,380              --          $314,193
                             ========      ========         =======          ========
2002
Net sales:
   Customers                 $387,662      $ 46,099              --          $433,761
   Intercompany                    --            --              --                --
                             --------      --------         -------          --------
Total Net Sales              $387,662      $ 46,099              --          $433,761
                             --------      --------         -------          --------
Long-lived assets            $223,644      $ 87,119              --          $310,763
                             ========      ========         =======          ========
2001
Net sales:
   Customers                 $371,865      $ 47,729              --          $419,594
   Intercompany                    --            --              --                --
                             --------      --------         -------          --------
Total Net Sales              $371,865      $ 47,729              --          $419,594
                             --------      --------         -------          --------
Long-lived assets            $172,924      $ 82,513              --          $255,437
                             ========      ========         =======          ========

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the years ended December 31, 2003 and 2002:

2003
Dollars in thousands, except
per-share amounts                         First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                                          -------------    --------------     -------------    --------------
Net sales                                      $111,903          $128,254          $129,126          $144,349
Freight billed to customers                         434               529               477               525
Cost of sales                                    90,779            99,085           100,996           116,531
Gross profit                                     21,558            29,698            28,607            28,343
Earnings before interest and income
  taxes                                           5,518            15,031            15,014            12,077
Net income                                     $  2,001          $  7,910          $ 12,018          $  7,144
                                               --------          --------          --------          --------
Net income per share
   Basic                                       $   0.14          $   0.59          $   0.89          $   0.53
   Diluted                                     $   0.14          $   0.59          $   0.88          $   0.52
                                               ========          ========          ========          ========

2002
Dollars in thousands, except
per-share amounts                         First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                          -------------    --------------     -------------    --------------
Net sales                                      $ 98,669          $114,086          $103,607          $117,399
Freight billed to customers                         418               434               344               536
Cost of sales                                    77,016            83,491            74,883            92,175
Gross profit                                     22,071            31,029            29,068            25,760
Earnings before interest and income
  taxes                                           8,058             9,346            14,142            13,390
Net income                                     $  3,952          $  4,900          $ 10,780          $  8,423
                                               --------          --------          --------          --------
Net income per share
   Basic                                       $   0.26          $   0.32          $   0.70          $   0.57
   Diluted                                     $   0.25          $   0.31          $   0.69          $   0.56
                                               ========          ========          ========          ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on their evaluation as of December 31, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of the Company is incorporated herein by reference to Item 4 of this report under the caption "Executive Officers of the Registrant." Information with respect to directors of the Company is incorporated herein by reference to the information set forth under the caption "Libbey Corporate Governance-Who are the current members of Libbey's Board of Directors?" in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption "Stock Ownership -
Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial expert, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the caption "Libbey Corporate Governance-Who are the current members of Libbey's Board of Directors?, What is the role of the Board's Committees? and How does the Board select nominees for the Board?".

The Company's Code of Business Ethics and Conduct applicable to its Directors, Officers (including the Company's principal executive officer and principal financial & accounting officer) and employees, along with the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines will be posted to the Company's website at www.libbey.com no later than May 6, 2004. It will also be available in print no later than May 6, 2004, to any shareholder who submits a request in writing addressed to Arthur H. Smith, Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43669-0060. In the event that the Company amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial & accounting officer, the Company intends to disclose the subsequent information on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the captions "Executive Compensation," "Comparison of Cumulative Total Returns," "Total Shareholder Return" and "Indexed Returns" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption "Stock Ownership-Who are the largest owners of Libbey stock? and How much stock do Libbey's directors and officers own?," in the Proxy Statement. Information regarding equity compensation plans is incorporated herein by reference to Item 5 of this report under the caption "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Libbey Corporate Governance-Certain Relationships and Related Transactions - What related party transactions involved directors?," in the Proxy Statement.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the caption "Audit-Related Matters-Who are Libbey's auditors? and What fees has Libbey paid to its auditors for Fiscal Year 2003 and 2002?" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

                                                                                        Page
                                                                                        ----
Report of Management                                                                      22

Report of Independent Auditors                                                            23

Consolidated Balance Sheets at December 31, 2003 and 2002                                 24

For the years ended December 31, 2003, 2002 and 2001:

       Consolidated Statements of Income                                                  26
       Consolidated Statements of Shareholders' Equity                                    27
       Consolidated Statements of Cash Flows                                              28

Notes to Consolidated Financial Statements                                                29

Selected Quarterly Financial Data (Unaudited)                                             51

Financial statement schedule for the years ended December 31, 2003, 2002 and 2001:

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

b) A Form 8-K was filed during the fourth quarter, dated October 28, 2003, with respect to the press release announcing financial results for the quarter-ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LIBBEY INC.


                                  by: /s/ Scott M. Sellick
                                      --------------------
                                  Scott M. Sellick
                                  Vice President and Chief Financial Officer

Date: March 15, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE
---------                                -----
William A. Foley                         Director
Peter C. McC. Howell                     Director
Carol B. Moerdyk                         Director
Gary L. Moreau                           Director
Terence P. Stewart                       Director
Carlos V. Duno                           Director
Deborah G. Miller                        Director
Richard I. Reynolds                      Director, Executive Vice President,
                                         Chief Operating Officer
John F. Meier                            Chairman of the Board of Directors,
                                         Chief Executive Officer


                                         By: /s/ Scott M. Sellick
                                             --------------------
                                             Scott M. Sellick
                                             Attorney-In-Fact


/s/ Scott M. Sellick                     Date: March 15, 2004
--------------------
Scott M. Sellick
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date: March 15, 2004

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----
Financial Statement Schedule of Libbey Inc. for the years ended
     December 31, 2003, 2002, and 2001 for Schedule II Valuation
     and Qualifying Accounts (Consolidated)                                 S-1

                                   LIBBEY INC.
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
                  Years ended December 31, 2003, 2002 and 2001
                             (Dollars in thousands)

                                                     Additions
                                                     Charged
                                      Balance at     (Credited) to
                                      Beginning      Costs and      Other          Deductions    Balance at
                                      Of Year        Expenses       (Note 1)       (Note 2)      End of Year
                                      -------        --------       --------       --------      -----------
Allowances for Losses and
Discounts on Receivables:

       2003                           $7,792         $   (72)         $  53         $  613        $7,160
                                      ======         ========         =====         ======        ======

       2002                           $5,962         $ 2,728          $ 436         $1,334        $7,792
                                      ======         =======          =====         ======        ======

       2001                           $6,788         $   279          $   2         $1,107        $5,962
                                      ======         =======          =====         ======        ======

(1) The amounts in "Other" represent recoveries of accounts previously charged off as uncollectible, and in 2002, amounts established through purchase accounting for the acquisitions of Traex and Royal Leerdam for Losses and Discounts on Receivables.

(2) Deductions from allowances for losses and discounts on receivables represent uncollectible notes and accounts written off.

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

    2.0     --    Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co.,
                  Syracuse China Company of Canada Ltd., LG Acquisition Corp.
                  and Libbey Canada Inc., Acquisition of Syracuse China Company
                  (filed as Exhibit 2.0 to the Registrant's Current Report on
                  Form 8-K dated September 22, 1995 and incorporated herein by reference).

    2.1     --    Master Investment Agreement, dated to be effective as of
                  August 15, 1997, entered into by and between Libbey Inc.,
                  Libbey Glass Inc., LGA2 Corp., LGA3 Corp., LGA4 Corp., Vitro
                  S.A., Vitrocrisa Holding, S.A. de C.V., Vitro Corporativo,
                  S.A., Vitrocrisa S.A. de C.V. Crisa Corporation, and
                  WorldCrisa Corporation (filed as Exhibit 2.1 to the
                  Registrant's Current Report on Form 8-K dated August 29, 1997 and incorporated herein by reference).

    2.2     --    Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit
                  2.2 to Registrant's Annual Report on Form 10-K for the
                  year-ended December 31, 2002, and incorporated herein by
                  reference).

    2.3     --    Stock Purchase Agreement dated as of December 31, 2002 between
                  BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to
                  Registrant's Annual Report on Form 10-K for the year-ended
                  December 31, 2002, and incorporated herein by reference).

    3.1     --    Restated Certificate of Incorporation of Libbey Inc. (filed as
                  Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for
                  the quarter ended June 30, 1993 and incorporated herein by reference).

    3.2     --    Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit
                  3.2 to Registrant's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1993 and incorporated herein by
                  reference).

    4.1     --    Restated Certificate of Incorporation of Libbey Inc.
                  (incorporated by reference herein to Exhibit 3.1).

    4.2     --    Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein to Exhibit 3.2).

    4.3     --    Rights Agreement, dated January 5, 1995, between Libbey Inc.
                  and The Bank of New York, which includes the form of
                  Certificate of Designations of the Series A Junior
                  Participating Preferred Stock of Libbey Inc. as Exhibit A, the
                  form of Right Certificate as Exhibit B and the Summary of
                  Rights to Purchase Preferred Shares as Exhibit C, (filed as
                  Exhibit 1 to Registrant's Registration Statement on Form 8-A
                  dated January 20, 1995 and incorporated herein by reference).

    4.4     --    First Amendment to Rights Agreement, dated February 3, 1999, between Libbey Inc. and The Bank of New York (filed as Exhibit
                  4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.1     --    Management Services Agreement dated as of June 24, 1993
                  between Owens-Illinois General Inc. and Libbey Glass Inc.
                  (filed as Exhibit 10.2 to Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

   10.2     --    Tax Allocation and Indemnification Agreement dated as of May
                  18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois
                  Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  *10.3     --    Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit
                  10.4 to Registrant's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1993 and incorporated herein by
                  reference).

   10.4     --    Cross-Indemnity Agreement dated as of June 24, 1993 between
                  Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  *10.5     --    Employment Agreements dated as of June 24, 1993 between Libbey
                  Inc. and its then Executive Officers (filed as Exhibit 10.6 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  *10.6     --    Employment Agreement dated as of August 1, 1993 between Libbey
                  Inc. and Kenneth G. Wilkes (filed as an Exhibit 10.6(a) to
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1993 and incorporated herein by reference).

  *10.7     --    Form of Non-Qualified Stock Option Agreement between Libbey
                  Inc. and certain key employees participating in the Libbey
                  Inc. Stock Option Plan for Key Employees (filed as Exhibit
                  10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

  *10.8     --    Description of Libbey Inc. Senior Executive Life Insurance
                  Plan (filed as Exhibit 10.9 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1993 and
                  incorporated herein by reference).

  *10.9     --    Libbey Inc. Deferred Compensation Plan for Outside Directors
                  (filed as Exhibit 10.11 to Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1993 and incorporated herein by reference).

 *10.10     --    The Amended and Restated Libbey Inc. Stock Option Plan for Key
                  Employees (filed as Exhibit 10.14 to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

  10.11     --    Libbey Inc. Guarantee dated as of October 10, 1995 in favor of
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

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

  10.12     --    Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10,
                  1995 in favor of LG Acquisition Corp. and Libbey Canada Inc.
                  guaranteeing certain obligations of The Pfaltzgraff Co., The
                  Pfaltzgraff Outlet Co. and Syracuse China Company of Canada,
                  Ltd. under the Asset Purchase Agreement for the Acquisition of
                  Syracuse China (Exhibit 2.0) in the event certain
                  contingencies occur (filed as Exhibit 10.18 to the
                  Registrant's Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

  10.13     --    Letter Agreement dated as of October 10, 1995 by and between
                  The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse
                  China Company of Canada Ltd., LG Acquisition Corp. and Libbey
                  Canada Inc., amending the Letter Agreement dated September 22,
                  1995 filed as part of the Asset Purchase Agreement for the
                  Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit
                  10.19 to the Registrant's Current Report on Form 8-K dated
                  October 10, 1995 and incorporated herein by reference).

 *10.14     --    Employment Agreement dated as of April 1, 1996 between Libbey
                  Inc. and John A. Zarb (filed as Exhibit 10.21 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1996 and incorporated herein by reference).

 *10.15     --    The Amended and Restated Libbey Inc. Senior Management
                  Incentive Plan (filed as Exhibit 10.22 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1996 and incorporated herein by reference).

 *10.16     --    First Amended and Restated Libbey Inc. Executive Savings Plan
                  (filed as Exhibit 10.23 to Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1996 and incorporated herein by reference).

 *10.17     --    Employment Agreement dated as of January 1, 1997 between
                  Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.24 to
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1996 and incorporated herein by reference).

  10.18     --    The Second Amended and Restated Credit Agreement dated as of
                  April 23, 1997 to the First Amended and Restated Credit
                  Agreement dated as of July 17, 1995 among Libbey Glass Inc.
                  and Libbey Canada Inc. as Borrowers, the lenders listed
                  therein, The Bank of Nova Scotia, as Canadian Agent, The First
                  National Bank of Chicago, as Syndication Agents, NationsBank,
                  N.A., as Documentation Agent, The Bank of New York, The Bank
                  of Nova Scotia, Caisse National De Credit Agricole, Fleet
                  Bank, N.A. and Keybank National Association, as Co-Agents and
                  Bankers Trust Company, as Administrative Agent (filed as
                  Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1997 and incorporated herein by reference).

  10.19     --    Amended and Restated Distribution Agreement dated to be
                  effective as of August 29, 1997, by and among Vitro S.A.,
                  Vitrocrisa, S.A. de C.V., Libbey Inc. and Libbey Glass Inc.
                  whereby Libbey Glass Inc. will distribute certain products
                  (filed as Exhibit 10.26 to Registrant's Current Report on Form
                  8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

  10.20     --    Vitrocrisa S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3
                  Corp., Vitro S.A., Vitrocrisa Holding S.A. de C.V. and
                  Vitrocrisa S.A. de C.V. (filed as Exhibit 10.28 to
                  Registrant's Current Report on Form 8-K /A dated August 29,
                  1997 Amendment No. 1 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

  10.21     --    Vitrocrisa Holding S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc.,
                  LGA3 Corp., Vitro S.A. and Vitrocrisa Holding S.A. de C.V.
                  (filed as Exhibit 10.29 to Registrant's Current Report on Form
                  8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

  10.22     --    Amended and Restated Covenant Not to Compete dated to be
                  effective as of August 29, 1997 by and between Libbey Inc. and
                  Vitro S.A. (filed as Exhibit 10.30 to Registrant's Current
                  Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

  10.23     --    Crisa Libbey S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3
                  Corp., Vitro S.A. and Crisa Libbey S.A. de C.V. (filed as
                  Exhibit 10.31 to Registrant's Current Report on Form 8-K /A
                  dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

  10.24     --    Limited Liability Company Agreement of Crisa Industrial,
                  L.L.C. dated to be effective as of August 29, 1997 by and
                  among Crisa Corporation, LGA4 Corp., Vitro S.A. and Libbey
                  Inc. (filed as Exhibit 10.32 to Registrant's Current Report on
                  Form 8-K /A dated August 29, 1997 Amendment No. 1 and
                  incorporated herein by reference).

  10.25     --    Management Services Agreement dated to be effective August 29,
                  1997 by and between Libbey Inc. and Vitrocrisa S. A. de C.V.
                  for services to be provided by one or more subsidiary
                  corporations of Libbey Inc. (filed as Exhibit 10.33 to
                  Registrant's Current Report on Form 8-K /A dated August 29,
                  1997 Amendment No. 1 and incorporated herein by reference).

 *10.26     --    Employment Agreement dated as of September 1, 1997 between
                  Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.34 to
                  Registrant's Current Report on Form 8-K /A dated August 29,
                  1997 Amendment No. 1 and incorporated herein by reference).

 *10.27     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Rob A. Bules (filed as Exhibit 10.38 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.28     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Robert A. Dunton (filed as Exhibit 10.39 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.29     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Terry E. Hartman (filed as Exhibit 10.40 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.30     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and William M. Herb (filed as Exhibit 10.41 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.31     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.42 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.32     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Pete D. Kasper (filed as Exhibit 10.43 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

 *10.33     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and John F. Meier (filed as Exhibit 10.44 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.34     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.45 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.35     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and John P. Pranckun (filed as Exhibit 10.46 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.36     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Willie B. Purvis (filed as Exhibit 10.47 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.37     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.48 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.38     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Arthur H. Smith (filed as Exhibit 10.50 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.39     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.51 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.40     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and John A. Zarb (filed as Exhibit 10.52 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.41     --    Change of Control Agreement dated as of May 27, 1998 between
                  Libbey Inc. and Wayne J. Zitkus (filed as Exhibit 10.53 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

 *10.42     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and J.
                  F. Meier (filed as Exhibit 10.49 to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

 *10.43     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Arthur H. Smith (filed as Exhibit 10.50 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.44     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Richard I. Reynolds (filed as Exhibit 10.51 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

 *10.45     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Kenneth G. Wilkes (filed as Exhibit 10.52 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.46     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Timothy T. Paige (filed as Exhibit 10.53 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.47     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  John A. Zarb (filed as Exhibit 10.54 to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

 *10.48     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Daniel P. Ibele (filed as Exhibit 10.55 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.49     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Willie Purvis (filed as Exhibit 10.57 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.50     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Robert Dunton (filed as Exhibit 10.58 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.51     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  William Herb (filed as Exhibit 10.59 to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

 *10.52     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Wayne Zitkus (filed as Exhibit 10.60 to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

 *10.53     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  John P. Pranckun (filed as Exhibit 10.61 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.54     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Pete Kasper (filed as Exhibit 10.63 to Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

 *10.55     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and Rob
                  Bules (filed as Exhibit 10.65 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and
                  incorporated herein by reference).

 *10.56     --    Amendment dated May 21, 1999 to the Change of Control
                  Agreement dated as of May 27, 1998 between Libbey Inc. and
                  Terry Hartman (filed as Exhibit 10.66 to Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999 and incorporated herein by reference).

 *10.57     --    Employment Agreement dated as of August 1, 1999 between Libbey
                  Inc. and Kenneth A. Boerger (filed as Exhibit 10.67 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by
                  reference).

 *10.58     --    Change of Control Agreement dated as of August 1, 1999 between
                  Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.68 to
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by
                  reference).

 *10.59     --    Form of Non-Qualified Stock Option Agreement between Libbey
                  Inc. and certain key employees participating in The 1999
                  Equity Participation Plan of Libbey Inc. (filed as Exhibit
                  10.69 to Registrant's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1999 and incorporated herein by reference).

 *10.60     --    The 1999 Equity Participation Plan of Libbey Inc. (filed as
                  Exhibit 10.67 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1999 and incorporated herein by reference).

 *10.61     --    The Libbey Inc. Long-Term Incentive Compensation Plan
                  effective as of January 1, 2001 (filed as Exhibit 10.66 to
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2001 and incorporated herein by reference).

  10.62     --    Amended and Restated Credit Agreement, dated February 10,
                  2003, among Libbey Glass Inc. and Libbey Europe B.V., as the borrowers, Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, Bank One, N.A.
                  and Fleet National Bank, as syndication agents and the other lenders party thereto (filed as Exhibit (b) to Registrant's
                  Tender Offer Statement on Schedule TO incorporated herein by reference).

  10.63     --    Note Purchase Agreement, dated March 31, 2003, among Libbey
                  Glass Inc. and Purchasers of the notes (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the
                  quarter-ended March 31, 2003, and incorporated herein by
                  reference).

  10.64     --    Guaranty Agreement, dated March 31, 2003, among Libbey Glass
                  Inc., and the Purchasers of the notes referenced in 10.65
                  above (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter-ended March 31, 2003, and
                  incorporated herein by reference).

                                 EXHIBIT INDEX

S-K
601No.            Document
------            --------

  10.65     --    Subsidiary Guaranty dated as of March 31, 2003, among Libbey
                  Inc. and wholly owned subsidiaries of Libbey Glass Inc. and the Purchasers of the notes referenced in 10.65 above (filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q
                  for the quarter-ended March 31, 2003, and incorporated herein by reference).

 *10.66     --    Employment Agreement dated as of May 1, 2003, between Libbey
                  Inc. and Scott M. Sellick (filed as Exhibit 10.65 to
                  Registrant's Quarterly Report on Form 10-Q for the
                  quarter-ended June 30, 2003, and incorporated herein by
                  reference).

 *10.67     --    Change in Control Agreement dated as of May 1, 2003, between
                  Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.66 to
                  Registrant's Quarterly Report on Form 10-Q for the
                  quarter-ended June 30, 2003, and incorporated herein by
                  reference).

 *10.68     --    Employee Agreement dated December 15, 2003, between Libbey
                  Inc. and Susan A. Kovach (filed herein).

 *10.69     --    Change of Control Agreement dated as of December 15, 2003, between Susan A. Kovach (filed herein).

  21        --    Subsidiaries of the Registrant (filed herein).

  23        --    Consent of Independent Auditors (filed herein).

  24        --    Power of Attorney (filed herein).

  31.1      --    Certification of Chief Executive Officer Pursuant to Rule
                  13a-14(a) or Rule 15d-14(a) (filed herein).

  31.2      --    Certification of Chief Financial Officer Pursuant to Rule
                  13a-14(a) or Rule 15d-14(a) (filed herein).

  32.1      --    Chief Executive Officer Certification Pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (filed herein).

  32.2      --    Chief Financial Officer Certification Pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (filed herein).

  99.1      --    Safe harbor provisions of the Private Securities Litigation
                  Reform Act of 1995 (filed herein).

* Management Contract or Compensation Plan or Arrangement.