Form 10-Q
period 2004-03-31
LIBBEY INC
filed 2004-05-10
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

       Common Stock, $.01 par value - 13,652,766 shares at April 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all wholly owned subsidiaries (Libbey or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                                      Three months ended March 31,
                                                                     2004                     2003
                                                                     ----                     ----
Revenues:
      Net sales                                                   $ 123,123                $ 111,903
      Freight billed to customers                                       491                      434
      Royalties and net technical assistance income                     692                      750
                                                                  ---------                ---------
          Total revenues                                            124,306                  113,087

      Cost of sales                                                 101,298                   90,779
                                                                  ---------                ---------
Gross profit (1)                                                     22,316                   21,558

      Selling, general and administrative expenses                   16,993                   16,766
                                                                  ---------                ---------
Income from operations (2)                                            6,015                    5,542

Other income (loss):
      Pretax equity (loss)                                           (1,389)                    (150)
      Other - net                                                      (193)                     126
                                                                  ---------                ---------
                                                                     (1,582)                     (24)
                                                                  ---------                ---------
Earnings before interest and income taxes                             4,433                    5,518

Interest expense - net                                                3,576                    2,541
                                                                  ---------                ---------
Income before income taxes                                              857                    2,977
Provision for income taxes                                              292                      976
                                                                  ---------                ---------

Net income                                                        $     565                $   2,001
                                                                  =========                =========

Net income per share:
      Basic                                                       $    0.04                $    0.14
                                                                  =========                =========

      Diluted                                                     $    0.04                $    0.14
                                                                  =========                =========

Dividends per share                                               $    0.10                $    0.10
                                                                  =========                =========

                             See accompanying notes

(1) Net sales plus Freight billed to customers less Cost of sales

(2) Gross profit plus Royalties and net technical assistance income less Selling, general and administrative expenses

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                    March 31,            December 31,
                                                                                      2004                   2003
                                                                                      ----                   ----
                                                                                  (unaudited)
ASSETS
Current assets:
    Cash                                                                            $  1,250               $  2,750
    Accounts receivable:
       Trade, less allowances of $5,586 and $5,604                                    53,186                 53,333
       Other, less allowances of $911 and $1,556                                       3,089                  3,789
                                                                                    --------               --------
                                                                                      56,275                 57,122

    Inventories:
       Finished goods                                                                117,552                116,408
       Work in process                                                                 6,450                  4,590
       Raw materials                                                                   4,055                  3,859
       Operating supplies                                                                808                    839
                                                                                    --------               --------
                                                                                     128,865                125,696

    Deferred taxes                                                                     7,402                  7,402
    Other current assets                                                               4,022                  3,208
                                                                                    --------               --------
Total current assets                                                                 197,814                196,178

Other assets:
    Repair parts inventories                                                           6,992                  7,058
    Intangibles, net of accumulated amortization of $5,159 and $4,956                 28,039                 28,346
    Software, net of accumulated amortization of $13,018 and $12,755                   2,291                  2,354
    Other assets                                                                       2,607                  2,987
    Investments                                                                       86,782                 87,574
    Goodwill                                                                          52,977                 53,133
                                                                                    --------               --------
                                                                                     179,688                181,452

Property, plant and equipment at cost                                                335,231                327,741
    Less accumulated depreciation                                                    161,413                154,255
                                                                                    --------               --------
    Net property, plant and equipment                                                173,818                173,486
                                                                                    --------               --------
Total assets                                                                        $551,320               $551,116
                                                                                    ========               ========

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                        March 31,               December 31,
                                                                                          2004                      2003
                                                                                          ----                      ----
                                                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                       $   7,779                $     611
    Accounts payable                                                                       34,842                   40,280
    Salaries and wages                                                                     11,853                   14,096
    Accrued liabilities                                                                    33,645                   33,555
    Income taxes                                                                              221                      185
    Long-term debt due within one year                                                        115                      115
                                                                                        ---------                ---------
Total current liabilities                                                                  88,455                   88,842

Long-term debt                                                                            229,123                  230,207
Deferred taxes                                                                             15,433                   15,469
Pension liability                                                                          17,626                   17,092
Other long-term liabilities                                                                12,182                   12,404
Nonpension postretirement benefits                                                         47,558                   47,245
                                                                                        ---------                ---------
    Total liabilities                                                                     410,377                  411,259
Shareholders' equity:
    Common stock, par value $.01 per share, 50,000,000 shares authorized,
       18,670,610 shares issued (18,660,960 shares issued in 2003)                            187                      187
    Capital in excess of par value                                                        300,618                  300,378
    Treasury stock, at cost, 5,024,973 shares (5,046,597 shares issued
       in 2003)                                                                          (138,842)                (139,449)
    Retained earnings                                                                       3,357                    4,154
    Accumulated other comprehensive loss                                                  (24,377)                 (25,413)
                                                                                        ---------                ---------
Total shareholders' equity                                                                140,943                  139,857
                                                                                        ---------                ---------
Total liabilities and shareholders' equity                                              $ 551,320                $ 551,116
                                                                                        =========                =========

                             See accompanying notes

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                        Three months ended March 31,
                                                                                       2004                     2003
                                                                                       ----                     ----
Operating activities:
    Net income                                                                      $     565                $   2,001
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                                 7,812                    6,907
          Equity loss (earnings) - net of tax                                             931                       (8)
          Accrued and deferred income taxes                                              (496)                  (4,280)
          Change in accounts receivable                                                   104                   (3,214)
          Change in inventories                                                        (3,454)                  (6,399)
          Change in accounts payable                                                   (4,555)                  (2,560)
          Other operating activities                                                     (454)                  (1,550)
                                                                                    ---------                ---------
Net cash provided by (used in) operating activities                                       453                   (9,103)

Investing activities:
    Additions to property, plant and equipment                                         (7,966)                  (4,633)
                                                                                    ---------                ---------
Net cash used in investing activities                                                  (7,966)                  (4,633)

Financing activities:
    Net bank credit facility activity                                                     ---                  (41,872)
    Payment of financing fees                                                             ---                     (663)
    Senior notes                                                                          ---                  100,000
    Other net borrowings                                                                7,136                     (365)
    Stock options exercised                                                               240                       76
    Treasury shares purchased                                                             ---                  (38,248)
    Dividends                                                                          (1,362)                  (1,463)
                                                                                    ---------                ---------
Net cash provided by financing activities                                               6,014                   17,465

    Effect of exchange rate fluctuations on cash                                           (1)                      47
                                                                                    ---------                ---------

(Decrease) increase in cash                                                            (1,500)                   3,776

Cash at beginning of year                                                               2,750                    1,683
                                                                                    ---------                ---------

Cash at end of period                                                               $   1,250                $   5,459
                                                                                    =========                =========

                             See accompanying notes

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)

1. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           March 31,            December 31,
                                                                             2004                   2003
                                                                           ---------            ------------
Borrowings under credit facility, due April 23, 2005                       $126,874               $127,926
Senior notes, 3.69%, due March 31, 2008                                      25,000                 25,000
Senior notes, 5.08%, due March 31, 2013                                      55,000                 55,000
Senior notes, floating interest, due March 31, 2010                          20,000                 20,000
Promissory Note, 6%, due April, 2004 through September, 2016                  2,364                  2,396
Notes payable, floating interest                                              7,779                    611
                                                                           --------               --------
     Total debt                                                             237,017                230,933
Less -- current portion of debt                                               7,894                    726
                                                                           --------               --------
     Total long-term portion of debt                                       $229,123               $230,207
                                                                           ========               ========

The Company was in compliance with the covenants of all debt agreements as of March 31, 2004 and December 31, 2003.

REVOLVING CREDIT FACILITY

On February 10, 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) among Libbey Glass Inc. and Libbey Europe B.V., as borrowers. This amended the previous Revolving Credit and Swing Line Facility naming Libbey Glass Inc. as borrower. The amendment was primarily for the Company to borrow euros. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing April 23, 2005, with an option to extend for two additional one-year periods. Swing Line borrowings are limited to $25 million with interest calculated at the prime rate minus the facility fee percentage (Facility Fee Percentage) as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company's option at either the prime rate minus the Facility Fee Percentage or a Eurodollar rate plus the Applicable Eurodollar Margin (Applicable Eurodollar Margin) as defined in the Agreement. The Facility Fee Percentage and Applicable Eurodollar Margin vary depending on the Company's performance against certain financial ratios. The Facility Fee Percentage and the Applicable Eurodollar Margin were 0.375% and 1.375%, respectively, at March 31, 2004.

The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Revolving Credit and Swing Line Facility at floating rates of interest, up to a maximum of $125 million. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At March 31, 2004, the Company had $4.6 million in letters of credit outstanding under the Facility.

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

The Company pays the Commitment Fee Percentage on the total credit provided under the Revolving Credit Agreement. No compensating balances are required by the Agreement, which does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations and restricts certain types of business activities and investments.

SENIOR NOTES

On March 31, 2003, the Company completed the issuance of $100 million of privately placed senior notes. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at March 31, 2004, on the $20 million debt was 2.2%. The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement.

INTEREST RATE PROTECTION AGREEMENTS

The Company has Interest Rate Protection Agreements (Rate Agreements) with respect to $100 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The fixed interest rate for the Company's borrowings related to the Rate Agreements at March 31, 2004, is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.1 years at March 31, 2004. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.8% at March 31, 2004. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a 49% equity owner in Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies (Vitrocrisa), which manufacture, market, and sell glass tableware (beverageware, plates, bowls, serveware, and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware, and lighting fixtures sold to original equipment manufacturers) and a 49% equity owner in Crisa Industrial, L.L.C., a distributor of industrial glassware for Vitrocrisa in the U.S. and Canada.

Summarized combined financial information for the Company's investments for 2004 and 2003, accounted for by the equity method under accounting principles generally accepted in the United States (U.S. GAAP), is as follows:

                                      March 31,            December 31,
                                        2004                   2003
                                      ---------            ------------
Current assets                        $ 78,941               $ 82,060
Non-current assets                      99,348                101,722
                                      --------               --------
  Total assets                         178,289                183,782

Current liabilities                    104,258                117,941
Non-current liabilities                 47,092                 37,093
                                      --------               --------
     Total liabilities                 151,350                155,034
                                      --------               --------
Net assets                            $ 26,939               $ 28,748
                                      ========               ========

          Three months ended March 31,                         2004                    2003
----------------------------------------------               --------                --------
Net sales                                                    $ 42,478                $ 38,287
  Cost of sales                                                38,318                  32,999
                                                             --------                --------
Gross profit                                                    4,160                   5,288
  Selling, general and administrative expenses                  5,366                   4,856
                                                             --------                --------
(Loss) income from operations                                  (1,206)                    432
  Translation (loss) gain                                        (181)                    647
  Other (expense) income                                         (101)                      8
                                                             --------                --------
(Loss) earnings before finance costs and taxes                 (1,488)                  1,087
  Interest expense                                              1,347                   1,394
                                                             --------                --------
Loss before income taxes                                       (2,835)                   (307)
  Income taxes                                                   (934)                   (325)
                                                             --------                --------
Net (loss) income                                            $ (1,901)               $     18
                                                             ========                ========

3. CASH FLOW INFORMATION

Interest paid in cash was $2,295 and $2,264 for the first three months of 2004 and 2003, respectively. Income taxes paid in cash were $1,234 and $5,169 for the first three months of 2004 and 2003, respectively.

4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

              Three months ended March 31,                                     2004                     2003
------------------------------------------------------------               -----------               -----------
Numerator for basic and diluted earnings per share--net
    income which is available to common shareholders                       $       565               $     2,001
Denominator for basic earnings per share--weighted-average
    shares outstanding                                                      13,629,203                14,469,861
Effect of dilutive securities--employee stock options                           48,151                   129,448
                                                                           -----------               -----------

Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                         13,677,354                14,599,309

Basic earnings per share                                                   $      0.04               $      0.14
Diluted earnings per share                                                 $      0.04               $      0.14
                                                                           ===========               ===========

5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are as follows:

         Three months ended March 31,                         2004                 2003
----------------------------------------------               ------               ------
Net income                                                   $  565               $2,001
Change in fair value of derivative instruments                  944                  398
Effect of exchange rate fluctuation                              92                   --
                                                             ------               ------
Comprehensive income                                         $1,601               $2,399
                                                             ======               ======

Accumulated other comprehensive loss primarily includes $2,420 and $3,364 for effect of derivatives and $22,080 and $22,080 for minimum pension liability as of March 31, 2004, and December 31, 2003, respectively.

The change in other comprehensive income for the Company is as follows:

           Three months ended March 31,                           2004                   2003
-------------------------------------------------               -------                -------
Change in fair value of derivative instruments                  $ 1,512                $   638
Less:
  Income tax expense                                               (568)                  (240)
                                                                -------                -------
Other comprehensive income related to derivatives               $   944                $   398
                                                                =======                =======

6. DERIVATIVES

As of March 31, 2004, the Company had Interest Rate Protection Agreements for $100.0 million of its variable rate debt and commodity contracts for 1.4 million British Thermal Units (BTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives is included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At March 31, 2003, the Company had Rate Agreements for

$100.0 million of its variable rate debt and commodity contracts for 0.9 million BTUs of natural gas.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate and natural gas hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at March 31, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the first quarter of 2004 and 2003 was not material.

7. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The Interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003, for fiscal periods beginning after December 15, 2003. The Interpretation was effective for all variable interest entities during the Company's first quarter of 2004. This Interpretation had no impact on the Company's financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132-revised), which requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and defined benefit other post retirement plans. The Company adopted the disclosure requirements of SFAS No. 132-revised as shown in Note 9.

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to defer accounting for the effects of the Act pending further consideration of the underlying accounting issues.

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

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based employee compensation.

           Three months ended March 31,                             2004                  2003
---------------------------------------------------               -------               ---------
Net Income:
  Reported net income                                             $   565               $   2,001
  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards, net of related tax effects                   279                     403
                                                                  -------               ---------
Pro forma net income                                              $   286               $   1,598
                                                                  =======               =========

Basic earnings per share:
  Reported net income                                             $  0.04               $    0.14
  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards, net of related tax
  effects                                                            0.02                    0.03
                                                                  -------               ---------
Pro forma basic earnings per share                                $  0.02               $    0.11
                                                                  =======               =========

Diluted earnings per share:
  Reported net income                                             $  0.04               $    0.14
  Stock-based employee compensation
  expense determined under fair value-based
  method for all awards, net of related tax effects                  0.02                    0.03
                                                                  -------               ---------
Pro forma diluted earnings per share                              $  0.02               $    0.11
                                                                  =======               =========

9. PENSION PLANS AND NONPENSION POSTRETIREMENT BENEFITS

Net pension expense / postretirement expense for the Company's United States
(US) plans for the three months ended March 31, 2004 and 2003 includes the following components:

                                                                                                Other Postretirement
          US Plans                                    Pension Plans                                 Benefit Plan
------------------------------               ------------------------------                ------------------------------
 Three months ended March 31,                  2004                   2003                   2004                   2003
------------------------------               -------                -------                -------                -------
Service cost                                 $ 1,590                $ 1,360                $   265                $   228
Interest cost                                  3,586                  3,590                    618                    565
Expected return on plan assets                (4,680)                (4,794)                    --                     --
Amortization of unrecognized:
    Prior service cost                           372                    372                   (479)                  (479)
    Recognized loss                              232                     29                     21                     16
                                             -------                -------                -------                -------
Net periodic benefit cost                    $ 1,100                $   557                $   425                $   330
                                             =======                =======                =======                =======

The Company expects to contribute $140 to its US pension plans in 2004. Through the first quarter, $0 has been contributed.

Net pension expense (income) / postretirement expense for the Company's non-United States plans for the three months ended March 31, 2004 and 2003 includes the following components:

                                                                               Other Postretirement
                    Non-US Plans                           Pension Plans           Benefit Plan
--------------------------------------------------------------------------------------------------
   Three months ended March 31,                          2004        2003        2004       2003
--------------------------------------------------------------------------------------------------
Service cost                                           $    151    $    146    $     --   $     --
Interest cost                                               384         319          41         32
Expected return on plan assets                             (456)       (375)         --         --
Amortization of unrecognized:
   Prior service cost                                       (90)        (41)         --         --
   Recognized (gain)                                         --          --          --         (5)
                                                       --------    --------    --------   --------
Net periodic benefit (income) cost                     $    (11)   $     49    $     41   $     27
                                                       ========    ========    ========   ========

The Company expects to contribute $1,400 to its non-US pension plans in 2004. Through the first quarter, $359 has been contributed.

During January 2004, the FASB issued FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. In accordance with FSP 106-1, the Company has elected to defer accounting for the effects of the Act and accordingly, the measures of the accumulated postretirement benefit obligation and the net postretirement benefit costs do not reflect the effects of the Act.

The Company's election to defer accounting for the effects of the Act may not be changed and the deferral will continue to apply until authoritative guidance on the accounting for the federal subsidy is issued.

10. GUARANTEES

The debt of Libbey Glass Inc. and Libbey Europe B.V, pursuant to the Amended and Restated Revolving Credit Agreement and privately placed senior notes are guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a(euro)10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Consolidated Financial Statements. See Note 1 for further disclosure on debt of the Company.

In addition, Libbey Inc. guarantees the payment of Vitrocrisa Holding, S. de R.L. de C.V. (Vitrocrisa) of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Vitrocrisa is a party. The guarantee is limited to 49% of any such obligation of Vitrocrisa and limited to an aggregate amount of $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.

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

On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a certain Credit Agreement. Libbey's portion of the guarantee is for 31% of the total guarantee, up to a maximum amount of $23.0 million. Tranche B loans of the Credit Agreement is for a three year term, expiring April 2007. Libbey would be obligated in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. Since the guarantee was entered into after March 31, 2004, the guarantee is not included in the Consolidated Financial Statements for the first quarter of 2004. The guarantee will be recorded at the fair market value on the Consolidated Financial Statements during the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

                                                 (dollars in thousands)
      Three months ended March 31,                 2004          2003
------------------------------------------------------------------------
Net Sales                                       $  123,123    $  111,903

Gross profit                                        22,316        21,558
As a percent of sales                                 18.1%         19.3%

Income from operations                          $    6,015    $    5,542
As a percent of sales                                  4.9%          5.0%

Earnings before interest and income taxes       $    4,433    $    5,518
As a percent of sales                                  3.6%          4.9%

Net income                                      $      565    $    2,001
As a percent of sales                                  0.5%          1.8%

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

For the quarter ended March 31, 2004, sales increased 10.0 percent to $123.1 million from $111.9 million in the year-ago quarter. The increase in sales was largely attributable to solid growth in sales to foodservice customers. Shipments of Libbey glassware, Syracuse China dinnerware and World Tableware products to foodservice customers were all at least 10 percent higher than the year-ago period. Sales to retail customers increased approximately 5 percent as compared to the year-ago first quarter, while sales to industrial customers were up more than 15 percent. Sales to customers located outside of the United States, increased 15.7 percent to $27.3 million from $23.6 million in the year-ago period. The primary reason for this increase is the impact of a weaker U.S. dollar and the more favorable exchange of the euro currency expressed in U.S. dollars.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $22.3 million and as a percent of sales was 18.1 percent in the first quarter of 2004 compared to $21.6 million and as a percent of sales was 19.3 percent in the first quarter of 2003. Factors contributing to the increase in gross profit were higher sales and improved mix of sales partially offset by additional costs (mostly non-cash) for pension and nonpension postretirement benefits of $0.6 million and higher distribution costs of $1.3 million related to the increased sales.

Income from operations was $6.0 million compared to $5.5 million in the first quarter last year and as a percent of sales was 4.9 percent in the first quarter of 2004 compared to 5.0 percent in the year-ago quarter. Contributing to the increase in income from operations was the increase in gross profit. Selling, general and administrative expenses only increased $0.2 million compared to the prior year period, while sales increased $11.2 million.

Earnings before interest and income taxes (EBIT) were $4.4 million compared to $5.5 million in the year-ago quarter. Pretax equity loss from Vitrocrisa (the Company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding,
S. de R.L. de C.V. and related Mexican companies), was $1.4 million on a pretax basis, as compared with a pretax loss of $0.2 million in the first quarter of 2003 as the result of higher natural gas costs, increased repair expenses, and a translation loss.

Net income was $0.6 million, or 4 cents per diluted share, compared with net income of $2.0 million, or 14 cents per diluted share, in the year-ago period. Interest expense increased $1.0 million as a result of higher average debt during the quarter and higher interest rates compared with the year-ago period. Debt increased by $38.2 million in March of 2003 due to the repurchase of 1,500,000 shares pursuant to the Company's modified Dutch Auction tender offer. The Company's effective tax rate was 34.0 percent for the quarter as compared to
32.8 percent in the year-ago period as the result of lower federal and state income tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $0.5 million during the first quarter of 2004, compared to cash used of $9.1 million during the year ago period. The increase of operating cash was primarily the result of the change in working capital. Total inventories increased $3.2 million during the first quarter of 2004 to $128.9 million, as compared to the first quarter of 2003, when total inventories increased by $6.9 million. Accounts receivable decreased by $0.8 million during the first quarter of 2004 compared to an increase of $3.5 million during the year-ago period.

The Company had total debt, including notes payable, of $237.0 million at March 31, 2004, compared to $230.9 million at December 31, 2003. This increase in debt is attributable to seasonal increased working capital requirements during the first quarter of 2004. In early 2003, the Company entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) as detailed in Note 1 to the Consolidated Financial Statements. The Agreement matures April 23, 2005, with an option to extend for two additional one-year periods. Libbey anticipates refinancing the Revolving Credit Agreement during the second quarter of 2004. The Company had additional debt capacity at March 31, 2004, under the Revolving Credit Agreement (Agreement) of $118.5 million. Of Libbey's total outstanding indebtedness, $54.6 million was subject to fluctuating interest rates at March 31, 2004. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.5 million on an annual basis as of March 31, 2004.

On March 31, 2003, Libbey completed the issuance of $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an initial average maturity of 8.4 years and a remaining average maturity of 7.4 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement.

Libbey has entered into Interest Rate Protection Agreements with respect to $100 million of its debt. The average fixed rate of interest under these Interest Rate Protection Agreements is

5.8%, and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Interest Rate Protection Agreements is 1.1 years at March 31, 2004. The Company is not aware of any trends, demands, commitments, or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity.

The Company believes that its cash from operations and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement.

Since mid-1998, the Company has repurchased 5,125,000 shares for $140.7 million. Board authorization remains at March 31, 2004 for the purchase of an additional 1,000,000 shares. Starting in 2003, the repurchased common stock is being used by the Company to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for its employee 401(k) plans.

During the first quarter of 2004, the Company had capital expenditures of $8.0 million compared to $4.6 million in the year-ago period. These expenditures primarily relate to furnace and machine rebuild activity and investments in higher productivity and laborsaving machinery and equipment. The Company expects to spend $35 to $40 million for capital expenditures for the year 2004.

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

The Company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $100.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the Company's borrowings related to the Rate Agreements at March 31, 2004 is 5.8% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.1 years at March 31, 2004. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.8% at March 31, 2004. The Company had $54.6 million of debt subject to fluctuating interest rates at March 31, 2004. A change of one percent in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis.

The interest rate differential to be received or paid under the Rate Agreements is being recognized over the life of the Rate Agreements as an adjustment to interest expense. If the counterparts to these Rate Agreements were to fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

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

In addition to the Rate Agreements, the Company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The Company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At March 31, 2004, approximately $2.4 million of unrealized net losses were recorded in accumulated other comprehensive loss.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           Total Number of           Maximum Number
                                                                          Shares Purchased         of Shares that May
                                Total Number                             as Part of Publicly        Yet Be Purchased
                                 of Shares           Average Price         Announced Plans         Under the Plans or
      Period                     Purchased          Paid per Share           or Programs              Programs (1)
---------------------------------------------------------------------------------------------------------------------
January 1 to
January 31, 2004                    --                    --                     --                     1,000,000
February 1, to
February 29, 2004                   --                    --                     --                     1,000,000
March 1, to
March 31, 2004                      --                    --                     --                     1,000,000
                                ---------------------------------------------------------------------------------
Total                               --                    --                     --
                                ---------------------------------------------------------------------------------

(1) Libbey announced on December 10, 2002 that its Board of Directors authorized the purchase of up to 2,500,000 shares of the Company's common stock in the open market and negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for the plan.

ITEM 5. OTHER INFORMATION

         (a) There has been no material change to the procedures by which security holders may recommend nominees to the Company's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

         (b)      Reports on Form 8-K:

                  A report under Item 12 was filed dated February 5, 2004, announcing financial results for the quarter and year ended December 31, 2003.

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

10.1          Employment Agreement dated as of March 22, 2004 between Libbey
              Inc. and Kenneth A. Boerger (filed herein).

10.2          Employment Agreement dated as of March 22, 2004 between Libbey
              Inc. and Daniel P. Ibele (filed herein).

10.3          Employment Agreement dated as of March 22, 2004 between Libbey
              Inc. and Susan Allene Kovach (filed herein).

10.4          Employment Agreement dated as of March 22, 2004 between Libbey
              Inc. and John F. Meier (filed herein).

10.5          Employment Agreement dated as of March 22, 2004 between Libbey
              Inc. and Timothy T. Paige (filed herein).

10.6          Employment Agreement dated as of March 22, 2004 between Libbey
              Inc. and Richard I. Reynolds (filed herein).

10.7 Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Scott M. Sellick (filed herein).

10.8 Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth G. Wilkes (filed herein).

10.9 Employment Agreement dated as of March 22, 2004 between Libbey Inc. and John A. Zarb (filed herein).

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

                                   LIBBEY INC.

Date May 10, 2004           By   /s/ Scott M. Sellick
                               ----------------------------------
                                   Scott M. Sellick,
                                   Vice President, Chief Financial Officer
                                   (duly authorized principal financial officer)