Form 10-Q
period 2004-06-30
LIBBEY INC
filed 2004-08-09
CIK 902274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

            Common Stock, $.01 par value - 13,747,757 shares at July 30, 2004

PART  I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all wholly owned subsidiaries (Libbey or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                     Three months ended June 30,
                                                         2004         2003
                                                      ---------    ---------
Revenues:
      Net sales                                       $ 135,752    $ 128,254
      Freight billed to customers                           564          529
      Royalties and net technical assistance income         712          640
                                                      ---------    ---------
          Total revenues                                137,028      129,423

      Cost of sales                                     103,394       99,085
                                                      ---------    ---------
Gross profit (1)                                         32,922       29,698

      Selling, general and administrative expenses       17,486       17,514
                                                      ---------    ---------
Income from operations (2)                               16,148       12,824

Other income (loss):
      Pretax equity earnings                              1,456        1,997
      Other - net                                          (124)         210
                                                      ---------    ---------
                                                          1,332        2,207
                                                      ---------    ---------
Earnings before interest and income taxes                17,480       15,031

Interest expense - net                                    3,516        3,611
                                                      ---------    ---------
Income before income taxes                               13,964       11,420
Provision for income taxes                                4,599        3,510
                                                      ---------    ---------

Net income                                            $   9,365    $   7,910
                                                      =========    =========

Net income per share:
      Basic                                           $    0.68    $    0.59
                                                      =========    =========
      Diluted                                         $    0.68    $    0.59
                                                      =========    =========

Dividends per share                                   $    0.10    $    0.10
                                                      =========    =========

                             See accompanying notes

(1) Net sales plus Freight billed to customers less Cost of sales

(2) Gross profit plus Royalties and net technical assistance income less Selling, general and administrative expenses

                                   LIBBEY INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per-share amounts)
                                   (unaudited)

                                                       Six months ended June 30,
                                                          2004          2003
                                                        ---------    ---------
Revenues:
      Net sales                                         $ 258,875    $ 240,157
      Freight billed to customers                           1,055          963
      Royalties and net technical assistance income         1,404        1,390
                                                        ---------    ---------
          Total revenues                                  261,334      242,510

      Cost of sales                                       204,692      189,864
                                                        ---------    ---------
Gross profit (1)                                           55,238       51,256

      Selling, general and administrative expenses         34,479       34,280
                                                        ---------    ---------
Income from operations (2)                                 22,163       18,366

Other income (loss):
      Pretax equity earnings                                   67        1,847
      Other - net                                            (317)         336
                                                        ---------    ---------
                                                             (250)       2,183
                                                        ---------    ---------
Earnings before interest and income taxes                  21,913       20,549

Interest expense - net                                      7,092        6,152
                                                        ---------    ---------
Income before income taxes                                 14,821       14,397
Provision for income taxes                                  4,891        4,486
                                                        ---------    ---------

Net income                                              $   9,930    $   9,911
                                                        =========    =========

Net income per share:
      Basic                                             $    0.73    $    0.71
                                                        =========    =========
      Diluted                                           $    0.73    $    0.71
                                                        =========    =========

Dividends per share                                     $    0.20    $    0.20
                                                        =========    =========

                             See accompanying notes

(1) Net sales plus Freight billed to customers less Cost of sales

(2) Gross profit plus Royalties and net technical assistance income less Selling, general and administrative expenses

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                        June 30,     December 31,
                                                                          2004          2003
                                                                        --------       --------
                                                                       (unaudited)
ASSETS
Current assets:
    Cash                                                                $  2,355       $  2,750
    Accounts receivable:
       Trade, less allowances of $5,214 and $5,604                        59,596         53,333
       Other, less allowances of $931 and $1,556                           3,784          3,789
                                                                        --------       --------
                                                                          63,380         57,122
    Inventories:
       Finished goods                                                    122,410        116,408
       Work in process                                                     6,872          4,590
       Raw materials                                                       4,179          3,859
       Operating supplies                                                    836            839
                                                                        --------       --------
                                                                         134,297        125,696

    Deferred taxes                                                         7,402          7,402
    Other current assets                                                   3,545          3,208
                                                                        --------       --------
Total current assets                                                     210,979        196,178

Other assets:
    Repair parts inventories                                               6,659          7,058
    Intangibles, net of accumulated amortization of
         $5,362 and $4,956                                                27,799         28,346
    Software, net of accumulated amortization of
         $13,300 and $12,755                                               2,865          2,354
    Other assets                                                           3,359          2,987
    Investments                                                           87,754         87,574
    Goodwill                                                              52,917         53,133
                                                                        --------       --------
                                                                         181,353        181,452

Property, plant and equipment at cost                                    341,882        327,741
    Less accumulated depreciation                                        167,699        154,255
                                                                        --------       --------
    Net property, plant and equipment                                    174,183        173,486
                                                                        --------       --------
Total assets                                                            $566,515       $551,116
                                                                        ========       ========

                             See accompanying notes

                                   LIBBEY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             June 30,   December 31,
                                                                              2004        2003
                                                                            ---------    ---------
                                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                           $  14,142    $     611
    Accounts payable                                                           35,625       40,280
    Salaries and wages                                                         11,871       14,096
    Accrued liabilities                                                        32,488       33,555
    Income taxes                                                                5,254          185
    Long-term debt due within one year                                            115          115
                                                                            ---------    ---------
Total current liabilities                                                      99,495       88,842

Long-term debt                                                                223,685      230,207
Deferred taxes                                                                 15,467       15,469
Pension liability                                                              17,501       17,092
Other long-term liabilities                                                    12,211       12,404
Nonpension postretirement benefits                                             46,986       47,245
                                                                            ---------    ---------
    Total liabilities                                                         415,345      411,259
Shareholders' equity:
    Common stock, par value $.01 per share, 50,000,000 shares authorized,
       18,675,310 shares issued (18,660,960 shares issued in 2003)                187          187

    Capital in excess of par value                                            300,718      300,378
    Treasury stock, at cost, 4,943,209 shares (5,046,597 shares issued
       in 2003)                                                              (137,176)    (139,449)
    Retained earnings                                                          11,356        4,154
    Accumulated other comprehensive loss                                      (23,915)     (25,413)
                                                                            ---------    ---------
Total shareholders' equity                                                    151,170      139,857
                                                                            ---------    ---------
Total liabilities and shareholders' equity                                  $ 566,515    $ 551,116
                                                                            =========    =========

                             See accompanying notes

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                  Three months ended June 30,
                                                                       2004        2003
                                                                     --------    --------
Operating activities:
    Net income                                                       $  9,365    $  7,910
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                 7,631       6,825
          Equity earnings - net of tax                                 (1,058)     (1,471)
          Accrued and deferred income taxes                             5,067         127
          Change in accounts receivable                                (7,105)     (3,122)
          Change in inventories                                        (5,432)     (7,019)
          Change in accounts payable                                      783       3,146
          Other operating activities                                    1,227       9,360
                                                                     --------    --------
Net cash provided by operating activities                              10,478      15,756

Investing activities:
    Additions to property, plant and equipment                         (8,859)     (6,379)
    Dividends from equity investments                                      --       4,900
    Other                                                                  --         897
                                                                     --------    --------
Net cash used in investing activities                                  (8,859)       (582)

Financing activities:
    Net bank credit facility activity                                  (5,000)    (20,000)
    Payment of financing fees                                            (838)         --
    Other net borrowings                                                6,602       2,453
    Stock options exercised                                                88       4,765
    Treasury shares purchased                                              --        (640)
    Dividends                                                          (1,366)     (1,325)
                                                                     --------    --------
Net cash used in financing activities                                    (514)    (14,747)

    Effect of exchange rate fluctuations on cash                           --         (24)
                                                                     --------    --------
 Increase in cash                                                       1,105         403

Cash at beginning of quarter                                            1,250       5,459
                                                                     --------    --------

Cash at end of period                                                $  2,355    $  5,862
                                                                     ========    ========

                             See accompanying notes

                                   LIBBEY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                       Six months ended June 30,
                                                                          2004         2003
                                                                        ---------    ---------
Operating activities:
    Net income                                                          $   9,930    $   9,911
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                    15,443       13,732
          Equity earnings - net of tax                                       (127)      (1,479)
          Accrued and deferred income taxes                                 5,067       (3,927)
          Change in accounts receivable                                    (6,258)      (6,591)
          Change in inventories                                            (8,601)     (13,886)
          Change in accounts payable                                       (4,655)         841
          Other operating activities                                          333        8,133
                                                                        ---------    ---------
Net cash provided by operating activities                                  11,132        6,734

Investing activities:
    Additions to property, plant and equipment                            (17,026)     (11,093)
    Dividends from equity investments                                          --        4,900
    Other                                                                      --          897
                                                                        ---------    ---------
Net cash used in investing activities                                     (17,026)      (5,296)

Financing activities:
    Net bank credit facility activity                                      (5,000)     (61,872)
    Payment of financing fees                                                (838)        (663)
    Senior notes                                                               --      100,000
    Other net borrowings                                                   13,738        2,088
    Stock options exercised                                                   328        4,841
    Treasury shares purchased                                                  --      (38,888)
    Dividends                                                              (2,728)      (2,788)
                                                                        ---------    ---------
Net cash provided by financing activities                                   5,500        2,718

    Effect of exchange rate fluctuations on cash                               (1)          23
                                                                        ---------    ---------
(Decrease) increase in cash                                                  (395)       4,179

Cash at beginning of year                                                   2,750        1,683
                                                                        ---------    ---------

Cash at end of period                                                   $   2,355    $   5,862
                                                                        =========    =========

                             See accompanying notes

                                   LIBBEY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands, except per share data
                                   (unaudited)

1.    NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 June 30,    December 31,
                                                                  2004           2003
                                                              ------------   ------------
Borrowings under credit facility, due June 24, 2009           $    121,467   $    127,926
Senior notes, 3.69%, due March 31, 2008                             25,000         25,000
Senior notes, 5.08%, due March 31, 2013                             55,000         55,000
Senior notes, floating interest, due March 31, 2010                 20,000         20,000
Promissory Note, 6%, due July, 2004 through September, 2016          2,333          2,396
Notes payable, floating interest                                    14,142            611
                                                              ------------   ------------
     Total debt                                                    237,942        230,933
Less -- current portion of debt                                     14,257            726
                                                              ------------   ------------
     Total long-term portion of debt                          $    223,685   $    230,207
                                                              ============   ============


The Company was in compliance with the covenants of all debt agreements as of June 30, 2004 and December 31, 2003.

REVOLVING CREDIT FACILITY

On June 24, 2004, the Company entered into an unsecured agreement for a Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with Libbey Glass Inc. and Libbey Europe B.V., as borrowers. This replaced the previous Amended and Restated Revolving Credit Agreement naming Libbey Glass Inc. and Libbey Europe B.V. as borrowers that was scheduled to expire on April 23, 2005. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line US dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company's option at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on the Company's performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.20% and 1.20%, respectively, at June 30, 2004. The weighted average interest rate on these borrowings at June 30, 2004 was 3.1%.

Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent as defined in the Revolving Credit Agreement of $100 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros as defined in the Agreement. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans, as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on the Company's performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 1.70% and 1.20%, respectively, at June 30, 2004.

The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Facility at negotiated rates of interest, up to a maximum of $125 million. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At June 30, 2004, the Company had $5.3 million in letters of credit outstanding under the Facility.

The Company pays a Facility Fee as defined by the agreement on the total credit provided under the Facility. The Facility Fee varies depending on the Company's performance against certain financial ratios. The Facility Fee was 0.30% at June 30, 2004.

No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

SENIOR NOTES

On March 31, 2003, the Company issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an initial average maturity of 8.4 years and a remaining average maturity of 7.2 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at June 30, 2004, on the $20 million debt was 2.16%.

INTEREST RATE PROTECTION AGREEMENTS

The Company has Interest Rate Protection Agreements (Rate Agreements) with respect to $75 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The fixed interest rate for the Company's borrowings related to the Rate Agreements at June 30, 2004, is 6.10% and the total interest rate, including applicable fees, is 7.60%. The average maturity of these Rate Agreements is 1.1 years at June 30, 2004. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.64% at June 30, 2004. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

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

Summarized combined financial information for the Company's investments for 2004 and 2003, accounted for by the equity method under accounting principles generally accepted in the United States (U.S. GAAP), is as follows:

                                                              June 30,   December 31,
                                                                2004        2003
                                                             ---------    ---------
Current assets                                               $  84,946    $  82,060
Non-current assets                                             102,762      101,722
                                                             ---------    ---------
  Total assets                                                 187,708      183,782

Current liabilities                                             48,823      117,941
Non-current liabilities                                        109,285       37,093
                                                             ---------    ---------
     Total liabilities                                         158,108      155,034
                                                             ---------    ---------
Net assets                                                   $  29,600    $  28,748
                                                             =========    =========

Three months ended June 30,                                     2004         2003
                                                             ---------    ---------
Net sales                                                    $  48,490    $  48,260
  Cost of sales                                                 39,270       35,930
                                                             ---------    ---------
Gross profit                                                     9,220       12,330
  Selling, general and administrative expenses                   5,650        5,963
                                                             ---------    ---------
Income from operations                                           3,570        6,367
  Translation gain (loss)                                          507         (727)
  Other (expense)                                                  (22)        (216)
                                                             ---------    ---------
Earnings before interest and taxes                               4,055        5,424
  Interest expense                                               1,083        1,349
                                                             ---------    ---------
Earnings before income taxes                                     2,972        4,075
  Income taxes                                                     813        1,075
                                                             ---------    ---------
Net income                                                   $   2,159    $   3,000
                                                             =========    =========


Six months ended June 30,                                       2004         2003
                                                             ---------    ---------
Net sales                                                    $  90,968    $  86,547
  Cost of sales                                                 77,588       68,929
                                                             ---------    ---------
Gross profit                                                    13,380       17,618
  Selling, general and administrative expenses                  11,016       10,819
                                                             ---------    ---------
Income from operations                                           2,364        6,799
  Translation gain (loss)                                          327          (80)
  Other (expense)                                                 (123)        (208)
                                                             ---------    ---------
Earnings before interest and taxes                               2,568        6,511
  Interest expense                                               2,430        2,743
                                                             ---------    ---------
Earnings before income taxes                                       138        3,768
  Income taxes                                                    (120)         751
                                                             ---------    ---------
Net income                                                   $     258    $   3,017
                                                             =========    =========

3. CASH FLOW INFORMATION

Interest paid in cash was $2,452 and $2,454 for the second quarter of 2004 and 2003, respectively, and $4,747 and $4,718 for the first six months of 2004 and 2003, respectively.

Income taxes paid in cash were $76 and $119 for the second quarter of 2004 and 2003, respectively, and $1,310 and $5,288 for the first six months of 2004 and 2003, respectively.

4. NET INCOME PER SHARE OF COMMON STOCK

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Three months ended June 30,                                         2004          2003
                                                                 ----------    ----------
Numerator for basic and diluted earnings per share--net
    income which is available to common shareholders               $  9,365      $  7,910
Denominator for basic earnings per share -- weighted-average
    shares outstanding                                           13,677,714    13,307,325
Effect of dilutive securities -- employee stock options              21,535        11,064
                                                                 ----------    ----------
Denominator for diluted earnings per share -- adjusted
    weighted-average shares and assumed conversions              13,699,249    13,318,389

Basic earnings per share                                           $   0.68      $   0.59
Diluted earnings per share                                         $   0.68      $   0.59
                                                                 ==========    ==========

Six months ended June 30,                                           2004          2003
                                                                 ----------    ----------
Numerator for basic and diluted earnings per share--net
    income which is available to common shareholders               $  9,930      $  9,911
Denominator for basic earnings per share -- weighted-average
    shares outstanding                                           13,653,458    13,883,030
Effect of dilutive securities -- employee stock options              28,280        16,325
                                                                 ----------    ----------

Denominator for diluted earnings per share -- adjusted
    weighted-average shares and assumed conversions              13,681,738    13,899,355

Basic earnings per share                                           $   0.73      $   0.71
Diluted earnings per share                                         $   0.73      $   0.71
                                                                 ==========    ==========

5. COMPREHENSIVE INCOME

The Company's components of comprehensive income are as follows:

Three months ended June 30,                                        2004          2003
                                                                 -------       -------
Net income                                                       $ 9,365       $ 7,910
Change in fair value of derivative instruments                       978          (253)
Effect of exchange rate fluctuation                                 (516)           --
                                                                 -------       -------
Comprehensive income                                             $ 9,827       $ 7,657
                                                                 =======       =======


Six months ended June 30,                                          2004         2003
                                                                 -------      --------
Net income                                                       $ 9,930       $ 9,911
Change in fair value of derivative instruments                     1,921           145
Effect of exchange rate fluctuation                                 (423)            3
                                                                 -------      --------
Comprehensive income                                             $11,428      $ 10,059
                                                                 =======      ========

Accumulated other comprehensive loss primarily includes $1,443 and $3,364 for effect of derivatives and $22,080 and $22,080 for minimum pension liability as of June 30, 2004, and December 31, 2003, respectively.

The change in other comprehensive income for derivative instruments for the Company is as follows:

Three months ended June 30,                                        2004         2003
                                                                  ------       ------
Change in fair value of derivative instruments                    $1,909       $ (405)
Less:
  Income tax expense                                                (931)         152
                                                                  ------       ------
Other comprehensive income related to derivatives                  $ 978       $ (253)
                                                                  ======       ======

Six months ended June 30,                                         2004         2003
                                                                 -------      -----
Change in fair value of derivative instruments                   $ 3,421      $ 233
Less:
  Income tax expense                                              (1,500)       (88)
                                                                 -------      -----
Other comprehensive income related to derivatives                 $1,921      $ 145
                                                                 =======      =====

6. DERIVATIVES

As of June 30, 2004, the Company had Interest Rate Protection Agreements for $75.0 million of its variable rate debt and commodity contracts for 1,300,000 million British Thermal Units (MMBTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives is included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At June 30, 2003, the Company had Rate Agreements for $100.0 million of its variable rate debt and commodity contracts for 2,000,000 MMBTUs of natural gas.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate and natural gas hedges as the counterparts are established financial institutions.

All of the Company's derivatives qualify and are designated as cash flow hedges at June 30, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the second quarter of 2004 and 2003 was not material.

7. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The Interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The Interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and requires consolidation of variable interest entities created after January 31, 2003. In addition, the Interpretation requires consolidation of variable interest entities created prior to January 31, 2003, for fiscal periods beginning after December 15, 2003. The Interpretation was effective for all variable interest entities during the Company's second quarter of 2004. This Interpretation had no impact on the Company's financial statements.

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


Three months ended June 30,                                                   2004                 2003
---------------------------                                                 ------               ------
Net Income:
  Reported net income                                                       $9,365               $7,910
  Stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of related tax effects                                                   313                  419
                                                                            ------               ------
Pro forma net income                                                        $9,052               $7,491
                                                                            ======               ======

Basic earnings per share:
  Reported net income                                                       $ 0.68               $ 0.59
  Stock-based employee compensation expense
  determined under fair  value-based method for all
  awards, net of related tax effects                                          0.02                 0.03
                                                                            ------               ------
Pro forma basic earnings per share                                          $ 0.66               $ 0.56
                                                                            ======               ======

Diluted earnings per share:
  Reported net income                                                       $ 0.68               $ 0.59
  Stock-based employee compensation expense
  determined under fair value-based method for all
  awards, net of related tax effects                                          0.02                 0.03
                                                                            ------               ------
Pro forma diluted earnings per share                                        $ 0.66               $ 0.56
                                                                            ======               ======

Six Months ended June 30,                                                    2004                 2003
-------------------------                                                   ------               ------
Net Income:
  Reported net income                                                       $9,930               $9,911
  Stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of related tax effects                                                   606                  822
                                                                            ------               ------
Pro forma net income                                                        $9,324               $9,089
                                                                            ======               ======

Basic earnings per share:
  Reported net income                                                       $ 0.73               $ 0.71
  Stock-based employee compensation expense
  determined under fair  value-based method for all
  awards, net of related tax effects                                          0.05                 0.06
                                                                            ------               ------
Pro forma basic earnings per share                                          $ 0.68               $ 0.65
                                                                            ======               ======
Diluted earnings per share:
  Reported net income                                                       $ 0.73               $ 0.71
  Stock-based employee compensation expense
  determined under fair value-based method for all
  awards, net of related tax effects                                          0.05                 0.06
                                                                            ------               ------
Pro forma diluted earnings per share                                        $ 0.68               $ 0.65
                                                                            ======               ======

9. PENSION PLANS AND NONPENSION POSTRETIREMENT BENEFITS

Net pension expense / postretirement expense for the Company's United States
(US) plans for the three months and six months ended June 30, 2004 and 2003 includes the following components:

                                                        Other Postretirement
      US Plans                      Pension Plans           Benefit Plan
      --------                      -------------           ------------
Three months ended June 30,       2004       2003          2004     2003
---------------------------      -------    ------        ------   ------
Service cost                     $ 1,447    $ 1,360       $ 187    $ 228
Interest cost                      3,402      3,590         388      485
Expected return on plan assets    (4,950)    (5,183)         --       --
Amortization of unrecognized:
    Prior service cost               372        372        (479)    (479)
    Recognized loss (gain)            53         29         (34)      16
                                 -------    -------       -----    -----
Net periodic benefit cost        $   324    $   168       $  62    $ 250
                                 =======    =======       =====    =====

Six months ended June 30,         2004       2003       2004       2003
-------------------------        -------    -------    -------    -------
Service cost                     $ 3,037    $ 2,720    $   452    $   456
Interest cost                      6,988      7,180      1,006      1,050
Expected return on plan assets    (9,630)    (9,977)        --         --
Amortization of unrecognized:
    Prior service cost               744        744       (958)      (958)
    Recognized loss (gain)           285         58        (13)        32
                                 -------    -------    -------    -------
Net periodic benefit cost        $ 1,424    $   725    $   487    $   580
                                 =======    =======    =======    =======

During the second quarter of 2004, the expense for the pension and postretirement benefit plan for the year 2004 has been adjusted for the actual cost derived from the actuarial valuation.

The Company expects to contribute cash contributions of $80 to its US pension plans in 2004. Through the second quarter, $20 has been contributed.

Net pension expense (income) / postretirement expense for the Company's non-United States plans for the three months and six months ended June 30, 2004 and 2003 includes the following components:

                                                       Other Postretirement
        Non-US Plans                  Pension Plans       Benefit Plan
        ------------                 --------------       ------------
Three months ended June 30,           2004     2003       2004    2003
---------------------------          -----    -----       ----    ----
Service cost                         $ 151    $ 146       $ --    $ --
Interest cost                          384      319         36      32
Expected return on plan assets        (456)    (375)        --      --
Amortization of unrecognized:
    Prior service cost                 (90)     (41)        --      --
    Recognized (gain)                   --       --         (4)     (5)
                                     -----    -----       ----    ----
Net periodic benefit (income) cost   $ (11)   $  49       $ 32    $ 27
                                     =====    =====       ====    ====

Six months ended June 30,             2004     2003       2004    2003
---------------------------          -----    -----       ----    ----
Service cost                         $ 302    $ 292       $ --    $ --
Interest cost                          768      638         77      64
Expected return on plan assets        (912)    (750)        --      --
Amortization of unrecognized:
    Prior service cost                (180)     (82)        --      --
    Recognized (gain)                   --       --         (4)    (10)
                                     -----    -----       ----    ----
Net periodic benefit (income) cost   $ (22)   $  98       $ 73    $ 54
                                     =====    =====       ====    ====

During the second quarter of 2004, the expense for the postretirement benefit plan for the year 2004 has been adjusted for the actual cost derived from the actuarial valuation.

The Company expects to contribute cash contributions of $1,400 to its non-US pension plans in 2004. Through the second quarter, $695 has been contributed.

10. GUARANTEES

The debt of Libbey Glass Inc. and Libbey Europe B.V. pursuant to the Revolving Credit Agreement and privately placed senior notes is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a(euro)10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Consolidated Financial Statements. See Note 1 for further disclosure on debt of the Company.

In addition, Libbey Inc. guarantees the payment by Vitrocrisa Holding, S. de R.L. de C.V. (Vitrocrisa) of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Vitrocrisa is a party. The guarantee is limited to 49% of any such obligation of Vitrocrisa and limited to an aggregate amount of $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.

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

On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a certain Credit Agreement. Libbey's portion of the guarantee is for 31% of the total indebtedness, up to a maximum amount of $23.0 million. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. Libbey would be obligated in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in Libbey's Consolidated Balance Sheet as an increase in Other long-term liabilities with an offset to Investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. These factors are discussed in Other Information in the section "Qualitative and Quantitative Disclosures About Market Risk."

The Company believes that Earnings before interest and taxes (EBIT), a non-GAAP financial measure, is a useful metric for evaluating its financial performance because of its focus on the Company's results from earnings before interest and taxes.

RESULTS OF OPERATIONS - SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

                                             (dollars in thousands)
                                             ----------------------
Three months ended June 30,                    2004         2003
---------------------------                  --------     ---------
Net Sales                                    $135,752     $128,254

Gross profit                                   32,922       29,698
As a percent of sales                            24.3%        23.2%

Income from operations                       $ 16,148     $ 12,824
As a percent of sales                            11.9%        10.0%

Earnings before interest and income taxes    $ 17,480     $ 15,031
As a percent of sales                            12.9%        11.7%

Net income                                   $  9,365     $  7,910
As a percent of sales                             6.9%         6.2%

For the quarter-ended June 30, 2004, sales increased 5.8 percent to $135.8 million from $128.3 million in the year-ago quarter. The increase in sales was attributable to growth in sales to customers in the foodservice and retail channels of distribution. Shipments to foodservice customers of Libbey glassware, Syracuse China dinnerware, World Tableware products, and Traex products were all higher than the year-ago period. Sales to retail customers increased over 8 percent, as compared to the year-ago quarter. Sales to customers located outside of the United States increased 1.4 percent to $28.2 million from $27.8 million in the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $32.9 million and as a percent of sales was 24.3 percent in the second quarter of 2004 compared to $29.7 million and 23.2 percent in the second quarter of 2003. Factors contributing to the increase in gross profit were higher sales to customers, improved capacity utilization and efficiencies in the manufacturing operations.

Income from operations was $16.1 million compared to $12.8 million in the second quarter last year and as a percent of sales was 11.9 percent in the second quarter of 2004 compared to 10.0 percent in the year-ago quarter. Contributing to the increase in income from operations was the increase in gross profit. Selling, general and administrative expenses were flat compared to the prior year period however as a percent to sales decreased from 13.7 percent in the second quarter of 2003 to 12.9 percent in the current year quarter.

Earnings before interest and income taxes (EBIT) were $17.5 million compared to $15.0 million in the year-ago quarter. Pretax equity earnings from Vitrocrisa (the Company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies), were $1.5 million as compared to $2.0 million in the second quarter of 2003. The decrease was the result of flat sales and higher natural gas costs.

Net income was $9.4 million, or 68 cents per diluted share, compared with net income of $7.9 million, or 59 cents per diluted share, in the year-ago period. Interest expense decreased $0.1 million compared with the year-ago period. The effective tax rate increased to 32.9 percent for the quarter from 30.7 percent in the year-ago quarter as the result of lower federal and state income tax credits.

RESULTS OF OPERATIONS - SIX MONTHS 2004 COMPARED WITH SIX MONTHS 2003

                                                     (dollars in thousands)
Six months ended June 30,                            2004               2003
-------------------------                          --------           --------
Net Sales                                          $258,875           $240,157

Gross profit                                         55,238             51,256
As a percent of sales                                  21.3%              21.3%

Income from operations                             $ 22,163           $ 18,366
As a percent of sales                                   8.6%               7.6%

Earnings before interest and income taxes          $ 21,913           $ 20,549
As a percent of sales                                   8.5%               8.6%

Net income                                         $  9,930           $  9,911
As a percent of sales                                   3.8%               4.1%

For the six months ended June 30, 2004, sales increased 7.8 percent to $258.9 million from $240.2 million in the year-ago period. The increase in sales was attributable to increased sales to foodservice, retail, industrial and export customers. Sales to foodservice customers of Libbey glass products, Syracuse China dinnerware products, Traex plastic products and World Tableware products were all higher by at least 8 percent when compared with the first six months of 2003. Sales to customers located outside of the United States, increased 7.9 percent to $55.5 million from $51.4 million in the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $55.2 million and as a percent of sales was 21.3 percent in the first six months of 2004 compared to $51.3 million and 21.3 percent in the first half of 2003. In addition to the higher sales, other factors that contributed to the higher gross profit included improved capacity utilization and improved manufacturing efficiencies partially offset by additional costs (mostly non-cash) for pension and nonpension postretirement benefits.

Income from operations was $22.2 million compared to $18.4 million in the first six months of last year and as a percent of sales was 8.6 percent in the first six months of 2004 compared to 7.6 percent in the year-ago period. Contributing to the increase in income from operations was the increase in gross profit. Selling, general and administrative expenses were flat compared to the prior year period and as a percent to sales decreased from 14.3 percent in the first six months of 2003 to 13.3 percent in the current year period.

Earnings before interest and income taxes (EBIT) were $21.9 million compared to $20.5 million in the year-ago period. Pretax equity earnings from Vitrocrisa (the Company's 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies), was $0.1 million as compared to $1.8 million in the first six months of 2003 as the result of higher natural gas costs and increased repair expenses.

Net income was $9.9 million, or 73 cents per diluted share, compared with net income of $9.9 million, or 71 cents per diluted share, in the year-ago period. Interest expense increased $0.9 million as the result of higher average debt during the first half of 2004 compared to the prior year period. The effective tax rate increased to 33.0 percent during the first six months of 2004 from 31.2 percent in 2003 as the result of lower federal and state income tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $11.1 million during the first six months of 2004, compared to cash provided of $6.7 million during the year ago period. The increase of operating cash was primarily the result of the change in working capital. Inventories increased $8.6 million during the first half of 2004 to $134.3 million, as compared to the first six months of 2003, when total inventories increased by $13.9 million.

The Company had total debt, including notes payable, of $237.9 million at June 30, 2004, compared to $230.9 million at December 31, 2003. This increase in debt is attributable to seasonal increased working capital requirements and increased expenditures for property, plant and equipment during the first two quarters of 2004. In June 2004, Libbey entered into an unsecured agreement for a Revolving Credit Agreement (Revolving Credit Agreement or Agreement) as detailed in Note 1 to the Consolidated Financial Statements. The Revolving Credit Agreement replaced an unsecured agreement for an Amended and Restated Revolving Credit Agreement entered into on February 10, 2003 by the Company, that was to mature on April 23, 2005. The new Agreement is for a five-year term, maturing June 24, 2009. The Company had additional debt capacity at June 30, 2004, under the Revolving Credit Agreement of $123.3 million. Of Libbey's total outstanding indebtedness, $80.6 million was subject to fluctuating interest rates at June 30, 2004. A change of one percent in such rates would have resulted in a change in interest expense of approximately $0.8 million on an annual basis as of June 30, 2004.

On March 31, 2003, Libbey issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an initial average maturity of 8.4 years and a remaining average maturity of 7.2 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The floating interest rate at June 30, 2004, on the $20 million debt was 2.16%.

Libbey has entered into Interest Rate Protection Agreements with respect to $75 million of its debt. The average fixed rate of interest under these Interest Rate Protection Agreements is

6.1%, and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Interest Rate Protection Agreements is 1.1 years at June 30, 2004. The Company is not aware of any trends, demands, commitments, or uncertainties that will result or that are reasonably likely to result in a material change in Libbey's liquidity.

The Company believes that its cash from operations and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement.

Since mid-1998, the Company has repurchased 5,125,000 shares for $140.7 million. Board authorization remains at June 30, 2004 for the purchase of an additional 1,000,000 shares. Starting in 2003, a portion of the repurchased common stock is being used by the Company to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for its employee 401(k) plans.

During the first two quarters of 2004, the Company had capital expenditures of $17.0 million compared to $11.1 million in the year-ago period. These expenditures primarily relate to furnace and machine rebuild activity and investments in higher productivity and laborsaving machinery and equipment. The Company expects to spend $35 to $40 million for capital expenditures during 2004.

The Company's long term operating leases are reported in the Company's 2003 Annual Report on Form 10-K. The long term operating leases have not materially changed since the 2003 Form 10-K. The Company's obligations for debt are listed below and in Note 1 of this report.

                                         Payments Due by Period
                                         ----------------------
                    Total          1 Year       2-3 Years      4-5 Years     After 5 Years
                    ------         ------       ---------      ---------     -------------
Debt                $237.9          $14.3          $0.2          $146.6          $76.8

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

The Company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $75.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company's borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the Company's borrowings related to the Rate Agreements at June 30, 2004 is 6.1% and the total interest rate, including applicable fees, is 7.6%. The average maturity of these Rate Agreements is 1.1 years at June 30, 2004. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.6% at June 30, 2004. The Company had $80.6 million of debt subject to fluctuating interest rates at June 30, 2004. A change of one percent in such rates would result in a change in interest expense of approximately $0.8 million on an annual basis.

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

In addition to the Rate Agreements, the Company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The Company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At June 30, 2004, approximately $1.4 million of unrealized net losses were recorded in accumulated other comprehensive loss.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                          Total Number of               Maximum Number
                                                                          Share Purchased             of Shares that May
                                                                        as Part of Publicly            Yet Be Purchased
                              Total Number of     Average Price Paid      Announced Plans             Under the Plans or
          Period              Shares Purchased         per Share            or Programs                  Programs (1)
          ------              ----------------    ------------------    -----------------             ------------------
April 1 to April 30, 2004           --                   --                     --                         1,000,000
May 1, to May 31, 2004              --                   --                     --                         1,000,000
June 1, to June 30, 2004            --                   --                     --                         1,000,000
                              ----------------    ------------------    -----------------             ------------------
Total                               --                   --                     --
                              ================    ==================    =================             ==================

(1) Libbey announced on December 10, 2002 that its Board of Directors authorized the purchase of up to 2,500,000 shares of the Company's common stock in the open market and negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for the plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on May 6, 2004. At the meeting, action was taken with respect to the following matters:

      (a) Carlos V. Duno, Peter C. McC. Howell and Richard I. Reynolds were reelected as directors of the Company. The terms of office of William A. Foley, John F. Meier, Deborah G. Miller, Carol B. Moerdyk, Gary L. Moreau and Terence P. Stewart continued after the meeting.

      (b) The Amended and Restated 1999 Equity Participation Plan of Libbey Inc. was approved.

The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting were as follows:

                                                                                                            Abstentions /
                                                                       Shares Voted         Shares           Broker Non-
                                               Shares Voted For           Against          Withheld            Votes
                                               ----------------        ------------        --------         -------------
1.  Election of Directors
       Carlos V. Duno                             11,865,229                    --          623,687                 --
       Peter C. McC. Howell                       11,783,110                    --          705,806                 --
       Richard I. Reynolds                        12,117,228                    --          371,688                 --

2.  Amended and Restated 1999 Equity
     Participation Plan of Libbey Inc.             8,863,299             3,105,945               --            519,672

There were 504,248 broker non-votes included in the results of the Equity Participation Plan. There were no broker non-votes included in the results of the election of directors.

ITEM 5. OTHER INFORMATION

      (b) There has been no material change to the procedures by which security holders may recommend nominees to the Company's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

      (b)   Reports on Form 8-K:

            A report under Item 12 was furnished dated April 27 2004, announcing financial results for the first quarter ended March 31, 2004

            A report under Item 9 was furnished dated May 6, 2004, announcing a new General Counsel for Libbey and the review of its annual meeting of shareholders.

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

10.1            Credit Agreement dated June 24, 2004, among Libbey Glass Inc.
                and Libbey Europe B.V., as the borrowers, the Bank of America, N.A., as the Administrative Agent, Swing Line Lender and as an
                L/C Issuer, The Bank of New York, as the Syndication Agent, The
                Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as the
                Documentation Agent, and the other lenders listed therein (filed herein).

10.2            Libbey Inc. Guaranty Agreement dated June 24, 2004, among Libbey
                Inc. in favor of Bank of America, N.A. and the guaranteed creditors of the Credit Agreement (filed herein).

10.3 Subsidiary Guaranty Agreement dated June 24, 2004, among certain subsidiaries of Libbey Glass Inc. in favor of Bank of America, N.A. and the guaranteed creditors of the Credit Agreement (filed herein).

10.4            Libbey Glass Inc. Guaranty Agreement dated June 24, 2004, among Libbey Glass
                Inc. in favor of Bank of America, N.A. as administrative agent for each of the lenders of the Credit Agreement (filed herein).

10.5            Libbey and Libbey Glass Guaranty dated April 2, 2004, among Libbey Inc. and
                Libbey Glass Inc. in favor of the Tranche B lenders and the administrative agent of the certain Credit Agreement (filed herein).

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

                               LIBBEY INC.

Date August 9, 2004            By /s/ Scott M. Sellick
                                  ----------------------------------------------
                                   Scott M. Sellick,
                                   Vice President, Chief Financial Officer
                                   (duly authorized principal financial officer)