Form 10-Q
period 2004-09-30
LIBBEY INC
filed 2004-11-05
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

419-325-2100

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value – 13,786,314 shares at October 29, 2004.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all wholly owned subsidiaries (Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

LIBBEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2004	2003
Revenues:
Net sales	$131,790	$129,126
Freight billed to customers	476	477
Royalties and net technical assistance income	765	832

Total revenues	133,031	130,435
Cost of sales (3)	111,919	100,996

Gross profit (1)	20,347	28,607
Selling, general and administrative expenses	15,771	15,758
Capacity realignment charge (3)	5,748	—

(Loss) income from operations (2)	(407)	13,681
Other (loss) income:
Pretax equity (loss) earnings	(914)	1,172
Other	(287)	161

	(1,201)	1,333

(Loss) earnings before interest and income taxes	(1,608)	15,014
Interest expense	3,175	3,610

(Loss) income before income taxes	(4,783)	11,404
Credit for income taxes	(1,579)	(614)

Net (loss) income	$(3,204)	$12,018

Net (loss) income per share:
Basic	$(0.23)	$0.89

Diluted	$(0.23)	$0.88

Dividends per share	$0.10	$0.10

See accompanying notes

(1)	Net sales plus Freight billed to customers less Cost of sales

(2)	Gross profit plus Royalties and net technical assistance income less Selling, general and administrative expenses and Capacity realignment charge

(3)	Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2004	2003
Revenues:
Net sales	$390,665	$369,283
Freight billed to customers	1,531	1,440
Royalties and net technical assistance income	2,169	2,222

Total revenues	394,365	372,945
Cost of sales (3)	316,611	290,860

Gross profit (1)	75,585	79,863
Selling, general and administrative expenses	50,250	50,038
Capacity realignment charge (3)	5,748	—

Income from operations (2)	21,756	32,047
Other (loss) income:
Pretax equity (loss) earnings	(847)	3,019
Other	(604)	497

	(1,451)	3,516

Earnings before interest and income taxes	20,305	35,563
Interest expense	10,267	9,762

Income before income taxes	10,038	25,801
Provision for income taxes	3,312	3,872

Net income	$6,726	$21,929

Net income per share:
Basic	$0.49	$1.59

Diluted	$0.49	$1.59

Dividends per share	$0.30	$0.30

See accompanying notes

(1)	Net sales plus Freight billed to customers less Cost of sales

(2)	Gross profit plus Royalties and net technical assistance income less Selling, general and administrative expenses and Capacity realignment charge

(3)	Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash	$1,488	$2,750
Accounts receivable:
Trade, less allowances of $5,229 and $5,604	63,003	53,333
Other, less allowances of $1,114 and $1,556	3,860	3,789

	66,863	57,122
Inventories:
Finished goods	129,398	116,408
Work in process	6,635	4,590
Raw materials	4,433	3,859
Operating supplies	900	839

	141,366	125,696
Deferred taxes	7,402	7,402
Other current assets	6,476	3,208

Total current assets	223,595	196,178
Other assets:
Repair parts inventories	6,579	7,058
Intangibles, net of accumulated amortization of $5,566 and $4,956	27,678	28,346
Software, net of accumulated amortization of $13,473 and $12,755	3,208	2,354
Other assets	3,273	2,987
Investments	87,123	87,574
Goodwill	53,052	53,133

	180,913	181,452
Property, plant and equipment at cost	313,145	327,741
Less accumulated depreciation	138,567	154,255

Net property, plant and equipment	174,578	173,486

Total assets	$579,086	$551,116

See accompanying notes

LIBBEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,308	$611
Accounts payable	39,594	40,280
Salaries and wages	13,262	14,096
Accrued liabilities	23,124	33,555
Other accrued liabilities	7,129	185
Long-term debt due within one year	115	115

Total current liabilities	102,532	88,842
Long-term debt	231,947	230,207
Deferred taxes	15,528	15,469
Pension liability	21,722	17,092
Other long-term liabilities	11,091	12,404
Nonpension postretirement benefits	46,805	47,245

Total liabilities	429,625	411,259
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,685,210 shares issued (18,660,960 shares issued in 2003)	187	187
Capital in excess of par value	300,839	300,378
Treasury stock, at cost, 4,908,896 shares (5,046,597 shares issued in 2003)	(136,389)	(139,449)
Retained earnings	6,778	4,154
Accumulated other comprehensive loss	(21,954)	(25,413)

Total shareholders’ equity	149,461	139,857

Total liabilities and shareholders’ equity	$579,086	$551,116

See accompanying notes

LIBBEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2004	2003
Operating activities:
Net (loss) income	$(3,204)	$12,018
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,027	6,556
Equity loss (earnings) – net of tax	475	(881)
Change in accounts receivable	(3,373)	(6,367)
Change in inventories	(6,769)	(5,646)
Change in accounts payable	4,520	3,447
Capacity realignment charge	11,717	—
Other operating activities	(11,754)	(13,821)

Net cash used in operating activities	(1,361)	(4,694)
Investing activities:
Additions to property, plant and equipment	(11,598)	(5,214)
Dividends from equity investments	980	—
Other	—	(154)

Net cash used in investing activities	(10,618)	(5,368)
Financing activities:
Net bank credit facility activity	7,380	3,173
Other net borrowings	4,971	5,159
Payment of financing fees	(27)	—
Stock options exercised	163	364
Treasury shares purchased	—	(32)
Dividends	(1,375)	(1,358)

Net cash provided by financing activities	11,112	7,306
Effect of exchange rate fluctuations on cash	—	(14)

Decrease in cash	(867)	(2,770)
Cash at beginning of quarter	2,355	5,862

Cash at end of period	$1,488	$3,092

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income	$6,726	$21,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,470	20,288
Equity loss (earnings) – net of tax	348	(2,360)
Change in accounts receivable	(10,431)	(12,305)
Change in inventories	(15,836)	(18,466)
Change in accounts payable	2,341	4,875
Capacity realignment charge	11,717	—
Other operating activities	(7,564)	(11,921)

Net cash provided by operating activities	9,771	2,040
Investing activities:
Additions to property, plant and equipment	(28,624)	(16,307)
Dividends from equity investments	980	4,900
Other	—	743

Net cash used in investing activities	(27,644)	(10,664)
Financing activities:
Net bank credit facility activity	2,380	(58,699)
Senior notes	—	100,000
Other net borrowings	18,709	7,247
Payment of financing fees	(865)	(663)
Stock options exercised	491	5,205
Treasury shares purchased	—	(38,920)
Dividends	(4,103)	(4,146)

Net cash provided by financing activities	16,612	10,024
Effect of exchange rate fluctuations on cash	(1)	9

(Decrease) increase in cash	(1,262)	1,409
Cash at beginning of year	2,750	1,683

Cash at end of period	$1,488	$3,092

See accompanying notes

LIBBEY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)

1. Notes Payable and Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2004	2003
Borrowings under credit facility, due June 24, 2009	$129,761	$127,926
Senior notes, 3.69%, due March 31, 2008	25,000	25,000
Senior notes, 5.08%, due March 31, 2013	55,000	55,000
Senior notes, floating interest, due March 31, 2010	20,000	20,000
Promissory Note, 6%, due July, 2004 through September, 2016	2,301	2,396
Notes payable, floating interest	19,308	611

Total debt	251,370	230,933
Less — current portion of debt	19,423	726

Total long-term portion of debt	$231,947	$230,207

The Company was in compliance with the covenants of all debt agreements as of September 30, 2004 and December 31, 2003.

Revolving Credit Facility

On June 24, 2004, the Company entered into an unsecured agreement for a Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with Libbey Glass Inc. and Libbey Europe B.V., as borrowers. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line US dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at the Company’s option at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on the Company’s performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.30% and 1.20%, respectively, at September 30, 2004. The weighted average interest rate on these borrowings at September 30, 2004, was 3.3%.

Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent as defined in the Revolving Credit Agreement of $100 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros as defined in the Agreement. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on the Company’s performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 1.70% and 1.20%, respectively, at September 30, 2004.

The Company may also elect to borrow under a Negotiated Rate Loan alternative of the Facility at negotiated rates of interest up to a maximum of $125 million. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At September 30, 2004, the Company had $5.3 million in letters of credit outstanding under the Facility.

The Company pays a Facility Fee as defined by the Agreement on the total credit provided under the Facility. The Facility Fee varies depending on the Company’s performance against certain financial ratios. The Facility Fee was 0.30% at September 30, 2004.

No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

Senior Notes

On March 31, 2003, the Company issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% with an initial average maturity of 8.4 years and a remaining average maturity of 6.9 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at September 30, 2004, on the $20 million debt was 2.64%.

Interest Rate Protection Agreements

The Company has Interest Rate Protection Agreements (Rate Agreements) with respect to $50 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company’s borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The fixed interest rate for the Company’s borrowings related to the Rate Agreements at September 30, 2004, is 6.0% and the total interest rate, including applicable fees, is 7.5%. The average maturity of these Rate Agreements is 1.3 years at September 30, 2004. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.7% at September 30, 2004. If the counterparts to these Rate Agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these Rate Agreements. However, the Company does not anticipate nonperformance by the counterparts.

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

Summarized combined financial information for the Company’s investments for 2004 and 2003, accounted for by the equity method under U.S. generally accepted accounting principles (U.S. GAAP), is as follows:

	September 30,	December 31,
	2004	2003
Current assets	$87,658	$82,060
Non-current assets	99,070	101,722

Total assets	186,728	183,782
Current liabilities	60,528	117,941
Non-current liabilities	98,699	37,093

Total liabilities	159,227	155,034

Net assets	$27,501	$28,748

Three months ended September 30,	2004	2003
Net sales	$49,521	$49,365
Cost of sales	42,795	42,188

Gross profit	6,726	7,177
Selling, general and administrative expenses	5,723	5,371

Income from operations	1,003	1,806
Translation (loss) gain	(387)	2,090
Other expense	(247)	(202)

Earnings before interest and taxes	369	3,694
Interest expense	2,235	1,302

(Loss) earnings before income taxes	(1,866)	2,392
Income taxes	(702)	592

Net (loss) income	$(1,164)	$1,800

Nine months ended September 30,	2004	2003
Net sales	$140,490	$135,912
Cost of sales	120,384	111,117

Gross profit	20,106	24,795
Selling, general and administrative expenses	16,739	16,190

Income from operations	3,367	8,605
Translation (loss) gain	(60)	2,010
Other expense	(370)	(410)

Earnings before interest and taxes	2,937	10,205
Interest expense	4,665	4,044

(Loss) earnings before income taxes	(1,728)	6,161
Income taxes	(822)	1,343

Net (loss) income	$(906)	$4,818

3. Cash Flow Information

Interest paid in cash was $1,805 and $2,552 for the third quarter of 2004 and 2003, respectively, and $8,848 and $7,270 for the first nine months of 2004 and 2003, respectively. Income taxes paid in cash were $118 and $2 for the third quarter of 2004 and 2003, respectively, and $1,428 and $5,385 for the first nine months of 2004 and 2003, respectively.

4. Net Income per Share of Common Stock

Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and includes common share equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

Three months ended September 30,	2004	2003
Numerator for basic and diluted earnings per share—net (loss) income which is available to
common shareholders	$(3,204)	$12,018
Denominator for basic earnings per share—weighted-average shares outstanding	13,749,659	13,573,645
Effect of dilutive securities—employee stock options	2,555	44,846

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	13,752,214	13,618,491
Basic (loss) earnings per share	$(0.23)	$0.89
Diluted (loss) earnings per share	$(0.23)	$0.88

Nine months ended September 30,	2004	2003
Numerator for basic and diluted earnings per share—net income which is available to common shareholders	$6,726	$21,929
Denominator for basic earnings per share—weighted-average shares outstanding	13,685,759	13,778,769
Effect of dilutive securities—employee stock options	11,981	20,333

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	13,697,740	13,799,102
Basic earnings per share	$0.49	$1.59
Diluted earnings per share	$0.49	$1.59

5. Comprehensive (Loss) Income

The Company’s components of comprehensive (loss) income are as follows:

Three months ended September 30,	2004	2003
Net (loss) income	$(3,204)	$12,018
Change in fair value of derivative instruments (see detail below)	1,010	(63)
Effect of exchange rate fluctuation	951	30

Comprehensive (loss) income	$(1,243)	$11,985

Nine months ended September 30,	2004	2003
Net income	$6,726	$21,929
Change in fair value of derivative instruments (see detail below)	2,931	82
Effect of exchange rate fluctuation	528	33

Comprehensive income	$10,185	$22,044

Accumulated other comprehensive loss includes $433 and $3,364 for effect of derivatives, $(559) and $(31) for foreign exchange translation and $22,080 and $22,080 for minimum pension liability as of September 30, 2004, and December 31, 2003, respectively.

The change in other comprehensive income for derivative instruments for the Company is as follows:

Three months ended September 30,	2004	2003
Change in fair value of derivative instruments	$1,447	$(101)
Less:
Income tax (expense) benefit	(437)	38

Other comprehensive income (loss) related to derivatives	$1,010	$(63)

Nine months ended September 30,	2004	2003
Change in fair value of derivative instruments	$4,869	$131
Less:
Income tax expense	(1,938)	(49)

Other comprehensive income related to derivatives	$2,931	$82

6. Derivatives

As of September 30, 2004, the Company had Interest Rate Protection Agreements for $50.0 million of its variable rate debt and commodity contracts for 5,020,000 million British Thermal Units (MMBTUs) of natural gas accounted for under hedge accounting. The fair value of these derivatives is included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At September 30, 2003, the Company had Rate Agreements for $100.0 million of its variable rate debt and commodity contracts for 2,570,000 MMBTUs of natural gas.

The Company does not believe it is exposed to more than a nominal amount of credit risk in its interest rate and natural gas hedges as the counterparts are established financial institutions.

All of the Company’s derivatives qualify and are designated as cash flow hedges at September 30, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the third quarter of 2004 and 2003 was not material.

7. New Accounting Standards

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132-revised), which requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and defined benefit other post retirement plans. The Company adopted the disclosure requirements of SFAS No. 132-revised as shown in Note 9.

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company elected to defer accounting for the effects of the Act pending further consideration of the underlying accounting issues. In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 supersedes the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. The Company’s 2004 net postretirement benefit cost does not reflect the effects of the Act because it was not deemed to be a significant event for the plan. As regulations are finalized and marketplace factors emerge, the postretirement benefit cost could result in a change to the previously reported information.

8. Stock Options

The Company has two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Libbey also has issued restricted shares under its stock option plan. Restricted shares are issued at no cost to the recipient of the award. The market value of the restricted shares is charged to income ratably over the period during which these awards vest. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation.

Three months ended September 30,	2004	2003
Net (loss) income:
Reported net (loss) income	$(3,204)	$12,018
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(405)	(360)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	80	—

Pro forma net (loss) income	$(3,529)	$11,658

Basic (loss) earnings per share:
Reported net (loss) income	$(0.23)	$0.89
Stock-based employee compensation expense, net of amount included in net income, determined under fair value-based method for all awards, net of related tax effects	(0.02)	(0.03)

Pro forma basic (loss) earnings per share	$(0.25)	$0.86

Diluted (loss) earnings per share:
Reported net (loss) income	$(0.23)	$0.88
Stock-based employee compensation expense, net of amount included in net income, determined under fair value-based method for all awards, net of related tax effects	(0.02)	(0.03)

Pro forma diluted (loss) earnings per share	$(0.25)	$0.85

Nine Months ended September 30,	2004	2003
Net Income:
Reported net income	$6,726	$21,929
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,010)	(1,105)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	80	—

Pro forma net income	$5,796	$20,824

Basic earnings per share:
Reported net income	$0.49	$1.59
Stock-based employee compensation expense, net of amount included in net income, determined under fair value-based method for all awards, net of related tax effects	(0.07)	(0.08)

Pro forma basic earnings per share	$0.42	$1.51

Diluted earnings per share:
Reported net income	$0.49	$1.59
Stock-based employee compensation expense, net of amount included in net income, determined under fair value-based method for all awards, net of related tax effects	(0.07)	(0.08)

Pro forma diluted earnings per share	$0.42	$1.51

9. Pension Plans and Nonpension Postretirement Benefits

Net pension expense / postretirement expense for the Company’s United States (U.S.) plans for the three months and nine months ended September 30, 2004 and 2003 includes the following components:

			Other Postretirement
U.S. Plans	Pension Plans		Benefit Plan
Three months ended September 30,	2004	2003	2004	2003
Service cost	$1,388	$1,360	$179	$228
Interest cost	3,449	3,590	585	585
Expected return on plan assets	(4,415)	(4,977)	—	—
Amortization of unrecognized:
Prior service cost	348	372	(455)	(479)
Recognized loss (gain)	188	29	(38)	16
Curtailment charge (credit)	3,962	—	(152)	—

Net periodic benefit cost	$4,920	$374	$119	$350

Nine months ended September 30,	2004	2003	2004	2003
Service cost	$4,425	$4,080	$631	$684
Interest cost	10,437	10,770	1,591	1,635
Expected return on plan assets	(14,045)	(14,954)	—	—
Amortization of unrecognized:
Prior service cost	1,092	1,116	(1,413)	(1,437)
Recognized loss (gain)	473	87	(51)	48
Curtailment charge (credit)	3,962	—	(152)	—

Net periodic benefit cost	$6,344	$1,099	$606	$930

During the third quarter of 2004, Libbey incurred $3,810 for a net pension and postretirement benefit curtailment charge as a result of the planned capacity realignment whereby the manufacturing facility in City of Industry, California, will cease operations in early 2005. As a result of the plant closure, approximately 140 employees will be terminated. In addition, due to the announcement of the closure of the City of Industry plant, the valuation of the U.S. pension and postretirement plans was revalued as of August 16, 2004. This resulted in additional net periodic benefit cost of $270 in the third quarter of 2004. This amount is included in the above table. The normal measurement date for the U.S. plans is December 31, 2003. The capacity realignment is explained in further detail in Note 10.

The Company made cash contributions of $80 to its U.S. pension plans through the third quarter of 2004 and does not expect to make any additional contributions through the remainder of the year.

Net pension expense (income) / postretirement expense for the Company’s non-United States plans for the three months and nine months ended September 30, 2004 and 2003 includes the following components:

			Other Postretirement
Non U.S. Plans	Pension Plans		Benefit Plan
Three months ended September 30,	2004	2003	2004	2003
Service cost	$151	$146	$—	$—
Interest cost	384	319	36	32
Expected return on plan assets	(456)	(375)	—	—
Amortization of unrecognized:
Prior service cost	(90)	(41)	—	—
Recognized (gain)	—	—	(4)	(5)

Net periodic benefit (income) cost	$(11)	$49	$32	$27

Nine months ended September 30,	2004	2003	2004	2003
Service cost	$453	$438	$—	$—
Interest cost	1,152	957	113	96
Expected return on plan assets	(1,368)	(1,125)	—	—
Amortization of unrecognized:
Prior service cost	(270)	(123)	—	—
Recognized (gain)	—	—	(8)	(15)

Net periodic benefit (income) cost	$(33)	$147	$105	$81

The Company expects to make cash contributions of $1,400 to its non-U.S. pension plans in 2004. Through the third quarter, $1,035 has been contributed.

Net pension expense / postretirement expense for both the Company’s United States and non-United States plans for the three months and nine months ended September 30, 2004 and 2003 includes the following components:

			Other Postretirement
U.S. and Non U.S. Plans	Pension Plans		Benefit Plan
Three months ended September 30,	2004	2003	2004	2003
Service cost	$1,539	$1,506	$179	$228
Interest cost	3,833	3,909	621	617
Expected return on plan assets	(4,871)	(5,352)	—	—
Amortization of unrecognized:
Prior service cost	258	331	(455)	(479)
Recognized loss (gain)	188	29	(42)	11
Curtailment charge (credit)	3,962	—	(152)	—

Net periodic benefit cost	$4,909	$423	$151	$377

Nine months ended September 30,	2004	2003	2004	2003
Service cost	$4,878	$4,518	$631	$684
Interest cost	11,589	11,727	1,704	1,731
Expected return on plan assets	(15,413)	(16,079)	—	—
Amortization of unrecognized:
Prior service cost	822	993	(1,413)	(1,437)
Recognized loss (gain)	473	87	(59)	33
Curtailment charge (credit)	3,962	—	(152)	—

Net periodic benefit cost	$6,311	$1,246	$711	$1,011

Libbey also provides retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This is an insured premium-based arrangement.

In addition to the above plans, U.S. employees are eligible to contribute to a 401(k) plan. The Company matches a portion of these contributions. Starting in 2003, Libbey is using treasury stock to fund the Company match portions of the contributions.

10. Capacity Realignment

In August 2004, the Company announced that it is realigning its production capacity in order to improve its cost structure. The plan calls for the closure of its manufacturing facility in City of Industry, California, in early 2005 and the realignment of production among its other glass manufacturing facilities. During the third quarter of 2004, Libbey recorded pretax charges of $11,734 related to the closure of the City of Industry facility and realignment of its production capacity. Of the $11,734 charged during the third quarter, $5,986 is included in cost of sales in the Condensed Consolidated Statements of Operations. These cost of sales charges included pension and retiree welfare expenses and the write-down of inventories. The pension and retiree welfare charge is explained further in Note 9. As a result of the capacity realignment, Libbey will reduce its total glass manufacturing capacity. Therefore, Libbey will exit certain low-margin business. Inventories of these items were written down in the third quarter of 2004.

The remaining $5,748 was recorded in the line item “capacity realignment charge”. These charges were primarily for employee termination costs and the write-down of fixed assets. Employee termination costs primarily include severance, medical benefits and outplacement services for the estimated 140 employees that will be terminated. The write-down of fixed assets is to write-down certain machinery and equipment to the estimated fair market value.

The following table summarizes the charge incurred through September 30, 2004, and the total estimated charge related to the capacity realignment that will be recognized through the first quarter of 2005.

	Three months
	ended	Nine months
	September 30,	ended September	Total estimated
	2004	30, 2004	charge
Pension & postretirement welfare	$4,080	$4,080	$4,600
Inventory write-down	1,906	1,906	2,000

Included in Cost of sales	5,986	5,986	6,600
Fixed asset write-down	4,653	4,653	4,000
Employee termination cost	1,095	1,095	6,100

Included in Capacity realignment charge	5,748	5,748	10,100

Total pretax capacity realignment charge	$11,734	$11,734	$16,700

Following is the capacity realignment reserve activity for the three months ended September 30, 2004:

					Accrued
					liability
	Balance at	Total			balance at
	June 30,	charge to	Cash	Non-cash	September
	2004	earnings	payments	utilization	30, 2004
Pension & postretirement welfare	$0	$4,080	$0	$4,080	$0
Inventory write-down	0	1,906	0	1,906	0
Fixed asset write-down	0	4,653	0	4,653	0
Employee termination costs	0	1,095	(17)	0	1,078

Total	$0	$11,734	$(17)	$(10,639)	$1,078

11. Guarantees

The debt of Libbey Glass Inc. and Libbey Europe B.V. pursuant to the Revolving Credit Agreement and privately placed senior notes is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a €10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Consolidated Financial Statements. See Note 1 for further disclosure on debt of the Company.

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

On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a certain Credit Agreement. Libbey’s portion of the guarantee is for 31% of the total indebtedness, up to a maximum amount of $23.0 million. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. Libbey would be obligated in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. In exchange of the guarantee, Libbey receives a fee from Vitrocrisa. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in Libbey’s Consolidated Balance Sheet as an increase in Other long-term liabilities with an offset to Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. These factors are discussed in Other Information in the section “Qualitative and Quantitative Disclosures About Market Risk.”

The Company believes that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating its financial performance because they provide a more complete understanding of the underlying results of the Company’s core business. See Table 1 for a reconciliation of EBIT and EBITDA to income before income taxes.

Results of Operations – Third Quarter 2004 compared with Third Quarter 2003

	(dollars in thousands)
Three months ended September 30,	2004	2003
Net Sales	$131,790	$129,126
Gross profit	20,347	28,607
As a percent of sales	15.4%	22.2%
(Loss) income from operations	$(407)	$13,681
As a percent of sales	(0.3%)	10.6%
(Loss) earnings before interest and income taxes	$(1,608)	$15,014
As a percent of sales	(1.2%)	11.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$5,419	$21,570
As a percent of sales	4.1%	16.7%
(Loss) income before income taxes	$(4,783)	$11,404
As a percent of sales	(3.6%)	8.8%
Net (loss) income	$(3,204)	$12,018
As a percent of sales	(2.4%)	9.3%

For the quarter-ended September 30, 2004, sales increased 2.1 percent to $131.8 million from $129.1 million in the year-ago quarter. The increase in sales was partially attributable to growth in sales to customers in the retail channel of distribution and higher shipments to customers of glass tableware products from the United States to export markets. Shipments to foodservice glass customers were down slightly, while sales of Syracuse China dinnerware, World Tableware products, and Traex products were all higher than the year-ago period. Sales to retail customers increased over 9 percent as compared to the year-ago quarter. Shipments in the last half of the quarter were adversely impacted in the Southeastern United States as a result of weather conditions. Sales to customers located outside of the United States increased 9.5 percent to $32.1 million from $29.3 million in the year-ago period.

In August 2004, Libbey announced that it is realigning its production capacity in order to improve its cost structure. The plan calls for the closure of Libbey’s manufacturing facility in City of Industry, California, in early 2005 and the realignment of production among its other glass manufacturing facilities, further detailed in Note 10. During the third quarter of 2004, Libbey recorded a pretax charge of $11.7 million as detailed in Table 2. Of the $11.7 million capacity realignment charge in the third quarter of 2004, $6.0 million was recorded in costs of sales and the remaining $5.7 million was recorded in the line “capacity realignment charge” included as part of income from operations. The restructuring initiatives are expected to be complete in the first quarter of 2005. The capacity realignment is expected to allow Libbey to reduce its cost structure and improve profitability. The closure of the City of Industry plant is expected to add $11 to 13 million per annum of income from operations, starting in the second quarter of 2005.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $20.3 million and as a percent of sales was 15.4 percent in the third quarter of 2004, compared to $28.6 million and 22.2 percent in the third quarter of 2003. Factors contributing to the decrease in gross profit were a charge of $6.0 million for pension and retiree welfare and inventory write-down related to the capacity realignment. In addition, gross profit was negatively affected by lower margin sales, higher distribution costs, increased packaging costs, higher medical expenses, increased pension expenses and slightly higher natural gas costs. Partially offsetting these increases were improved capacity utilization and efficiencies in the manufacturing operations.

Libbey recorded a loss from operations of $0.4 million in the third quarter of 2004, which included capacity realignment charges of $11.7 million, as detailed in Table 2. This compares to income from operations of $13.7 million in the year-ago period. In addition to the capacity realignment charge, contributing to the decrease in income from operations was the decrease in gross profit. Selling, general and administrative expenses were flat compared to the prior year period and were down 20 basis points to 12.0 percent of net sales, as compared to 12.2 percent of net sales during the third quarter of 2003.

Loss before interest and income taxes (EBIT) was $1.6 million compared to earnings of $15.0 million in the year-ago quarter. Pretax equity loss from Vitrocrisa (the Company’s 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies), was a pretax loss of $0.9 million as compared with pretax earnings of $1.2 million in the third quarter of 2003. The loss occurred due to significantly higher natural gas costs and a $0.4 million translation loss as compared to a translation gain of $2.1 million in the third quarter of 2003. The translation variance was due to less devaluation of the Mexican peso in the current quarter compared to the prior year period.

Net loss for the third quarter of 2004 was $3.2 million, or a loss of 23 cents per diluted share, compared with net income of $12.0 million, or 88 cents per diluted share, in the year-ago period. Interest expense decreased $0.4 million compared with the year-ago period. The effective tax rate increased to 33.0 percent for the quarter from -5.4 percent in the year-ago quarter. During 2003, a tax restructuring occurred whereby the undistributed earnings of Libbey’s joint venture in Mexico were permanently reinvested outside of the United States, thus eliminating the need to record deferred U.S. income tax accruals. Diluted earnings per share for the quarter, as detailed in Table 3, excluding expenses associated with the planned shutdown of its City of Industry, California, plant in February 2005, were 34 cents per diluted share as compared with 88 cents in the prior year quarter which benefited from a -5.4 percent tax rate. As detailed in Table 4, net income per diluted share excluding tax adjustments in the third quarter of 2003 was 58 cents.

Libbey employed approximately 3,800 persons at September 30, 2004. The majority of Libbey’s glass tableware employees are U.S.-based hourly-paid employees covered by six collective bargaining agreements. In October 2004, new three-year agreements for all four collective bargaining agreements at the Toledo, Ohio, plant were ratified. In the fourth quarter of 2004, the Shreveport, Louisiana, plant’s collective bargaining agreement is scheduled to expire and will be renegotiated. Substantially all of Royal Leerdam employees are covered by a collective bargaining agreement originally scheduled to expire in July 2004. Currently, Libbey is in the process of renegotiating this contract. The ceramic dinnerware hourly employees are covered by a collective bargaining agreement that expires in March 2006. Libbey considers its labor relations environment to be good.

Results of Operations – Nine Months 2004 compared with Nine Months 2003

	(dollars in thousands)
Nine months ended September 30,	2004	2003
Net Sales	$390,665	$369,283
Gross profit	75,585	79,863
As a percent of sales	19.3%	21.6%
Income from operations	$21,756	$32,047
As a percent of sales	5.6%	8.7%
Earnings before interest and income taxes	$20,305	$35,563
As a percent of sales	5.2%	9.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$42,775	$55,851
As a percent of sales	10.9%	15.1%
Income before income taxes	$10,038	$25,801
As a percent of sales	2.6%	7.0%
Net income	$6,726	$21,929
As a percent of sales	1.7%	5.9%

For the nine months ended September 30, 2004, sales increased 5.8 percent to $390.7 million from $369.3 million in the year-ago period. The increase in sales was attributable to increased sales to foodservice and retail customers in addition to higher shipments to customers of glass tableware products from the United States to export markets. Sales to foodservice customers of Libbey glass products, Syracuse China dinnerware products, Traex plastic products and World Tableware products were all higher by at least 4 percent when compared with the first nine months of 2003. Sales to customers located outside of the United States increased 8.5 percent to $87.5 million from $80.6 million in the year-ago period.

Gross profit (defined as net sales plus freight billed to customers less cost of sales) was $75.6 million and, as a percent of sales, was 19.3 percent in the first nine months of 2004 compared to $79.9 million and 21.6 percent in the first nine months of 2003. Factors contributing to the decrease in gross profit were the charge of $6.0 million for pension and retiree welfare and inventory write-down related to the capacity realignment as further discussed above. In addition, higher expenses for distribution costs, packaging, medical benefits, pension and natural gas all negatively impacted gross profit in the first nine months of 2004. Partially offsetting these charges were increased capacity utilization and improved manufacturing efficiencies.

Income from operations was $21.8 million, compared to $32.0 million in the first nine months of last year, and as a percent of sales was 5.7 percent in the first nine months of 2004 compared to 8.7 percent in the year-ago period. The capacity realignment charge of $11.7 million, as detailed in Table 2, more than accounted for the $10.2 million change. Selling, general and administrative expenses increased slightly to $50.3 million in 2004 from $50.0 million in the first nine months of 2003. As a percent of sales, selling, general and administrative expenses decreased to 12.9 percent in the first nine months of 2004 from 13.6 percent in the prior year period.

Earnings before interest and income taxes (EBIT) were $20.3 million, compared to $35.6 million in the year-ago period. Pretax equity loss from Vitrocrisa (the Company’s 49% equity ownership in Crisa Industrial, L.L.C., Vitrocrisa Holding, S. de R.L. de C.V. and related Mexican companies), was a loss of $0.8 million as compared to pretax equity earnings of $3.0 million in the first nine months of 2003 as a result of higher natural gas costs, unfavorable sales mix, increased repair expenses and a translation loss.

Net income was $6.7 million, or 49 cents per diluted share compared with net income of $21.9 million, or $1.59 per diluted share in the year-ago period. Interest expense increased $0.5 million as the result of higher average debt during 2004. The effective tax rate increased to 33.0 percent during the first nine months of 2004 from 15 percent in 2003. During 2003, a tax restructuring occurred whereby the undistributed earnings of Libbey’s joint venture in Mexico were permanently reinvested outside of the United States, thus eliminating the need to record deferred U.S. income tax accruals. As detailed in Tables 3 and 4, net income per diluted share excluding capacity realignment charge was $1.07 for the first nine months of 2004, as compared to net income per diluted share excluding tax adjustments in the year-ago period of $1.29.

Table 1

Reconciliation of EBIT and EBITDA to Income before income taxes
(Dollars in thousands)

In accordance with U.S. Securities and Exchange Commission (SEC) Regulation G, the following table provides non-GAAP measures used in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the reconciliation to the most closely related Generally Accepted Accounting Principles (GAAP) measure. Management believes this provides investors with a more complete understanding of underlying results in the Company’s core business.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
(Loss) income before income taxes	$(4,783)	$11,404	$10,038	$25,801
Add: Interest expense	3,175	3,610	10,267	9,762

(Loss) earnings before interest and income taxes (EBIT)	(1,608)	15,014	20,305	35,563
Add: Depreciation and amortization	7,027	6,556	22,470	20,288

Earning before interest, taxes, deprecation and amortization (EBITDA)	$5,419	$21,570	$42,775	$55,851

Table 2

Summary of Capacity Realignment Charge
(Dollars in thousands)

In August 2004, Libbey announced that it is realigning its production capacity in order to improve its cost structure. The plan calls for the closure of Libbey’s manufacturing facility in City of Industry, California, in early 2005 and the realignment of production among its other glass manufacturing facilities. For further detail on the capacity realignment charge, see Note 10. During the third quarter of 2004, Libbey recorded a pretax charge of $11,734 as detailed below:

	Three months	Nine months ended
	ended September	September 30,
	30, 2004	2004
Pension & postretirement welfare	$4,080	$4,080
Inventory write-down	1,906	1,906

Included in Cost of sales	5,986	5,986
Fixed asset write-down	4,653	4,653
Severance & benefits	1,095	1,095

Included in Capacity realignment	5,748	5,748

Total pretax capacity realignment charges (1)	$11,734	$11,734

(1)	Includes non-cash charge of $11,717 and cash charge of $17.

Table 3

Reconciliation of Non-GAAP Measures for Capacity Realignment Charge
(Dollars in thousands, except per-share amounts)

In accordance with U.S. Securities and Exchange Commission (SEC) Regulation G, the following table provides non-GAAP measures used in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the reconciliation to the most closely related Generally Accepted Accounting Principles (GAAP) measure. Management believes this provides investors with a more complete understanding of underlying results in the Company’s core business.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net (loss) income	$(3,204)	$12,018	$6,726	$21,929
Capacity realignment charge	11,734	—	11,734	—
Less tax effect	3,872	—	3,872	—

Net income excluding capacity realignment charge	$4,658	$12,018	$14,588	$21,929

Basic earnings per share:
Reported net (loss) income	$(0.23)	$0.89	$0.49	$1.59
Capacity realignment charge, net of related tax effects	0.57	—	0.58	—

Net income per share excluding capacity realignment	$0.34	$0.89	$1.07	$1.59

Diluted earnings per share:
Reported net (loss) income	$(0.23)	$0.88	$0.49	$1.59
Capacity realignment charge, net of related tax effects	0.57	—	0.58	—

Net income per diluted share excluding capacity realignment charge	$0.34	$0.88	$1.07	$1.59

Table 4

Reconciliation of Non-GAAP Measures for Income Taxes
(Dollars in thousands, except per-share amounts)

In accordance with U.S. Securities and Exchange Commission (SEC) Regulation G, the following table provides non-GAAP measures used in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the reconciliation to the most closely related Generally Accepted Accounting Principles (GAAP) measure. Management believes this provides investors with a more complete understanding of underlying results in the Company’s core business.

During 2003, a tax restructuring occurred whereby the undistributed earnings of the Company’s joint venture in Mexico were permanently reinvested outside of the United States, thus eliminating the need to record deferred U.S. income tax accruals.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net (loss) income	$(3,204)	$12,018	$6,726	$21,929
Tax adjustment	—	4,127	—	4,127

Net (loss) income excluding tax adjustment	$(3,204)	$7,891	$6,726	$17,802

Basic earnings per share:
Reported net (loss) income	$(0.23)	$0.89	$0.49	$1.59
Tax adjustment	—	0.30	—	0.30

Net (loss) income per share excluding tax adjustment	$(0.23)	$0.59	$0.49	$1.29

Diluted earnings per share:
Reported net (loss) income	$(0.23)	$0.88	$0.49	$1.59
Tax adjustment	—	0.30	—	0.30

Net (loss) income per diluted share excluding tax adjustment	$(0.23)	$0.58	$0.49	$1.29

Capital Resources and Liquidity

Net cash provided by operating activities was $9.8 million during the first nine months of 2004, compared to cash provided of $2.0 million during the year-ago period. Key working capital (defined as accounts receivable plus inventories less accounts payable) increased $23.9 million during the first nine months of 2004, as compared to the first nine months of 2003, when key working capital increased by $25.9 million. Inventories increased in the first nine months of 2004 due to normal seasonal working capital requirements and in anticipation of upcoming furnace rebuilds.

The Company had total debt, including notes payable, of $251.4 million at September 30, 2004, compared to $230.9 million at December 31, 2003. This increase in debt is attributable to seasonal increased working capital requirements and increased expenditures for property, plant and equipment during the first three quarters of 2004. In June 2004, Libbey entered into an unsecured agreement for a Revolving Credit Agreement (Revolving Credit Agreement or Agreement) as detailed in Note 1 to the Consolidated Financial Statements. The Revolving Credit Agreement replaced an unsecured agreement for an Amended and Restated Revolving Credit Agreement entered into on February 10, 2003 by the Company, which was to mature on April 23, 2005. The new Agreement is for a five-year term, maturing June 24, 2009. The Company had additional debt capacity at September 30, 2004, under the Revolving Credit Agreement of $115.0 million. Of Libbey’s total outstanding indebtedness, $119.1 million was subject to fluctuating interest rates at September 30, 2004. A change of one percent in such rates would have resulted in a change in interest expense of approximately $1.2 million on an annual basis as of September 30, 2004.

On March 31, 2003, Libbey issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65%, with an initial average maturity of 8.4 years and a remaining average maturity of 6.9 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The floating interest rate on the $20 million debt at September 30, 2004 was 2.64%.

Libbey has entered into Interest Rate Protection Agreements with respect to $50 million of its debt. The average fixed rate of interest under these Interest Rate Protection Agreements is 6.0%, and the total interest rate, including applicable fees, is 7.5%. The average maturity of these Interest Rate Protection Agreements is 1.3 years at September 30, 2004. The Company is not aware of any trends, demands, commitments, or uncertainties that will result or that are reasonably likely to result in a material change in Libbey’s liquidity.

The Company believes that its cash from operations and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund its operating requirements, capital expenditures, and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement.

Since mid-1998, the Company has repurchased 5,125,000 shares for $140.7 million. Board authorization remains at September 30, 2004, for the purchase of an additional 1,000,000 shares. Starting in 2003, a portion of the repurchased common stock is being used by the Company to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for its employee 401(k) plans.

During the first three quarters of 2004, the Company had capital expenditures of $28.6 million compared to $16.3 million in the year-ago period. These expenditures primarily relate to furnace and machine rebuild activity and investments in higher productivity and labor-saving machinery and equipment. The Company expects to spend $36 to $38 million for capital expenditures during 2004.

The Company’s long-term operating leases are reported in the Company’s 2003 Annual Report on Form 10-K. The long-term operating leases have not materially changed since the 2003 Form 10-K. The Company’s obligations for debt are listed below and in Note 1 of this report.

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt	$251.4	$19.4	$0.2	$155.0	$76.8

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risks due to changes in currency values, although the majority of the Company’s revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of the Company’s products or that of Vitrocrisa compared to foreign competition; the effect of high inflation in Mexico; and exchange rate changes to the value of the Mexican peso and impact of those changes on the earnings and cash flow of Vitrocrisa, expressed under accounting principles generally accepted in the United States.

The Company is exposed to market risk associated with changes in interest rates in the U.S. and has entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $50.0 million of debt as a means to manage its exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of the Company’s borrowings from variable rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for the Company’s borrowings related to the Rate Agreements at September 30, 2004, is 6.0% and the total interest rate, including applicable fees, is 7.5%. The average maturity of these Rate Agreements at September 30, 2004, is 1.3 years. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates, with a weighted average rate of 3.7% at September 30, 2004. The Company had $119.1 million of debt subject to fluctuating interest rates at September 30, 2004. A change of one percent in such rates would result in a change in interest expense of approximately $1.2 million on an annual basis.

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

The fair value of the Company’s Rate Agreements is determined using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The Company does not expect to cancel these agreements and expects them to expire as originally contracted.

In addition to the Rate Agreements, the Company has also entered into commodity contracts to hedge the price of anticipated required purchases of natural gas. The Company has designated these derivative instruments as cash flow hedges. As such, the changes in fair value of these derivative instruments are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged transaction or items affects earnings. At September 30, 2004, approximately $0.4 million of unrealized net losses were recorded in accumulated other comprehensive loss.

Other Information

This document and supporting schedules contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements. Such statements only reflect the Company’s best assessment at this time, and may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or similar phrases. Such forward-looking statements involve risks and uncertainty; actual results may differ materially from such statements, and undue reliance should not be placed on such statements. Important factors potentially affecting the Company’s performance include, but are not limited to:

-	major slowdowns in the retail, travel, restaurant and bar or entertainment industries, including the impact of armed hostilities or any other international or national calamity, including any act of terrorism, on the retail, travel, restaurant and bar or entertainment industries;

-	significant increases in interest rates that increase the Company’s borrowing costs;

-	significant increases in per-unit costs for natural gas, electricity, corrugated packaging and other purchased materials;

-	increases in expenses associated with higher medical costs, increased pension expense associated with lower returns on pension investments and increased pension obligations;

-	devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of the Company’s or Vitrocrisa’s products compared to foreign competition;

-	the effect of high inflation in Mexico and exchange rate changes to the value of the Mexican peso and the earnings expressed under accounting principles generally accepted in the United States and cash flow of Vitrocrisa;

-	the inability to achieve savings and profit improvements at targeted levels at the Company and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods;

-	protracted work stoppages related to collective bargaining agreements;

-	increased competition from foreign suppliers endeavoring to sell glass tableware in the United States, Mexico and Europe, including the impact of lower duties for imported products;

-	whether the Company completes any significant acquisitions and whether such acquisitions can operate profitably.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (the “Exchange Act”) reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
July 1 to July 31, 2004	—	—	—	1,000,000
August 1, to August 31, 2004	—	—	—	1,000,000
September 1, to September 30, 2004	—	—	—	1,000,000

Total	—	—	—

(1) Libbey announced on December 10, 2002, that its Board of Directors authorized the purchase of up to 2,500,000 shares of the Company’s common stock in the open market and negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for the plan.

Item 5. Other Information

(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits

Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

4.1	Restated Certificate of Incorporation of Libbey Inc. (incorporated by reference herein as Exhibit 3.1).

4.2	Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein as Exhibit 3.2).

4.3	Rights Agreement, dated January 5, 1995, between Libbey Inc. and The Bank of New York, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Libbey Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, (filed as Exhibit 1 to Registrant’s Registration Statement on Form 8-A dated January 20, 1995 and incorporated herein by reference).

4.4	First Amendment to Rights Agreement, dated February 3, 1999, between Libbey Inc. and The Bank of New York (filed as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.

Date November 5, 2004	By	/s/ Scott M. Sellick

Scott M. Sellick,
Vice President, Chief Financial Officer
(duly authorized principal financial officer)