Form 10-K
period 2004-12-31
LIBBEY INC
filed 2005-03-16
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number 1-12084

LIBBEY INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1559357
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

300 Madison Avenue, Toledo, Ohio	43604
(Address of Principal Executive Offices)	(Zip Code)

(419) 325-2100
(Registrant’s telephone number, including area code)

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

     Yes ☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☑     No☐

The aggregate market value (based on the consolidated tape closing price on June 30, 2004) of the voting stock beneficially held by non-affiliates of the registrant was approximately $376,414,566. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2005 was 13,828,323.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 9, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for The Annual Meeting of Shareholders to be held May 5, 2005 (“Proxy Statement”).

Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2004 Annual Report to Shareholders where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “believe,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

General

Libbey Inc. (Libbey or the Company) is a leading supplier of tableware products in the U.S. and Canada, in addition to supplying to other key export markets. We were established in 1818 and are the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market, under our LIBBEY®, Royal Leerdam®, World Tableware, Syracuse® China and Traex® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items for sale primarily in the foodservice, retail and industrial markets. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), we manufacture and market high-quality glass stemware under the Royal Leerdam® brand name. Through our newly acquired subsidiary, Crisal-Cristalaria Automática S.A. (Crisal), we manufacture and market glass tableware in Portugal. We also manufacture and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China. Through our World Tableware subsidiary, we import and sell metal flatware, holloware and serveware and ceramic dinnerware. We design, manufacture and distribute an extensive line of plastic items for the foodservice industry under the Traex® brand name through our subsidiary Traex Company. We are a joint venture partner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), the largest glass tableware manufacturer in Latin America. In addition, through this joint venture, we have reciprocal distribution agreements, giving us exclusive distribution rights for Vitrocrisa’s glass tableware products in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for our glass tableware products in Latin America.

Our website can be found at www.libbey.com. We make available, free of charge, at this website all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Current Reports on Form 8-K, as well as amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

Growth Strategy

Our vision is to be “World Class, Second to None.” To achieve this vision, we have a growth strategy that emphasizes internal growth as well as growth through acquired businesses.

Internal Growth

We continue to focus on our strong brand recognition and identity. We understand that our customers are key to our success. Therefore, we continue to assist our customers by providing new product development and improved service and support. In 2004, we introduced more than 500 new stock-keeping units. These initiatives allow us to grow our existing tableware business.

Acquisitions

An important part of our strategy is to grow sales and profits through acquisitions. This strategy is primarily focused on two fronts:

•	Acquiring foodservice supply companies, enabling us to become a broader supplier of products to our foodservice distributors; and

•	Leveraging our proprietary glass-making technology through joint ventures, outright acquisitions and new green meadow facilities for international glass tableware manufacturing.

Recent acquisition activity includes the following:

•	In late 2004, we obtained a business license in the People’s Republic of China to manufacture glass tableware, and in early 2005 we procured land use rights in the People’s Republic of China with respect to property on which we plan to build a new glass tableware facility. This facility will be a wholly-owned factory aimed at the growing Chinese and Asia-Pacific markets and other key export markets. Currently, production of glass tableware is planned to begin in early 2007.

•	In January 2005, we acquired 95 percent of the shares of Crisal located in Marinha Grande, Portugal. Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories. Crisal’s products complement those of our subsidiary, Royal Leerdam, located in the Netherlands. Royal Leerdam, acquired in 2002, and Crisal are important additions to our growth strategy to be a supplier of high-quality, machine-made glass tableware products to key markets worldwide.

Products

Our tableware products consist of glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, ashtrays, bud vases, salt and pepper shakers, shot glasses, canisters, candle holders and various other items. Our subsidiary Royal Leerdam sells high-quality stemware. Crisal sells glass tableware, mainly tumblers, stemware and glassware accessories. Through our Syracuse China and World Tableware subsidiaries, we sell a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware. These include knives, forks, spoons and serving utensils. In addition, World Tableware sells metal holloware, including serving trays, chafing dishes, pitchers and other metal tableware accessories. Through our Traex subsidiary, we sell a wide range of plastic products. These include ware washing and storage racks, trays, dispensers and organizers for the foodservice industry.

Vitrocrisa’s glass tableware product assortment includes the product types produced by us as well as glass bakeware and handmade glass tableware. In addition, Vitrocrisa products include glass coffee pots, blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.

We also have an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada to foodservice users. Luigi Bormioli, based in Italy, is a highly regarded supplier of high-end glassware used in the finest eating and drinking establishments.

Customers

The customers for our tableware products include approximately 500 foodservice distributors. In the retail market, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty houseware stores. In addition, our industrial market primarily includes customers that use candle and floral applications, craft stores and gourmet food packaging companies. We also have other customers who use our products for promotional or other private uses. No single customer accounts for 10% or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.

Sales, Marketing and Distribution

Approximately 77% of our sales are to customers located in the United States and 23% of our sales are to customers located outside of the United States (for industry segment information for the last three fiscal years, see note 20 to the Consolidated Financial Statements). We export our products to over 90 countries around the world, competing in the tableware markets of Latin America, Asia and Europe.

We have our own sales staff of over 100 sales professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products. The vast majority of our tableware sales to foodservice end users are made through foodservice distributors, who serve a vital function in the distribution of our products and with whom we work closely in connection with marketing and selling efforts. Most of our retail and industrial market sales are made directly by our sales force.

We also have a marketing staff that is located at our corporate headquarters in Toledo, Ohio and in the Netherlands. They engage in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.

We operate distribution centers located at or near each of our manufacturing facilities (see Properties section). In addition, we operate distribution centers for our Vitrocrisa-supplied products in Laredo, Texas; World Tableware and Traex products in West Chicago, Illinois; and glass tableware products in Mira Loma, California. The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable us to supply significant quantities of our product to virtually all of our customers on a timely basis.

The majority of our sales are in the foodservice, retail and industrial markets, which are further detailed below:

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. foodservice markets. Syracuse China, World Tableware and Traex are also recognized as long-established suppliers of high-quality ceramic dinnerware, metal flatware, holloware and serveware, and plastic items, respectively. They are among the leading suppliers of their respective product categories to foodservice end users. The majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars, restaurants and casinos.

Retail

Our primary customers in retail are national and international discount retailers. In recent years, we have been able to increase our retail sales by increasing our sales to specialty houseware stores. Royal Leerdam sells to similar retail clients in Europe, while Crisal is increasingly positioned with retailers on the Iberian Peninsula. In addition to glassware, we sell imported ceramic dinnerware to retailers in the United States and Canada under the LIBBEY® brand name. With this expanded retail representation, we are better positioned to successfully introduce profitable new products. We also operate outlet stores located at or near the majority of our manufacturing locations. In addition, we sell selected items on the internet at www.libbey.com.

Industrial

We are a major supplier of glassware for industrial markets in the U.S. Industrial uses primarily include candle and floral applications. The craft industries and gourmet food packing companies are also industrial consumers of glassware. We have expanded our sales to industrial users by offering ceramic and metal ware items.

Seasonality

Primarily due to the impact of consumer buying patterns and production activity, our net income tends to be stronger in the second and third quarters and weaker in the first and fourth quarters of each year. Profits historically range between 30% and 55% in the first half of each year and 45% to 70% in the second half of the year. In 2004, we incurred a pretax charge of $11.7 million in the third quarter and $2.8 million in the fourth quarter in connection with the realignment of our glass tableware production capacity, which resulted in lower profits in these quarters. For our net income in 2004, excluding the capacity realignment charge, see the section “Reconciliation of Non-GAAP Financial Measures” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Our backlog as of December 31, 2004 was approximately $13.2 million, compared to approximately $16.5 million at December 31, 2003. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers during the year 2005. Because orders may be changed and/or cancelled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.

Manufacturing and Sourcing

We currently own and operate two glass tableware manufacturing plants in the United States located in Toledo, Ohio, and Shreveport, Louisiana, a glass tableware manufacturing plant in Leerdam, the Netherlands, and a glass tableware manufacturing plant in Marinha Grande, Portugal. We own and operate a ceramic dinnerware plant in Syracuse, New York, and a plastics plant in Dane, Wisconsin.

In August 2004, we announced that we were realigning our glass tableware production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our glass tableware manufacturing facility in City of Industry, California, and realigned production among our other domestic glass tableware manufacturing facilities. The closure of the City of Industry facility and realignment of production will allow us to reduce our overall fixed costs and improve future operational performance.

As mentioned in the Growth Strategy section, we acquired Crisal (a glass manufacturing facility in Portugal) in January 2005. In addition, in late 2004, we obtained a business license in the People’s Republic of China to manufacture glass tableware. In early 2005, we procured land use rights in China in order to begin construction on a new glass tableware facility, which is expected to begin glass tableware production in early 2007.

The manufacture of our tableware products involves the use of automated processes and technologies. Much of our glass tableware production machinery was designed by us and has evolved and been continuously refined to incorporate technology advancements. We believe that our production machinery and equipment continue to be adequate for our needs in the foreseeable future, but continue to invest in equipment to further improve our production efficiency and reduce our cost profile.

Our glass tableware products generally are produced using one of two manufacturing methods or, in the case of certain stemware, a combination of such methods. Most of our tumblers, stemware and certain other glass tableware products are produced by forming molten glass in molds with the use of compressed air. These products are known as “blown” glass products. Our other glass tableware products and the stems of certain of our stemware are “pressware” products, which are produced by pressing molten glass into the desired product shape. In addition, we source glass tableware, primarily from our joint venture, Vitrocrisa, located in Mexico.

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at our Syracuse, New York, production facility or imported primarily from China and Bangladesh. All metal flatware and metal holloware are sourced by our World Tableware subsidiary, primarily from China. Plastic products are also produced through the molding of raw materials into the desired shape and are manufactured at our Dane, Wisconsin, production facility or imported primarily from Taiwan and China.

To assist in the manufacturing process, we employ a team of engineers whose responsibilities include efforts to improve and upgrade our manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and implement the large number of innovative changes continuously being made to our product designs, sizes and shapes (see Research and Development section).

Raw Materials

Our primary raw materials are sand, lime, soda ash, clay, resins and colorants. Historically, these raw materials have been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had, and are not expected to have, a material adverse effect on our operations in the future. However, in 2004 our supplier of aragonite (a glass colorant) ceased to operate as a business. We adjusted our glass-making formula accordingly, and we continue to explore alternative glass formulations in order to achieve the best glass color possible. Natural gas is a primary source of energy in most of our production processes, and variability in the price for natural gas has and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts to partially mitigate this impact. In addition, resins are a primary source of raw materials for our subsidiary Traex Company, and, historically, the price for resins has fluctuated, directly impacting our profitability. We also experience fluctuations in the cost to deliver raw materials to our facilities, and such changes affect our earnings.

Research and Development

Our core competencies include our engineering excellence and world-class manufacturing techniques. Our focus is to increase the quality of our products and enhance the profitability of our business through research and development. We will continue to invest in strategic research and development projects that will further enhance our ability to compete in our core business.

We employ a team of engineers, in addition to external consultants, to conduct this research and development. During the last three years, our expenditures on research and development activities related to new and/or improved products and processes were $2.2 million in 2004, $2.1 million in 2003, and $2.1 million in 2002. These costs were expensed as incurred.

Patents, Trademarks and Licenses

Based upon market research and surveys, we believe our trade names and trademarks as well as our product shapes and styles enjoy a high degree of consumer recognition and are valuable assets. We believe that the Libbey, Syracuse China, World Tableware, Royal Leerdam, Crisal and Traex trade names and trademarks are material to our business.

We have rights under a number of patents that relate to a variety of products and processes. However, we do not consider that any patent or group of patents relating to a particular product or process is of material importance to our business as a whole.

Competitors

Our business is highly competitive, with the principal competitive factors being customer service, brand name, product quality, new product development, delivery time and price.

Glass tableware

In recent years, we have experienced increased competition from foreign glass tableware manufacturers, particularly from France, Indonesia, Turkey and the People’s Republic of China. In addition, other materials, such as plastics, also compete with glassware. Competitors in glass tableware include among others:

•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide.

•	Indiana Glass Company (a unit of Lancaster Colony Corporation), which manufactures in the U.S. and sells glassware.

•	Oneida Ltd., which sources glass tableware from foreign and domestic manufacturers.

•	Anchor Hocking (a unit of Global Home Products), which manufactures and distributes glass beverageware, industrial products and bakeware to retail, foodservice and industrial markets in the U.S.

•	Pasabahce (a unit of Sisecam), which manufactures glass tableware in various sites throughout the world and sells to retail and foodservice customers in Europe, the U.S. and around the world.

•	Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of their sales are to retail and foodservice customers.

Ceramic dinnerware

Competitors in U.S. ceramic dinnerware include, among others:

•	Homer Laughlin

•	Oneida Ltd.

•	Steelite

•	Other sourcing companies

Metalware

Competitors in metalware include, among others:

•	Oneida Ltd.

•	Walco, Inc.

•	Other sourcing companies

Plastic products

Competitors in plastic products are, among others:

•	Cambro Manufacturing Company

•	Carlisle Companies Incorporated

Environmental Matters

Our operations, in common with those of industry generally, are subject to numerous existing laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. We also may be subject to proposed laws and governmental regulations as they become finalized. We have shipped, and continue to ship, waste materials for off-site disposal. However, we are not named as a potentially responsible party with respect to any waste disposal site matters pending prior to June 24, 1993, the date of Libbey’s initial public offering and separation from Owens-Illinois, Inc. (Owens-Illinois). Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which we also may have shipped wastes prior to June 24, 1993. We may bear some responsibility in connection with those shipments. Pursuant to an indemnification agreement between Owens-Illinois and Libbey, Owens-Illinois has agreed to defend and hold us harmless against any costs or liabilities we may incur in connection with any such matters identified and pending as of June 24, 1993, and to indemnify us for any liability that results from these matters in excess of $3 million. We believe that if it is necessary to draw upon this indemnification, collection is probable.

Pursuant to the indemnification agreement referred to above, Owens-Illinois is defending us with respect to the King Road landfill. In January 1999, the Board of Commissioners of Lucas County, Ohio instituted a lawsuit against Owens-Illinois, Libbey and numerous other defendants. (Fifty-nine companies were named in the complaint as potentially responsible parties.) In the lawsuit, which was filed in the United States District Court for the Northern District of Ohio, the Board of Commissioners sought to recover contribution for past and future costs incurred by the County in response to the release or threatened release of hazardous substances at the King Road landfill formerly operated and closed by the County. The Board of Commissioners dismissed the lawsuit without prejudice in October 2000. At the time of the dismissal, the parties to the lawsuit anticipated that the Board of Commissioners would refile the lawsuit after obtaining more information as to the appropriate environmental remedy. As of this date, it does not appear that refiling of the lawsuit is imminent. In view of the uncertainty as to refiling of the suit, the numerous defenses that may be available against the County on the merits of its claim for contribution, the uncertainty as to the environmental remedy, and the uncertainty as to the number of potentially responsible parties, it currently is not possible to quantify any exposure that Libbey may have with respect to the King Road landfill.

Subsequent to June 24, 1993, we have been named a potentially responsible party at four other sites. In each case, the claims have been settled for immaterial amounts. We do not anticipate that we will be required to pay any further sums with respect to these sites unless unusual and unanticipated contingencies occur.

On October 10, 1995, Syracuse China Company, our wholly owned subsidiary, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China. The Pfaltzgraff Co. and the New York State Department of Environmental Conservation (DEC) entered into an Order on Consent effective November 1, 1994, that requires Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. Although Syracuse China Company was not a party to the Order on Consent, as part of the Asset Purchase Agreement Syracuse China Company agreed to share a part of the remediation and related expense up to the lesser of 50% of such costs or $1,350,000. Construction of the approved remedy began in 2000 and was substantially completed in 2003. Accordingly, Syracuse China Company’s obligation with respect to the associated costs has been satisfied.

In addition, Syracuse China Company has been named as a potentially responsible party by reason of its potential ownership of certain property that adjoins its plant and has been designated a sub-site of a superfund site. We believe that any contamination of the sub-site was caused by and will be remediated by other parties at no cost to Syracuse China Company. Those other parties have acquired ownership of the sub-site, and their acquisition of the sub-site should end any responsibility of Syracuse China with respect to the sub-site. We believe that, even if Syracuse China Company were deemed to be responsible for any expense in connection with the contamination of the sub-site, it is likely the expense will be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.

In connection with the closure of our City of Industry, California, glassware manufacturing facility, on December 30, 2004, we sold the property on which the facility is located to an entity affiliated with Sares-Regis Group, a large real estate development and investment firm. Pursuant to the purchase agreement, the buyer has leased the property back to us in order to enable us to cease operations, to relocate equipment to our other glassware manufacturing facilities, to demolish the improvements on the property and to remediate certain environmental conditions affecting the property. Prior to entering into the purchase agreement, Libbey and the buyer performed a significant amount of environmental testing, the results of which indicated that site remediation may need to occur for purposes of satisfying the contract. During the course of demolition, additional environmental testing will be performed, and we will be required to remediate any additional environmental contamination discovered during the process. We anticipate that all demolition and required remediation will be completed on or before December 31, 2005. We have agreed to indemnify the buyer for hazardous substances located on, in or under, or migrating from, the property prior to the date on which we complete the demolition and remediation and turn the property over to the buyer for redevelopment.

We regularly review the facts and circumstances of the various environmental matters affecting us, including those covered by indemnification. Although not free of uncertainties, we believe that our share of the remediation costs at the various sites, based upon the number of parties involved at the sites and the estimated cost of undisputed work necessary for remediation based upon known technology and the experience of others, will not be material to us. There can be no assurance; however, that our future expenditures in such regard will not have a material adverse effect on our financial position or results of operations.

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by us on the exterior surface of our decorated products. In that connection, Libbey Glass Inc. and numerous other glass tableware manufacturers, distributors and importers entered into a consent judgment on August 31, 2004 in connection with an action, Leeman v. Arc International North America, Inc. et al, Case No. CGC-003-418025 (Superior Court of California, San Francisco County), brought under California’s so-called “Proposition 65.” Proposition 65 requires businesses with ten or more employees to give a “clear and reasonable warning” prior to exposing any person to a detectable amount of a chemical listed by the state as covered by this statute. Lead is one of the chemicals covered by that statute. Pursuant to the consent judgment, Libbey Glass Inc. and the other defendants (including Anchor Hocking and Arc International North America, Inc.) agreed, over a period of time, to reformulate the enamels used to decorate the external surface of certain glass tableware items to reduce the lead content of those enamels.

Capital expenditures for property, plant and equipment for environmental control activities were not material during 2004. We believe that we are in material compliance with all federal, state and local environmental laws, and we are not aware of any regulatory initiatives that are expected to have a material effect on our products or operations.

Employees

Our employees are vital to our success and our vision to be “World Class, Second to None.” We strive to achieve this through our values of teamwork, change, performance, respect and development.

We employed approximately 3,800 persons at December 31, 2004. The majority of our glass tableware employees are U.S.-based hourly-paid employees covered by six collective bargaining agreements. In October 2004, new three-year agreements for the Toledo, Ohio, plant were ratified. In December 2004, the Shreveport, Louisiana, plant’s collective bargaining agreement was ratified for a four-year term.

Substantially all of our Royal Leerdam employees are covered by a collective bargaining agreement, which is scheduled to expire in July 2005. We are currently in the process of negotiating a new contract. Our ceramic dinnerware hourly employees are covered by a collective bargaining agreement that expires in March 2006. Most of our Crisal employees are covered by a labor agreement. In connection with the enactment of a new labor law in

Portugal, we are in the process of negotiating a new labor agreement for those employees. We consider all of our labor relations to be good.

ITEM 2. PROPERTIES

The following information sets forth the location and size of our principle facilities at December 31, 2004.

	Square Feet
Location	Owned	Leased
Toledo, Ohio:
Manufacturing	974,000	—
Warehousing/Distribution	988,000	305,000

Shreveport, Louisiana:
Manufacturing	549,000	—
Warehousing/Distribution	204,000	751,000

City of Industry, California: (1)
Manufacturing	—	288,000
Warehousing/Distribution	—	60,000

Syracuse, New York:
Manufacturing	549,000	—
Warehousing/Distribution	97,000	—

Dane, Wisconsin:
Manufacturing	56,000	—
Warehousing/Distribution	62,000	55,000

Leerdam, Netherlands:
Manufacturing	162,000	—
Warehousing/Distribution	184,000	255,000

Mira Loma, California:
Warehousing/Distribution	—	351,000

Laredo, Texas:
Warehousing/Distribution	149,000	117,000

West Chicago, Illinois:
Warehousing/Distribution	—	137,000

(1)	In late 2004, we sold the City of Industry property consisting of approximately 27 acres. We then leased the property back from the buyer, during which time we ceased operation of the manufacturing and distribution facility in mid-February 2005. We are responsible for demolishing the buildings on the property as well as related site work, including any environmental remediation, if needed. We anticipate turning the property over to the buyer by the end of 2005.

In addition to the above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations) and an outlet store (Toledo, Ohio) are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

All of our properties are currently being utilized for their intended purpose. We believe that all of our facilities are well maintained and adequate for our planned operational requirements.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various routine legal proceedings arising in the ordinary course of our business. No pending legal proceeding is deemed to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2005, Mr. Meier, Chairman of the Board and Chief Executive Officer, and Mr. Reynolds, Executive Vice President and Chief Operating Officer, are both celebrating 35 years of service with Libbey. In addition, the average years of service of all of our executive officers is 17 years.

Name and Title	Professional Background

John F. Meier Chairman and Chief Executive Officer	Mr. Meier, 57, has been Chairman of the Board and Chief Executive Officer of Libbey since the Company went public in June 1993. Since joining the Company in 1970, Mr. Meier has served in various marketing positions, including a five-year assignment with Durobor, S.A., Belgium. In 1990, Mr. Meier was named General Manager of Libbey and a corporate Vice President of Owens-Illinois, Inc., Libbey’s former parent company. Mr. Meier is a member of the Board of Directors of Cooper Tire & Rubber Company (NYSE: CTB). Mr. Meier has been a director of the Company since 1987.

Richard I. Reynolds Executive Vice President and Chief Operating Officer	Mr. Reynolds, 58, has served as Libbey’s Executive Vice President and Chief Operating Officer since 1995. Prior to his current position, Mr. Reynolds was Libbey’s Vice President and Chief Financial Officer since June 1993. Prior to June 1993, Mr. Reynolds was Director of Finance and Administration since 1989. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Kenneth G. Wilkes Vice President, General Manager International Operations	Mr. Wilkes, 47, has served as Vice President, General Manager International Operations since May 2003. He served as Vice President and Chief Financial Officer of the Company from November 1995 to May 2003. From August 1993 to November 1995, Mr. Wilkes was Vice President and Treasurer of the Company. Prior to joining the Company, Mr. Wilkes was a Senior Corporate Banker, Vice President of The First National Bank of Chicago.

Scott M. Sellick Vice President and Chief Financial Officer	Mr. Sellick, 42, has served as Vice President, Chief Financial Officer since May 2003. Prior to his current position, Mr. Sellick was Libbey’s Director of Tax and Accounting until May 2002. From August 1997 to May 2002, he served as Director of Taxation. Before joining the Company in 1997, Mr. Sellick was Tax Director for Stant Corporation and worked in public accounting for Deloitte & Touche in the audit and tax areas.

Kenneth A. Boerger Vice President and Treasurer	Mr. Boerger, 46, has been Vice President and Treasurer since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company’s financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey’s former parent company.

John A. Zarb Vice President and Chief Information Officer	Mr. Zarb, 53, has been Vice President and Chief Information Officer of the Company since April 1996. Prior to joining the Company, Mr. Zarb was employed by AlliedSignal Inc. (now Honeywell Inc.) in information technology senior management positions in Europe and the U.S.

Daniel P. Ibele Vice President, General Sales Manager	Mr. Ibele, 44, was named Vice President, General Sales Manager of the Company in March 2002. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey since 1995. Since joining Libbey in 1983, Mr. Ibele has held various marketing and sales positions.

Timothy T. Paige Vice President-Administration	Mr. Paige, 47, has been Vice President-Administration since December 2002. Prior to his current position, Mr. Paige had been Vice President and Director of Human Resources of the Company since January 1997. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Susan A. Kovach Vice President, General Counsel and Secretary	Ms. Kovach, 45, has been Vice President, General Counsel and Secretary of the Company since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema Gossett PLLC, a large, Detroit-based law firm, from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI). From 1998 to 2000 she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range and dividends declared for our common stock was as follows:

	2004			2003

			Cash			Cash
	Price Range		dividend	Price Range		dividend
	High	Low	declared	High	Low	declared

First Quarter	$30.67	$24.05	$0.10	$27.50	$22.08	$0.10
Second Quarter	$27.95	$24.08	$0.10	$25.40	$20.30	$0.10
Third Quarter	$27.71	$16.80	$0.10	$29.65	$22.70	$0.10
Fourth Quarter	$22.23	$17.70	$0.10	$29.89	$26.23	$0.10

On March 1, 2005, there were 945 registered common shareholders of record. We have paid a regular quarterly cash dividend since our Initial Public Offering in 1993. However, the declaration of future dividends is within the discretion of the Board of Directors of Libbey and will depend upon, among other things, business conditions, earnings and the financial condition of Libbey.

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2004:

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants and	remaining available for
Plan Category	warrants and rights	rights	future issuance (1)

Equity compensation plans approved by security holders	1,517,636	$28.87	2,105,518

Equity compensation plans not approved by security holders	0	0	0

Total	1,517,636	$28.87	2,105,518

(1)	This total includes 869,130 securities that are available for grant under the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and 1,236,388 securities that are available under the Libbey Inc. 2002 Employee Stock Purchase Plan (ESPP). See note 15 to the Consolidated Financial Statements for further disclosure on these plans.

Issuer Purchases of Equity Securities

Following is a summary of the 2004 fourth quarter activity in our share repurchase program:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)

October 1 to October 31, 2004	—	—	—	1,000,000
November 1, to November 30, 2004	—	—	—	1,000,000
December 1, to December 31, 2004	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of the our common stock in the open market and negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2004.

ITEM 6. SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data is incorporated by reference to page 17 of our 2004 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document and supporting schedules contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. These forward-looking statements reflect only our best assessment at this time, and may be identified by the use of words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or similar phrases. Such forward-looking statements involve risks and uncertainty; actual results may differ materially from such statements, and undue reliance should not be placed on such statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. Important factors potentially affecting our performance include, but are not limited to:

•	major slowdowns in the retail, travel, restaurant and bar or entertainment industries, including the impact of armed hostilities or any other international or national calamity, including any act of terrorism, on the retail, travel, restaurant and bar or entertainment industries;

•	significant increases in interest rates that increase our borrowing costs;

•	significant increases in per-unit costs for natural gas, electricity, corrugated packaging, aragonite, resins and other purchased materials;

•	increases in expenses associated with higher medical costs, increased pension expense associated with lower returns on pension investments and lower interest rates on pension obligations;

•	currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of our or Vitrocrisa’s products compared to foreign competition;

•	the effect of high inflation in Mexico on the operating results and cash flows of Vitrocrisa;

•	the impact of exchange rate changes in the Mexican peso relative to the U.S. dollar on the earnings of Vitrocrisa expressed under accounting principles generally accepted in the United States;

•	the inability to achieve savings and profit improvements at targeted levels at Libbey and Vitrocrisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods;

•	protracted work stoppages related to collective bargaining agreements;

•	increased competition from foreign suppliers endeavoring to sell glass tableware in the United States, Mexico, Europe and other key markets worldwide, including the impact of lower duties for imported products; and

•	whether we complete any significant acquisitions and whether such acquisitions can operate profitably.

For an understanding of the significant factors that influenced our performance during the past three years, the following should be read in conjunction with the audited Consolidated Financial Statements and Notes.

OVERVIEW

Libbey is the leading supplier of tableware products in the U.S. and Canada, in addition to supplying to other key export markets. Established in 1818, we are the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items. We are a joint venture partner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), the largest glass tableware manufacturer in Latin America.

2004 was a challenging year from a consolidated net income standpoint; however, we undertook several key strategic projects that will enhance our long-term financial performance. These key initiatives were as follows:

•	In August 2004, we announced the realignment of our domestic glass tableware production capacity to allow us to reduce our overall fixed costs and improve future operational performance. This realignment resulted in the closure of our City of Industry, California glass tableware manufacturing facility in mid-February 2005 and realignment of production to our other domestic glass tableware facilities. During 2004, we incurred a $14.5 million pretax charge, and we expect to incur an additional $2.2 million in 2005, for the closing of the City of Industry facility and realignment of our glass tableware production. The closure of this facility is expected to add $11 to 13 million to annual income from operations, starting in the second quarter of 2005.

•	In connection with the closure of our City of Industry, California glass tableware facility, we sold approximately 27 acres of land for $16.6 million (net of selling costs) in December 2004, subject to the performance of certain site preparation costs. These cash proceeds were used to pay down outstanding debt in 2004.

•	In January 2005, we acquired 95 percent of the shares of Crisal-Cristalaria Automática S.A. (Crisal) located in Marinha Grande, Portugal. Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories. Royal Leerdam, acquired in 2002, and Crisal are complementary and key to our growth strategy to supply high-quality, machine-made glass tableware products to key markets worldwide.

•	In late 2004, we obtained a business license in the People’s Republic of China to manufacture glass tableware and in early 2005, we procured land use rights in the People’s Republic of China with respect to property on which we plan to build a new glass tableware manufacturing facility. This facility will be a wholly-owned factory aimed at the growing Chinese and Asia-Pacific markets and other key export markets. Currently, glass tableware production is scheduled to begin in early 2007.

•	In June 2004, we entered into a new, unsecured Revolving Credit Agreement for $250 million for a five-year term. This will allow us to continue to finance our operational and acquisition requirements.

•	During the fourth quarter of 2004, we reduced our inventories by $14.7 million as we achieved an aggressive plan for inventory reduction. In 2005, we plan continued inventory reduction.

•	During 2004, our U.S.-based hourly-paid employee collective bargaining agreements at our manufacturing plants in Toledo, Ohio, and Shreveport, Louisiana, expired, but we successfully negotiated new agreements. The new agreements with respect to our Toledo plant are for a three-year term and the new agreement with respect to our Shreveport plant is for a four-year term.

•	Our capital spending in 2004 set a record for the company at $40.5 million, as we initiated our plan to focus on improved inspection techniques and enhanced robotic applications in our glass factories. During 2005, we expect to make approximately $35 to $40 million in capital expenditures, excluding expenditures related to the construction of our Chinese factory.

•	We have complied with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as they relate to the Company’s 2004 fiscal year. Although we historically have placed significant emphasis on controls, we made a significant commitment of internal and external resources in order to comply with Section 404. As we enter 2005, we are well-positioned to comply with these requirements on an ongoing basis.

RESULTS OF OPERATIONS

The following table presents key results of our operations for the years 2004, 2003 and 2002:

Dollars in thousands, except percentages and per-share amounts

			Variance				Variance
Year end December 31,	2004	2003	in dollars	in percent	2003	2002	in dollars	in percent

Net sales	$544,767	$513,632	$31,135	6.1%	$513,632	$433,761	$79,871	18.4%

Gross profit	$100,462	$108,206	$(7,744)	(7.2)%	$108,206	$107,928	$278	0.3%
gross profit margin	18.4%	21.1%			21.1%	24.9%

Income from operations (IFO)	$23,895	$39,727	$(15,832)	(39.9)%	$39,727	$51,297	$(11,570)	(22.6)%
IFO margin	4.4%	7.7%			7.7%	11.8%

Earnings before interest and income taxes (EBIT) (1)	$24,829	$47,640	$(22,811)	(47.9)%	$47,640	$44,936	$2,704	6.0%
EBIT margin	4.6%	9.3%			9.3%	10.4%

Earnings before interest, taxes, depreciation and amortization (EBITDA) (1)	$54,334	$75,749	$(21,415)	(28.3)%	$75,749	$64,079	$11,670	18.2%
EBITDA margin	10.0%	14.7%			14.7%	14.8%

Net income	$8,252	$29,073	$(20,821)	(71.6)%	$29,073	$28,055	$1,018	3.6%
net income margin	1.5%	5.7%			5.7%	6.5%

Diluted net income per share	$0.60	$2.11	$(1.51)	(71.6)%	$2.11	$1.82	$0.29	15.9%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluting our financial performance as they are measures in which we internally assess our performance. For a reconcilation from income before income taxes to EBIT to EBITDA, see the section “Reconciliation of Non-GAAP Financial Measures.”

Discussion of 2004 vs. 2003 Results of Operations

Net sales

We design, market and sell our products under the Libbey, Syracuse China, World Tableware, Royal Leerdam, and Traex brands which are sold primarily in the foodservice, retail and industrial markets. In 2004, our net sales were $544.8 million, an increase of 6.1%, or $31.1 million, compared to 2003. The increase in sales was attributable to increased sales to foodservice, retail and non-U.S. customers. Sales to foodservice customers of Libbey glass tableware products, Syracuse China dinnerware products, Traex plastic products and World Tableware products were all higher by at least 6 percent when compared with the full year 2003. Retail sales grew over 3 percent as compared to the prior year.

Total sales outside of the U.S. increased 7.7% to $125.4 million in 2004, compared to $116.5 million in 2003. Royal Leerdam glass tableware sales in U.S. dollars increased compared to prior year due to the exchange rate between the euro and U.S. dollar. However, in euros, sales were down slightly compared to 2003.

The increase in net sales mentioned above was offset by decreased sales in the glass tableware industrial markets. In addition, in 2004, we elected to exit certain low-margin business as a result of our glass tableware capacity realignment.

Gross profit

Gross profit decreased in 2004 by $7.7 million, or 7.2%, compared to 2003, and gross profit as a percent of net sales declined to 18.4% in 2004, as compared to 21.1% in 2003. The reduction was attributable to increased costs for distribution, packaging, medical benefits, pension and natural gas in addition to the capacity realignment charge discussed below.

During 2004, we incurred a pretax charge of $14.5 million for the realignment of our glass tableware production capacity. This plan called for the closure of our glass tableware manufacturing facility in City of Industry, California, and the realignment of production among our other domestic glass tableware manufacturing facilities. The charge is outlined in further detail below and in note 10 to the Consolidated Financial Statements. Of the $14.5 million charge,

$6.5 million was recorded in cost of sales, and the remaining $8.0 million was recorded in the line item “capacity realignment charge” included as part of income from operations. The capacity realignment is expected to add $11 to $13 million to annual income from operations, starting in the second quarter of 2005. The closure of our City of Industry facility occurred in mid-February 2005.

The following table summarizes the capacity realignment charge incurred during 2004, and the total estimated charge related to the capacity realignment, the balance of which we expect to incur in 2005.

	Twelve months ended	Total estimated
Dollars in thousands	December 31, 2004	charge (gain)

Pension & postretirement welfare	$4,621	$4,621
Inventory write-down	1,905	1,905

Included in cost of sales	6,526	6,526

Equipment write-down	4,678	4,678
Net gain on land sale	—	(2,600)
Employee termination cost	3,315	8,100

Included in capacity realignment charge	7,993	10,178

Total pretax capacity realignment charge	$14,519	$16,704

Income from operations

Income from operations decreased by $15.8 million, or 39.9%, in 2004, compared to 2003. Income from operations as a percentage of net sales was 4.4% in 2004, compared to 7.7% in 2003. The reduction in income from operations was the result of the decrease in gross profit and the charge of $8.0 million for the capacity realignment as discussed above. This $8.0 million charge, which is attributable primarily to employee termination cost and the write-down of fixed assets, is in addition to the charge of $6.5 million included in gross profit. Selling, general and administrative expenses increased by less than $0.1 million in 2004 compared to 2003; and as a percentage of net sales they decreased to 12.6% in 2004, compared to 13.3% in 2003.

Earnings before interest and income taxes (EBIT)

Earnings before interest and income taxes decreased by $22.8 million, or 47.9%, in 2004, compared to 2003. As a percentage of net sales, EBIT was 4.6% in 2004, compared to 9.3% in 2003. EBIT decreased due to the reduction in income from operations in addition to the pretax equity loss from Vitrocrisa of $1.4 million, as compared to pretax equity earnings of $4.4 million in 2003. The Vitrocrisa equity loss was the result of higher natural gas costs, an unfavorable sales mix and a remeasurement loss. Also contributing to the lower EBIT in 2004 were slightly lower royalties and net technical assistance income and other expense of $0.5 million compared to other income of $0.5 million in 2003. The reduction in other income was primarily the result of foreign currency losses. For a reconciliation of EBIT to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.

It is important to note that royalties and net technical assistance income have been reclassified and are now reported below income from operations. Historically, royalties and net technical assistance income were included in total revenues.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA decreased by $21.4 million, or 28.3%, in 2004, compared to 2003. As a percentage of net sales, EBITDA was 10.0% in 2004, compared to 14.7% in 2003. The reduction in EBITDA was primarily driven by the lower EBIT that was partially offset by slightly higher depreciation and amortization in 2004 compared to 2003. For a reconciliation of EBITDA to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.

Net income and diluted earnings per share

Net income was $8.3 million in 2004, or $0.60 per diluted share, compared to $29.1 million, or $2.11 per diluted share in 2003. Net income as a percentage of net sales was 1.5% in 2004, compared to 5.7% in 2003. Net income decreased in 2004 as the result of lower EBIT offset by lower interest and income tax expense (on lower earnings) in 2004 compared to 2003. Interest expense decreased in 2004 by $0.4 million compared to 2003 as a result of lower interest rates during 2004. The effective tax rate increased to 30% during 2004 from 15% in 2003. The lower effective tax rate in 2003 was primarily due to a tax restructuring of our foreign operations. As detailed in “Reconciliation of Non-GAAP Financial Measures” below, net income per diluted share, excluding the capacity realignment charge, was $1.34 in 2004, compared to net income per diluted share, excluding tax adjustments, of $1.71 in 2003.

Discussion of 2003 vs. 2002 Results of Operations

Net sales

Net sales for 2003 was $513.6 million, an increase of 18.4%, or $79.9 million, compared to 2002. The increase in sales was mainly attributable to the sales of Royal Leerdam and Traex, both acquired in December 2002. In addition, we had strong sales in the second half of 2003 of glassware products. For 2003, despite a sluggish first half, sales excluding these acquisitions were within 0.3% of the prior year. Sales outside of the United States were $116.5 million in 2003, compared to $46.1 million in 2002. Over $60 million of net sales were due to the acquisition of Royal Leerdam, whose sales are mainly to customers located outside of the United States. Excluding Royal Leerdam sales, export sales increased to $53.6 million, or 16%, as compared to the prior-year period, primarily as the result of increased sales to our Canadian customers.

Gross profit

Gross profit increased slightly in 2003 to $108.2 million compared to the prior year period of $107.9 million. As a percent of net sales, gross profit in 2003 was 21.1% compared to 24.9% in 2002. The decline in gross profit margin is primarily due to greater sales of products with lower profit margins in addition to higher natural gas costs of over $6.2 million and additional costs for pension and postretirement medical costs of $5.4 million in 2003 compared to 2002.

Income from operations

Income from operations decreased by $11.6 million, or 22.6%, in 2003 compared to 2002. As a percentage of net sales, income from operations was 7.7% in 2003, compared to 11.8% in 2002. The decrease in income from operations was primarily the result of the higher selling, general and administrative expenses in 2003 offset by the slight increase in gross profit. Selling, general and administrative expenses increased in 2003, compared to 2002, by $11.8 million, of which $10.8 million was attributable to the acquisitions of Royal Leerdam and Traex. As a percentage of net sales, selling, general and administrative expenses were relatively flat at 13.3% of net sales in 2003, compared to 13.1% in 2002.

Earnings before interest and income taxes (EBIT)

Earnings before interest and income taxes were $47.6 million in 2003, an increase of $2.7 million, or 6.0%, compared to 2002. As a percentage of net sales, EBIT was 9.3% in 2003, compared to 10.4% in 2002. In 2002, EBIT included $13.6 million of expenses related to an abandoned acquisition. For further details on the abandoned acquisition charge, see note 4 to the Consolidated Financial Statements. Equity earnings from Vitrocrisa in 2003 were $4.4 million on a pretax basis, as compared with $6.4 million in the year-ago period, primarily as the result of higher natural gas costs and lower activity levels. Other income in 2003 was $0.5 million, as compared to expense of $1.5 million in the year-ago period. The 2002 lower income was primarily attributable to a write-down in value of an advance made to a supplier. Royalties and net technical assistance income was $3.0 million in 2003, compared to $2.4 million in 2002. For a reconciliation of EBIT to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA increased to $75.7 million in 2003, an increase of $11.7 million, or 18.2%, compared to 2002. While $2.7 million of this increase was the result of increased EBIT, the primary driver was the increase in depreciation and amortization expense in 2003 attributable to the acquisitions of Royal Leerdam and Traex, both of which we acquired in late 2002. For a reconciliation of EBIT to EBITDA, “Reconciliation of Non-GAAP Financial Measures” below.

Net income and diluted earnings per share

Net income in 2003 was $29.1 million, or $2.11 per diluted share, compared to $28.1 million, or $1.82 per diluted share in 2002. Net income as a percentage of net sales was 5.7% in 2003 compared to 6.5% in 2002. Interest expense increased $5.2 million in 2003, primarily as the result of higher debt. The higher debt was the result of over $60 million in funding for acquisitions of Royal Leerdam and Traex (see note 4 to the Consolidated Financial Statements for further disclosure on acquisitions), both acquired in late 2002, and $38.9 million in share repurchases (see Capital Resources and Liquidity Section for further detail on our share repurchase program).

The effective tax rate in 2003 was 15.0%, compared to 23.5% in 2002. The 2003 reduction in effective tax rate was primarily attributable to a tax restructuring whereby the undistributed earnings of our joint venture in Mexico will be permanently reinvested outside of the United States, eliminating the need for a previously established net deferred U.S. income tax liability on those undistributed earnings. The effective tax rate in 2002 of 23.5% was primarily attributable to lower Mexican tax, the elimination of non-deductible goodwill amortization and an adjustment to estimated U.S. income tax accruals.

The weighted average diluted shares outstanding as of December 31, 2003 decreased approximately 1.7 million, primarily as a result of our repurchase of 1.5 million shares in March of 2003.

As detailed below “Reconciliation of Non-GAAP Financial Measures,” net income per diluted share, excluding tax adjustment, was $1.71 for 2003, as compared with $1.82 per diluted share for 2002. In 2002, net income included expenses associated with an abandoned acquisition as further disclosed in note 4 to the Consolidated Financial Statements. These expenses totaled $13.6 million, less a tax effect of $5.1 million, or an after-tax impact of $8.5 million, or $0.55 per diluted share as noted in “Reconciliation of Non-GAAP Financial Measures” below. Due to the unusual nature and magnitude of the tax adjustment and expenses related to the abandoned acquisition, management believes exclusion of these expenses is necessary for a more meaningful comparison of net income.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flow

The following table presents key drivers to free cash flow for 2004, 2003 and 2002:

Dollars in thousands, except percentages
			Variance				Variance
December 31,	2004	2003	in dollars	in percent	2003	2002	in dollars	in percent

Net cash provided by operating activities	$42,750	$29,210	$13,540	46.4%	$29,210	$55,001	$(25,791)	(46.9)%
Capital expenditures	40,482	25,718	14,764	57.4%	25,718	17,535	8,183	46.7%
Acquisitions and related costs	—	513	(513)	(100.0)%	513	62,046	(61,533)	(99.2)%
Proceeds from asset sales and other	16,623	1,410	15,213	1078.9%	1,410	3,523	(2,113)	(60.0)%
Dividends from Vitrocrisa	980	4,900	(3,920)	(80.0)%	4,900	4,659	241	5.2%

Free cash flow (a)	$19,871	$9,289	$10,582	113.9%	$9,289	$(16,398)	$25,687	(156.6)%

(a)	We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures and acquisition and related costs, plus proceeds from asset sales and other and dividends received from Vitrocrisa) is a useful metric for evaluting our financial performance as it is a measure in which we internally assess performance.

Our net cash provided by operating activities was $42.8 million in 2004 compared to $29.2 million in 2003. Our trade working capital increased by $8.5 million in 2004 compared to an increase of $14.6 million in 2003. This lower increase in trade working capital in 2004 compared to 2003 was partially attributable to our increase in net cash provided by operating activities. In 2004, we spent $40.5 million in capital expenditures, compared to $25.7 million in 2003. This $14.8 million increase in capital expenditures is the result of our increased furnace rebuild activity and execution of the initial phase of “cold end” improvements focused primarily on inspection techniques and enhanced robotic applications in our glass factories. Our free cash flow was $19.9 million in 2004 compared to $9.3 million in 2003. The $10.6 million increase was driven by increased cash provided by operating activities and proceeds from asset sales, offset by increased capital expenditures and lower dividends from Vitrocrisa in 2004 compared to 2003. The net cash proceeds from asset sales in 2004 of $16.6 million related to the sale of land in City of Industry, California. For a reconciliation of net cash provided by operating activities to free cash flow, see “Reconciliation of Non-GAAP Financial Measures” below.

In 2003, we had free cash flow of $9.3 million compared to cash used of $16.4 million in 2002. In 2002, we used cash of $62.0 million for the acquisitions of Royal Leerdam and Traex (see note 4 to the Consolidated Financial Statements for further disclosure on acquisitions). In addition, net cash provided by operating activities was $25.8 million lower in 2003 compared to 2002.

Trade Working Capital

The following table presents trade working capital items for 2004 and 2003:

Dollars in thousands, except percentages and DSO, Inventory turns, and DPO
			Variance
December 31,	2004	2003	in dollars	in percent

Accounts receivable	$67,522	$57,122	$10,400	18.2%
DSO (1)	41.2	37.5
Inventories	126,625	125,696	929	0.7%
Inventory turns (2)	3.5	3.4
Accounts payable	43,140	40,280	2,860	7.1%
DPO (3)	33.8	31.9

Trade working capital	$151,007	$142,538	$8,469	5.9%
Percentage of net sales	27.7%	27.8%

(1)	Days sales outstanding (DSO) measures the number of days it takes, based on a 90-day average, to turn receivables into cash.

(2)	Inventory turns measures the number of times per year, based on a 90-day average, in which our inventory turns.

(3)	Days payable outstanding (DPO) measures the number of days it takes, to pay the balances of our accounts payable.

Trade working capital, defined as accounts receivable plus inventories less accounts payable, increased by $8.5 million in 2004 compared to 2003. However, as a percentage of net sales, trade working capital decreased slightly to 27.7% in 2004, compared to 27.8% in 2003. The increase in trade working capital in 2004 was mainly attributable to the increase in accounts receivable due to increased net sales. Days sales outstanding (DSO) increased by 3.7 days in 2004 compared to 2003. The increase was partially attributable to the increase in net sales in the fourth quarter of 2004 compared to 2003 of $9.8 million. Although inventories increased slightly for the year, we reduced inventories by $14.7 million in the fourth quarter of 2004 pursuant to an aggressive inventory reduction plan. This reduction in inventory in the fourth quarter of 2004 assisted in the increase of our inventory turns to 3.5 times in 2004 compared to 3.4 times in 2003. Our accounts payable increased in 2004 to $43.1 million, compared to $40.3 million in 2003. However, we were able to increase our days payable outstanding (DPO) in 2004 to 33.8 days compared to 31.9 days in 2003. For a reconciliation of trade working capital, see “Reconciliation of Non-GAAP Financial Measures” below.

Debt

The following table presents our total debt for 2004 and 2003:

Dollars in thousands, except percentages
	Interest	Maturity	December 31,		Variance
	Rate	Date	2004	2003	in dollars	in percent

Borrowings under credit facility (1)	floating	June 24, 2009	$113,690	$127,926	$(14,236)	(11.1)%
Senior notes	3.69%	March 31, 2008	25,000	25,000	0	0.0%
Senior notes	5.08%	March 31, 2013	55,000	55,000	0	0.0%
Senior notes	floating	March 31, 2010	20,000	20,000	0	0.0%
Promissory Note	6.00%	January 2005 to September 2016	2,267	2,396	(129)	(5.4)%
Notes payable	floating	January 2005	9,415	611	8,804	1440.9%

Total debt (2)(3)			$225,372	$230,933	$(5,561)	(2.4)%

(1)	In 2003, our borrowings under the credit facility were under the Amended and Restated Revolving Credit Agreement scheduled to mature April 23, 2005. We entered into a new agreement in June, 2004 to replace the Amended Agreement.

(2)	Total debt includes notes payable, long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheet.

(3)	See contractual obligations section below on scheduled payments by period.

We had total debt of $225.4 million at December 31, 2004, compared with $230.9 million at December 31, 2003. The $5.6 million reduction in debt was primarily attributable to the net proceeds received from the City of Industry, California, land sale.

In June 2004, we entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) for $250 million for a five-year term. The Agreement will allow us to continue to finance our operational and acquisition funding requirements. At December 31, 2004, we had additional debt capacity of $131.0 million, including outstanding letters of credit of $5.3 million under our debt obligations, limited by our performance against certain financial ratios. Note 9 to the Consolidated Financial Statements provides additional information regarding the Agreement.

On March 31, 2003, we issued $100 million of privately placed senior notes (Note Purchase Agreement). Eighty million dollars of the notes have an average interest rate of 4.65% per year, with an initial average maturity of 8.4 years and a remaining average maturity of 6.7 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The proceeds of the note issuance were used to retire debt outstanding under the Revolving Credit Agreement.

In December 2004, we amended the Revolving Credit Agreement and Note Purchase Agreement to allow for the purchase of Crisal. The material terms of the amendment for the Revolving Credit Agreement, as defined in the Agreement, were (1) the Offshore Currency sublimit was increased from $100 million to $125 million; and (2) the leverage ratio for the quarters ending December 31, 2004, and March 31, 2005, was increased from a maximum of 3.50 to 1.00 to a maximum of 3.75 to 1.00, respectively. The amendment for the Note Purchase Agreement allows for a short-term increase in the consolidated leverage ratio for the quarters ending December 31, 2004, and March 31, 2005, from a maximum of 3.50 to 1.00 to a maximum of 3.75 to 1.00, respectively.

Our weighted average annual interest rate at December 31, 2004, for our total debt was 4.9%. We have entered into interest rate protection agreements with respect to $50 million of debt as a way to manage our exposure to fluctuating interest rates. The average fixed rate of interest under these interest rate protection agreements, excluding applicable fees, is 6.0% per year, and the total interest rate, including applicable fees, is 7.8% per year. The average maturity of these interest rate protection agreements is 1.0 year at December 31, 2004. Of our total outstanding indebtedness, $93.1 million is subject to fluctuating interest rates at December 31, 2004. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.9 million on an annual basis.

In September 2001, we issued a $2.7 million promissory note in connection with the purchase of a warehouse facility. At December 31, 2004, we had $2.3 million outstanding on the promissory note. During 2005, $0.1 million of the principal is payable.

Share Repurchase Program

Since mid-1998, we have repurchased 5,125,000 shares for $140.7 million, as authorized by our Board of Directors. As of December 31, 2004, authorization remains for the purchase of an additional 1,000,000 shares. During 2004, we did not purchase any treasury shares. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million.

Contractual Obligations

The following table presents our existing contractual obligations at December 31, 2004 and related future cash requirements:

Dollars in thousands
	Payments Due by Period
					After 5
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	Years

Debt	$225,372	$9,530	$230	$138,920	$76,692
Long term operating leases	40,430	6,608	11,788	8,499	13,535
Natural gas obligations	15,950	11,572	4,378	—	—
Pension (1)	173,214	13,716	29,426	33,718	96,354
Nonpension postretirement (1)	52,691	3,369	8,013	9,719	31,590

Total obligations	$507,657	$44,795	$53,835	$190,856	$218,171

(1)	The obligations for pension and nonpension postretirement obligations are based on the plans’ current funded status and actuarial assumptions and include those projected benefit payments to participants through 2014. For further disclosure on pension and nonpension postretirement, see notes 12 and 13, respectively, to the Consolidated Financial Statements.

In addition to the above, we have commercial commitments for letters of credit and guarantees. Our letters of credit outstanding at December 31, 2004, totaled $5.3 million. For further detail with respect to our guarantees, see note 19 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We are a joint venture partner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), the largest glass tableware manufacturer in Latin America. We record our 49% interest in Vitrocrisa using the equity method of accounting. From this joint venture, we receive equity earnings (loss), dividends and certain technical assistance income. We also have a reciprocal distribution agreement with our joint venture partner, giving us exclusive distribution rights for Vitrocrisa’s glass tableware products in the U.S. and Canada, and giving Vitrocrisa the exclusive distribution rights for our glass tableware products in Latin America. In addition, we guarantee a portion of Vitrocrisa’s bank debt (see note 19 to the Consolidated Financial Statements). We have evaluated this investment and related arrangements in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) and determined that Vitrocrisa is a Variable Interest Entity (VIE), as defined by FIN 46R, but is not considered the primary beneficiary, as we do not absorb the majority of expected losses or receive the majority of expected residual returns. Therefore, Vitrocrisa is not consolidated in our Consolidated Financial Statements.

Liquidity and Capital Resource Requirements

Based on past performance and current expectations, we believe that our free cash flow and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund our operating requirements, capital expenditures, investment requirements, share repurchases, commitments and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement. We believe that the most strategic uses of our cash resources include strategic investments to further enhance our manufacturing processes, acquisitions, payment of debt principal and interest, and working capital requirements. We are not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in our liquidity.

Reconciliation of Non-GAAP Financial Measures

We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. We believe that non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, it is the basis on which we internally assess performance, and certain non-GAAP measures are relevant to our determination of compliance with financial covenants included in our debt agreements. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

Reconciliation of Income before income taxes to EBIT and EBITDA

(Dollars in thousands)
Year ended December 31,	2004	2003	2002

Income before income taxes	$11,780	$34,204	$36,673
Add: interest expense	13,049	13,436	8,263

Earnings before interest and taxes (EBIT)	$24,829	$47,640	$44,936
Add: depreciation and amortization	29,505	28,109	19,143

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$54,334	$75,749	$64,079

Net Income excluding capacity realignment charge

(Dollars in thousands, except per-share amounts)
Year ended December 31,	2004	2003	2002

Reported net income	$8,252	$29,073	$28,055
Capacity realignment charge — net of tax	10,163	—	—

Net income excluding capacity realignment charge	$18,415	$29,073	$28,055

Diluted earnings per share:
Reported net income	$0.60	$2.11	$1.82
Capacity realignment charge — net of tax	0.74	—	—

Net income per diluted share excluding capacity realignment charge	$1.34	$2.11	$1.82

Net Income excluding tax adjustment

(Dollars in thousands, except per-share amounts)
Year ended December 31,	2004	2003	2002

Reported net income	$8,252	$29,073	$28,055
Tax adjustment	—	5,472	—

Net income excluding tax adjustment	$8,252	$23,601	$28,055

Diluted earnings per share:
Reported net income	$0.60	$2.11	$1.82
Tax adjustment	—	0.40	—

Net income per diluted share excluding tax adjustment	$0.60	$1.71	$1.82

Net Income excluding abandoned acquisition

(Dollars in thousands, except per-share amounts)
Year ended December 31,	2004	2003	2002

Reported net income	$8,252	$29,073	$28,055
Expenses associated with abandoned acquisition — net of tax	—	—	8,508

Net income excluding expenses associated with abandoned acquisition	$8,252	$29,073	$36,563

Diluted earnings per share:
Reported net income	$0.60	$2.11	$1.82
Expenses associated with abandoned acquisition — net of tax	—	—	0.55

Net income per diluted share excluding expenses associated with abandoned acquisition	$0.60	$2.11	$2.37

Reconciliation of net cash provided by operating activities to free cash flow

(Dollars in thousands)
December 31,	2004	2003	2002

Net cash provided by operating activities	$42,750	$29,210	$55,001
Less:
Capital expenditures	40,482	25,718	17,535
Acquisition and related costs	—	513	62,046
Plus:
Proceeds from asset sales and other	16,623	1,410	3,523
Dividends from equity investments	980	4,900	4,659

Free cash flow	$19,871	$9,289	$(16,398)

Reconciliation of trade working capital

(Dollars in thousands)
December 31,	2004	2003

Accounts receivable	$67,522	$57,122
Plus:
Inventories	126,625	125,696
Less:
Accounts payable	43,140	40,280

Trade working capital	$151,007	$142,538

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowances for doubtful accounts, was $67.5 million in 2004, compared to $57.1 million in 2003. The allowance for doubtful accounts was $7.7 million in 2004, compared to $7.2 million in 2003. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Allowance for Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily from future demand forecasts. Historically, these loss provisions have not been significant, as the majority of our inventories are valued using the last-in, first-out (LIFO) method. At December 31, 2004, our inventories were $126.6 million, with loss provisions of $2.8 million, compared to inventories of $125.7 million and loss provisions of $1.1 million at December 31, 2003. The allowance increase in 2004 compared to 2003 is mainly attributable to the allowance that we established for inventories related to the low-margin business that we elected to exit due to the realignment of our glass tableware manufacturing capacity.

Asset Impairment

Investments

We review our investment in Vitrocrisa if indicators of impairment arise. To the extent that the analysis is performed, the analysis is based upon the discounted cash flow method to determine the fair value of our investment. The fair value is then compared to the carrying amount of our investment. To the extent the fair value exceeds the carrying value, no impairment exists. For all periods presented, no impairment existed.

Fixed Assets

We review fixed assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions. Due to the closure of our facility in City of Industry, California, we wrote down the values of certain assets based upon appraisals performed by an independent third party. These write-downs occurred in 2004 and are further disclosed in note 10 to the Consolidated Financial Statements.

Goodwill and Indefinite Life Intangible Assets

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented, and there was no goodwill impairment indicated.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented, and there was no impairment indicated.

Revenue Recognition

Revenue is recognized when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and sales incentive programs offered to customers. Our various incentive programs are offered to a broad base of customers and we record accruals for these as sales occur. These programs typically offer incentives for purchase activities by customers that include growth objectives. Criteria for payment include the achievement by customers of certain purchase targets and the purchase by customers of particular product types. Management regularly reviews the adequacy of the accruals based on current customer purchases, targeted purchases and payout levels.

Self-Insurance Reserves

We use self-insurance mechanisms to provide for potential liabilities related to workers’ compensation and employee health care benefits that are not covered by third-party insurance. Workers’ compensation accruals are recorded at the estimated ultimate payout amounts received from our third party administrator based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses developed from past experience. Group health accruals include estimates of incurred-but-not-reported estimates received from our third party administrator of the plan.

Pension Assumptions

The following are the assumptions used to determine the benefit obligations and pretax income effect for our pension plan benefits for 2004, 2003 and 2002:

	U.S. Plans			Non-U.S. Plans
Year ended December 31,	2004	2003	2002	2004	2003
Discount rate	5.75%	6.25%	6.75%	4.70%	5.60%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.00%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	2.0 to 2.5%	2.0 to 2.5%

We account for our defined benefit pension plans on an expense basis that reflects actuarial funding methods. Two critical assumptions, discount rate and expected long-term rate of return on plan assets, are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions on our annual measurement date of December 31st. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year often will differ from actuarial assumptions because of demographic, economic and other factors.

The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. We use the yield on high-quality fixed income investments at our December 31st measurement date. The discount rate at December 31st is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. A lower discount rate increases the present value of benefit obligations and increases pension expense. To reflect market interest rate conditions, we reduced our discount rate 0.50% for our U.S. Plans and 0.90% for our non-U.S. plans at December 31, 2004.

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We reduced our expected long-term rate of return 0.25% for our U.S. Plans at December 31, 2004. We made no change to the expected long-term rate of return for our non-U.S. Plans at December 31, 2004. The expected long-term rate of return on plan assets at December 31st is used to measure the earnings effects for the subsequent year. The assumed long-term rate of return on assets is applied to a calculated value of plan assets that recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension expense (income). The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income).

Sensitivity to changes in key assumptions is as follows:

•	A change of .50% in the expected long-term rate of return on plan assets would change total pension expense by approximately $1.2 million based on year-end data.

•	A change of .50% in the discount rate would change our total pension expense by approximately $1.9 million.

Nonpension Postretirement Assumptions

We use various actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for our retiree health plan. We use the yield on high-quality fixed income investments at our December 31st measurement date to establish the discount rate. The discount rate at December 31st is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans
Year ended December 31,	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Initial health care trend	9.00%	10.00%	10.00%	9.00%	9.00%	8.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	4.00%
Years to reach ultimate trend rate	4	5	5	4	8	4

Sensitivity to changes in key assumptions is as follows:

•	A change of .50% in the discount rate would change nonpension postretirement expense by $0.1 million.

•	A change of .50% in health care trend rates would not have a material impact upon the nonpension postretirement expense.

Income Taxes

We are subject to income taxes in both the U.S. and certain foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit and the expiration of a statute of limitation.

American Jobs Creation Act of 2004

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controller foreign corporations to the extent the dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. This temporary incentive is available to the Company in 2005.

The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury Department is in the process of providing clarifying guidance on key elements of the repatriation provision, and Congress may reintroduce legislation that provides for certain technical corrections to the Act. We have not completed our evaluation of the repatriation provision due to the uncertainty associated with the interpretation of the provision, as well as numerous tax, legal, treasury and business considerations. We expect to complete our evaluation of the potential dividends we may pursue, if any, and the related tax ramifications after additional guidance is issued.

New Accounting Standards

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug,

Improvement and Modernization Act of 2003 (the Act). We have elected to defer accounting for the effects of the Act pending clarification of the Act on our nonpension postretirement plans. In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 supersedes FAS No. 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. Our 2004 net postretirement benefit costs do not reflect the effects of the Act because it is currently not expected to be a significant event for the plan. As regulations are clarified and marketplace factors emerge, the postretirement benefit cost could result in a change in the future.

In December 2004, the FASB issued Statement of Financial Accounting Statements(SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 revised). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for interim and annual periods beginning after June 15, 2005. We are currently evaluating SFAS No. 123 revised and intend to implement it in the third quarter of 2005 and do not presently have an estimate of its effect on our financial statements.

The FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Currency

We are exposed to market risks due to changes in currency values, although the majority of our revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of our products or those of Vitrocrisa compared to foreign competition and the impact of exchange rate changes in the Mexican peso relative to the U.S. dollar on the earnings of Vitrocrisa expressed under accounting principles generally accepted in the United States.

Interest Rates

We are exposed to market risk associated with changes in interest rates in the U.S. and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $50 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for our borrowings related to the Rate Agreements at December 31, 2004, excluding applicable fees, is 6.0% per year, and the total interest rate, including applicable fees, is 7.8% per year. The average maturity of these Rate Agreements is 1.0 year at December 31, 2004. Debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.5% per year at December 31, 2004. We had $93.1 million of debt subject to fluctuating interest rates at December 31, 2004. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.9 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparts.

Natural Gas

We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our domestic manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider our forecasted natural gas requirements of our domestic manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally twelve to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affects our earnings.

Pension

We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our pension benefit obligations and related pension expense. Changes in the equity and debt securities markets affect the performance of our pension plan asset performance and related pension expense. Sensitivity to these key market risks factors is as follows:

•	A change of .50% in the expected long-term rate of return on plan assets would change total pension expense by approximately $1.2 million based on year-end data.

•	A change of .50% in the discount rate would change our total pension expense by approximately $1.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2004, included in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the combined financial statements of Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A de C.V. (collectively the “Vitrocrisa Companies”) (corporations in which Libbey Inc. has a 49% equity interest). These statements were audited by other auditors whose reports have been furnished to us; and, insofar as our opinion on the consolidated financial statements relates to the amounts included for these companies, it is based solely on the report of other auditors, except as noted below. In the consolidated financial statements, the Company’s investment in Vitrocrisa Companies is stated at $10,305,000 and $12,541,000, respectively, at December 31, 2004 and 2003, and the Company’s equity in the net (loss) income of Vitrocrisa Companies is stated at $(1,449,000), $3,376,000 and $3,589,000 for the three years in the period ended December 31, 2004.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on Libbey Inc.’s consolidated financial statements taken as a whole. The other auditors issued a 2002 auditors report in accordance with accounting principles generally accepted in Mexico. The conversion of the Vitrocrisa Companies’ combined financial statements from accounting principles generally accepted in Mexico to U.S. generally accepted accounting principles is the responsibility of the Libbey Inc.’s management. Such conversion for 2002 has been subjected to the auditing procedures applied in our audits of Libbey Inc.’s consolidated financial statements.

As discussed in Note 2 to the financial statements, in 2002 Libbey Inc. changed its method of accounting for goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Libbey Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited management’s assessment, included in the accompanying Report of Management, that Libbey Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Libbey Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Libbey Inc. and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 16, 2005

Report of Independent Registered Public Accounting Firm

To the stockholders of
Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V.
Monterrey, N.L.

We have audited the combined balance sheets of Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V. (the “Companies”) as of December 31, 2004 and 2003, and the related combined statements of operations, changes in stockholders’ equity and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying combined financial statements have been remeasured in accordance with the standards set forth in Statement of Financial Accounting Standards No. 52 from Mexican peso (the currency of the country in which the Companies are incorporated and in which they operate) amounts (after elimination of monetary adjustments) into U.S. dollars (the functional currency of the Companies) for purpose of the application of the equity method of accounting in the financial statements of Libbey Inc. (49% investor).

In our opinion, for the purpose of the application of the equity method of accounting in the financial statements of Libbey Inc. (49% investor), the remeasured combined financial statements present fairly, in all material respects, the combined financial position of the Companies as of December 31, 2004 and 2003, and the combined results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu

/s/ C.P.C. Ernesto Cruz Velázquez de León
March 11, 2005

Report of Independent Registered Public Accounting Firm

To the stockholders of
Vitrocrisa Holding, S. de R.L. de C.V. and Subsidiaries and Crisa Libbey, S.A. de C.V.
Monterrey, N.L.

We have audited the combined balance sheet of Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V. (the “Companies”) as of December 31, 2002, and the related combined statements of operations, changes in stockholders’ equity and changes in financial position for the year ended December 31, 2002, all expressed in thousands of constant Mexican pesos as of December 31, 2002 (not presented separately herein). These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and that they are prepared in accordance with accounting principles generally accepted in Mexico. The Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V. as of December 31, 2002, and the combined results of their operations, changes in their stockholders’ equity and changes in their financial position for the year ended December 31, 2002, in conformity with accounting principles generally accepted in Mexico.

The financial statements (not presented separately herein) and the report of independent registered public accounting firm have been translated into English for the convenience of readers.

Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu

/s/ C.P.C. Jorge Alberto Villarreal G.

February 7, 2003

Libbey Inc. Consolidated Balance Sheets

	Footnote
December 31,	reference	2004	2003
Dollars in thousands, except share amounts
Assets
Current assets:
Cash		$6,244	$2,750
Accounts receivable	(note 3)	67,522	57,122
Inventories	(note 3)	126,625	125,696
Deferred taxes	(note 11)	7,462	7,402
Prepaid and other current assets	(note 3)	3,308	3,208

Total current assets		211,161	196,178
Other assets:
Repair parts inventories		6,965	7,058
Intangible pension asset	(note 12)	22,140	15,512
Software — net	(note 5)	3,301	2,354
Other assets	(note 3)	4,131	2,987
Investments	(note 6)	82,125	87,574
Purchased intangible assets — net	(note 7)	12,314	12,834
Goodwill — net	(note 7)	53,689	53,133

Total other assets		184,665	181,452
Property, plant and equipment — net	(note 8)	182,378	173,486

Total assets		$578,204	$551,116

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	(note 9)	$9,415	$611
Accounts payable		43,140	40,280
Salaries and wages		13,481	14,096
Accrued liabilities	(note 3)	25,515	33,555
Deposit liability	(note 10)	16,623	—
Capacity realignment reserve	(note 10)	3,025	—
Income taxes	(note 11)	5,839	185
Long-term debt due within one year	(note 9)	115	115

Total current liabilities		117,153	88,842
Long-term debt	(note 9)	215,842	230,207
Deferred taxes	(note 11)	12,486	15,469
Pension liability	(note 12)	32,668	17,092
Nonpension postretirement benefits	(note 13)	45,716	47,245
Other long-term liabilities	(note 3)	10,776	12,404

Total liabilities		434,641	411,259

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,685,210 shares issued (18,660,960 shares issued in 2003)		187	187
Capital in excess of par value		300,922	300,378
Treasury stock, at cost, 4,879,310 shares (5,046,597 in 2003)		(135,865)	(139,449)
Retained earnings		6,925	4,154
Accumulated other comprehensive loss	(note 17)	(28,606)	(25,413)

Total shareholders’ equity		143,563	139,857

Total liabilities and shareholders’ equity		$578,204	$551,116

See accompanying notes

Libbey Inc. Consolidated Statements of Income

	Footnote
December 31,	reference	2004	2003	2002
Dollars in thousands, except per-share amounts
Net sales	(note 2)	$544,767	$513,632	$433,761
Freight billed to customers		2,030	1,965	1,732

Total revenues		546,797	515,597	435,493
Cost of sales	(note 2)	446,335	407,391	327,565

Gross profit		100,462	108,206	107,928
Selling, general and administrative expenses		68,574	68,479	56,631
Capacity realignment charge	(note 10)	7,993	—	—

Income from operations		23,895	39,727	51,297
Equity (loss) earnings — pretax	(note 6)	(1,435)	4,429	6,379
Other income (expense):
Expenses related to abandoned acquisition	(note 4)	—	—	(13,634)
Royalties and net technical assistance income	(note 2)	2,861	3,022	2,404
Other		(492)	462	(1,510)

Total other income (expense)		2,369	3,484	(12,740)

Earnings before interest and income taxes		24,829	47,640	44,936
Interest expense		13,049	13,436	8,263

Income before income taxes		11,780	34,204	36,673
Provision for income taxes	(note 11)	3,528	5,131	8,618

Net income		$8,252	$29,073	$28,055

Net income per share
Basic	(note 14)	$0.60	$2.12	$1.84
Diluted	(note 14)	$0.60	$2.11	$1.82

See accompanying notes

Libbey Inc. Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common	Capital in	Treasury	Retained	Other
	Stock	Excess of	Stock	Earnings	Comprehensive
Dollars in thousands, except per-share amounts	Amount (1)	Par Value	Amount (1)	(Deficit)	Income (Loss)	Total

Balance January 1, 2002	$180	$288,418	$(75,369)	$(42,894)	$(4,970)	$165,365
Comprehensive income:
Net income				28,055		28,055
Effect of derivatives — net of tax					(493)	(493)
Net minimum pension liability — net of tax					(26,419)	(26,419)
Effect of exchange rate fluctuation					(1)	(1)

Total comprehensive income						1,142
Stock options exercised	3	3,298				3,301
Income tax benefit on stock options		1,821				1,821
Purchase of treasury shares			(26,837)			(26,837)
Dividends — $0.30 per share				(4,574)		(4,574)

Balance December 31, 2002	183	293,537	(102,206)	(19,413)	(31,883)	140,218
Comprehensive income:
Net income				29,073		29,073
Effect of derivatives — net of tax					1,871	1,871
Net minimum pension liability — net of tax					4,567	4,567
Effect of exchange rate fluctuation					32	32

Total comprehensive income						35,543
Stock options exercised	4	5,383				5,387
Income tax benefit on stock options		1,458				1,458
Purchase of treasury shares			(38,918)			(38,918)
Stock issued from treasury			1,675			1,675
Dividends — $0.40 per share				(5,506)		(5,506)

Balance December 31, 2003	187	300,378	(139,449)	4,154	(25,413)	139,857
Comprehensive income:
Net income				8,252		8,252
Effect of derivatives — net of tax					2,067	2,067
Net minimum pension liability (including equity investments) — net of tax					(5,514)	(5,514)
Effect of exchange rate fluctuation					254	254

Total comprehensive income						5,059
Stock options exercised		472				472
Income tax benefit on stock options		72				72
Stock issued from treasury			3,584			3,584
Dividends — $0.40 per share				(5,481)		(5,481)

Balance December 31, 2004	$187	$300,922	$(135,865)	$6,925	$(28,606)	$143,563

(1)	Share amounts are as follows:

	Common	Treasury
	Stock	Stock
	Shares	Shares	Total

Balance January 1, 2002	18,025,843	2,689,400	15,336,443
Stock options exercised	230,434		230,434
Purchase of treasury shares		935,600	(935,600)

Balance December 31, 2002	18,256,277	3,625,000	14,631,277
Stock options exercised	404,683		404,683
Purchase of treasury shares		1,500,000	(1,500,000)
Stock issued from treasury		(78,403)	78,403

Balance December 31, 2003	18,660,960	5,046,597	13,614,363
Stock options exercised	24,250		24,250
Stock issued from treasury		(167,287)	167,287

Balance December 31, 2004	18,685,210	4,879,310	13,805,900

See accompanying notes

Libbey Inc. Consolidated Statements of Cash Flow

	Footnote
December 31,	reference	2004	2003	2002
Dollars in thousands
Operating activities
Net income		$8,252	$29,073	$28,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		29,505	28,109	19,143
Equity loss (earnings) — net of tax	(note 6)	893	(4,420)	(9,774)
Change in accounts receivable		(10,280)	(5,632)	3,495
Change in inventories		87	(14,116)	(91)
Change in accounts payable		2,250	6,413	(6,095)
Capacity realignment charge	(note 10)	14,519	—	—
Capacity realignment cash payments	(note 10)	(290)	—	—
Deferred income taxes, less equity earnings portion		(2,710)	(1,537)	4,040
Other operating activities		524	(8,680)	16,228

Net cash provided by operating activities		42,750	29,210	55,001
Investing activities
Additions to property, plant and equipment		(40,482)	(25,718)	(17,535)
Proceeds from asset sales and other		16,623	1,410	3,523
Dividends received from equity investments		980	4,900	4,659
Acquisitions and related costs		—	(513)	(62,046)

Net cash used in investing activities		(22,879)	(19,921)	(71,399)
Financing activities
Net bank credit facility activity		(18,000)	(66,254)	43,001
Senior notes		—	100,000	—
Other net borrowings (repayments)		7,984	(2,275)	145
Stock options exercised		491	5,387	3,301
Treasury shares purchased		—	(38,918)	(26,837)
Dividends paid		(5,481)	(5,506)	(4,574)
Other financing activities		(1,370)	(663)	(815)

Net cash (used in) provided by financing activities		(16,376)	(8,229)	14,221
Effect of exchange rate fluctuations on cash		(1)	7	—

Increase (decrease) in cash		3,494	1,067	(2,177)
Cash at beginning of year		2,750	1,683	3,860

Cash at end of year		$6,244	$2,750	$1,683

Supplemental disclosure of cash flows information:
Cash paid during the year for interest		$13,361	$11,678	$8,115
Cash paid (net of refunds received) during the year for income taxes		$349	$8,996	$3,555

See accompanying notes

LIBBEY INC.

Notes to Consolidated Financial Statements
(Dollars in thousands, except share data and per-share amounts)

1. Description of the Business

We are the leading supplier of tableware products in the U.S. and Canada, in addition to supplying to other key export markets. We operate in one business segment, tableware products. Established in 1818, we are the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items to a broad group of customers in the foodservice, retail and industrial markets. We also import and distribute various products and have a 49% interest in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), the largest glass tableware manufacturer in Latin America, based in Monterrey, Mexico.

We own and operate two glass tableware manufacturing plants in the United States, a glass tableware manufacturing plant in the Netherlands, a ceramic dinnerware plant in New York, and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The assortment of manufacturing, procurement and our investment in a joint venture allows us to compete in the tableware market by offering an extensive product line at competitive prices. For more information on Libbey, refer to Item 1 of this Form 10-K.

2. Significant Accounting Policies

Basis of Presentation The Consolidated Financial Statements include Libbey Inc. and all wholly owned subsidiaries (Libbey or the Company). Our fiscal year end is December 31st. We record our 49% interest in Vitrocrisa using the equity method. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.

Consolidated Statements of Income Net sales in our Consolidated Statements of Income include revenue earned when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs, royalty expense and other costs.

Accounts Receivable We record trade receivables when revenue is recorded in accordance with our revenue recognition policy and relieve accounts receivable when payments are received from customers.

Allowance for Doubtful Accounts The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment of the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for 52.2% and 58.1% of our inventories in 2004 and 2003, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. The excess of FIFO, or average cost over LIFO, was $14,940 and $11,435 for 2004 and 2003, respectively.

Purchased Intangible Assets and Goodwill Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and SFAS No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 142 requires goodwill and purchased indefinite life intangible assets to no longer be amortized but reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. During the fourth quarter of 2004, we updated our separate impairment evaluations for both goodwill and indefinite life intangible assets. Our review indicated that there was no impairment. For further disclosure on goodwill and intangibles, see note 7.

Software We account for software in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software represents the costs of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or internal labor costs. These costs generally are amortized over a five-year period.

Property, Plant and Equipment Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Maintenance and repairs are expensed as incurred.

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Due to the closure of our facility in City of Industry, California, we wrote down the values of certain assets to fair value based upon appraisals performed by an independent third party. These write-downs occurred in 2004 and are further disclosed in note 10.

Self-Insurance Reserves Self-Insurance reserves reflect the estimated liability for group health and workers’ compensation claims not covered by third-party insurance. Workers’ compensation accruals are recorded at the estimated ultimate payout amounts received from our third party administrator based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses developed from past experience. Group health accruals are based on estimates of incurred-but-not-reported estimates received from our third party administrator of the plan.

Pension We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The U.S. pension plans, including the SERP, which is an unfunded liability, cover our hourly and salaried U.S.-based employees. The non-U.S. pension plan covers the employees of our wholly owned subsidiaries, Royal Leerdam and Leerdam Crystal, both located in the Netherlands. For further disclosures, see note 12.

Nonpension Postretirement Benefits We also provide certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried and hourly employees that are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of our retirees who had retired as of June 24, 1993. Therefore, the obligation related to these retirees is not included in our liability. The U.S. nonpension postretirement plans cover our hourly and salaried U.S.-based employees. The non-U.S. nonpension postretirement plans cover our former retirees and active employees who are located in Canada.

Income Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Derivatives We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Derivatives are more fully disclosed in note 16.

Foreign Currency Translation Our wholly owned foreign subsidiary’s financial statements are translated at current exchange rates and any related translation adjustments are recorded directly in shareholders’ equity with the euro being the functional currency. See note 6 for Vitrocrisa’s remeasurement process.

Revenue Recognition Revenue is recognized when products are shipped and title and risk of loss have passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. We estimate returns, discounts and incentives at the time of sale based on the terms of the agreements, historical experience and forecasted sales. We continually evaluate the adequacy of these methods used to estimate returns, discounts and incentives.

Royalties and Net Technical Assistance Royalties and net technical assistance income are accrued based on the terms of the respective agreements, which typically specify that a percentage of the licensee’s sales be paid to us monthly, quarterly or semi-annually in exchange for our assistance with manufacturing and engineering and support in functions such as marketing, sales and administration. Beginning in 2004, royalties and net technical assistance are included below income from operations on the Consolidated Statements of Income for all periods presented. Historically, royalties and net technical assistance were reported as part of total revenues.

Stock Options We account for our two stock option plans using the intrinsic value method of accounting in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. Under the intrinsic value method, because the exercise price of our stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation.

Year ended December 31,	2004	2003	2002

Net Income:
Reported net income	$8,252	$29,073	$28,055
Less: Stock-based employee compensation expense determined under fair value-based method of all awards, net of related tax effects	(1,253)	(1,373)	(1,511)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	96	—	—

Pro forma net income	$7,095	$27,700	$26,544

Basic earnings per share:
Reported basic earnings per share	$0.60	$2.12	$1.84
Pro forma basic earnings per share	$0.52	$2.02	$1.74

Diluted earnings per share:
Reported diluted earnings per share	$0.60	$2.11	$1.82
Pro forma diluted earnings per share	$0.52	$2.01	$1.72

We also have an Employee Stock Purchase Plan (ESPP) where eligible employees may purchase a limited number of shares of Libbey’s common stock at a discount. In accordance with APB 25, this plan is considered non-compensatory, and therefore no expense related to this plan is included in our Consolidated Statements of Income. For further information on stock options and the ESPP, see note 15.

Research and Development Research and development costs are charged to the Consolidated Statements of Income when incurred. Expenses for 2004, 2003 and 2002, respectively, were $2,247, $2,051, and $2,124.

Advertising Costs We expense all advertising costs as incurred, and the amounts were immaterial for all periods presented.

Computation of Income Per Share of Common Stock Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and dilutive potential common share equivalents during the period. Dilutive potential common share equivalents primarily consist of employee stock options.

Treasury Stock Treasury stock purchases are recorded at cost. During 2004, we did not purchase any treasury stock. During 2003 and 2002, we purchased 1,500,000, and 935,600 shares of stock at an average cost of $25.95 and $28.68, respectively. During 2004 and 2003, we issued 167,287 and 78,403 shares from treasury stock at an average cost of $21.42 and $21.36, respectively.

Guarantees We account for guarantees in accordance with Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Guarantees meeting the characteristics described in the Interpretation are required to be initially recorded at fair value. The Interpretation also requires us to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. For further information and disclosure on our guarantees, see note 19.

Variable Interest Entities FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) was issued in January 2003. In December 2003, the FASB issued Interpretation No. 46R (FIN 46R) which serves to clarify guidance on FIN 46. The objective of FIN 46R is to provide guidance on the identification of a variable interest and a variable interest entity (VIE) to determine when the assets, liabilities, and results of operations of a VIE should be consolidated in a company’s financial statements. A company that holds a variable interest in an entity is required to consolidate the entity if the company absorbs a majority of the VIE’s expected losses and/or receives a majority of the VIE’s expected residual returns. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. As a result of FIN 46R, we identified our joint venture in Vitrocrisa and related arrangements as a VIE; however, we determined that we are not the primary beneficiary. Accordingly, we are not required to consolidate the financial statements of Vitrocrisa into our financial statements. For further disclosure see note 6.

Reclassifications Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year-ended December 31, 2004.

New Accounting Standards

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). We have elected to defer accounting for the effects of the Act pending clarification of the Act on our nonpension postretirement plans. In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 supersedes FAS No. 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. Our 2004 net postretirement benefit costs do not reflect the effects of the Act because it is currently not expected to be a significant event for the plan. As regulations are clarified and marketplace factors emerge, the postretirement benefit cost could result in a change in the future.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 revised). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard eliminates the ability to account for share-based compensation transactions using APB 25 and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for interim and annual periods beginning after June 15, 2005. We are currently evaluating SFAS No. 123 revised and intend to implement it in the third quarter of 2005 and do not presently have an estimate of its effect on our financial statements.

The FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the effects of adoption to be significant.

3. Balance Sheet Details

The following tables provide detail of selected balance sheet items:

December 31,	2004	2003

Accounts receivable:
Trade receivables	$64,744	$53,333
Other receivables	2,778	3,789

Total accounts receivable, less allowances of $7,661 and $7,160	$67,522	$57,122

Inventories:
Finished goods	$115,691	$116,408
Work in process	6,017	4,590
Raw materials	4,109	3,859
Operating supplies	808	839

Total inventories, less allowances and LIFO reserve of $17,779 and $12,508	$126,625	$125,696

Prepaid and other current assets:
Prepaid expenses	$3,147	$2,870
Hedge assets	161	338

Total prepaid and other current assets	$3,308	$3,208

Other assets:
Deposits	$1,661	$1,953
Finance fees – net of amortization	2,002	1,023
Other	468	11

Total other assets	$4,131	$2,987

Accrued liabilities:
Accrued incentives	$12,881	$12,483
Hedge liabilities	1,375	5,107
Workers compensation & medical liabilities	4,318	4,851
Interest	1,538	1,627
Commissions payable	756	758
Accrued taxes	83	503
Other	4,564	8,226

Total accrued liabilities	$25,515	$33,555

Other long-term liabilities:
Supplemental employee retirement plan (SERP)	$3,797	$4,958
Deferred liability	689	2,747
Guarantee of Vitrocrisa debt	421	—
Other	5,869	4,699

Total other long-term liabilities	$10,776	$12,404

4. Acquisitions

In 2002, we acquired Royal Leerdam and Traex for a total cost of $62.6 million. Both acquisitions were accounted for under the purchase method accounting, and accordingly, the assets and liabilities of the acquired businesses were recorded at their estimated fair values at the dates of the acquisition.

In 2005, we acquired Crisal (a subsequent event). These acquisitions are discussed below:

Traex

On December 2, 2002, we acquired substantially all the assets of the Traex business (Traex) from Menasha Corporation for $16.8 million in cash. Traex manufactures and markets a widerange of plastic products, including ware-washing and storage racks, trays, dispensers and organizers for the foodservice industry. Traex is located in Dane, Wisconsin. The operating results of Traex have been included in the Consolidated Financial Statements since the date of acquisition.

Royal Leerdam

On December 31, 2002, we acquired the stock of Royal Leerdam from BSN Glasspack N.V. (BSN) for $44.1 million in cash. Royal Leerdam manufactures and markets high-quality glass stemware. Royal Leerdam is located in Leerdam, the Netherlands. As part of the stock acquisition of Royal Leerdam, we purchased the stock of Leerdam Crystal (a wholly owned subsidiary of Royal Leerdam) for the price of one euro. Leerdam Crystal manufactures and markets various hand-made crystal items. Royal Leerdam owns 100% of the stock of Leerdam Crystal. Since the acquisition was completed on December 31, 2002, there were no operating results included in the Consolidated Statements of Income for 2002. Results were included for 2004 and 2003 for both Royal Leerdam and Leerdam Crystal.

Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of acquisitions:

Current assets (including cash of $382)	$22,844
Property, plant and equipment	42,242
Intangible assets – amortizable	1,124
Intangible assets (indefinite life)	4,168
Goodwill	8,641
Other assets	1,975

Total assets acquired	80,994

Less liabilities assumed:
Current liabilities	10,316
Long-term liabilities	7,737

Total liabilities assumed	18,053

Less acquisition-related costs	2,064

Net cash paid to seller	60,877

Add acquisition-related costs	2,064

Less cash received	382

Total acquisition costs	$62,559

The pro forma unaudited results of operations for Royal Leerdam and Traex for the year ended December 31, 2002, assuming the acquisitions had been consummated as of January 1, 2002, are as follows:

Total revenues	$505,216
Net Income	30,227
Net income per share:

Basic	$1.98
Diluted	$1.96

The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated as of January 1, 2002, or of future operating results.

Crisal-Cristalaria Automática, S.A (subsequent event)

On January 10, 2005, we purchased 95 percent of the shares of Crisal-Cristalaria Automática S.A.(Crisal) located in Marinha Grande, Portugal, from Vista Alegre Atlantis SGPS, SA. The cash transaction was valued at approximately € 28 million. Pursuant to the agreement, we will acquire the remaining shares of Crisal for approximately € 2 million approximately three years after the closing date, provided that Crisal meets a specified target relating to earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement provides that, if Crisal does not meet the specified target, we will acquire the remaining shares of Crisal for one euro. In addition, the agreement provides that, if Crisal meets other specified EBITDA and net sales targets, we will pay the seller an earn-out payment in the amount of € 5.5 million no earlier than three years after the closing date. The closing date was January 10, 2005.

Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories, and the majority of its sales are in Portugal and Spain. This acquisition of another European glassware manufacturer is complementary to our 2002 acquisition of Royal Leerdam, a maker of fine European glass stemware. Royal Leerdam’s primary markets are located in countries in the North of Europe. This acquisition is consistent with our external growth strategy to be a supplier of high-quality, machine-made glass tableware products to key markets worldwide.

Abandoned Anchor Hocking Transaction

In June of 2001, we entered into an agreement to acquire the Anchor Hocking operations of Newell Rubbermaid Inc. On June 10, 2002, we abandoned our proposed acquisition of the Anchor Hocking business in light of the challenge to the acquisition by the United States Federal Trade Commission (FTC). As a result in 2002, we expensed costs of $13,634 directly related to the abandoned acquisition. These costs, consisting primarily of professional and financing fees, represent all of the costs incurred in connection with the acquisition. Due to the unusual nature of this event, these costs have been classified in Other income (expense) in the 2002 Consolidated Statement of Income.

5. Software

Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or internal labor costs. These costs are generally amortized over a five-year period. Software is reported net of accumulated amortization.

December 31,	2004	2003

Software	$16,986	$15,109
Accumulated amortization	13,685	12,755

Software — net	$3,301	$2,354

Amortization expense was $921, $1,058 and $1,168 for years 2004, 2003 and 2002, respectively.

6. Investments in Unconsolidated Affiliates

We are a 49% equity owner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), which manufactures, markets and sells glass tableware (beverageware, plates, bowls, serveware and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers). We record our 49% interest in Vitrocrisa Holding, S. de R.L. de C.V. and related companies using the equity method.

Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V. use the U.S. dollar as the functional currency. As a result, the accompanying financial statements have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting remeasurement gain (loss) is recorded in results of operations.

Condensed balance sheet information for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) is as follows:

December 31,	2004	2003

Current assets	$88,195	$82,060
Non-current assets	100,274	101,722

Total assets	188,469	183,782

December 31,	2004	2003

Current liabilities	69,426	117,941
Other liabilities	93,962	37,093

Total liabilities	163,388	155,034

Net assets	$25,081	$28,748

Condensed statements of operations for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) is as follows:

Year ended December 31,	2004	2003	2002

Total revenues	$189,761	$183,650	$196,459
Cost of sales	162,046	150,939	158,801

Gross profit	27,715	32,711	37,658
Selling, general and administrative expenses	22,250	20,626	21,108

Income from operations	5,465	12,085	16,550
Remeasurement (loss) gain	(1,341)	2,652	3,030
Other expense	(463)	(662)	(435)

Earnings before interest and taxes	3,661	14,075	19,145
Interest expense	6,589	5,036	6,127

(Loss) income before income taxes	(2,928)	9,039	13,018
Income taxes	(1,106)	18	(6,928)

Net (loss) income	$(1,822)	$9,021	$19,946

We record 49% of Vitrocrisa’s (loss) income before income taxes in the line “equity (loss) earnings-pretax” in our Consolidated Statements of Income. We record 49% of Vitrocrisa’s income taxes in the line “provision for income taxes” in our Consolidated Statements of Income. These items are shown below:

Year ended December 31,	2004	2003	2002

Equity (loss) earnings – pretax	$(1,435)	$4,429	$6,379
Provision (credit) for income taxes	(542)	9	(3,395)

Net equity earnings	$(893)	$4,420	$9,774

On our Consolidated Statements of Cash Flow, we record the net equity earnings amount as part of operating activities.

We test for impairment of our investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.” For all periods presented, no impairment exists.

Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R), requires a company that holds a variable interest in an entity to consolidate the entity if the company’s interest in the variable interest entity (VIE) is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, and therefore is the primary beneficiary. We have determined that Vitrocrisa is a VIE. Our 49% equity ownership in Vitrocrisa began in 1997. Our analysis was based upon our agreements with the joint venture, specifically, our 49% participation in equity earnings (loss), dividends, certain contractual technical assistance arrangements, and a distribution agreement giving us exclusive distribution rights to sell Vitrocrisa’s glass tableware products in the U.S. and Canada, and giving Vitrocrisa the exclusive distribution rights for our glass tableware products in Latin America. In addition, we guarantee a portion of Vitrocrisa’s bank debt. We have evaluated this investment and related arrangements. We have determined that we are not the primary beneficiary and should not consolidate Vitrocrisa into our Consolidated Financial Statements.

Our maximum exposure to loss in regards to Vitrocrisa and related arrangements is $23 million for a guarantee for Vitrocrisa’s bank debt, the investment in Vitrocrisa valued at $82.1 million at December 31, 2004, $5 million for our guarantee of Vitrocrisa’s obligation to purchase electricity and any losses incurred by the joint venture, of which we incur 49% as an equity loss. We are also exposed to losses in regard to the distribution agreement. These losses are difficult to quantify as some products could be sourced from other third party vendors and/or produced by us.

7. Purchased Intangible Assets and Goodwill

Purchased Intangibles

Purchased intangible assets are composed of the following:

December 31,	2004	2003

Indefinite life intangible assets	$10,617	$10,318
Definite life intangible assets, net of accumulated amortization of $5,629 and $4,809	1,697	2,516

Total	$12,314	$12,834

Amortization expense for definite life intangible assets was $820, $1,594 and $713 for years 2004, 2003 and 2002, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with SFAS No. 142. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use the discounted cash flow method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. This was done as of October 1, 2004, and there was no impairment indicated.

The definite life intangible assets primarily consist of technical assistance agreements, noncompete agreements and patents. The definite life assets are generally amortized over a period ranging from one to thirteen years. The weighted average remaining life on the definite life intangible assets is 2.1 years at December 31, 2004.

Future estimated amortization expense of definite life intangible assets is as follows:

2005	2006	2007	2008	2009

$810	$761	$51	$9	$9

Goodwill

Changes in goodwill balances, net of accumulated amortization, are as follows:

	2004				2003

			Foreign				Foreign
	Balance		currency	Balance	Balance		currency	Balance
	January 1	Acquired	impact	December 31	January 1	Acquired	Impact	December 31

Goodwill	$53,133	—	556	$53,689	$59,795	(7,807)	1,145	$53,133

The purchase price allocations for the Traex and Royal Leerdam acquisitions were finalized during the fourth quarter of 2003. The primary changes in the finalization of the purchase price allocation were related to Royal Leerdam. Property, plant and equipment increased by $3.6 million, intangible assets (indefinite life) increased by $3.6 million and intangible assets (definite life) increased by $0.7 million. The aforementioned increases were the result of independent appraisals that were finalized during the fourth quarter of 2003. Due to the increases in assets, goodwill at Royal Leerdam decreased by $7.9. Goodwill at Traex increased by $0.1 million.

Goodwill impairment tests are completed for each reporting unit at October 1st of each year, or more frequently in certain circumstances where impairment indicators arise, in accordance with SFAS No. 142. No impairment was indicated since the inception of SFAS No. 142 in January 2002.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2004	2003

Land	$17,781	$17,199
Buildings	45,277	51,485
Machinery and equipment	234,670	239,104
Furniture and fixtures	12,328	13,952
Construction in progress	11,395	6,001

	321,451	327,741
Less accumulated depreciation	139,073	154,255

Net property, plant and equipment	$182,378	$173,486

Depreciation expense was $27,764, $25,457 and $17,262 for years 2004, 2003 and 2002, respectively.

9. Note Payable and Long-Term Debt

Long-term debt consists of the following:

December 31,	Interest Rate	Maturity Date	2004	2003

Borrowings under credit facility	floating	June 24, 2009	$113,690	$127,926
Senior note	3.69%	March 31, 2008	25,000	25,000
Senior notes	5.08%	March 31, 2013	55,000	55,000

Senior notes	floating	March 31, 2010	20,000	20,000
Promissory Note	6.00%	January 2005 to September 2016	2,267	2,396
Notes payable	floating	January 2005	9,415	611

Total debt			225,372	230,933
Less — current portion of debt			9,530	726

Total long-term portion of debt			$215,842	$230,207

Annual maturities for all of our long-term debt for the next five years are as follows:

2005	2006	2007	2008	2009

$115	$115	$115	$25,115	$113,805

We were in compliance with all debt agreement covenants as of December 31, 2004 and December 31, 2003.

Revolving Credit Facility

In June 2004, we entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with Libbey Glass Inc. and Libbey Europe B.V. as borrowers. We entered into an amendment to the Agreement in December 2004. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at our option at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.40% and

1.35%, respectively, at December 31, 2004. The weighted average interest rate on these borrowings at December 31, 2004, was 4.0% per year.

Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent, as defined in the Revolving Credit Agreement, of $125 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans, as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 1.85% and 1.35%, respectively, at December 31, 2004.

We may also elect to borrow under a Negotiated Rate Loan alternative of the Facility at negotiated rates of interest up to a maximum of $125 million. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At December 31, 2004, we had $5.3 million in letters of credit outstanding under the Facility.

We pay a Facility Fee, as defined by the Agreement, on the total credit provided under the Facility. The Facility Fee varies depending on our performance against certain financial ratios. The Facility Fee was 0.40% at December 31, 2004.

No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

Senior Notes

On March 31, 2003, we issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65% per year, with an initial average maturity of 8.4 years and a remaining average maturity of 6.7 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at December 31, 2004, on the $20 million debt was 3.03% per year.

Promissory Note

In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2004 and 2003, we had $2,267 and $2,396 outstanding on the promissory note, respectively.

Notes Payable

We have two working capital lines of credit, one for a maximum of $10 million and the second for a maximum of €10 million. The $9,415 outstanding at December 31, 2004, was the U.S. dollar equivalent under the euro-based working capital line and the interest rate was 3.2%. The balance outstanding of $611 at December 31, 2003 was also under the euro-based working capital line and the interest rate was 3.2%.

Interest Rate Protection Agreements

We have Interest Rate Protection Agreements (Rate Agreements) with respect to $50 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2004, excluding applicable fees, is 6.0% per year and the total interest rate, including applicable fees, is 7.8% per year. The average maturity of these Rate Agreements is 1.0 year at December 31, 2004. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 4.1% per year at December 31, 2004. If the counterparts to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparts.

The fair market value for the Rate Agreements at December 31, 2004, was $(1,578). The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.

10. Capacity Realignment Charge

In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and began realignment of production among our other domestic glass manufacturing facilities.

During 2004, we recorded a pretax charge of $14,519 related to the closure of the City of Industry facility and realignment of our production capacity. Of the $14,519 charged during 2004, $6,526 is included in cost of sales in the Consolidated Statements of Income. These cost of sales charges included pension and retiree welfare expenses and the write-down of inventories. The pension and retiree welfare charge is explained further in notes 12 and 13. As a result of the capacity realignment, we will reduce our total glass tableware manufacturing capacity. Therefore, we will exit certain low-margin business. Inventories of these items were written down in the third quarter of 2004.

The remaining $7,993 was recorded in the line item “capacity realignment charge.” These charges were primarily for employee termination costs and the writedown of fixed assets. Employee termination costs primarily include severance, medical benefits and outplacement services for the estimated 140 hourly and salary employees that will be terminated.

The write-down of fixed assets of $4,678 is to write-down certain machinery and equipment to the estimated fair market value based upon appraisals performed by an independent third party.

In December 2004, we sold approximately 27 acres of property in City of Industry, California, for net proceeds of $16,623. Pursuant to the purchase agreement, the buyer has leased the property back to us in order to enable us to cease operations, to relocate certain equipment to our other glassware manufacturing facilities, to demolish the buildings on the property and perform related site work, as required by the contract. We anticipate that all demolition and required remediation will be completed on or before December 31, 2005.

The annual base rent payable under the lease is $1 (one dollar) until December 31, 2005. As stated above, we anticipate that the demolition, site work and remediation will be completed, and the lease terminated on or before December 31, 2005. If, however, that work is not completed, and the lease terminates, by December 31, 2005, then the lease will be extended on a month-to-month basis at rent equal to $170 thousand per month.

Because the risks and rewards of ownership have not unconditionally transferred to the buyer at December 31, 2004, and the property site development activities are not completed, we continue to carry the land and building on our Consolidated Balance Sheets. The cash received in December 2004 was recorded as a deposit liability at December 31, 2004. The demolition of the buildings and related site work was estimated by an independent third party to be $4 to $6 million. We will capitalize these costs in 2005 because we ultimately expect to recover these development costs and the net book value of the land and building of $8,435 at December 31, 2004. Assuming our estimated site preparation costs are reasonably accurate, we expect to recognize a gain equal to the excess of the deposit received over the net book value of the land and building, including the capitalized site development costs.

The following table summarizes the capacity realignment charge incurred during 2004, and the total estimated charge, the balance of which we expect to recognize in 2005.

	Twelve months
	ended
	December 31,	Total estimated
	2004	charge (gain)

Pension & postretirement welfare	$4,621	$4,621
Inventory write-down	1,905	1,905

Included in cost of sales	6,526	6,526

Equipment write-down	4,678	4,678
Net gain on land sale	—	(2,600)
Employee termination cost	3,315	8,100

Included in capacity realignment charge	7,993	10,178

Total pretax capacity realignment charge	$14,519	$16,704

Following is the capacity realignment reserve activity for the year ended December 31, 2004:

	Reserve	Total	Cash			Reserve balance
	balances at	charge to	receipts/	Inventory	Non-cash	at December 31,
	January 1, 2004	earnings	(payments)	disposition	utilization	2004

Pension & postretirement welfare	$—	$4,621	$—	$—	$(4,621)	$—
Inventory write-down	—	1,905	—	(388)	—	1,517
Land proceeds received	—	—	16,623	—	—	16,623
Fixed asset write-down	—	4,678	—	—	(4,678)	—
Employee termination costs	—	3,315	(290)	—	—	3,025

Total	$—	$14,519	$16,333	$(388)	$(9,299)	$21,165

The inventory reserve of $1,517 is included in the inventories’ line item, $16,623 as a included in deposit liability and $3,025 is included in the line item capacity realignment reserve on the Consolidated Balance Sheets.

11. Income Taxes

The provision for income taxes was calculated based on the following components of earnings before income taxes:

Year ended December 31,	2004	2003	2002

United States	$10,180	$27,049	$31,202
Non-U.S.	1,600	7,155	5,471

Total earnings before tax	$11,780	$34,204	$36,673

     The provision (credit) for income taxes consists of the following:

Year ended December 31,	2004	2003	2002

Current:
U.S. federal	$5,798	$5,419	$7,146
Non-U.S.	1,156	1,105	740
U.S. state and local	648	540	645

Total current tax provision	7,602	7,064	8,531

Deferred:
U.S. federal	(2,483)	(2,438)	3,439
Non-U.S.	(1,256)	336	(3,854)
U.S. state and local	(335)	169	502

Total deferred tax provision	(4,074)	(1,933)	87

Total:
U.S. federal	3,315	2,981	10,585
Non-U.S.	(100)	1,441	(3,114)
U.S. state and local	313	709	1,147

Total tax provision	$3,528	$5,131	$8,618

Our deferred income tax provision includes a benefit of $1,490 for the effect of reduced statutory non-U.S. tax rates.

Significant components of our deferred tax liabilities and assets are as follows:

December 31,	2004	2003

Deferred tax liabilities:
Property, plant and equipment	$31,874	$32,660
Inventories	5,804	5,860
Intangibles and other assets	7,959	8,395

Total deferred tax liabilities	45,637	46,915

Deferred tax assets:
Nonpension postretirement benefits	15,956	17,377
Other accrued liabilities	11,078	12,177
Pension	5,000	2,402
Receivables	2,670	2,628
Net operating loss carry forwards	3,019	—
Tax credits	3,845	4,459

Total deferred tax assets	41,568	39,043

Net deferred tax liability before valuation Allowance	4,069	7,872

Valuation allowance	955	195

Net deferred tax liability	$5,024	$8,067

The 2004 valuation allowance of $955 is for U.S. federal tax credits of $289, U.S. state tax credits of $195 and non-U.S. net operating losses of $471.

The 2003 valuation allowance of $195 is related to U.S. state tax credits.

The net deferred tax liability is included in the Consolidated Balance Sheet as follows:

December 31,	2004	2003

Current deferred tax asset	$7,462	$7,402
Noncurrent deferred tax liability	12,486	15,469

Net deferred tax liability	$5,024	$8,067

The 2004 deferred asset for net operating loss carryforwards of $3,019 relates to losses incurred in the Netherlands of $8,650. There is no expiration to these net operating loss carryforwards.

The 2004 deferred tax credits of $3,845 consists of U.S. federal tax credits of $1,155 and U.S. state tax credits of $2,690. The 2003 deferred tax credits of $4,459 consists of U.S. federal tax credits of $1,717 and U.S. state tax credits of $2,742 The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested. The U.S. state tax credits are primarily related to investment tax credits and will expire between 2007 and 2019.

A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

Year ended December 31,	2004	2003	2002

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. tax differential	(4.5)	(19.0)	(10.5)
U.S. state and local income taxes, net of related U.S. federal taxes	1.7	1.3	2.0
U.S. federal credits	(3.3)	(2.0)	(1.5)
Other	1.1	(0.3)	(1.5)

Consolidated effective tax rate	30.0%	15.0%	23.5%

U.S. income taxes and non-U.S. withholding taxes were not provided for on a cumulative total of $12,866 of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in the non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

Income tax related to employee stock option transactions of $72, $1,458 and $1,821 for the years ended December 31, 2004, 2003 and 2002, respectively, was allocated to shareholders’ equity. In addition, income tax related to other comprehensive income pension changes of $(879), $2,751 and $(15,919) for the years ended December 31, 2004, 2003 and 2002, respectively, and income tax related to derivatives of $1,246, $1,128 and $(297) for the years ended December 31, 2004, 2003 and 2002, respectively, were allocated to shareholders’ equity.

Significant components of our current income tax liability are as follows:

December 31,	2004	2003

U.S. federal	$5,836	$2,162
Non-U.S.	245	(2,093)
U.S. state and local	(242)	116

Total current income tax liability	$5,839	$185

American Jobs Creation Act of 2004

In October 2004, The American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. This temporary incentive is available to the Company in 2005.

The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. The U.S. Treasury Department is in the process of providing clarifying guidance on key elements of the repatriation provision, and Congress may reintroduce legislation that provides for certain technical corrections to the Act. We have not completed our evaluation of the repatriation provision due to the uncertainty associated with the interpretation of the provision, as well as numerous tax, legal, treasury and business considerations. We expect to complete our evaluation of the potential dividends it may pursue, if any, and the related tax ramifications after additional guidance is issued.

12. Pension

We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam and Leerdam Crystal, both located in the Netherlands.

Effect on Operations

The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans			Non-U.S. Plans		Total

Year ended December 31,	2004	2003	2002	2004	2003	2004	2003	2002

Service cost (benefits earned during the period)	$5,755	$5,439	$4,819	$615	$584	$6,370	$6,023	$4,819
Interest cost on projected benefit obligation	13,932	14,361	14,373	1,568	1,274	15,500	15,635	14,373
Expected return on plan assets	(18,309)	(20,032)	(23,158)	(1,864)	(1,500)	(20,173)	(21,532)	(23,158)
Amortization of unrecognized:
Prior service cost	1,416	1,487	1,527	(366)	(165)	1,050	1,322	1,527
Recognized gain (loss)	794	117	(1,245)	—	—	794	117	(1,245)
Curtailment charge	3,963	—	—	—	—	3,963	—	—

Pension expense (credit)	$7,551	$1,372	$(3,684)	$(47)	$193	$7,504	$1,565	$(3,684)

During 2004, we incurred $3,963 for a pension curtailment charge as a result of the planned capacity realignment whereby our manufacturing facility in City of Industry, California, ceased operations in mid-February 2005. As a result of the plant closure, approximately 140 employees were terminated. In addition, due to the announcement of the closure of the City of Industry plant, the U.S. pension and postretirement plans were revalued as of August 16, 2004. This revaluation resulted in additional net periodic benefit cost of $810 in 2004. This amount is included in the above table. The normal measurement date for the U.S. and non-U.S. plans is December 31st. The capacity realignment is explained in further detail in note 10.

Actuarial Assumptions

Following are the assumptions used to determine the financial statement impact for our pension plan benefits for 2004, 2003 and 2002:

	U.S. Plans			Non-U.S. Plans

Year ended December 31,	2004	2003	2002	2004	2003

Discount rate	5.75%	6.25%	6.75%	4.70%	5.60%
Expected long-term rate of return on assets	8.75%	9.00%	9.00%	6.50%	6.50%
Salary growth rate	4.00%	4.00%	4.00%	2.00-2.50%	2.00-2.50%

We account for our defined benefit pension plans on an expense basis that reflects actuarial funding methods. Two critical assumptions, discount rate and expected long-term rate of return on plan assets, are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions on our annual measurement date of December 31st. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year often will differ from actuarial assumptions because of demographic, economic and other factors.

The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. We use the yield on high-quality fixed income investments at our December 31st measurement date. The discount rate at December 31st is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. A lower discount rate increases the present value of benefit obligations and increases pension expense. To reflect market interest rate conditions, we reduced our discount rate 0.50% for our U.S. Plans and 0.90% for our non-U.S. plans at December 31, 2004.

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We reduced our expected long-term rate of return 0.25% for our U.S. Plans at December 31, 2004. We made no change to the expected long-term rate of return for our non-U.S. Plans at December 31, 2004. The expected long-term rate of return on plan assets at December 31st is used to measure the earnings effects for the subsequent year. The assumed long-term rate of return on assets is applied to a calculated value of plan assets that recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension expense (income). The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income).

Sensitivity to changes in key assumptions is as follows:

•	A change of .50% in the expected long-term rate of return on plan assets would change total pension expense by approximately $1.2 million based on year-end data.

•	A change of .50% in the discount rate would change our total pension expense by approximately $1.9 million.

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total

December 31,	2004	2003	2004	2003	2004	2003

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$227,368	$210,383	$26,601	$—	$253,969	$210,383
Assumed liability	—	—	—	22,086	—	22,086
Service cost	5,755	5,439	615	1,320	6,370	6,759
Interest cost	13,932	14,361	1,569	1,274	15,501	15,635
Plan amendments	11,233	—	—	(2,303)	11,233	(2,303)
Exchange rate fluctuations	—	—	3,005	4,381	3,005	4,381
Actuarial loss	6,991	14,711	10,051	—	17,042	14,711
Curtailment	969	—	—	—	969	—
Benefits paid	(15,246)	(17,526)	(619)	(157)	(15,865)	(17,683)

Projected benefit obligation, end of year	$251,002	$227,368	$41,222	$26,601	$292,224	$253,969

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$197,397	$172,757	$28,327	$—	$225,724	$172,757
Acquired asset	—	—	—	20,541	—	20,541
Actual return on plan assets	23,856	41,552	1,219	2,200	25,075	43,752
Exchange rate fluctuations	—	—	2,389	4,443	2,389	4,443
SERP payments	499	615	—	—	499	615
Employer contributions	80	—	1,456	1,300	1,536	1,300
Benefits paid	(15,246)	(17,527)	(619)	(157)	(15,865)	(17,684)

Fair value of plan assets, end of year	$206,586	$197,397	$32,772	$28,327	$239,358	$225,724

Funded ratio	82.3%	86.8%	79.5%	106.5%	81.9%	88.9%

Reconciliation of prepaid (accrued) cost:
Funded Status of the plans	$(44,415)	$(29,971)	$(8,450)	$1,726	$(52,865)	$(28,245)
Unrecognized net loss	45,540	44,890	11,491	—	57,031	44,890
Unrecognized prior year service cost	21,594	14,762	(2,172)	(2,379)	19,422	12,383
Adjustment to recognize additional minimum liability	(60,053)	(51,078)	—	—	(60,053)	(51,078)

Net prepaid (accrued) pension benefit cost	$(37,334)	$(21,397)	$869	$(653)	$(36,465)	$(22,050)

The pension plans are reflected in the Consolidated Balance Sheets as follows:

December 31,	2004	2003

Pension liabilities	$(32,668)	$(17,092)
Other long-term liabilities (SERP liability, note 3)	(3,797)	(4,958)

Accrued pension benefit cost	$(36,465)	$(22,050)

The plan amendments in 2004 for the U.S. pension plans result from an increase in pension benefits negotiated as part of the collective bargaining agreements at our plants in Toledo, Ohio, and Shreveport, Louisiana. Plan amendments in 2003 for the non-U.S. pension plans resulted from a change in benefit structure that allows for pension benefits based upon the employee’s career average salary.

In addition to the net prepaid (accrued) pension benefit cost, we have an intangible pension asset that represents the plans’ unrecognized prior year service costs:

December 31,	2004	2003

Intangible pension asset	$22,140	$15,512

We recorded a change in the additional minimum pension liability of $8,975 and $(8,974) for 2004 and 2003, respectively, representing the amount required to bring our recorded pension liability to equal the excess of the accumulated benefit obligation (ABO) over fair value of plan assets for the applicable plans. In addition, a change in the intangible pension asset of $6,628 and $(1,656) for 2004 and 2003, respectively, was recorded to the extent of the plans’ unrecognized prior service cost. The difference between the change in additional minimum pension liability and intangible pension asset was included in other comprehensive income in the amount of $(2,338), less income tax of $879, $7,318, less income tax of $(2,751), and $(42,338), less income tax of $15,919, for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2004, we contributed $0.1 million to the U.S. pension plan. This was the first contribution since the plans’ inception in 1993. We contributed $1.5 million in 2004 to the non-U.S. pension plan compared to $1.3 million in 2003. It is difficult to estimate potential cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. However, at this time, we anticipate making cash contributions of approximately $0.2 million for the U.S. pension plans and $1.6 million for the non-U.S. pension plans in 2005.

Pension benefit payment amounts are anticipated to be paid as follows:

Year	U.S. Plans	Non-U.S. Plans	Total

2005	$12,900	$816	$13,716
2006	13,049	904	13,953
2007	14,346	1,127	15,473
2008	15,217	1,377	16,594
2009	15,845	1,279	17,124
2010-2014	90,077	6,277	96,354

Accumulated Benefit Obligation (ABO)

The ABO represents the value of pension benefits attributed to current and future employees’ service to date based on current pay levels. The ABO is used for purposes of determining the minimum pension liability and related intangible asset. The ABO for the U.S. and non-U.S. pension plans for 2004 and 2003 was as follows:

December 31,	2004	2003

U.S. Plans	$243,912	$218,785
Non-U.S. Plans	32,527	20,261

Total	$276,439	$239,046

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2004 and 2003 and the target allocation for 2005, by asset category, are as follows.

U. S. Plans	Target Allocation	Percentage of Plan	Assets at Year End

Asset Category	2005	2004	2003

Equity securities	65%	64%	64%
Debt securities	30%	30%	30%
Real estate	5%	5%	5%
Other	0%	1%	1%

Total	100%	100%	100%

The asset allocation for our non-U.S. pension plans at the end of 2004 and 2003 and the target allocation for 2005, by asset category, are as follows.

Non-U. S. Plans	Target Allocation	Percentage of Plan	Assets at Year End

Asset Category	2005	2004	2003

Equity securities	33%	33%	43%
Debt securities	57%	57%	51%
Real estate	10%	10%	6%

Total	100%	100%	100%

Our investment strategy is to control and manage investment risk through diversification across asset classes and investment styles. Assets will be diversified among traditional investments in equity and fixed income instruments, as well as alternative investments including real estate and hedge funds. It would be anticipated that a modest allocation to cash would exist within the plans, since each investment manager is likely to hold fractional cash in a portfolio.

13. Nonpension Postretirement Benefits

We provide certain retiree health care and life insurance benefits covering a majority of our salaried and hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of Libbey retirees who had retired as of June 24, 1993. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada.

Effect on Operations

The provision for our nonpension postretirement benefit expense (credit) consists of the following:

	U.S. Plans			Non- U.S. Plans			Total

Year ended December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

Service cost (benefits earned during the period)	$802	$910	$736	$—	$—	$—	$802	$910	$736
Interest cost on projected benefit obligation	2,186	2,389	2,214	147	—	—	2,333	2,389	2,214
Amortization of unrecognized:
Prior service cost	(1,843)	(1,916)	(1,915)	—	129	145	(1,843)	(1,787)	(1,770)
Recognized (gain) loss	(93)	63	(241)	(11)	(19)	(5)	(104)	44	(246)
Curtailment charge	(152)	—	—	—	—	—	(152)	—	—

Nonpension postretirement benefit expense (credit)	$900	$1,446	$794	$136	$110	$140	$1,036	$1,556	$934

The postretirement benefit curtailment charge of $(152) in 2004 is the result of the planned capacity realignment discussed in notes 10 and 12.

Actuarial Assumptions

The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans

Year ended December 31,	2004	2003	2002	2004	2003	2002

Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Initial health care trend	9.00%	10.00%	10.00%	9.00%	9.00%	8.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	4.00%
Years to reach ultimate trend rate	4	5	5	4	8	4

We use various actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for our retiree health plan. We use the yield on high-quality fixed income investments at our December 31st measurement date to establish the discount rate. The discount rate at December 31st is used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

The health care cost trend rate represents our expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date.

Sensitivity to changes in key assumptions is as follows:

•	A 1% change in the health care trend rate would not have a material impact upon the nonpension postretirement expense and would change the benefit obligation by approximately $0.6 million.

•	A 1% change in the discount rate would change the nonpension postretirement expense by $0.2 million.

Accumulated Postretirement Benefit Obligation

The components of our nonpension postretirement benefit obligation are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2004	2003	2004	2003	2004	2003
Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$39,390	$35,363	$2,898	$2,184	$42,288	$37,547
Service cost	802	910	—	—	802	910
Interest cost	2,186	2,389	147	129	2,333	2,518
Plan participants’ contributions	616	436	—	—	616	436
Plan amendments	618	—	—	—	618	—
Actuarial (gain) loss	(2,847)	2,294	(292)	364	(3,139)	2,658
Exchange rate fluctuations	—	—	202	509	202	509
Curtailment	272	—	—	—	272	—
Benefits paid	(3,106)	(2,002)	(255)	(288)	(3,361)	(2,290)

Benefit obligation, end of year	$37,931	$39,390	$2,700	$2,898	$40,631	$42,288

Reconciliation of funded status of plans:
Funded Status	$(37,931)	$(39,390)	$(2,700)	$(2,898)	$(40,631)	$(42,288)
Unrecognized actuarial loss (gain)	161	2,618	(338)	(32)	(177)	2,586
Unrecognized prior year service cost	(4,908)	(7,543)	—	—	(4,908)	(7,543)

Accrued benefit cost	$(42,678)	$(44,315)	$(3,038)	$(2,930)	$(45,716)	$(47,245)

Nonpension postretirement benefit payments are anticipated to be paid as follows:

Fiscal Year	U.S. Plan	Non-U.S. Plans	Total

2005	$3,141	$228	$3,369
2006	3,565	230	3,795
2007	3,987	231	4,218
2008	4,420	227	4,647
2009	4,852	220	5,072
2010-2014	30,559	1,031	31,590

We also provide retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This is an insured, premium-based arrangement. Related to these plans, approximately $570, $559 and $312 were charged to expense for the years ended December 31, 2004, 2003 and 2002, respectively.

14. Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2004	2003	2002

Numerator for earnings per share — net income that is available to common shareholders	$8,252	$29,073	$28,055

Denominator for basic earnings per share — weighted-average shares outstanding	13,711,667	13,733,806	15,240,429

Effect of dilutive securities – employee stock options and employee stock purchase plan (ESPP)	7,658	27,356	190,693

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	13,719,325	13,761,162	15,431,122

Basic earnings per share	$0.60	$2.12	$1.84

Diluted earnings per share	$0.60	$2.11	$1.82

Diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

15. Employee Stock Benefit Plans

We account for our two stock option plans using the intrinsic value method of accounting in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. Under the intrinsic value method, because the exercise price of our stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. We disclose the proforma effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation, as disclosed below.

We also have an Employee Stock Purchase Plan (ESPP) where eligible employees may purchase a limited number of shares of Libbey’s common stock at a discount. In accordance with APB 25, this plan is considered non-compensatory, and therefore no expense related to this plan is included in our Consolidated Statements of Income.

Employee Stock Purchase Plan

We have an ESPP under which 550,000 shares of Libbey’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Libbey’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. In 2004 and 2003, the shares issued under the Employee Stock Purchase Plan were 59,177 and 54,435, respectively. At December 31, 2004, 1,236,388 shares were available for issuance under the Employee Stock Purchase Plan. Starting in 2003, repurchased common stock is being used to fund the ESPP.

Employee Stock Option Plans

Stock Option Program Description

We have two stock option plans for key employees: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with Libbey.

The maximum number of shares issuable over the term of the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees is limited to 1,800,000 shares. Options granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than 10 years and a day from the grant date. The options will generally become exercisable for 40% of the option shares one year from the date of grant and then 20% on the second, third and fourth anniversary dates. In addition, the Board of Directors, or other committee administering the plan, has the discretion to use a different vesting schedule and has done so from time to time. Since the inception of the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, we have granted options to key employees.

In 2004, we adopted the Amended and Restated 1999 Equity Participation Plan of Libbey Inc., under which options can be granted or shares can be directly issued to eligible employees. Under the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. up to a total of 2,000,000 shares of common stock are authorized for issuance upon exercise of options or grants of restricted stock or other awards. Of those shares, 1,135,446 options and 7,500 restricted shares have been granted. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date.

General Option Information

A summary of option activity follows for 2004, 2003 and 2002:

			Options Outstanding
				Weighted-Average
	Options available	Restricted		exercise price per
	for grant	shares	Shares	share

Balance at January 1, 2002	454,000		1,629,483	$24.37
Granted	(247,950)		247,950	24.11
Exercised	—		(230,434)	14.32
Canceled	200		(200)	32.31
Additional shares reserved	—		—	—

Balance at December 31, 2002	206,250		1,646,799	25.73
Granted	(173,410)		173,410	28.33
Exercised	—		(404,683)	13.31
Canceled	—		(5,350)	30.14
Additional shares reserved	—		—	—

Balance at December 31, 2003	32,840		1,410,176	29.60
Granted	(156,210)		156,210	20.39
Restricted shares issued	(7,500)	7,500	—	—
Restricted shares vested		(3,750)	—	—
Exercised	—	—	(24,250)	19.45
Canceled	—	—	(24,500)	26.46
Additional shares reserved	1,000,000	—	—	—

Balance at December 31, 2004	869,130	3,750	1,517,636	$28.87

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2004 (aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
		Remaining	Exercise	Aggregate		Exercise	Aggregate
Range of Exercise	Number	Contractual Life	Price per	Intrinsic		Price per	Intrinsic
Prices	Outstanding	(in Years)	Share	Value	Number Exercisable	Share	Value

$0.01 – 18.75	1,000	0.36	$18.75	$3.5	1,000	$18.75	$3.5
18.76 – 20.39	156,210	9.95	20.39	284.3	—	—	—
20.40 – 23.84	90,200	1.59	23.00	2.0	85,700	22.95	2.0
23.85 – 23.93	231,350	7.47	23.93	—	145,070	23.93	—
23.94 – 27.13	107,350	2.00	26.86	—	107,350	26.86	—
27.14 – 28.53	162,910	8.48	28.53	—	72,364	28.53	—
28.54 – 29.50	750	3.75	29.50	—	750	29.50	—
29.51 – 30.55	226,250	6.28	30.55	—	186,560	30.55	—
30.56 – 31.15	3,750	5.70	31.12	—	3,150	31.11	—
31.16 – 38.44	537,866	4.16	34.23	—	537,866	34.23	—

Total	1,517,636	5.74	$28.87	$289.8	1,139,810	$30.39	$5.5

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Libbey Inc.’s closing stock price of $22.21 as of December 31, 2004, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2004 was 7,000. As of December 31, 2003, 968,167 outstanding options were exercisable, and the weighted average exercise price was $30.49. As of December 31, 2002, 1,158,489 outstanding options were exercisable, and the weighted average exercise price was $24.95.

Pro forma Information

Pro forma information regarding option grants relating to our two options plans is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information:

Year ended December 31,	2004	2003	2002

Net Income:
Reported net income	$8,252	$29,073	$28,055
Less: Stock-based employee compensation expense determined under fair value-based method of all awards, net of related tax effects	(1,253)	(1,373)	(1,511)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	96	—	—

Pro forma net income	$7,095	$27,700	$26,544

Basic earnings per share:
Reported basic earnings per share	$0.60	$2.12	$1.84
Pro forma basic earnings per share	$0.52	$2.02	$1.74

Diluted earnings per share:
Reported diluted earnings per share	$0.60	$2.11	$1.82
Pro forma diluted earnings per share	$0.52	$2.01	$1.72

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans
Year ended December 31,	2004	2003	2002

Expected dividend	2.0%	1.8%	1.2%
Risk-free interest rate	3.9%	4.1%	3.7%
Expected volatility	.31	.30	.31
Expected life (in years)	9	9	9

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. We use projected data for expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in our opinion the existing valuation models do not provide a reliable measure of the fair value of our employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated values of employee stock options granted during 2004, 2003, and 2002 were $7.08, $10.07, and $9.11, respectively.

Employee 401(k) Plan Retirement Fund and Non-Qualified Executive Savings Plan

We sponsor the Libbey Inc. 401(k) Plan (the Plan) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

Employees can contribute from 1% to 50% of their annual salary on a pre-tax basis, up to the annual IRS limits. We match employee contributions 50% of the first 6% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account did not exceed $6,150 for the 2004 calendar year due to the $205,000 annual limit on eligible earnings imposed by the Internal Revenue Code. Starting in 2003, we use treasury stock for the company match contributions to the employee’s 401(k) plan. All matching contributions vest immediately.

We have a non-qualified Executive Savings Plan for those employees whose salaries exceed the IRS limit. Libbey matched employee contributions 50% of the first 6% of eligible earnings that are contributed by the employees.

Our matching contributions to both Plans totaled $2,369, $2,285, and $2,138 in 2004, 2003, and 2002, respectively.

Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50% of their eligible compensation or the limit of $4,000 set forth in the Internal Revenue Code for the 2005 calendar year. The catch-up contributions are not eligible for matching contributions.

16. Derivatives

We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

We use Interest Rate Protection Agreements (Rate Agreements) to manage our exposure to fluctuating interest rates. These Rate Agreements effectively convert a portion of our borrowings from variable rate debt to our fixed-rate debt, thus reducing the impact of interest rate changes on future income. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. At December 31, 2004, we had Rate Agreements for $50 million of variable rate debt with a fair market value of $(1,578). At December 31, 2003, we had Rate Agreements for $100 million of variable rate debt with a fair market value of $(5,453). The fair value of these Rate Agreements are included on the Consolidated Balance Sheet in accrued liabilities.

We also use commodity futures contracts related to forecasted future U.S. natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated domestic requirements, generally twelve to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2004, we had commodity futures contracts for 2,410,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $161. At December 31, 2003, we had commodity futures contracts for 2,170,000 million BTU’s of natural gas with a fair market value of $338. The fair values of these commodity contracts are included in our Consolidated Balance Sheets in other current assets.

Our contractual obligations for natural gas is as follows:

2005	2006	2007	2008	2009

$11,572	$3,438	$940	—	—

Our foreign currency exposure arises from occasional transactions denominated in a currency other than the U.S. dollar, primarily associated with anticipated purchases of new equipment or net investment in a foreign operation. The fair values of these instruments are determined from market quotes. We have not changed our methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. At December 31, 2004 and 2003, we did not have any foreign currency derivatives.

We do not believe we are exposed to more than a nominal amount of credit risk in its interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions.

All of our derivatives qualify and are designated as cash flow hedges at December 31, 2004. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during 2004 was not material.

The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts reclassified into earnings related to Rate Agreements are included in interest expense, natural gas futures contracts in natural gas expense included in cost of sales, and foreign currency forward contracts for the purchase of new equipment in capital expenditures.

17. Comprehensive Income (Loss)

Total comprehensive income includes:

Balance at December 31,	2004	2003	2002

Net income	$8,252	$29,073	$28,055
Effect of derivatives – net of tax of $1,246, $1,128 and $(297)	2,067	1,871	(493)
Minimum pension liability (including equity investments) and intangible pension asset — net of tax	(5,514)	4,567	(26,419)
Effect of exchange rate fluctuation	254	32	(1)

Total comprehensive income	$5,059	$35,543	$1,142

Accumulated other comprehensive loss (net of tax) includes:

December 31,	2004	2003	2002

Minimum pension liability (including equity investments) and intangible pension asset	$27,594	$22,081	$26,647
Derivatives	1,297	3,364	5,235
Exchange rate fluctuation	(285)	(32)	1

Total	$28,606	$25,413	$31,883

The change in other comprehensive income (loss) related to cash flow hedges is as follows:

Year ended December 31,	2004	2003	2002

Change in fair value of derivative instruments	$3,313	$2,999	$(790)
Less:
Income tax (expense) benefit	(1,246)	(1,128)	297

Other comprehensive income (loss) related to derivatives	$2,067	$1,871	$(493)

The following table identifies the detail of cash flow hedges in other comprehensive income (loss):

Year ended December 31,	2004	2003	2002

Balance at beginning of year	$(3,364)	$(5,235)	$(4,742)
Current year impact of changes in value (net of taxes):
Rate agreements	2,329	2,105	(2,460)
Natural gas	(262)	(441)	2,174
Foreign currency	—	207	(207)

Subtotal	2,067	1,871	(493)

Balance at end of year	$(1,297)	$(3,364)	$(5,235)

18. Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $6,294, $7,123 and $6,637 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rentals under operating leases are as follows:

					2010 and
2005	2006	2007	2008	2009	thereafter

$6,608	$6,246	$5,542	$4,578	$3,921	$13,535

19. Guarantees

The following is a list of our guarantees, in accordance with Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

The debt of Libbey Glass Inc. and Libbey Europe B.V, pursuant to the Amended and Restated Revolving Credit Agreement and the privately placed senior notes, is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a €10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Consolidated Financial Statements. See note 9 for further disclosure on debt of Libbey.

In addition, Libbey Inc. guarantees the payment by Vitrocrisa of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Vitrocrisa is a party. The guarantee is limited to 49% of any such obligation of Vitrocrisa and limited to an aggregate amount of $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.

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

On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a certain Credit Agreement. Our portion of the guarantee is for 31% of the total indebtedness, up to a maximum amount of $23.0 million. At December 31, 2004, $23.0 million was outstanding. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. We would be obligated in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. In exchange for the guarantee, we receive a fee. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in the Consolidated Balance Sheet as an increase in Other long-term liabilities with an offset to Investments.

In connection with our acquisition of Crisal-Cristalaria Automática, S.A. (Crisal), Libbey Inc. agreed to guarantee the payment, if and when such payment becomes due and payable, by Libbey Europe B.V. of the Earn-Out Payment, as defined in the Stock Promissory Sale and Purchase Agreement dated January 10, 2005 between Libbey Europe B.V., as purchaser, and VAA-Vista Alegre Atlantis SGPS, SA, as seller. The obligation of Libbey Europe B.V., and hence Libbey Inc., to pay the Earn-Out Payment (which is equal to 5.5 million euros) is contingent upon Crisal achieving certain targets relating to earnings before interest, taxes, depreciation and amortization and net sales. In no event will the Earn-Out Payment be due prior to the third anniversary of the closing date, which was January 10, 2005.

20. Industry Segment Information

We have one reportable segment, tableware products, from which revenues from external customers are derived. We do not have any customer who represents 10% or more of total sales. Our operations by geographic areas for 2004, 2003 and 2002 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

	United States	Non-U.S.	Eliminations	Consolidated

2004
Net sales:
Customers	$419,368	$125,399	—	$544,767
Intercompany	$3,839	—	$(3,839)	—

Total net sales	$423,207	$125,399	$(3,839)	$544,767

Long-lived assets	$183,501	$134,691	—	$318,192

2003
Net sales:
Customers	$397,174	$116,458	—	$513,632
Intercompany	$2,663	—	$(2,663)	—

Total net sales	$399,837	$116,458	$(2,663)	$513,632

Long-lived assets	$179,813	$134,380	—	$314,193

2002
Net sales:
Customers	$387,662	$46,099	—	$433,761
Intercompany	—	—	—	—

Total net sales	$387,662	$46,099	—	$433,761

Long-lived assets	$223,644	$87,119	—	$310,763

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2004 and 2003:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003

Net sales	$123,123	$111,903	$135,752	$128,254	$131,790	$129,126	$154,102	$144,349
Gross profit	$22,317	$21,558	$32,922	$29,698	$20,347	$28,607	$24,876	$28,343
gross profit margin	18.1%	19.3%	24.3%	23.2%	15.4%	22.2%	16.1%	19.6%

Selling, general & administrative expenses	$16,993	$16,766	$17,486	$17,514	$15,771	$15,758	$18,324	$18,441

Income from operations (IFO)	$5,323	$4,793	$15,436	$12,184	$(1,172)	$12,849	$4,308	$9,901
IFO margin	4.3%	4.3%	11.4%	9.5%	-0.9%	10.0%	2.8%	6.9%

Equity earnings	($1,389)	($150)	$1,456	$1,997	($914)	$1,172	($588)	$1,410

Earnings before interest and income taxes (EBIT)	$4,432	$5,518	$17,480	$15,031	($1,608)	$15,014	$4,525	$12,077
EBIT margin	3.6%	4.9%	12.9%	11.7%	-1.2%	11.6%	2.9%	8.4%

Net income	$564	$2,001	$9,365	$7,910	($3,204)	$12,018	$1,527	$7,144
net income margin	0.5%	1.8%	6.9%	6.2%	-2.4%	9.3%	1.0%	4.9%

Diluted earnings per share	$0.04	$0.14	$0.68	$0.59	($0.23)	$0.88	$0.11	$0.52

Accounts receivable	$56,275	$53,413	$63,380	$56,535	$66,863	$63,130	$67,522	$57,122
DSO	37.6	41.9	40.5	42.2	43.7	41.3	41.2	37.5

Inventories	$128,865	$116,501	$134,297	$123,520	$141,366	$129,236	$126,625	$125,696
Inventory Turns	3.4	3.3	3.3	3.3	3.2	3.3	3.5	3.4

Accounts payable	$34,842	$29,328	$35,625	$32,474	$39,594	$35,852	$43,140	$40,280
DPO	27.7	27.0	29.2	28.5	31.5	29.6	33.8	31.9

Total debt	$237,017	$250,916	$237,942	$235,975	$251,370	$244,942	$225,372	$230,933

Net cash provided by (used in) operating activities	$453	($9,022)	$10,478	$15,757	($1,361)	($4,695)	$33,180	$27,170

Stock Market Information

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range and dividends declared for our common stock was as follows:

	2004			2003
			Cash			Cash
	Price Range		dividend	Price Range		dividend
	High	Low	declared	High	Low	declared

First Quarter	$30.67	$24.05	$0.10	$27.50	$22.08	$0.10
Second Quarter	$27.95	$24.08	$0.10	$25.40	$20.30	$0.10
Third Quarter	$27.71	$16.80	$0.10	$29.65	$22.70	$0.10
Fourth Quarter	$22.23	$17.70	$0.10	$29.89	$26.23	$0.10

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

Report of Management

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personal, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 31, 2005, the Compensation Committee of the Board of Directors authorized the payment of annual incentive (i.e., bonus) awards to each of our executive officers, including without limitation the Named Executive Officers, in respect of the year ended December 31, 2004. The annual incentive awards were made pursuant to the Company’s Senior Management Incentive Plan Amended as of January 1, 1996 (the “Incentive Plan”). The annual incentive awards were determined based upon the Company’s and each executive’s performance during 2004 as measured against performance measures established early that year. The performance measures included financial measures (for example, income from operations, operating cash flow and growth in sales), as well as a discretionary component based upon the respective executives’ contributions to the Company’s other financial and non-financial objectives, such as quality of service and products, customer satisfaction, adherence to or furtherance of the Company’s legal and ethical policies, product development, market share, improvement in financial indicators of the Company’s success other than the financial measures indicated above and effective response to adverse economic conditions or to events beyond the control of the Company. The following table sets forth the cash payments to the Named Executive Officers in respect of their annual incentive awards for 2004:

Name and Position	Annual Incentive Award

John F. Meier Chairman and Chief Executive Officer	$100,024
Richard I. Reynolds Executive Vice President and Chief Operating Officer	59,032
Kenneth G. Wilkes Vice President, General Manager International Operations	38,949
Daniel P. Ibele Vice President, General Sales Manager	27,926
Susan A Kovach Vice President, General Counsel and Secretary	23,291

In addition, on January 31, 2005 the Compensation Committee established the performance measures under the Incentive Plan with respect to the Company’s 2005 fiscal year. The performance measures for the 2005 fiscal year include financial measures (for example, income from operations, earnings before interest, taxes, depreciation and amortization and net sales) and a discretionary component as generally described above with respect to the 2004 fiscal year.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of Libbey is incorporated herein by reference to Item 4 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial expert, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?, What is the role of the Board’s Committees? and How does the Board select nominees for the Board?”.

Libbey’s Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey’s principal executive officer and principal financial & accounting officer) and employees, along with the Audit Committee Charter, Nominating and Governance

Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines is posted on Libbey’s website at www.libbey.com. It also available to any shareholder who submits a request in writing addressed to Susan A. Kovach, Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. In the event that Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial & accounting officer, Libbey intends to disclose the subsequent information on Libbey’s website.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the captions “Executive Compensation,” “Comparison of Cumulative Total Returns,” “Total Shareholder Return” and “Indexed Returns” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption “Stock Ownership-Who are the largest owners of Libbey stock? and How much stock do Libbey’s directors and officers own?,” in the Proxy Statement. Information regarding equity compensation plans is incorporated herein by reference to Item 5 of this report under the caption “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Certain Relationships and Related Transactions – What related party transactions involved directors?,” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters-Who are Libbey’s auditors? and What fees has Libbey paid to its auditors for Fiscal Year 2004 and 2003?” in the Proxy Statement.

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

Date: March 16, 2005

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
Scott M. Sellick Attorney-In-Fact
Date: March 16, 2005

/s/ Scott M. Sellick
Scott M. Sellick
Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 16, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2004, 2003, and 2002 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

LIBBEY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

		Allowance for	Valuation
	Allowance for	slow moving	allowance for
	doubtful	and obsolete	deferred tax
	accounts	inventory	asset

Balance at January 1, 2002	$5,962	$2,171	$195
Charged to expense or other accounts	3,164	1,272
Deductions	(1,334)	(2,022)

Balance at December 31, 2002	7,792	1,421	195
Charged to expense or other accounts	(19)	830
Deductions	(613)	(1,178)

Balance at December 31, 2003	7,160	1,073	195
Charged to expense or other accounts	2,158	3,357	760
Deductions	(1,657)	(1,591)

Balance at December 31, 2004	$7,661	$2,839	$955

Exhibit Index

2.0	—	Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to the Registrant’s Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).

2.1	—	Master Investment Agreement, dated to be effective as of August 15, 1997, entered into by and between Libbey Inc., Libbey Glass Inc., LGA2 Corp., LGA3 Corp., LGA4 Corp., Vitro S.A., Vitrocrisa Holding, S.A. de C.V., Vitro Corporativo, S.A., Vitrocrisa S.A. de C.V. Crisa Corporation, and WorldCrisa Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 29, 1997 and incorporated herein by reference).

2.2	—	Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

2.3	—	Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

3.1	—	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	—	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

4.1	—	Restated Certificate of Incorporation of Libbey Inc. (incorporated by reference herein to Exhibit 3.1).

4.2	—	Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein to Exhibit 3.2).

4.3	—	Rights Agreement, dated January 5, 1995, between Libbey Inc. and The Bank of New York, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Libbey Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, (filed as Exhibit 1 to Registrant’s Registration Statement on Form 8-A dated January 20, 1995 and incorporated herein by reference).

4.4	—	First Amendment to Rights Agreement, dated February 3, 1999, between Libbey Inc. and The Bank of New York (filed as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.1	—	Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	—	Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.3	—	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.4	—	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.5	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.6	—	Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.7	—	Libbey Inc. Deferred Compensation Plan for Outside Directors (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.8	—	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.9	—	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.10	—	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.11	—	Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

*10.12	—	The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.13	—	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.14	—	The Second Amended and Restated Credit Agreement dated as of April 23, 1997 to the First Amended and Restated Credit Agreement dated as of July 17, 1995 among Libbey Glass Inc. and Libbey Canada Inc. as Borrowers, the lenders listed therein, The Bank of Nova Scotia, as Canadian Agent, The First National Bank of Chicago, as Syndication Agents, NationsBank, N.A., as Documentation Agent, The Bank of New York, The Bank of Nova Scotia, Caisse National De Credit Agricole, Fleet Bank, N.A. and Keybank National Association, as Co-Agents and Bankers Trust Company, as Administrative Agent (filed as Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.15	—	Amended and Restated Distribution Agreement dated to be effective as of August 29, 1997, by and among Vitro S.A., Vitrocrisa, S.A. de C.V., Libbey Inc. and Libbey Glass Inc. whereby Libbey Glass Inc. will distribute certain products (filed as Exhibit 10.26 to Registrant’s Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.16	—	Vitrocrisa S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A., Vitrocrisa Holding S.A. de C.V. and Vitrocrisa S.A. de C.V. (filed as Exhibit 10.28 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.17	—	Vitrocrisa Holding S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Vitrocrisa Holding S.A. de C.V. (filed as Exhibit 10.29 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.18	—	Amended and Restated Covenant Not to Compete dated to be effective as of August 29, 1997 by and between Libbey Inc. and Vitro S.A. (filed as Exhibit 10.30 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.19	—	Crisa Libbey S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Crisa Libbey S.A. de C.V. (filed as Exhibit 10.31 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.20	—	Limited Liability Company Agreement of Crisa Industrial, L.L.C. dated to be effective as of August 29, 1997 by and among Crisa Corporation, LGA4 Corp., Vitro S.A. and Libbey Inc. (filed as Exhibit 10.32 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.21	—	Management Services Agreement dated to be effective August 29, 1997 by and between Libbey Inc. and Vitrocrisa S. A. de C.V. for services to be provided by one or more subsidiary corporations of Libbey Inc. (filed as Exhibit 10.33 to Registrant’s

Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

*10.22	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob A. Bules (filed as Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.23	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Robert A. Dunton (filed as Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.24	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry E. Hartman (filed as Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.25	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William M. Herb (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.26	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.27	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete D. Kasper (filed as Exhibit 10.43 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.28	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier (filed as Exhibit 10.44 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.29	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.30	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John P. Pranckun (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.31	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Willie B. Purvis (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.32	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.33	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.34	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John A. Zarb (filed as Exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.35	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne J. Zitkus (filed as Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.36	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.37	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.38	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.39	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.40	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John A. Zarb (filed as Exhibit 10.54 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.41	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.42	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Willie Purvis (filed as Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.43	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Robert Dunton (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.44	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William Herb (filed as Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.45	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne Zitkus (filed as Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.46	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John P. Pranckun (filed as Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.47	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete Kasper (filed as Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.48	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob Bules (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.49	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.50	—	Change of Control Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

*10.51	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

*10.52	—	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

*10.53	—	The Libbey Inc. Long-Term Incentive Compensation Plan effective as of January 1, 2001 (filed as Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.54	—	Amended and Restated Credit Agreement, dated February 10, 2003, among Libbey Glass Inc. and Libbey Europe B.V., as the borrowers, Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, Bank One, N.A. and Fleet National Bank, as syndication agents and the other lenders party thereto (filed as Exhibit (b) to Registrant’s Tender Offer Statement on Schedule TO incorporated herein by reference).

10.55	—	Note Purchase Agreement, dated March 31, 2003, among Libbey Glass Inc. and Purchasers of the notes (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2003, and incorporated herein by reference).

10.56	—	Guaranty Agreement, dated March 31, 2003, among Libbey Glass Inc., and the Purchasers of the notes referenced in 10.65 above (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2003, and incorporated herein by reference).

10.57	—	Subsidiary Guaranty dated as of March 31, 2003, among Libbey Inc. and wholly owned subsidiaries of Libbey Glass Inc. and the Purchasers of the notes referenced in 10.65 above (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2003, and incorporated herein by reference).

*10.58	—	Change in Control Agreement dated as of May 1, 2003, between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2003, and incorporated herein by reference).

*10.59	—	Change of Control Agreement dated as of December 15, 2003, between Susan A. Kovach (filed as Exhibit 10.69 to Registrant’s Annual Report on Form 10-K for the year-ended December 31,2003, and incorporated herein by reference).

*10.60	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.61	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.2 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.62	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Susan Allene Kovach (filed as Exhibit 10.3 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.63	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and John F. Meier (filed as Exhibit 10.4 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.64	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.5 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.65	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.6 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.66	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.7 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

*10.67	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.8 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

*10.68	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and John A. Zarb (filed as Exhibit 10.9 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.69	—	Credit Agreement dated June 24, 2004, among Libbey Glass Inc. and Libbey Europe B.V., as the borrowers, the Bank of America, N.A., as the Administrative Agent, Swing Line Lender and as an L/C Issuer, The Bank of New York, as the Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as the Documentation Agent, and the other lenders listed therein (filed as Exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.70	—	Libbey Inc. Guaranty Agreement dated June 24, 2004, among Libbey Inc. in favor of Bank of America, N.A., and the guaranteed creditors of the Credit Agreement (filed as Exhibit 10.2 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.71	—	Subsidiary Guaranty Agreement dated June 24, 2004, among certain subsidiaries of Libbey Glass Inc. in favor of Bank of America, N.A. and the guaranteed creditors of the Credit Agreement (filed as Exhibit 10.3 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.72	—	Libbey Glass Inc. Guaranty Agreement dated June 24, 2004, among Libbey Glass Inc. in favor of Bank of America, N.A., as administrative agent for each of the lenders of the Credit Agreement (filed as Exhibit 10.4 to Registrant’s Quarterly report on Form10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference.)

10.73	—	Libbey and Libbey Glass Guaranty dated April 2, 2004, among Libbey Inc and Libbey Glass Inc. in favor of the Tranche B lenders and the administrative agent of the certain Credit Agreement (filed as Exhibit 10.5 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.74	—	First Amendment to Parent Guaranty Agreement Dated December 21, 2004 (filed herein).

10.75	—	Amendment No. 1 and Waiver to Credit Agreement dated December 21, 2004 among Libbey Glass Inc and Libbey Europe B.V. in favor of Bank of America, N.A., as administrative agent for each of the lenders of the Credit Agreement (filed herein).

10.76	—	Stock Promissory Sale and Purchase Agreement between VAA – Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed herein).

13.1	—	Selected Financial Information included in Registrant’s 2004 Annual Report to Shareholders (filed herein).

21	—	Subsidiaries of the Registrant (filed herein).

23	—	Consent of Independent Registered Public Accounting Firm (filed herein).

24	—	Power of Attorney (filed herein).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

99.1	—	Safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (filed herein).

* Management Contract or Compensation Plan or Arrangement.