Form 10-Q
period 2005-03-31
LIBBEY INC
filed 2005-05-10
CIK 902274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value – 13,844,887 shares at April 29, 2005.

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority owned subsidiaries (Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Net sales	$129,784	$123,123
Freight billed to customers	497	491

Total revenues	130,281	123,614

Cost of sales	109,242	101,298

Gross profit	21,039	22,316

Selling, general and administrative expenses	17,954	16,993
Capacity realignment charge(1)	2,997	—

Income from operations	88	5,323
Equity earnings (loss) – pretax	554	(1,389)
Other income	301	499

Earnings before interest and income taxes	943	4,433

Interest expense	3,378	3,576

(Loss) income before income taxes and minority interest	(2,435)	857
Provision for income taxes	(803)	292

(Loss) income before minority interest	(1,632)	565
Minority interest (2)	(15)	—

Net (loss) income	$(1,647)	$565

Net (loss) income per share:
Basic	$(0.12)	$0.04

Diluted	$(0.12)	$0.04

Dividends per share	$0.10	$0.10

See accompanying notes

(1)Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements

(2)Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$2,195	$6,244
Accounts receivable – net	73,919	67,522
Inventories – net	141,022	126,625
Deferred taxes	8,841	7,462
Prepaid and other current assets	7,071	3,308

Total current assets	233,048	211,161
Other assets:
Repair parts inventories	7,479	6,965
Intangible pension asset	22,140	22,140
Software – net	3,910	3,301
Other assets	4,608	4,131
Investments	82,565	82,125
Purchased intangible assets – net	11,901	12,314
Goodwill – net	55,880	53,689

Total other assets	188,483	184,665
Property, plant and equipment – net	214,055	182,378

Total assets	$635,586	$578,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15,587	$9,415
Accounts payable	43,887	43,140
Salaries and wages	13,504	13,481
Accrued liabilities	29,949	25,515
Deposit liability	16,623	16,623
Capacity realignment reserve	4,205	3,025
Income taxes	2,974	5,839
Long-term debt due within one year	825	115

Total current liabilities	127,554	117,153
Long-term debt	259,590	215,842
Deferred taxes	12,399	12,486
Pension liability	34,229	32,668
Nonpension postretirement benefits	46,141	45,716
Other long-term liabilities	11,512	10,776

Total liabilities	491,425	434,641
Minority interest	15	—

Total liabilities including minority interest	491,440	434,641
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,685,210 shares issued in 2004)	187	187
Capital in excess of par value	301,025	300,922
Treasury stock, at cost, 4,853,508 shares (4,879,310 shares issued in 2004)	(135,245)	(135,865)
Retained earnings	3,897	6,925
Accumulated other comprehensive loss	(25,718)	(28,606)

Total shareholders’ equity	144,146	143,563

Total liabilities and shareholders’ equity	$635,586	$578,204

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net (loss) income	$(1,647)	$565
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,385	7,812
Equity (earnings) loss – net of tax	(415)	931
Minority interest	15	—
Change in accounts receivable	(1,894)	104
Change in inventories	(3,720)	(3,454)
Change in accounts payable	(11,634)	(4,555)
Capacity realignment charge	2,997	—
Capacity realignment cash payments	(1,741)	—
Other operating activities	(1,497)	(950)

Net cash (used in) provided by operating activities	(11,151)	453

Investing activities:
Additions to property, plant and equipment	(10,405)	(7,966)
Crisal acquisition and related costs	(28,948)	—

Net cash used in investing activities	(39,353)	(7,966)

Financing activities:
Net bank credit facility activity	41,636	—
Other net borrowings	6,142	7,136
Stock options exercised	99	240
Dividends	(1,382)	(1,362)
Other	(40)	—

Net cash provided by financing activities	46,455	6,014

Effect of exchange rate fluctuations on cash	—	(1)

Decrease in cash	(4,049)	(1,500)

Cash at beginning of period	6,244	2,750

Cash at end of period	$2,195	$1,250

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$1,817	$2,295
Cash paid (net of refunds received) during the quarter for income taxes	$5,106	$1,234

See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)

1. Description of the Business

Libbey is the leading supplier of tableware products in the U.S. and Canada, in addition to supplying other key export markets. We operate in one business segment: tableware products. Established in 1818, we have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items to a broad group of customers primarily in the foodservice, retail and industrial markets. We also import and distribute various products and have a 49% interest in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), the largest glass tableware manufacturer in Latin America, based in Monterrey, Mexico.

We own and operate two domestic glass tableware manufacturing plants, one in Ohio and one in Louisiana; glass tableware manufacturing plants in the Netherlands and in Portugal; a ceramic dinnerware plant in New York; and a foodservice plastics manufacturing plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement, and our investment in Vitrocrisa, allows us to compete in the tableware market by offering an extensive product line at competitive prices.

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

2. Significant Accounting Policies

See our Form 10-K for the year ended December 31, 2004 for a description of significant accounting policies not listed below.

Basis of Presentation The Consolidated Financial Statements include Libbey Inc. and its majority owned subsidiaries (Libbey or the Company). Our fiscal year end is December 31st. We record our 49% interest in Vitrocrisa using the equity method. At March 31, 2005, we own 95% of Crisal-Cristalaria Automatica S.A.’s (Crisal). Our 95% controlling interest requires that Crisal’s operations be included in the Consolidated Financial Statements. The 5% equity interest of Crisal that is not owned by us is shown as minority interest in the March 31, 2005, Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.

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

Reclassifications Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the quarter-end March 31, 2005.

New Accounting Standards

In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). We have elected to defer accounting for the effects of the Act pending clarification of the Act on our nonpension postretirement plans. In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 supersedes FAS No. 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. Our 2005 and 2004 net postretirement benefit costs do not reflect the effects of the Act because it is currently not expected to be a significant event for the plan. As regulations are clarified and marketplace factors emerge, postretirement benefit cost could change in the future.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 Revised). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for interim and annual periods beginning after January 1, 2006. We are currently evaluating SFAS No. 123 Revised and intend to implement it in the first quarter of 2006. We do not presently have an estimate of its effect on our financial statements.

The FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not presently expect the effects of adoption to be significant.

3. Balance Sheet Details

The following tables provide detail of selected balance sheet items:

	March 31,	December 31,
	2005	2004

Accounts receivable:
Trade receivables	$71,007	$64,744
Other receivables	2,912	2,778

Total accounts receivable, less allowances of $7,795 and $7,661	$73,919	$67,522

Inventories:
Finished goods	$129,178	$115,691
Work in process	6,444	6,017
Raw materials	4,652	4,109
Operating supplies	748	808

Total inventories, less allowances and LIFO reserve of $18,770 and $17,779	$141,022	$126,625

Prepaid and other current assets:
Prepaid expenses	$2,594	$3,147
Hedge assets	4,477	161

Total prepaid and other current assets	$7,071	$3,308

Other assets:
Deposits	$1,595	$1,661
Finance fees – net of amortization	1,912	2,002
Other	1,101	468

Total other assets	$4,608	$4,131

Accrued liabilities:
Accrued incentives	$13,741	$12,881
Hedge liabilities	794	1,375
Workers compensation & medical liabilities	4,659	4,318
Interest	2,930	1,538
Commissions payable	773	756
Accrued taxes	212	83
Other	6,840	4,564

Total accrued liabilities	$29,949	$25,515

Other long-term liabilities:
Supplemental employee retirement plan (SERP)	$3,885	$3,797
Deferred liability	646	689
Guarantee of Vitrocrisa debt	421	421
Other	6,560	5,869

Total other long-term liabilities	$11,512	$10,776

4. Acquisitions

On January 10, 2005, we purchased 95 percent of the shares of Crisal-Cristalaria Automática S.A. (Crisal) located in Marinha Grande, Portugal, from Vista Alegre Atlantis SGPS, SA. The cash transaction was valued at approximately € 28 million. Pursuant to the agreement, we will acquire the remaining shares of Crisal for approximately € 2 million approximately three years after the closing date, provided that Crisal meets a specified target relating to earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement provides that, if Crisal does not meet the specified target, we will acquire the remaining shares of Crisal for one euro. In addition, the agreement provides that, if Crisal meets other specified EBITDA and net sales targets, we will pay the seller an earn-out payment in the amount of € 5.5 million no earlier than three years after the closing date of January 10, 2005. In the event that any contingent payments are made according to the agreement, the payments will be reflected as additional acquisition costs.

Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories, and the majority of its sales are in Portugal and Spain. This acquisition of another European glassware manufacturer is complementary to our 2002 acquisition of Royal Leerdam, a maker of fine European glass stemware. Royal Leerdam’s primary markets are located in countries in northern Europe. This acquisition is consistent with our external growth strategy to be a supplier of high-quality, machine-made glass tableware products to key markets worldwide.

The following allocation of the purchase price is based on preliminary data and will change when the results of the valuation of inventory, fixed assets and certain identifiable intangible assets are finalized.

Current assets	$16,461
Property, plant and equipment	34,308
Other assets	1
Goodwill	2,557

Total assets acquired	53,327

Less liabilities assumed:
Current liabilities	18,491
Long-term liabilities	5,888

Total liabilities assumed	24,379

Cash purchase price	$28,948

Pro forma results for both the prior-year period and the results of January 1 through January 10, 2005, are not included, as they are considered immaterial.

5. Investments in Unconsolidated Affiliates

We are a 49% equity owner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), which manufacture, market and sell glass tableware (beverageware, plates, bowls, serveware and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers). We record our 49% interest in Vitrocrisa Holding, S. de R.L. de C.V. and related companies using the equity method.

Condensed balance sheet information for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) is as follows:

	March 31,	December 31,
	2005	2004

Current assets	$95,928	$88,195
Non-current assets	100,299	100,274

Total assets	196,227	188,469

Current liabilities	68,318	69,426
Other liabilities	102,016	93,962

Total liabilities	170,334	163,388

Net assets	$25,893	$25,081

Condensed statements of operations for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) are as follows:

Three months ended March 31,	2005	2004

Total revenues	$45,471	$42,478
Cost of sales	36,700	38,318

Gross profit	8,771	4,160
Selling, general and administrative expenses	5,327	5,366

Income (loss) from operations	3,444	(1,206)
Remeasurement gain (loss)	88	(181)
Other expense	(530)	(101)

Earnings (loss) before interest and taxes	3,002	(1,488)
Interest expense	1,869	1,347

Earnings (loss) before income taxes	1,133	(2,835)
Income taxes	286	(934)

Net income (loss)	$847	$(1,901)

6. Borrowings

Borrowings consists of the following:

			March 31,	December 31,
	Interest Rate	Maturity Date	2005	2004

Borrowings under credit facility	floating	June 24,2009	$153,005	$113,690
Senior notes	3.69%	March 31,2008	25,000	25,000
Senior notes	5.08%	March 31,2013	55,000	55,000
Senior notes	floating	March 31,2010	20,000	20,000
Promissory note	6.00%	April 2005 to September 2016	2,234	2,267
Notes payable	floating	April 2005	15,587	9,415
Obligations under capital leases	4.36%	April 2005 to May 2007	3,112	—
Other debt	4.00%	September 2009	2,064	—

Total borrowings			276,002	225,372
Less — current portion of borrowings			16,412	9,530

Total long-term portion of borrowings			$259,590	$215,842

We were in compliance with all debt agreement covenants as of March 31, 2005 and December 31, 2004.

Revolving Credit Facility

In June 2004, we entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with Libbey Glass Inc. and Libbey Europe B.V. as borrowers. We entered into an amendment to the Agreement in December 2004. The Agreement is with a group of banks and provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $250 million, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at our option at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.40% and 1.35%, respectively, at March 31, 2005. The weighted average annual interest rate on these borrowings at March 31, 2005, was 4.0%.

Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent, as defined in the Revolving Credit Agreement, of $125 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans, as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 1.85% and 1.35%, respectively, at March 31, 2005.

We may also elect to borrow up to a maximum of $125 million under a Negotiated Rate Loan alternative of the Facility at negotiated rates of interest. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $250 million limit. At March 31, 2005, we had $6.6 million in letters of credit outstanding under the Facility.

We pay a Facility Fee, as defined by the Agreement, on the total credit provided under the Facility. The Facility Fee varies depending on our performance against certain financial ratios. The Facility Fee was 0.40% at March 31, 2005.

No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

Senior Notes

We issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average annual interest rate of 4.65%, with an initial average maturity of 8.4 years and a remaining average maturity of 6.4 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at March 31, 2005, on the $20 million debt was 3.61% per year.

Promissory Note

In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2005 and December 31, 2004 we had $2,234 and $2,267 outstanding on the promissory note, respectively.

Obligations Under Capital Leases

We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were acquired in the Crisal acquisition (see Note 4). The cost of the equipment under capital leases is included in the Condensed Consolidated Balance Sheets as property, plant and equipment and the related depreciation expense is included in the Condensed Consolidated Statements of Operations.

The future minimum lease payments required under the capital leases as of March 31, 2005, are as follows:

	Payments Due by Period

	Total	1 Year	2-3 Years

Capital leases	$3.1	$0.7	$2.4

Interest Rate Protection Agreements

We have Interest Rate Protection Agreements (Rate Agreements) with respect to $50 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at March 31, 2005, excluding applicable fees, is 6.0% per year and the total interest rate, including applicable fees, is 7.8% per year. The average maturity of these Rate Agreements is 0.8 years at March 31, 2005. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 4.1% per year at March 31, 2005. If the counterparts to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparts.

The fair market value of the Rate Agreements at March 31, 2005, was $(962). The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.

7. Capacity Realignment

In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and began realignment of production among our other domestic glass manufacturing facilities.

During the first quarter of 2005, we recorded a pretax charge of $2,997 related to the closure of the City of Industry facility and realignment of our production capacity. These charges were primarily for employee termination and other costs. During the third and fourth quarters of 2004, we incurred a pretax charge of $14,519 related to the closure of the City of Industry facility and realignment of our production capacity.

In December 2004, we sold approximately 27 acres of property in City of Industry, California, for net proceeds of $16,623. Pursuant to the purchase agreement, the buyer has leased the property back to us in order to enable us to cease operations, to relocate certain equipment to our other glassware manufacturing facilities, to demolish the buildings on the property and to perform related site work, as required by the contract. We anticipate that all demolition and required remediation will be completed on or before December 31, 2005.

The annual base rent payable under the lease is $1 (one dollar) until December 31, 2005. As stated above, we anticipate that the demolition, site work and remediation will be completed, and the lease terminated, on or before December 31, 2005. If, however, that work is not completed by December 31, 2005 the monthly lease payment increases to $170 thousand.

Because the risks and rewards of ownership have not unconditionally transferred to the buyer at March 31, 2005, and the property site development activities are not completed, we continue to carry the land and building on our Consolidated Balance Sheets. The cash received in December 2004 was recorded as a deposit liability at December 31, 2004. The cost of demolition of the buildings and related site work was estimated by an independent third party to be $4 to $6 million. We will capitalize these costs in 2005 because we ultimately expect to recover these development costs and the net book value of the land and building of $8,435. Assuming our estimated site preparation costs are reasonably accurate, we expect to recognize a gain, in the fourth quarter of 2005, equal to the excess of the deposit received over the net book value of the land and building, including the capitalized site development costs.

The following table summarizes the capacity realignment charge incurred through March 31, 2005:

	Three months
	ended March 31,	Total estimated
	2005	charge

Pension & postretirement welfare	$—	$4,621
Inventory write-down	—	1,905

Included in cost of sales	—	6,526

Fixed asset removal costs	148	4,678
Net gain on land sale	—	(2,600)
Employee termination costs & other	2,849	8,100

Included in capacity realignment charge	2,997	10,178

Total pretax capacity realignment charge	$2,997	$16,704

The following reflects the balance sheet activity related to the capacity realignment for the three months ended March 31, 2005:

	Balance at	Total				Balance at
	December 31,	charge to	Cash	Inventory	Non-cash	March 31,
	2004	earnings	payments	disposition	utilization	2005

Pension & postretirement welfare	$—	$—	$—	$—	$—	$—
Inventory write-down	1,517	—	—	(251)	—	1,266
Land proceeds received	16,623	—	—	—	—	16,623
Fixed asset removal costs	—	148	(148)	—	—	0
Employee termination costs & other	3,025	2,849	(1,593)	—	(76)	4,205

Total	$21,165	$2,997	$(1,741)	$(251)	$(76)	$22,094

Balance sheet classification is as follows: the inventory reserve of $1,266 is included in the inventories line item, $16,623 is included in deposit liability and $4,205 is included in the line item capacity realignment reserve on the Condensed Consolidated Balance Sheets.

8. Pension

We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service only for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam and Leerdam Crystal, both located in the Netherlands.

Effect on Operations

The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total

Three months ended March 31,	2005	2004	2005	2004	2005	2004

Service cost	$1,673	$1,590	$236	$151	$1,909	$1,741
Interest cost	3,621	3,586	405	384	4,026	3,970
Expected return on plan assets	(4,333)	(4,680)	(545)	(456)	(4,878)	(5,136)
Amortization of unrecognized:
Prior service cost	565	372	(99)	(90)	466	282
Gain	518	232	—	—	518	232

Pension expense (credit)	$2,044	$1,100	$(3)	$(11)	$2,041	$1,089

We expect to contribute $227 to our U.S. pension plans and $1,176 to our non-U.S. plan in 2005. Through the first quarter of 2005, there have been no contributions to the U.S. plans and contributions totaling $ 386 for the non-U.S. plans.

9. Nonpension Postretirement Benefits

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

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total

Three months ended March 31,	2005	2004	2005	2004	2005	2004

Service cost	$217	$265	$—	$—	$217	$265
Interest cost	544	618	37	41	581	659
Amortization of unrecognized:
Prior service cost	(220)	(479)	—	—	(220)	(479)
Gain (loss)	24	21	(2)	—	22	21

Nonpension postretirement benefit expense	$565	$425	$35	$41	$600	$466

10. Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2005	2004

Numerator for basic and diluted earnings per share—net (loss) income which is available to common shareholders	$(1,647)	$565
Denominator for basic earnings per share—weighted-average shares outstanding	13,818,390	13,629,203
Effect of dilutive securities—employee stock options and employee stock purchase plan (ESPP)	—	48,151

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	$13,818,390	13,677,354

Basic (loss) earnings per share	$(0.12)	$0.04
Diluted (loss) earnings per share	$(0.12)	$0.04

The effect of employee stock options and the employee stock purchase plan (ESPP), 17,800 shares at March 31, 2005, was anti-dilutive and was not included in the earnings per share calculation.

Diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-affected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

11. Employee Stock Benefit Plans

We have two stock-based employee compensation plans. We account for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We also have issued restricted shares under the stock option plan. Restricted shares are issued at no cost to the recipient of the award. The market value of the restricted shares is charged to income ratably over the period during which these awards vest. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation.

Three months ended March 31,	2005	2004

Net (loss) income:
Reported net (loss) income	$(1,647)	$565
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	205	279

Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	16	—

Pro forma net (loss) income	$(1,836)	$286

Basic (loss) earnings per share:
Reported basic (loss) earnings per share	$(0.12)	$0.04
Pro forma basic (loss) earnings per share	$(0.13)	$0.02

Diluted earnings (loss) earnings per share:
Reported diluted (loss) earnings per share	$(0.12)	$0.04
Pro forma diluted (loss) earnings per share	$(0.13)	$0.02

12. Derivatives

As of March 31, 2005, we had Interest Rate Protection Agreements for $50.0 million of our variable rate debt, and commodity contracts for 3.2 million British Thermal Units (MMBTUs) of natural gas, with a fair value of $4,477, accounted for under hedge accounting. The fair value of these derivatives is included in accrued liabilities and other assets on the balance sheet for the

Rate Agreements and commodity contracts, respectively. At March 31, 2004, we had Rate Agreements for $100.0 million of our variable rate debt and commodity contracts for 1.4 MMBTUs of natural gas.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparts are established financial institutions.

All of our derivatives qualify and are designated as cash flow hedges at March 31, 2005. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the first quarter of 2005 and 2004 was not material.

13. Comprehensive Income

Components of comprehensive income are as follows:

Three months ended March 31,	2005	2004

Net (loss) income	$(1,647)	$565
Change in fair value of derivative instruments (see detail below)	3,030	944
Effect of exchange rate fluctuation	(141)	92

Comprehensive income	$1,242	$1,601

Accumulated other comprehensive loss (net of tax) includes:

	March 31, 2005	December 31, 2004

Minimum pension liability	$27,594	$27,594
Derivatives	(1,732)	1,297
Exchange rate fluctuation	(144)	(285)

Total	$25,718	$28,606

The change in other comprehensive income for derivative instruments for the Company is as follows:

Three months ended March 31,	2005	2004

Change in fair value of derivative instruments	$4,855	$1,512
Less:
Income tax expense	(1,825)	(568)

Other comprehensive income related to derivatives	$3,030	$944

14. Guarantees

The following is a list of our guarantees, in accordance with Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

The debt of Libbey Glass Inc. and Libbey Europe B.V. pursuant to the Amended and Restated Revolving Credit Agreement and the privately placed senior notes, is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a €10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Consolidated Financial Statements. See note 6 for further disclosure on debt of Libbey.

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

In October 1995, Libbey Inc. guaranteed the obligations of Syracuse China Company and Libbey Canada Inc. under the Asset Purchase Agreement for the acquisition of Syracuse China. The guarantee is limited to $5.0 million and expires on the fifteenth anniversary of the Closing Date (October 10, 1995). The guarantee is in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd.

On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a certain Credit Agreement. Our portion of the guarantee is for 31% of the total $75 million Credit Agreement, up to a maximum amount of $23.0 million. At March 31, 2005 and December 31, 2004, $23.0 million was outstanding. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. We would be obligated in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. In exchange for the guarantee, we receive a fee. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in the Consolidated Balance Sheet as an increase in Other long-term liabilities with an offset to Investments.

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

On March 30, 2005, Libbey Inc. entered into a Guarantee pursuant to which it has guaranteed to BP Energy Company the obligation of Libbey Glass Inc. to pay for natural gas supplied by BP Energy Company to Libbey Glass Inc. Libbey Glass Inc. currently purchases natural gas from BP Energy Company under an agreement that expires on December 31, 2006. The obligation of Libbey Inc. to guarantee payment by Libbey Glass Inc. for purchases under that agreement is limited to $3.0 million, including costs of collection, if any.

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

Results of Operations – First Quarter 2005 compared with First Quarter 2004
Dollars in thousands, except
percentages and per-share amounts			Variance
Three months ended March 31,	2005	2004	in dollars	in percent

Net Sales	$129,784	$123,123	$6,661	5.4%

Gross profit	$21,039	$22,316	$(1,277)	(5.7)%
gross profit margin	16.2%	18.1%

Income from operations (IFO)	$88	$5,323	$(5,235)	(98.3)%
IFO margin	0.1%	4.3%

Earnings before interest and income taxes (EBIT)(1)	$943	$4,433	$(3,490)	(78.7)%
EBIT margin	0.7%	3.6%

Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$9,328	$12,245	$(2,917)	(23.8)%
EBITDA margin	7.2%	9.9%

Net (loss) income	$(1,647)	$565	$(2,212)	(391.5)%
net income margin	(1.3)%	0.5%

Diluted net (loss) income per share	$(0.12)	$0.04	$(0.16)	(400.0)%

(1)We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 for a reconciliation of income before income taxes to EBIT and EBITDA.

For the quarter-ended March 31, 2005, sales increased 5.4 percent to $129.8 million from $123.1 million in the year-ago quarter. The increase in sales was attributable to the acquisition of Crisal in January 2005. Furthermore, shipments of World Tableware products and Traex products were higher than the year-ago period. Sales in most other channels of distribution decreased compared to the year-ago period as a result of decreased demand and our exiting some low-margin product lines.

Gross profit was $21.0 million and was 16.2 percent of sales in the first quarter of 2005, compared to $22.3 million and 18.1 percent of sales in the first quarter of 2004. Factors contributing to the decrease in gross profit were lower production activity, higher distribution costs and increased pension and postretirement welfare expenses.

We recorded income from operations of $0.1 million in the first quarter of 2005, which included capacity realignment charges of $3.0 million (see Note 7), as detailed in Table 2. This compares to income from operations of $5.3 million in the year-ago period. The reduction in income from operations was caused by the gross profit reduction discussed above and the $3 million of capacity realignment charges. Selling, general and administrative expenses increased $1.0 million compared to the year-ago period primarily as a result of the inclusion of Crisal. Selling, general and administrative expenses as a percent of net sales were 13.8 percent for both the first quarter of 2005 and 2004.

Earnings before interest and income taxes (EBIT) were $0.9 million, compared to $4.4 million in the year-ago quarter. Pretax equity earnings from Vitrocrisa, our joint venture in Mexico, were $0.6 million as compared to a pretax loss of $1.4 million in the first quarter of 2004. The increased equity earnings were a result of increased and more profitable sales and higher capacity utilization, partially offset by significantly higher natural gas costs.

Net loss for the first quarter of 2005 was $1.6 million, or a loss of 12 cents per diluted share, compared to net income of $0.6 million, or 4 cents per diluted share, in the year-ago period. Interest expense decreased $0.2 million compared to the year-ago period, due to lower average interest rates. The effective tax rate decreased to 33.0 percent for the quarter from 34.0 percent in the year-ago quarter, primarily as a result of statutory tax rate changes in Mexico and the Netherlands that were enacted in the fourth quarter of 2004. Diluted earnings per share for the quarter, as detailed in Table 3, excluding expenses associated with the shutdown of our City of Industry, California, plant in February 2005, were 3 cents per diluted share, as compared to 4 cents in the prior year quarter.

Capital Resources and Liquidity

Cash Flow

The following table presents key drivers to free cash flow.

Dollars in thousands, except percentages			Variance
Three months ended March 31,	2005	2004	in dollars	in percent

Net cash (used in) provided by operating activities	$(11,151)	$453	$(11,604)	(2,561.5)%
Capital expenditures	10,405	7,966	2,439	30.6%
Acquisitions and related costs	28,948	—	28,948	100.00%

Free cash flow (a)	$(50,504)	$(7,513)	$(42,991)	(572.2)%

(a) We believe that Free Cash Flow (net cash (used in) provided by operating activities, less capital expenditures and acquisition and related costs) is a useful metric for evaluating our financial performance as it is a measure in which we internally assess performance.

Trade Working Capital

The following table presents trade working capital items.

			Variance
Dollars in thousands, except percentages and DSO,	March	December	in	in
Inventory turns, and DPO	31, 2005	31, 2004	dollars	percent

Accounts receivable	$73,919	$67,522	$6,397	9.5%
DSO (1)	40.9	41.2

Inventories	141,022	126,625	14,397	11.4%
Inventory turns (2)	3.5	3.5

Accounts payable	43,887	43,140	747	1.7%
DPO (3)	26.0	33.8

Trade working capital	$171,054	$151,007	$20,047	13.3%

Percentage of net sales	31.0%	27.7%

(1) Days sales outstanding (DSO) measures the number of days it takes, based on a 90-day average, to turn receivables into cash.

(2) Inventory turns measures the number of times per year, based on a 90-day average, in which our inventory turns.

(3) Days payable outstanding (DPO) measures the number of days it takes, to pay the balances of our accounts payable.

Net cash used in operating activities was $11.2 million during the first three months of 2005, compared to cash provided of $0.5 million during the year-ago period, or a $11.6 million reduction in net cash provided operating activities. This reduction was primarily related to the reduction in earnings and a $20 million increase in trade working capital. The increase in trade working capital is primarily attributed to the Crisal acquisition, and the balance of the increase is the result of seasonal working capital needs. Free cash flow was $43 million less than in the year-ago period, primarily as the result of the reduction in net cash provided in operating activities, a $2.4 million increase in capital expenditures for increased machine and equipment rebuilds, and the acquisition of Crisal for $28.9 million.

Borrowings

The following table presents our total borrowings.

			March 31,	December 31,	Variance
	Interest Rate	Maturity Date	2005	2004	in dollars	in percent

Borrowings under credit facility	floating	June 24,2009	$153,005	$113,690	$39,315	34.6%
Senior notes	3.69%	March 31,2008	25,000	25,000	0	0.0%
Senior notes	5.08%	March 31,2013	55,000	55,000	0	0.0%
Senior notes	floating	March 31,2010	20,000	20,000	0	0.0%
Promissory note	6.00%	April 2005 to September 2016	2,234	2,267	(33)	(1.5)%
Notes payable	floating	April 2005	15,587	9,415	6,172	65.6%
Obligations under capital leases	4.36%	April 2005 to May 2007	3,112	—	3,112	100.0%
Other debt	4.00%	September 2009	2,064	—	2,064	100.0%

Total borrowings			$276,002	$225,372	$50,630	22.5%

We had total borrowings, of $276.0 million at March 31, 2005, compared to $225.4 million at December 31, 2004. The $50.6 million increase in debt is attributable to the reduction in free cash flow discussed above and $5.2 million of debt assumed in the Crisal acquisition. The $5.2 million of debt assumed is in addition to the $28.9 million of debt used to acquire Crisal, which is included in the free cash flow for the quarter-ended March 31, 2005.

In June 2004, we entered into an unsecured agreement for a Revolving Credit Agreement (Revolving Credit Agreement or Agreement) as detailed in Note 6 to the Consolidated Financial Statements. The new Agreement is for a five-year term, maturing June 24, 2009. We had additional debt capacity at March 31, 2005, under the Revolving Credit Agreement of $90.3 million. Of our total outstanding indebtedness, $143.8 million was subject to fluctuating interest rates at March 31, 2005. A change of one percent in such rates would have resulted in a change in interest expense of approximately $1.4 million on an annual basis as of March 31, 2005.

We have issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65%, with an initial average maturity of 8.4 years and a remaining average maturity of 6.4 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The floating interest rate on the $20 million debt at March 31, 2005 was 3.61%.

We have entered into Interest Rate Protection Agreements with respect to $50 million of our debt. The average fixed rate of interest under these Interest Rate Protection Agreements is 6.0%, and the total interest rate, including applicable fees, is 7.8%. The average maturity of these Interest Rate Protection Agreements is 0.8 years at March 31, 2005. We are not aware of any trends, demands, commitments or uncertainties that will result or that are reasonably likely to result in a material change in our liquidity.

We believe that our free cash flow and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund our operating requirements, capital expenditures, investment requirements, share repurchases, commitments and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement. We believe that the most strategic uses of our cash resources include strategic investments to further enhance our manufacturing and distribution processes, acquisitions, payment of debt principal and interest, and working capital requirements. We are not aware of any trends, demands, commitments or uncertainties that will result or are reasonably likely to result in a material change in our liquidity.

Share Repurchase Program

Since mid-1998, we have repurchased 5,125,000 shares for $140.7 million. Board authorization remains at March 31, 2005, for the purchase of an additional 1,000,000 shares. No treasury shares were purchased during the quarter. A portion of the repurchased common stock is being used by us to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for our employee 401(k) plans.

Contractual Obligations

Our long-term operating leases are reported in our 2004 Annual Report on Form 10-K. The long-term operating leases have not materially changed since the 2004 Form 10-K. Our obligations for debt are listed below and in Note 6 of this report.

	Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Debt	$276.0	$16.4	$29.0	$173.8	$56.8

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

Table 1
Reconciliation of Income before income taxes to EBIT and EBITDA

(Dollars in thousands)

Three months ended March 31,	2005	2004

(Loss) income before income taxes	$(2,435)	$857
Add: Interest expense	3,378	3,576

Earnings before interest and income taxes (EBIT)	943	4,433
Add: Depreciation and amortization	8,385	7,812

Earning before interest, taxes, deprecation and amortization (EBITDA)	$9,328	$12,245

Table 2
Summary of Capacity Realignment Charge

(Dollars in thousands)

Three months ended March 31,	2005

Fixed asset removal costs	$148
Employee termination costs & other	2,849

Total pretax capacity realignment charges	$2,997

Table 3
Reconciliation of Non-GAAP Financial Measures for Capacity Realignment Charge

(Dollars in thousands except per-share amounts)

Three months ended March 31,	2005	2004

Reported net (loss) income	$(1,647)	$565
Capacity realignment charge – net of tax	2,008	—

Net income excluding capacity realignment charge	$361	$565

Diluted earnings per share:
Reported net (loss) income	$(0.12)	$0.04
Capacity realignment charge – net of tax	0.15	—

Net income per diluted share excluding capacity realignment charge	$0.03	$0.04

Table 4
Reconciliation of net cash provided by operating activities to free cash flow

(Dollars in thousands)

Three months ended March 31,	2005	2004

Net cash (used in) provided by operating activities	$(11,151)	$453
Less:
Capital expenditures	10,405	7,966
Acquisition and related costs	28,948	—

Free flow cash	$(50,504)	$(7,513)

Table 5
Reconciliation of trade working capital

(Dollars in thousands)

Three months ended March 31,	2005	2004

Accounts receivable	$73,919	$67,522
Plus:
Inventories	141,022	126,625
Less:
Accounts payable	43,887	43,140

Trade working capital	$171,054	$151,007

Item 3. Qualitative and Quantitative Disclosures about Market Risk

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

Interest Rates

We are exposed to market risk associated with changes in interest rates in the U.S. and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $50 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for our borrowings related to the Rate Agreements at March 31, 2005, excluding applicable fees, is 6.0% per year, and the total interest rate, including applicable fees, is 7.8% per year. The average maturity of these Rate Agreements is 0.8 years at March 31, 2005. Debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 4.1% per year at March 31, 2005. We had $143.8 million of debt subject to fluctuating interest rates at March 31, 2005. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.4 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparts.

Natural Gas

We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our domestic manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider our forecasted natural gas requirements of our domestic manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally six or more months in the future; with smaller quantities hedged beyond this time frame. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affects our earnings.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)

January 1 to January 31, 2005	—	—	—	1,000,000
February 1 to February 28, 2005	—	—	—	1,000,000
March 1 to March 31, 2005	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1) We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for this plan.

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

LIBBEY INC.

Date May 10, 2005	By	/s/ Scott M. Sellick

Scott M. Sellick,
Vice President, Chief Financial Officer
(duly authorized principal financial officer)