Form 10-Q
period 2005-06-30
LIBBEY INC
filed 2005-08-09
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12084
Libbey Inc.
(Exact name of registrant as specified in its charter)

Delaware	34-1559357

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Common Stock, $.01 par value – 13,941,405 shares at July 25, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority owned subsidiaries (Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended June 30,
	2005	2004
Revenues:
Net sales	$144,538	$135,752
Freight billed to customers	481	564

Total revenues	145,019	136,316

Cost of sales (1)	117,963	103,394

Gross profit	27,056	32,922

Selling, general and administrative expenses (1)	20,367	17,486
Special charges(1)	4,197	—

Income from operations	2,492	15,436

Equity (loss) earnings – pretax	(752)	1,456
Other income	431	588

Earnings before interest and income taxes and minority interest	2,171	17,480

Interest expense	3,464	3,516

(Loss) income before income taxes and minority interest	(1,293)	13,964
(Credit) provision for income taxes	(427)	4,599

(Loss) income before minority interest	(866)	9,365

Minority interest (2)	(4)	—

Net (loss) income	$(870)	$9,365

Net (loss) income per share:
Basic	$(0.06)	$0.68

Diluted	$(0.06)	$0.68

Dividends per share	$0.10	$0.10

See accompanying notes

(1) Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements

(2) Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Six months ended June 30,
	2005	2004
Revenues:
Net sales	$274,322	$258,875
Freight billed to customers	978	1,055

Total revenues	275,300	259,930

Cost of sales (1)	227,205	204,692

Gross profit	48,095	55,238

Selling, general and administrative expenses (1)	38,321	34,479
Special charges(1)	7,194	—

Income from operations	2,580	20,759

Equity (loss) earnings – pretax	(198)	67
Other income	732	1,087

Earnings before interest and income taxes and minority interest	3,114	21,913

Interest expense	6,842	7,092

(Loss) income before income taxes and minority interest	(3,728)	14,821
(Credit) provision for income taxes	(1,230)	4,891

(Loss) income before minority interest	(2,498)	9,930

Minority interest (2)	(21)	—

Net (loss) income	$(2,519)	$9,930

Net (loss) income per share:
Basic	$(0.18)	$0.73

Diluted	$(0.18)	$0.73

Dividends per share	$0.20	$0.20

See accompanying notes

(1) Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements

(2) Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$2,540	$6,244
Accounts receivable – net	72,637	67,522
Inventories – net	139,860	126,625
Deferred taxes	8,747	7,462
Prepaid and other current assets	5,884	3,308

Total current assets	229,668	211,161

Other assets:
Repair parts inventories	6,823	6,965
Intangible pension asset	22,140	22,140
Software – net	4,147	3,301
Other assets	4,802	4,131
Investments	82,122	82,125
Purchased intangible assets – net	11,402	12,314
Goodwill – net	55,269	53,689

Total other assets	186,705	184,665
Property, plant and equipment – net	209,477	182,378

Total assets	$625,850	$578,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$12,200	$9,415
Accounts payable	42,219	43,140
Salaries and wages	13,964	13,481
Accrued liabilities	35,824	25,515
Deposit liability	16,623	16,623
Special charges reserve	4,491	3,025
Income taxes	2,475	5,839
Long-term debt due within one year	825	115

Total current liabilities	128,621	117,153

Long-term debt	246,653	215,842
Deferred taxes	12,147	12,486
Pension liability	42,068	36,466
Nonpension postretirement benefits	46,052	45,716
Other long-term liabilities	7,263	6,978

Total liabilities	482,804	434,641
Minority interest	21	—

Total liabilities including minority interest	482,825	434,641
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,685,210 shares issued in 2004)	187	187
Capital in excess of par value	301,025	300,922
Treasury stock, at cost, 4,757,673 shares (4,879,310 shares issued in 2004)	(133,594)	(135,865)
Retained earnings	1,634	6,925
Accumulated other comprehensive loss	(26,227)	(28,606)

Total shareholders’ equity	143,025	143,563

Total liabilities and shareholders’ equity	625,850	$578,204

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2005	2004
Operating activities:
Net (loss) income	$(870)	$9,365
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,066	7,631
Equity loss (earnings) – net of tax	444	(1,058)
Minority interest	4	—
Change in accounts receivable	197	(7,105)
Change in inventories	(791)	(5,432)
Change in accounts payable	3,748	783
Special charges	6,411	—
Special charges cash payments	(4,155)	—
Other operating activities	9,588	6,294

Net cash provided by operating activities	22,642	10,478

Investing activities:
Additions to property, plant and equipment	(8,709)	(8,859)
Crisal acquisition and related costs	(42)	—

Net cash used in investing activities	(8,751)	(8,859)

Financing activities:
Net bank credit facility activity	(8,756)	(5,000)
Other net borrowings	(3,429)	6,602
Stock options exercised	—	88
Dividends	(1,386)	(1,366)
Other	25	(838)

Net cash used in financing activities	(13,546)	(514)

Increase in cash	345	1,105

Cash at beginning of period	2,195	1,250

Cash at end of period	$2,540	$2,355

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$4,175	$2,452
Cash paid (net of refunds received) during the quarter for income taxes	$142	$76
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net (loss) income	$(2,519)	$9,930
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,451	15,443
Equity loss (earnings) – net of tax	29	(127)
Minority interest	21	—
Change in accounts receivable	(1,697)	(6,258)
Change in inventories	(4,511)	(8,601)
Change in accounts payable	(7,886)	(4,655)
Special charges	9,408	—
Special charges cash payments	(5,896)	—
Other operating activities	8,091	5,400

Net cash provided by operating activities	11,491	11,132

Investing activities:
Additions to property, plant and equipment	(19,114)	(17,026)
Crisal acquisition and related costs	(28,990)	—

Net cash used in investing activities	(48,104)	(17,026)

Financing activities:
Net bank credit facility activity	32,880	(5,000)
Other net borrowings	2,713	13,738
Stock options exercised	99	328
Dividends	(2,768)	(2,728)
Other	(15)	(838)

Net cash provided by financing activities	32,909	5,500

Effect of exchange rate fluctuations on cash	—	(1)

Decrease in cash	(3,704)	(395)

Cash at beginning of period	6,244	2,750

Cash at end of period	$2,540	$2,355

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$5,993	$4,747
Cash paid (net of refunds received) during the period income taxes	$5,248	$1,310
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
Basis of Presentation The Condensed Consolidated Financial Statements include Libbey Inc. and its majority owned subsidiaries (Libbey or the Company). Our fiscal year end is December 31. We record our 49% interest in Vitrocrisa using the equity method. At June 30, 2005, we owned 95% of Crisal-Cristalaria Automática S.A. (Crisal). Our 95% controlling interest requires that Crisal’s operations be consolidated in the Condensed Consolidated Financial Statements. The 5% equity interest of Crisal that is not owned by us is shown as a minority interest in the Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.

Condensed Consolidated Statements of Operations Net sales in our Condensed Consolidated Statements of Operations include revenue earned when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehousing, shipping and delivery costs, royalty expense and other costs.
Reclassifications Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the periods ended June 30, 2005.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 Revised). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective beginning January 1, 2006. We are currently evaluating SFAS No. 123 Revised and intend to implement it in the first quarter of 2006. We do not presently have an estimate of its effect on our financial statements.
The FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overhead costs to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. We do not presently expect the effects of adoption to be significant.

3. Balance Sheet Details
The following tables provide detail of selected balance sheet items:

	June 30,	December 31,
	2005	2004
Accounts receivable:
Trade receivables	$70,468	$64,744
Other receivables	2,169	2,778

Total accounts receivable, less allowances of $7,794 and $7,661	$72,637	$67,522

Inventories:
Finished goods	$128,895	$115,691
Work in process	5,378	6,017
Raw materials	4,812	4,109
Operating supplies	775	808

Total inventories, less allowances and LIFO reserve of $17,837 and $17,779	$139,860	$126,625

Prepaid and other current assets:
Prepaid expenses	$2,528	$3,147
Derivative assets	3,356	161

Total prepaid and other current assets	$5,884	$3,308

Other assets:
Deposits	$1,511	$1,661
Finance fees – net of amortization	1,807	2,002
Capitalized site demolition cost	352	—
Other	1,132	468

Total other assets	$4,802	$4,131

Accrued liabilities:
Accrued incentives	$19,445	$12,881
Workers compensation & medical liabilities	5,335	4,318
Interest	1,980	1,538
Derivative liabilities	149	1,375
Commissions payable	737	756
Accrued non-income taxes	884	83
Other	7,294	4,564

Total accrued liabilities	$35,824	$25,515

Other long-term liabilities:
Deferred liability	$938	$689
Guarantee of Vitrocrisa debt	421	421
Other	5,904	5,868

Total other long-term liabilities	$7,263	$6,978

4. Acquisitions
On January 10, 2005, we purchased 95 percent of the shares of Crisal-Cristalaria Automática S.A. (Crisal) located in Marinha Grande, Portugal, from Vista Alegre Atlantis SGPS, SA. The cash transaction was valued at approximately €28 million. Pursuant to the agreement, we will acquire the remaining shares of Crisal for approximately €2 million approximately three years after the closing date, provided that Crisal meets a specified target relating to earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement provides that, if Crisal does not meet the specified target, we will acquire the remaining shares of Crisal for one euro. In addition, the agreement provides that, if Crisal meets other specified EBITDA and net sales targets, we will pay the seller an earn-out payment in the amount of €5.5 million no earlier than three years after the closing date of January 10, 2005. In the event that any contingent payments are made according to the agreement, the payments will be reflected as additional purchase price.
Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories, and the majority of its sales are in Portugal and Spain. This acquisition of another European glassware manufacturer is complementary to our 2002 acquisition of Royal Leerdam, a maker of fine European glass stemware. Royal Leerdam’s primary markets are located in countries in northern Europe. These acquisitions are consistent with our external growth strategy to be a supplier of high-quality, machine-made glass tableware products to key markets worldwide.
The following allocation of the purchase price for the Crisal acquisition is based on preliminary data and will change when the results of the valuation of inventory, fixed assets and certain identifiable intangible assets are finalized. We expect to finalize the purchase price allocations during the second half of 2005:

Current assets	$16,461
Property, plant and equipment	34,308
Other assets	1
Goodwill	2,599

Total assets acquired	53,369

Less liabilities assumed:
Current liabilities	18,491
Long-term liabilities	5,888

Total liabilities assumed	24,379

Cash purchase price	$28,990

Crisal’s results of operations are included in our Condensed Consolidated Financial Statements as of January 11, 2005. Pro forma results for both the prior-year period and the period from January 1 through January 10, 2005, are not included, as they are considered immaterial.
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

Condensed balance sheet information for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) is as follows:

	June 30,	December 31,
	2005	2004

Current assets	$104,713	$88,195
Non-current assets	102,177	100,274

Total assets	206,890	188,469
Current liabilities	71,729	69,426
Non-current liabilities	110,740	93,962

Total liabilities	182,469	163,388

Net assets	$24,421	$25,081

Condensed statements of operations for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) are as follows:

Three months ended June 30,	2005	2004

Total revenues	$49,063	$48,490
Cost of sales	41,130	39,270

Gross profit	7,933	9,220
Selling, general and administrative expenses	6,001	5,650

Income from operations	1,932	3,570
Remeasurement (loss) gain	(895)	507
Other expense	(237)	(22)

Earnings before interest and taxes	800	4,055
Interest expense	2,333	1,083

(Loss) earnings before income taxes	(1,533)	2,972
Income taxes	(626)	813

Net (loss) income	$(907)	$2,159

Six months ended June 30,	2005	2004

Total revenues	$94,532	$90,968
Cost of sales	77,829	77,588

Gross profit	16,703	13,380
Selling, general and administrative expenses	11,328	11,016

Income from operations	5,375	2,364
Remeasurement (loss) gain	(807)	327
Other expense	(770)	(123)

Earnings before interest and taxes	3,798	2,568
Interest expense	4,202	2,430

(Loss) earnings before income taxes	(404)	138
Income taxes	(344)	(120)

Net (loss) income	$(60)	$258

6. Borrowings
Borrowings consist of the following:

	Interest	Maturity	June 30,	December 31,
	Rate	Date	2005	2004

Borrowings under credit facility	floating	June 24, 2009	$140,593	$113,690
Senior notes	3.69%	March 31, 2008	25,000	25,000
Senior notes	5.08%	March 31, 2013	55,000	55,000
Senior notes	floating	March 31, 2010	20,000	20,000
Promissory note	6.00%	July 2005 to September 2016	2,200	2,267
Notes payable	floating	July 2005	12,200	9,415
Obligations under capital leases	4.36%	July 2005 to May 2007	2,583	—
Other debt	4.00%	September 2009	2,102	—

Total borrowings			259,678	225,372
Less — current portion of borrowings			13,025	9,530

Total long-term portion of borrowings			$246,653	$215,842

We were in compliance with all debt agreement covenants as of June 30, 2005, and December 31, 2004.
Revolving Credit Facility
In June 2004, Libbey Glass Inc. and Libbey Europe B.V. entered into an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with a group of banks that provides for an unsecured Revolving Credit and Swing Line Facility (Facility). We entered into an amendment to the Agreement in December 2004. The Agreement permits borrowings up to an aggregate total of $250 million, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at our option at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.30% and 1.20%, respectively, at June 30, 2005. The weighted average annual interest rate on these borrowings at June 30, 2005, was 3.8%.
Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent, as defined in the Revolving Credit Agreement, of $125 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings permitted under the Agreement. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans, as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 1.70% and 1.20%, respectively, at June 30, 2005.

Under the Agreement, we may also elect to borrow up to a maximum of $125 million under a Negotiated Rate Loan alternative at negotiated rates of interest. The Agreement also provides for the issuance of $30 million of letters of credit, which are applied against the $250 million limit. At June 30, 2005, we had $6.6 million in letters of credit outstanding under the Facility.
We pay a Facility Fee, as defined in the Agreement, on the total credit provided under the Facility. The Facility Fee varies depending on our performance against certain financial ratios. The Facility Fee was 0.30% at June 30, 2005.
No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.
Senior Notes
We issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average annual interest rate of 4.65%, with an initial average maturity of 8.4 years and a remaining average maturity of 5.9 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at June 30, 2005, on the $20 million debt was 4.1% per year.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2005 and December 31, 2004, we had $2.2 million and $2.3 million outstanding on the promissory note, respectively.
Obligations Under Capital Leases
We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were acquired in the Crisal acquisition (see Note 4). The cost of the equipment under capital leases is included in the Condensed Consolidated Balance Sheet as property, plant and equipment and the related depreciation expense is included in the Condensed Consolidated Statements of Operations.
The future minimum lease payments required under the capital leases as of June 30, 2005, are as follows:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years

Capital leases	$2,583	$670	$1,332	$581

Interest Rate Protection Agreements
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $50 million of debt to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert $50 million of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at June 30, 2005, excluding applicable fees, was 6.0% per year and the total interest rate, including applicable fees, was 7.5% per year. The average maturity of these Rate Agreements was 0.5 years at June 30, 2005. Total remaining debt not covered by the Rate Agreements with fluctuating interest rates has a weighted average rate of 3.7% per year at

June 30, 2005. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.
The fair market value of the Rate Agreements at June 30, 2005, was $(0.6) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements prior to their expiration dates.
7. Special Charges
Capacity Realignment
In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and began realignment of production among our other domestic glass manufacturing facilities.
We recorded a pretax charge of $0.8 million in the second quarter of 2005 and $3.8 million in the first six months of 2005, related to the closure of the City of Industry facility and realignment of our production capacity. These charges were primarily for employee termination and other costs. During the third and fourth quarters of 2004, we incurred a pretax charge of $14.5 million related to the closure of the City of Industry facility and realignment of our production capacity.
In December 2004, we sold approximately 27 acres of property in City of Industry, California, for net proceeds of $16.6 million. Pursuant to the purchase agreement, the buyer has leased the property back to us in order to enable us to cease operations, to relocate certain equipment to our other glassware manufacturing facilities, to demolish the buildings on the property and to perform related site work, as required by the purchase agreement. We anticipate that all demolition and required remediation will be completed on or before December 31, 2005.
The annual base rent payable under the lease is $1 (one dollar) until December 31, 2005. As stated above, we anticipate that the demolition, site work and remediation will be completed, and the lease terminated, on or before December 31, 2005. If, however, this work is not completed by December 31, 2005, the monthly lease payment increases to $0.2 million.
Because the risks and rewards of ownership have not been unconditionally transferred to the buyer at June 30, 2005, and the property site development activities have not been completed, we continue to carry the land and building on our Condensed Consolidated Balance Sheet. The cash received in December 2004 was recorded as a deposit liability at December 31, 2004. The cost of demolition of the buildings and related site work was estimated by an independent third party to be between $4 and $6 million. We will capitalize these costs in 2005 because we ultimately expect to recover these development costs and the net book value of the land and building of $8.4 million. Assuming our estimated site preparation costs are reasonably accurate, we expect to recognize a gain, in the fourth quarter of 2005, equal to the excess of the deposit received over the net book value of the land and building, including the capitalized site development costs.

The following table summarizes the capacity realignment charge incurred through June 30, 2005:

	Twelve months	Three months	Six months	Total
	ended December	ended	ended	estimated
	31, 2004	June 30, 2005	June 30, 2005	charge

Pension & postretirement welfare	$4,621	$—	$—	$4,621
Inventory write-down	1,905	—	—	1,905

Included in cost of sales	6,526	—	—	6,526

Fixed asset relocation costs	4,678	372	520	5,300
Net gain on land sale	—	—	—	(2,600)
Employee termination costs & other	3,315	475	3,324	7,500

Included in special charges	7,993	847	3,844	10,200

Total pretax capacity realignment charge	$14,519	$847	$3,844	$16,726

The following reflects the balance sheet activity related to the capacity realignment for the three months ended June 30, 2005:

	Balance at	Total				Balance at
	March 31,	charge to	Cash	Inventory	Non-cash	June 30,
	2005	earnings	payments	disposition	utilization	2005

Pension & postretirement welfare	$—	$—	$—	$—	$—	$—
Inventory write-down	1,266	—	—	(808)	—	458
Land proceeds received	16,623	—	—	—	—	16,623
Capitalized site demolition costs			(352)			(352)
Fixed asset relocation costs	—	372	(372)	—	—	—
Employee termination costs & other	4,205	475	(3,431)	—	(107)	1,142

Total	$22,094	$847	$(4,155)	$(808)	$(107)	$17,871

The following reflects the balance sheet activity related to the capacity realignment for the six months ended June 30, 2005:

	Balance at	Total				Balance at
	December	charge to	Cash	Inventory	Non-cash	June 30,
	31, 2004	earnings	payments	disposition	utilization	2005

Pension & postretirement welfare	$—	$—	$—	$—	$—	$—
Inventory write-down	1,517	—	—	(1,059)	—	458
Land proceeds received	16,623	—	—	—	—	16,623
Capitalized site demolition costs			(352)			(352)
Fixed asset relocation costs	—	520	(520)	—	—	—
Employee termination costs & other	3,025	3,324	(5,024)	—	(183)	1,142

Total	$21,165	$3,844	$(5,896)	$(1,059)	$(183)	$17,871

Balance sheet classification is as follows: the inventory reserve of $0.5 million is included in the inventories line item, $16.6 million is included in deposit liability, $(0.4) million is included in other assets and $1.1 million is included in the line item special charges reserve on the Condensed Consolidated Balance Sheet.
Salary Reduction Program
In the second quarter of 2005, we reduced our North American salaried workforce by seven percent, or approximately 50 employees, in order to reduce our overall costs. This resulted in a pretax charge of $5.6 million in the second quarter of 2005.
The following table summarizes the salary reduction charge incurred through June 30, 2005:

	Three months	Six months	Total
	ended June 30,	ended June 30,	estimated
	2005	2005	charge

Pension & postretirement welfare	$867	$867	$867

Included in cost of sales	867	867	867

Pension & postretirement welfare	1,347	1,347	1,347

Included in selling, general and administrative expenses	1,347	1,347	1,347

Employee termination costs	3,350	3,350	3,350

Included in special charges	3,350	3,350	3,350

Total pretax salary reduction charge	$5,564	$5,564	$5,564

The pension and postretirement welfare expenses are further explained in Notes 8 and 9.

The following reflects the balance sheet activity related to the salary reduction program for the three months ended June 30, 2005:

	Balance at	Total			Balance at
	March 31,	charge to	Cash	Non-cash	June 30,
	2005	earnings	payments	utilization	2005

Pension & postretirement welfare	$—	$2,214	$—	$(2,214)	$—
Employee termination costs & other	—	3,350	—	—	3,350

Total	$—	$5,564	$—	$(2,214)	$3,350

The employee termination costs and other of $3.4 million are included in the line item special charges reserve on the Condensed Consolidated Balance Sheet.
Summary of Special Charges:
The following table summarizes the capacity realignment and salary reduction program charges and their classifications on the Condensed Consolidated Statements of Operations:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Cost of sales	$867	$867
Selling, general and administrative expenses	1,347	1,347
Special charges	4,197	7,194

Total special charges	$6,411	$9,408

8. Pension
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam and Leerdam Crystal, both located in the Netherlands.

Effect on Operations
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2005	2004	2005	2004	2005	2004

Service cost	$1,676	$1,447	$236	$151	$1,912	$1,598
Interest cost	3,514	3,402	408	384	3,922	3,786
Expected return on plan assets	(4,209)	(4,950)	(545)	(456)	(4,754)	(5,406)
Amortization of unrecognized:
Prior service cost	570	372	(99)	(90)	471	282
Gain	755	53	—	—	755	53
Curtailment charge	1,614	—	—	—	1,614	—

Pension expense (credit)	$3,920	$324	$0	$(11)	$3,920	$313

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2005	2004	2005	2004	2005	2004

Service cost	$3,349	$3,037	$472	$302	$3,821	$3,339
Interest cost	7,135	6,988	813	768	7,948	7,756
Expected return on plan assets	(8,542)	(9,630)	(1,090)	(912)	(9,632)	(10,542)
Amortization of unrecognized:
Prior service cost	1,135	744	(198)	(180)	937	564
Gain	1,273	285	—	—	1,273	285
Curtailment charge	1,614	—	—	—	1,614	—

Pension expense (credit)	$5,964	$1,424	$(3)	$(22)	$5,961	$1,402

In the second quarter of 2005, we incurred a pension curtailment charge of $1.6 million as a result of a planned reduction in our North American salaried workforce of approximately 50 employees. Due to the reduction of the salaried workforce, the U.S. pension plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75% to 5.00%. This revaluation resulted in additional net periodic benefit cost of $0.2 million in the second quarter of 2005, which is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31. The salary reduction plan is explained in further detail in Note 7.
We expect to contribute $0.2 million to our U.S. pension plans and $1.6 million to our non-U.S. plan in 2005. Through the second quarter of 2005, there have been no contributions to the U.S. plans and contributions totaling $0.8 million to the non-U.S. plan.

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
Effect on Operations
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2005	2004	2005	2004	2005	2004

Service cost	$224	$187	$—	$—	$224	$187
Interest cost	538	388	37	36	575	424
Amortization of unrecognized:
Prior service cost	(220)	(479)	—	—	(220)	(479)
Gain (loss)	60	(34)	(13)	(4)	47	(38)
Curtailment charge	304	—	—	—	304	—

Nonpension postretirement benefit expense	$906	$62	$24	$32	$930	$94

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2005	2004	2005	2004	2005	2004

Service cost	$441	$452	$—	$—	$441	$452
Interest cost	1,082	1,006	74	77	1,156	1,083
Amortization of unrecognized:
Prior service cost	(440)	(958)	—	—	(440)	(958)
Gain (loss)	84	(13)	(15)	(4)	69	(17)
Curtailment charge	304	—	—	—	304	—

Nonpension postretirement benefit expense	$1,471	$487	$59	$73	$1,530	$560

In the second quarter of 2005, we incurred a nonpension postretirement curtailment charge of $0.3 million as a result of a planned reduction in our North American salaried workforce of approximately 50 employees. Due to the reduction of the salaried workforce, the U.S. postretirement plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75% to 5.00%. This revaluation resulted in additional net periodic benefit cost of $0.1 million in the second quarter of 2005, which is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31. The salary reduction plan is explained in further detail in Note 7.

10. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Three months ended June 30,	2005	2004

Numerator for basic and diluted earnings per share—net (loss) income which is available to common shareholders	$(870)	$9,365
Denominator for basic earnings per share—weighted-average shares outstanding	13,868,957	13,677,714
Effect of dilutive securities—employee stock options and employee stock purchase plan (ESPP) (1)	—	21,535

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	13,868,957	13,699,249

Basic (loss) earnings per share	$(0.06)	$0.68
Diluted (loss) earnings per share	$(0.06)	$0.68

Six months ended June 30,	2005	2004

Numerator for basic and diluted earnings per share—net (loss) income which is available to common shareholders	$(2,519)	$9,930
Denominator for basic earnings per share—weighted-average shares outstanding	13,843,813	13,653,458
Effect of dilutive securities—employee stock options and employee stock purchase plan (ESPP) (1)	—	28,280

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	13,843,813	13,681,738

Basic (loss) earnings per share	$(0.18)	$0.73
Diluted (loss) earnings per share	$(0.18)	$0.73

(1)	The effect of employee stock options and the employee stock purchase plan (ESPP), 181 shares for the quarter ended June 30, 2005 and 1,715 shares for the six month period ended June 30, 2005, was anti-dilutive and thus not included in the earnings per share calculation.
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

Three months ended June 30,	2005	2004

Net (loss) income:
Reported net (loss) income	$(870)	$9,365

Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	229	313

Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	16	—

Pro forma net (loss) income	$(1,083)	$9,052

Basic (loss) earnings per share:

Reported basic (loss) earnings per share	$(0.06)	$0.68

Pro forma basic (loss) earnings per share	$(0.08)	$0.66

Diluted earnings (loss) earnings per share:

Reported diluted (loss) earnings per share	$(0.06)	$0.68

Pro forma diluted (loss) earnings per share	$(0.08)	$0.66

Six months ended June 30,	2005	2004

Net (loss) income:

Reported net (loss) income	$(2,519)	$9,930

Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	430	606

Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	32	—

Pro forma net (loss) income	$(2,917)	$9,324

Basic (loss) earnings per share:

Reported basic (loss) earnings per share	$(0.18)	$0.73

Pro forma basic (loss) earnings per share	$(0.21)	$0.68

Diluted earnings (loss) earnings per share:

Reported diluted (loss) earnings per share	$(0.18)	$0.73

Pro forma diluted (loss) earnings per share	$(0.21)	$0.68

12. Derivatives
As of June 30, 2005, we had Interest Rate Protection Agreements for $50.0 million of our variable rate debt, and commodity contracts for 2,950,000 million British Thermal Units (MMBTUs) of natural gas, with a fair value of $3.4 million, accounted for under hedge accounting. The fair value of these derivatives is included in accrued liabilities and other assets on the balance sheet for the Rate Agreements and commodity contracts, respectively. At June 30, 2004, we had Rate Agreements for $75.0 million of our variable rate debt and commodity contracts for 1,290,000 MMBTUs of natural gas.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions.
All of our derivatives qualify and are designated as cash flow hedges at June 30, 2005. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the second quarter of 2005 and 2004 was not material.

13. Comprehensive Income
Components of comprehensive income are as follows:

Three months ended June 30,	2005	2004

Net (loss) income	$(870)	$9,365
Change in fair value of derivative instruments (see detail below)	(359)	978
Effect of exchange rate fluctuation	(150)	(516)

Comprehensive (loss) income	$(1,379)	$9,827

Six months ended June 30,	2005	2004

Net (loss) income	$(2,519)	$9,930
Change in fair value of derivative instruments (see detail below)	2,671	1,921
Effect of exchange rate fluctuation	(292)	(423)

Comprehensive (loss) income	$(140)	$11,428

Accumulated other comprehensive loss (net of tax) includes:

	June 30, 2005	December 31, 2004

Minimum pension liability and intangible pension asset	$27,594	$27,594
Derivatives	(1,373)	1,297
Exchange rate fluctuation	6	(285)

Total	$26,227	$28,606

The change in other comprehensive income for derivative instruments for the Company is as follows:

Three months ended June 30,	2005	2004

Change in fair value of derivative instruments	$(576)	$1,909
Less:
Income tax effect	217	(931)

Other comprehensive income related to derivatives	$(359)	$978

Six months ended June 30,	2005	2004

Change in fair value of derivative instruments	$4,280	$3,421
Less:
Income tax effect	(1,609)	(1,500)

Other comprehensive income related to derivatives	$2,671	$1,921

14. Barter Transactions
We entered into a barter transaction during the first quarter of 2005, exchanging inventory with a net book value of $1.1 million for barter credits to be utilized on future purchased goods and services. During the second quarter of 2005, we wrote down the credits from $1.1 million to $0.4 million, reflecting our revised estimate of fair value. The write-down was a non-cash transaction. The net credits recorded of $0.4 million were recorded at the fair value of the inventory exchanged, net of fees, in accordance with EITF 93-11 “Accounting for Barter Transactions Involving Barter Credits” and are included in prepaid and other current assets in our Condensed Consolidated Balance Sheet.
Such barter credits are redeemable for a percentage of various goods and services negotiated with vendors. We regularly evaluate the recoverability of such assets and expect to utilize the fair value of the credits over the next twelve months.
15. Guarantees
The paragraphs below describe our guarantees, in accordance with Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
The debt of Libbey Glass Inc. and Libbey Europe B.V, pursuant to the Amended and Restated Revolving Credit Agreement and the privately placed senior notes, is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a €10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Condensed Consolidated Financial Statements. See Note 6 for further disclosure on debt of Libbey.
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
On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a Credit Agreement to which they are a party. Our portion of the guarantee is for 31% of the total $75 million Credit Agreement, up to a maximum amount of $23.0 million. At June 30, 2005 and December 31, 2004, $23.0 million that was guaranteed by us was outstanding. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. We would be obligated in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. In exchange for the guarantee, we receive a fee. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in the Condensed Consolidated Balance Sheet as an increase in other long-term liabilities with an offset to Investments.
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
On March 30, 2005, Libbey Inc. entered into a guarantee pursuant to which it has guaranteed to BP Energy Company the obligation of Libbey Glass Inc. to pay for natural gas supplied by BP Energy Company to Libbey Glass Inc. Libbey Glass Inc. currently purchases natural gas from BP Energy Company under an agreement that expires on December 31, 2006. The obligations of Libbey Inc. to guarantee payment by Libbey Glass Inc. for purchases under that agreement is limited to $3.0 million, including costs of collection, if any.
On July 29, 2005, Libbey Inc. entered into a guarantee for the benefit of FR Caddo Parish, LLC pursuant to which Libbey Inc. guarantees the payment and performance by Libbey Glass Inc. of its obligation under an Industrial Building Sublease Agreement with respect to the development of a new distribution center in Shreveport, Louisiana. The underlying lease is for a term of 20 years.
16. Subsequent Event
In late July 2005, we announced that we are pursuing the possible purchase of the remaining 51 percent of the shares of Vitrocrisa from Vitro S.A. Vitrocrisa is currently a joint venture between Libbey and Vitro S.A., with Libbey owning 49 percent of the shares and Vitro S.A. owning 51 percent of the shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. These factors are discussed under “Other Information” in the section “Qualitative and Quantitative Disclosures About Market Risk.”
Overview
During the first six months of 2005, Libbey undertook several key strategic projects that will enhance our long-term financial performance. These key initiatives were as follows:
•	In January 2005, we acquired 95 percent of the shares of Crisal-Cristalaria Automática S.A. (Crisal) located in Marinha Grande, Portugal. Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories. Royal Leerdam, acquired in 2002, and Crisal are complementary and key to our growth strategy to supply high-quality, machine-made glass tableware products to key markets worldwide.

•	In February 2005, we ceased operations at our manufacturing facility in City of Industry, California and began realignment of production among our other domestic glass manufacturing facilities. The pretax charge during the quarter and six-month period ended June 30, 2005, was $0.8 million and $3.8 million, respectively. In 2004, we incurred a pretax charge of $14.5 million, for a total project to date charge of $18.3 million as of June 30, 2005. Due to the closure of the City of Industry facility and realignment of production among our other domestic glass manufacturing facilities, we experienced savings of $1.5 million in the second quarter of 2005. Beginning in the third quarter of 2005, annualized savings are expected to be between $11 to $13 million on a pretax basis.

•	In June 2005, we reduced our North American salaried workforce by seven percent, or approximately 50 employees, in order to reduce our overall costs. This resulted in a pretax charge of $5.6 million in the second quarter of 2005. The charge is for pension and postretirement welfare expenses and other employee termination costs. Upon completion of this salary reduction in June 2005, we have reduced our salaried workforce by over ten percent, or approximately 80 employees, during the first six months of 2005, in addition to the reductions associated with the closing of our facility in California. The annual savings from these salaried workforce reductions is expected to be $4.5 million starting in the third quarter of 2005.

•	Our capital spending during the first six months of 2005 was $19.1 million, as we executed our plan to improve inspection techniques and further improve productivity in our factories. This also included capital spending of $2.9 million to procure land use rights and rebuild machinery and equipment for our new glass tableware manufacturing facility in China.

•	During the first six months of 2005, capital spending for our new glass tableware manufacturing facility in China was $2.9 million, as mentioned above. This new facility will provide us with low cost manufacturing capabilities in a growing glass tableware market. We anticipate total expenditures for this new facility to be $46 million. During the third quarter of 2005, we plan to break ground in China, with the production facility to be operational in early 2007.

Results of Operations — Second Quarter 2005 compared with Second Quarter 2004
Dollars in thousands, except percentages and per-share amounts

			Variance
			In	In
Three months ended June 30,	2005	2004	dollars	percent

Net Sales	$144,538	$135,752	$8,786	6.5%

Gross profit	$27,056	$32,922	$(5,866)	(17.8)%
gross profit margin	18.7%	24.3%

Income from operations (IFO)	$2,492	$15,436	$(12,944)	(83.9)%
IFO margin	1.7%	11.4%

Earnings before interest, income taxes and minority interest (EBIT)(1)	$2,171	$17,480	$(15,309)	(87.6)%
EBIT margin	1.5%	12.9%

Earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA)(1)	$10,237	$25,111	$(14,874)	(59.2)%
EBITDA margin	7.1%	18.5%

Net (loss) income	$(870)	$9,365	$(10,235)	(109.3)%
net income margin	(0.6)%	6.9%

Diluted net (loss) income per share	$(0.06)	$0.68	$(0.74)	(108.8)%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 below for a reconciliation of income before income taxes to EBIT and EBITDA.
For the quarter-ended June 30, 2005, sales increased 6.5 percent to $144.5 million from $135.8 million in the year-ago quarter. Our acquisition in January 2005 of Crisal increased sales by approximately seven percent. In addition, sales of World Tableware, Traex and Royal Leerdam products increased in the second quarter of 2005 compared to the prior year period. Sales to customers located outside of the United States increased over nine percent in the second quarter of 2005 compared to the prior year period. Sales to foodservice glassware customers were down slightly, while sales to retail and industrial glassware customers were down over nine percent, largely attributable to our earlier decision to discontinue the sale of some low margin products.
In the second quarter of 2005, we reduced our North American salaried workforce by seven percent in order to reduce our overall costs (see Note 7 to the Condensed Consolidated Financial Statements). This resulted in a pretax charge of $5.6 million in the second quarter of 2005. In addition, we incurred special charges for the capacity realignment of $0.8 million during the second quarter of 2005. Table 2 below provides more detail on these charges. The following table summarizes the special charges and their classification on the Condensed Consolidated Statements of Operations:

Three months ended
June 30, 2005

Cost of sales	$867
Selling, general and administrative expenses	1,347
Special charges	4,197

Total special charges	$6,411

Gross profit was $27.1 million and 18.7 percent of sales in the second quarter of 2005, compared to $32.9 million and 24.3 percent of sales in the second quarter of 2004. Factors contributing to the decrease in gross profit were reduced capacity utilization of $3.8 million and higher pension and postretirement welfare expenses. Of the $5.6 million charge for the salary reduction program, expense of $0.9 million was included in cost of sales for additional pension and postretirement welfare expenses related to manufacturing and distribution employees that were terminated.
We recorded income from operations of $2.5 million in the second quarter of 2005, which included special charges of $6.4 million, as detailed in Table 2 below and further explained in Note 7 to the Condensed Consolidated Financial Statements. This compares to income from operations of $15.4 million in the year-ago period. The special charges are for capacity realignment associated with the closure of our glass tableware manufacturing facility in City of Industry, California in February 2005 and a planned reduction of our North American salaried workforce in the second quarter of 2005. The reduction in income from operations was caused by the gross profit reduction discussed above and $6.4 million of special charges. Selling, general and administrative expenses increased $2.9 million compared to the year-ago period. This increase was partially due to $1.3 million of additional pension and postretirement welfare expenses for selling, general and administrative employees that were terminated as part of the salary reduction program. In addition, selling, general and administrative expenses increased as a result of the acquisition of Crisal.
Earnings before interest and income taxes (EBIT) were $2.2 million in the second quarter of 2005, compared to $17.5 million in the year-ago quarter. The reduced EBIT was a result of lower income from operations and an equity loss from Vitrocrisa, our joint venture in Mexico, compared to the prior year period. Pretax equity loss from Vitrocrisa was $0.8 million, as compared to pretax earnings of $1.5 million in the second quarter of 2004. The decreased equity earnings were a result of increased maintenance and other manufacturing costs, lower machine activity, higher natural gas costs, a remeasurement loss on a stronger Mexican peso and higher interest expense but were partially offset by improved margin on sales. For a reconciliation of EBIT to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.
Net loss for the second quarter of 2005 was $0.9 million, or a loss of 6 cents per diluted share, compared to net income of $9.4 million, or 68 cents per diluted share, in the year-ago period. Diluted earnings per share for the quarter, as detailed in Table 3 below, excluding special charges, were 25 cents per diluted share, as compared to 68 cents per diluted share in the prior year quarter.

Results of Operations — First Six Months 2005 compared with First Six Months 2004
Dollars in thousands, except percentages and per-share amounts

			Variance
			in	in
Six months ended June 30,	2005	2004	dollars	percent

Net Sales	$274,322	$258,875	$15,447	6.0%

Gross profit	$48,095	$55,238	$(7,143)	(12.9)%
gross profit margin	17.5%	21.3%

Income from operations (IFO)	$2,580	$20,759	$(18,179)	(87.6)%
IFO margin	0.9%	8.0%

Earnings before interest and income taxes (EBIT) (1)	$3,114	$21,913	$(18,799)	(85.8)%
EBIT margin	1.1%	8.5%

Earnings before interest, taxes, depreciation and amortization (EBITDA) (1)	$19,565	$37,356	$(17,791)	(47.6)%
EBITDA margin	7.1%	14.4%

Net (loss) income	$(2,519)	$9,930	$(12,449)	(125.4)%
net income margin	(0.9)%	3.8%

Diluted net (loss) income per share	$(0.18)	$0.73	$(0.91)	(124.7)%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 below for a reconciliation of income before income taxes to EBIT and EBITDA.
For the six months ended June 30, 2005, sales increased 6.0 percent to $274.3 million from $258.9 million in the year ago period. Our acquisition in January 2005 of Crisal increased sales by six percent during the first six months of 2005, compared to the prior year period. In addition, sales of Royal Leerdam products, World Tableware products and Traex plastic products increased in the six-month period ended June 30, 2005, compared to the prior year period. Sales to customers located outside of the United States increased over five percent compared to the prior year period. Partially offsetting these increases were lower glassware shipments to foodservice, retail and industrial customers.
During the first six months of 2005, we reduced our North American salaried workforce by seven percent in order to reduce our overall costs (see Note 7 to the Condensed Consolidated Financial Statements). This resulted in a pretax charge of $5.6 million in 2005. In addition, we incurred special charges for the capacity realignment of $3.8 million during the first six months of 2005. Table 2 below provides more detail on these charges. The following table summarizes the special charges and their classification on the Condensed Consolidated Statements of Operations:

Six months ended
June 30, 2005

Cost of sales	$867
Selling, general and administrative expenses	1,347
Special charges	7,194

Total special charges	$9,408

Gross profit was $48.1 million and 17.5 percent of sales in the first six months of 2005, compared to $55.2 million and 21.3 percent of sales in the first six months of 2004. Factors contributing to the decrease in gross profit were reduced capacity utilization of $5.7 million and higher pension and postretirement welfare expenses. Of the $5.6 million charge for the salary reduction program, $0.9 million expense was included in cost of sales for additional pension and postretirement welfare expenses related to manufacturing and distribution employees that were terminated. Upon completion of this salary reduction in June 2005, we have reduced our salaried workforce by over ten percent during the first six months of 2005, in addition to the reductions associated with the closing of our facility in California. The annual savings expected from these salary workforce reductions is expected to be $4.5 million per year starting in the third quarter of 2005.
We recorded income from operations of $2.6 million in the first six months of 2005, which included special charges of $9.4 million (see Note 7 to the Condensed Consolidated Financial Statements), as detailed in Table 2 below. This compares to income from operations of $20.8 million in the year-ago period. The reduction in income from operations was caused by the gross profit reduction discussed above and $9.4 million of special charges. Selling, general and administrative expenses increased $3.8 million compared to the year-ago period. This increase was partially due to $1.3 million of additional pension and postretirement welfare expenses for selling, general and administrative employees that were terminated as part of the salary reduction program. In addition, selling, general and administrative expenses increased as a result of the acquisition of Crisal.
Earnings before interest and income taxes (EBIT) were $3.1 million in the first six months of 2005, compared to $21.9 million in the year-ago period. The reduced EBIT was a result of lower income from operations and an equity loss from Vitrocrisa, compared to the prior year period. Pretax equity loss from Vitrocrisa was $0.2 million, as compared to pretax earning of $0.1 million in the prior year period. Other income decreased by $0.4 million primarily as the result of lower technical assistance income in the first six months of 2005 compared to the prior year period. For a reconciliation of EBIT to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.
Net loss for the first six months of 2005 was $2.5 million, or a loss of 18 cents per diluted share, compared to net income of $9.9 million, or 73 cents per diluted share, in the year-ago period. Interest expense decreased $0.3 million as a result of lower interest rates. Diluted earnings per share for the first six months of 2005, as detailed in Table 3 below, excluding special charges, were 27 cents per diluted share, as compared to 73 cents per diluted share in the first six months of 2004.

Capital Resources and Liquidity
Cash Flow
The following table presents key drivers to free cash flow:
Dollars in thousands, except percentages

			Variance
Three months ended June 30,	2005	2004	In dollars	In percent

Net cash provided by operating activities	$22,642	$10,478	$12,164	116.1%
Capital expenditures	8,709	8,859	(150)	(1.7)%
Acquisitions and related costs	42	—	42	100.00%

Free cash flow (a)	$13,891	$1,619	$12,272	758.0%

(a)	We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures and acquisition and related costs), a non-GAAP financial measure, is a useful metric for evaluating our financial performance as it is a measure in which we internally assess performance.
Our net cash provided by operating activities was $22.6 million in the second quarter of 2005, compared to $10.5 million in the prior year quarter, or an increase of $12.2 million. The primary driver of the increased cash provided by operating activities was cash provided by working capital of $3.2 million in the second quarter of 2005 compared to cash used for working capital requirements of $11.8 million in the prior year period. Our free cash flow was $13.9 million during the second quarter of 2005 compared to $1.6 million in the prior year period, an increase of $12.3 million, mainly attributable to the change in net cash provided by operating activities.
Dollars in thousands, except percentages

			Variance
Six months ended June 30,	2005	2004	In dollars	In percent

Net cash provided by operating activities	$11,491	$11,132	$359	3.2%
Capital expenditures	19,114	17,026	2,088	12.3%
Acquisitions and related costs	28,990	—	28,990	100.00%

Free cash flow (a)	$(36,613)	$(5,894)	$(30,719)	521.2%

(a)	We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures and acquisition and related costs), a non-GAAP financial measure, is a useful metric for evaluating our financial performance as it is a measure in which we internally assess performance.
Net cash used in operating activities was $11.5 million during the first six months of 2005, compared to $11.1 million during the year-ago period. Working capital in the first six months of 2005 used cash of $14.1 million, while cash used in the prior year period was $19.5 million. Offsetting this decrease in cash used, was lower net income offset by cash used relating to special charges. Capital expenditures increased by $2.1 million when comparing the first six months of 2005 to 2004, primarily for strategic capital initiatives and planned machine and equipment rebuilds. Free cash flow was $30.7 million less than in the year-ago period, primarily as the result of the increase in capital expenditures and the acquisition of Crisal for $29.0 million in 2005.

Working Capital
The following table presents working capital items:
Dollars in thousands, except percentages, DSO, Inventory turns and DPO

			Variance
	June 30,	December 31,
	2005	2004	In dollars	In percent

Accounts receivable	$72,637	$67,522	$5,115	7.6%
DSO (1)	42.1	41.2

Inventories	139,860	126,625	13,235	10.5%
Inventory turns (2)	3.6	3.5

Accounts payable	42,219	43,140	(921)	(2.1)%
DPO (3)	24.8	33.8

Working capital	$170,278	$151,007	$19,271	12.8%
Percentage of net sales	29.7%	27.7%

(1)	Days sales outstanding (DSO) measures the number of days it takes, based on a 90-day average, to turn receivables into cash.

(2)	Inventory turns measures the number of times per year, based on a 90-day average, in which our inventory turns.

(3)	Days payable outstanding (DPO) measures the number of days it takes, to pay the balances of our accounts payable.
Working capital, defined as inventories and accounts receivable less accounts payable, was $170.3 million at June 30, 2005, which includes working capital associated with Crisal of $11.4 million. This is compared to working capital at December 31, 2004 of $151.0 million. Our working capital is higher at June 30, 2005, compared to December 31, 2004, due to seasonal working capital requirements. We reduced both our inventories and accounts receivable during the second quarter of 2005, which was offset by lower accounts payable.
Borrowings
The following table presents our total borrowings:

	Interest		June 30,	December 31,
	Rate	Maturity Date	2005	2004

Borrowings under credit facility	Floating	June 24, 2009	$140,593	$113,690
Senior notes	3.69%	March 31, 2008	25,000	25,000
Senior notes	5.08%	March 31, 2013	55,000	55,000
Senior notes	Floating	March 31, 2010	20,000	20,000
Promissory note	6.00%	July 2005 to September 2016	2,200	2,267
Notes payable	Floating	July 2005	12,200	9,415
Obligations under capital leases	4.36%	July 2005 to May 2007	2,583	—
Other debt	4.00%	September 2009	2,102	—

Total borrowings			$259,678	$225,372

We had total borrowings of $259.7 million at June 30, 2005, compared to $225.4 million at December 31, 2004. The $34.3 million increase in debt is attributable to the reduction in free cash flow discussed above and $4.7 million of debt assumed in the Crisal acquisition. The $4.7 million of debt assumed is in addition to the $29.0 million of debt used to acquire Crisal, which is included in the free cash flow for the quarter-ended June 30, 2005. For the second quarter of 2005, we reduced our total debt by $16.3 million primarily due to the $12.2 million of free cash flow as mentioned above.

In June 2004, Libbey Glass Inc. and Libbey Europe B.V. entered into an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with a group of banks that provided for an unsecured Revolving Credit and Swing Line Facility. The Agreement is further detailed in Note 6 to the Condensed Consolidated Financial Statements. The new Agreement is for a five-year term, maturing June 24, 2009. We had additional debt capacity at June 30, 2005, under the Revolving Credit Agreement of $102.8 million.
We have issued $100 million of privately placed senior notes. Eighty million dollars of the notes have an average interest rate of 4.65%, with an initial average maturity of 8.4 years and a remaining average maturity of 5.9 years. The additional $20 million has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The floating interest rate on the $20 million debt at June 30, 2005 was 4.1%.
Of our total outstanding indebtedness, $122.8 million was subject to fluctuating interest rates at June 30, 2005. A change of one percent in such rates would have resulted in a change in interest expense of approximately $1.2 million on an annual basis as of June 30, 2005.
We have entered into Interest Rate Protection Agreements with respect to $50 million of our debt. The average fixed rate of interest under these Interest Rate Protection Agreements is 6.0%, and the total interest rate, including applicable fees, is 7.5%. The average maturity of these Interest Rate Protection Agreements was 0.5 years at June 30, 2005.
We believe that our free cash flow and available borrowings under the Revolving Credit Agreement, private placement senior notes and other short-term lines of credit will be sufficient to fund our operating requirements, capital expenditures, share repurchases, commitments and all other obligations (including debt service and dividends) throughout the remaining term of the Revolving Credit Agreement. We believe that the most strategic uses of our cash resources include strategic investments to further enhance our manufacturing and distribution processes, acquisitions, payment of debt principal and interest, and working capital requirements. We are not aware of any trends, demands, commitments or uncertainties that will result or are reasonably likely to result in a material change in our liquidity.
Share Repurchase Program
Since mid-1998, we have repurchased 5,125,000 shares of our common stock for $140.7 million. As of June 30, 2005, we have Board authorization to purchase an additional 1,000,000 shares. No treasury shares were purchased during the quarter. A portion of the repurchased common stock is being used by us to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for our employee 401(k) plans.
Contractual Obligations
Our long-term operating leases are reported in our 2004 Annual Report on Form 10-K. The long-term operating leases have not materially changed since the 2004 Form 10-K. Our obligations for debt and capital leases are listed below and further described in Note 6 to the Condensed Consolidated Financial Statements.

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Capital leases	$2,583	$670	$1,332	$581	—
Debt	$257,095	$12,315	$25,230	$162,925	$56,625

In addition to the above, we have commercial commitments for letters of credit and guarantees. Our letters of credit outstanding at June 30, 2005, totaled $6.6 million. For further detail with respect to our guarantees, see Note 15 to the Condensed Consolidated Financial Statements

Reconciliation of Non-GAAP Financial Measures
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
Table 1
Reconciliation of Income before income taxes to EBIT and EBITDA
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

(Loss) income before income taxes	$(1,293)	$13,964	$(3,728)	$14,821
Add: Interest expense	3,464	3,516	6,842	7,092

Earnings before interest and income taxes (EBIT)	2,171	17,480	3,114	21,913
Add: Depreciation and amortization	8,066	7,631	16,451	15,443

Earning before interest, taxes, deprecation and amortization (EBITDA)	$10,237	$25,111	$19,565	$37,356

Table 2
Summary of Special Charges
(Dollars in thousands)

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Capacity realignment:
Fixed asset write-down	$372	$520
Severance & benefits	—	2,019
Miscellaneous	475	1,305

Total pretax capacity realignment charges	$847	$3,844

Salary reduction program:
Pension & retiree welfare	$867	$867

Included in cost of sales	867	867

Pension & retiree welfare	1,347	1,347

Included in selling, general & administrative expenses	1,347	1,347

Employee termination costs	3,350	3,350

Included in special charges	3,350	3,350

Total pretax salary reduction program	$5,564	$5,564

Total special charges	$6,411	$9,408

Table 3
Reconciliation of Non-GAAP Financial Measures for Special Charges
(Dollars in thousands except per-share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Reported net (loss) income	$(870)	$9,365	$(2,519)	$9,930
Special charges – net of tax	4,295	—	6,303	—

Net income excluding special charges	$3,425	$9,365	$3,784	$9,930

Diluted (loss) earnings per share:
Reported net (loss) income	$(0.06)	$0.68	$(0.18)	$0.73
Special charges – net of tax	0.31	—	0.45	—

Net income per diluted share excluding special charges	$0.25	$0.68	$0.27	$0.73

Table 4
Reconciliation of net cash provided by operating activities to free cash flow
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net cash (used in) provided by operating activities	$22,642	$10,478	$11,491	$11,132
Less:
Capital expenditures	8,709	8,859	19,114	17,026
Acquisition and related costs	42	—	28,990	—

Free cash flow	$13,891	$1,619	$(36,613)	$(5,894)

Table 5
Reconciliation of working capital
(Dollars in thousands)

	June 30, 2005	December 31, 2004

Accounts receivable	$72,637	$67,522
Plus:
Inventories	139,860	126,625
Less:
Accounts payable	42,219	43,140

Working capital	$170,278	$151,007

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
Interest Rates
We are exposed to market risk associated with changes in interest rates in the U.S. and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $50 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert $50 million of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for our borrowings related to the Rate Agreements at June 30, 2005, excluding applicable fees, was 6.0% per year, and the total interest rate, including applicable fees, was 7.5% per year. The average maturity of these Rate Agreements was 0.5 years at June 30, 2005. Debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 3.7% per year at June 30, 2005. We had $122.8 million of debt subject to fluctuating interest rates at June 30, 2005. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.2 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our domestic manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider our forecasted natural gas requirements of our domestic manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally six or more months in the future, with smaller quantities hedged beyond this time frame. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affects our earnings.
Pension
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our pension benefit obligations and related pension expense. Changes in the equity and debt securities markets affect the performance of our pension plan asset performance and related pension expense.

Other Information
This document contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements. These forward-looking statements reflect only our best assessment at this time, and may be identified by the use of words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or similar phrases. Such forward-looking statements involve risks and uncertainty; actual results may differ materially from such statements, and undue reliance should not be placed on such statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. Important factors potentially affecting our performance include, but are not limited to:
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (1)

April 1 to April 30, 2005	—	—	—	1,000,000
May 1 to May 31, 2005	—	—	—	1,000,000
June 1 to June 30, 2005	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for this plan.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of the Company was held on May 5, 2005. At the meeting, action was taken with respect to the following matters:
(a)	William A. Foley, Deborah G. Miller and Terence P. Stewart were reelected as directors of the Company. The terms of office of Carlos V. Duno, Peter C. McC. Howell, John F. Meier, Carol B. Moerdyk, Gary L. Moreau and Richard I. Reynolds continued after the meeting.
The number of shares cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter considered at the meeting were as follows:

				Abstentions /
	Shares Voted	Shares Voted	Shares	Broker Non-
	For	Against	Withheld	Votes

1. Election of Directors
William A. Foley	11,574,402	—	508,275	—
Deborah G. Miller	11,772,255	—	310,422	—
Terence P. Stewart	10,772,565	—	1,310,112	—
There were no broker non-votes included in the results of the election of directors.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.
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

LIBBEY INC.

Date August 9, 2005	By	/s/ Scott M. Sellick

Scott M. Sellick,
Vice President, Chief Financial Officer
(duly authorized principal financial officer)