Form 10-Q
period 2005-09-30
LIBBEY INC
filed 2005-11-09
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value — 13,976,415 shares at October 28, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
1. Description of the Business
2. Significant Accounting Policies
6. Borrowings
7. Special Charges
9. Nonpension Postretirement Benefits
10. Net Income per Share of Common Stock
11. Employee Stock Benefit Plans
12. Derivatives
13. Comprehensive Income
14. Barter Transactions
15. Guarantees
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Exhibit 10.1 Amendment No 2 and Waiver to Credit Agreement
Exhibit 10.2 Amendment to the Not Purchase Agreement
Exhibit 10.3 Waiver Agreement
Exhibit 31.1 Certification of CEO Pursuant to Section 302
Exhibit 31.2 Certification of CFO Pursuant to Section 302
Exhibit 32.1 Certification of CEO Pursuant to Section 906
Exhibit 32.2 Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority owned subsidiaries (Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year-ended December 31, 2005.
The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2005	2004
Revenues:
Net sales	$135,573	$131,790
Freight billed to customers	444	476

Total revenues	136,017	132,266

Cost of sales (1)	108,750	111,919

Gross profit	27,267	20,347

Selling, general and administrative expenses (1)	16,788	15,771
Special charges(1)	487	5,748

Income (loss) from operations	9,992	(1,172)

Equity loss — pretax	(1,183)	(914)
Other income	923	478

Earnings (loss) before interest and income taxes and minority interest	9,732	(1,608)

Interest expense	3,398	3,175

Income (loss) before income taxes and minority interest	6,334	(4,783)
Provision (credit) for income taxes	2,090	(1,579)

Income (loss) before minority interest	4,244	(3,204)

Minority interest (2)	(77)	—

Net income (loss)	$4,167	$(3,204)

Net income (loss) per share:
Basic	$0.30	$(0.23)

Diluted	$0.30	$(0.23)

Dividends per share	$0.10	$0.10

See accompanying notes

(1)	Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements

(2)	Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2005	2004
Revenues:
Net sales	$409,895	$390,665
Freight billed to customers	1,422	1,531

Total revenues	411,317	392,196

Cost of sales (1)	335,955	316,611

Gross profit	75,362	75,585

Selling, general and administrative expenses (1)	55,109	50,250
Special charges(1)	7,681	5,748

Income from operations	12,572	19,587

Equity loss — pretax	(1,381)	(847)
Other income	1,655	1,565

Earnings before interest and income taxes and minority interest	12,846	20,305

Interest expense	10,240	10,267

Income before income taxes and minority interest	2,606	10,038
Provision for income taxes	860	3,312

Income before minority interest	1,746	6,726

Minority interest (2)	(98)	—

Net income	$1,648	$6,726

Net income per share:
Basic	$0.12	$0.49

Diluted	$0.12	$0.49

Dividends per share	$0.30	$0.30

See accompanying notes

(1)	Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements

(2)	Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30,	December 31,	September 30,
	2005	2004	2004
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash	$1,242	$6,244	$1,488
Accounts receivable — net	75,122	67,522	66,863
Inventories — net	147,848	126,625	141,366
Deferred taxes	8,847	7,462	7,402
Prepaid and other current assets	18,660	3,308	6,476

Total current assets	251,719	211,161	223,595
Other assets:
Repair parts inventories	7,126	6,965	6,579
Intangible pension asset	22,140	22,140	15,512
Software — net	4,492	3,301	3,208
Other assets	6,257	4,131	3,273
Investments	81,271	82,125	87,123
Purchased intangible assets — net	14,576	12,314	12,166
Goodwill — net	56,281	53,689	53,052

Total other assets	192,143	184,665	180,913
Property, plant and equipment — net	204,608	182,378	174,578

Total assets	$648,470	$578,204	$579,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15,748	$9,415	$19,308
Accounts payable	53,551	43,140	39,594
Salaries and wages	14,809	13,481	13,262
Accrued liabilities	25,604	25,515	23,124
Deposit liability	16,623	16,623	—
Special charges reserve	3,029	3,025	2,982
Income taxes	7,650	5,839	4,147
Long-term debt due within one year	243,857	115	115

Total current liabilities	380,871	117,153	102,532

Long-term debt	5,829	215,842	231,947
Deferred taxes	13,252	12,486	15,528
Pension liability	43,741	36,466	26,513
Nonpension postretirement benefits	45,882	45,716	46,805
Other long-term liabilities	6,628	6,978	6,300

Total liabilities	496,203	434,641	429,625
Minority interest	98	—	—

Total liabilities including minority interest	496,301	434,641	429,625
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,685,210 shares issued in 2004)	187	187	187
Capital in excess of par value	301,025	300,922	300,916
Treasury stock, at cost, 4,725,941 shares (4,879,310 shares issued in 2004)	(133,049)	(135,865)	(136,466)
Retained earnings	4,403	6,925	6,778
Accumulated other comprehensive loss	(20,397)	(28,606)	(21,954)

Total shareholders’ equity	152,169	143,563	149,461

Total liabilities and shareholders’ equity	$648,470	$578,204	$579,086

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$4,167	$(3,204)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,160	7,027
Equity loss — net of tax	791	475
Minority interest	77	—
Change in accounts receivable	(2,685)	(3,373)
Change in inventories	(11,773)	(6,769)
Change in accounts payable	11,516	4,520
Loss on sale of assets	315	—
Special charges	487	11,734
Special charges cash payments	(2,843)	(17)
Other operating activities	(7,957)	(11,754)

Net cash provided by (used in) operating activities	1,255	(1,361)

Investing activities:
Additions to property, plant and equipment	(7,389)	(11,598)
Dividends from equity investments	—	980
Proceeds from sale of assets	223	—

Net cash used in investing activities	(7,166)	(10,618)

Financing activities:
Net bank credit facility activity	3,030	7,380
Other net borrowings	3,514	4,971
Stock options exercised	—	163
Dividends	(1,394)	(1,375)
Other	(537)	(27)

Net cash provided by financing activities	4,613	11,112

Decrease in cash	(1,298)	(867)

Cash at beginning of period	2,540	2,355

Cash at end of period	$1,242	$1,488

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$2,448	$1,761
Cash paid (net of refunds received) during the quarter for income taxes	$(50)	$118
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$1,648	$6,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,611	22,470
Equity loss — net of tax	967	348
Minority interest	98	—
Change in accounts receivable	(4,382)	(10,431)
Change in inventories	(16,284)	(15,836)
Change in accounts payable	3,630	2,341
Loss on sale of assets	294	—
Special charges	9,895	11,734
Special charges cash payments	(8,739)	(17)
Other operating activities	8	(7,564)

Net cash provided by operating activities	12,746	9,771

Investing activities:
Additions to property, plant and equipment	(26,503)	(28,624)
Dividends from equity investments	—	980
Proceeds from sale of assets	223	—
Crisal acquisition and related costs	(28,990)	—

Net cash used in investing activities	(55,270)	(27,644)

Financing activities:
Net bank credit facility activity	35,910	2,380
Other net borrowings	6,227	18,709
Stock options exercised	99	491
Dividends	(4,162)	(4,103)
Other	(552)	(865)

Net cash provided by financing activities	37,522	16,612

Effect of exchange rate fluctuations on cash	—	(1)

Decrease in cash	(5,002)	(1,262)

Cash at beginning of period	6,244	2,750

Cash at end of period	$1,242	$1,488

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$8,726	$9,289
Cash paid (net of refunds received) during the period for income taxes	$5,198	$1,428
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
2. Significant Accounting Policies
See our Form 10-K for the year-ended December 31, 2004 for a description of significant accounting policies not listed below.
Basis of Presentation The Condensed Consolidated Financial Statements include Libbey Inc. and its majority-owned subsidiaries (Libbey or the Company). Our fiscal year end is December 31. We record our 49% interest in Vitrocrisa using the equity method. At September 30, 2005, we owned 95% of Crisal-Cristalaria Automática S.A. (Crisal). Our 95% controlling interest requires that Crisal’s operations be consolidated in the Condensed Consolidated Financial Statements. The 5% equity interest of Crisal that is not owned by us is shown as a minority interest in the Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.

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
Reclassifications Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the period ended September 30, 2005.
New Accounting Standards
In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 supersedes FAS No. 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. Up until the third quarter of 2005, we had elected to defer accounting for the effects of the Act pending clarification of the Act on our nonpension postretirement plans. Now, in the third quarter of 2005, with guidance from the Centers for Medicare and Medicaid Services, we have determined the effects of the Act on our nonpension postretirement plans and included them in our Condensed Consolidated Financial Statements. See Note 9.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 Revised). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost to be recognized in our financial statements. This new standard is effective beginning January 1, 2006. We are currently evaluating SFAS No. 123 Revised and intend to implement it in the first quarter of 2006. We do not presently have an estimate of its effect on our financial statements.
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

3. Balance Sheet Details
The following tables provide detail of selected balance sheet items:

	September 30,	December 31,	September 30,
	2005	2004	2004

Accounts receivable:
Trade receivables	$72,194	$64,744	$63,003
Other receivables	2,928	2,778	3,860

Total accounts receivable, less allowances of $8,123, $7,661 and $6,343	$75,122	$67,522	$66,863

Inventories:
Finished goods	$136,185	$115,691	$129,398
Work in process	5,197	6,017	6,635
Raw materials	5,932	4,109	4,433
Operating supplies	534	808	900

Total inventories, less allowances and LIFO reserve of $17,725, $17,779 and $17,722	$147,848	$126,625	$141,366

Prepaid and other current assets:
Prepaid expenses	$4,074	$3,147	$4,266
Derivative assets	13,236	161	2,210
Capitalized site demolition cost	1,350	—	—

Total prepaid and other current assets	$18,660	$3,308	$6,476

Other assets:
Deposits	$1,448	$1,661	$1,473
Finance fees — net of amortization	2,191	2,002	1,575
Other	2,618	468	225

Total other assets	$6,257	$4,131	$3,273

Accrued liabilities:
Accrued incentives	$8,027	$12,881	$9,229
Workers compensation & medical liabilities	5,513	4,318	4,181
Interest	3,102	1,538	2,584
Derivative liabilities	161	1,375	2,032
Commissions payable	774	756	754
Accrued non-income taxes	836	83	(247)
Other	7,191	4,564	4,591

Total accrued liabilities	$25,604	$25,515	$23,124

Other long-term liabilities:
Deferred liability	$908	$689	$1,198
Guarantee of Vitrocrisa debt	421	421	421
Other	5,299	5,868	4,681

Total other long-term liabilities	$6,628	$6,978	$6,300

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
The following allocation of the purchase price for the Crisal acquisition is based on preliminary data and will change when the results of the valuation of inventory, fixed assets and certain identifiable intangible assets are finalized. We expect to finalize the purchase price allocations during the fourth quarter of 2005:

Current assets	$13,215
Property, plant and equipment	31,754
Other assets	1
Intangible assets	4,187
Goodwill	3,770

Total assets acquired	52,927

Less liabilities assumed:
Current liabilities	18,551
Long-term liabilities	5,386

Total liabilities assumed	23,937

Cash purchase price	$28,990

Crisal’s results of operations are included in our Condensed Consolidated Financial Statements as of January 11, 2005. Pro forma results for both the prior-year period and the period from January 1 through January 10, 2005, are not included, as they are considered immaterial.
In late July 2005, we announced that we are pursuing the possible purchase of the remaining 51 percent of the shares of Vitrocrisa from Vitro S.A. We are still pursuing this possible purchase. Vitrocrisa is currently a joint venture between Libbey and Vitro S.A., with Libbey owning 49 percent of the shares and Vitro S.A. owning 51 percent of the shares. See Note 5.

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
Condensed balance sheet information for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP) is as follows:

	September 30,	December 31,	September 30,
	2005	2004	2004

Current assets	$92,881	$88,195	$87,658
Non-current assets	95,708	100,274	99,070

Total assets	188,589	188,469	186,728
Current liabilities	80,341	69,426	60,528
Non-current liabilities	86,727	93,962	98,699

Total liabilities	167,068	163,388	159,227

Net assets	$21,521	$25,081	$27,501

Condensed statements of operations for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP) are as follows:

Three months ended September 30,	2005	2004

Total revenues	$46,937	$49,521
Cost of sales	41,469	42,795

Gross profit	5,468	6,726
Selling, general and administrative expenses	5,689	5,723

(Loss) income from operations	(221)	1,003
Remeasurement loss	69	387
Other expense	109	247

(Loss) earnings before interest and taxes	(399)	369
Interest expense	2,016	2,235

Loss before income taxes	(2,415)	(1,866)
Income taxes	(501)	(702)

Net loss	$(1,914)	$(1,164)

Nine months ended September 30,	2005	2004

Total revenues	$141,469	$140,490
Cost of sales	119,298	120,384

Gross profit	22,171	20,106
Selling, general and administrative expenses	17,017	16,739

Income from operations	5,154	3,367
Remeasurement loss	876	60
Other expense	879	370

Earnings before interest and taxes	3,399	2,937
Interest expense	6,217	4,665

Loss before income taxes	(2,818)	(1,728)
Income taxes	(845)	(822)

Net loss	$(1,973)	$(906)

6. Borrowings
Borrowings consist of the following:

	Interest		September 30,	December 31,	September 30,
	Rate	Maturity Date	2005	2004	2004

Borrowings under credit facility	floating	June 24,2009	$143,032	$113,690	$129,761
Senior notes	3.69%	March 31,2008	25,000	25,000	25,000
Senior notes	5.08%	March 31,2013	55,000	55,000	55,000
Senior notes	floating	March 31,2010	20,000	20,000	20,000
Promissory note	6.00%	September 2005 to
		September 2016	2,166	2,267	2,301
Notes payable	floating	September 2005	15,748	9,415	19,308
Obligations under capital leases	4.36%	September 2005 to
		May 2007	2,401	—	—
Other debt	4.00%	September 2009	2,087	—	—

Total borrowings			265,434	225,372	251,370
Less — current portion of borrowings			259,605	9,530	19,423

Total long-term portion of borrowings			$5,829	$215,842	$231,947

We were in compliance with all debt agreement covenants as of September 30, 2005, December 31, 2004, and September 30, 2004.
Some of the above borrowings require maintenance of certain financial covenants. On September 30, 2005, as previously reported in our Form 8-K filed October 4, 2005, we amended the terms of our Revolving Credit Facility (Facility) and our Senior Notes. The amendment temporarily reduced the Facility from $250 million to $195 million for the period September 30 to December 30, 2005, and increased the leverage ratio covenants under both the Facility and the Senior Notes from 3.50 to 1.00 to 4.25 to 1.00 at September 30, 2005. The amendment also provided for the waiver by the lenders of the leverage ratio covenant for the period from October 1, 2005, to December 29, 2005. At December 30, 2005, the leverage ratio covenant will return to 3.50 to 1.00. Based upon our forecast for the fourth quarter 2005, we expect to have a leverage ratio in excess of 3.50 to 1. Because we currently do not have further waivers or amendments of, or commitments to refinance these agreements, the borrowings under these agreements are classified as short term at September 30, 2005. However, we expect to refinance or amend these agreements in the fourth quarter of 2005 and are in the process of pursuing such amendments or financing commitments.
Revolving Credit Facility
In June 2004, Libbey Glass Inc. and Libbey Europe B.V. entered into an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with a group of banks that provides for an unsecured Revolving Credit and Swing Line Facility (Facility). We entered into amendments to the Agreement in December 2004 and September 2005 (as described above). The Agreement permits borrowings up to an aggregate total of $195 million from September 30 to December 30, 2005, and $250 million thereafter, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans, as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest, at our option, at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans, as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.35% and 1.35%, respectively, at September 30, 2005. The weighted average annual interest rate on these borrowings at September 30, 2005, was 4.3%.
Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent, as defined in the Revolving Credit Agreement, of $125 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings permitted under the Agreement. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans, as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 1.85% and 1.35%, respectively, at September 30, 2005.
Under the Agreement, we may also elect to borrow up to a maximum of $125 million under a Negotiated Rate Loan alternative at negotiated rates of interest. The Agreement also provides for the issuance of $30 million of letters of credit, which are applied against the $195 million limit. At September 30, 2005, we had $8.4 million in letters of credit outstanding under the Facility.
We pay a Facility Fee, as defined in the Agreement, on the total credit provided under the Facility. The Facility Fee varies depending on our performance against certain financial ratios. The Facility Fee was 0.4% at September 30, 2005.
No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.
Senior Notes
We issued $100 million of privately placed senior notes in March 2003. Eighty million dollars of the notes have an average annual interest rate of 4.65%, with an initial average maturity of 8.4 years and a remaining average maturity of 5.6 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at September 30, 2005, on the $20 million debt was 4.54% per year.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas, warehouse facility. At September 30, 2005, December 31, 2004 and September 30, 2004; we had $2.2 million, $2.3 million, and $2.3 million outstanding on the promissory note, respectively.
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

The future minimum lease payments required under the capital leases as of September 30, 2005, are as follows:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years

Capital leases	$2,401	$670	$1,316	$415

Interest Rate Protection Agreements
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $25 million of debt to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert $25 million of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2005, excluding applicable fees, was 5.3% per year and the total interest rate, including applicable fees, was 7.1% per year. The average maturity of these Rate Agreements was 0.9 years at September 30, 2005. Total remaining debt not covered by the Rate Agreements with fluctuating interest rates has a weighted average rate of 4.2% per year at September 30, 2005. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.
The fair market value of the Rate Agreements at September 30, 2005, was $(0.2) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements prior to their expiration dates.
7. Special Charges
Capacity Realignment
In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and began realignment of production among our other domestic glass manufacturing facilities.
We recorded a pretax charge of $0.5 million in the third quarter of 2005 and $4.3 million in the first nine months of 2005 related to the closure of the City of Industry facility and realignment of our production capacity. These charges were primarily for employee termination and other costs. During the third and fourth quarters of 2004, we incurred a pretax charge of $14.5 million related to the closure of the City of Industry facility and realignment of our production capacity.
In December 2004, we sold approximately 27 acres of property in City of Industry, California, for net proceeds of $16.6 million. Pursuant to the purchase agreement, the buyer has leased the property back to us in order to enable us to cease operations, to relocate certain equipment to our other glassware manufacturing facilities, to demolish the buildings on the property and to perform related site work, as required by the purchase agreement. Demolition of all above-ground structures has been completed, and we are taking the final steps to demolish subsurface utility lines, to grade the property and to confirm that all environmental remediation that we were required to perform in fact has been performed as required. We anticipate that these steps will be completed on or before December 31, 2005.
The annual base rent payable under the lease is $1 (one dollar) until December 31, 2005. As stated above, we anticipate that the demolition, site work and remediation will be completed, and the lease terminated, on or before December 31, 2005. If, however, this work is not completed by December 31, 2005, the monthly lease payment increases to $0.2 million.
Because the risks and rewards of ownership have not been unconditionally transferred to the buyer at September 30, 2005, and the property site development activities have not been completed, we continue to carry the land and building on our Condensed Consolidated Balance Sheet. The cash received in December 2004 was recorded as a deposit liability at December 31, 2004. The cost of demolition of the buildings and related site work was estimated by an independent third party to be between $4 and $6 million. We have been capitalizing these costs in 2005 because we ultimately expect to recover these development costs and the net book value of the land and building of $8.4 million. Assuming our estimated site preparation costs are reasonably accurate, we expect to recognize a gain, in the fourth quarter of 2005, equal to the excess of the deposit received over the net book value of the land and building, including the capitalized site development costs.
The following table summarizes the capacity realignment charge incurred through September 30, 2005:

	Year ended	Three months ended	Nine months ended	Total estimated
	December 31, 2004	September 30, 2005	September 30, 2005	charge

Pension & postretirement welfare	$4,621	$—	$—	$4,621
Inventory write-down	1,905	—	—	1,905

Included in cost of sales	6,526	—	—	6,526
Fixed asset relocation costs	4,678	130	650	5,300
Net gain on land sale	—	—	—	(2,600)
Employee termination costs & other	3,315	357	3,681	7,500

Included in special charges	7,993	487	4,331	10,200

Total pretax capacity realignment charge	$14,519	$487	$4,331	$16,726

The following reflects the balance sheet activity related to the capacity realignment for the three months ended September 30, 2005:

	Balance at	Total charge to		Inventory		Balance at
	June 30, 2005	earnings	Cash payments	disposition	Non-cash utilization	September 30, 2005

Pension & postretirement welfare	$—	$—	$—	$—	$—	$—
Inventory write-down	458	—	—	(458)	—	—
Land proceeds received	16,623	—	—	—	—	16,623
Capitalized site demolition costs	(352)	—	(998)	—	—	(1,350)
Fixed asset relocation costs	—	130	(130)	—	—	—
Employee termination costs & other	1,142	357	(801)	—	(146)	552

Total	$17,871	$487	$(1,929)	$(458)	$(146)	$15,825

The following reflects the balance sheet activity related to the capacity realignment for the nine months ended September 30, 2005:

	Balance at	Total charge to		Inventory		Balance at
	December 31, 2004	earnings	Cash payments	disposition	Non-cash utilization	September 30, 2005

Pension & postretirement welfare	$—	$—	$—	$—	$—	$—
Inventory write-down	1,517	—	—	(1,517)	—	—
Land proceeds received	16,623	—	—	—	—	16,623
Capitalized site demolition costs	—	—	(1,350)	—	—	(1,350)
Fixed asset relocation costs	—	650	(650)	—	—	—
Employee termination costs & other	3,025	3,681	(5,825)	—	(329)	552

Total	$21,165	$4,331	$(7,825)	$(1,517)	$(329)	$15,825

Balance sheet classification is as follows: $16.6 million is included in deposit liability, $(1.4) million is included in other assets and $0.6 million is included in the line item special charges reserve on the Condensed Consolidated Balance Sheet.
Salary Reduction Program
In the second quarter of 2005, we reduced our North American salaried workforce by seven percent, or approximately 50 employees, in order to reduce our overall costs. This resulted in a pretax charge of $5.6 million in the second quarter of 2005.
The following table summarizes the salary reduction charge incurred through September 30, 2005:

	Three months
	ended September 30,	Nine months ended	Total estimated
	2005	September 30, 2005	charge

Pension & postretirement welfare	$—	$867	$867

Included in cost of sales	—	867	867

Pension & postretirement welfare	—	1,347	1,347

Included in selling, general and administrative expenses	—	1,347	1,347

Employee termination costs	—	3,350	3,350

Included in special charges	—	3,350	3,350

Total pretax salary reduction charge	$—	$5,564	$5,564

The pension and postretirement welfare expenses are further explained in Notes 8 and 9.

The following reflects the balance sheet activity related to the salary reduction program for the three months ended September 30, 2005:

	Balance at	Total			Balance at
	June 30,	charge to	Cash	Non-cash	September 30,
	2005	earnings	payments	utilization	2005

Pension & postretirement welfare	$—	$—	$—	$—	$—
Employee termination costs & other	3,350	—	(914)	—	2,436

Total	$3,350	$—	$(914)	$—	$2,436

The following reflects the balance sheet activity related to the salary reduction program for the nine months ended September 30, 2005:

	Balance at	Total			Balance at
	January 1,	charge to	Cash	Non-cash	September 30,
	2005	earnings	payments	utilization	2005

Pension & postretirement welfare	$—	$2,214	$—	$(2,214)	$—
Employee termination costs & other	—	3,350	(914)	—	2,436

Total	$—	$5,564	$(914)	$(2,214)	$2,436

The employee termination costs and other of $2.4 million are included in the line item special charges reserve on the Condensed Consolidated Balance Sheet.
Summary of Special Charges
The following table summarizes the capacity realignment and salary reduction program charges and their classifications on the Condensed Consolidated Statements of Operations:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Cost of sales	$—	$867
Selling, general and administrative expenses	—	1,347
Special charges	487	7,681

Total special charges	$487	$9,895

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

Effect on Operations
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended
September 30,	2005	2004	2005	2004	2005	2004

Service cost	$1,548	$1,388	$236	$151	$1,784	$1,539
Interest cost	3,545	3,449	405	384	3,950	3,833
Expected return on plan assets	(4,239)	(4,415)	(545)	(456)	(4,784)	(4,871)
Amortization of unrecognized:
Prior service cost	410	348	(99)	(90)	311	258
Gain	773	188	—	—	773	188
Curtailment charge	—	3,962	—	—	—	3,962

Pension expense (credit)	$2,037	$4,920	$(3)	$(11)	$2,034	$4,909

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended
September 30,	2005	2004	2005	2004	2005	2004

Service cost	$4,897	$4,425	$708	$453	$5,605	$4,878
Interest cost	10,680	10,437	1,218	1,152	11,898	11,589
Expected return on plan assets	(12,781)	(14,045)	(1,635)	(1,368)	(14,416)	(15,413)
Amortization of unrecognized:
Prior service cost	1,545	1,092	(297)	(270)	1,248	822
Gain	2,046	473	—	—	2,046	473
Curtailment charge	1,614	3,962	—	—	1,614	3,962

Pension expense (credit)	$8,001	$6,344	$(6)	$(33)	$7,995	$6,311

In the second quarter of 2005, we incurred a pension curtailment charge of $1.6 million as a result of a planned reduction in our North American salaried workforce of approximately 50 employees. Due to the reduction of the salaried workforce, the U.S. pension plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75% to 5.00%. This revaluation resulted in additional net periodic benefit cost of $0.2 million in the second quarter of 2005, which is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31. The salary reduction program is explained in further detail in Note 7.
During the third quarter of 2004, Libbey incurred a pension curtailment charge of $4.0 million as a result of the planned capacity realignment whereby our manufacturing facility in City of Industry, California, ceased operations in February 2005. As a result of the plant closure, approximately 140 employees were terminated. In addition, due to the announcement of the closure of the City of Industry plant, the valuation of the U.S. pension plan was revalued as of August 16, 2004. This resulted in additional net periodic benefit cost of $0.2 million in the third quarter of 2004. This amount is included in the above table. The capacity realignment is explained in further detail in Note 7.
We expect to contribute $0 to our U.S. pension plans and $1.6 million to our non-U.S. plans in 2005. Through the third quarter of 2005, there have been no contributions to the U.S. plans and contributions totaling $1.2 million to the non-U.S. plans.

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
Effect on Operations
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended September 30,	2005	2004	2005	2004	2005	2004

Service cost	$219	$179	$—	$—	$219	$179
Interest cost	449	585	37	36	486	621
Amortization of unrecognized:
Prior service cost	(223)	(455)	—	—	(223)	(455)
Gain (loss)	(99)	(38)	(2)	(4)	(101)	(42)
Curtailment charge	—	(152)	—	—	—	(152)

Nonpension postretirement benefit expense	$346	$119	$35	$32	$381	$151

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended September 30,	2005	2004	2005	2004	2005	2004

Service cost	$660	$631	$—	$—	$660	$631
Interest cost	1,531	1,591	111	113	1,642	1,704
Amortization of unrecognized:
Prior service cost	(663)	(1,413)	—	—	(663)	(1,413)
Gain (loss)	(15)	(51)	(17)	(8)	(32)	(59)
Curtailment charge	304	(152)	—	—	304	(152)

Nonpension postretirement benefit expense	$1,817	$606	$94	$105	$1,911	$711

In the second quarter of 2005, we incurred a nonpension postretirement curtailment charge of $0.3 million as a result of a planned reduction in our North American salaried workforce of approximately 50 employees. Due to the reduction of the salaried workforce, the U.S. postretirement plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75% to 5.00%. This revaluation resulted in additional net periodic benefit cost of $0.1 million in the second quarter of 2005, which is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31. The salary reduction program is explained in further detail in Note 7.
During the third quarter of 2004, Libbey incurred a nonpension postretirement curtailment income of $0.2 million as a result of the planned capacity realignment whereby the manufacturing facility in City of Industry, California, ceased operations in February 2005. As a result of the plant closure, approximately 140 employees were terminated. In addition, due to the announcement of the closure of the City of Industry plant, the valuation of the U.S. postretirement plan was revalued as of August 16, 2004. This resulted in additional net periodic benefit cost of $0.1 million in the third quarter of 2004. This amount is included in the above table. The normal measurement date for the U.S. plans is December 31. The capacity realignment is explained in further detail in Note 7.
In the third quarter of 2005, we determined the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) on our nonpension postretirement plans and included them in our Condensed Consolidated Financial Statements. Inclusion resulted in an annual reduction in expense of $0.3 million, of which $0.2 million was recorded during the third quarter 2005, for the nonpension postretirement plans. The Act is explained in further detail in Note 2.
10. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Three months ended September 30,	2005	2004

Numerator for basic and diluted earnings per share—net income (loss) which is available to common shareholders	$4,167	$(3,204)
Denominator for basic earnings per share—weighted-average shares outstanding	13,947,861	13,749,659
Effect of dilutive securities—employee stock options and employee stock purchase plan (ESPP) (1)	2,780	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	13,950,641	13,749,659

Basic earnings (loss) per share	$0.30	$(0.23)
Diluted earnings (loss) per share	$0.30	$(0.23)

(1)	The effect of employee stock options and the employee stock purchase plan (ESPP), 2,555 shares for the quarter ended September 30, 2004, were anti-dilutive and thus not included in the earnings per share calculation.

Nine months ended September 30,	2005	2004

Numerator for basic and diluted earnings per share—net income which is available to common shareholders	$1,648	$6,726
Denominator for basic earnings per share—weighted-average shares outstanding	13,878,877	13,685,759
Effect of dilutive securities—employee stock options and employee stock purchase plan (ESPP)	999	11,981

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	13,879,876	13,697,740

Basic earnings per share	$0.12	$0.49
Diluted earnings per share	$0.12	$0.49

Diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-affected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
11. Employee Stock Benefit Plans
We have two stock-based employee compensation plans. We account for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We also have issued restricted shares under the stock option plan. Restricted shares are issued at no cost to the recipient of the award. The market value of the restricted shares is charged to income ratably over the period during which these awards vest. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation:

Three months ended September 30,	2005	2004

Net income (loss):
Reported net income (loss)	$4,167	$(3,204)
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	181	405
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	80

Pro forma net income (loss)	$3,986	$(3,529)

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$0.30	$(0.23)
Pro forma basic earnings (loss) per share	$0.29	$(0.25)

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share	$0.30	$(0.23)
Pro forma diluted earnings (loss) per share	$0.29	$(0.25)

Nine months ended September 30,	2005	2004

Net income:
Reported net income	$1,648	$6,726
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	611	1,010
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	32	80

Pro forma net income	$1,069	$5,796

Basic earnings per share:
Reported basic earnings per share	$0.12	$0.49
Pro forma basic earnings per share	$0.08	$0.42

Diluted earnings per share:
Reported diluted earnings per share	$0.12	$0.49
Pro forma diluted earnings per share	$0.08	$0.42

12. Derivatives
As of September 30, 2005, we had Interest Rate Protection Agreements for $25.0 million of our variable rate debt, and commodity contracts for 2,450,000 million British Thermal Units (MMBTUs) of natural gas, with a fair value of $13.2 million, accounted for under hedge accounting. The fair value of these derivatives is included in accrued liabilities and other assets on the Condensed Consolidated Balance Sheet for the Rate Agreements and commodity contracts, respectively. At September 30, 2004, we had Rate Agreements for $50.0 million of our variable rate debt and commodity contracts for 5,020,000 MMBTUs of natural gas.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions.
All of our derivatives qualify and are designated as cash flow hedges at September 30, 2005. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. In the third quarter of 2005, we recognized a gain of $0.5 million, which represented the total ineffectiveness of all cash flow hedges. During the third quarter of 2004, we recognized a gain of $0.03 million, which represented the total ineffectiveness of all cash flow hedges.

13. Comprehensive Income
Components of comprehensive income are as follows:

Three months ended September 30,	2005	2004

Net income (loss)	$4,167	$(3,204)
Change in fair value of derivative instruments (see detail below)	5,871	1,010
Effect of exchange rate fluctuation	(41)	951

Comprehensive income (loss)	$9,997	$(1,243)

Nine months ended September 30,	2005	2004

Net income	$1,648	$6,726
Change in fair value of derivative instruments (see detail below)	8,540	2,931
Effect of exchange rate fluctuation	(331)	528

Comprehensive income	$9,857	$10,185

Accumulated other comprehensive loss (net of tax) includes:

	September 30, 2005	December 31, 2004	September 30, 2004

Minimum pension liability and intangible pension asset	$27,594	$27,594	$22,080
Derivatives	(7,244)	1,297	433
Exchange rate fluctuation	47	(285)	(559)

Total	$20,397	$28,606	$21,954

The change in other comprehensive income for derivative instruments for the Company is as follows:

Three months ended September 30,	2005	2004

Change in fair value of derivative instruments	$10,440	$1,447
Less:
Income tax effect	(4,569)	(437)

Other comprehensive income related to derivatives	$5,871	$1,010

Nine months ended September 30,	2005	2004

Change in fair value of derivative instruments	$14,719	$4,869
Less:
Income tax effect	(6,179)	(1,938)

Other comprehensive income related to derivatives	$8,540	$2,931

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
The debt of Libbey Glass Inc. and Libbey Europe B.V, pursuant to the Amended and Restated Revolving Credit Agreement and the privately placed senior notes, is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass Inc. Also, Libbey Glass Inc. guarantees a €10 million working capital facility of Libbey Europe B.V. and Royal Leerdam. All are related parties that are included in the Condensed Consolidated Financial Statements. See Note 6 for further disclosure on the debt of Libbey.
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
On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a Credit Agreement to which they are a party. Our portion of the guarantee is for 31% of the total $75 million Credit Agreement, up to a maximum amount of $23.0 million. At September 30, 2005, and December 31, 2004, the $23.0 million that was guaranteed by us was outstanding. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. We would be obligated to pay in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. In exchange for the guarantee, we receive a fee. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in the Condensed Consolidated Balance Sheet as an increase in other long-term liabilities with an offset to investments.
In connection with our acquisition of Crisal-Cristalaria Automática, S.A. (Crisal), Libbey Inc. agreed to guarantee the payment, if and when such payment becomes due and payable, by Libbey Europe B.V. of the Earn-Out Payment, as defined in the Stock Promissory Sale and Purchase Agreement dated January 10, 2005, between Libbey Europe B.V., as purchaser, and VAA-Vista Alegre Atlantis SGPS, SA, as seller. The obligation of Libbey Europe B.V., and ultimately Libbey Inc., to pay the Earn-Out Payment (which is equal to 5.5 million euros) is contingent upon Crisal achieving certain targets relating to earnings before interest, taxes, depreciation and amortization and net sales. In no event will the Earn-Out Payment be due prior to the third anniversary of the closing date, which was January 10, 2005.
On March 30, 2005, Libbey Inc. entered into a guarantee pursuant to which it has guaranteed to BP Energy Company the obligation of Libbey Glass Inc. to pay for natural gas supplied by BP Energy Company to Libbey Glass Inc. Libbey Glass Inc. currently purchases natural gas from BP Energy Company under an agreement that expires on December 31, 2006. Libbey Inc.’s guarantee with respect to purchases by Libbey Glass Inc. under that agreement is limited to $3.0 million, including costs of collection, if any.
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
Overview
During the first nine months of 2005, Libbey undertook several key strategic projects that will enhance our long-term financial performance. These key initiatives were as follows:
•	In January 2005, we acquired 95 percent of the shares of Crisal-Cristalaria Automática S.A. (Crisal) located in Marinha Grande, Portugal. Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories. Royal Leerdam, acquired in 2002, and Crisal are complementary and key to our growth strategy to supply high-quality, machine-made glass tableware products to key markets worldwide.

•	In February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and realigned production among our other domestic glass manufacturing facilities.

•	In June 2005, we reduced our North American salaried workforce by seven percent, or approximately 50 employees, in order to reduce our overall costs.

•	Our capital spending during the first nine months of 2005 was $26.5 million, as we executed our plan to improve inspection techniques and further improve productivity in our factories.

•	During the third quarter of 2005, we broke ground to begin construction of our new production facility in China. The facility is expected to be in production in early 2007.

Results of Operations — Third Quarter 2005 compared with Third Quarter 2004

Dollars in thousands, except percentages and per-share amounts
			Variance
			In	In
Three months ended September 30,	2005	2004	dollars	percent

Net Sales	$135,573	$131,790	$3,783	2.9%

Gross profit	$27,267	$20,347	$6,920	34.0%
gross profit margin	20.1%	15.4%

Income (loss) from operations (IFO)	$9,992	$(1,172)	$11,164	952.6%
IFO margin	7.4%	(0.9%)

Earnings (loss) before interest, income taxes and minority interest (EBIT) (1)	$9,732	$(1,608)	$11,340	705.2%
EBIT margin	7.2%	(1.2%)

Earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) (1)	$18,892	$5,419	$13,473	248.6%
EBITDA margin	13.9%	4.1%

Net income (loss)	$4,167	(3,204)	$7,371	230.1%
net income margin	3.1%	(2.4%)

Diluted net income (loss) per share	$0.30	$(0.23)	$0.53	230.4%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 below for a reconciliation of income before income taxes to EBIT and EBITDA.
For the quarter-ended September 30, 2005, sales increased 2.9 percent to $135.6 million from $131.8 million in the year-ago quarter. The increase in sales was attributable to the Crisal acquisition in Portugal and higher sales of foodservice glassware, Syracuse China, and Traex products. Sales to World Tableware customers were down slightly. Sales to retail and industrial glassware customers and Royal Leerdam customers were all down over eight percent, largely attributable to our earlier decision to discontinue the sale of low-margin products and softness in the European retail market.
We incurred special charges for the capacity realignment of $0.5 million during the third quarter of 2005 compared to $11.7 million during the year ago period. The table below summarizes the special charges for the three months ended September 30, 2005 and 2004. See Note 7 to the Condensed Consolidated Financial Statements and Table 2 below for more detail on these charges.

Three months ended September 30,	2005	2004

Cost of sales	$—	$5,986
Selling, general and administrative expenses	—	—
Special charges	487	5,748

Total special charges	$487	$11,734

Gross profit was $27.3 million and 20.1 percent of sales in the third quarter of 2005, compared to $20.3 million and 15.4 percent of sales in the third quarter of 2004. Factors contributing to the increase, in addition to the lower special charges in the third quarter of 2005, were higher sales to foodservice glassware and dinnerware customers, lower warehouse and distribution expenses, and lower salaried labor costs. Partially offsetting these gains were higher natural gas costs and higher pension and postretirement medical expenses.
We recorded income from operations of $10.0 million in the third quarter of 2005 as compared to a loss from operations of $1.2 million in the year-ago period. The $11.2 million increase in income from operations is attributable to the increase in gross profit as previously discussed and a reduction of $5.3 million of special charges not included in gross profit offset by an increase in selling, general and administrative expenses as a result of the acquisition of Crisal.
Earnings before interest and income taxes (EBIT) were $9.7 million in the third quarter of 2005, compared to a loss of $1.6 million in the year-ago quarter. The increase in EBIT was a result of higher income from operations compared to the prior year period. See Table 1 below.
Net income for the third quarter of 2005 was $4.2 million, or 30 cents per diluted share, compared to a net loss of $3.2 million, or a loss of 23 cents per diluted share, in the year-ago period. Diluted earnings per share for the quarter, as detailed in Table 3 below, excluding special charges, were 32 cents per diluted share, as compared to 34 cents per diluted share in the prior year quarter.

Results of Operations — First Nine Months 2005 compared with First Nine Months 2004

Dollars in thousands, except percentages and per-
share amounts			Variance
Nine months ended September 30,	2005	2004	In dollars	In percent

Net Sales	$409,895	$390,665	$19,230	4.9%

Gross profit	$75,362	$75,585	$(223)	(0.3)%
gross profit margin	18.4%	19.3%

Income from operations (IFO)	$12,572	$19,587	$(7,015)	(35.8)%
IFO margin	3.1%	5.0%

Earnings before interest and income taxes (EBIT)(1)	$12,846	$20,305	$(7,459)	(36.7)%
EBIT margin	3.1%	5.2%

Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$38,457	$42,775	$(4,318)	(10.1)%
EBITDA margin	9.4%	10.9%

Net income	$1,648	$6,726	$(5,078)	(75.5)%
net income margin	0.4%	1.7%

Diluted net income per share	$0.12	$0.49	$(0.37)	(75.5)%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 below for a reconciliation of income before income taxes to EBIT and EBITDA.
For the nine months ended September 30, 2005, sales increased 4.9 percent to $409.9 million from $390.7 million in the year ago period. The increase in sales was attributable to the Crisal acquisition in Portugal and higher sales of World Tableware, Syracuse China and Traex products. Partially offsetting these increases were lower glassware shipments to foodservice, retail and industrial customers.
We incurred special charges for the capacity realignment of $9.9 million for the first nine months of 2005 compared to $11.7 million during the year ago period. The table below summarizes the special charges for the nine months ended September 30, 2005 and 2004. See Note 7 to the Condensed Consolidated Financial Statements and Table 2 below for more detail on these charges.

Nine months ended September 30,	2005	2004

Cost of sales	$867	$5,986
Selling, general and administrative expenses	1,347	—
Special charges	7,681	5,748

Total special charges	$9,895	$11,734

Gross profit was $75.4 million and 18.4 percent of sales in the first nine months of 2005, compared to $75.6 million and 19.3 percent of sales in the first nine months of 2004. The reduction in gross profit was caused by lower glassware sales to foodservice, retail and industrial customers, higher pension and postretirement medical expenses, and higher natural gas costs partially offset by a decrease in special charges from the year-ago period.

We recorded income from operations of $12.6 million in the first nine months of 2005 compared to income from operations of $19.6 million in the year-ago period. The $7.0 million decrease in income from operations is primarily attributable to the decrease in gross profit as previously discussed, an increase of $3.3 million of special charges not included in gross profit and an increase in selling, general and administrative expenses as a result of the acquisition of Crisal.
Earnings before interest and income taxes (EBIT) were $12.8 million in the first nine months of 2005, compared to $20.3 million in the year-ago period. The reduced EBIT was a result of lower income from operations and a $0.5 million increase in equity loss from Vitrocrisa, compared to the prior year period. See Table 1 below.
Net income for the first nine months of 2005 was $1.6 million, or 12 cents per diluted share, compared to net income of $6.7 million, or 49 cents per diluted share, in the year-ago period. Diluted earnings per share for the first nine months of 2005, as detailed in Table 3 below, excluding special charges, were 60 cents per diluted share, as compared to 1.06 cents per diluted share in the first nine months of 2004.
Capital Resources and Liquidity
Working Capital

			Variance
Dollars in thousands, except	September 30,	December 31,	In	In
percentages, DSO, DIO, DPO, and DWC	2005	2004	dollars	percent

Accounts receivable	$75,122	$67,522	$7,600	11.3%
DSO (1)	47.3	45.2

Inventories	147,848	126,625	21,223	16.8%
DIO(2)	94.8	84.8

Accounts payable	53,551	43,140	10,411	24.1%
DPO (3)	32.5	28.9

Working capital(4)	$169,419	$151,007	$18,412	12.2%
DWC (5)	109.6	101.2
Percentage of LTM (6) net sales	30.0%	27.7%

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as inventories and accounts receivable less accounts payable. See Table 5 below.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	LTM — last twelve months.
Working capital was $169.4 million at September 30, 2005, which includes working capital associated with Crisal (acquired in January 2005) of $11.3 million. This is compared to working capital at December 31, 2004, of $151.0 million. Our working capital is higher at September 30, 2005, compared to December 31, 2004, due to the acquisition of Crisal and seasonal working capital requirements.

			Variance
Dollars in thousands, except	September 30,	September 30,	In	In
percentages, DSO, DIO, DPO, and DWC	2005	2004	dollars	percent

Accounts receivable	$75,122	$66,863	$8,259	12.4%
DSO (1)	47.3	45.6

Inventories	147,848	141,366	6,482	4.6%
DIO (2)	94.8	96.4

Accounts payable	53,551	39,594	13,957	35.3%
DPO (3)	32.5	27.0

Working capital(4)	$169,419	$168,635	$784	0.5%
DWC (5)	109.6	115.1
Percentage of LTM (6) net sales	30.0%	31.5%

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as inventories and accounts receivable less accounts payable. See Table 5 below.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	LTM — last twelve months.
Working capital was $169.4 million at September 30, 2005 as compared to $168.6 million at September 30, 2004. However, excluding the $11.3 million of working capital associated with the Crisal business acquired in January of 2005, working capital was $10.5 million lower than at September 30, 2004, primarily as a result of the successful inventory control programs and higher accounts payable.
Cash Flow

Dollars in thousands, except percentages			Variance
			In	In
Three months ended September 30,	2005	2004	dollars	percent

Net cash provided by (used in) operating activities	$1,255	$(1,361)	$2,616	192.2%
Capital expenditures	7,389	11,598	(4,209)	(36.3)%
Proceeds from asset sales and other	223	—	223	100.0%
Dividends from equity investments	—	980	(980)	(100.0)%

Free cash flow (a)	$(5,911)	$(11,979)	$6,068	50.7%

(a)	We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures and acquisition and related costs plus proceeds from asset sales and dividends from equity investments), a non-GAAP financial measure, is a useful metric for evaluating our financial performance and it is used internally to assess performance. See Table 4 below.
Our net cash provided by operating activities was $1.3 million in the third quarter of 2005, compared to net cash used for operating activities of $1.4 million in the prior year quarter, or an increase of $2.6 million. The primary driver of the increased cash provided by operating activities was an increase in net income and a reduction in cash used for working capital requirements as discussed above. Our free cash flow was $(5.9) million during the third quarter of 2005 compared to $(12.0) in the prior year period, an increase of $6.1 million, mainly attributable to the change in net cash provided by operating activities, a decrease of capital expenditures of $4.2 million and dividends received in the prior year period of $1.0 million.

Dollars in thousands, except percentages			Variance
			In	In
Nine months ended September 30,	2005	2004	dollars	percent

Net cash provided by operating activities	$12,746	$9,771	$2,975	30.4%
Capital expenditures	26,503	28,624	(2,121)	(7.4)%
Proceeds from asset sales and other	223	—	223	100.0%
Dividends from equity investments	—	980	(980)	(100.0)%
Acquisitions and related costs	28,990	—	28,990	100.0%

Free cash flow (a)	$(42,524)	$(17,873)	$(24,651)	(137.9)%

(a)	We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures and acquisition and related costs plus proceeds from asset sales and dividends from equity investments), a non-GAAP financial measure, is a useful metric for evaluating our financial performance and it is used internally to assess performance. See Table 4 below.
Net cash provided by operating activities was $12.7 million during the first nine months of 2005, compared to $9.8 million during the year-ago period. The increase in cash provided by operating activities was due to a decrease in cash used for working capital as discussed above offset by a reduction of net income from the prior year period. Free cash flow was $24.7 million less than in the year-ago period primarily as the result of the acquisition of Crisal for $29.0 million in 2005.
Borrowings
The following table presents our total borrowings:

	Interest		September 30,	December 31,	September 30,
Dollars in thousands	Rate	Maturity Date	2005	2004	2004

Borrowings under credit facility	floating	June 24,2009	$143,032	$113,690	$129,761
Senior notes	3.69%	March 31,2008	25,000	25,000	25,000
Senior notes	5.08%	March 31,2013	55,000	55,000	55,000
Senior notes	floating	March 31,2010	20,000	20,000	20,000
Promissory note	6.00%	September 2005 to September 2016	2,166	2,267	2,301
Notes payable	floating	September 2005	15,748	9,415	19,308
Obligations under capital leases	4.36%	September 2005 to May 2007	2,401	—	—
Other debt	4.00%	September 2009	2,087	—	—

Total borrowings			$265,434	$225,372	$251,370

We had total borrowings of $265.4 million at September 30, 2005, compared to $225.4 million at December 31, 2004. The $40.0 million increase in debt is primarily attributable to the purchase of Crisal for $29 million in January 2005 and seasonal working capital needs.
Total borrowings increased $14.1 million from September 30, 2004, to September 30, 2005. The increase is primarily attributable to the purchase of Crisal as discussed above, partially offset by the impact of the devaluation of the euro on our euro-based debt during this period.
In June 2004, Libbey Glass Inc. and Libbey Europe B.V. entered into an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with a group of banks that provided for an unsecured Revolving Credit and Swing Line Facility. The Agreement is

further detailed in Note 6 to the Condensed Consolidated Financial Statements. The Agreement has a five-year term, maturing June 24, 2009. We had additional debt capacity at September 30, 2005, under the Revolving Credit Agreement of $43.5 million.
We issued $100 million of privately placed senior notes (Senior Notes) in March 2003. Eighty million dollars of the notes have an average interest rate of 4.65%, with an initial average maturity of 8.4 years and a remaining average maturity of 5.4 years. For further discussion of maturities, see the “Contractual Obligations” below. The remaining $20 million of the notes has a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR). The floating interest rate on the $20 million debt at September 30, 2005, was 4.5%.
Of our total outstanding indebtedness, $158.3 million was subject to fluctuating interest rates at September 30, 2005. A change of one percent in such rates would have resulted in a change in interest expense of approximately $1.6 million on an annual basis as of September 30, 2005.
We have entered into Interest Rate Protection Agreements with respect to $25 million of our debt. The average fixed rate of interest under these Interest Rate Protection Agreements is 5.3%, and the total interest rate, including applicable fees, is 7.1%. The average maturity of these Interest Rate Protection Agreements was 0.9 years at September 30, 2005.
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
Some of the borrowings described above require maintenance of certain financial covenants. On September 30, 2005, as previously reported in our Form 8-K filed October 4, 2005, we amended the terms of our Revolving Credit Facility (Facility) and our Senior Notes. The amendments temporarily reduced the Facility from $250 million to $195 million for the period September 30 to December 30, 2005, and increased the leverage ratio covenants under both the Facility and the Senior Notes from 3.50 to 1.00 to 4.25 to 1.00 at September 30, 2005. The amendment also provided for the waiver by the lenders of the leverage ratio covenant for the period from October 1, 2005, to December 29, 2005. At December 30, 2005, the leverage ratio covenant will return to 3.50 to 1.00. Based upon our forecast for the fourth quarter 2005, we expect to have a leverage ratio in excess of 3.50 to 1. Because we currently do not have further waivers or amendments of, or commitments to refinance these agreements, the borrowings under these agreements are classified as short term at September 30, 2005. However, we expect to refinance or amend these agreements in the fourth quarter of 2005 and are in the process of pursuing such amendments or financing commitments.
Share Repurchase Program
Since mid-1998, we have repurchased 5,125,000 shares of our common stock for $140.7 million. As of September 30, 2005, we have Board authorization to purchase an additional 1,000,000 shares. No treasury shares were purchased during the third quarter of 2005. A portion of the repurchased common stock is being used by us to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for our employee 401(k) plans.

Contractual Obligations
Our long-term operating leases are reported in our 2004 Annual Report on Form 10-K. The long-term operating leases have not materially changed since the 2004 Form 10-K. Our obligations for debt and capital leases are listed below and further described in Note 6 to the Condensed Consolidated Financial Statements.

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Capital leases	$2,401	$670	$1,316	$415	—

Debt	$263,033	$258,895	$230	$2,317	$1,591

Some of our borrowings require maintenance of certain financial covenants. On September 30, 2005, as previously reported in our Form 8-K filed October 4, 2005, we amended the terms of our Revolving Credit Facility (Facility) and our Senior Notes. The amendments temporarily reduced the Facility from $250 million to $195 million for the period September 30 to December 30, 2005, and increased the leverage ratio covenants under both the Facility and the Senior Notes from 3.50 to 1.00 to 4.25 to 1.00 at September 30, 2005. The amendment also provided for the waiver by the lenders of the leverage ratio covenant for the period from October 1, 2005, to December 29, 2005. At December 30, 2005, the leverage ratio covenant will return to 3.50 to 1.00. Based upon our forecast for the fourth quarter 2005, we expect to have a leverage ratio in excess of 3.50 to 1. Because we currently do not have further waivers or amendments of, or commitments to refinance these agreements, the borrowings under these agreements are classified as short term at September 30, 2005. However, we expect to refinance or amend these agreements in the fourth quarter of 2005 and are in the process of pursuing such amendments or financing commitments.
In addition, we have commercial commitments for letters of credit and guarantees. Our letters of credit outstanding at September 30, 2005, totaled $8.4 million. For further detail with respect to our guarantees, see Note 15 to the Condensed Consolidated Financial Statements.

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
Table 1
Reconciliation of Income before income taxes to EBIT and EBITDA
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Income (loss) before income taxes	$6,334	$(4,783)	$2,606	$10,038
Add: Interest expense	3,398	3,175	10,240	10,267

Earnings (loss) before interest and income taxes (EBIT)	9,732	(1,608)	12,846	20,305
Add: Depreciation and amortization	9,160	7,027	25,611	22,470

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$18,892	$5,419	$38,457	$42,775

Table 2
Summary of Special Charges
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Capacity realignment:
Pension and postretirement welfare	$—	$4,080	$—	$4,080
Inventory write-down	—	1,906	—	1,906

Included in cost of sales	—	5,986	—	5,986

Fixed asset write-down	130	4,653	650	4,653
Severance & benefits	—	1,095	2,019	1,095
Miscellaneous	357	—	1,662	—

Included in special charges	487	5,748	4,331	5,748

Total pretax capacity realignment charges	$487	$11,734	$4,331	$11,734

Salary reduction program:
Pension & retiree welfare	$—	$—	$867	$—

Included in cost of sales	—	—	867	—

Pension & retiree welfare	—	—	1,347	—

Included in selling, general & administrative expenses	—	—	1,347	—

Employee termination costs	—	—	3,350	—

Included in special charges	—	—	3,350	—

Total pretax salary reduction program	$—	$—	$5,564	$—

Total special charges	$487	$11,734	$9,895	$11,734

Table 3
Reconciliation of Non-GAAP Financial Measures for Special Charges
(Dollars in thousands except per-share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Reported net income (loss)	$4,167	$(3,204)	$1,648	$6,726
Special charges — net of tax	326	7,862	6,630	7,862

Net income excluding special charges	$4,493	$4,658	$8,278	$14,588

Diluted earnings (loss) per share:
Reported net income (loss)	$0.30	$(0.23)	$0.12	$0.49
Special charges — net of tax	0.02	0.57	0.48	0.57

Net income per diluted share excluding special charges	$0.32	$0.34	$0.60	$1.06

Table 4
Reconciliation of net cash provided by operating activities to free cash flow
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net cash provided by (used in) operating activities	$1,255	$(1,361)	$12,746	$9,771
Less:
Capital expenditures	7,389	11,598	26,503	28,624
Acquisition and related costs	—	—	28,990	—
Proceeds from asset sales and other	223	—	223	—
Dividends from equity investments	—	980	—	980

Free cash flow	$(5,911)	$(11,979)	$(42,524)	$(17,873)

Table 5
Reconciliation of working capital
(Dollars in thousands)

	September 30, 2005	December 31, 2004	September 30, 2004

Accounts receivable	$75,122	$67,522	$66,863
Plus:
Inventories	147,848	126,625	141,366
Less:
Accounts payable	53,551	43,140	39,594

Working capital	$169,419	$151,007	$168,635

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
Interest Rates
We are exposed to market risk associated with changes in interest rates in the U.S. and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $25 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert $25 million of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The average fixed rate of interest for our borrowings related to the Rate Agreements at September 30, 2005, excluding applicable fees, was 5.3% per year, and the total interest rate, including applicable fees, was 7.1% per year. The average maturity of these Rate Agreements was 0.9 years at September 30, 2005. Debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 4.2% per year at September 30, 2005. We had $158.3 million of debt subject to fluctuating interest rates at September 30, 2005. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.6 million on an annual basis as of September 30, 2005. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs(1)

July 1 to July 31, 2005	—	—	—	1,000,000
August 1 to August 31, 2005	—	—	—	1,000,000
September 1 to September 30, 2005	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and through negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for this plan.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 6. Exhibits

Exhibits:	The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

4.1	Restated Certificate of Incorporation of Libbey Inc. (incorporated by reference herein as Exhibit 3.1).

4.2	Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein as Exhibit 3.2).

10.1
Amendment No. 2 and Waiver to Credit Agreement dated September 30, 2005, among Libbey Glass Inc. and Libbey Europe B.V., to amend its Credit Agreement, dated June 24, 2004, as the borrowers, the Bank of America, N.A., as the Administrative Agent, Swing Line Lender and as an L/C Issuer, the Bank of New York, as the Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as the Documentation Agent, and other lenders listed therein (filed herein).

10.2
Amendment, dated September 30, 2005, with respect to the Note Purchase Agreement and Guaranty Agreement, both dated March 31, 2003, among Libbey Glass Inc. and the Purchasers of the notes (filed herein).

10.3
Waiver on September 30, 2005, by the Tranche B Lenders party to the Credit Agreement, dated April 2, 2004, among Vitrocrisa Comercial, S. de R.L. de C.V., Vitrocrisa, S. de R.L. de C.V., the lenders party thereto and Bank of Montreal, as the Administrative Agent among Libbey Inc. and Libbey Glass Inc (filed herein).

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

LIBBEY INC.
Date November 9, 2005	By	/s/ Scott M. Sellick
Scott M. Sellick,
Vice President, Chief Financial Officer (duly authorized principal financial officer)