Form 10-K
period 2005-12-31
LIBBEY INC
filed 2006-03-16
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes      ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes      ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer     ☐                     Accelerated Filer      ☑                     Non-Accelerated Filer           ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes      ☑ No
The aggregate market value (based on the consolidated tape closing price on June 30, 2005) of the voting stock beneficially held by non-affiliates of the registrant was approximately $209,138,773. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2006 was 14,044,669.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 9, 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for The Annual Meeting of Shareholders to be held May 4, 2006 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2005 Annual Report to Shareholders where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Libbey desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “believe,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
PART I
ITEM 1. BUSINESS
General
Libbey Inc. (Libbey or the Company) is a leading supplier of tableware products in the U.S. and Canada, in addition to supplying to other key export markets. We were established in 1818 and are the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market, under our LIBBEY®, Royal Leerdam®, World Tableware, Syracuse China® and Traex® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items for sale primarily in the foodservice, retail and industrial markets. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), we manufacture and market high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Crisal), we manufacture glass tableware in Portugal and market it worldwide. We also manufacture and market ceramic dinnerware under the Syracuse China® brand name through our subsidiary Syracuse China. Through our World Tableware subsidiary, we import and sell metal flatware, holloware and serveware and ceramic dinnerware. We design, manufacture and distribute an extensive line of plastic items for the foodservice industry under the Traex® brand name through our subsidiary Traex Company. We are a joint venture partner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), the largest glass tableware manufacturer in Latin America. In addition, through this joint venture, we have reciprocal distribution agreements, giving us exclusive distribution rights for Vitrocrisa’s glass tableware products in the U.S. and Canada, and Vitrocrisa the exclusive distribution rights for our glass tableware products in Latin America. See note 20 to the Consolidated Financial Statements for relevant industry segment information.
Our website can be found at www.libbey.com. We make available, free of charge, at this website all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
Growth Strategy
Our mission is to expand our tableware leadership in a growing world market. To achieve this mission, we have a growth strategy that emphasizes internal growth as well as growth through acquired businesses.
Internal Growth
We continue to focus on our strong brand recognition and identity. We understand that our customers are key to our success. Therefore, we continue to assist our customers by providing new product development and improved service and support. In 2005, we introduced more than 600 new stock-keeping units. These initiatives allow us to grow our existing tableware business.

Acquisitions
An important part of our strategy is to grow sales and profits through acquisitions. This strategy is primarily focused on two fronts:
•	Acquiring foodservice supply companies, enabling us to become a broader supplier of products to our foodservice distributors; and

•	Leveraging our proprietary glass-making technology through joint ventures, outright acquisitions and new green-meadow facilities for international glass tableware manufacturing.
Recent acquisition activity includes the following:
•	In January 2005, we acquired 95 percent of the shares of Crisal located in Marinha Grande, Portugal. Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories. Crisal’s products complement those of our other European subsidiary, Royal Leerdam, located in the Netherlands. Royal Leerdam, acquired in 2002, and Crisal are important additions to our growth strategy to be a supplier of a broad array of high-quality, machine-made glass tableware products in Europe and for key export markets worldwide.

•	During the third quarter of 2005, we began construction of our new green-meadow production facility in China. This facility will be wholly-owned and aimed at giving Libbey better access to and a stronger competitive position in the fast growing Chinese and Asia-Pacific markets and other key export markets. Currently, production of glass tableware is planned to begin in early 2007.

•	In late July 2005, we announced that we are pursuing the possible purchase of the remaining 51 percent of the shares of Vitrocrisa from Vitro S.A. Vitrocrisa is currently a joint venture between Libbey and Vitro S.A., with Libbey owning 49 percent of the shares and Vitro S.A. owning 51 percent of the shares. Our efforts to consummate this acquisition continue.
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

Customers
The customers for our tableware products include approximately 500 foodservice distributors. In the retail market, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty houseware stores. In addition, our industrial market primarily includes customers that use glass containers for candle and floral applications, craft stores and gourmet food packaging companies. We also have other customers who use our products for promotional or other private uses. No single customer accounts for 10% or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.
Sales, Marketing and Distribution
Approximately 72% of our sales are to customers located in the United States and 28% of our sales are to customers located outside of the United States. For industry segment information for the last three fiscal years, see note 20 to the Consolidated Financial Statements. We export our products to over 90 countries around the world, competing in the tableware markets of Latin America, Asia and Europe.
We have our own sales staff of over 90 sales professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products. The vast majority of our tableware sales to foodservice end users are made through foodservice distributors, who serve a vital function in the distribution of our products and with whom we work closely in connection with marketing and selling efforts. Most of our retail and industrial market sales are made directly by our sales force.
We also have a marketing staff located at our corporate headquarters in Toledo, Ohio and in the Netherlands. They engage in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.
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
Retail
Our primary customers in the retail market are national and international discount retailers. In recent years, we have been able to increase our retail sales by increasing our sales to specialty houseware stores. Royal Leerdam sells to similar retail clients in Europe, while Crisal is increasingly positioned with retailers on the Iberian Peninsula. In addition to glassware, we sell imported ceramic dinnerware to retailers in the United States and Canada under the LIBBEY® brand name. With this expanded retail representation, we are better positioned to successfully introduce profitable new products. We also operate outlet stores located at or near the majority of our manufacturing locations. In addition, we sell selected items on the internet at www.libbey.com.

Industrial
We are a major supplier of glassware for industrial markets in the U.S. Industrial uses primarily include candle and floral applications. The craft industries and gourmet food packing companies are also industrial consumers of glassware. We have expanded our sales to industrial users by offering ceramic and metalware items.
Seasonality
Primarily due to the impact of consumer buying patterns and production activity, our operating income, excluding special charges, tends to be stronger in the second and third quarters and weaker in the first and fourth quarters of each year. In addition, our cash flow from operations tends to be stronger in the second and fourth quarters and weaker in the first and third quarters each year due to seasonal working capital needs.
Backlog
Our backlog as of December 31, 2005, was approximately $13.1 million, compared to approximately $13.2 million at December 31, 2004. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers during the year 2006. Because orders may be changed and/or cancelled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.
Manufacturing and Sourcing
We currently own and operate two glass tableware manufacturing plants in the United States located in Toledo, Ohio, and Shreveport, Louisiana; one in Leerdam, the Netherlands; and one in Marinha Grande, Portugal. During the third quarter of 2005 we began construction of our new glass tableware production facility in China. We own and operate a ceramic dinnerware plant in Syracuse, New York, and a plastics plant in Dane, Wisconsin.
In mid-February 2005, we ceased operations at our glass tableware manufacturing facility in City of Industry, California, and realigned production among our other domestic glass tableware manufacturing facilities. The closure of the City of Industry facility and realignment of production has allowed us to reduce our overall fixed costs and should improve future operational performance.
The manufacture of our tableware products involves the use of automated processes and technologies. Much of our glass tableware production machinery was designed by us and has evolved and been continuously refined to incorporate technology advancements. We believe that our production machinery and equipment continue to be adequate for our needs in the foreseeable future, but we continue to invest in equipment to further improve our production efficiency and reduce our cost profile.
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

Raw Materials
Our primary raw materials are sand, lime, soda ash, clay, resins and colorants. Historically, these raw materials have been available in adequate supply from multiple sources. However, for certain raw materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by raw material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is a primary source of energy in most of our production processes, and variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts to partially mitigate this impact. In addition, resins are a primary source of raw materials for our Traex operation, and, historically, the price for resins has fluctuated, directly impacting our profitability. We also experience fluctuations in the cost to deliver raw materials to our facilities, and such changes affect our earnings.
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
We employ a team of engineers, in addition to external consultants, to conduct research and development. During the last three years, our expenditures on research and development activities related to new and/or improved products and processes were $2.4 million in 2005, $2.2 million in 2004, and $2.1 million in 2003. These costs were expensed as incurred.
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
Competitors
Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, and delivery time.
Competitors in glass tableware include among others:
•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide.

•	Pasabahce (a unit of Sisecam, a Turkish company), which manufactures glass tableware in various sites throughout the world and sells to retail and foodservice customers worldwide.

•	Indiana Glass Company (a unit of Lancaster Colony Corporation), which manufactures in the U.S. and sells glassware.

•	Oneida Ltd. (in bankruptcy), which sources glass tableware from foreign and domestic manufacturers.

•	Anchor Hocking (a unit of Global Home Products), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, foodservice and industrial markets.

•	Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of their sales are to retail and foodservice customers.

•	Various sourcing companies and other materials such as plastics also compete with glassware.

Competitors in U.S. ceramic dinnerware include, among others:
•	Homer Laughlin

•	Oneida Ltd. (in bankruptcy)

•	Steelite

•	Various sourcing companies
Competitors in metalware include, among others:
•	Oneida Ltd. (in bankruptcy)

•	Walco, Inc.

•	Various sourcing companies
Competitors in plastic products are, among others:
•	Cambro Manufacturing Company

•	Carlisle Companies Incorporated

•	Various sourcing companies
Environmental Matters
Our operations, in common with those of industry generally, are subject to numerous existing laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. We also may be subject to proposed laws and governmental regulations as they become finalized. We have shipped, and we continue to ship, waste materials for off-site disposal. However, we are not named as a potentially responsible party with respect to any waste disposal site matters pending prior to June 24, 1993, the date of Libbey’s initial public offering and separation from Owens-Illinois, Inc. (Owens-Illinois). Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which we also may have shipped wastes prior to June 24, 1993. We may bear some responsibility in connection with those shipments. Pursuant to an indemnification agreement between Owens-Illinois and Libbey, Owens-Illinois has agreed to defend and hold us harmless against any costs or liabilities we may incur in connection with any such matters identified and pending as of June 24, 1993, and to indemnify us for any liability that results from these matters in excess of $3 million. We believe that if it is necessary to draw upon this indemnification, collection is probable.
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
On October 10, 1995, Syracuse China Company, our wholly owned subsidiary, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China. The Pfaltzgraff Co. and the New York State Department of Environmental Conservation (DEC) entered into an Order on Consent effective November 1, 1994, that required Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. Although Syracuse China Company was not a party to the Order on Consent, as part of the Asset Purchase Agreement Syracuse China Company agreed to share a part of the remediation and related expense up to the lesser of 50% of such costs or $1,350,000. Construction of the approved remedy began in 2000 and was substantially completed in 2003. Accordingly, Syracuse China Company’s obligation with respect to the associated costs has been satisfied.

In addition, Syracuse China Company has been named as a potentially responsible party by reason of its potential ownership of certain property that adjoins its plant and that has been designated a sub-site of a superfund site. We believe that any contamination of the sub-site was caused by and will be remediated by other parties at no cost to Syracuse China Company. Those other parties have acquired ownership of the sub-site, and their acquisition of the sub-site should end any responsibility of Syracuse China with respect to the sub-site. We believe that, even if Syracuse China Company were deemed to be responsible for any expense in connection with the contamination of the sub-site, it is likely the expense would be shared with Pfaltzgraff pursuant to the Asset Purchase Agreement.
In connection with the closure of our City of Industry, California, glassware manufacturing facility, on December 30, 2004, we sold the property on which the facility is located to an entity affiliated with Sares-Regis Group, a large real estate development and investment firm. Pursuant to the purchase agreement, the buyer leased the property back to us in order to enable us to cease operations, to relocate equipment to our other glassware manufacturing facilities, to demolish the improvements on the property and to remediate certain environmental conditions affecting the property. All demolition and required remediation was completed by December 31, 2005, and the lease was terminated on that date. We have agreed to indemnify the buyer for hazardous substances located on, in or under, or migrating from, the property prior to December 31, 2005. We do not expect to incur any significant future losses related to this site.
We regularly review the facts and circumstances of the various environmental matters affecting us, including those covered by indemnification. Although not free of uncertainties, we believe that our share of the remediation costs at the various sites, based upon the number of parties involved at the sites and the estimated cost of undisputed work necessary for remediation based upon known technology and the experience of others, will not be material to us. There can be no assurance however, that our future expenditures in such regard will not have a material adverse effect on our financial position or results of operations.
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
Capital expenditures for property, plant and equipment for environmental control activities were not material during 2005. We believe that we are in material compliance with all federal, state and local environmental laws, and we are not aware of any regulatory initiatives that are expected to have a material effect on our products or operations.
Employees
Our employees are vital to achieving our vision to be “World Class, Second to None” and our mission “to expand our tableware leadership in a growing world market.” We strive to achieve these through our values of teamwork, change, performance, respect and development.
We employed approximately 3,500 persons at December 31, 2005. The majority of our glass tableware employees are U.S.-based hourly-paid employees covered by six collective bargaining agreements. In October 2004, new three-year agreements for the Toledo, Ohio plant were ratified. In December 2004, the Shreveport, Louisiana plant’s collective bargaining agreement was ratified for a four-year term.
Substantially all of our Royal Leerdam employees are covered by a collective bargaining agreement, which was successfully renegotiated in 2005. Most of our Crisal employees are covered by a labor agreement. In connection with the enactment of a new labor law in Portugal, a new labor agreement for those employees was negotiated in 2005. Our ceramic dinnerware hourly employees are covered by a collective bargaining agreement that expires at the end of March 2006. Our California distribution center hourly employees are covered by a collective bargaining agreement that expires in November 2006. We consider our labor relations across the company to be good.

ITEM 1A. RISK FACTORS
The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of our businesses. New risks may emerge and management cannot predict those risks or estimate the extent to which they may affect our financial performance.
Slowdowns in the retail, travel, restaurant and bar or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries could reduce our revenues and production activity levels.
Our business is affected by the health of the retail, travel, restaurant and bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. The long-term effects of events such as these could include, among other things, a protracted decrease in demand for our products. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our results of operations and financial condition.
We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.
Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, and delivery time. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing suppliers. Competitors in glass tableware include, among others: Arc International (a private French company), which manufactures and distributes glass tableware worldwide; Pasabahce (a unit of Sisecam, a Turkish company), which manufactures glass tableware in various sites throughout the world and sells to retail and foodservice customers worldwide; Indiana Glass Company (a unit of Lancaster Colony Corporation), which manufactures in the U.S. and sells glassware; Oneida Ltd., which sources glass tableware from foreign and domestic manufacturers and recently filed a petition for relief under Chapter 11 of the United States Bankruptcy Code; Anchor Hocking (a unit of Global Home Products), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, foodservice and industrial markets; Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of their sales are to retail and foodservice customers; and numerous other sourcing companies. In addition, other materials such as plastics compete with glassware.
Competitors in the U.S. market for ceramic dinnerware include, among others: Homer Laughlin; Oneida Ltd.; Steelite; and various sourcing companies. Competitors in metalware include, among others: Oneida Ltd.; Walco, Inc.; and various sourcing companies. Competitors in plastic products include, among others: Cambro Manufacturing Company; Carlisle Companies Incorporated; and various sourcing companies. Competitive pressures from these competitors and producers could adversely affect our results of operations and financial condition.
International economic and political factors could affect demand for imports and exports which could impact our financial condition and results of operations.
Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates could affect the level of competition between us and our foreign competitors. The World Trade Organization met in November,  2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out all forms of export subsidies and substantial reductions in trade-distorting domestic support. Our current range of tariff rates for all products is approximately 12.5% to 28.5%. However, any negative changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the World Trade Organization's ongoing discussions in Doha, could have a material adverse effect on our financial condition and results of operations. Such actions or developments could have a material adverse effect on our business, financial condition and result of operations.
Natural gas, the principal fuel we use to manufacture our products, is subject to widely fluctuating prices, which could adversely affect our results of operations and financial condition.
Increases in the price of natural gas adversely affect our costs and margins. We have no way of predicting to what extent natural gas prices will rise in the future. Any significant increase could adversely impact our margins and operating performance.
If we are unable to obtain sourced products or raw materials at favorable prices, it could adversely impact our operating performance.
Sand, soda ash, lime, corrugated packaging materials, resin and energy are the principal raw materials we use. In addition, we obtain glass tableware, metal flatware and hollowware from third parties with glass tableware being sourced primarily from Vitrocrisa. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require us to secure our sourced products or raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have an adverse impact on our operating performance and cash flows if we are unable to pass on these increased costs to our customers.

Charges related to our employee pension plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.
In connection with our employee pension plans we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our pension benefit obligations and related pension expense. Changes in the equity and debt securities markets affect the performance of our pension plan asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1% in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million based on year-end data.

•	A change of 1% in the discount rate would change our total pension expense by approximately $3.8 million.
In addition, we incurred pension settlement charges of $4.9 million in 2005 and pension curtailment charges of $4.0 million during 2004. These charges were triggered by excess lump sum distributions taken by employees in connection with headcount reductions related to our capacity realignment and salary reduction programs and by headcount reductions related to the closure of our City of Industry manufacturing facility. See notes 10 and 12 to the Consolidated Financial Statements for further discussion of these charges. To the extent that we experience additional headcount shifts or changes as we continue to implement our capacity realignment programs, we may incur further expenses related to our employee pension plans, which could have a material adverse effect on our results of operations and financial condition.
If Congress fails to extend temporary funding regulations affecting employee pension plans, our near-term cash contributions to these plans could increase significantly.
In 2004, President Bush signed the Pension Funding Equity Act of 2004 (PFEA). PFEA specified temporary funding regulations for pension plan years 2004 and 2005 that allowed us to delay the cash contributions we are required to make to our employee pension plans. Absent an extension of PFEA for plan years beginning January 1, 2006, our near-term cash contributions would increase significantly. In addition, legislative proposals that would permanently revise current pension funding regulations have been developed by the Bush Administration, the House of Representatives, and the Senate. While the exact form, timing and impact of any final legislation is not currently known, preliminary indications are that any final legislation based on the proposals could substantially increase near-term contributions. A failure to extend PFEA or the enactment of any proposed permanent funding legislation could increase the costs related to our employee benefit funding plans, which could have a adverse effect on our results of operations and financial condition.
If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.
The manufacture of our tableware products involves the use of automated processes and technologies. We designed much of our glass tableware production machinery internally and have continued to develop and refine this equipment to incorporate advancements in technology. We will continue to invest in equipment and make other capital expenditures to further improve our production efficiency and reduce our cost profile. To the extent that these investments do not generate targeted levels of returns in terms of efficiency or improved cost profile, our financial condition and results of operations could be adversely affected.
Our high level of debt, as well as incurrences of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition.
We have a high degree of financial leverage. As of December 31, 2005, we had total borrowings of $261.7 million, the bulk of which was incurred under a revolving credit agreement entered into by Libbey Glass Inc. and Libbey Europe B.V. in 2004 and through our issuance of $100 million of privately placed senior notes in 2003. We may also incur additional debt in the future.
In December 2005, we amended the terms of the revolving credit facility and the senior notes to reduce the borrowing capacity under the revolving credit facility and to increase the maximum permissible leverage ratio under the revolving credit facility and the senior notes. The revolving credit facility requires us to comply with certain covenants, including the maintenance of financial ratios and limits on additional indebtedness and certain business activities and investments. The revolving credit facility is described in more detail in Item 7 of this Form 10-K.

Our high degree of leverage, as well as the incurrence of additional debt, could have important consequences for our business, such as:
•	limiting our ability to make capital investments in order to expand our business;

•	limiting our ability to borrow additional amounts for working capital, debt service requirements or other purposes;

•	limiting our ability to invest operating cash flow in our business, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments;

•	limiting our ability to withstand business and economic downturns, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; and

•	limiting our ability to pay dividends.
If we cannot service our debt or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.
An inability to access financial markets could adversely affect our financial condition and results of operations and the execution of our business plan.
We rely on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital and operating requirements not satisfied by the cash flows from our operations. Disruptions outside of our control or events of default under our debt agreements, such as an economic downturn or our inability to comply with our financial covenants, may increase our cost of borrowing or restrict our ability to access one or more financial markets.
In December 2005, we amended our revolving credit agreement and senior notes. Under the amended revolving credit agreement and senior notes, we granted to the lenders security interests in substantially all of our assets and pledged our equity interests in certain foreign subsidiaries. We also agreed to modify limitations on our ability to make additional investments, dispose of assets and incur additional indebtedness or liens. In addition, we agreed to provide additional reporting and information to the lenders under these agreements, and to increase the interest rate payable on the debt, if we have not, by May 31, 2006, paid in full our obligations to these lenders.
We anticipate refinancing substantially all of our existing debt in the first half of 2006. We anticipate that the refinancing will provide us with greater flexibility to enable us to pursue our strategic initiatives, including the potential acquisition of the remaining 51% investment in Vitrocrisa, our Mexican joint venture. Restrictions on our ability to access financial markets may affect our ability to execute this business plan as scheduled and could adversely affect our financial condition and results of operations.
Significant increases in interest rates that increase our borrowing costs could adversely affect our results of operations and financial condition.
We are exposed to market risk associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $25 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements, which could adversely affect our results of operations and financial condition. We had $154.5 million of debt subject to fluctuating interest rates at December 31, 2005. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.5 million on an annual basis.

We may not be able to effectively integrate Crisal or future businesses we acquire.
In addition to the acquisition of Crisal in Portugal, we are considering strategic transactions, including acquisitions, that will complement, strengthen and enhance growth in our worldwide glass tableware operations, including the possible purchase of the remaining 51% of the shares of Vitrocrisa from Vitro S.A. The acquisition of Crisal and other strategic transactions, including any future acquisitions, are subject to various risks and uncertainties, including:
•	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are located in diverse geographic regions) and to achieve expected synergies;

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies;

•	the need or obligation to divest portions of the acquired companies; and

•	the potential impairment of relationships with customers.
In addition, we cannot assure you that the integration and consolidation of newly acquired businesses, including Crisal, will achieve any anticipated cost savings and operating synergies.
Delays and budget increases related to the construction of our new production facility in China, or an inability to meet targeted production and profit margin goals after construction, could result in lost sales or significant additional costs.
We began construction on our new production facility in China during the third quarter of 2005. We intend to use this facility to better access the Chinese and Asia-Pacific markets and to improve our competitive position in that region. Currently, we plan to begin production of glass tableware from this facility in early 2007. If we are unable to expand our manufacturing capacity in Asia as planned, we may be unable to satisfy demand for our products in those markets, which may result in lost future sales. In addition, if we are unable to meet targeted production and profit margin goals in connection with the operation of our Chinese production facility after construction, our profits could be reduced, which would adversely affect our results of operations and financial condition.
Construction delays, regulatory approvals and other factors beyond our control could delay the start-up of operations in our Chinese facility or significantly increase the costs of its construction. If we are unable to expand our manufacturing capacity in Asia as planned, we may be unable to satisfy demand for our products in those markets, which may result in lost future sales and could adversely affect our results of operations and financial condition.
Organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.
We are party to collective bargaining agreements that cover substantially all of our manufacturing employees. Collective bargaining agreements with respect to our Syracuse China facility expire in 2006. If our unionized employees were to engage in a strike or other work stoppage prior to expiration of the existing collective bargaining agreements, or if we are unable to negotiate acceptable extensions of those agreements with labor unions resulting in a strike or other work stoppage by the affected workers, we could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could have an adverse impact on our operating performance and financial condition.
We are subject to risks associated with operating in foreign countries which could adversely affect our results of operations and financial condition.
We operate manufacturing and other facilities throughout the world. In addition, we are building a new glassware manufacturing facility in the Peoples Republic of China. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including:
•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	hyperinflation in certain foreign countries; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.
The risks associated with operating in foreign countries may have a material adverse effect on our results of operations and financial condition.
High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Vitrocrisa.
Mexico has experienced high levels of inflation and high domestic interest rates. The annual rate of inflation, as measured by changes in the Mexican National Consumer Price Index, was 3.3% for 2005 and 5.2% for 2004. If Mexico experiences high levels of inflation, Vitrocrisa’s operating results and cash flows could be adversely affected, and, more generally, high inflation might result in lower demand or lower growth in demand for Vitrocrisa’s glass tableware products. Inflation in Mexico and increases in Mexican interest rates could adversely affect Vitrocrisa’s financing costs and adversely affect our results of operations and financial condition.
Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.
Changes in the value of the various currencies in which we conduct operations against the U.S. dollar, including the euro and the Mexican peso, may result in significant changes in the indebtedness of our non-U.S. subsidiaries.
Currency fluctuations between the U.S. dollar and the currencies of our non-U.S. subsidiaries affect our results as reported in U.S. dollars, particularly the earnings of Vitrocrisa as expressed under U.S. GAAP, and may continue to affect our financial income and expense, our revenues from international settlements and the calculation of financial covenants related to our U.S. dollar-denominated debt.
Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.
Major fluctuations in the value of the euro, the Mexican peso or the Chinese yuan relative to the U.S. dollar and other major currencies could reduce the cost competitiveness of our products or those of our subsidiaries, including our operations in the euro zone, Mexico and China, as compared to foreign competition. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the Chinese yuan, the purchasing power of those currencies would be effectively reduced against the U.S. dollar, making our products more expensive in euro zone, Mexico and China compared to local competitors. An appreciation of the U.S. dollar against the euro, the Mexican peso or the Chinese yuan would also increase the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, including raw materials, which they would be forced to deduct from their profit margin or pass along to consumers. These fluctuations could adversely affect our results of operations and financial condition.
Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.
Major devaluation or depreciation of the Mexican peso could result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert Vitrocrisa’s Mexican peso earnings into U.S. dollars and other currencies for the purpose of making timely payments of interest and principal on Vitrocrisa’s indebtedness. While the Mexican government does not currently restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer other currencies out of Mexico, the government could institute restrictive exchange rate policies in the future, which could adversely affect our results of operations and financial condition.

In addition, the government of the Peoples Republic of China imposes controls on the convertibility of Chinese yuan into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to make payments to us, or otherwise satisfy their foreign currency-denominated debt. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where Chinese yuan are to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government could also institute restrictive exchange rate policies in the future for current account transactions, which could adversely affect our results of operations and financial condition.
Goodwill and indefinite life intangibles impairment charges could negatively affect our earnings.
We complete goodwill and indefinite life intangibles impairment tests in accordance with SFAS No. 142 for each reporting unit on October 1 of each year, or more frequently in certain circumstances where impairment indicators arise. As part of this analysis, SFAS No. 142 requires that we estimate the fair value and compare to book value. If the estimated fair value is less than the book value, then an impairment is deemed to have occurred. Based on this analysis, we concluded that goodwill of $5.4 million and intangible assets of $3.7 million, associated with Syracuse China, was impaired in 2005. See note 7 to the Consolidated Financial Statements for further discussion of impairments. To the extent that we experience goodwill and/or indefinite life intangibles impairment charges in the future, our financial condition and results of operations could be adversely affected.
If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.
We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges could significantly impact our earnings.
We are subject to various environmental legal requirements and may be subject to new legal requirements in the future, which could have a material adverse effect on our operations.
Our operations and properties, both in the U.S. and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. These legal requirements frequently change and vary among jurisdictions. Our operations and properties, both in the U.S. and abroad, must comply with these legal requirements. These requirements may have a material adverse effect on our operations.
We have incurred, and expect to incur, costs to comply with environmental legal requirements, and these costs could increase in the future. Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations), and criminal sanctions for violations. These legal requirements may apply to conditions at properties that we presently or formerly owned or operated, as well as at other properties for which we may be responsible, including those at which wastes attributable to the Company were disposed. A significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations.
Our business may suffer if we do not retain our senior management.
We depend on our senior management. The loss of services of any of the members of our senior management team could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
None. ITEM 2. PROPERTIES
The following information sets forth the location and size of our principal facilities at December 31, 2005.

	Square Feet
Location	Owned	Leased
Toledo, Ohio:
Manufacturing	974,000	—
Warehousing/Distribution	988,000	305,000

Shreveport, Louisiana:
Manufacturing	549,000	—
Warehousing/Distribution	204,000	730,000

Syracuse, New York:
Manufacturing	549,000	—
Warehousing/Distribution	104,000	—

Dane, Wisconsin:
Manufacturing	56,000	—
Warehousing/Distribution	62,000	—

Leerdam, Netherlands:
Manufacturing	276,000	—
Warehousing/Distribution	312,000	326,000

Mira Loma, California:
Warehousing/Distribution	—	351,000

Laredo, Texas:
Warehousing/Distribution	149,000	117,000

West Chicago, Illinois:
Warehousing/Distribution	—	249,000

Marinha Grande, Portugal:
Manufacturing	217,000	—
Warehousing/Distribution	131,000	68,000
In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations) and an outlet store (Toledo, Ohio) are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.
We will be leasing a newly constructed warehouse facility near our Shreveport location, which will consist of approximately 646,000 square feet of space. Operations are scheduled to begin during the third quarter of 2006 in this facility. Our new China facility is currently being constructed and, when completed late in 2006, will consist of manufacturing and warehouse space of approximately 581,000 and 226,000 square feet, respectively.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2005, each of Mr. Meier, Chairman of the Board and Chief Executive Officer, and Mr. Reynolds, Executive Vice President and Chief Operating Officer, celebrated 35 years of service with Libbey. In addition, the average years of service of all of our executive officers is 19 years.

Name and Title	Professional Background

John F. Meier Chairman and Chief Executive Officer	Mr. Meier, 58, has been Chairman of the Board and Chief Executive Officer of Libbey since the Company went public in June 1993. Since joining the Company in 1970, Mr. Meier has served in various marketing positions, including a five-year assignment with Durobor, S.A., Belgium. In 1990, Mr. Meier was named General Manager of Libbey and a corporate Vice President of Owens-Illinois, Inc., Libbey’s former parent company. Mr. Meier is a member of the Board of Directors of Cooper Tire & Rubber Company (NYSE: CTB), Applied Industrial Technologies (NYSE: AIT), and also serves on the board of his alma mater, Wittenberg University. Mr. Meier has been a director of the Company since 1987.

Richard I. Reynolds Executive Vice President and Chief Operating Officer	Mr. Reynolds, 59, has served as Libbey’s Executive Vice President and Chief Operating Officer since 1995. Prior to his current position, Mr. Reynolds was Libbey’s Vice President and Chief Financial Officer since June 1993. Prior to June 1993, Mr. Reynolds was Director of Finance and Administration since 1989. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Kenneth G. Wilkes Vice President, General Manager International Operations	Mr. Wilkes, 48, has served as Vice President, General Manager International Operations since May 2003. He served as Vice President and Chief Financial Officer of the Company from November 1995 to May 2003. From August 1993 to November 1995, Mr. Wilkes was Vice President and Treasurer of the Company. Prior to joining the Company, Mr. Wilkes was a Senior Corporate Banker, Vice President of The First National Bank of Chicago.

Scott M. Sellick Vice President and Chief Financial Officer	Mr. Sellick, 43, has served as Vice President, Chief Financial Officer since May 2003. Prior to his current position, Mr. Sellick was Libbey’s Director of Tax and Accounting until May 2002. From August 1997 to May 2002, he served as Director of Taxation. Before joining the Company in 1997, Mr. Sellick was Tax Director for Stant Corporation and worked in public accounting for Deloitte & Touche in the audit and tax areas.

Kenneth A. Boerger Vice President and Treasurer	Mr. Boerger, 47, has been Vice President and Treasurer since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company’s financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey’s former parent company.

Daniel P. Ibele Vice President, General Sales Manager	Mr. Ibele, 45, was named Vice President, General Sales Manager of the Company in March 2002. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey since 1995. Since joining Libbey in 1983, Mr. Ibele has held various marketing and sales positions.

Timothy T. Paige Vice President-Administration	Mr. Paige, 48, has been Vice President-Administration since December 2002. Prior to his current position, Mr. Paige had been Vice President and Director of Human Resources of the Company since January 1997. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Susan A. Kovach Vice President, General Counsel and Secretary	Ms. Kovach, 46, has been Vice President, General Counsel and Secretary of the Company since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema Gossett PLLC, a large, Detroit-based law firm, from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE:OHI). From 1998 to 2000 she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Dividends
Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range and dividends declared for our common stock were as follows:

	2005			2004
			Cash			Cash
	Price Range		dividend	Price Range		dividend
	High	Low	declared	High	Low	declared

First Quarter	$25.03	$20.44	$0.10	$30.67	$24.05	$0.10
Second Quarter	$21.14	$15.23	$0.10	$27.95	$24.08	$0.10
Third Quarter	$18.74	$14.99	$0.10	$27.71	$16.80	$0.10
Fourth Quarter	$15.25	$10.12	$0.10	$22.23	$17.70	$0.10

On March 1, 2006, there were 890 registered common shareholders of record. We have paid a regular quarterly cash dividend since our Initial Public Offering in 1993. For the first quarter 2006, we have reduced our regular cash dividend from $0.10 to $0.025. However, the declaration of future dividends is within the discretion of the Board of Directors of Libbey and will depend upon, among other things, business conditions, earnings and the financial condition of Libbey.
Equity Compensation Plan Information
Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2005:

			Number of securities
	Number of securities to	Weighted average exercise	remaining available for
	be issued upon exercise	price of outstanding	future issuance under
	of outstanding options,	options, warrants and	equity compensation
Plan Category	warrants and rights	rights	plans (1)

Equity compensation plans approved by security holders	1,555,556	$28.04	1,193,432

Equity compensation plans not approved by security holders	0	0	0

Total	1,555,556	$28.04	1,193,432

(1)	This total includes 723,370 securities that are available for grant under the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and 470,062 securities that are available under the Libbey Inc. 2002 Employee Stock Purchase Plan (ESPP). See note 15 to the Consolidated Financial Statements for further disclosure with respect to these plans.

Issuer Purchases of Equity Securities
Following is a summary of the 2005 fourth quarter activity in our share repurchase program:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)

October 1 to October 31, 2005	—	—	—	1,000,000
November 1, to November 30, 2005	—	—	—	1,000,000
December 1, to December 31, 2005	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. The timing of the purchases will depend on financial and market conditions. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2005 or 2004.
ITEM 6. SELECTED FINANCIAL DATA
Information with respect to Selected Financial Data is incorporated by reference to our 2005 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
This document and supporting schedules contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. For a description of the forward looking statements and risk factors that may affect our performance, see the “Risk Factors” section above.
Additionally, for an understanding of the significant factors that influenced our performance during the past three years, the following should be read in conjunction with the audited Consolidated Financial Statements and Notes.
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
During 2005, we undertook several key strategic projects that will enhance our long-term financial performance. These key initiatives were as follows:
•	In January 2005, we acquired 95 percent of the shares of Crisal-Cristalaria Automática S.A. (Crisal) located in Marinha Grande, Portugal. Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories. Royal Leerdam, acquired in 2002, and Crisal are complementary in Europe and key to our growth strategy to supply high-quality, machine-made glass tableware products in Europe and to key markets worldwide.

•	In February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and realigned production among our other domestic glass manufacturing facilities.

•	We reduced our North American salaried workforce by ten percent to reduce our future overall costs.

•	During the third quarter of 2005, we began construction of our new production facility in China. The facility is expected to be in production in early 2007.

•	We continued to invest in the business. Our capital spending during 2005 was $44.3 million, as we executed our plan to improve inspection techniques and further improve productivity in our factories, and began construction of our new production facility in China.

•	During the last three months of 2005, we reduced our inventories by $25.3 million, thereby strengthening our cash flow position.

•	We announced that we are pursuing the possible purchase of the remaining 51 percent of the shares of Vitrocrisa from Vitro S.A.

RESULTS OF OPERATIONS
The following table presents key results of our operations for the years 2005, 2004 and 2003:
Dollars in thousands, except percentages and per-share amounts

			Variance				Variance
Year end December 31,	2005	2004	in dollars	in percent	2004	2003	in dollars	in percent

Net sales	$568,133	$544,767	$23,366	4.3%	$544,767	$513,632	$31,135	6.1%

Gross profit	$86,542	$100,462	$(13,920)	(13.9)%	$100,462	$108,206	$(7,744)	(7.2)%
gross profit margin	15.2%	18.4%			18.4%	21.1%

Income from operations (IFO)	$(8,917)	$23,895	$(32,812)	(137.3)%	$23,895	$39,727	$(15,832)	(39.9)%
IFO margin	-1.6%	4.4%			4.4%	7.7%

Earnings before interest and income taxes (EBIT)(1)	$(10,450)	$24,829	$(35,279)	(142.1)%	$24,829	$47,640	$(22,811)	(47.9)%
EBIT margin	-1.8%	4.6%			4.6%	9.3%

Earnings before interest, taxes, depreciation and amortization (EBITDA) (1)	$22,031	$54,334	$(32,303)	(59.5)%	$54,334	$75,749	$(21,415)	(28.3)%
EBITDA margin	3.9%	10.0%			10.0%	14.7%

Net (loss) income	$(19,355)	$8,252	$(27,607)	(334.5)%	$8,252	$29,073	$(20,821)	(71.6)%
net income margin	-3.4%	1.5%			1.5%	5.7%

Diluted net (loss) income per share	$(1.39)	$0.60	$(1.99)	(331.7)%	$0.60	$2.11	$(1.51)	(71.6)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluting our financial performance as they are measures that we use to internally assess our performance. For a reconcilation from income before income taxes to EBIT and EBITDA, see the section “Reconciliation of Non-GAAP Financial Measures.”
Special Charges
The following table summarizes the special charges included in the above results from operations table for the years 2005 and 2004:
Dollars in thousands

	Twelve months ended	Twelve months ended
	December 31, 2005	December 31, 2004

Cost of sales	$1,965	$6,526
Selling, general and administrative expenses	1,347	—
Impairment of goodwill and other intangible assets	9,179	—
Special charges	14,745	7,993

Total special charges	$27,236	$14,519

During 2005, we incurred special charges of $1.1 million, compared to $14.5 million in 2004, in connection with the closure of our City of Industry plant. The $1.1 million charge for 2005 is included in “special charges” as part of income from operations. The $1.1 million included a gain on sale of land for $4.5 million during 2005. For further discussion, see note 10 to the Consolidated Financial Statements.
In 2005, we also reduced our North American workforce by ten percent in order to reduce overall costs. This reduction resulted in a pretax charge of $4.7 million. Of the $4.7 million charge, $0.9 million is included in cost of sales, $1.3 million is recorded in selling, general and administrative expenses, and the remaining $2.5 million is included in the line item “special charges” as part of income from operations. See note 10 to the Consolidated Financial Statements for further discussion.
During 2005, we incurred a pretax charge of $9.2 million relating to impairment of goodwill and intangible assets at our Syracuse China facility. Of that amount, $5.4 million related to impairment of goodwill and $3.7 million related to impairment of intangibles. These impairment charges are further outlined in note 7 to the Consolidated Financial Statements. In addition to the impairment of goodwill and other intangible assets, a write down of property, plant and equipment to fair value was recorded for $6.2 million as well as a $1.1 million charge to write down inventory to fair value. See note 10 to the Consolidated Financial Statements for further discussion.
As part of the salary reduction efforts mentioned above, pension settlement charges were incurred in 2005 of $4.9 million. The pension settlement charges related to excess lump sum distributions taken by employees during 2005. Pension settlement charges are included in income from operations in the line item “special charges.” For further discussion of all special charges see note 10 to the Consolidated Financial Statements.

Discussion of 2005 vs. 2004 Results of Operations
Net sales
In 2005, sales increased 4.3% to $568.1 million from $544.8 million in 2004. The increase in sales was attributable to the Crisal acquisition and higher sales of World Tableware, Syracuse China and Traex products.
Total sales outside the U.S. increased by $33.1 million, or 26.4%, in 2005 compared to 2004. This increase was mainly attributable to the acquisition of Crisal in the first quarter of 2005.
The increase in net sales mentioned above was partially offset by slightly lower glassware shipments to foodservice and retail customers and a nearly 15% decrease in shipments to industrial glassware customers resulting primarily from softness in the candle industry.
Gross profit
Gross profit decreased in 2005 by $13.9 million, or 13.9%, compared to 2004. Gross profit as a percent of net sales decreased to 15.2% in 2005, compared to 18.4% in 2004. In addition to sales discussed above, the decrease in gross profit was attributable to increased costs for pension retiree medical benefits (primarily non-cash), natural gas, a $6.8 million increase in self insured workers compensation expense (non-cash), and inventory reduction efforts (excess manufacturing downtime and close-out sales). In addition, during 2005, we incurred special charges of $2.0 million, compared to $6.5 million in 2004, as discussed above.
Income (loss) from operations
Loss from operations was $8.9 million in 2005, compared with income from operations of $23.9 million in 2004. Income from operations as a percent of net sales decreased to (1.6%) in 2005 compared to 4.4% in 2004. In addition to gross profit discussed above, selling, general and administrative expenses increased by $3.0 million in 2005, compared to 2004, and was 12.6% of net sales for each of 2005 and 2004. The increase in selling, general and administrative expenses in 2005 was mainly attributable to the acquisition of Crisal and special charges related to our salary reduction program discussed above.
Earnings (loss) before interest and income taxes (EBIT)
Earnings before interest and income taxes decreased by $35.3 million, or 142.1%, in 2005, compared to 2004. EBIT as a percent of net sales decreased 6.4% in 2005 to (1.8%), compared to 4.6% in 2004. EBIT decreased due to the reduction in income from operations in addition to the increased equity loss from Vitrocrisa of $2.7 million. The increase in the Vitrocrisa equity loss was a result of lower machine activity, higher repair expenses, higher natural gas costs and the recording of a prior year severance indemnity obligation. For a reconciliation of EBIT to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.
Earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA)
EBITDA decreased by $32.3 million, or 59.5%, in 2005, compared to 2004. As a percentage of net sales, EBITDA was 3.9% in 2005, compared to 10.0% in 2004. Lower EBIT was offset by a $3.0 million increase in depreciation and amortization in 2005, compared to 2004. The increase in depreciation and amortization was the result of higher capital expenditures and the acquisition of Crisal. For a reconciliation of EBITDA to income before taxes, see “Reconciliation of Non-GAAP Financial Measures” below.

Net (loss) income and diluted (loss) earnings per share
We reported a net loss of $19.4 million, or $1.39 per diluted share, in 2005, compared with net income of $8.3 million, or $0.60 per diluted share, in 2004. Net (loss) income as a percent of net sales was (3.4%) in 2005, compared to 1.5% in 2004. Net income decreased in 2005 as the result of lower EBIT and the write-off of fees of $1.8 million, classified as interest expense, as the result of our debt covenant amendments. See further discussion under “Borrowings” below. The effective tax rate changed to 24.8% during 2005 from 30.0% in 2004. This reduction was primarily attributable to changes in Mexican tax rates and changes in state tax credits. As detailed in “Reconciliation of Non-GAAP Financial Measures” below, net income per diluted share, excluding special charges, was $0.08 in 2005, compared to net income per diluted share, excluding special charges, of $1.34 in 2004.
Discussion of 2004 vs. 2003 Results of Operations
Net sales
In 2004, our net sales were $544.8 million, an increase of 6.1%, or $31.1 million, compared to 2003. The increase in sales was attributable to increased sales to foodservice, retail and non-U.S. customers. Sales to foodservice customers of glass tableware products, Syracuse China dinnerware products, Traex plastic products and World Tableware products were all higher by at least 6 percent when compared with the full year 2003. Retail sales grew over 3 percent as compared to the prior year.
Total sales outside of the U.S. increased 7.7% to $125.4 million in 2004, compared to $116.5 million in 2003. Royal Leerdam glass tableware sales in U.S. dollars increased compared to prior year due to the exchange rate between the euro and U.S. dollar. However, in euros, sales were down slightly compared to 2003.
The increase in net sales mentioned above was offset by decreased sales in the glass tableware industrial markets. In addition, in 2004, we elected to exit certain low-margin business in connection with our glass tableware capacity realignment.
Gross profit
Gross profit decreased in 2004 by $7.7 million, or 7.2%, compared to 2003, and gross profit as a percent of net sales declined to 18.4% in 2004, as compared to 21.1% in 2003. The reduction was attributable to increased costs for distribution, packaging, medical benefits, pension and natural gas in addition to the special charges discussed above.
Income from operations
Income from operations decreased by $15.8 million, or 39.9%, in 2004, compared to 2003. Income from operations as a percentage of net sales was 4.4% in 2004, compared to 7.7% in 2003. The reduction in income from operations was the result of the decrease in gross profit and the special charge of $8.0 million. Selling, general and administrative expenses increased by less than $0.1 million in 2004 compared to 2003 and, as a percentage of net sales, decreased to 12.6% in 2004, compared to 13.3% in 2003.
Earnings before interest and income taxes (EBIT)
Earnings before interest and income taxes decreased by $22.8 million, or 47.9%, in 2004, compared to 2003. As a percentage of net sales, EBIT was 4.6% in 2004, compared to 9.3% in 2003. EBIT decreased due to the reduction in income from operations, in addition to the equity loss from Vitrocrisa of $1.4 million, as compared to equity earnings of $4.4 million in 2003. The Vitrocrisa equity loss was the result of higher natural gas costs, an unfavorable sales mix and a remeasurement loss. Also contributing to the lower EBIT in 2004 were slightly lower royalties and net technical assistance income and other expense of $0.5 million, compared to other income of $0.5 million in 2003. The reduction in other income was primarily the result of foreign currency losses. For a reconciliation of EBIT to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.

Earnings before interest, taxes, depreciation and amortization (EBITDA)
EBITDA decreased by $21.4 million, or 28.3%, in 2004, compared to 2003. As a percentage of net sales, EBITDA was 10.0% in 2004, compared to 14.7% in 2003. The reduction in EBITDA was driven by the lower EBIT and the $1.4 million increase in depreciation and amortization in 2004, compared to 2003. The increase in depreciation and amortization was due to higher capital expenditures. For a reconciliation of EBITDA to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.
Net income and diluted earnings per share
Net income was $8.3 million in 2004, or $0.60 per diluted share, compared to $29.1 million, or $2.11 per diluted share, in 2003. Net income as a percentage of net sales was 1.5% in 2004, compared to 5.7% in 2003. Net income decreased in 2004 as the result of lower EBIT offset by lower interest and income tax expense in 2004, compared to 2003. Interest expense decreased in 2004 by $0.4 million compared to 2003 as a result of lower interest rates during 2004. The effective tax rate increased to 30% during 2004 from 15% in 2003. The lower effective tax rate in 2003 was primarily due to a tax restructuring of our foreign operations. As detailed in “Reconciliation of Non-GAAP Financial Measures” below, net income per diluted share, excluding the capacity realignment charge, was $1.34 in 2004, compared to net income per diluted share, excluding tax adjustments, of $1.71 in 2003.
CAPITAL RESOURCES AND LIQUIDITY
Working Capital
The following table presents working capital items for 2005 and 2004:
Dollars in thousands, except percentages, DSO, DIO, DPO, and DWC

			Variance
December 31,	2005	2004	in dollars	in percent

Accounts receivable	$79,042	$67,522	$11,520	17.1%
DSO (1)	50.8	45.2

Inventories	122,572	126,625	(4,053)	(3.2)%
DIO (2)	78.7	84.8

Accounts payable	47,020	43,140	3,880	9.0%
DPO (3)	30.2	28.9

Working capital (4)	$154,594	$151,007	$3,587	2.4%
DWC (5)	99.3	101.1
Percentage of net sales	27.2%	27.7%

DSO, DIO, DPO and DWC are all calculated using net sales as the numerator on a 365 day calendar year.
(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as inventories and accounts receivable less accounts payable.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital, defined as inventories and accounts receivable less accounts payable, increased by $3.6 million in 2005, compared to 2004. As a percentage of net sales, working capital decreased slightly to 27.2% in 2005, compared to 27.7% in 2004. Excluding the $10.7 million of working capital associated with the Crisal business acquired in January 2005, working capital was $7.1 million lower than it was a year ago. Excluding Crisal, inventories were $14.6 million lower in 2005 compared to 2004, as the result of successful inventory reduction programs. Excluding Crisal, accounts receivable increased $3.6 million and accounts payable were $3.9 million lower in 2005 compared to 2004. For a reconciliation of working capital, see “Reconciliation of Non-GAAP Financial Measures” below.

Cash Flow
The following table presents key drivers to free cash flow for 2005, 2004 and 2003:
Dollars in thousands, except percentages

			Variance				Variance
December 31,	2005	2004	in dollars	in percent	2004	2003	in dollars	in percent

Net cash provided by operating activities	$38,113	$42,750	$(4,637)	(10.8)%	$42,750	$29,210	$13,540	46.4%
Capital expenditures	44,270	40,482	3,788	9.4%	40,482	25,718	14,764	57.4%
Acquisitions and related costs	28,948	—	28,948	100.0%	—	—	—	—
Proceeds from asset sales and other	212	16,623	(16,411)	(98.7)%	16,623	897	15,726	1753.2%
Dividends from Vitrocrisa	—	980	(980)	(100.0)%	980	4,900	(3,920)	(80.0)%

Free cash flow (1)	$(34,893)	$19,871	$(54,764)	(275.6)%	$19,871	$9,289	$10,582	113.9%

(1)	We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures and acquisition and related costs, plus proceeds from asset sales and other and dividends received from Vitrocrisa) is a useful metric for evaluting our financial performance as it is a measure we use internally to assess performance.
Discussion of 2005 vs. 2004 Operating Cash Flow
Net cash provided by operating activities decreased $4.6 million to $38.1 million in 2005, compared to 2004. Key drivers contributing to the decline were a decrease in net income, an increase in depreciation and amortization, an increase in our equity loss from Vitrocrisa and an increase in non-cash special charges. Also contributing to the decrease were increased non-cash pension and nonpension expense as well as an increase in non-cash workers compensation expense.
Discussion of 2004 vs. 2003 Operating Cash Flow
Net cash provided by operating activities increased by $13.5 million to $42.3 million in 2005, compared to 2004. Factors contributing to this increase were an increase in cash provided by working capital in 2005 compared to 2004 as well as higher non-cash special charges in 2004. Other drivers of the change in operating cash flow were an increase in our equity loss from Vitrocrisa and an increase in depreciation and amortization in 2005, compared to 2004.
Discussion of 2005 vs. 2004 Free Cash Flow
Free cash flow was $(34.9) million in 2005 compared to $19.9 million in 2004, a decrease of $54.8 million. This decline is mainly attributable to a decrease in net cash provided by operating activities, an increase in capital expenditures (including $14.8 million for the construction of our new China facility), acquisition costs of $29.0 million associated with Crisal and a decrease in proceeds received from asset sales (primarily the sale of land at our former City of Industry location) in 2005 compared to 2004. For a reconciliation of net cash provided by operating activities to free cash flow, see “Reconciliation of Non-GAAP Financial Measures” below.
Discussion of 2004 vs. 2003 Free Cash Flow
Free cash flow was $19.9 million in 2004, compared to $9.3 million in 2003, an increase of $10.6 million. This increase is mainly attributable to an increase in net cash provided by operating activities and proceeds received from the sale of land due to the closure of City of Industry, offset by an increase in capital expenditures and lower dividends received from Vitrocrisa. For a reconciliation of net cash provided by operating activities to free cash flow, see “Reconciliation of Non-GAAP Financial Measures” below.

Borrowings
The following table presents our total borrowings for 2005 and 2004:
Dollars in thousands, except percentages

	Interest	Maturity			Variance
December 31,	Rate	Date	2005	2004	in dollars	in percent

Borrowings under credit facility	floating	June 24, 2009	$143,814	$113,690	$30,124	26.5%
Senior notes	3.69%	March 31, 2008	25,000	25,000	—	0.0%
Senior notes	5.08%	March 31, 2013	55,000	55,000	—	0.0%
Senior notes	floating	March 31, 2010	20,000	20,000	—	0.0%
		January 2006 to
Promissory Note	6.00%	September 2016	2,131	2,267	(136)	(6.0)%
Notes payable	floating	January 2006	11,475	9,415	2,060	21.9%
		January 2006 to
Obligations under capital leases	floating	May 2009	2,203	—	2,203	100.0%
Other debt	floating	September 2009	2,056	—	2,056	100.0%

Total debt (1) (2)			$261,679	$225,372	$36,307	16.1%

(1)	Total debt includes notes payable, long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

(2)	See contractual obligations section below on scheduled payments by period.
We had total borrowings of $261.7 million at December 31, 2005, compared to total borrowings $225.4 million at December 31, 2004. The increase of $36.3 million in borrowings is primarily attributable to the $34.9 million negative free cash flow discussed above. We were in compliance with all debt covenants as of December 31, 2005 and 2004.
On March 31, 2003, we issued $100 million of privately placed senior notes (Senior Notes). Eighty million dollars of the notes have an average interest rate of 4.65% per year, with an initial average maturity of 8.4 years and a remaining average maturity of 5.7 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at December 31, 2005 on the $20 million debt was 5.07% per year.
In June 2004, Libbey Glass Inc. and Libbey Europe B.V. entered into an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with a group of banks that provided a Revolving Credit and Swing Line Facility. The Agreement has a five-year term, maturing June 24, 2009. We had additional debt capacity at December 31, 2005, of $42.7 million. Note 9 to the Consolidated Financial Statements provides additional information regarding the Agreement.
On December 30, 2005, we amended the terms of the Agreement and our Senior Notes. Pursuant to the amendments, we agreed to reduce the maximum amount that we may borrow under the Agreement from $250 million to $195 million. We also agreed that the maximum permissible leverage ratio under both the Agreement and Senior Notes would be increased to 4.5 to 1.0 as of December 31, 2005, 4.85 to 1.00 for the period January 1, 2006 through September 30, 2006, 4.00 to 1.00 for the period October 1, 2006 through December 31, 2006, and 3.25 to 1.00 from and after January 1, 2007. In addition, we agreed to a 50 basis point increase in the applicable interest rate and an additional 50 basis point increase in the applicable rate if our actual consolidated leverage ratio exceeds 4.25 to 1.0. We also granted to the lenders a security interest in substantially all of our assets and pledged equity interests in certain subsidiaries. As part of this debt restructuring, we wrote off, in accordance with accounting guidance for debt restructurings, certain unamortized fees and costs associated with obtaining the amendments. Total fees written off in the fourth quarter of 2005 were $1.8 million, which is included in the line item “interest expense” on the Consolidated Statements of Operations.
Our weighted average annual interest rate at December 31, 2005 for our total borrowings was 5.5%. We have entered into interest rate protection agreements with respect to $25 million of debt as a way to manage our exposure to fluctuating interest rates. The average fixed rate of interest under these interest rate protection agreements, excluding applicable fees, is 5.3% per year, and the total interest rate, including applicable fees, is 7.6% per year. The average maturity of these interest rate protection agreements is 0.4 years at December 31, 2005. Of our total indebtedness, $154.5 million is subject to fluctuating interest rates at December 31, 2005. A change in one percentage point in such rates would result in a change in interest expense of approximately $1.5 million on an annual basis.

Share Repurchase Program
Since mid-1998, we have repurchased 5,125,000 shares for $140.7 million, as authorized by our Board of Directors. As of December 31, 2005, authorization remains for the purchase of an additional 1,000,000 shares. During 2005 and 2004, we did not repurchase any common stock. We are using a portion of the repurchased common stock to fund the Employee Stock Purchase Plan (ESPP) and the Company match contributions for our employee 401(k) plans. See note 15 to the Consolidated Financial Statements for further discussion.
Contractual Obligations
The following table presents our existing contractual obligations at December 31, 2005 and related future cash requirements:
Dollars in thousands

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Borrowings	$261,679	$12,300	$26,519	$166,350	$56,510
Long term operating leases	41,162	8,218	14,172	6,480	12,292
Natural gas obligations	23,874	16,528	7,346	—	—
Pension and nonpension (1)	85,100	4,100	47,700	16,500	16,800

Total obligations	$411,815	$41,146	$95,737	$189,330	$85,602

(1)	The obligations for pension and nonpension postretirement obligations are based on the plans’ current funded status and actuarial assumptions and include projected payments to through 2012. For further disclosure with respect to pension and nonpension postretirement, see notes 12 and 13, respectively, to the Consolidated Financial Statements.
In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2005, totaled $8.4 million. For further detail with respect to our guarantees, see note 19 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We are a joint venture partner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Vitrocrisa), the largest glass tableware manufacturer in Latin America. We record our 49% interest in Vitrocrisa using the equity method of accounting. From this joint venture, we receive equity earnings (loss), dividends and certain technical assistance income. We also have a reciprocal distribution agreement with our joint venture partner, giving us exclusive distribution rights with respect to Vitrocrisa’s glass tableware products in the U.S. and Canada, and giving Vitrocrisa the exclusive distribution rights with respect to our glass tableware products in Latin America. In addition, we guarantee a portion of Vitrocrisa’s bank debt (see note 19 to the Consolidated Financial Statements). We have evaluated this investment and related arrangements in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) and determined that Vitrocrisa is a Variable Interest Entity (VIE), as defined by FIN 46R, but we are not considered the primary beneficiary, as we do not absorb the majority of expected losses or receive the majority of expected residual returns. Therefore, Vitrocrisa is not consolidated in our Consolidated Financial Statements. See note 6 to the Consolidated Financial Statements for disclosure regarding financial information relating to Vitrocrisa.
Liquidity and Capital Resource Requirements
We were required to obtain amendments to our financial covenants in our debt agreements during 2005 to ensure our compliance with those agreements. In the most recent amendment, completed on December 30, 2005, we agreed to grant to the lenders security interests in substantially all of our domestic assets and to pledge to the lenders a majority of the stock of certain foreign subsidiaries. Based on our current projections, we anticipate that we will comply with all of our debt covenants in 2006.
On January 23, 2006, Libbey Glassware (China) Co. Ltd., an indirect wholly-owned subsidiary of Libbey, entered into a Loan Agreement with China Construction Bank to finance construction of our new manufacturing facility in China. See Item 9B, Other Information, for a description of that agreement.
We anticipate that during the first half of 2006, we will refinance substantially all of our debt under the Agreement and the Senior Notes in order to obtain greater financial flexibility to enable us to fund our capital expenditure requirements and pursue our strategic initiatives, including the potential acquisition of the remaining 51% interest in Vitrocrisa our Mexican joint venture .

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
Reconciliation of Loss (income) before income taxes to EBIT and EBITDA
(Dollars in thousands)

Year ended December 31,	2005	2004	2003

(Loss) income before income taxes	$(25,705)	$11,780	$34,204
Add: interest expense	15,255	13,049	13,436

(Loss) earnings before interest and taxes (EBIT)	$(10,450)	$24,829	$47,640
Add: depreciation and amortization	32,481	29,505	28,109

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$22,031	$54,334	$75,749

Summary of Special Charges
(Dollars in thousands)

Year ended December 31,	2005	2004	2003

Capacity realignment:
Pension and postretirement welfare	$—	$4,621	$—
Inventory write-down	—	1,905	—

Included in cost of sales	—	6,526	—

Fixed asset related	1,827	4,678	—
Employee termination costs	3,754	3,315	—
Gain on land sales	(4,508)	—	—

Included in special charges	1,073	7,993	—

Total pretax capacity realignment charges	$1,073	$14,519	$—

Salary reduction program:
Pension & retiree welfare	$867	$—	$—

Included in cost of sales	867	—	—

Pension & retiree welfare	1,347	—	—

Included in selling, general & administrative expenses	1,347	—	—

Employee termination costs	2,494	—	—

Included in special charges	2,494	—	—

Total pretax salary reduction program	$4,708	$—	$—

Syracuse China asset impairment and other charges:
Inventory	$1,098	$—	$—

Included in cost of sales	1,098	—	—

Goodwill	5,442	—	—
Intangibles	3,737	—	—

Included in impairment of goodwill and other intangible assets	9,179	—	—

Property, plant & equipment	6,257	—	—

Included in special charges	6,257	—	—

Total pretax Syracuse China asset impairment and other charges	$16,534	$—	$—

Pension settlement accounting	$4,921	$—	$—

Included in special charges	$4,921	$—	$—

Total special charges	$27,236	$14,519	$—

Net Income excluding special charges
(Dollars in thousands, except per-share amounts)

Year ended December 31,	2005	2004	2003

Reported net (loss) income	$(19,355)	$8,252	$29,073
Special charges – net of tax	20,454	10,163	—

Net income excluding special charges	$1,099	$18,415	$29,073

Diluted (loss) earnings per share:
Reported net (loss) income	$(1.39)	$0.60	$2.11
Special charges – net of tax	1.47	0.74	—

Net income per diluted share excluding special charges	$0.08	$1.34	$2.11

Reconciliation of net cash provided by operating activities to free cash flow
(Dollars in thousands)

December 31,	2005	2004	2003

Net cash provided by operating activities	$38,113	$42,750	$29,210
Less:
Capital expenditures	44,270	40,482	25,718
Acquisition and related costs	28,989	—	513
Plus:
Proceeds from asset sales and other	253	16,623	1,410
Dividends from equity investments	—	980	4,900

Free cash flow	$(34,893)	$19,871	$9,289

Reconciliation of working capital
(Dollars in thousands)

December 31,	2005	2004

Accounts receivable	$79,042	$67,522
Plus:
Inventories	122,572	126,625
Less:
Accounts payable	47,020	43,140

Working capital	$154,594	$151,007

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.
Allowance for Doubtful Accounts
Our accounts receivable balance, net of allowances for doubtful accounts, was $79.0 million in 2005, compared to $67.5 million in 2004. The allowance for doubtful accounts was $8.3 million in 2005, compared to $7.7 million in 2004. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.
Allowance for Slow-Moving and Obsolete Inventory
We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. Historically, these loss provisions have not been significant, as the majority of our inventories are valued using the last-in, first-out (LIFO) method. At December 31, 2005, our inventories were $122.6 million, with loss provisions of $3.3 million, compared to inventories of $126.6 million and loss provisions of $2.8 million at December 31, 2004. The allowance increase in 2005 compared to 2004 is mainly attributable to Syracuse China write-downs to lower of cost or market of $1.1 million and an increase in our allowance that we established for our inventory reduction plans.
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
Fixed Assets
We review fixed assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions. In 2005, we wrote down the value of certain assets to fair value at our Syracuse China facility based upon appraisals performed by an independent third party. In 2004, due to the closure of our facility in City of Industry, California, we wrote down the values of certain assets based upon appraisals performed by an independent third party. These write-downs are further disclosed in note 10 to the Consolidated Financial Statements.
Goodwill and Indefinite Life Intangible Assets
Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method which incorporates the weighted average cost of capital of a hypothetical third party buyer. to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. Our review indicated an impairment of goodwill of $5.4 million at our Syracuse China facility during 2005. This impairment is further disclosed in note 7 to the Consolidated Financial Statements.
Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1for each year presented. An impairment loss for intangible assets of $3.7 million was recorded in 2005 for our Syracuse China facility. This impairment is further disclosed in note 7 to the Consolidated Financial Statements.
If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed as of October 1, 2005, may have indicated an impairment of one or more of the Company’s other reporting units and, as a result, the related goodwill would also have been impaired. As of October 1, 2005 the excess of fair value of the Royal Leerdam reporting unit exceeded its carrying value by approximately $4.7 million.

Revenue Recognition
Revenue is recognized when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and sales incentive programs offered to customers. We offer our various incentive programs to a broad base of customers and we record accruals for these as sales occur. These programs typically offer incentives for purchase activities by customers that include growth objectives. Criteria for payment include the achievement by customers of certain purchase targets and the purchase by customers of particular product types. Management regularly reviews the adequacy of the accruals based on current customer purchases, targeted purchases and payout levels.
Self-Insurance Reserves
We use self-insurance mechanisms to provide for potential liabilities related to workers’ compensation and employee health care benefits that are not covered by third-party insurance. Workers’ compensation accruals are recorded at the estimated ultimate payout amounts received from our third party administrator based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses as developed by an independent third party actuary. The workers’ compensation accrual increased $7.2 million in 2005 primarily due to state audit adjustments, increased claims activity related to significant employment level reductions from the closure of our City of Industry, California plant, increased manufacturing down time, and an increase in our estimate of incurred-but-not-reported losses.
Group health accruals include estimates of incurred-but-not-reported estimates received from our third party administrator of the plan.
Although we believe that the estimated liabilities for self-insurance are adequate, the estimates described above may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate self-insurance liabilities are based on numerous assumptions, some of which are subjective. We will continue to adjust our estimated liabilities for self-insurance, as deemed necessary, in the event that future loss experience differs from historical loss patterns.
Pension Assumptions
The following are the assumptions used to determine the benefit obligations and pretax income effect for our pension plan benefits for 2005, 2004 and 2003:

	U.S. Plans			Non-U.S. Plans
Year ended December 31,	2005	2004	2003	2005	2004	2003

Discount rate	5.60%	5.75%	6.25%	4.25%	4.70%	5.60%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.00%	6.50%	6.50%	6.50%
Rate of compensation increase	3.0 to 6.0%	4.00%	4.00%	2.0 to 2.5%	2.0 to 2.5%	2.0 to 2.5%

We account for our defined benefit pension plans on an expense basis that reflects actuarial funding methods. Two critical assumptions, discount rate and expected long-term rate of return on plan assets, are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions on our annual measurement date of December 31. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year often will differ from actuarial assumptions because of demographic, economic and other factors.
The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at our December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. A lower discount rate increases the present value of benefit obligations and increases pension expense.
To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We made no change to the expected long-term rate of return for our non-U.S. Plans at December 31, 2005. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The assumed long-term rate of return on assets is applied to a calculated value of plan assets that recognizes gains and losses in the fair value of plan assets that recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension expense (income). The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income).
Sensitivity to changes in key assumptions is as follows:
•	A change of 1% in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million based on year-end data.

•	A change of 1% in the discount rate would change our total pension expense by approximately $3.8 million.
Nonpension Postretirement Assumptions
We use various actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for our retiree health plan. The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits at our December 31 measurement date to establish the discount rate. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans

Year ended December 31,	2005	2004	2003	2005	2004	2003

Discount rate	5.60%	5.75%	6.25%	5.00%	5.75%	6.25%
Initial health care trend	9.00%	9.00%	10.00%	8.00%	9.00%	9.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	4	4	5	3	4	8
Sensitivity to changes in key assumptions is as follows:
•	A 1% change in the health care trend rate would not have a material impact upon the nonpension postretirement expense and would change the benefit obligation by approximately $ 0.7 million.

•	A 1% change in the discount rate would change the nonpension postretirement expense by $0.2 million.
Income Taxes
We are subject to income taxes in both the U.S. and certain foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations as to which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit and the expiration of a statute of limitation.

New Accounting Standards
In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 supersedes FSP No. 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. Up until the third quarter of 2005, we had elected to defer accounting for the effects of the Act, pending clarification of the Act on our nonpension postretirement plans. Beginning in the third quarter of 2005, with guidance from the Centers for Medicare and Medicaid Services, we have determined the effects of the Act on our nonpension postretirement plans and included them in our Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 Revised). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost to be recognized in our financial statements. This new standard is effective beginning January 1, 2006. We are currently evaluating SFAS No. 123 Revised and intend to implement it in the first quarter of 2006. The projected impact is approximately an after tax charge of $0.4 million for 2006.
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
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). Asset retirement obligations (ARO’s) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 is effective for fiscal years ending after December 15, 2005. We have adopted the provisions of FIN 47 during the fourth quarter of 2005 and recorded a $0.1 million charge to earnings.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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
Interest Rates
We are exposed to market risk associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $25 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $154.5 million of debt subject to fluctuating interest rates at December 31, 2005. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.5 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our domestic manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider our forecasted natural gas requirements of our domestic manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings.
Pension
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our pension benefit obligations and related pension expense. Changes in the equity and debt securities markets affect the performance of our pension plan asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1% in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million based on year-end data.

•	A change of 1% in the discount rate would change our total pension expense by approximately $3.8 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Libbey Inc.
We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2005, included in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the combined financial statements of Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A de C.V. (collectively the “Vitrocrisa Companies”) (corporations in which Libbey Inc. has a 49% equity interest). These statements were audited by other auditors whose reports have been furnished to us; and, insofar as our opinion on the consolidated financial statements relates to the amounts included for these companies, it is based solely on the report of other auditors, except as noted below. In the consolidated financial statements, the Company’s investment in Vitrocrisa Companies is stated at $3,895,500 and $10,305,000, respectively, at December 31, 2005 and 2004, and the Company’s equity in the net (loss) income of Vitrocrisa Companies is stated at $(5,056,680), $(1,449,000) and $3,376,000 for the three years in the period ended December 31, 2005.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Libbey Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
March 16, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Libbey Inc.
We have audited management’s assessment, included in the accompanying Report of Management, that Libbey Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crisal-Cristalaria Automática S.A., which is included in the consolidated financial statements of Libbey Inc. and constituted 8.9% and 21.2% of consolidated total and net assets, respectively, as of December 31, 2005 and 5.9% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of Libbey Inc. also did not include an evaluation of the internal control over financial reporting of Crisal-Cristalaria Automática S.A.
In our opinion, management’s assessment that Libbey Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Libbey Inc. and our report dated March 16, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
March 16, 2006

Report of Independent Registered Public Accounting Firm
To the stockholders of
Vitrocrisa Holding, S. De R.L. de C.V. and Subsidiaries and Crisa Libbey, S.A. de C.V.
Monterrey, N.L.
We have audited the combined balance sheets of Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V. (the “Companies”) as of December 31, 2005 and 2004, and the related combined statements of operations, changes in stockholders’ equity and cash flows for the years then ended (all expressed in thousands of U.S. dollars and not presented separately herein). These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such combined financial statements (not presented separately herein) present fairly, in all material respects, the combined financial position of the Companies as of December 31, 2005 and 2004, and the combined results of their operations and their combined cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Subsequent to the issuance of the Companies’ 2004 combined financial statements, the Companies’ management determined that they had not appropriately recorded their deferred profit sharing or their severance indemnity obligation. As a result, the Companies’ combined financial statements have been restated from the amounts previously reported to properly reflect such amounts as disclosed in Note 12 to the combined financial statements (not presented separately herein).
Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu
/s/ C.P.C. Ernesto Cruz Velázquez de León
Monterrey, N.L. Mexico
February 28, 2006

Libbey Inc. Consolidated Balance Sheets

	Footnote
December 31,	reference	2005	2004

Dollars in thousands, except share amounts
Assets
Current assets:
Cash		$3,242	$6,244
Accounts receivable — net	(note 3)	79,042	67,522
Inventories — net	(note 3)	122,572	126,625
Deferred taxes	(note 11)	8,270	7,462
Prepaid and other current assets	(note 3)	10,787	3,308

Total current assets		223,913	211,161
Other assets:
Repair parts inventories		6,322	6,965
Intangible pension asset	(note 12)	17,251	22,140
Software — net	(note 5)	4,561	3,301
Deferred taxes	(note 11)	952	—
Other assets	(note 3)	4,397	4,131
Investments	(note 6)	76,657	82,125
Purchased intangible assets — net	(note 7)	10,778	12,314
Goodwill — net	(note 7)	50,825	53,689

Total other assets		171,743	184,665
Property, plant and equipment — net	(note 8)	200,128	182,378

Total assets		$595,784	$578,204

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	(note 9)	$11,475	$9,415
Accounts payable		47,020	43,140
Salaries and wages		16,043	13,481
Accrued liabilities	(note 3)	36,968	25,515
Deposit liability	(note 10)	—	16,623
Special charges reserve	(note 10)	2,002	3,025
Accrued income taxes	(note 11)	7,131	5,839
Long-term debt due within one year	(note 9)	825	115

Total current liabilities		121,464	117,153
Long-term debt	(note 9)	249,379	215,842
Deferred taxes	(note 11)	—	12,486
Pension liability	(note 12)	54,760	36,465
Nonpension postretirement benefits	(note 13)	45,081	45,716
Other long-term liabilities	(note 3)	5,461	6,979

Total liabilities		476,145	434,641
Minority interest	(note 2)	34	—

Total liabilities and minority interest		476,179	434,641

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,685,210 shares issued in 2004)		187	187
Capital in excess of par value		301,025	300,922
Treasury stock, at cost, 4,681,721 shares (4,879,310 in 2004)		(132,520)	(135,865)
Retained (deficit) earnings		(17,966)	6,925
Accumulated other comprehensive loss	(note 17)	(31,121)	(28,606)

Total shareholders’ equity		119,605	143,563

Total liabilities and shareholders’ equity		$595,784	$578,204

Libbey Inc. Consolidated Statements of Operations

December 31,	Footnote
Dollars in thousands, except per-share amounts	reference	2005	2004	2003

Net sales	(note 2)	$568,133	$544,767	$513,632
Freight billed to customers		1,932	2,030	1,965

Total revenues		570,065	546,797	515,597
Cost of sales	(note 2)	483,523	446,335	407,391

Gross profit		86,542	100,462	108,206
Selling, general and administrative expenses		71,535	68,574	68,479
Impairment of goodwill and other intangible assets	(note 7 & 10)	9,179	—	—
Special charges	(note 10)	14,745	7,993	—

(Loss) income from operations		(8,917)	23,895	39,727
Equity (loss) earnings — pretax	(note 6)	(4,100)	(1,435)	4,429
Other income		2,567	2,369	3,484

(Loss) earnings before interest, income taxes and minority interest		(10,450)	24,829	47,640
Interest expense	(note 9)	15,255	13,049	13,436

(Loss) income before income taxes and minority interest		(25,705)	11,780	34,204
(Credit) provision for income taxes	(note 11)	(6,384)	3,528	5,131

(Loss) income before minority interest		(19,321)	8,252	29,073
Minority interest	(note 2)	(34)	—	—

Net (loss) income		$(19,355)	$8,252	$29,073

Net (loss) income per share
Basic	(note 14)	$(1.39)	$0.60	$2.12
Diluted	(note 14)	$(1.39)	$0.60	$2.11

Weighted average shares
Outstanding	(note 14)	13,906	13,712	13,734
Diluted	(note 14)	13,906	13,719	13,761

See accompanying notes

Libbey Inc. Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common	Capital in	Treasury	Retained	Comprehensive
	Stock	Excess of	Stock	Earnings	Income (Loss)
Dollars in thousands, except per-share amounts	Amount (1)	Par Value	Amount (1)	(Deficit)	(note 17)	Total

Balance December 31, 2002	$183	$293,537	$(102,206)	$(19,413)	$(31,883)	$140,218
Comprehensive income:
Net income				29,073		29,073
Effect of derivatives — net of tax					1,871	1,871
Net minimum pension liability — net of tax					4,567	4,567
Effect of exchange rate fluctuation					32	32

Total comprehensive income (note 17)						35,543
Stock options exercised	4	5,383				5,387
Income tax benefit on stock options (note 11)		1,458				1,458
Purchase of treasury shares			(38,918)			(38,918)
Stock issued from treasury			1,675			1,675
Dividends — $0.40 per share				(5,506)		(5,506)

Balance December 31, 2003	187	300,378	(139,449)	4,154	(25,413)	139,857
Comprehensive income:
Net income				8,252		8,252
Effect of derivatives — net of tax					2,067	2,067
Net minimum pension liability (including equity investments) — net of tax					(5,514)	(5,514)
Effect of exchange rate fluctuation					254	254

Total comprehensive income (note 17)						5,059
Stock options exercised		472				472
Income tax benefit on stock options (note 11)		72				72
Stock issued from treasury			3,584			3,584
Dividends — $0.40 per share				(5,481)		(5,481)

Balance December 31, 2004	187	300,922	(135,865)	6,925	(28,606)	143,563

Comprehensive income:
Net loss				(19,355)		(19,355)
Effect of derivatives — net of tax					5,040	5,040
Net minimum pension liability (including equity investments) — net of tax					(7,176)	(7,176)
Effect of exchange rate fluctuation					(379)	(379)

Total comprehensive income (note 17)						(21,870)
Stock options exercised		99				99
Income tax benefit on stock options (note 11)		4				4
Stock issued from treasury			3,345			3,345
Dividends — $0.40 per share				(5,536)		(5,536)

Balance December 31, 2005	$187	$301,025	$(132,520)	$(17,966)	$(31,121)	$119,605

	Common	Treasury
	Stock	Stock
(1) Share amounts are as follows:	Shares	Shares	Total

Balance December 31, 2002	18,256,277	3,625,000	14,631,277
Stock options exercised	404,683		404,683
Purchase of treasury shares		1,500,000	(1,500,000)
Stock issued from treasury		(78,403)	78,403

Balance December 31, 2003	18,660,960	5,046,597	13,614,363
Stock options exercised	24,250		24,250
Stock issued from treasury		(167,287)	167,287

Balance December 31, 2004	18,685,210	4,879,310	13,805,900
Stock options exercised	4,500		4,500
Stock issued from treasury		(197,589)	197,589

Balance December 31, 2005	18,689,710	4,681,721	14,007,989

See accompanying notes

Libbey Inc. Consolidated Statements of Cash Flows

	Footnote
December 31,	reference	2005	2004	2003

Dollars in thousands
Operating activities
Net (loss) income		$(19,355)	$8,252	$29,073
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	(note 5,7,8)	32,481	29,505	28,109
Equity loss (earnings) — net of tax	(note 6)	4,556	893	(4,420)
Minority interest	(note 2)	34	—	—
Change in accounts receivable		(8,976)	(10,280)	(5,632)
Change in inventories		8,322	87	(14,116)
Change in accounts payable		(6,915)	2,250	6,413
Special charges	(note 10)	16,542	14,229	—
Workers compensation		7,155	(186)	(849)
Pension and postretirement		4,901	(362)	(33)
Other operating activities		(632)	(1,638)	(9,335)

Net cash provided by operating activities		38,113	42,750	29,210
Investing activities
Additions to property, plant and equipment		(44,270)	(40,482)	(25,718)
Proceeds from asset sales and other		212	16,623	897
Dividends received from equity investments		—	980	4,900
Acquisitions and related costs	(note 4)	(28,948)	—	—

Net cash used in investing activities		(73,006)	(22,879)	(19,921)
Financing activities
Net bank credit facility activity		37,735	(18,000)	(66,254)
Senior notes		—	—	100,000
Other net borrowings (repayments)		1,917	7,984	(2,275)
Stock options exercised	(note 15)	99	472	5,383
Treasury shares purchased		—	—	(38,918)
Dividends paid		(5,536)	(5,481)	(5,506)
Other financing activities		(2,324)	(1,351)	(659)

Net cash provided by (used in) financing activities		31,891	(16,376)	(8,229)
Effect of exchange rate fluctuations on cash		—	(1)	7

(Decrease) increase in cash		(3,002)	3,494	1,067
Cash at beginning of year		6,244	2,750	1,683

Cash at end of year		$3,242	$6,244	$2,750

Supplemental disclosure of cash flows information:
Cash paid during the year for interest		$13,216	$13,361	$11,678
Cash paid (net of refunds received) during the year for income taxes		$5,381	$349	$8,996

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
We own and operate two glass tableware manufacturing plants in the United States, a glass tableware manufacturing plant in the Netherlands and Portugal, a ceramic dinnerware plant in New York, and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing, procurement and our investment in a joint venture allows us to compete in the tableware market by offering an extensive product line at competitive prices. For more information on Libbey, refer to Item 1 of this Form 10-K.
2. Significant Accounting Policies
Basis of Presentation The Consolidated Financial Statements include Libbey Inc. and all wholly owned subsidiaries (Libbey or the Company). Our fiscal year end is December 31st. We record our 49% interest in Vitrocrisa using the equity method. At December 31, 2005, we owned 95% of Crisal-Cristalaria Automática S.A. (Crisal). Our 95% controlling interest requires that Crisal’s operations be consolidated in the Consolidated Financial Statements. The 5% equity interest of Crisal that is not owned by us is shown as a minority interest in the Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.
Consolidated Statements of Operations Net sales in our Consolidated Statements of Operations include revenue earned when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs, royalty expense and other costs.
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
Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for 40.8% and 52.2% of our inventories in 2005 and 2004, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO, or average cost over LIFO, was $14,710 and $14,940 for 2005 and 2004, respectively.

Purchased Intangible Assets and Goodwill Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and SFAS No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 142 requires goodwill and purchased indefinite life intangible assets to no longer be amortized but reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. During the fourth quarter of 2005, we updated our separate impairment evaluations for both goodwill and indefinite life intangible assets. Our review indicated an impairment of both goodwill and indefinite life intangible assets at our Syracuse China facility. For further disclosure on goodwill and intangibles, see note 7.
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
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Due to the closure of our facility in City of Industry, California, we wrote down the values of certain assets to fair value based upon appraisals performed by an independent third party. In 2005, we also wrote down the value of certain assets to fair value at our Syracuse China facility. These write-downs are further disclosed in note 10.
Self-Insurance Reserves Self-Insurance reserves reflect the estimated liability for group health and workers’ compensation claims not covered by third-party insurance. An independent actuarial firm was hired to determine the adequacy of estimated liabilities. We accrue estimated losses based on actuarial models and assumptions as well as our historical loss experience. Workers’ compensation accruals are recorded at the estimated ultimate payout amounts received from our third party administrator based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses as developed by an independent third party actuary. Group health accruals are based on estimates of incurred-but-not-reported estimates received from our third party administrator of the plan.
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
Stock Options We account for our two stock option plans using the intrinsic value method of accounting in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. Under the intrinsic value method, because the exercise price of our stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Operations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123 Revised), to stock-based employee compensation.

Year ended December 31,	2005	2004	2003

Net (Loss) income:
Reported net (loss) income	$(19,355)	$8,252	$29,073
Less: Stock-based employee compensation expense determined under fair value-based method of all awards, net of related tax effects (1)	—	(1,253)	(1,373)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	—	96	—

Pro forma net (loss) income	$(19,355)	$7,095	$27,700

Basic (loss) earnings per share:
Reported basic (loss) earnings per share	$(1.39)	$0.60	$2.12
Pro forma basic (loss) earnings per share	$(1.39)	$0.52	$2.02

Diluted (loss) earnings per share:
Reported diluted (loss) earnings per share	$(1.39)	$0.60	$2.11
Pro forma diluted (loss) earnings per share	$(1.39)	$0.52	$2.01

(1)	Since all outstanding options have an exercise price in excess of the 2005 fiscal year end stock price, the effects of the employee stock options and employee stock purchase plan (ESPP) are anti-dilutive and thus will have no effect on earnings per share.
We also have an Employee Stock Purchase Plan (ESPP) where eligible employees may purchase a limited number of shares of Libbey’s common stock at a discount. In accordance with APB 25, this plan is considered non-compensatory, and therefore no expense related to this plan is included in our Consolidated Statements of Income. For further information on stock options and the ESPP, see note 15.

Research and Development Research and development costs are charged to the Consolidated Statements of Operations when incurred. Expenses for 2005, 2004 and 2003, respectively, were $2,413, $2,247 and $2,051.
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
Treasury Stock Treasury stock purchases are recorded at cost. During 2005 and 2004, we did not purchase any treasury stock. During 2003, we purchased 1,500,000 shares of stock at an average cost of $25.95. During 2005 and 2004, we issued 197,589 and 167,287 shares from treasury stock at an average cost of $16.93 and $21.42, respectively.
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
Reclassifications Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2005.

New Accounting Standards
In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). FSP 106-2 supersedes FSP No. 106-1. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. Up until the third quarter of 2005, we had elected to defer accounting for the effects of the Act pending clarification of the Act on our nonpension postretirement plans. Beginning in the third quarter of 2005, with guidance from the Centers for Medicare and Medicaid Services, we have determined the effects of the Act on our nonpension postretirement plans and included them in our Consolidated Financial Statements. See Note 13.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 Revised). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost to be recognized in our financial statements. This new standard is effective beginning January 1, 2006. We are currently evaluating SFAS No. 123 Revised and intend to implement it in the first quarter of 2006. The projected impact is approximately an after tax charge of $0.4 million for 2006.
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
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). Asset retirement obligations (ARO’s) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 is effective for fiscal years ending after December 15, 2005. We have adopted the provisions of FIN 47 during the fourth quarter of 2005 and recorded a $0.1 charge to earnings.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

3. Balance Sheet Details
The following tables provide detail of selected balance sheet items:

December 31,	2005	2004

Accounts receivable:
Trade receivables	$75,470	$64,744
Other receivables	3,572	2,778

Total accounts receivable, less allowances of $8,342 and $7,661	$79,042	$67,522

Inventories:
Finished goods	$112,058	$115,691
Work in process	4,456	6,017
Raw materials	5,442	4,109
Operating supplies	616	808

Total inventories	$122,572	$126,625

Prepaid and other current assets:
Prepaid expenses	$3,142	$3,147
Derivative assets	7,645	161

Total prepaid and other current assets	$10,787	$3,308

Other assets:
Deposits	$1,386	$1,661
Finance fees – net of amortization	2,003	2,002
Other	1,008	468

Total other assets	$4,397	$4,131

Accrued liabilities:
Accrued incentives	$14,306	$12,881
Derivative liabilities	67	1,375
Workers compensation	9,134	1,979
Medical liabilities	3,019	2,755
Interest	1,843	1,538
Commissions payable	858	756
Accrued non-income taxes	432	83
Accrued liabilities	7,309	4,148

Total accrued liabilities	$36,968	$25,515

Other long-term liabilities:
Deferred liability	$877	$689
Guarantee of Vitrocrisa debt	421	421
Other	4,163	5,869

Total other long-term liabilities	$5,461	$6,979

4. Acquisitions
Crisal-Cristalaria Automática, S.A
On January 10, 2005, we purchased 95 percent of the shares of Crisal-Cristalaria Automática S.A. (Crisal) located in Marinha Grande, Portugal, from Vista Alegre Atlantis SGPS, SA. The cash transaction was valued at €22.1 million including acquisition costs. Pursuant to the agreement, we will acquire the remaining shares of Crisal for approximately €2 million approximately three years after the closing date, provided that Crisal meets a specified target relating to earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement provides that, if Crisal does not meet the specified target, we will acquire the remaining shares of Crisal for one euro. In addition, the agreement provides that, if Crisal meets other specified EBITDA and net sales targets, we will pay the seller an earn-out payment in the amount of €5.5 million no earlier than three years after the closing date of January 10, 2005. In the event that any contingent payments are made according to the agreement, the payments will be reflected as additional purchase price.
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
Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$13,216
Property, plant and equipment	31,755
Intangible assets	4,455
Goodwill	3,924

Total assets acquired	53,350

Less liabilities assumed:Current liabilities	18,992
Long-term liabilities	5,410

Total liabilities assumed	24,402

Cash purchase price	$28,948

Intangible assets acquired of $4,455 consist of trade names and customer lists and are being amortized over an average life of 9.6 years. Crisal’s results of operations are included in our Consolidated Financial Statements starting January 11, 2005. Pro forma results for both the prior-year period and the period from January 1 through January 10, 2005, are not included, as they are considered immaterial.
Vitrocrisa
In late July 2005, we announced that we are pursuing the possible purchase of the remaining 51 percent of the shares of Vitrocrisa from Vitro S.A. We are still pursuing this possible purchase. Vitrocrisa is currently a joint venture between Libbey and Vitro S.A., with Libbey owning 49 percent of the shares and Vitro S.A. owning 51 percent of the shares. See note 6.

5. Software
Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Software is reported net of accumulated amortization.

December 31,	2005	2004

Software	$19,042	$16,986
Accumulated amortization	14,481	13,685

Software — net	$4,561	$3,301

Amortization expense was $796, $921 and $1,058 for years 2005, 2004 and 2003, respectively.
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
Vitrocrisa Holding S. de R.L. de C.V. and subsidiaries and Crisa Libbey, S.A. de C.V. use the U.S. dollar as the functional currency. As a result, the accompanying financial statements have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar denominated transactions are eliminated. The resulting remeasurement gain (loss) is recorded in results of operations.
Condensed balance sheet information for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) is as follows:

December 31,	2005	2004

Current assets	$80,102	$88,195
Non-current assets	99,940	100,274

Total assets	180,042	188,469

Current liabilities	72,550	69,426
Other liabilities	94,865	93,962

Total liabilities	167,415	163,388

Net assets	$12,627	$25,081

Condensed statements of operations for Vitrocrisa Holding, S. de R.L. de C.V. and subsidiaries, Crisa Libbey, S.A. de C.V. and Crisa Industrial, L.L.C. (including adjustments for U.S. GAAP equity method accounting) are as follows:

Year ended December 31,	2005	2004	2003

Total revenues	$191,801	$189,761	$183,650
Cost of sales	165,815	162,046	150,939

Gross profit	25,986	27,715	32,711
Selling, general and administrative expenses	23,154	22,250	20,626

Income from operations	2,832	5,465	12,085
Remeasurement (loss) gain	(1,284)	(1,341)	2,652
Other expense	(1,533)	(463)	(662)

(Loss) earnings before interest and taxes	15	3,661	14,075
Interest expense	8,382	6,589	5,036

(Loss) income before income taxes	(8,367)	(2,928)	9,039
Income taxes	931	(1,106)	18

Net (loss) income	$(9,298)	$(1,822)	$9,021

The above 2005 results have been adjusted to reflect the impact of the deferred profit sharing and severance indemnity obligation items referred to in Vitrocrisa’s Report of Independent Registered Public Accounting Firm.
We record 49% of Vitrocrisa’s (loss) income before income taxes in the line “equity (loss) earnings-pretax” in our Consolidated Statements of Income. We record 49% of Vitrocrisa’s income taxes in the line “provision for income taxes” in our Consolidated Statements of Operations. These items are shown below:

Year ended December 31,	2005	2004	2003

Equity (loss) earnings – pretax	$(4,100)	$(1,435)	$4,429
Provision (credit) for income taxes	456	(542)	9

Net equity (loss) earnings	$(4,556)	$(893)	$4,420

On our Consolidated Statements of Cash Flows, we record the net equity (loss) earnings amount as part of operating activities.
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
Our maximum exposure to loss in regards to Vitrocrisa and related arrangements is $23 million for a guarantee for Vitrocrisa’s bank debt, the investment in Vitrocrisa valued at $76.7 million at December 31, 2005, $5 million for our guarantee of Vitrocrisa’s obligation to purchase electricity and any losses incurred by the joint venture, of which we incur 49% as an equity loss. We are also exposed to losses in regard to the distribution agreement. These losses are difficult to quantify as some products could be sourced from other third party vendors and/or produced by us.
In late July 2005, we announced that we are pursuing the possible purchase of the remaining 51 percent of the shares of Vitrocrisa from Vitro S.A. We are still pursuing this possible purchase.

7. Purchased Intangible Assets and Goodwill
Purchased Intangibles
Changes in purchased intangibles balances are as follows:

	2005	2004

Beginning balance	$12,314	$12,834
Acquired (note 4)	4,455	—
Impairment (see below)	(3,738)	—
Amortization	(1,326)	(820)
Foreign currency impact	(927)	300

Ending balance	$10,778	$12,314

Purchased intangible assets are composed of the following:

December 31,	2005	2004

Indefinite life intangible assets	$6,879	$10,617
Definite life intangible assets, net of accumulated amortization of $6,955 and $5,629	3,899	1,697

Total	$10,778	$12,314

Amortization expense for definite life intangible assets was $1,326, $820 and $1,594 for years 2005, 2004 and 2003, respectively.
Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with SFAS No. 142. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. This was done as of October 1, 2005, and based on this analysis, we concluded that intangibles of $3,738, associated with Syracuse China, were impaired. See discussion of goodwill below for factors contributing to the impairment.
The definite life intangible assets primarily consist of technical assistance agreements, noncompete agreements and patents. The definite life assets are generally amortized over a period ranging from three to twenty years. The weighted average remaining life on the definite life intangible assets is 6.4 years at December 31, 2005.
Future estimated amortization expense of definite life intangible assets is as follows:

2006	2007	2008	2009	2010

$762	$762	$9	$9	$9

Goodwill
Changes in goodwill balances, net of accumulated amortization, are as follows:

	2005	2004

Beginning balance	$53,689	$53,133
Acquired (note 4)	3,924	—
Impairment (see below)	(5,441)	—
Foreign currency impact	(1,347)	556

Ending balance	$50,825	$53,689

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method which incorporates the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. Our review indicated an impairment of goodwill of $5.4 million at our Syracuse China facility during 2005. The impairment principally results from rising manufacturing costs, competitive pricing pressures and lower expected sales volume growth. If the Company’s projected future cash flows were lower or if the assumed weighted average cost of capital were higher, the testing performed as of October 1, 2005, may have indicated an impairment of one or more of the Company’s other reporting units and, as a result, the related goodwill would also have been impaired. As of October 1, 2005 the excess of fair value of the Royal Leerdam reporting unit exceeded its carrying value by approximately $4.7 million.

\

8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

December 31,	2005	2004

Land	$15,649	$17,781

Buildings	50,935	45,277

Machinery and equipment	253,757	234,670

Furniture and fixtures	12,962	12,328

Construction in progress	24,638	11,395

	357,941	321,451
Less accumulated depreciation	157,813	139,073

Net property, plant and equipment	$200,128	$182,378

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Depreciation expense was $30,359, $27,764 and $25,457 for the years 2005, 2004 and 2003, respectively.
During 2005, we recorded $6.3 million of reductions in the carrying value of our long-lived assets at Syracuse China in accordance with SFAS No. 144. Under SFAS No. 144, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We noted indicators during the fourth quarter of 2005 that the carrying value of our long-lived assets may not be recoverable and performed an impairment review. We evaluated the recoverability of our long-lived assets and recorded impairment charges, for property, plant and equipment, based on the amounts by which the carrying amounts of these assets exceeded their fair value. The impairment principally results from rising manufacturing costs, competitive pricing pressures and lower expected sales volume growth.
9. Borrowings
Borrowings consist of the following:

December 31,	Interest Rate	Maturity Date	2005	2004

Borrowings under credit facility	Floating	June 24, 2009	$143,814	$113,690
Senior note	3.69%	March 31, 2008	25,000	25,000
Senior notes	5.08%	March 31, 2013	55,000	55,000
Senior notes	Floating	March 31, 2010	20,000	20,000
		January 2006 to
Promissory Note	6.00%	September 2016	2,131	2,267
Notes payable	Floating	January 2006	11,475	9,415
		January 2006 to
Obligations under capital leases	Floating	May 2009	2,203	—
Other debt	Floating	September 2009	2,056	—

Total borrowings			261,679	225,372
Less – current portion of borrowings			12,300	9,530

Total long-term portion of borrowings			$249,379	$215,842

Annual maturities for all of our borrowings for the next five years are as follows:

2006	2007	2008	2009	2010

$12,300	$768	$25,751	$146,235	$20,115

On January 23, 2006, Libbey Glassware (China) Company Limited (Libbey China), an indirect wholly-owned subsidiary of Libbey, entered into an RMB Loan Contract (Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the Loan Contract, CCB agreed to lend to Libbey China RMB 250 million, or the equivalent of approximately $31 million, in connection with the construction of our production facility in China. The loan has a term of eight years and bears interest at a variable rate announced by the People’s Bank of China and to be adjusted annually. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51%. Interest is payable quarterly. Payments of principal in the amount of RMB 30 million (approximately $3.8 million) and RMB 40 million (approximately $5.0 million) must be made on July 20, 2012 and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60 million (approximately $7.5 million) each must be made on July 20, 2013, December 20, 2013 and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
Some of the above borrowings require maintenance of certain financial covenants. On December 30, 2005, we amended the terms of the Agreement and our Senior Notes. Pursuant to the amendments, we agreed to reduce the maximum amount that we may borrow under the Agreement from $250 million to $195 million. We also agreed that the maximum permissible leverage ratio under both the Agreement and Senior Notes would be increased to 4.5 to 1.0 as of December 31, 2005, 4.85 to 1.00 for the period January 1, 2006 through September 30, 2006, 4.00 to 1.00 for the period October 1, 2006 through December 31, 2006, and 3.25 to 1.00 from and after January 1, 2007. In addition, we agreed to a 50 basis point increase in the applicable interest rate and an additional 50 basis point increase in the applicable rate if our actual consolidated leverage ratio exceeds 4.25 to 1.0. We also granted to the lenders a security interest in substantially all of our assets and pledged equity interests in certain subsidiaries. As part of this debt restructuring, we wrote off, in accordance with accounting guidance for debt restructurings, certain unamortized fees and costs associated with obtaining the amendments. Total fees written off in the fourth quarter of 2005 were $1.8 million, which is included in the line item “interest expense” on the Consolidated Statements of Operations.
Revolving Credit Facility
In June 2004, we entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with Libbey Glass Inc. and Libbey Europe B.V. as borrowers. See discussion of December 30, 2005 amendment above. The Agreement is with a group of banks that provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $195 million, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at our option at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.75% and 1.75%, respectively, at December 31, 2005. The weighted average interest rate on these borrowings at December 31, 2005, was 5.5% per year.
Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent, as defined in the Revolving Credit Agreement, of $105 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans, as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 2.25% and 1.75%, respectively, at December 31, 2005.
We may also elect to borrow under a Negotiated Rate Loan alternative of the Facility at negotiated rates of interest up to a maximum of $125 million. The Facility also provides for the issuance of $30 million of letters of credit, with such usage applied against the $195 million limit. At December 31, 2005, we had $8.4 million in letters of credit outstanding under the Facility.
We pay a Facility Fee, as defined by the Agreement, on the total credit provided under the Facility. The Facility Fee varies depending on our performance against certain financial ratios. The Facility Fee was 0.50% at December 31, 2005.
No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.

Senior Notes
On March 31, 2003, we issued $100 million of privately placed senior notes. See discussion of December 30, 2005 amendment above. Eighty million dollars of the notes have an average interest rate of 4.65% per year, with an initial average maturity of 8.4 years and a remaining average maturity of 5.7 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at December 31, 2005, on the $20 million debt was 5.07% per year.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2005 and 2004, we had $2,131 and $2,267 outstanding on the promissory note, respectively.
Notes Payable
We have two working capital lines of credit, one for a maximum of $10 million and the second for a maximum of #eu#10 million. The $11,475 outstanding at December 31, 2005, was the U.S. dollar equivalent under the euro-based working capital line and the interest rate was 3.4%. The balance outstanding of $9,415 at December 31, 2004 was also under the euro-based working capital line and the interest rate was 3.2%.
Obligations Under Capital Leases
We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were acquired in the Crisal acquisition (see Note 4). The cost and accumulated depreciation of the equipment under capital leases is included in the Consolidated Balance Sheet as property, plant and equipment, net and the related depreciation expense is included in the Consolidated Statements of Operations.
The future minimum lease payments under the capital leases as of December 31, 2005, are as follows:

2006	2007	2008	2009

$664	$653	$637	$249

Other Debt
The other debt of $2,056 represents government subsidized loans for equipment purchases at Crisal.
Interest Rate Protection Agreements
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $25 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2005, excluding applicable fees, is 5.3% per year and the total interest rate, including applicable fees, is 7.6% per year. The average maturity of these Rate Agreements is 0.4 years at December 31, 2005. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 4.8% per year at December 31, 2005. If the counterparts to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties.
The fair market value for the Rate Agreements at December 31, 2005, was $(67). The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
10. Special Charges
Capacity Realignment
In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure and recorded $14,519 of pretax charges. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and began realignment of production among our other domestic glass manufacturing facilities.
During 2005, we recorded a pretax charge of $1,073 related to the closure of the City of Industry facility and realignment of our production capacity. The $1,073 was recorded in the line item “special charges.” These charges were for employee termination costs, the writedown of fixed assets, and to recognize the land sale gain. Employee termination costs primarily include severance, medical benefits and outplacement services for the 140 hourly and salary employees that were terminated. The write-down of fixed assets of $1,827 is to write-down certain machinery and equipment to reflect changes in estimated fair value. In December 2004, we sold approximately 27 acres of property in City of Industry, California, for net proceeds of $16,623 (recorded as deposit liability). Pursuant to the purchase agreement, the buyer leased the property back to us in order to enable us to cease operations, to relocate certain equipment to our other glassware manufacturing facilities, to demolish the buildings on the property and perform related site work, as required by the contract. All demolition and required remediation was completed by December 31, 2005 and as such we recorded a net gain on the sale of $4,508 in 2005.
The following table summarizes the capacity realignment charge incurred in 2005 and in total.

	Twelve months	Twelve months
	ended	Ended
	December 31,	December 31,	Total charge
	2005	2004	(gain)

Pension & postretirement welfare	$—	$4,621	$4,621
Inventory write-down	—	1,905	1,905

Included in cost of sales	—	6,526	6,526

Equipment write-down	1,827	4,678	6,505
Net gain on land sale	(4,508)	—	(4,508)
Employee termination cost	3,754	3,315	7,069

Included in capacity realignment charge	1,073	7,993	9,066

Total pretax capacity realignment charge	$1,073	$14,519	$15,592

Following reflects the balance sheet activity related to the capacity realignment for the years ended December 31, 2005 and 2004:

	Reserve			Inventory		Reserve
	balances at	Total charge	Cash	and fixed		balance at
	January 1,	(credit) to	receipts/	asset	Non-cash	December
	2005	earnings	(payments)	dispositions	utilization	31, 2005

Inventory write-down	$1,517	$—	$—	$(1,517)	$—	$—
Land sale gain	16,623	(4,508)	(2,616)	(8,444)	—	1,055
Fixed asset write-down and equipment relocation costs	—	1,827	(650)	(1,177)	—	—
Employee termination costs	3,025	3,754	(6,045)	—	(664)	70

Total	$21,165	$1,073	$(9,311)	$(11,138)	$(664)	$1,125

	Reserve balances at	Total charge to	Cash receipts/	Inventory and fixed		Reserve balance at
	January 1, 2004	earnings	(payments)	asset dispositions	Non-cash utilization	December 31, 2004

Pension & postretirement welfare	$—	$4,621	$—	$—	$(4,621)	$—
Inventory write-down	—	1,905	—	(388)	—	1,517
Land sale gain	—	—	16,623	—	—	16,623
Fixed asset write-down	—	4,678	—	(4,678)	—	—
Employee termination costs	—	3,315	(290)	—	—	3,025

Total	$—	$14,519	$16,333	$(5,066)	$(4,621)	$21,165

Inventory and fixed asset dispositions include the net book value in equipment, land, buildings, costs for improvement and site demolition related to the closure of the facility as discussed above. The $664 non-cash utilization for employee termination costs is the result of reclassifications to other accruals on our balance sheet. The $1,055 reserve on the land sale gain represents outstanding billings related to 2005 site demolition activities.
Non-cash utilization for 2004 of $4,621 relates to pension and postretirement welfare curtailment charges discussed in notes 12 and 13.
The ending balance of $1,125 for 2005 and $21,165 for 2004 is included in the special charges reserve on the Consolidated Balance Sheets.
Salary Reduction Program
In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs. This resulted in a pretax charge of $4.7 million during 2005.
The following table summarizes the salary reduction charge incurred:

Twelve
months ended
December 31,
2005

Pension & postretirement welfare	$867

Included in cost of sales	867

Pension & postretirement welfare	1,347

Included in selling, general and administrative expenses	1,347

Employee termination costs	2,494

Included in special charges	2,494

Total pretax salary reduction charge	$4,708

The charges listed above are the final charges for our salary reduction program.
The pension and postretirement welfare expenses are further explained in Notes 12 and 13. Employee termination costs primarily include severance, medical benefits and outplacement services for the 70 salary employees that were terminated.
The following reflects the balance sheet activity related to the salary reduction program for the year ended December 31, 2005:

	Balance at	Total			Balance at
	January 1,	charge to	Cash	Non-cash	December 31,
	2005	earnings	payments	utilization	2005

Pension & postretirement welfare	$—	$2,214	$—	$(2,214)	$—
Employee termination costs	—	2,494	(1,383)	(234)	877

Total	$—	$4,708	$(1,383)	$(2,448)	$877

The pension and postretirement welfare non-cash utilization of $2,214 relates to curtailment charges discussed notes 12 and 13. The $234 non-cash utilization for employee termination costs is the result of reclassifications to other accruals on our balance sheet.
The employee termination costs of $877 are included in the special charges reserve on the Consolidated Balance Sheets.

Syracuse China Asset Impairment and Other Charges
In 2005 we recognized impairment and other charges of $16,534 associated with Syracuse China. As discussed further below, these charges related to a write down of inventories to fair value, impairment of goodwill and other intangibles and an impairment of long-lived assets.
An analysis was done to determine the appropriate carrying value of inventory located at Syracuse China. A lower of cost or market adjustment was recorded during the fourth quarter of 2005 in the amount of $1,098 (non-cash) to properly state our ending inventory values. This charge was included in “cost of sales” on the Consolidated Statements of Operations.
Goodwill and intangible assets were tested for impairment in accordance with SFAS No. 142 and an impairment charge was incurred in the amount of $9,179 for both goodwill and intangibles associated with Syracuse China. For further discussion of goodwill and intangibles impairment see note 7.
During 2005, we recorded $6,257 of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. Under SFAS No. 144, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We noted indicators during the fourth quarter of 2005 that the carrying value of our long-lived assets may not be recoverable and performed an impairment review based upon an analysis of the undiscounted future cash flows associated with those fixed assets. We then recorded impairment charges, for property, plant and equipment, based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined by independent outside appraisals. These charges are included in “special charges” on the Consolidated Statements of Operations.
No further charges are anticipated in 2006.
Pension Settlement Accounting
As part of our capacity realignment and salary reduction efforts mentioned above, pension settlement charges were incurred. The pension settlement charges were triggered by excess lump sum distributions taken by employees during 2005 relating to the reduction in employment levels for our capacity realignment and our salary reduction programs discussed above which required us to record unrecognized gains and losses in our pension plan accounts. The total pension settlement accounting charges were $4,921 (non-cash), which is included in the line item “special charges” on the Consolidated Statements of Operations. See note 12 for further discussion.
The projected pension settlement charge for 2006 is approximately $3 million if the lump sum distributions continue at expected levels.
Summary of Special Charges
The following table summarizes the special charges mentioned above and their classifications on the Consolidated Statements of Operations:

	Twelve months ended	Twelve months ended
	December 31, 2005	December 31, 2004

Cost of sales	$1,965	$6,526
Selling, general and administrative expenses	1,347	—
Impairment of goodwill and other intangible assets	9,179	—
Special charges	14,745	7,993

Total special charges	$27,236	$14,519

The following table summarizes the special charges mentioned above and their classifications on the Consolidated Statements of Cash Flows:

	Twelve months ended	Twelve months ended
	December 31, 2005	December 31, 2004

Total special charges expense	$27,236	$14,519
Capacity realignment cash payments	(9,311)	(290)
Salary reduction cash payments	(1,383)	—

Total special charges expense in excess of cash payments	$16,542	$14,229

11. Income Taxes
The (credit) provision for income taxes was calculated based on the following components of (loss) earnings before income taxes:

Year ended December 31,	2005	2004	2003

United States	$(18,537)	$10,180	$27,049
Non-U.S.	(7,168)	1,600	7,155

Total earnings before tax	$(25,705)	$11,780	$34,204

The (credit) provision for income taxes consists of the following:

Year ended December 31,	2005	2004	2003

Current:
U.S. federal	$5,614	$5,798	$5,419
Non-U.S.	2,743	1,156	1,105
U.S. state and local	460	648	540

Total current tax provision	8,817	7,602	7,064

Deferred:
U.S. federal	(14,374)	(2,483)	(2,438)
Non-U.S.	(3,010)	(1,256)	336
U.S. state and local	2,183	(335)	169

Total deferred tax (credit)	(15,201)	(4,074)	(1,933)

Total:
U.S. federal	(8,760)	3,315	2,981
Non-U.S.	(267)	(100)	1,441
U.S. state and local	2,643	313	709

Total tax (credit) provision	$(6,384)	$3,528	$5,131

Our deferred income tax (credit) provision includes a benefit of $49 for the effect of reduced statutory non-U.S. tax rates and a benefit of $170 for the effect of reduced U.S. state and local tax rates in 2005. Our deferred income tax provision includes a benefit of $1,490 for the effect of reduced statutory non-U.S. tax rates in 2004.
Significant components of our deferred tax liabilities and assets are as follows:

December 31,	2005	2004

Deferred tax liabilities:
Property, plant and equipment	$30,607	$31,874
Inventories	3,219	5,804
Intangibles and other assets	6,378	7,959

Total deferred tax liabilities	40,204	45,637

Deferred tax assets:
Nonpension postretirement benefits	16,614	15,956
Other accrued liabilities	9,396	11,078
Pension	14,034	5,000
Receivables	3,224	2,670
Net operating loss carry forwards	5,376	3,019
Tax credits	3,815	3,845

Total deferred tax assets	52,459	41,568

Net deferred tax asset (liability) before valuation Allowance	12,255	(4,069)
Valuation allowance	(3,033)	(955)

Net deferred tax asset (liability)	$9,222	$(5,024)

The net deferred tax asset (liability) is included in the Consolidated Balance Sheet as follows:

December 31,	2005	2004

Current deferred tax asset	$8,270	$7,462
Noncurrent deferred tax asset	952	—
Noncurrent deferred tax (liability)	—	(12,486)

Net deferred tax asset (liability)	$9,222	$(5,024)

The 2005 deferred asset for net operating loss carryforwards of $5,376 relates to losses incurred in the Netherlands of $11,420 and in Portugal of $7,464. The 2004 deferred asset for net operating loss carryforwards of $3,019 relates to losses incurred in the Netherlands of $8,650. There is no expiration to the net operating loss carryforwards incurred in the Netherlands, and the net operating loss in Portugal expires in 2011. Both our Netherlands and Portuguese operations are in a net deferred tax liability.
The 2005 deferred tax credits of $3,815 consist of $1,341 of U.S. federal tax credits and $2,474 of U.S. state tax credits. The 2004 deferred tax credits of $3,845 consist of U.S. federal tax credits of $1,155 and U.S. state tax credits of $2,690. The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested. The U.S. state tax credits are primarily related to investment tax credits and will expire between 2007 and 2019.
The 2005 valuation allowance of $3,033 is for U.S. federal tax credits of $289, U.S. state tax credits of $2,474, and non-U.S. net operating losses of $270. The 2004 valuation allowance of $955 is for U.S. federal tax credits of $289, U.S. state tax credits of $195 and non-U.S. net operating losses of $471. The valuation allowance increase of $2,078 is primarily due to changes in state tax laws and a reduction in expected state tax credit utilization in Ohio and New York.
A reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate is as follows:

Year ended December 31,	2005	2004	2003

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. tax differential	(8.7)	(4.5)	(19.0)
U.S. state and local income taxes, net of related U.S. federal taxes	(6.7)	1.7	1.3
U.S. federal credits	0.4	(3.3)	(2.0)
Other	4.8	1.1	(0.3)

Consolidated effective tax rate	24.8%	30.0%	15.0%

Significant components of our current income tax liability (asset) are as follows:

December 31,	2005	2004

U.S. federal	$7,399	$5,836
Non-U.S.	157	245
U.S. state and local	(425)	(242)

Total current income tax liability	$7,131	$5,839

Income tax related to employee stock option transactions of $4, $72 and $1,458 for the years ended December 31, 2005, 2004 and 2003, respectively, was allocated to shareholders’ equity. In addition, income tax related to other comprehensive income pension changes of $(3,837), $(879) and $2,751 for the years ended December 31, 2005, 2004 and 2003, respectively, and income tax related to derivatives of $3,045, $1,246 and $1,128 for the years ended December 31, 2005, 2004 and 2003, respectively, were allocated to shareholders’ equity.
U.S. income taxes and non-U.S. withholding taxes were not provided for on a cumulative total of $6,127 of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in the non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

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
Effect on Operations
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans			Non-U.S. Plans			Total
Year ended December 31,	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost (benefits earned during the period)	$6,265	$5,755	$5,439	$943	$615	$584	$7,208	$6,370	$6,023
Interest cost on projected benefit obligation	14,132	13,932	14,361	1,620	1,568	1,274	15,752	15,500	15,635
Expected return on plan assets	(17,049)	(18,309)	(20,032)	(2,180)	(1,864)	(1,500)	(19,229)	(20,173)	(21,532)
Amortization of unrecognized:
Prior service cost	1,914	1,416	1,487	(395)	(366)	(165)	1,519	1,050	1,322
(Gain) loss	2,548	794	117	—	—	—	2,548	794	117
Curtailment charge	1,635	3,963	—	—	—	—	1,635	3,963	—
Settlement charge	4,921	—	—	—	—	—	4,921	—	—

Pension expense (credit)	$14,366	$7,551	$1,372	$(12)	$(47)	$193	$14,354	$7,504	$1,565

In 2005, we incurred a pension settlement charge of $4,921. The pension settlement charges were triggered by excess lump sum distributions taken by employees during 2005 relating to the reduction in employment levels for our capacity realignment and our salary reduction programs which required us to record unrecognized gains and losses in our pension plan accounts. See note 10 for further discussion.
In the second quarter of 2005, we incurred a pension curtailment charge of $1,635 as a result of a planned reduction in our North American salaried workforce of approximately 70 employees. Due to the reduction of the salaried workforce, the U.S. pension plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75% to 5.00%. This revaluation resulted in additional net periodic benefit cost of $325 in 2005. This amount is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31st. The salary reduction plan is explained in further detail in note 10.
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

Actuarial Assumptions
Following are the assumptions used to determine the financial statement impact for our pension plan benefits for 2005, 2004 and 2003:

	U.S. Plans			Non-U.S. Plans
Year ended December 31,	2005	2004	2003	2005	2004	2003

Discount rate	5.60%	5.75%	6.25%	4.25%	4.70%	5.60%
Expected long-term rate of return on assets	8.75%	8.75%	9.00%	6.50%	6.50%	6.50%
Salary growth rate	3.00-6.00%	4.00%	4.00%	2.00-2.50%	2.00-2.50%	2.00-2.50%

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
The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at our December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. A lower discount rate increases the present value of benefit obligations and increases pension expense. To reflect market interest rate conditions, we reduced our discount rate 0.15% for our U.S. Plans and 0.45% for our non-U.S. plans at December 31, 2005.
To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We made no change to the expected long-term rate of return for our U.S. and non-U.S. Plans at December 31, 2005. The expected long-term rate of return on plan assets at December 31st is used to measure the earnings effects for the subsequent year. The assumed long-term rate of return on assets is applied to a calculated value of plan assets that recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension expense (income). The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income).
Sensitivity to changes in key assumptions is as follows:
•	A change of 1% in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million based on year-end data.

•	A change of 1% in the discount rate would change our total pension expense by approximately $3.8million.

Projected Benefit Obligation (PBO) and Fair Value of Assets
The changes in the projected benefit obligations and fair value of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2005	2004	2005	2004	2005	2004

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$251,002	$227,368	$41,222	$26,601	$292,224	$253,969
Service cost	6,265	5,755	943	615	7,208	6,370
Interest cost	14,132	13,932	1,620	1,569	15,752	15,501
Plan amendments	—	11,233		—	—	11,233
Exchange rate fluctuations	—	—	(5,026)	3,005	(5,026)	3,005
Actuarial loss	2,793	6,991	(3,519)	10,051	(726)	17,042
Curtailment	1,593	969	—	—	1,593	969
Settlement	5,538	—	—	—	5,538	—
Benefits paid	(27,604)	(15,246)	(787)	(619)	(28,391)	(15,865)

Projected benefit obligation, end of year	$253,719	$251,002	$34,453	$41,222	$288,172	$292,224

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$206,586	$197,397	$32,772	$28,327	$239,358	$225,724
Actual return on plan assets	14,180	23,856	4,774	1,219	18,954	25,075
Exchange rate fluctuations		—	(4,937)	2,389	(4,937)	2,389
SERP payments	24	499	—	—	24	499
Employer contributions	—	80	1,589	1,456	1,589	1,536
Plan participants’ contributions	—	—	974	—	974	—
Benefits paid	(27,604)	(15,246)	(787)	(619)	(28,391)	(15,865)

Fair value of plan assets, end of year	$193,186	$206,586	$34,385	$32,772	$227,571	$239,358

Funded ratio	76.1%	82.3%	99.8%	79.5%	79.0%	81.9%

Reconciliation of prepaid (accrued) cost:
Funded Status of the plans	$(60,533)	$(44,415)	$(68)	$(8,450)	$(60,601)	$(52,865)
Unrecognized net loss	52,002	45,540	3,843	11,491	55,845	57,031
Unrecognized prior year service cost	16,907	21,594	(1,551)	(2,172)	15,356	19,422
Adjustment to recognize additional minimum liability	(65,360)	(60,053)	—	—	(65,360)	(60,053)

Net prepaid (accrued) pension benefit cost	$(56,984)	$(37,334)	$2,224	$869	$(54,760)	$(36,465)

The plan amendments in 2004 for the U.S. pension plans result from an increase in pension benefits negotiated as part of the collective bargaining agreements at our plants in Toledo, Ohio, and Shreveport, Louisiana.
In addition to the net prepaid (accrued) pension benefit cost, we have an intangible pension asset that represents the plans’ unrecognized prior year service costs:

December 31,	2005	2004

Intangible pension asset	$17,251	$22,140

We recorded a change in the additional minimum pension liability of $5,307and $8,975 for 2005 and 2004, respectively, representing the amount required to bring our recorded pension liability to equal the excess of the accumulated benefit obligation (ABO) over fair value of plan assets for the applicable plans. In addition, a change in the intangible pension asset of $(4,889) and $6,628 for 2005 and 2004, respectively, was recorded to the extent of the plans’ unrecognized prior service cost. The difference between the change in additional minimum pension liability and intangible pension asset was included in other comprehensive income in the amount of $(10,205), less income tax of $(3,837), $(2,338), less income tax of $(879), and $7,318, less income tax of $2,751 for the years ended December 31, 2005, 2004 and 2003, respectively.
In 2005, no contributions were made to the U.S. pension plans. We contributed $1.6 million in 2005 to the non-U.S. pension plan compared to $1.5 million in 2004. It is difficult to estimate future cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. However, at this time, we anticipate making cash contributions of approximately $0.7 million for the U.S. pension plans and $1.0 million for the non-U.S. pension plans in 2006.

Pension benefit payment amounts are anticipated to be paid as follows:

Year	U.S. Plans	Non-U.S. Plans	Total

2006	13,175	904	14,079
2007	14,321	1,127	15,448
2008	14,974	1,377	16,351
2009	15,652	1,279	16,931
2010	16,569	1,305	17,874
2011-2015	93,538	6,403	99,941

Accumulated Benefit Obligation (ABO)
The ABO represents the value of pension benefits attributed to current employees’ service to date based on current pay levels. The ABO is used for purposes of determining the minimum pension liability and related intangible asset. The ABO for the U.S. and non-U.S. pension plans for 2005 and 2004 was as follows:

December 31,	2005	2004

U.S. Plans	$249,466	$243,912
Non-U.S. Plans	33,761	32,527

Total	$283,227	$276,439

Plan Asset Allocation
The asset allocation for our U.S. pension plans at the end of 2005 and 2004 and the target allocation for 2006, by asset category, are as follows.

U. S. Plans	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2006	2005	2004

Equity securities	60%	63%	64%
Debt securities	26%	30%	30%
Real estate	4%	5%	5%
Other	10%	2%	1%

Total	100%	100%	100%

The asset allocation for our non-U.S. pension plans at the end of 2005 and 2004 and the target allocation for 2006, by asset category, are as follows.

Non-U. S. Plans	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2006	2005	2004

Equity securities	30%	33%	33%
Debt securities	55%	57%	57%
Real estate	10%	10%	10%
Other	5%	—	—

Total	100%	100%	100%

Our investment strategy is to control and manage investment risk through diversification across asset classes and investment styles. Assets will be diversified among traditional investments in equity and fixed income instruments, as well as alternative investments including real estate and hedge funds. It would be anticipated that a modest allocation to cash would exist within the plans, since each investment manager is likely to hold some cash in its portfolio.

13. Nonpension Postretirement Benefits
We provide certain retiree health care and life insurance benefits covering a majority of our salaried and non-union hourly (hired before January 1, 2004) and union hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of Libbey retirees who had retired as of June 24, 1993. Accordingly, obligations for these employees are excluded from the Company’s financial statements. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada.
Effect on Operations
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans			Non- U.S. Plans			Total
Year ended December 31,	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost (benefits earned during the period)	$792	$802	$910	$—	$—	$—	$792	$802	$910
Interest cost on projected benefit obligation	1,929	2,186	2,389	148	147	—	2,077	2,333	2,389
Amortization of unrecognized:
Prior service cost	(884)	(1,843)	(1,916)	—	—	129	(884)	(1,843)	(1,787)
(Gain) loss	(124)	(93)	63	(7)	(11)	(19)	(131)	(104)	44
Curtailment charge	254	(152)	—	—	—	—	254	(152)	—

Nonpension postretirement benefit expense	$1,967	$900	$1,446	$141	$136	$110	$2,108	$1,036	$1,556

The postretirement benefit curtailment charge of $254 in 2005 is the result of the salary reduction program discussed in notes 10 and 12.
In the third quarter of 2005, we reflected the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) resulting in a reduction in expense of $212 for the nonpension postretirement plans. The Act is explained in further detail in note 2.
Actuarial Assumptions
The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans
Year ended December 31,	2005	2004	2003	2005	2004	2003

Discount rate	5.60%	5.75%	6.25%	5.00%	5.75%	6.25%
Initial health care trend	9.00%	9.00%	10.00%	8.00%	9.00%	9.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	4	4	5	3	4	8

We use various actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for our retiree health plan. The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits at our December 31 measurement date to establish the discount rate. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year.
The health care cost trend rate represents our expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date.

Sensitivity to changes in key assumptions is as follows:
•	A 1% change in the health care trend rate would not have a material impact upon the nonpension postretirement expense and would change the benefit obligation by approximately $ 0.7 million.
•	A 1% change in the discount rate would change the nonpension postretirement expense by $0.2 million.
Accumulated Postretirement Benefit Obligation
The components of our nonpension postretirement benefit obligation are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2005	2004	2005	2004	2005	2004

Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$37,931	$39,390	$2,700	$2,898	$40,631	$42,288
Service cost	792	802	—	—	792	802
Interest cost	1,929	2,186	148	147	2,077	2,333
Plan participants’ contributions	883	616	—	—	883	616
Plan amendments	—	618	—	—	—	618
Actuarial (gain) loss	(2,826)	(2,847)	147	(292)	(2,679)	(3,139)
Exchange rate fluctuations	—	—	79	202	79	202
Curtailment	261	272	—	—	261	272
Benefits paid	(3,466)	(3,106)	(254)	(255)	(3,720)	(3,361)

Benefit obligation, end of year	$35,504	$37,931	$2,820	$2,700	$38,324	$40,631

Reconciliation of funded status of plans:
Funded Status	$(35,504)	$(37,931)	$(2,820)	$(2,700)	$(38,324)	$(40,631)
Unrecognized actuarial loss (gain)	(2,550)	161	(191)	(338)	(2,741)	(177)
Unrecognized prior year service cost	(4,016)	(4,908)	—	—	(4,016)	(4,908)

Accrued benefit cost	$(42,070)	$(42,678)	$(3,011)	$(3,038)	$(45,081)	$(45,716)

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions are anticipated to be paid as follows:

Fiscal Year	U.S. Plan	Non-U.S. Plans	Total

2006	2,103	255	2,358
2007	2,331	257	2,588
2008	2,593	258	2,851
2009	2,752	254	3,006
2010	2,853	246	3,099
2011-2015	14,611	1,158	15,769

We also provide retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This is an insured, premium-based arrangement. Related to these plans, approximately $552, $570 and $559 were charged to expense for the years ended December 31, 2005, 2004 and 2003, respectively.

14. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2005	2004	2003

Numerator for earnings per share — net (loss) income that is available to common shareholders	$(19,355)	$8,252	$29,073

Denominator for basic earnings per share — weighted-average shares outstanding	13,906,057	13,711,667	13,733,806

Effect of dilutive securities – employee stock options and employee stock purchase plan (ESPP) (1)	—	7,658	27,356

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	13,906,057	13,719,325	13,761,162

Basic (loss) earnings per share	$(1.39)	$0.60	$2.12

Diluted (loss) earnings per share	$(1.39)	$0.60	$2.11

(1)	The effect of employee stock options and the employee stock purchase plan (ESPP), 5,091 shares for the year ended December 31, 2005, were anti-dilutive and thus not included in the earnings per share calculation.
Diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
15. Employee Stock Benefit Plans
We account for our two stock option plans using the intrinsic value method of accounting in accordance with APB No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. Under the intrinsic value method, because the exercise price of our stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Operations. We disclose the proforma effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation, as disclosed below.
We also have an Employee Stock Purchase Plan (ESPP) under which eligible employees may purchase a limited number of shares of Libbey’s common stock at a discount. In accordance with APB 25, this plan is considered non-compensatory, and therefore no expense related to this plan is included in our Consolidated Statements of Operations.
Employee Stock Purchase Plan (ESPP)
We have an ESPP under which 650,000 shares of Libbey’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Libbey’s common stock at a discount of up to 15% of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. In 2005 and 2004, the shares issued under the ESPP were 66,326 and 59,177, respectively. At December 31, 2005, 470,062 shares were available for issuance under the ESPP. Starting in 2003, repurchased common stock is being used to fund the ESPP.
A participant may elect to have payroll deductions made during the offering period in an amount not less than 2% and not more than 20% of such participant’s compensation during the option period. The option period starts on the offering date (June 1) and ends on the exercise date (May 31). The option price per share of common stock sold to ESPP participants is 85% of the fair market value of such share on either the offering date or the exercise date of the option period, whichever is lower. In no event may the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or the successor corporation or a parent or subsidiary of such successor corporation will substitute an equivalent option.

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
In 2004, we adopted the Amended and Restated 1999 Equity Participation Plan of Libbey Inc., under which options can be granted or shares can be directly issued to eligible employees. Under the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. up to a total of 2,000,000 shares of common stock are authorized for issuance upon exercise of options or grants of restricted stock or other awards. Of those shares, 1,281,206 options and 7,500 restricted shares have been granted. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date.
Acceleration of All Non-Vested Stock Options
On December 6, 2005, the Company’s Board of Directors, acting as the Compensation Committee of the whole, accelerated the vesting of all outstanding and unvested nonqualified stock options granted through 2004 under the Company’s 1999 Equity Participation Plan and Amended and Restated 1999 Equity Participation Plan. As a result, options to purchase 258,731 shares of the Company’s common stock became exercisable on December 6, 2005. Of that amount, options that were granted through 2004 to the Company’s named executive officers became immediately exercisable. In the case of each of the stock options in question, the exercise price greatly exceeded the fair market value of the Company’s common stock on December 6, 2005. The decision to accelerate vesting of these options was made primarily to avoid recognition of compensation expense related to these underwater stock options in financial statements relating to future fiscal periods. The Company will apply the expense recognition provisions of FAS 123(R), relating to stock options, beginning in the first quarter of 2006. By accelerating these underwater stock options, the Company expects to reduce the stock option expense it otherwise would have been required to record by approximately $282,000 in 2006, $114,000 in 2007 and $30,000 in 2008 on an after-tax basis.

General Option Information
A summary of option activity follows for 2005, 2004 and 2003:

			Options Outstanding
				Weighted-Average
	Options available	Restricted		exercise price per
	for grant	shares	Shares	share

Balance at January 1, 2003	206,250	—	1,646,799	$25.73
Granted	(173,410)	—	173,410	28.33
Exercised	—	—	(404,683)	13.31
Canceled	—	—	(5,350)	30.14

Balance at December 31, 2003	32,840	—	1,410,176	29.60
Granted	(156,210)	—	156,210	20.39
Restricted shares issues	(7,500)	7,500	—	—
Restricted shares vested	—	(3,750)	—	—
Exercised	—	—	(24,250)	19.45
Canceled	—	—	(24,500)	26.45
Additional shares reserved	1,000,000	—	—	—

Balance at December 31, 2004	869,130	3,750	1,517,636	28.87
Granted	(145,760)	—	145,760	11.83
Exercised	—	—	(4,500)	22.06
Canceled	—	—	(103,340)	24.23

Balance at December 31, 2005	723,370	3,750	1,555,556	$28.04

     The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2005 (aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average			Weighted-
		Contractual	Exercise	Aggregate		Average	Aggregate
Range of	Number	Life (in	Price per	Intrinsic	Number	Exercise Price	Intrinsic
Exercise Prices	Outstanding	Years)	Share	Value	Exercisable	per Share	Value

$0.01 – 18.75	146,760	9.87	$11.88	$—	—	$—	$—
18.76 – 20.39	149,610	9.97	20.39	—	62,484	20.39	—
20.40 – 23.84	85,700	1.20	23.05	—	10,500	22.65	—
23.85 – 23.93	152,150	4.93	28.91	—	185,860	23.93	—
23.94 – 27.13	106,350	1.96	26.87	—	106,850	26.86	—
27.14 – 28.53	158,070	8.48	28.53	—	112,546	28.41	—
28.54 – 29.50	—	—	—	—	—	—	—
29.51 – 30.55	221,550	62.8	30.55	—	222,750	30.00	—
30.56 – 31.15	3,750	5.70	31.12	—	750	31.00	—
31.16 – 38.44	531,616	4.16	34.23	—	534,356	34.33	—

Total	1,555,556	5.76	$28.04	$—	1,236,356	$30.00	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Libbey Inc. closing stock price of $10.22 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. There are no in-the-money options exercisable as of December 31, 2005. As of December 31, 2005, 1,236,356 outstanding options were exercisable, and the weighted average exercise price was $30.00. As of December 31, 2004, 1,139,810 outstanding options were exercisable, and the weighted average exercise price was $30.39. As of December 31, 2003, 968,167 outstanding options were exercisable, and the weighted average exercise price was $30.49.

Pro forma Information
Pro forma information regarding option grants relating to our two options plans is based on specified valuation techniques that produce estimated compensation charges. The following table reflects the pro forma information:

Year ended December 31,	2005	2004	2003

Net (Loss) income:
Reported net (loss) income	$(19,355)	$8,252	$29,073
Less: Stock-based employee compensation expense determined under fair value-based method of all awards, net of related tax effects (1)	—	(1,253)	(1,373)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	—	96	—

Pro forma net (loss) income	$(19,355)	$7,095	$27,700

Basic (loss) earnings per share:
Reported basic (loss) earnings per share	$(1.39)	$0.60	$2.12
Pro forma basic (loss) earnings per share	$(1.39)	$0.52	$2.02

Diluted (loss) earnings per share:
Reported diluted (loss) earnings per share	$(1.39)	$0.60	$2.11
Pro forma diluted (loss) earnings per share	$(1.39)	$0.52	$2.01

(1)	Since all outstanding options have an exercise price in excess of the 2005 fiscal year end stock price, the effects of the employee stock options and employee stock purchase plan (ESPP) are anti-dilutive and thus will have no effect on earnings per share.
     The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,	2005	2004	2003

Stock option grants:
Risk-free interest	4.29%	3.9%	4.1%
Expected term	6.1 years	9 years	9 years
Expected volatility	34.6%	31.0%	30.0%
Dividend yield	2.3%	2.0%	1.8%
Employee Stock Purchase Plan:
Risk-free interest	3.23%	1.72%	1.05%
Expected term	12 months	12 months	12 months
Expected volatility	36.00%	27.94%	32.24%
Dividend yield	2.10%	1.86%	1.86%

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected life. We use projected data for expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in our opinion the existing valuation models do not provide a reliable measure of the fair value of our employee stock options. Under the Black-Scholes option pricing model, the weighted-average estimated value of employee stock options granted during 2005, 2004, and 2003 were $3.82, $7.08, and $10.07, respectively. Additionally, the weighted-average estimated value of ESPP shares purchased during 2005, 2004, and 2003 were $5.58, $5.56, and $5.95, respectively.

Employee 401(k) Plan Retirement Fund and Non-Qualified Executive Savings Plan
We sponsor the Libbey Inc. 401(k) Plan (the Plan) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.
Employees can contribute from 1% to 50% of their annual salary on a pre-tax basis, up to the annual IRS limits. We match employee contributions 50% of the first 6% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account did not exceed $6,300 for the 2005 calendar year due to the $210,000 annual limit on eligible earnings imposed by the Internal Revenue Code. Starting in 2003, we have used treasury stock for the company match contributions to the Plan. All matching contributions vest immediately.
Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50% of their eligible compensation or the limit of $5,000 set forth in the Internal Revenue Code for the 2006 calendar year. The catch-up contributions are not eligible for matching contributions.
We have a non-qualified Executive Savings Plan (ESP) for those employees whose salaries exceed the IRS limit. Libbey matched employee contributions under the ESP. The amount of Libbey’s matching contribution equals 50% of the first 6% of eligible earnings that are contributed by the employees.
Our matching contributions to both Plans totaled $2,224, $2,369 and $2,285 in 2005, 2004, and 2003, respectively.
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
We use Interest Rate Protection Agreements (Rate Agreements) to manage our exposure to fluctuating interest rates. These Rate Agreements effectively convert a portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. At December 31, 2005, we had Rate Agreements for $25 million of variable rate debt with a fair market value of $(67). At December 31, 2004, we had Rate Agreements for $50 million of variable rate debt with a fair market value of $(1,375). The fair value of these Rate Agreements are included on the Consolidated Balance Sheet in accrued liabilities.
We also use commodity futures contracts related to forecasted future U.S. natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated domestic requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2005, we had commodity futures contracts for 2,800,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $7,645. At December 31, 2004, we had commodity futures contracts for 2,410,000 million BTU’s of natural gas with a fair market value of $161. The fair values of these commodity contracts are included in our Consolidated Balance Sheets in other current assets.

Our contractual obligations for natural gas is as follows:

2006	2007	2008	2009	2010

$16,528	$7,346	—	—	—

Our foreign currency exposure arises from occasional transactions denominated in a currency other than the U.S. dollar, primarily associated with anticipated purchases of new equipment or net investment in a foreign operation. The fair values of these instruments are determined from market quotes. We have not changed our methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. At December 31, 2005 and 2004, we did not have any foreign currency derivatives.
We do not believe we are exposed to more than a nominal amount of credit risk in its interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions.
All of our derivatives qualify and are designated as cash flow hedges at December 31, 2005. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. We recognized a gain of $927 and $195 for December 31, 2005 and 2004, respectively, which represented the total ineffectiveness of all cash flow hedges.
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
17. Comprehensive (Loss) Income
Total comprehensive (loss) income includes:

Balance at December 31,	2005	2004	2003

Net (loss) income	$(19,355)	$8,252	$29,073
Effect of derivatives — net of tax of $3,045, $1,246 and $1,128	5,040	2,067	1,871
Minimum pension liability (including equity investments) and intangible pension asset — net of tax	(7,176)	(5,514)	4,567
Effect of exchange rate fluctuation	(379)	254	32

Total comprehensive (loss) income	$(21,870)	$5,059	$35,543

Accumulated other comprehensive loss (net of tax) includes:

December 31,	2005	2004	2003

Minimum pension liability (including equity investments) and intangible pension asset	$(34,770)	$(27,594)	$(22,081)
Derivatives	3,743	(1,297)	(3,364)
Exchange rate fluctuation	(94)	285	32

Total	$(31,121)	$(28,606)	$(25,413)

The change in other comprehensive (loss) income related to cash flow hedges is as follows:

Year ended December 31,	2005	2004	2003

Change in fair value of derivative instruments	$8,085	$3,313	$2,999
Less: Income tax expense	(3,045)	(1,246)	(1,128)

Other comprehensive (loss) income related to derivatives	$5,040	$2,067	$1,871

The following table identifies the detail of cash flow hedges in accumulated other comprehensive (loss) income:

Year ended December 31,	2005	2004	2003

Balance at beginning of year	$(1,297)	$(3,364)	$(5,235)
Current year impact of changes in value (net of taxes):
Rate agreements	817	2,329	2,105
Natural gas	4,223	(262)	(441)
Foreign currency	—	—	207

Subtotal	5,040	2,067	1,871

Balance at end of year	$3,743	$(1,297)	$(3,364)

18. Operating Leases
Rental expense for all non-cancelable operating leases, primarily for warehouses, was $6,882, $6,294 and $7,123 for the years ended December 31, 2005, 2004 and 2003, respectively.
Future minimum rentals under operating leases are as follows:

2006	2007	2008	2009	2010	2011 and thereafter

$8,218	$7,506	$6,666	$3,516	$2,964	$12,292

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
On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Vitrocrisa under Tranche B loans pursuant to a certain Credit Agreement. Our portion of the guarantee is for 31% of the total indebtedness, up to a maximum amount of $23.0 million. At December 31, 2005, $23.0 million was outstanding. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. We would be obligated in the event of default by Comercial or Vitrocrisa, as outlined in the guarantee agreement. In exchange for the guarantee, we receive a fee. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in the Consolidated Balance Sheet as an increase in Other long-term liabilities with an offset to Investments.

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
20. Industry Segment Information
We have one reportable segment, tableware products, from which revenues from external customers are derived. We do not have any customer who represents 10% or more of total sales. Our operations by geographic areas for 2005, 2004 and 2003 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

	United States	Non-U.S.	Eliminations	Consolidated

2005 Net sales:
Customers	$409,646	$158,487		$568,133
Intercompany	1,413	—	$(1,413)	---

Total net sales	$411,059	$158,487	$(1,413)	$568,133

Long-lived assets	$172,805	$154,805	—	$327,610

2004 Net sales:
Customers	$419,368	$125,399	—	$544,767
Intercompany	3,839	—	$(3,839)	—

Total net sales	$423,207	$125,399	$(3,839)	$544,767

Long-lived assets	$183,501	$134,691	—	$318,192

2003 Net sales:
Customers	$397,174	$116,458	—	$513,632
Intercompany	2,663	—	$(2,663)	—

Total net sales	$399,837	$116,458	$(2,663)	$513,632

Long-lived assets	$179,813	$134,380	—	$314,193

21. Barter Transactions
We entered into a barter transaction during the first quarter of 2005, exchanging inventory with a net book value of $1.1 million for barter credits to be utilized on future purchased goods and services. During the second quarter of 2005, we wrote down the credits from $1.1 million to $0.4 million, reflecting our revised estimate of fair value. The write-down was a non-cash transaction. The net credits recorded of $0.4 million were recorded at the fair value of the inventory exchanged, net of fees, in accordance with EITF 93-11 “Accounting for Barter Transactions Involving Barter Credits” and are included in prepaid and other current assets in our Consolidated Balance Sheet.
Such barter credits are redeemable for a percentage of various goods and services negotiated with vendors. We regularly evaluate the recoverability of such assets and expect to utilize the fair value of the credits and/or receive a refund in 2006.

Selected Quarterly Financial Data (unaudited)
The following tables present selected quarterly financial data for the years ended December 31, 2005 and 2004:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$129,784	$123,123	$144,538	$135,752	$135,573	$131,790	$158,238	$154,102
Gross profit	$21,039	$22,317	$27,056	$32,922	$27,267	$20,347	$11,181	$24,876
gross profit margin	16.2%	18.1%	18.7%	24.3%	20.1%	15.4%	7.1%	16.1%

Selling, general & administrative expenses	$17,954	$16,993	$20,367	$17,486	$16,788	$15,771	$16,426	$18,324
Income from operations (IFO)	$88	$5,323	$2,492	$15,436	$9,992	($1,172)	($21,488)	$4,308
IFO margin	0.1%	4.3%	1.7%	11.4%	7.4%	-0.9%	-13.6%	2.8%

Equity earnings (loss)	$554	($1,389)	($752)	$1,456	($1,183)	($914)	($2,721)	($588)
Earnings before interest and income taxes (EBIT)	$943	$4,432	$2,171	$17,480	$9,732	($1,608)	($23,295)	$4,525
EBIT margin	0.7%	3.6%	1.5%	12.9%	7.2%	-1.2%	-14.7%	2.9%

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$9,328	$12,245	$10,237	$25,111	$18,892	$5,419	($16,425)	$11,560
EBITDA margin	7.2%	9.9%	7.1%	18.5%	13.9%	4.1%	-10.4%	7.5%

Net (loss) income	($1,647)	$564	($870)	$9,365	$4,167	($3,204)	($21,004)	$1,527
net income margin	-1.3%	0.5%	-0.6%	6.9%	3.1%	-2.4%	-13.3%	1.0%

Diluted earnings per share	($0.12)	$0.04	($0.06)	$0.68	$0.30	($0.23)	($1.50)	$0.11

Accounts receivable	$73,919	$56,275	$72,637	$63,380	$75,122	$66,863	$79,042	$67,522
DSO	48.9	39.2	47.3	43.5	48.6	45.6	50.8	45.2

Inventories	$141,022	$128,865	$139,860	$134,297	$147,848	$141,366	$122,572	$126,625
DIO	93.3	89.7	91.1	92.2	95.7	96.4	78.7	84.8

Accounts payable	$43,887	$34,842	$42,219	$35,625	$53,551	$39,594	$47,020	$43,140
DPO	29.0	24.3	27.5	24.5	34.7	27.0	30.2	28.9

Working capital	$171,054	$150,298	$170,278	$162,052	$169,419	$168,635	$154,594	$151,007
DWC	113.2	104.7	110.9	111.3	109.6	115.1	99.3	101.1

Net cash (used in) provided by operating activities	($11,151)	$453	$22,642	$10,478	$1,255	($1,361)	$25,367	$3,180

Free cash flow	($50,504)	($7,513)	$13,891	$1,619	($5,911)	($11,979)	$7,631	$37,744

Total borrowings	$276,002	$237,017	$259,678	$237,942	$265,434	$251,370	$261,679	$225,372

The following table represent special charges (see note 10) included in the above quarterly data for the years ended December 31, 2005 and 2004:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004

Special charges included in:
Cost of sales	$—	$—	$867	$—	$—	$5,986	$1,098	$541
Selling, general and administrative expenses	—	—	1,347	—	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	—	—	9,179	—
Special charges	2,997	—	4,197	—	487	5,748	7,064	2,244

Total pretax special charges	$2,997	$—	$6,411	$—	$487	$11,734	$17,341	$2,785
Special charges — net of tax	$2,008	$—	$4,295	$—	$326	$7,862	$13,825	$2,301
Diluted earnings per share:
Capacity realignment charge — net of tax	$0.15	$—	$0.31	$—	$0.02	$0.57	$0.99	$0.18

Stock Market Information
Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range and dividends declared for our common stock was as follows:

	2005			2004
			Cash			Cash
	Price Range		dividend	Price Range		dividend
	High	Low	declared	High	Low	declared

First Quarter	$25.03	$20.44	$0.10	$30.67	$24.05	$0.10
Second Quarter	$21.14	$15.23	$0.10	$27.95	$24.08	$0.10
Third Quarter	$18.74	$14.99	$0.10	$27.71	$16.80	$0.10
Fourth Quarter	$15.25	$10.12	$0.10	$22.23	$17.70	$0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Report of Management
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 excluded Crisal-Cristalaria Automática, S.A. (Crisal). On January 10, 2005, the Company purchased 95 percent of the shares of Crisal.

Crisal represented 5.9% of the Company’s consolidated net sales for the period from the acquisition date to December 31, 2005 and constituted 8.9% and 21.2% of consolidated total and net assets, respectively, as of December 31, 2005. SEC guidelines permit companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Changes in Internal Control

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
On January 23, 2006, Libbey Glassware (China) Company Limited (Libbey China), an indirect wholly-owned subsidiary of Libbey, entered into an RMB Loan Contract (Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the Loan Contract, CCB agreed to lend to Libbey China RMB 250 million, or the equivalent of approximately $31 million, in connection with the construction of our production facility in China. The loan has a term of eight years and bears interest at a variable rate announced by the People’s Bank of China and to be adjusted annually. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51%. Interest is payable quarterly. Payments of principal in the amount of RMB 30 million (approximately $3.8 million) and RMB 40 million (approximately $5.0 million) must be made on July 20, 2012 and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60 million (approximately $7.5 million) each must be made on July 20, 2013, December 20, 2013 and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to executive officers of Libbey is incorporated herein by reference to Item 4 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?, What is the role of the Board’s Committees? and How does the Board select nominees for the Board?” in the Proxy Statement.
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
Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Certain Relationships and Related Transactions — What related party transactions involved directors?,” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters-Who are Libbey’s auditors? and What fees has Libbey paid to its auditors for Fiscal Year 2005 and 2004?” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
a)	Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.
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

Date: March 16, 2006

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
Chief Executive Officer

By: /s/ Scott M. Sellick

Scott M. Sellick
Attorney-In-Fact
/s/ Scott M. Sellick	Date: March 16, 2005
Scott M. Sellick
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date: March 16, 2006

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2005, 2004, and 2003 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

LIBBEY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

		Allowance for	Valuation
	Allowance for	slow moving	allowance for
	doubtful	and obsolete	deferred tax
	accounts	inventory	asset

Balance at January 1, 2003	$7,792	$1,421	$195
Charged to expense or other accounts	(19)	830
Deductions	(613)	(1,178)

Balance at December 31, 2003	7,160	1,073	195
Charged to expense or other accounts	2,158	3,357	760
Deductions	(1,657)	(1,591)

Balance at December 31, 2004	7,661	2,839	955
Charged to expense or other accounts	832	3,776	2,078
Deductions	(151)	(3,266)

Balance at December 31, 2005	$8,342	$3,349	$3,033

S-1

EXHIBIT INDEX

S-K Item
601No.		Document

2.0	—	Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to the Registrant’s Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).

2.1	—	Master Investment Agreement, dated to be effective as of August 15, 1997, entered into by and between Libbey Inc., Libbey Glass Inc., LGA2 Corp., LGA3 Corp., LGA4 Corp., Vitro S.A., Vitrocrisa Holding, S.A. de C.V., Vitro Corporativo, S.A., Vitrocrisa S.A. de C.V. Crisa Corporation, and WorldCrisa Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 29, 1997 and incorporated herein by reference).

2.2	—	Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

2.3	—	Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to Registrant’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

3.1	—	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	—	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

4.1	—	Restated Certificate of Incorporation of Libbey Inc. (incorporated by reference herein to Exhibit 3.1).

4.2	—	Amended and Restated By-Laws of Libbey Inc. (incorporated by reference herein to Exhibit 3.2).

4.3	—	Rights Agreement, dated January 5, 1995, between Libbey Inc. and The Bank of New York, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Libbey Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, (filed as Exhibit 1 to Registrant’s Registration Statement on Form 8-A dated January 20, 1995 and incorporated herein by reference).

4.4	—	First Amendment to Rights Agreement, dated February 3, 1999, between Libbey Inc. and The Bank of New York (filed as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.1	—	Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

EXHIBIT INDEX

S-K Item
601No.		Document

10.2	—	Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.3	—	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.4	—	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

*10.5	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.6	—	Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.7	—	Libbey Inc. Deferred Compensation Plan for Outside Directors (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

*10.8	—	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.9	—	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.10	—	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.11	—	Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

EXHIBIT INDEX

S-K Item
601No.		Document

*10.12	—	The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

*10.13	—	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.14	—	The Second Amended and Restated Credit Agreement dated as of April 23, 1997 to the First Amended and Restated Credit Agreement dated as of July 17, 1995 among Libbey Glass Inc. and Libbey Canada Inc. as Borrowers, the lenders listed therein, The Bank of Nova Scotia, as Canadian Agent, The First National Bank of Chicago, as Syndication Agents, NationsBank, N.A., as Documentation Agent, The Bank of New York, The Bank of Nova Scotia, Caisse National De Credit Agricole, Fleet Bank, N.A. and Keybank National Association, as Co-Agents and Bankers Trust Company, as Administrative Agent (filed as Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.15	—	Amended and Restated Distribution Agreement dated to be effective as of August 29, 1997, by and among Vitro S.A., Vitrocrisa, S.A. de C.V., Libbey Inc. and Libbey Glass Inc. whereby Libbey Glass Inc. will distribute certain products (filed as Exhibit 10.26 to Registrant’s Current Report on Form 8-K/A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.16	—	Vitrocrisa S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A., Vitrocrisa Holding S.A. de C.V. and Vitrocrisa S.A. de C.V. (filed as Exhibit 10.28 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.17	—	Vitrocrisa Holding S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Vitrocrisa Holding S.A. de C.V. (filed as Exhibit 10.29 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.18	—	Amended and Restated Covenant Not to Compete dated to be effective as of August 29, 1997 by and between Libbey Inc. and Vitro S.A. (filed as Exhibit 10.30 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.19	—	Crisa Libbey S.A. de C.V. Shareholders Agreement dated to be effective as of August 29,1997 by and among Libbey Inc., LGA3 Corp., Vitro S.A. and Crisa Libbey S.A. de C.V. (filed as Exhibit 10.31 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.20	—	Limited Liability Company Agreement of Crisa Industrial, L.L.C. dated to be effective as of August 29, 1997 by and among Crisa Corporation, LGA4 Corp., Vitro S.A. and Libbey Inc. (filed as Exhibit 10.32 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

10.21	—	Management Services Agreement dated to be effective August 29, 1997 by and between Libbey Inc. and Vitrocrisa S. A. de C.V. for services to be provided by one or more subsidiary corporations of Libbey Inc. (filed as Exhibit 10.33 to Registrant’s Current Report on Form 8-K /A dated August 29, 1997 Amendment No. 1 and incorporated herein by reference).

EXHIBIT INDEX

S-K Item
601No.		Document

*10.22	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob A. Bules (filed as Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.23	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry E. Hartman (filed as Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.24	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William M. Herb (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.25	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.26	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete D. Kasper (filed as Exhibit 10.43 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.27	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier (filed as Exhibit 10.44 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.28	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.29	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.30	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.31	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne J. Zitkus (filed as Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

*10.32	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

EXHIBIT INDEX

S-K Item
601No.		Document

*10.33	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.34	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.35	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.36	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.37	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William Herb (filed as Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.38	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Wayne Zitkus (filed as Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.39	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete Kasper (filed as Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.40	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob Bules (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.41	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

*10.42	—	Change of Control Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

EXHIBIT INDEX

S-K Item
601No.		Document

*10.43	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

*10.44	—	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

*10.45	—	The Libbey Inc. Long-Term Incentive Compensation Plan effective as of January 1, 2001 (filed as Exhibit 10.66 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.46	—	Amended and Restated Credit Agreement, dated February 10, 2003, among Libbey Glass Inc. and Libbey Europe B.V., as the borrowers, Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, Bank One, N.A. and Fleet National Bank, as syndication agents and the other lenders party thereto (filed as Exhibit (b) to Registrant’s Tender Offer Statement on Schedule TO incorporated herein by reference).

10.47	—	Note Purchase Agreement, dated March 31, 2003, among Libbey Glass Inc. and Purchasers of the notes (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2003, and incorporated herein by reference).

10.48	—	Guaranty Agreement, dated March 31, 2003, among Libbey Glass Inc., and the Purchasers of the notes referenced in 10.65 above (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2003, and incorporated herein by reference).

10.49	—	Subsidiary Guaranty dated as of March 31, 2003, among Libbey Inc. and wholly owned subsidiaries of Libbey Glass Inc. and the Purchasers of the notes referenced in 10.65 above (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2003, and incorporated herein by reference).

*10.50	—	Change in Control Agreement dated as of May 1, 2003, between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2003, and incorporated herein by reference).

*10.51	—	Change of Control Agreement dated as of December 15, 2003, between Susan A. Kovach (filed as Exhibit 10.69 to Registrant’s Annual Report on Form 10-K for the year-ended December 31,2003, and incorporated herein by reference).

*10.52	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.53	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.2 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.54	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Susan Allene Kovach (filed as Exhibit 10.3 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

EXHIBIT INDEX

S-K Item
601No.		Document

*10.55	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and John F. Meier (filed as Exhibit 10.4 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.56	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.5 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

*10.57	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.6 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2005, and incorporated herein by reference).

*10.58	—	Employment Agreement dated as of March 22, 2005 between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.7 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

*10.59	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.8 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.60	—	Credit Agreement dated June 24, 2004, among Libbey Glass Inc. and Libbey Europe B.V., as the borrowers, the Bank of America, N.A., as the Administrative Agent, Swing Line Lender and as an L/C Issuer, The Bank of New York, as the Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as the Documentation Agent, and the other lenders listed therein (filed as Exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.61	—	Libbey Inc. Guaranty Agreement dated June 24, 2004, among Libbey Inc. in favor of Bank of America, N.A., and the guaranteed creditors of the Credit Agreement (filed as Exhibit 10.2 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.62	—	Subsidiary Guaranty Agreement dated June 24, 2004, among certain subsidiaries of Libbey Glass Inc. in favor of Bank of America, N.A. and the guaranteed creditors of the Credit Agreement (filed as Exhibit 10.3 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.63	—	Libbey Glass Inc. Guaranty Agreement dated June 24, 2004, among Libbey Glass Inc. in favor of Bank of America, N.A., as administrative agent for each of the lenders of the Credit Agreement (filed as Exhibit 10.4 to Registrant’s Quarterly report on Form10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference.)

10.64	—	Libbey and Libbey Glass Guaranty dated April 2, 2004, among Libbey Inc and Libbey Glass Inc. in favor of the Tranche B lenders and the administrative agent of the certain Credit Agreement (filed as Exhibit 10.5 to Registrant’s Quarterly report on Form 10-Q for the quarter-ended June 30, 2004 and incorporated herein by reference).

10.65	—	First Amendment to Parent Guaranty Agreement Dated December 21, 2004 (filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

EXHIBIT INDEX

S-K Item
601No.		Document

10.66	—	Amendment No. 1 and Waiver to Credit Agreement dated December 21, 2004 among Libbey Glass Inc and Libbey Europe B.V. in favor of Bank of America, N.A., as administrative agent for each of the lenders of the Credit Agreement (filed as Exhibit 10.75 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.67	—	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.68	—	Amendment No. 2 and Waiver to Credit Agreement dated September 30, 2005, among Libbey Glass Inc. and Libbey Europe B.V., to amend its Credit Agreement, dated June 24, 2004, as the borrowers, the Bank of America, N.A., as the Administrative Agent, Swing Line Lender and as an L/C Issuer, the Bank of New York, as the Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as the Documentation Agent, and other lenders listed therein (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.69	—	Amendment, dated September 30, 2005, with respect to the Note Purchase Agreement and Guaranty Agreement, both dated March 31, 2003, among Libbey Glass Inc. and the Purchasers of the notes (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.70	—	Waiver on September 30, 2005, by the Tranche B Lenders party to the Credit Agreement, dated April 2, 2004, among Vitrocrisa Comercial, S. de R.L. de C.V., Vitrocrisa, S. de R.L. de C.V., the lenders party thereto and Bank of Montreal, as the Administrative Agent, and Libbey Inc. and Libbey Glass Inc. (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.71	—	Amendment No. 3 and Waiver to Credit Agreement dated December 29, 2005, among Libbey Glass Inc. and Libbey Europe B.V., to amend its Credit Agreement, dated June 24, 2004, as the borrowers, the Bank of America, N.A., as the Administrative Agent, Swing Line Lender and as an L/C Issuer, the Bank of New York, as the Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, as the Documentation Agent, and other lenders listed therein (filed herein).

10.72	—	Amendment, dated December 29, 2005, with respect to the Note Purchase Agreement and Guaranty Agreement, both dated March 31, 2003, among Libbey Glass Inc. and the Purchasers of the notes (filed herein).

10.73	—	Waiver on December 22, 2005, by the Tranche B Lenders party to the Credit Agreement, dated April 2, 2004, among Vitrocrisa Comercial, S. de R.L. de C.V., Vitrocrisa, S. de R.L. de C.V., the lenders party thereto and Bank of Montreal, as the Administrative Agent, and Libbey Inc. and Libbey Glass Inc. (filed herein).

*10.74	—	Libbey Inc. 2006 Deferred Compensation Plan for Outside Directors (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2005, and filed herein).

10.75		MB Loan Contract between Libbey Glassware (China) Company Limited and China
Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed herein).

10.76	—	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed herein).

EXHIBIT INDEX

S-K Item
601No.		Document

13.1	—	Selected Financial Information included in Registrant’s 2005 Annual Report to Shareholders (filed herein).

21	—	Subsidiaries of the Registrant (filed herein).

23	—	Consent of Independent Registered Public Accounting Firm (filed herein).

24	—	Power of Attorney (filed herein).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

*	Management Contract or Compensation Plan or Arrangement.