Form 10-Q
period 2006-03-31
LIBBEY INC
filed 2006-05-10
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
Yes  X  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer     Accelerated Filer  X  Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company.
Yes     No  X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value — 14,084,826 shares at April 28, 2006.

Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Special Charges
7. Pension
8. Nonpension Postretirement Benefits
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Omnibus Intrument
Certification
Certification
Certification
Certification

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority owned subsidiaries (Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts) (unaudited)

	Three months ended March 31,
Revenues:	2006	2005
Net sales	$134,866	$129,784
Freight billed to customers	457	497

Total revenues	135,323	130,281

Cost of sales	113,177	109,242

Gross profit	22,146	21,039

Selling, general and administrative expenses	19,086	17,954
Special charges(1)	—	2,997

Income from operations	3,060	88
Equity earnings — pretax	1,065	554
Other income	396	301

Earnings before interest and income taxes and minority interest	4,521	943

Interest expense	3,609	3,378

Income (loss) before income taxes and minority interest	912	(2,435)
Provision (credit) for income taxes	301	(803)

Income (loss) before minority interest	611	(1,632)
Minority interest (2)	(96)	(15)

Net income (loss)	$515	$(1,647)

Net income (loss) per share:
Basic	$.04	$(.12)

Diluted	$.04	$(.12)

Dividends per share	$.025	$0.10

See accompanying notes

(1)	Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements

(2)	Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$6,502	$3,242
Accounts receivable — net	72,244	79,042
Inventories — net	121,388	122,572
Deferred taxes	8,744	8,270
Prepaid and other current assets	5,494	10,787

Total current assets	214,372	223,913
Other assets:
Repair parts inventories	8,457	6,322
Intangible pension asset	17,251	17,251
Software — net	4,536	4,561
Deferred taxes	—	952
Other assets	5,483	4,397
Investments	77,489	76,657
Purchased intangible assets — net	10,440	10,778
Goodwill — net	51,068	50,825

Total other assets	174,724	171,743
Property, plant and equipment — net	215,118	200,128

Total assets	$604,214	$595,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$11,167	$11,475
Accounts payable	40,070	47,020
Salaries and wages	14,344	16,043
Accrued liabilities	40,746	36,968
Special charges reserve	1,138	2,002
Accrued Income taxes	—	7,131
Long-term debt due within one year	825	825

Total current liabilities	108,290	121,464
Long-term debt	272,343	249,379
Pension liability	56,097	54,760
Nonpension postretirement benefits	45,330	45,081
Other long-term liabilities	5,204	5,461

Total liabilities	487,264	476,145
Minority interest	130	34

Total liabilities including minority interest	487,394	476,179
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,689,710 shares issued in 2005)	187	187
Capital in excess of par value	301,165	301,025
Treasury stock, at cost, 4,624,497 shares (4,681,721 shares issued in 2005)	(131,960)	(132,520)
Retained deficit	(17,805)	(17,966)
Accumulated other comprehensive loss	(34,767)	(31,121)

Total shareholders’ equity	116,820	119,605

Total liabilities and shareholders’ equity	$604,214	$595,784

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$515	$(1,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,335	8,385
Equity earnings — net of tax	(832)	(415)
Minority interest	96	15
Change in accounts receivable	7,238	(1,894)
Change in inventories	1,788	(3,720)
Change in accounts payable	(7,335)	(11,634)
Special charges	(864)	1,256
Pension & nonpension postretirement	1,639	1,587
Income taxes	(8,046)	(5,106)
Other operating activities	2,264	2,022

Net cash provided by (used in) operating activities	4,798	(11,151)

Investing activities:
Additions to property, plant and equipment	(21,439)	(10,405)
Crisal acquisition and related costs	—	(28,948)

Net cash used in investing activities	(21,439)	(39,353)

Financing activities:
Net bank credit facility activity	13,363	41,636
Other net borrowings	6,889	6,142
Stock options exercised	—	99
Dividends	(351)	(1,382)
Other	—	(40)

Net cash provided by financing activities	19,901	46,455

Increase (decrease) in cash	3,260	(4,049)

Cash at beginning of period	3,242	6,244

Cash at end of period	$6,502	$2,195

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$1,981	$1,817

Cash paid (net of refunds received) during the quarter for income taxes	$6,269	$5,106
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading supplier of tableware products in the U.S. and Canada, in addition to supplying to other key export markets. We operate in one business segment: tableware products. Established in 1818, we have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items to a broad group of customers in the foodservice, retail and industrial markets. We also import and distribute various products and have a 49% interest in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), one of the largest glass tableware manufacturers in Latin America, based in Monterrey, Mexico.
We own and operate two glass tableware manufacturing plants in the United States; glass tableware manufacturing plants in the Netherlands and in Portugal; and during the third quarter of 2005, we began construction of our new green-meadow production facility in China that is expected to begin production in 2007. We also own and operate a ceramic dinnerware plant in New York and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement, and our investment in Crisa allows us to compete in the tableware market by offering an extensive product line at competitive prices.
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
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2005 for a description of significant accounting policies not listed below.
Basis of Presentation
The Condensed Consolidated Financial Statements include Libbey Inc. and its majority owned subsidiaries (Libbey or the Company). Our fiscal year end is December 31st. We record our 49% interest in Crisa using the equity method. We own 95% of Crisal-Cristalaria Automatica S.A. (Crisal). Our 95% controlling interest requires that Crisal’s operations be included in the Condensed Consolidated Financial Statements. The 5% equity interest of Crisal that is not owned by us is shown as minority interest in the Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.

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
New Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). This is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” This new standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB No. 25 and requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for interim and annual periods beginning January 1, 2006. On January 1, 2006, Libbey adopted Financial Accounting Standards Board (FASB) SFAS No. 123-R. Share based compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123-R applies to all of Libbey’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. The estimated impact of applying the provisions of SFAS No. 123-R is an after-tax charge of $0.4 million for 2006. See Note 10.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of Statement 154 had no effect on our consolidated financial position, results of operations or cash flows.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	March 31,	December 31,
	2006	2005

Accounts receivable:
Trade receivables	$67,603	$75,470
Other receivables	4,641	3,572

Total accounts receivable, less allowances of $9,049 and $8,342	$72,244	$79,042

Inventories:
Finished goods	$112,261	$112,058
Work in process	4,434	4,456
Raw materials	3,893	5,442
Operating supplies	800	616

Total inventories	$121,388	$122,572

Prepaid and other current assets:
Prepaid expenses	$3,927	$3,142
Derivative assets	1,567	7,645

Total prepaid and other current assets	$5,494	$10,787

Other assets:
Deposits	$1,314	$1,386
Finance fees — net of amortization	1,973	2,003
Other	2,196	1,008

Total other assets	$5,483	$4,397

Accrued liabilities:
Accrued incentives	$16,006	$14,306
Derivative liabilities	67	67
Workers compensation	9,297	9,134
Medical liabilities	2,811	3,019
Interest	2,713	1,843
Commissions payable	640	858
Accrued taxes	538	432
Other	8,674	7,309

Total accrued liabilities	$40,746	$36,968

Other long-term liabilities:
Deferred liability	846	877
Guarantee of Crisa debt	421	421
Other	3,937	4,163

Total other long-term liabilities	$5,204	$5,461

4. Investments in Unconsolidated Affiliates
We are a 49% equity owner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), which manufacture, market and sell glass tableware (beverageware, plates, bowls, serveware and accessories) and industrial glassware (coffee pots, blender jars, meter covers, glass covers for cooking ware and lighting fixtures sold to original equipment manufacturers). We record our 49% interest in Crisa using the equity method.
Condensed unaudited balance sheet information for Crisa is as follows:

	March 31,	December 31,
	2006	2005

Current assets	$89,487	$80,102
Non-current assets	94,485	95,642

Total assets	183,972	175,654

Current liabilities	97,864	72,549
Other liabilities	73,427	92,275

Total liabilities	171,291	164,824

Net assets	$12,681	$10,830

Condensed unaudited statements of operations for Crisa are as follows:

Three months ended March 31,	2006	2005

Total revenues	$47,566	$49,834
Cost of sales	38,180	45,007

Gross profit	9,386	4,827
Selling, general and administrative expenses	5,721	6,477

Income (loss) from operations	3,665	(1,650)
Remeasurement gain (loss)	878	(357)
Earnings (loss) before interest and taxes	4,543	(2,007)
Interest expense	2,367	1,289

Earnings (loss) before income taxes	2,176	(3,296)
Income taxes	479	2,764

Net income	$1,697	$(6,060)

5. Borrowings
Borrowings consist of the following:

			March 31,	December 31,
	Interest Rate	Maturity Date	2006	2005

Borrowings under credit facility	floating	June 24, 2009	$158,834	$143,814
Senior notes	4.19%	March 31, 2008	25,000	25,000
Senior notes	5.58%	March 31, 2013	55,000	55,000
Senior notes	floating	March 31, 2010	20,000	20,000
		April 2006 to
Promissory note	6.00%	September 2016	2,096	2,131
Notes payable	floating	April 2006	11,167	11,475
		July 2012 to
RMB Loan contract	floating	December 2012	7,469	—
		April 2006 to
Obligations under capital leases	floating	May 2007	1,868	2,203
Other debt	floating	September 2009	2,901	2,056

Total borrowings			284,335	261,679
Less — current portion of borrowings			11,992	12,300

Total long-term portion of borrowings			$272,343	$249,379

Revolving Credit Facility
In June 2004, we entered into an unsecured agreement for an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with Libbey Glass Inc. and Libbey Europe B.V. as borrowers. We entered into an amendment to the Agreement in December 2004. The Agreement is with a group of banks and provides for a Revolving Credit and Swing Line Facility (Facility) permitting borrowings up to an aggregate total of $195 million, maturing June 24, 2009. Swing Line borrowings are limited to $25 million. Swing Line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for Base Rate Loans as defined in the Agreement. Revolving Credit Agreement U.S. dollar borrowings bear interest at our option at either the prime rate plus the Applicable Rate for Base Rate Loans or a Eurodollar rate plus the Applicable Rate for Eurodollar Loans as defined in the Agreement. The Applicable Rates for Base Rate Loans and Eurodollar Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Base Rate Loans and Eurodollar Loans were 0.75% and 1.75%, respectively, at March 31, 2006. The weighted average annual interest rate on these borrowings at March 31, 2006, was 5.5%.
Libbey Europe B.V. may have euro-denominated swing line or revolving borrowings under the Revolving Credit Agreement in an aggregate amount not to exceed the Offshore Currency Equivalent, as defined in the Revolving Credit Agreement, of $105 million. Offshore Currency Swing Line borrowings are currently limited to $15 million of the $25 million total Swing Line borrowings permitted under the Agreement. Interest is calculated at the Offshore Currency Swing Line rate plus the Applicable Rate for Swing Line Loans in euros. Revolving Offshore Currency Borrowings bear interest at the Offshore Currency Rate plus the Applicable Rate for Offshore Currency Rate Loans, as defined in the Agreement. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans vary depending on our performance against certain financial ratios. The Applicable Rates for Swing Line Loans in euros and Offshore Currency Rate Loans were 2.25% and 1.75%, respectively, at March 31, 2006.

Under the Agreement, we may also elect to borrow up to a maximum of $125 million under a Negotiated Rate Loan alternative of the Facility at negotiated rates of interest. The Agreement also provides for the issuance of $30 million of letters of credit, which are applied against the $195 million limit. At March 31, 2006, we had $8.4 million in letters of credit outstanding under the Facility.
We pay a Facility Fee, as defined in the Agreement, on the total credit provided under the Facility. The Facility Fee varies depending on our performance against certain financial ratios. The Facility Fee was 0.50% at March 31, 2006.
No compensating balances are required by the Agreement. The Agreement does require the maintenance of certain financial ratios, restricts the incurrence of indebtedness and other contingent financial obligations, and restricts certain types of business activities and investments.
We were in compliance with all covenants as of March 31, 2006 and December 31, 2005.
Senior Notes
We issued $100 million of privately placed senior notes in March 2003. Eighty million dollars of the notes have an average annual interest rate of 5.15%, with an initial average maturity of 8.4 years and a remaining average maturity of 5.4 years. Twenty million dollars of the senior notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at March 31, 2006, on the $20 million debt was 6.08% per year.
We were in compliance with all covenants as of March 31, 2006 and December 31, 2005.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2006 and December 31, 2005 we had $2,096 and $2,131, respectively outstanding on the promissory note.
Notes Payable
We have a working capital line of credit for a maximum of €10 million. The $11,166 outstanding at March 31, 2006, was the U.S. dollar equivalent under the euro-based working capital line and the interest rate was 3.6%. The balance outstanding of $11,475 at December 31, 2005 was also under the euro-based working capital line and the interest rate was 3.4%.

RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly-owned subsidiary of Libbey, entered into an RMB Loan Contract (Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the Loan Contract, CCB agreed to lend to Libbey China RMB 250 million, or the equivalent of approximately $31 million for the construction of the production facility and purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51%. As of March 31, 2006, the outstanding balance was RMB 60 million (approximately $7.5 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30 million (approximately $3.8 million) and RMB 40 million (approximately $5.0 million) must be made on July 20, 2012 and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60 million (approximately $7.5 million) each must be made on July 20, 2013, December 20, 2013 and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
Obligations Under Capital Leases
We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were acquired in the Crisal acquisition. The cost of the equipment under capital leases is included in the Condensed Consolidated Balance Sheet as property, plant and equipment and the related depreciation expense is included in the Condensed Consolidated Statements of Operations.
The future minimum lease payments required under the capital leases as of March 31, 2006, are as follows:

Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years

Capital leases	$1,868	$710	$1,158	—

Other Debt
The other debt of $2,901 primarily consists of governmental subsidized loans for equipment purchases at Crisal.
Interest Rate Protection Agreements
We have an Interest Rate Protection Agreement (Rate Agreement) with respect to $25 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreement effectively converts $25 million of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreement at March 31, 2006, excluding applicable fees, is 5.3% per year and the total interest rate, including applicable fees, is 7.6% per year. The maturity date is May 9, 2006. Our total remaining debt that has fluctuating interest rates and is not covered by the Rate Agreement has a weighted average rate of 5.3% per year at March 31, 2006. If the counterparties to the Rate Agreement were to fail to perform, the Rate Agreement would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.

The fair market value of the Rate Agreement at March 31, 2006, was ($.07) million. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.
6. Special Charges
Capacity Realignment
In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and realigned production amongst our other domestic glass manufacturing facilities. See Form 10-K for the year ended December 31, 2005 for further discussion.
As a result, we recorded the following special charges:

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005

Fixed asset removal costs	$—	$148
Employee termination costs & other	—	2,849

Included in special charges	$—	$2,997

The following reflects the balance sheet activity related to the capacity realignment for the three months ended March 31, 2006:

	Balance at		Balance at
	December 31,	Cash	March 31,
	2005	payments	2006

Land proceeds received	$1,055	$(530)	$525
Employee termination costs & other	70	(28)	42

Total	$1,125	$(558)	$567

Balance sheet classification is as follows: $567 is included in the line item special charges reserve on the Condensed Consolidated Balance Sheets.
Salary Workforce Reduction Program
In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs. See Form 10-K for the year ended December 31, 2005 for further discussion.
There were no charges for the three months ended in March 31, 2006.

The following reflects the balance sheet activity related to the salaried workforce reduction program for the three months ended March 31, 2006:

	Balance at		Balance at
	December 31,	Cash	March 31,
	2005	payments	2006

Employee termination costs	$877	$(306)	$571

Total	$877	$(306)	$571

The employee termination costs of $571 are included in the special charges reserve on the Condensed Consolidated Balance Sheets.
7. Pension
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
Effect on Operations
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total

Three months ended March 31,	2006	2005	2006	2005	2006	2005

Service cost	$1,633	$1,673	$168	$236	$1,801	$1,909
Interest cost	3,519	3,621	370	405	3,889	4,026
Expected return on plan assets	(3,881)	(4,333)	(565)	(545)	(4,446)	(4,878)
Amortization of unrecognized:
Prior service cost	521	565	(86)	(99)	435	466
Gain	809	518	10	—	819	518

Pension expense (credit)	$2,601	$2,044	$(103)	$(3)	$2,498	$2,041

We expect to contribute $656 to our U.S. pension plans and $1,492 to our non-U.S. plan in 2006. Through the first quarter of 2006, there have been no contributions to the U.S. plans and contributions totaling $293 for the non-U.S. plans.

8. Nonpension Postretirement Benefits
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
Effect on Operations
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total

Three months ended March 31,	2006	2005	2006	2005	2006	2005

Service cost	$208	$217	$—	$—	$208	$217
Interest cost	494	544	34	37	528	581
Amortization of unrecognized:
Prior service cost	(220)	(220)	—	—	(220)	(220)
Gain (loss)	(8)	24	—	(2)	(8)	22

Nonpension postretirement benefit expense	$474	$565	$34	$35	$508	$600

9. Employee Stock Benefit Plans
We have two stock-based employee compensation plans. We also have an Employee Stock Purchase Plan (ESPP) under which eligible employees may purchase a limited number of shares of Libbey’s common stock at a discount.
Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). This method under APB No. 25 resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant, which had been the situation for all years prior to 2006. On January 1, 2006, we adopted Financial Accounting Standards Board (FASB) SFAS No. 123-R. SFAS No. 123-R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. Share based compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123-R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods.
Employee Stock Purchase Plan (ESPP)
We have an ESPP under which 650,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. In the first quarter 2006 no shares were issued under the ESPP, as ESPP grants normally occur annually on May 31st. At December 31, 2005, 470,062 shares were available for issuance under the ESPP. At March 31, 2006, the same number of shares were available for issuance under the ESPP. Starting in 2003, repurchased common stock is being used to fund the ESPP. A participant may elect to have payroll deductions made during the offering period in an amount not less than 2% and not more than 20% of such participant’s compensation during the option period. The option period starts on the offering date (June 1st) and ends on the exercise date (May 31st). In no event may the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or the successor corporation or a parent or subsidiary of such successor corporation will substitute an equivalent option.

No ESPP awards were granted during the three months ending March 31, 2006. The following are weighted-average assumptions used for ESPP grants in the three months ended March 31, 2005:

For the quarter ended March 31, 2005

Risk-free interest rate	3.23%
Expected term	12 months
Expected volatility	36.0%
Expected dividend yield	2.10%

Employee Stock Option and Restricted Stock Plan Program Description
We have two stock option plans for key employees: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. Stock option grants are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with Libbey, Inc. The maximum number of shares issuable over the term of the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees is limited to 1,800,000 shares. Options granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than 10 years and a day from the grant date. The options will generally become exercisable for 40% of the option shares one year from the date of grant and then 20% on the second, third and fourth anniversary dates. In addition, the Board of Directors, or other committee administering the plan, has the discretion to use a different vesting schedule and has done so from time to time. Since the inception of the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, we have granted options to key employees. In 2004, we adopted the Amended and Restated 1999 Equity Participation Plan of Libbey Inc., under which options can be granted or shares can be directly issued to eligible employees. Under the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. up to a total of 2,000,000 shares of common stock are authorized for issuance upon exercise of options or grants of restricted stock or other awards. Of those shares, 10,000 options have been granted in the first quarter of 2006. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options outstanding as of March 31, 2006 is generally four years. Stock options are amortized over the vesting period using the FIN 28 expense attribution methodology.
Pro forma Information
Compensation expense for stock options is recorded based on the estimated fair value of the stock options using an option-pricing model. Compensation expense continues to be recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of our common stock on the date of grant. The following information summarizes the effects of implementing this standard on our net income (loss) and earning (loss) per share for stock option expense.

Pro forma information regarding option grants relating to our two options plans is based on specified valuation techniques that produce estimated compensation charges. The table below shows the effect on our net income and earnings per share for the three months ended March 31, 2005:

Three months ended March 31,	2005

Net (loss) income:
Reported net (loss) income	$(1,647)
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	205
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	16

Pro forma net loss	$(1,836)

Basic (loss) earnings per share:
Reported basic loss per share	$(0.12)
Pro forma basic loss per share	$(0.13)

Diluted earnings loss per share:
Reported diluted loss per share	$(0.12)
Pro forma diluted loss per share	$(0.13)

Since all outstanding options have an exercise price in excess of the March 31, 2006 closing stock price, the effects of the employee stock options and employee stock purchase plan (ESPP) are anti-dilutive and thus will have no effect on earnings per share. The effect of employee stock options and the employee stock purchase plan (ESPP), 17,800 shares at March 31, 2005 and 1,521,406 shares at March 31, 2006, was anti-dilutive and was not included in the earnings per share calculation. Diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-affected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
General Stock Option Information
Stock option compensation expense of $.14 million included in the selling, general and administrative expense line in the Condensed Consolidated Statements of Operations at March 31, 2006. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based payment transactions is $.05 million at March 31, 2006.

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Under the Black-Scholes option pricing model, the weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 is $3.31. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions used for grants in the three months ended March 31, 2006 and 2005, respectively:

Three months ended March 31,	2006	2005

Stock option grants:
Risk-free interest rate	4.57%	4.29%
Expected term (years)	6.1	6.1
Expected volatility	38.6%	34.6%
Expected dividend yield	3.19%	2.3%

•	The risk-free rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life. The rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.
•	The expected term represents the period of time the options are expected to be outstanding and is based on historical trends. Additionally, we use historical data to estimate option exercises and employee forfeitures. We review the actual and estimated forfeitures on a quarterly basis and record an adjustment, if necessary. Employees’ expected exercises and post-vesting employment termination behavior was also incorporated into the fair value of an option. We project the expected life of our stock options based upon historical and other economic data trended into future years. The Company uses SAB 107 Simplified Method to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.
•	The expected volatility was developed considering our historical experience. The range of expected volatilities used is 33.34%-38.56% and the average expected volatility 34.55%. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatility of our stock price, over the expected life of the option and other economic data trended into future years.
•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.
No significant modifications occurred during the first quarter of 2006.
The policy for issuing shares upon exercise is for the shares to be issued from Treasury in order to fulfill exercises. We currently have a sufficient number of treasury shares on hand to fund options and ESPP in the following period.

Information with respect to the stock options at March 31, 2006 is as follows:

		Weighted average	Weighted average
		exercise price (per	remaining	Aggregate Intrinsic
	Shares	share)	contractual life	Value

Balance at December 31, 2005	1,555,556	$28.04	5.76	—
Options granted	10,000	10.20	—	—
Options exercised	—	—	—	—
Options cancelled	(47,900)	31.53	—	—
Balance at March 31, 2006	1,517,656	$27.81	5.85	—
Exercisable at March 31, 2006	1,236,356	$30.00		—

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. SFAS No. 123-R requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits are included as a financing cash inflow in the March 31, 2006 Condensed Consolidated Statement of Cash Flow .

For the quarter ended March 31, 2006:

Intrinsic value of options exercised	$—
Cash received for options exercised	—
Excess tax benefits realized from tax deductions from options exercised	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $7.08 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. There are no in-the-money options exercisable as of March 31, 2006.
As of March 31, 2006, $.4 million of total unrecognized compensation expense related to nonvested stock options are expected to be recognized within the next four years on a weighted-average basis. The total fair value of shares vested during the three months ended March 31, 2006 is $0.
The following table summarizes our nonvested stock option activity for the three months ended March 31, 2006:

		Weighted average
	Shares	fair value

Nonvested at December 31, 2005:	145,260	$3.81
Granted	10,000	3.31
Vested	—	—
Cancelled	(300)	3.81
Nonvested at March 31, 2006	154,960	$3.78

10. Derivatives
As of March 31, 2006, we had Interest Rate Protection Agreements for $25.0 million of our variable rate debt, and commodity contracts for 2.25 million British Thermal Units (BTUs) of natural gas, with a fair value of $1.6 million, accounted for under hedge accounting. The fair value of these derivatives is included in accrued liabilities and other assets on the Condensed Consolidated Balance Sheet for the Rate Agreements and commodity contracts, respectively. At March 31, 2005, we had Rate Agreements for $50.0 million of our variable rate debt and commodity contracts for 3.2 million BTUs of natural gas.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions.
All of our derivatives qualify and are designated as cash flow hedges at March 31, 2006. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. Ineffectiveness recognized in earnings during the first quarter of 2006 and 2005 was not material.
11. Comprehensive Income
Components of comprehensive income are as follows:

Three months ended March 31,	2006	2005

Net income (loss)	$515	$(1,647)
Change in fair value of derivative instruments (see detail below)	(3,756)	3,030
Effect of exchange rate fluctuation	110	(141)

Comprehensive (loss) income	$(3,131)	$1,242

Accumulated other comprehensive loss (net of tax) includes:

	March 31, 2006	December 31, 2005

Minimum pension liability and intangible pension assets	$(34,770)	$(34,770)
Derivatives	(13)	3,743
Exchange rate fluctuation	16	(94)

Total	$(34,767)	$(31,121)

The change in other comprehensive income for derivative instruments for the Company is as follows:

Three months ended March 31,	2006	2005

Change in fair value of derivative instruments	$(5,957)	$4,855
Less:
Income tax effect	2,201	(1,825)

Other comprehensive income related to derivatives	$(3,756)	$3,030

12. Guarantees
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
In addition, Libbey Inc. guarantees the payment by Crisa of its obligation to purchase electricity. The guarantee is based on the provisions of a Power Purchase Agreement to which Crisa is a party. The guarantee is limited to 49% of any such obligation of Crisa and limited to an aggregate amount of $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003.
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
On April 2, 2004, Libbey Inc. and Libbey Glass Inc. guaranteed the obligations of Vitrocrisa Comercial, S. de R.L. de C.V. (Comercial) and Crisa under Tranche B loans pursuant to a Credit Agreement to which they are a party. Our portion of the guarantee is for 31% of the total $75 million Credit Agreement, up to a maximum amount of $23.0 million. At March 31, 2006 and December 31, 2005, $23.0 million was outstanding. The term of the Tranche B loans of the Credit Agreement is three years, expiring April 2007. We would be obligated to pay in the event of default by Comercial or Crisa, as outlined in the guarantee agreement. In exchange for the guarantee, we receive a fee. The guarantee was recorded during the second quarter of 2004 at the fair market value of $0.4 million in the Condensed Consolidated Balance Sheet as an increase in other long-term liabilities with an offset to Investments.
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
On July 29, 2005, Libbey Inc. entered into a guarantee for the benefit of FR Caddo Parish, LLC pursuant to which Libbey Inc. guarantees the payment and performance by Libbey Glass Inc. of its obligation under an Industrial Building Sublease Agreement with respect to the development of a new distribution center in Shreveport, Louisiana. The underlying lease is for a term of 20 years .
On January 23, 2006, Libbey Inc. entered into a guarantee for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB) pursuant to which Libbey Inc. guarantees the payment by Libbey China of its obligation under an RMB Loan Contract, entered into in connection with the construction of our production facility in China.
13. Subsequent Events
Proposed Acquisition of Remaining Equity Interest in Crisa
On April 3, 2006 we entered into a definitive purchase agreement with Vitro, S.A. de C.V. (Vitro), to acquire the remaining 51 percent of Vitrocrisa Holdings, S de R.L. de C.V. and related companies (Crisa), in an $80 million cash transaction. The transaction, which is expected to close in the second quarter of 2006, will bring our ownership of Crisa to 100 percent.
On May 4, 2006, our stockholders, at the Annual Meeting of Stockholders, elected John F. Meier, Carol B. Moerdyk and Gary L. Moreau to our Board of Directors for a three-year term ending at the annual meeting of stockholders in 2009. Our stockholders also approved the 2006 Omnibus Incentive Plan of Libbey Inc., which is attached as Exhibit 10.1, and ratified the appointment of Ernst & Young LLP as our auditors for 2006.
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

Results of Operations — First Quarter 2006 compared with First Quarter 2005

Dollars in thousands, except percentages and per-share amounts
			Variance
Three months ended March 31,	2006	2005(2)	in dollars	in percent

Net sales	$134,866	$129,784	$5,082	3.9%
Gross profit	$22,146	$21,039	$1,107	5.3%

Gross profit margin	16.4%	16.2%
Income from operations (IFO)	$3,060	$88	$2,972	3,377.3%
IFO margin	2.3%	0.1%

Earnings before interest and income taxes (EBIT)(1)	$4,521	$943	$3,578	379.4%
EBIT margin	3.4%	0.7%

Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$12,856	$9,328	$3,528	37.8%
EBITDA margin	9.5%	7.2%

Net income (loss)	$515	$(1,647)	$2,162	131.3%
Net income margin	0.4%	(1.3)%

Diluted net income (loss) per share	$.04	$(0.12)	$0.16	133.3%

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
     (2)Includes special charges of $3.0 million related to capacity realignment due to the closure of our City of Industry facility.
Net Sales
For the quarter-ended March 31, 2006, net sales increased 3.9 percent to $134.9 million from $129.8 million in the year-ago quarter. The increase in net sales was primarily attributable to a more than 10 percent increase in net sales to foodservice glassware customers. Shipments of Syracuse® China products, Traex® products, Crisal Glass® products and retail glassware were also higher than in the year-ago period. Net sales in the industrial channel of distribution decreased over $2 million compared to the year-ago quarter, as the result of decreased demand and exiting some low-margin products. In addition, net sales of World® Tableware and Royal Leerdam® products decreased slightly as compared to the prior-year quarter.
Gross Profit
For the quarter-ended March 31, 2006, gross profit increased by $1.1 million, or 5.3%, compared to the year-ago quarter. For the quarter ended March 31, 2006, gross profit as a percentage of net sales increased to 16.4% compared to 16.2% in the year-ago quarter. The increase in gross profit is primarily attributable to higher net sales discussed above. Also contributing to the increase in gross profit was higher machine activity at our domestic glass plants. Partially offsetting gross profit was substantially higher manufacturing expenses at Syracuse China, a $1.1 million increase in natural gas costs and a $0.5 million increase in pension and nonpension postretirement benefit expenses.

Income From Operations
Income from operations was $3.1 million for the quarter ending March 31, 2006, compared to income from operations of $0.1 million for the quarter ended March 31, 2005. Income from operations during the first quarter of 2005 included special charges of $3.0 million, related to our capacity realignment due to the closure of our City of Industry facility, as detailed in the attached Table 2. Excluding the impact of the special charges in the first quarter 2005, our income from operations in the first quarter 2006 was relatively unchanged compared to the year ago quarter, due to higher selling, general and administrative costs arising from higher sales activity and China start-up costs. These costs offset the $1.1 million increase in gross profit described above.
Earnings Before Interest and Income Taxes (EBIT)
EBIT increased by $3.6 million in the first quarter of 2006 compared to the year ago quarter. EBIT as a percentage of net sales increased to 3.4% in the first quarter 2006, compared to 0.7% in the year ago quarter. EBIT and EBIT margin increased due to special charges related to our capacity realignment in the first quarter 2005 and a $0.5 million increase in equity earnings from Crisa. The increase in Crisa equity earnings is due to an increase in sales and higher translation gains, partially offset by lower machine activity and other manufacturing costs.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $3.5 million, or 37.8%, for the quarter-ended March 31, 2006, compared to the year ago quarter. As a percentage of net sales, EBITDA was 9.5% in the quarter-ended March 31, 2006, compared to 7.2% in the prior period. The increases in EBITDA and EBITDA margin were attributable to the factors described above in EBIT.
Net Income (Loss)
We reported net income of $0.5 million in the first quarter 2006, compared to a net loss of $1.6 million in the first quarter 2005. Net income as a percentage of net sales was 0.4% in the first quarter 2006, compared to (1.3)% the year ago quarter. Net income increased due to the improvement in EBIT, partially offset by a $0.2 million increase in interest expense due to higher average interest rates. The effective tax rate remained unchanged at 33% during the first quarters of 2006 and 2005.
Diluted Net Income (Loss) Per Share
Diluted net income per share was $0.5 million, or $0.04 in the first quarter of 2006, compared with diluted loss per share of $0.12 in the first quarter of 2005. Diluted earnings per share for the first quarter of 2005 as detailed in the attached Table 3, excluding special charges associated with the shutdown of our City of Industry, California, facility in February 2005, was $0.03 per share.

Capital Resources and Liquidity
Working Capital
The following table presents working capital items.

Dollars in thousands, except percentages and DSO, DIO, DPO and DWC			Variance
	March 31, 2006	December 31, 2005	in dollars	in percent

Accounts receivable	$72,244	$79,042	$6,798	8.6%
DSO (1)	46.0	50.8
Inventories	121,388	122,572	1,184	1.0%
DIO (2)	77.3	78.7
Accounts payable	40,070	47,020	6,950	14.8%
DPO (3)	25.5	30.2

Working capital (4)	$153,562	$154,594	$1,032	1.0%
DWC (5)	97.8	99.3
Percentage of net sales	27.0%	27.7%

(1) Days sales outstanding (DSO) measures the number of days it takes, based on a 90-day average, to turn receivables into cash.
(2) Days inventory outstanding (DIO) measures the number of times per year, based on a 90-day average, to turn inventory into cash.
(3) Days payable outstanding (DPO) measures the number of days it takes, to pay the balances of our accounts payable.
(4) Working capital is defined as inventories and accounts receivable less accounts payable.
(5) Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Cash Flow
The following table presents key drivers to free cash flow.

Dollars in thousands, except percentages			Variance
Three months ended March 31,	2006	2005	in dollars	in percent

Net cash provided by (used in) operating activities	$4,798	$(11,151)	$15,949	143.0%
Capital expenditures	21,439	10,405	11,034	106.1%
Acquisitions and related costs	—	28,948	(28,948)	(100.00)%

Free cash flow (a)	$(16,641)	$(50,504)	$33,863	67.1%

(a) We believe that Free Cash Flow (net cash (used in) provided by operating activities, less capital expenditures and acquisitions and related costs) is a useful metric for evaluating our financial performance as it is a measure on which we internal assessments of our performance.
Free cash flow was $(16.6) million in the first quarter 2006, compared to $(50.5) million in the first quarter 2005. The improvement is primarily due to the acquisition of Crisal in January 2005 for $28.9 million. Net cash flow from operations increased to $4.8 million in the first quarter 2006, compared to $(11.2) million in the first quarter 2005, primarily due to an increase in net income and decreases in inventory. Partially offsetting the increase in net cash provided by operating activities was an $11.0 million increase in capital expenditures, primarily attributable to the construction of our plant in China.

Borrowings
The following table presents our total borrowings.

					Variance
			March 31,	December 31,	in	in
	Interest Rate	Maturity Date	2006	2005	dollars	percent

Borrowings under credit facility	floating	June 24, 2009	$158,834	$143,814	$15,020	10.4%
Senior notes	4.19%	March 31, 2008	25,000	25,000	—	0.0%
Senior notes	5.58%	March 31, 2013	55,000	55,000	—	0.0%
Senior notes	floating	March 31, 2010	20,000	20,000	—	0.0%
Promissory note	6.00%	April 2006 to September 2016	2,096	2,131	(35)	(1.6)%
Notes payable	floating	April 2006	11,167	11,475	(308)	(2.7)%
RMB loan contract	floating	July 20, 2012	7,469	—	7,469	100.0%
Obligations under capital leases	floating	April 2006 to May 2007	1,868	2,203	(335)	(15.2)%
Other debt	floating	September 2009	2,901	2,056	845	41.1%

Total borrowings			$284,335	$261,679	$22,656	8.7%

We had total borrowings of $284.3 million at March 31, 2006, compared to total borrowings $261.7 million at December 31, 2005. The increase of $22.6 million in borrowings is primarily a result of the negative free cash flow discussed above.
On March 31, 2003, we issued $100 million of privately placed senior notes (Senior Notes). Eighty million dollars of the notes have an average interest rate of 5.15% per year, with an initial average maturity of 8.4 years and a remaining average maturity of 5.4 years. Twenty million dollars of the Senior Notes have a floating interest rate at a margin over the London Interbank Offer Rate (LIBOR) that is set quarterly. The floating interest rate at March 31, 2006 on the $20 million debt was 6.08% per year.
In June 2004, Libbey Glass Inc. and Libbey Europe B.V. entered into an Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement or Agreement) with a group of banks that provided a Revolving Credit and Swing Line Facility. The Agreement has a five-year term, maturing June 24, 2009. We had additional borrowing capacity at March 31, 2006, of $39.0 million. Note 5 to the Consolidated Financial Statements provides additional information regarding the Agreement.
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

We have entered into interest rate protection agreements with respect to $25 million of debt. The average fixed rate of interest under these interest rate protection agreements, excluding applicable fees, is 5.3% per year, and the total interest rate, including fees, is 7.6% per year. The average maturity of these interest rate protection agreements is 0.2 years at March 31, 2006. Note 5 to the Condensed Consolidated Financial Statements provides additional information regarding the interest rate protection agreements.
Of our total indebtedness, $177.2 million is subject to fluctuating interest rates at March 31, 2006. A change in one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.
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

Table 1
Reconciliation of Income before income taxes to EBIT and EBITDA

(Dollars in thousands)

Three months ended March 31,	2006	2005

(Loss) income before income taxes	$912	$(2,435)
Add: Interest expense	3,609	3,378

Earnings before interest and income taxes (EBIT)	4,521	943
Add: Depreciation and amortization	8,335	8,385

Earning before interest, taxes, deprecation and amortization (EBITDA)	$12,856	$9,328

Table 2
Summary of Special Charges

(Dollars in thousands)

Three months ended March 31,	2006	2005

Fixed asset write-down	$—	$148
Employee termination costs & other		2,849

Total pretax special charges	$—	$2,997

Table 3
Reconciliation of Non-GAAP Financial Measures for Special Charges

(Dollars in thousands except per-share amounts)

Three months ended March 31,	2006	2005

Reported net (loss) income	$515	$(1,647)
Special charges — net of tax	—	2,008

Net income excluding special charges	$515	$361

Diluted earnings per share:
Reported net (loss) income	$0.04	$(0.12)
Special charges — net of tax	—	0.15

Net income per diluted share excluding special charges	$0.04	$0.03

Table 4
Reconciliation of net cash provided by operating activities to free cash flow

(Dollars in thousands)

Three months ended March 31,	2006	2005

Net cash (used in) provided by operating activities	$4,798	$(11,151)
Less:
Capital expenditures	21,439	10,405
Acquisition and related costs	—	28,948

Free flow cash	$(16,641)	$(50,504)

Table 5
Reconciliation of working capital

(Dollars in thousands)

Three months ended March 31,	2006	2005

Accounts receivable	$72,244	$73,919
Plus:
Inventories	121,388	141,022
Less:
Accounts payable	40,070	43,887

Working capital	$153,562	$171,054

Item 3. Qualitative and Quantitative Disclosures about Market Risk
Currency
We are exposed to market risks due to changes in currency values, although the majority of our revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of our products or those of Crisa compared to foreign competition and the impact of exchange rate changes in the Mexican peso relative to the U.S. dollar on the earnings of Crisa expressed under accounting principles generally accepted in the United States.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our domestic manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider our forecasted natural gas requirements of our domestic manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are note hedged, we are subject to changes in the price of natural gas, which affect our earnings.
The fair value of our natural gas futures contracts are determined from market quotes, and are reflected on our consolidated balance sheets in other current assets. At March 31, 2006, we had commodity futures contracts for 2.25 million British Thermal Units (BTU’s) of natural gas with a fair market value of approximately $1.6 million. All of our derivatives qualify and are designated as cash flow hedges. We apply hedge accounting to these instruments only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable, and any previously deferred gains or losses re recorded to earnings. We recognize the ineffective portion of the change in fair value of a derivative designated as a cash flow hedge in current earnings. For March 31, 2006, we recognized a loss of approximately $.2 million related to these instruments, which represented the total ineffectiveness of all cash flow hedges.
The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedges item affects earnings. Amounts reclassified into earnings related to natural gas futures contracts of natural gas expense are included in cost of sales.

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
Important factors potentially affecting our performance include, but are not limited to:
•	major slowdowns in the retail, travel, restaurant and bar or entertainment industries, including the impact of armed hostilities or any other international or national calamity, including any act of terrorism, on the retail, travel, restaurant and bar or entertainment industries;

•	significant increases in interest rates that increase our borrowing costs;

•	significant increases in per-unit costs for natural gas, electricity, corrugated packaging, aragonite, resins and other purchased materials;

•	protracted work stoppages related to collective bargaining agreements;

•	increases in expenses associated with higher medical costs, increased pension expense associated with lower returns on pension investments and lower interest rates on pension obligations;

•	currency fluctuations relative to the U.S. dollar, euro or Mexican peso that could reduce the cost competitiveness of our or Crisa’s products compared to foreign competition;

•	the effect of high inflation in Mexico on the operating results and cash flows of Crisa;

•	the impact of exchange rate changes in the Mexican peso relative to the U.S. dollar on the earnings of Crisa expressed under accounting principles generally accepted in the United States;

•	the inability to achieve savings and profit improvements at targeted levels at Libbey and Crisa from capacity realignment, re-engineering and operational restructuring programs or within the intended time periods;

•	protracted work stoppages related to collective bargaining agreements;

•	increased competition from foreign suppliers endeavoring to sell glass tableware in the United States, Mexico, Europe and other key markets worldwide, including the impact of lower duties for imported products; and

•	whether we complete any significant acquisitions, including the acquisition of the remaining 51% of Crisa that we do not currently own, and whether such acquisitions can operate profitably.
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
PART II — OTHER INFORMATION
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 6. Exhibits

Exhibits:	The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.01 to Registrant’s Form 8-K filed February 7, 2005 and incorporated herein by reference).

10.1	2006 Omnibus Incentive Plan of Libbey Inc. (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date May 10, 2006	By /s/ Scott M. Sellick
Scott M. Sellick,
Vice President, Chief Financial Officer (duly authorized principal financial officer)