Form 10-Q/A
period 2006-03-31
LIBBEY INC
filed 2006-05-15
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
Amendment No. 2
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
6. Special Charges
7. Pension
8. Nonpension Postretirement Benefits
PART II — OTHER INFORMATION
EXHIBIT INDEX
SIGNATURES
Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

Explanatory Note
Due to a transmission error, this Amendment No. 2 on Form 10-Q/A (this "Amendment") to the Quarterly Report on Form 10-Q is being filed to include all of “Part I, Item 1. Financial Statements,” as required by Rule 12b-15 of the Securities Exchange Act of 1934, inadvertently excluded from Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”), which was filed to correct certain financial information included in “Part I, Item 1. Financial Statements” in “Note 4. Investments In Unconsolidated Affiliates.” Amendment No. 1 amends only Note 4 of the Form 10-Q as originally filed on May 10, 2006. Also, attached to this Amendment is an Exhibit Index disclosing the filing of the certifications required to be filed as exhibits to this Amendment, as well as such certifications.
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
Condensed unaudited balance sheet information for Crisa is as follows:

	March 31,	December 31,
	2006	2005

Current assets	$89,487	$80,102
Non-current assets	94,485	99,940

Total assets	183,972	180,042

Current liabilities	97,864	72,550
Other liabilities	73,427	94,865

Total liabilities	171,291	167,415

Net assets	$12,681	$12,627

Condensed unaudited statements of operations for Crisa are as follows:

Three months ended March 31,	2006	2005

Total revenues	$47,566	$45,471
Cost of sales	38,180	36,700

Gross profit	9,386	8,771
Selling, general and administrative expenses	5,721	5,327

Income (loss) from operations	3,665	3,444
Remeasurement gain (loss)	878	88
Other expense	—	(530)

Earnings (loss) before interest and taxes	4,543	3,002
Interest expense	2,367	1,869

Earnings (loss) before income taxes	2,176	1,133
Income taxes	479	286

Net income	$1,697	$847

5. Borrowings
Borrowings consist of the following:

			March 31,	December 31,
	Interest Rate	Maturity Date	2006	2005

Borrowings under credit facility	floating	June 24, 2009	$158,834	$143,814
Senior notes	4.19%	March 31, 2008	25,000	25,000
Senior notes	5.58%	March 31, 2013	55,000	55,000
Senior notes	floating	March 31, 2010	20,000	20,000
		April 2006 to
Promissory note	6.00%	September 2016	2,096	2,131
Notes payable	floating	April 2006	11,167	11,475
		July 2012 to
RMB Loan contract	floating	December 2012	7,469	—
		April 2006 to
Obligations under capital leases	floating	May 2007	1,868	2,203
Other debt	floating	September 2009	2,901	2,056

Total borrowings			284,335	261,679
Less — current portion of borrowings			11,992	12,300

Total long-term portion of borrowings			$272,343	$249,379

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

PART II — OTHER INFORMATION
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

LIBBEY INC.
Date May 15, 2006	By /s/ Scott M. Sellick
Scott M. Sellick,
Vice President, Chief Financial Officer (duly authorized principal financial officer)