Form 10-Q/A
period 2006-03-31
LIBBEY INC
filed 2006-05-15
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Quarterly Report on Form 10-Q is being filed to correct certain financial information included in “Part I, Item 1. Financial Statements” in “Note 4. Investments In Unconsolidated Affiliates.” This Amendment amends only this one section of Note 4 of the Form 10-Q as originally filed on May 10, 2006. Also, attached to this Amendment is an Exhibit Index disclosing the filing of the certifications required to be filed as exhibits to this Amendment, as well as such certifications.
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

LIBBEY INC.
Date May 12, 2006	By /s/ Scott M. Sellick
Scott M. Sellick,
Vice President, Chief Financial Officer (duly authorized principal financial officer)