Form 10-Q
period 2006-06-30
LIBBEY INC
filed 2006-08-09
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer☑     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company.
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value — 14,242,693 shares at July 31, 2006.

Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
2. Significant Accounting Policies
3. Balance Sheet Details
4. Acquisitions
5. Borrowings
6. Special Charges
7. Pension
8. Nonpension Postretirement Benefits
9. Net Income per Share of Common Stock
10. Employee Stock Benefit Plans
11. Derivatives
12. Comprehensive Income
13. Guarantees
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
Certification
Certification
Certification
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended June 30,
	2006	2005

Revenues:
Net sales	$157,998	$144,538
Freight billed to customers	926	481

Total revenues	158,924	145,019

Cost of sales	130,752	117,963

Gross profit	28,172	27,056

Selling, general and administrative expenses	19,696	20,367
Special charges	12,587	4,197

(Loss) income from operations	(4,111)	2,492

Equity earnings (loss) — pretax	921	(752)
Other (expense) income	(907)	431

(Loss) earnings before interest and income taxes and minority interest	(4,097)	2,171

Interest expense	10,200	3,464

Loss before income taxes and minority interest	(14,297)	(1,293)

Credit for income taxes	(4,720)	(427)

Loss before minority interest	(9,577)	(866)

Minority interest	8	(4)

Net loss	$(9,569)	$(870)

Net loss per share:
Basic	$(0.68)	$(0.06)

Diluted	$(0.68)	$(0.06)

Dividends per share	$0.025	$0.10

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Six months ended June 30,
	2006	2005

Revenues:
Net sales	$292,864	$274,322
Freight billed to customers	1,383	978

Total revenues	294,247	275,300

Cost of sales	243,929	227,205

Gross profit	50,318	48,095

Selling, general and administrative expenses	38,782	38,321
Special charges	12,587	7,194

(Loss) income from operations	(1,051)	2,580

Equity earnings (loss) — pretax	1,986	(198)
Other (expense) income	(511)	732

Earnings before interest and income taxes and minority interest	424	3,114

Interest expense	13,809	6,842

Loss before income taxes and minority interest	(13,385)	(3,728)

Credit for income taxes	(4,419)	(1,230)

Loss before minority interest	(8,966)	(2,498)

Minority interest	(88)	(21)

Net loss	$(9,054)	$(2,519)

Net loss per share:
Basic	$(0.64)	$(0.18)

Diluted	$(0.64)	$(0.18)

Dividends per share	$0.05	$0.20

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$26,661	$3,242
Accounts receivable — net	112,195	79,042
Inventories — net	161,827	122,572
Deferred taxes	4,239	8,270
Prepaid and other current assets	4,807	10,787

Total current assets	309,729	223,913

Other assets:
Repair parts inventories	12,067	6,322
Intangible pension asset	17,251	17,251
Software — net	4,563	4,561
Deferred taxes	—	952
Other assets	16,878	4,397
Investments	—	76,657
Purchased intangible assets — net	30,175	10,778
Goodwill — net	170,449	50,825

Total other assets	251,383	171,743

Property, plant and equipment — net	295,153	200,128

Total assets	$856,265	$595,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,546	$11,475
Accounts payable	59,447	47,020
Payable to Vitro	7,184	—
Salaries and wages	17,275	16,043
Accrued liabilities	50,353	36,968
Special charges reserve	3,508	2,002
Accrued income taxes	—	7,131
Long-term debt due within one year	825	825

Total current liabilities	140,138	121,464

Long-term debt	462,774	249,379
Pension liability	73,994	54,760
Nonpension postretirement benefits	44,533	45,081
Payable to Vitro	19,900	—
Other long-term liabilities	6,452	5,461

Total liabilities	747,791	476,145

Minority interest	129	34

Total liabilities including minority interest	747,920	476,179

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,689,710 shares issued in 2005)	187	187
Capital in excess of par value (includes warrants of $1,026, and 485,309 shares as of June 30, 2006 and no warrants at December 31, 2005.)	302,339	301,025
Treasury stock, at cost, 4,475,910 shares (4,681,721 shares in 2005)	(130,510)	(132,520)
Retained deficit	(27,723)	(17,966)
Accumulated other comprehensive loss	(35,948)	(31,121)

Total shareholders’ equity	108,345	119,605

Total liabilities and shareholders’ equity	$856,265	$595,784

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2006	2005

Operating activities:
Net loss	$(9,569)	$(870)
Depreciation and amortization	8,206	8,066
Equity (earnings) loss — net of tax	(546)	444
Minority interest	(8)	4
Change in accounts receivable	(2,722)	197
Change in inventories	1,134	(791)
Change in accounts payable	(7,977)	3,748
Special charges	19,788	2,256
Pension & nonpension postretirement	4,564	1,972
Income taxes	2,802	(1,772)
Other operating activities	(95)	9,388

Net cash provided by operating activities	15,577	22,642

Investing activities:
Additions to property, plant and equipment	(12,817)	(8,709)
Business acquisition and related costs, less cash acquired	(77,571)	(42)

Net cash used in investing activities	(90,388)	(8,751)

Financing activities:
Net revolving credit facility activity	(160,505)	(8,756)
Net ABL credit facility activity	43,038	—
Other net repayments	(80,480)	(3,429)
Other borrowings	7,485	—
Note payments	(100,000)	—
Note proceeds	399,840	—
Debt financing fees	(14,356)	—
Dividends	(352)	(1,386)
Other	195	25

Net cash provided by (used in) financing activities	94,865	(13,546)

Effect of exchange rate fluctuations on cash	105	—

Increase in cash	20,159	345

Cash at beginning of period	6,502	2,195

Cash at end of period	$26,661	$2,540

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$7,364	$4,175
Cash paid (net of refunds received) during the quarter for income taxes	$(417)	$142
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005

Operating activities:
Net loss	$(9,054)	$(2,519)
Depreciation and amortization	16,541	16,451
Equity (earnings) loss — net of tax	(1,378)	29
Minority interest	88	21
Change in accounts receivable	4,516	(1,697)
Change in inventories	2,922	(4,511)
Change in accounts payable	(15,312)	(7,886)
Special charges	18,924	3,512
Pension & nonpension postretirement	6,203	3,559
Income taxes	(5,244)	(6,878)
Other operating activities	2,169	11,410

Net cash provided by operating activities	20,375	11,491

Investing activities:
Additions to property, plant and equipment	(34,256)	(19,114)
Business acquisition and related costs, less cash acquired	(77,571)	(28,990)

Net cash used in investing activities	(111,827)	(48,104)

Financing activities:
Net revolving credit facility activity	(147,142)	32,880
Net ABL credit facility activity	43,038	—
Other net (repayments) borrowings	(81,060)	2,713
Other borrowings	14,954	—
Note payments	(100,000)	—
Note proceeds	399,840	—
Debt financing fees	(14,356)	—
Stock options exercised	—	99
Dividends	(703)	(2,768)
Other	195	(15)

Net cash provided by financing activities	114,766	32,909

Effect of exchange rate fluctuations on cash	105	—

Increase (decrease) in cash	23,419	(3,704)

Cash at beginning of period	3,242	6,244

Cash at end of period	$26,661	$2,540

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$9,345	$5,993
Cash paid (net of refunds received) during the period for income taxes	$5,852	$5,248
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading supplier of tableware products in the western hemisphere, in addition to supplying to key export markets in the eastern hemisphere. We operate in one business segment: tableware products. Established in 1818, we have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail, business-to-business and industrial markets. We also import and distribute various products. Prior to June 16, 2006, we owned 49 percent of Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), one of the largest glass tableware manufacturers in Mexico and Latin America, based in Monterrey, Mexico. On June 16, 2006, we acquired the remaining 51 percent interest of Crisa. See note 4 for additional details on the acquisition.
We own and operate two glass tableware manufacturing plants in the United States; glass tableware manufacturing plants in the Netherlands and in Portugal; and two glass tableware manufacturing plants in Mexico. In addition, we expect to begin production at our new green-meadow production facility in China in early 2007. We also own and operate a ceramic dinnerware plant in New York and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the tableware market by offering an extensive product line at competitive prices.
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
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2005, for a description of significant accounting policies not listed below.
Basis of Presentation
The Condensed Consolidated Financial Statements include Libbey Inc. and its majority owned subsidiaries (collectively, Libbey or the Company). Our fiscal year end is December 31st. Prior to June 16, 2006, we recorded our 49 percent interest in Crisa using the equity method. On June 16, 2006, we acquired the remaining 51 percent of Crisa; as a result, effective that date Crisa’s results are included in the Condensed Consolidated Financial Statements. We own 95 percent of Crisal-Cristalaria Automatica S.A. (Crisal). Our 95 percent controlling interest requires that Crisal’s operations be included in the Condensed Consolidated Financial Statements. The 5 percent equity interest of Crisal that we do not own is shown as minority interest in the Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.
Condensed Consolidated Statements of Operations
Net sales in our Condensed Consolidated Statements of Operations include revenue earned when products are shipped and title and risk of loss have passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs, royalty expense and other costs.
Foreign Currency Translation
Our European and Chinese foreign subsidiaries’ financial statements are translated at current exchange rates for the euro and the Chinese RMB, and any related translation adjustments are recorded directly in shareholders’ equity. Our Mexican subsidiary (Crisa) uses the U.S. dollar as the functional currency. As a result, Crisa’s financial statements have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. In addition, foreign currency transaction gains and losses resulting from U.S. dollar-denominated transactions are eliminated. The resulting remeasurement gain (loss) is recorded in results of operations.
New Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), supersedes APB No. 25 and requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for interim and annual periods beginning January 1, 2006. On January 1, 2006, we adopted SFAS No. 123-R. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123-R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. The estimated annual impact of applying the provisions of SFAS No. 123-R is an after-tax charge of $0.5 million for 2006. See Note 10.
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
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the quarter and six months ended June 30, 2006.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	June 30, 2006	December 31, 2005

Accounts receivable:
Trade receivables	$95,995	$75,470
Other receivables	16,200	3,572

Total accounts receivable, less allowances of $6,963 and $8,342	$112,195	$79,042

Inventories:
Finished goods	$150,997	$112,058
Work in process	4,601	4,456
Raw materials	4,365	5,442
Operating supplies	1,864	616

Total inventories	$161,827	$122,572

Prepaid and other current assets:
Prepaid expenses	$4,807	$3,142
Derivative assets	—	7,645

Total prepaid and other current assets	$4,807	$10,787

Other assets:
Deposits	$1,767	$1,386
Finance fees — net of amortization	14,236	2,003
Other	875	1,008

Total other assets	$16,878	$4,397

Accrued liabilities:
Accrued incentives	$22,078	$14,306
Derivative liabilities	562	67
Workers compensation	9,669	9,134
Medical liabilities	2,859	3,019
Interest	2,371	1,843
Commissions payable	944	858
Accrued taxes	4,571	432
Other	7,299	7,309

Total accrued liabilities	$50,353	$36,968

Other long-term liabilities:
Deferred liability	$703	877
Guarantee of Crisa debt	—	421
Other	5,749	4,163

Total other long-term liabilities	$6,452	$5,461

4. Acquisitions
On June 16, 2006, we purchased the remaining 51 percent of the shares of Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa) located in Monterrey, Mexico, from Vitro, S.A. de C.V., bringing our ownership in Crisa to 100 percent. The purchase price of this acquisition was $84 million, including acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness, of which the Company guaranteed for $23 million prior to the purchase of the remaining 51 percent of the shares in Crisa. In connection with the acquisition, Crisa transferred to Vitro the pension liability for Crisa employees who had retired as of the closing date. Vitro also agreed to forgive $0.4 million of net intercompany payables owed to it and to defer receipt of approximately $7 million of net intercompany payables until August 15, 2006, and approximately $19.9 million of net intercompany payables until January 15, 2008. In addition, Vitro waived its right to receive profit sharing payments of approximately $1.3 million from Libbey under the now-terminated distribution agreement. Vitro also transferred to Crisa ownership of racks and conveyors valued at approximately $3.0 million that Crisa leased from an affiliate of Vitro. Vitro agreed to provide transition services to Crisa for a period of three years and agreed to fix the charges for those services for the first two yeas at 2005 rates. In addition, Crisa is entitled to a credit against these charges in an amount equal to $0.63 million per year for the first two years.
Crisa is the largest glass tableware manufacturer in Latin America and has approximately 60 percent of the glass tableware market in Mexico. This acquisition is consistent with our strategy to expand our manufacturing platform into low-cost countries in order to become a more cost-competitive source of high-quality glass tableware.
In establishing the opening balance sheet under step acquisition accounting, we recorded 49 percent of the historical book value of the assets acquired and liabilities assumed of Crisa due to our existing 49 percent ownership of Crisa, and 51 percent of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. These values represent preliminary estimates that will be finalized in the future when the final fair value of assets and liabilities are determined. The following is a summary of 51 percent of the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Current assets	$43,971
Property, plant and equipment	43,844
Intangible assets	19,584
Goodwill	50,170

Total assets acquired	157,569
Less liabilities assumed:
Current liabilities	67,507
Long-term liabilities	6,062

Total liabilities assumed	73,569

Cash purchase price	84,000
Less: Cash acquired	6,429

Cash purchase price, net of cash acquired	$77,571

The following table is a summary of the preliminary goodwill created by the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed as a result of the preliminary purchase price allocation. This table provides the details for 100 percent of the goodwill created by the purchase of the remaining 51 percent interest in Crisa:

Inferred enterprise purchase price ($80 divided by 51 percent)	$156,863
Less: assets received/liabilities forgiven	(4,693)
Add: estimated direct acquisition costs	4,000

Aggregate enterprise purchase price	156,170
Add: fair value liabilities assumed	155,593
Less: fair value assets acquired	(221,949)

Inferred goodwill of 51 percent purchase	89,814
Equity interest acquired	51%

Preliminary goodwill of 51 percent purchase	45,805
Adjustments to step acquisition accounting	4,365
Add: goodwill recorded on existing 49 percent ownership interest	69,419

Enterprise goodwill	$119,589

Intangible assets acquired of approximately $19.6 million consist of trademarks and trade names, patented technologies, customer lists, and non-compete covenants. The patented technologies, customer lists, and non-compete covenants are being amortized over an average life of 9.6 years. Amortization of these intangible assets was not material for the period ended June 30, 2006. Trademarks and trade names are valued at approximately $8.2 million and are not subject to amortization.
Crisa’s results of operations are included in our Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.
In June 2006, we announced plans to consolidate, over a three-year period, Crisa’s two principal manufacturing facilities into a single facility, in order to reduce fixed costs. In connection with this consolidation, we recognized special charges of approximately $15.1 million in the second quarter of 2006 (additional charges could be recognized as we finalize the step acquisition accounting), which are described in Note 6. In addition, a $2.6 million reserve related to statutory severance for approximately 600 hourly employees of Crisa was established and is included in special charges reserve on the Condensed Consolidated Balance Sheets.
5. Borrowings
Our borrowings, prior to the refinancing consummated on June 16, 2006, consisted of a revolving credit and swing line facility permitting borrowings up to an aggregate total of $195 million, $100 million of privately placed senior notes, a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse, a euro-based working capital line for a maximum of €10 million, and other borrowings included the RMB Loan Contract described below and other debt related to Crisal.
On June 16, 2006, Libbey Glass Inc. issued, pursuant to private offerings, $306 million aggregate principal amount of floating rate senior secured notes and $102 million aggregate principal amount of 16 percent senior subordinated secured pay-in-kind notes (PIK Notes) both due 2011. Concurrently, Libbey Glass Inc. entered into a new $150 million Asset Based Loan facility (ABL Facility), expiring in 2010.
Proceeds from these transactions were immediately used to repay existing bank and private placement indebtedness. In addition, proceeds were used for the acquisition of the remaining 51 percent equity interest in Crisa, for $80 million, bringing our ownership of Crisa to 100 percent; for repayment of existing Crisa indebtedness of approximately $71.9 million; and for related fees, expenses and redemption premiums of Libbey and Crisa. Unamortized finance fees in the amount of $4.9 million related to the refinanced debt of Libbey and Crisa were also written-off in the second quarter of 2006 and classified as interest expense in the Condensed Consolidated Statements of Operations.
Borrowings consist of the following:

			June 30,	December 31,
	Interest Rate	Maturity Date	2006	2005

Borrowings under revolving credit facility	floating	June 24, 2009	$—	$143,814
Borrowings under ABL facility	floating	December 16, 2010	43,929	—
Senior notes	4.69%	March 31, 2008	—	25,000
Senior notes	6.08%	March 31, 2013	—	55,000
Senior notes	floating	March 31, 2010	—	20,000
Senior secured notes	floating	June 1, 2011	306,000	—
PIK notes	16.00%	December 1, 2011	102,000	—

			June 30,	December 31,
	Interest Rate	Maturity Date	2006	2005

Promissory note	6.00%	July 2006 to September 2016	2,058	2,131
Notes payable	floating	July 2006	1,546	11,475
RMB loan contract	floating	July 2012 to December 2012	15,024	—
Obligations under capital leases	floating	July 2006 to May 2007	1,781	2,203
Other debt	floating	September 2009	1,927	2,056

Total borrowings			474,265	261,679
Less — unamortized discounts and warrants			9,120	—

Total borrowings — net			465,145	261,679
Less — current portion of borrowings			2,371	12,300

Total long-term portion of borrowings — net			$462,774	$249,379

ABL Facility
The ABL Facility is with a group of banks and provides for a revolving credit and swing line facility permitting borrowings up to an aggregate total of $150 million, with Libbey Europe B.V.’s borrowings being limited to $75 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15 million, with swing line borrowings for Libbey Europe B.V. being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and 1.75 percent, respectively, at June 30, 2006. There were no Libbey Glass borrowings under the facility, while Libbey Europe B.V. had outstanding borrowings of €35 million at June 30, 2006.
All borrowings under the ABL Facility are secured by a first priority security interest in (i) substantially all assets of (A) Libbey Glass and (B) substantially all of Libbey Glass’ present and future direct and indirect domestic subsidiaries, (ii) (A) 100 percent of the stock of Libbey Glass, (B) 100 percent of the stock of substantially all of Libbey Glass’ present and future direct and indirect domestic subsidiaries, (C) 100 percent of the non-voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries and (D) 65 percent of the voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries, and (iii) substantially all proceeds and products of the property and assets described in clauses (i) and (ii) of this sentence. Additionally, borrowings by Libbey Europe under the ABL Facility are secured by a first priority security interest in (i) substantially all of the assets of Libbey Europe, the parent of Libbey Europe and certain of its subsidiaries, (ii) 100 percent of the stock of Libbey Europe and certain subsidiaries of Libbey Europe, and (iii) substantially all proceeds and products of the property and assets described in clauses (i) and (ii) of this sentence.
We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at June 30, 2006. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate availability falls below $25,000,000.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable, inventory and fixed assets. The borrowing base is the sum of (a) 85% of eligible accounts receivable, (b) the lesser of (i) 85% of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65% of eligible inventory, or (iii) $75 million and (c) the lesser of $25 million and the aggregate of (i) 75% of the NOLV of eligible equipment and (ii) 50% of the fair market value of eligible real property.
Offsetting the total borrowing base are real estate and ERISA reserves totaling $10 million. The ABL Facility also provides for the issuance of $30 million of letters of credit, which are applied against the $150 million limit. At June 30, 2006, we had $8.4 million in letters of credit outstanding under the Facility. Remaining availability on the ABL Facility was $44.8 million at 6/30/06.

Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306 million aggregate principal amount of floating rate senior secured notes due 2011 (Senior Notes) to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $290.7 million. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually. The interest rate was 12.44 percent at June 30, 2006.
The Senior Notes are guaranteed by Libbey and all of Libbey Glass’ existing and future domestic subsidiaries that guarantee any of Libbey Glass’ debt or debt of any subsidiary guarantor. The Senior Notes and related guarantees will have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’ new ABL Facility. The Collateral will not include the assets of non-guarantor subsidiaries that will secure the ABL Facility.
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell units consisting of $102 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and Libbey Inc. issued detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants), to a purchaser named in a private placement. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.2 million. The proceeds were allocated between warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. The amount at June 30, 2006 of approximately $1.0 million is included in long-term debt on the Condensed Consolidated Balance Sheets. The PIK Notes bear interest at a rate of 16 percent, and were offered at a discount of 2 percent of face value. Interest is payable semiannually, but during the first three years, interest is payable by issuance of additional PIK Notes. Each Warrant is exercisable at $11.25.
The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’ existing and future domestic subsidiaries that guarantee any of Libbey Glass’ debt or debt of any subsidiary guarantor. The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes, and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2006, and December 31, 2005, we had $2,058 and $2,131, respectively, outstanding on the promissory note.
Notes Payable
We have an overdraft line of credit for a maximum of €1.75 million. The $1.5 million outstanding at June 30, 2006, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 3.90 percent.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly-owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the Loan Contract, CCB agreed to lend to Libbey China RMB 250 million, or the equivalent of approximately $31 million, for the construction of the production facility and purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2006, the annual interest rate was 5.75 percent. As of June 30, 2006, the outstanding balance was RMB 120 million (approximately $15 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30 million (approximately $3.8 million) and RMB 40 million (approximately $5.0 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60 million (approximately $7.5 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.

Obligations Under Capital Leases
We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were assumed in the Crisal acquisition. The cost of the equipment under capital leases is included in the Condensed Consolidated Balance Sheet as property, plant and equipment and the related depreciation expense is included in the Condensed Consolidated Statements of Operations.
The future minimum lease payments required under the capital leases as of June 30, 2006, are as follows:
Payments Due by Period

		1	2-3	4-5
	Total	Year	Years	Years

Capital leases	$1,781	$616	$1,165	—

Other Debt
The other debt of $1,927 primarily consists of governmental subsidized loans for equipment purchases at Crisal.
6. Special Charges
Capacity Realignment
In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and realigned production among our other domestic glass manufacturing facilities. See Form 10-K for the year ended December 31, 2005, for further discussion.
As a result, we recorded the following special charges:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Fixed asset related	$—	$372	$—	$520
Severance & benefits	—	—	—	2,019
Miscellaneous	—	475	—	1,305

Included in special charges	$—	$847	$—	$3,844

The following reflects the balance sheet activity related to the capacity realignment for the six months ended June 30, 2006:

	Balance at		Balance at		Balance at
	December 31,	Cash	March 31,	Cash	June 30,
	2005	payments	2006	payments	2006

Land sale gain	$1,055	$(530)	$525	$(144)	$381
Employee termination costs & other	70	(28)	42	—	42

Total	$1,125	$(558)	$567	$(144)	$423

Balance sheet classification is as follows: $0.42 million is included in the line item special charges reserve on the Condensed Consolidated Balance Sheets.
Salary Workforce Reduction Program
In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs. See Form 10-K for the year ended December 31, 2005, for further discussion.
As a result, we recorded the following special charges:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Pension & retiree welfare (included in Cost of Sales)	$—	$867	$—	$867
Pension & retiree welfare (included in Selling, general and administrative expenses)	—	1,347	—	1,347
Employee termination costs (included in Special Charges)	—	3,350	—	3,350

Pretax salary reduction program	$—	$5,564	$—	$5,564

The following reflects the balance sheet activity related to the salaried workforce reduction program for the six months ended June 30, 2006:

	Balance at		Balance at		Balance at
	December 31,	Cash	March 31,	Cash	June 30,
	2005	payments	2005	payments	2006

Employee termination costs	$877	$(306)	$571	$(103)	$468

Total	$877	$(306)	$571	$(103)	$468

The employee termination costs of $0.47 million are included in the special charges reserve on the Condensed Consolidated Balance Sheets.
Crisa Restructuring
In June 2006, Libbey announced plans to consolidate, over a three-year period, Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs. As part of the consolidation plan, a $2.6 million severance reserve was established related to statutory severance obligations for approximately 600 hourly employees.
As a result, we recorded the following special charges:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Fixed asset related (included in Special Charges)	$12,587	$—	$12,587	$—
Inventory write-down (included in Cost of Sales)	2,543	—	2,543	—

Crisa restructuring	$15,130	$—	$15,130	$—

The following reflects the balance sheet activity related to the Crisa restructuring for the six months ended June 30, 2006:

	Balance at		Balance at			Balance at
	December 31,	Cash	March 31,	Non-cash	Cash	June 30,
	2005	payments	2006	utilization	payments	2006

Employee termination costs & other	$—	$—	$—	$2,617	$—	$2,617

Total	$—	$—	$—	$2,617	$—	$2,617

Write-off of Finance Fees
In June 2006, Libbey wrote off unamortized finance fees related to debt of Libbey and Crisa that was refinanced.
As a result, we recorded the following special charges:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Write-off of finance fees	$4,906	$—	$4,906	$—

Included in interest expense	$4,906	$—	$4,906	$—

Summary of Special Charges
The following table summarizes the charges related to the capacity realignment, salary workforce reduction program, Crisa restructuring and write-off of finance fees and their classifications on the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cost of sales	$2,543	$867	$2,543	$867
Selling, general and administrative expenses	—	1,347	—	1,347
Special charges	12,587	4,197	12,587	7,194
Interest expense	4,906	—	4,906	—

Total special charges	$20,036	$6,411	$20,036	$9,408

The following reflects the balance sheet activity with respect to the charges related to the capacity realignment, salary workforce reduction program, Crisa restructuring and write-off of finance fees for the six months ended June 30, 2006:

	Balance at		Balance at			Balance at
	December 31,	Cash	March 31,	Non-cash	Cash	June 30,
	2005	payments	2006	utilization	payments	2006

Land sale gain	$1,055	$(530)	$525	—	$(144)	$381
Employee termination costs & other	947	(334)	613	2,617	(103)	3,127

Total special charges reserve	$2,002	$(864)	$1,138	$2,617	$(247)	$3,508

7. Pension
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. Excluding Crisa, our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements for all members of the funded plans. Our newly acquired company Crisa, in Mexico, has an unfunded pension plan under which benefits will be funded as current amounts become due. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover salaried and non-union hourly (hired before January 1, 2006) and hourly U.S.-based employees of Libbey. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries, Royal Leerdam and Leerdam Crystal in the Netherlands and Crisa in Mexico.
Effect on Operations
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2006	2005	2006	2005	2006	2005

Service cost	$1,633	$1,676	$209	$236	$1,842	$1,912
Interest cost	3,515	3,514	415	408	3,930	3,922
Expected return on plan assets	(3,881)	(4,209)	(565)	(545)	(4,446)	(4,754)

Amortization of unrecognized:
Prior service cost	521	570	(31)	(99)	490	471
Gain	809	755	10	—	819	755

Curtailment	—	1,614	—	—	—	1,614
Settlement	1,000	—	—	—	1,000	—

Pension expense	$3,597	$3,920	$38	$0	$3,635	$3,920

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2006	2005	2006	2005	2006	2005

Service cost	$3,266	$3,349	$377	$472	$3,643	$3,821
Interest cost	7,030	7,135	785	813	7,815	7,948
Expected return on plan assets	(7,762)	(8,542)	(1,130)	(1,090)	(8,892)	(9,632)

Amortization of unrecognized:
Prior service cost	1,042	1,135	(117)	(198)	925	937
Gain	1,618	1,273	20	—	1,638	1,273

Curtailment	—	1,614	—	—	—	1,614
Settlement	1,000	—	—	—	1,000	—

Pension expense (credit)	$6,194	$5,964	$(65)	$(3)	$6,129	$5,961

In the second quarter of 2006, we incurred a pension settlement charge of $1.0 million as a result of projected excess lump sum distributions to be taken by employees retiring during 2006.
In the second quarter of 2005, we incurred a pension curtailment charge of $1.6 million as a result of a planned reduction in our North American salaried workforce of approximately 70 employees. Due to the reduction of the salaried workforce, the U.S. pension plans were revalued as of June 30, 2005. At that time, the discount rate was reduced from 5.75 percent to 5.00 percent. This revaluation resulted in additional net periodic benefit cost of $0.2 million in the second quarter of 2005, which is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31. The salary reduction plan is explained in further detail in Note 6.
With the purchase of the remaining 51 percent of Crisa (See Note 4) we assumed the pension liability only of the active employees of Crisa as of that date. Vitro assumed all the pension liabilities with respect to retirees as of that date. Crisa maintains an unfunded pension plan for its employees. The estimated amount of the unfunded liability for active employees as of the closing date was $12.9 million. The amount of expense included for the fifteen days of Libbey ownership of Crisa is $0.1 million.
We expect to contribute approximately $0.7 million to our U.S. pension plans and approximately $1.5 million to our plan in the Netherlands in 2006. The contribution to Crisa’s plan in 2006 is expected to be approximately $0.05 million. Through the second quarter of 2006, there have been contributions of approximately $0.05 million to the U.S. plans and contributions totaling approximately $1.0 million for the plan in the Netherlands. No contributions have been made for June 16, 2006 through June 30, 2006 for the plan in Mexico.
8. Nonpension Postretirement Benefits
We provide certain retiree health care and life insurance benefits covering a majority of our salaried and non-union hourly (hired before January 1, 2004) and union hourly employees in the U.S. and Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of Libbey retirees who had retired as of June 24, 1993.
Effect on Operations
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2006	2005	2006	2005	2006	2005

Service cost	$208	$224	$—	$—	$208	$224
Interest cost	494	538	34	37	528	575

Amortization of unrecognized:
Prior service cost	(220)	(220)	—	—	(220)	(220)
(Loss) gain	(8)	60	—	(13)	(8)	47

Curtailment	—	304	—	—	—	304

Nonpension postretirement benefit expense	$474	$906	$34	$24	$508	$930

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2006	2005	2006	2005	2006	2005

Service cost	$416	$441	$—	$—	$416	$441
Interest cost	988	1,082	68	74	1,056	1,156
Amortization of unrecognized:
Prior service cost	(440)	(440)	—	—	(440)	(440)
(Loss) gain	(16)	84	—	(15)	(16)	69

Curtailment	—	304	—	—	—	304

Nonpension postretirement benefit expense	$948	$1,471	$68	$59	$1,016	$1,530

In the second quarter of 2005, we incurred a nonpension postretirement curtailment charge of $0.3 million as a result of a planned reduction in our North American salaried workforce of approximately 70 employees. Due to the reduction of the salaried workforce, the U.S. postretirement plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75 percent to 5.00 percent. This revaluation resulted in additional net periodic benefit cost included in the above table, of $0.1 million in the second quarter of 2005. The normal measurement date of the U.S. and non-U.S. plans is December 31. The salary reduction plan is explained in further detail in Note 6.
9. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Numerator for earnings per share — net loss that is available to common shareholders	$(9,569)	$(870)	$(9,054)	$(2,519)

Denominator for basic earnings per share — weighted-average shares outstanding	14,123,647	13,868,957	14,080,796	13,843,813

Effect of dilutive securities — employee stock options, employee stock purchase plan (ESPP) and warrants (1)	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	14,123,647	13,868,957	14,080,796	13,843,813

Basic loss per share	$(0.68)	$(0.06)	$(0.64)	$(0.18)

Diluted loss per share	$(0.68)	$(0.06)	$(0.64)	$(0.18)

(1)	The effect of the employee stock purchase plan (ESPP) of 388 shares for the quarter ended June 30, 2006, was anti-dilutive. The effect of the ESPP of 193 shares for the six month period ended June 30, 2006 was anti-dilutive. The effect of the employee stock purchase plan (ESPP) of 181 shares for the quarter ended June 30, 2005, was anti-dilutive. The effect of the employee stock options and the ESPP of 1,715 shares for the six month period ended June 30, 2005 was anti-dilutive. These anti-dilutive shares were not included in the earnings per share calculations due to the net losses reported. All other employee stock options and warrants were excluded from the diluted weighted average shares calculations as they were not in-the-money as of June 30, 2006.
Diluted shares outstanding include the dilutive impact of employee stock options, the employee stock purchase plan (ESPP) and warrants, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
10. Employee Stock Benefit Plans
We have three stock-based employee compensation plans. We also have an Employee Stock Purchase Plan (“ESPP”) under which eligible employees may purchase a limited number of shares of Libbey Inc. common stock at a discount. We also have issued restricted shares in the past. Restricted shares are issued at no cost to the recipient of the award. The market value of the restricted shares is charged to income ratably over the period during which these awards vest.
Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). This method under APB No. 25 resulted in no expense being recorded for stock option grants for which the exercise price was equal to the fair value of the underlying stock on the date of grant, which had been the situation for all years prior to 2006. On January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 123-R. SFAS No. 123-R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123-R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods.
Employee Stock Purchase Plan (“ESPP”)
We have an ESPP under which 650,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. At December 31, 2005, 470,062 shares were available for issuance under the ESPP. At June 30, 2006, 474,900 shares were available for issuance under the ESPP. Starting in 2003, repurchased common stock is being used to fund the ESPP. A participant may elect to have payroll deductions made during the offering period in an amount not less than 2 percent and not more than 20 percent of the participant’s compensation during the option period. The option period starts on the offering date (June 1st) and ends on the exercise date (May 31st). In no event may the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or the successor corporation or a parent or subsidiary of such successor corporation will substitute an equivalent option.
During the three months ending June 30, 2006, 95,162 shares were issued under the ESPP, as ESPP grants generally occur annually on May 31st. The following are weighted-average assumptions used for ESPP grants in the three months ended June 30, 2006:

For the quarter ended June 30, 2006

Risk-free interest rate	4.99%
Expected term	12 months
Expected volatility	58.26%
Expected dividend yield	2.29%

Equity Participation Plan Program Description
We have three equity participation plans: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and (3) the Libbey Inc. 2006 Omnibus Incentive Plan. Although options previously granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. remain outstanding, no further grants of equity-based compensation may be made under those plans. However, up to a total of 1,500,000 shares of Libbey Inc. common stock are available for issuance as equity-based compensation under the Libbey Inc. 2006 Omnibus Incentive Plan. Under the Libbey Inc. 2006 Omnibus Incentive Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance share or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. There were no stock options or other equity-based awards granted in the second quarter of 2006. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options outstanding as of June 30, 2006, is generally four (4) years. Stock options are amortized over the vesting period using the FASB Interpretation No. 28., “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25” (FIN 28) expense attribution methodology.
Pro forma Information
With the adoption of SFAS No. 123-R on January 1, 2006, compensation expense for stock options is recorded based on the estimated fair value of the stock options using an option-pricing model. Compensation expense continues to be recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of our common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation. The table below shows the effect on our net loss and loss per share for the three months and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005

Net loss:
Reported net loss	$(870)	$(2,519)
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	229	430
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	16	32

Pro forma net loss	$(1,083)	$(2,917)

Basic loss per share:
Reported basic loss per share	$(0.06)	$(0.18)
Pro forma basic loss per share	$(0.08)	$(0.21)

Diluted loss per share:
Reported diluted loss per share	$(0.06)	$(0.18)
Pro forma diluted loss per share	$(0.08)	$(0.21)

General Stock Option Information
Stock option compensation expense of $0.3 million is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2006. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based payment transactions is $0.09 million for the six months ended June 30, 2006.
The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were no stock option grants made during the three months ended June 30, 2006. Under the Black-Scholes option pricing model, the weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 is $3.31. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions used for grants in the three months ended and six months ended June 30, 2006 and 2005, respectively:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Stock option grants:
Risk-free interest rate	N/A	4.29%	4.57%	4.29%
Expected term (years)	N/A	6.1	6.1	6.1
Expected volatility	N/A	34.6%	38.56%	34.6%
Expected dividend yield	N/A	2.3%	3.19%	2.3%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life. The rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.

•	The expected term represents the period of time the options are expected to be outstanding and is based on historical trends. Additionally, we use historical data to estimate option exercises and employee forfeitures. We review the actual and estimated forfeitures on an annual basis and record an adjustment, if necessary. Employees’ expected exercises and post-vesting employment termination behavior was also incorporated into the fair value of an option. We project the expected life of our stock options based upon historical and other economic data trended into future years. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed considering our historical experience. The range of expected volatilities used is 33.34 percent-38.56 percent, and the average expected volatility is 34.55 percent. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected life of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.
There were no significant modifications that occurred during the second quarter of 2006. The policy for issuing shares upon exercise is for the shares to be issued from Treasury in order to fulfill exercises. We currently have a sufficient number of treasury shares on hand to fund equity-based awards under the Libbey Inc. 2006 Omnibus Incentive Plan and to fund purchases under the ESPP in future offering periods.

Information with respect to the stock options at June 30, 2006 is as follows:

			Weighted
		Weighted average	average	Aggregate
		exercise price (per	remaining	Intrinsic
	Shares	share)	contractual life	Value

Balance at December 31, 2005	1,555,556	$28.04	5.76	$—
Options granted	10,000	10.20
Options exercised	—	—
Options cancelled	(47,900)	31.53
Balance at March 31, 2006	1,517,656	$27.81	5.85	—

Exercisable at March 31, 2006	1,236,356	$30.00		$—

			Weighted
		Weighted average	average	Aggregate
		exercise price (per	remaining	Intrinsic
	Shares	share)	contractual life	Value

Balance at March 31, 2006	1,517,656	$27.81	5.85	$—
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	(7,050)	22.06	—
Balance at June 30, 2006	1,510,606	$27.38	5.05	—
Exercisable at June 30, 2006	1,355,946	$29.17	4.83	$—

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. SFAS No. 123-R requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits are included as a financing cash inflow in the June 30, 2006 Condensed Consolidated Statement of Cash Flow.

	For three months ended	For six months ended
	June 30, 2006	June 30, 2006

Intrinsic value of options exercised	$—	$—
Cash received for options exercised	—	—
Excess tax benefits realized from tax deductions from options exercised	—	—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $7.35 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. There are no in-the-money options exercisable as of June 30, 2006.
As of June 30, 2006, $0.5 million of total unrecognized compensation expense related to nonvested stock options are expected to be recognized within the next four years on a weighted-average basis. The total fair value of shares vested during the six months ended June 30, 2006 is $0.
The following table summarizes our nonvested stock option activity for the six months ended June 30, 2006:

		Weighted average
	Shares	fair value

Nonvested at December 31, 2005:	145,260	$3.81
Granted	10,000	3.31
Vested	—	—
Cancelled	(300)	3.81
Nonvested at March 31, 2006	154,960	$3.78

		Weighted average
	Shares	fair value

Nonvested at March 31, 2006:	154,960	$3.78
Granted	—	—
Vested	(300)	3.82
Cancelled	—	—
Nonvested at June 30, 2006	154,660	$3.78

11. Derivatives
As of June 30, 2006, we had commodity contracts for 3.64 million British Thermal Units (BTUs) of natural gas, with an overall fair value of ($0.56) million. The fair value of these derivatives is included in accrued liabilities on the Condensed Consolidated Balance Sheet. We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, as the counterparties are established financial institutions.
Substantially all of our derivatives qualify and are designated as cash flow hedges at June 30, 2006. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in Other Expense on the Condensed Consolidated Statements of Operations. Ineffectiveness recognized in earnings during the second quarter of 2006 was a charge of $0.9 million. Ineffectiveness recognized in earnings during the second quarter of 2005 was not material.
12. Comprehensive Income
Components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net loss	$(9,569)	$(870)	$(9,054)	$(2,519)
Minimum pension liability and intangible pension asset	(118)	—	(118)	—
Change in fair value of derivative instruments (see detail below)	(968)	(359)	(4,724)	2,671
Effect of exchange rate fluctuation	(95)	(150)	15	(292)

Comprehensive loss	$(10,750)	$(1,379)	$(13,881)	$(140)

Accumulated other comprehensive loss (net of tax) includes:

	June 30, 2006	December 31, 2005

Minimum pension liability and intangible pension assets	$(34,888)	$(34,770)
Derivatives	(981)	3,743
Exchange rate fluctuation	(79)	(94)

Total	$(35,948)	$(31,121)

The change in other comprehensive income for derivative instruments for the Company is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Change in fair value of derivative instruments	$(1,484)	$(576)	$(7,441)	$4,280
Less:
Income tax effect	516	217	2,717	(1,609)

Other comprehensive income related to derivatives	$(968)	$(359)	$(4,724)	$2,671

13. Guarantees
The paragraphs below describe our guarantees, in accordance with Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
The debt of Libbey Glass and Libbey Europe B.V, pursuant to the ABL Facility, the Senior Notes and the PIK Notes, are guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass. All are related parties that are included in the Condensed Consolidated Financial Statements. See note 5 for further disclosure on debt of Libbey. Pursuant to the indenture agreements that govern the Senior Notes and the PIK Notes, Libbey Glass is required to provide certain financial information to holders and to the indenture trustee within fifteen days after the date that Libbey Glass would be required to file quarterly and annual reports if Libbey Glass were subject to the periodic reporting requirements of the Exchange Act. Libbey Inc. may fulfill this obligation by filing with the Securities and Exchange Commission consolidating financial statements for (i) Libbey Inc., (ii) Libbey Glass, (iii) the subsidiaries of Libbey Inc. that guarantee the Senior Notes and the PIK Notes and (iv) the subsidiaries of Libbey Inc. that do not guarantee the Senior Notes and the PIK Notes. Libbey Inc. intends to provide such consolidating financial statements within fifteen days after the filing of this quarterly report on Form 10-Q in compliance with the requirements of the indentures.
In addition, Libbey Inc. guarantees the payment by Crisa of its obligation to purchase electricity pursuant to a Power Purchase Agreement to which Crisa is a party. The guarantee is limited to the lesser of 49 percent of any such obligation of Crisa and $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003. In connection with the June 16, 2006 acquisition of the remaining 51 percent ownership interest in Crisa, (a) we have agreed to execute and deliver a guarantee pursuant to which we guarantee to the electricity provider the payment and performance of 100 percent of Crisa’s obligations under the Power Purchase Agreement, in exchange for which the electricity provider would release Vitro from its guarantee of Crisa’s obligation under the Power Purchase Agreement; and (b) pending the electricity provider’s release of Vitro from its guarantee of Crisa’s obligations, we will indemnify Vitro for any liability it may incur if Crisa defaults under the Power Purchase Agreement and the electricity provider seeks recourse against Vitro under its guarantee of Crisa’s obligations.
In October 1995, we guaranteed the obligations of Syracuse China Company and Libbey Canada Inc. under the Asset Purchase Agreement for the acquisition of Syracuse China. The guarantee is limited to $5.0 million and expires on the fifteenth anniversary of the Closing Date (October 10, 1995). The guarantee is in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd.
In connection with our acquisition of Crisal-Cristalaria Automática, S.A. (Crisal), we agreed to guarantee the payment, if and when such payment becomes due and payable, by Libbey Europe B.V. of the Earn-Out Payment, as defined in the Stock Promissory Sale and Purchase Agreement dated January 10, 2005, between Libbey Europe B.V., as purchaser, and VAA-Vista Alegre Atlantis SGPS, SA, as seller. The obligation of Libbey Europe B.V., and ultimately Libbey Inc., to pay the Earn-Out Payment (which is equal to 5.5 million euros) is contingent upon Crisal achieving certain targets relating to earnings before interest, taxes, depreciation and amortization and net sales. In no event will the Earn-Out Payment be due prior to the third anniversary of the closing date, which was January 10, 2005.
On March 30, 2005, we entered into a Guarantee pursuant to which we guaranteed to BP Energy Company the obligation of Libbey Glass to pay for natural gas supplied by BP Energy Company to Libbey Glass. Libbey Glass currently purchases natural gas from BP Energy Company under an agreement that expires on December 31, 2006. Our guarantee with respect to purchases by Libbey Glass under that agreement is limited to $3.0 million, including costs of collection, if any.
On July 29, 2005, we entered into a guarantee for the benefit of FR Caddo Parish, LLC pursuant to which we guarantee the payment and performance by Libbey Glass of its obligation under an Industrial Building Sublease Agreement with respect to the development of a new distribution center in Shreveport, Louisiana. The underlying lease is for a term of 20 years.
On January 23, 2006, we entered into a guarantee for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB) pursuant to which we guarantee the payment by Libbey China of its obligation under an RMB Loan Contract entered into in connection with the construction of our production facility in China.
In connection with the June 16, 2006 acquisition of the remaining 51 percent ownership interest in Crisa and the concurrent assignment by Vitro to Crisa of a lease with respect to real estate located in Monterrey, Mexico, we executed a guarantee, in favor of Fondo Stiva, S.A. de C.V. (“Fondo Stiva,” as Lessor), pursuant to which we guarantee the payment and performance by Crisa Libbey Comercial, S. de R.L. de C.V., formerly Vitrocrisa Comercial, S. de R.L. de C.V. (“Crisa Comercial”, as Lessee), pursuant to the lease agreement dated February 17, 2004 between Fondo Stiva and Crisa Comercial (the “Warehouse Lease”), and of Crisa Libbey, S. de R.L. de C.V., formerly Vitrocrisa, S. de R.L. de C.V. (“Crisa Libbey”), pursuant to a deed under which Crisa Libbey granted to Fondo Stiva surface use rights with respect to the real estate and a mortgage lien to secure Crisa Comercial’s obligations under the Warehouse Lease.
In addition, on June 16, 2006, we entered into a guarantee pursuant to which we agreed to guarantee to Vitro the payment and performance by Crisa Comercial of its obligations under the Warehouse Lease in the event that Fondo Stiva demands payment from Vitro pursuant to Vitro’s guarantee, executed in favor of Fondo Stiva, of Crisa Comercial’s obligations under the Warehouse Lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. These factors are discussed in “Other Information” in the section “Qualitative and Quantitative Disclosures About Market Risk.”
On June 16, 2006, the Company’s wholly-owned subsidiary Libbey Glass closed a private offering of $306 million aggregate principal amount of floating rate senior secured notes due 2011 and a private offering of units consisting of $102 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011. Concurrently, Libbey Inc. issued detachable warrants to purchase 485,309 shares of Libbey Inc. common stock at an exercise price of $11.25 per share. Concurrently, Libbey Glass entered into a new $150 million senior secured credit facility. The Company used the proceeds from these financings to purchase the remaining 51 percent equity interest in Crisa located in Monterrey, Mexico, bringing our ownership in Crisa to 100 percent, and to repay substantially all of existing indebtedness of Libbey and Crisa, and to pay related fees, expenses and redemption premiums.
The purchase price of the remaining 51 percent of Crisa was $84 million, including acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness. Crisa’s results of operations are included in our Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.
Results of Operations — Second Quarter 2006 compared with Second Quarter 2005
Dollars in thousands, except percentages and per-share amounts

			Variance
Three months ended June 30,	2006 (3)	2005(2)	in dollars	in percent

Net sales	$157,998	$144,538	$13,460	9.3%

Gross profit	$28,172	$27,056	$1,116	4.1%
Gross profit margin	17.8%	18.7%

(Loss) income from operations (IFO)	$(4,111)	$2,492	$(6,603)	(265.0)%
IFO margin	(2.6)%	1.7%

(Loss) earnings before interest and income taxes (EBIT)(1)	$(4,089)	$2,167	$(6,256)	(288.7)%
EBIT margin	(2.6)%	1.5%

Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$4,117	$10,233	$(6,116)	(59.8)%
EBITDA margin	2.6%	7.1%

Net loss	$(9,569)	$(870)	$(8,699)	999.9%
Net income margin	(6.1)%	(0.6)%

Diluted net loss per share	$(0.68)	$(0.06)	$(0.62)	1033.3%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 for a reconciliation of loss before income taxes to EBIT and EBITDA.

(2)	Includes pre-tax special charges of $6.4 million related to capacity realignment due to the closure of our City of Industry facility and the reduction of our North American salaried workforce. (See Note 6.)

(3)	Includes pre-tax special charges of $20.0 million related to Crisa restructuring and write-off of finance fees. (See Note 6.)

Net Sales
For the quarter ended June 30, 2006, net sales increased 9.3 percent to $158.0 million from $144.5 million in the year-ago quarter. Excluding Crisa sales, net sales were up 4 percent in total. The increase in net sales was primarily attributable to the consolidation of sales of Crisa, for the last two weeks of June and a more than 10 percent increase in net sales to retail and export glassware customers and shipments of Traex products. Shipments of Royal Leerdam® and Crisal Glass® products increased 8 percent, and sales to foodservice glassware customers increased by 5 percent. Net sales of Syracuse® China products were down approximately 8 percent as a result of the 38 day work stoppage early in the quarter and shipments of World® Tableware products were down slightly.
Gross Profit
For the quarter ended June 30, 2006, gross profit increased by $1.1 million, or 4.1 percent, to $28.2 million compared to $27.1 million in the year-ago quarter. For the quarter ended June 30, 2006, gross profit as a percentage of net sales decreased to 17.8 percent, compared to 18.7 percent in the year-ago quarter. Gross profit, excluding special charges (see Table 3), was $30.7 million during the quarter, as compared to $27.9 million for the year-ago quarter (see Table 2). This is an increase of 10 percent and as a percentage of net sales was 19.4 percent, as compared to 19.3 percent for the prior year quarter. The increase in gross profit, excluding special charges, is primarily attributable to the consolidation of Crisa for the last two weeks of June and to the higher net sales as discussed above. Also contributing to the increase in gross profit was increased machine activity at our domestic glass plants. Partially offsetting the increase in gross profit, excluding special charges, were slightly higher manufacturing expenses at the Company’s Syracuse China facility, along with a reduction in shipments of Syracuse China products by approximately 8 percent as a result of the 38 day work stoppage early in the quarter, a $0.6 million increase in natural gas costs and a $1.5 million increase in pension and nonpension postretirement welfare expenses.
Income From Operations
We recorded a loss from operations of $4.1 million for the quarter ended June 30, 2006, compared to income from operations of $2.5 million for the quarter ended June 30, 2005. Income from operations, excluding special charges (see Table 3), was $11.0 million during the quarter, as compared to $8.9 million for the year-ago quarter (see Table 3), which represents a 23.8 percent increase from the prior year quarter. As a percent of sales, income from operations, excluding special charges, was 7 percent for the quarter ended June 30, 2006, compared to 6.2 percent for the prior year quarter. Factors contributing to the increase in income from operations, excluding special charges, were higher gross profit (discussed above) and reduced selling, general and administrative expenses due to the salaried workforce reduction implemented at the end of the second quarter of 2005.
Earnings Before Interest and Income Taxes (EBIT)
EBIT decreased by $6.3 million in the second quarter of 2006, compared to the year ago quarter. EBIT as a percentage of net sales decreased to 2.6 percent in the second quarter 2006, compared to 1.5 percent in the year ago quarter. EBIT, excluding special charges (see Table 2) increased by $2.5 million and was $11.0 million for the quarter, as compared to $8.6 million for the year-ago quarter (see Table 2). As a percentage of sales, this increased 1.1 percent from 7.0 percent compared to 5.9 percent in the year-ago quarter. The key contributors to the improvement of EBIT, excluding special charges, compared to the prior year are the same as those discussed above under Income From Operations, in addition to an increase in pretax equity earnings from Crisa of $1.7 million as compared to the second quarter 2005. The increased equity earnings were the result of increased and more profitable sales, higher translation gain, and lower natural gas and electricity costs.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $6.1 million, or 60 percent, for the quarter-ended June 30, 2006, compared to the year-ago quarter. As a percentage of net sales, EBITDA was 2.6 percent in the quarter-ended June 30, 2006, compared to 7.1 percent in the prior period. EBITDA, excluding special charges (see Table 1), increased by $2.6 million, or 15.6 percent, to $19.2 million for the quarter ended June 30, 2006, compared to the year-ago quarter. As a percentage of sales, EBITDA, excluding special charges, was 12.2 percent versus 11.5 percent for the prior year quarter. The increase in EBITDA was attributable to the factors described above with respect to EBIT.

Net Income
We reported a net loss of $9.6 million in the second quarter of 2006, compared to a net loss of $.9 million in the second quarter of 2005. Net loss as a percentage of net sales was 6.1 percent in the second quarter of 2006, compared to 0.6 percent in the year-ago quarter. Net loss increased due to the special charges of $15.1 million pre-tax relating to the announced consolidation of Crisa’s two Mexican facilities. Net income, excluding special charges, (see Table 3) was $3.9 million, or 27 cents per share, compared to net income, excluding special charges, of $3.4 million, or 25 cents per diluted share in the year ago quarter. A $6.7 million increase in interest expense compared with the year-ago quarter is the result of the refinancing consummated on June 16, 2006. Contributing to the increase in interest expense were a write-off of $4.9 million of financing fees associated with debt retired during the quarter, higher debt and higher average interest rates. The effective tax rate remained unchanged at 33 percent during the second quarters of 2006 and 2005.
Diluted Net Income Per Share
Diluted loss per share was $0.68 in the second quarter of 2006, compared with diluted loss per share of $0.06 in the second quarter of 2005. Diluted earnings per share for the second quarter of 2006, as detailed in the attached Table 3, and excluding special charges of $15.1 million pretax relating to the announced consolidation of two Mexican facilities and the write-off of $4.9 million pretax of finance fees outlined in the attached Table 2, was $0.27 per diluted share. This compares to diluted earnings per share of $0.25 during the second quarter of 2005, excluding the impact of special charges relating to the 2005 salaried workforce reduction program and the capacity realignment charges associated with the shutdown of Libbey’s City of Industry, California, facility in February 2005, as detailed in the attached Table 2.
Results of Operations — First Six Months 2006 compared with First Six Months 2005
Dollars in thousands, except percentages and per-share amounts

			Variance
Six months ended June 30,	2006(3)	2005(2)	in dollars	in percent

Net sales	$292,864	$274,322	$18,542	6.8%

Gross profit	$50,318	$48,095	$2,223	4.6%
Gross profit margin	17.2%	17.5%

(Loss) income from operations (IFO)	$(1,051)	$2,580	$(3,631)	(140.7)%
IFO margin	(0.4)%	0.9%

Earnings before interest and income taxes (EBIT)(1)	$336	$3,093	$(2,757)	(89.1)%
EBIT margin	0.1%	1.1%

Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$16,877	$19,544	$(2,667)	(13.6)%
EBITDA margin	5.8%	7.1%

Net loss	$(9,054)	$(2,519)	$(6,535)	(259.4)%
Net income margin	(3.1)%	(0.9)%

Diluted net loss per share	$(0.64)	$(0.18)	$(0.46)	(255.6)%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 for a reconciliation of loss before income taxes to EBIT and EBITDA.

(2)	Includes special charges of $9.4 million related to capacity realignment due to the closure of our City of Industry facility and the reduction of our North American salaried workforce. (See Note 6.)

(3)	Includes special charges of $20.0 million related to Crisa restructuring and write-off of finance fees. (See Note 6.)
Net Sales
For the six months ended June 30, 2006, sales increased 6.8 percent to $292.9 million from $274.3 million in the year-ago period. Excluding Crisa’s sales during the last two weeks of June 2006, sales increased 4.0 percent compared with the first six months of 2005. This increase in sales was attributable to increases of at least 8 percent in shipments to foodservice glassware customers, retail customers, export customers, Traex customers and Crisal customers. Sales of Royal Leerdam® products increased almost 2 percent as compared to the first six months of 2005. Shipments to industrial customers were down over 10 percent during the first half of 2006, while shipments of Syracuse® China and World® Tableware products were down slightly.
Gross Profit
For the six months ended June 30, 2006, gross profit increased by $2.2 million, or 4.6 percent, compared to the year-ago period. For the six months ended June 30, 2006, gross profit as a percentage of net sales decreased to 17.2 percent, compared to 17.5 percent in the year-ago period. Gross profit, excluding special charges (see Table 3), was $52.9 million for the six months ended June 30, 2006, as compared to $49.0 million for the year-ago period (see Table 3). This is an increase of 8 percent and as a percent of net sales was 18 percent compared to 17.8 percent for the year-ago period. Contributing to the increase in gross profit, excluding special charges, were higher sales and higher production activity at our domestic glass plants.
Income From Operations
Loss from operations was $1.1 million during the first six months of 2006, as compared to income from operations of $2.6 million during the year-ago period. Income from operations, excluding special charges (see Table 3), was $14.1 million for the first six months of 2006, as compared to $12.0 million for the year-ago period, which is an increase of $2.1 million or 17.4 percent. As a percent of net sales, income from operations was 4.8 percent compared to 4.4 for the year-ago period. Contributing to the increase in income from operations, excluding special charges, were higher sales, higher production activity and improved operating results at Crisal in Portugal.
Earnings Before Interest and Income Taxes (EBIT)
EBIT decreased by $2.8 million for the six months of 2006, compared to the year-ago period. EBIT as a percentage of net sales decreased to 0.1 percent in the first six months of 2006, compared to 1.1 percent in the year ago period. EBIT, excluding special charges, (see Table 3) was $15.5 million for the six months ended June 30, 2006, as compared to $12.5 million for the year-ago period. As a percent of sales, this increased 0.7 percent from 5.3 percent compared to 4.6 percent in the year-ago period. The contributors to the improvement in EBIT, excluding special charges, compared to the prior period are the same as those discussed above under Income from Operations, in addition to an increase in pretax equity earnings from Crisa of $2.2 million as compared to the prior-year period. The increased equity earnings were the result of increased and more profitable sales, higher translation gain, and lower natural gas and electricity costs.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $2.7 million, or 13.6 percent, for the six months ended June 30, 2006, compared to the year-ago period. As a percentage of net sales, EBITDA was 5.8 percent in the six months ended June 30, 2006, compared to 7.1 percent in the prior year period. For the first six months of 2006, EBITDA, excluding special charges (see Table 1), was $32.0 million, a 10.6 percent increase over EBITDA, excluding special charges, of $29.0 million during the first half of 2005. The increases in EBITDA, excluding special charges, were attributable to the factors described above with respect to EBIT, excluding special charges,.
Net Income
We reported a net loss of $9.1 million for the six months ended June 30, 2006, compared to a net loss of $2.5 million for the six months ended June 30, 2005. Net loss as a percentage of net sales was 3.1 percent for the six months-ended June 30, 2006, compared to 0.9 percent for the year-ago period. Net loss increased due to special charges of $15.1 million pretax relating to the announced consolidation of two recently acquired Mexican facilities. A $6.7 million increase in interest expense compared with the year-ago period is the result of the refinancing consummated on June 16, 2006. Contributing to the increase in interest expense was a write-off of $4.9 million of financing fees associated with debt retired during the six months ended June 30, 2006, higher debt and higher average interest rates. The effective tax rate was 33 percent during the first six months of 2006 and 2005.
Diluted Net Income Per Share
Diluted loss per share was $0.64 in the first six months of 2006, compared with diluted loss per share of $0.18 in the first six months of 2005. Diluted earnings per share for the first six months of 2006, as detailed in the attached Table 3, and excluding special charges of $15.1 million pretax relating to the announced consolidation of two recently acquired Mexican facilities and the write-off of $4.9 million pretax of finance fees outlined in the attached Table 2, were $0.31 per diluted share. This compares to diluted earnings per share of $0.27 during the first six months of 2005, excluding the impact of special charges relating to the 2005 salaried workforce reduction program and the capacity realignment charges associated with the shutdown of Libbey’s City of Industry, California, facility in February 2005, as detailed in the attached Table 2.
Capital Resources and Liquidity
Based on our current level of operations, we believe our cash flow from operations and available borrowings under our new senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to fund our working capital needs, debt payments and other obligations, capital expenditures program and other funding requirements, and to comply with debt agreements, depends on our future operating performance and cash flow (see Part II, Item 1A. Risk Factors). We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund other liquidity needs.
Working Capital
The following table presents working capital items:

Dollars in thousands, except percentages and			Variance to June 30, 2006			Variance to June 30, 2006
DSO, DIO, DPO and DWC	June 30, 2006	March 31, 2006	in dollars	in percent	December 31, 2005	in dollars	in percent

Accounts receivable	$112,195	$72,244	$39,951	55.3%	$79,042	$33,153	41.9%
DSO (1),(6)	47.6	46.0			50.8

Inventories	161,827	121,388	$40,439	33.3%	122,572	$39,255	32.0%
DIO (2),(6)	74.6	77.3			78.7

Accounts payable	59,447	40,070	$19,377	48.4%	47,020	$12,427	26.4%
DPO (3), (6)	22.6	25.5			30.2

Working capital (4)	$214,575	$153,562	$61,013	39.7%	$154,594	$59,981	38.8%
DWC (5),(6)	99.6	97.8			99.3
Percentage of net sales (6)	27.3%	27.0%			27.2%

DSO, DIO and DWC are all calculated using net sales as the denominator on a 365 day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes, to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes, to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as inventories and accounts receivable less accounts payable.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	Calculations exclude the Crisa results of operations for June 16, 2006 through June 30, 2006.
Working capital, defined as inventories and accounts receivable less accounts payable, was $214.6 million at June 30, 2006, which includes an addition of working capital associated with Crisa of $55.9 million. Working capital, excluding Crisa, at June 30, 2006 was $158.7 million. Excluding Crisa, working capital increased $5.1 million from March 31, 2006 and $4.1 million from December 31, 2005. These increases are the result of normal seasonal increases in working capital. However, the Company's working capital was $10.2 million lower than the year-ago period, reflecting the Company's continued efforts to reduce its investment in working capital.

Cash Flow
The following table presents key drivers to free cash flow.

Dollars in thousands, except percentages			Variance
Three months ended June 30,	2006	2005	in dollars	in percent

Net cash provided by operating activities	$15,577	$22,642	$(7,065)	(31.2)%
Capital expenditures	12,817	8,709	4,108	47.2%
Acquisitions and related costs	77,571	42	77,529	184,592.9%

Free cash flow (1)	$(74,811)	$13,891	$(88,702)	(638.6)%

Our net cash provided by operating activities was $15.6 million in the second quarter of 2006, compared to $22.6 million in the prior year quarter, or a decrease of $7.1 million. Our free cash flow was $(74.8) million during the second quarter 2006, compared to $13.9 million in the prior year quarter, a decrease of $88.7 million. The decrease is attributable to our acquisition of the remaining 51 percent of Crisa on June 16, 2006, for $77.6 million, net of cash acquired, and increased capital expenditures primarily related to the construction of our plant in China.

Dollars in thousands, except percentages			Variance
Six months ended June 30,	2006	2005	in dollars	in percent

Net cash provided by operating activities	$20,375	$11,491	$8,884	77.3%
Capital expenditures	34,256	19,114	15,142	79.2%
Acquisitions and related costs	77,571	28,990	48,581	167.6%

Free cash flow (1)	$(91,452)	$(36,613)	$(54,839)	149.8%

(1)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures and acquisitions and related costs] is a useful metric for evaluating our financial performance, as it is a measure we use to internally assess our performance.
Net cash provided by operating activities was $20.4 million during the first six months of 2006, compared to $11.5 million during the year-ago period, or an increase of $8.9 million. The increase is attributable to less cash used by working capital and higher net income, excluding special charges (see Table 2). Free cash flow was $(91.5) million during the six months ended 2006, compared to $(36.6) million in the prior-year period, a decrease of $54.8 million. This decrease is primarily attributable to our acquisition of the remaining 51 percent of Crisa for $77.6 million, net of cash acquired, and increased capital expenditures of $18.2 million for the six months ended June 30, 2006, related to the construction of our plant in China.
Borrowings
Our borrowings, prior to consummation of the refinancing on June 16, 2006, consisted of a revolving credit and swing line facility permitting borrowings up to an aggregate total of $195 million, $100 million of privately placed senior notes, a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse and a euro-based working capital line for a maximum of €10 million. Other borrowings included the RMB Loan Contract and other debt related to Crisal.
On June 16, 2006, Libbey Glass issued, pursuant to private offerings, $306 million aggregate principal amount of floating rate senior secured notes and $102 million aggregate principal amount of 16 percent senior subordinated secured pay-in-kind notes, both due 2011. Concurrently, Libbey Glass entered into a new $150 million Asset Based Loan facility (ABL Facility), expiring in 2010.
Proceeds from these transactions were immediately used to repay existing bank and private placement indebtedness. In addition, proceeds were used for the acquisition of the remaining 51 percent equity interest in Crisa, for $80 million, bringing our ownership of Crisa to 100 percent; for repayment of existing Crisa indebtedness of approximately $71.9 million; and for related fees, expenses and redemption premiums of Libbey and Crisa.
The following table presents our total borrowings at June 30, 2006.

	Interest Rate	Maturity Date

Borrowings under ABL facility	floating	December 16, 2010	$43,929
Senior secured notes	floating	June 1, 2011	306,000
PIK notes	16.00%	December 1, 2011	102,000
Promissory note	6.00%	July 2006 to September 2016	2,058
Notes payable	floating	July 2006	1,546
RMB loan contract	floating	July 2012 to December 2012	15,024
Obligations under capital leases	floating	July 2006 to May 2007	1,781
Other debt	floating	September 2009	1,927

Total borrowings			$474,265
Less — unamortized discounts and warrants			9,120

Total borrowings — net			$465,145

We had total borrowings of $474.3 million at June 30, 2006, compared to total borrowings of $261.7 million at December 31, 2005. The increase of $212.6 million in borrowings is primarily a result of the acquisition of the remaining 51 percent of Crisa.
Of our total indebtedness, $370.2 million is subject to fluctuating interest rates at June 30, 2006. A change in one percentage point in such rates would result in a change in interest expense of approximately $3.7 million on an annual basis.
Reconciliation of Non-GAAP Financial Measures
We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G and Item 10 of Regulation S-K. We believe that non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use this non-GAAP data to internally assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.
Table 1
Reconciliation of Loss before income taxes to EBIT and EBITDA

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Loss before income taxes	$(14,289)	$(1,297)	$(13,473)	$(3,749)
Add: Interest expense	10,200	3,464	13,809	6,842

Earnings before interest and income taxes (EBIT)	(4,089)	2,167	336	3,093
Add: Depreciation and amortization	8,206	8,066	16,541	16,451

Earning before interest, taxes, deprecation and amortization (EBITDA)	$4,117	$10,233	$16,877	$19,544

Add:

Special charges (excluding write-off of finance fees) — pre-tax	15,130	6,411	15,130	9,408

EBITDA, excluding special charges	$19,247	$16,644	$32,007	$28,952

Table 2
Summary of Special Charges (1)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cost of sales	$2,543	$867	$2,543	$867
Selling, general and administrative expenses	—	1,347	—	1,347
Special charges	12,587	4,197	12,587	7,194
Interest expense	4,906	—	4,906	—

Total special charges	$20,036	$6,411	$20,036	$9,408

(1)	For additional information on special charges see Note 6.
Table 3
Reconciliation of Non-GAAP Financial Measures for Special Charges

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Gross profit	$28,172	$27,056	$50,318	$48,095
Special charges reported in cost of sales — pre-tax	2,543	$867	$2,543	$867

Gross profit, excluding special charges	$30,715	$27,923	$52,861	$48,961

(Loss) income from operations	$(4,111)	$2,492	$(1,051)	$2,580
Special charges (excluding write-off of finance fees) — pre-tax	15,130	$6,411	$15,130	$9,408

Income from operations, excluding special charges	$11,019	$8,903	$14,079	$11,988

(Loss) earnings before interest and income tax (EBIT)	$(4,089)	$2,167	$336	$3,093
Special charges (excluding write-off of finance fees) — pre-tax	15,130	$6,411	$15,130	$9,408

Earnings before interest and income tax (EBIT), excluding special charges	$11,041	$8,578	$15,466	$12,501

Reported net loss	$(9,569)	$(870)	$(9,054)	$(2,519)
Special charges — net of tax	13,424	4,295	13,424	6,303

Net income, excluding special charges	$3,855	$3,425	$4,370	3,784

Diluted earnings per share:
Reported net loss	$(0.68)	$(0.06)	$(0.64)	$(0.18)
Special charges — net of tax	0.95	$0.31	0.95	0.45

Net income, excluding special charges, per diluted share	$0.27	$0.25	$0.31	$0.27

Table 4
Reconciliation of net cash provided by operating activities to free cash flow

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net cash (used in) provided by operating activities	$15,577	$22,642	$20,375	$11,491
Less:
Capital expenditures	12,817	8,709	34,256	19,114
Acquisition and related costs	77,571	42	77,571	28,990

Free flow cash	$(74,811)	$13,891	$(91,452)	$(36,613)

Table 5
Reconciliation of working capital

(Dollars in thousands)	June 30,	March 31,	December 31,
	2006	2006	2005

Accounts receivable	$112,195	$72,244	$79,042
Plus:
Inventories	161,827	121,388	122,572
Less:
Accounts payable	59,447	40,070	47,020

Working capital	$214,575	$153,562	$154,594

Item 3. Qualitative and Quantitative Disclosures about Market Risk
Currency
We are exposed to market risks due to changes in currency values, although the majority of our revenues and expenses are denominated in the U.S. dollar. The functional currency for our European business is the euro and in China it is the RMB. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro, RMB or Mexican peso that could reduce the cost competitiveness of our products compared to foreign competition.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our domestic manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider our forecasted natural gas requirements of our North American manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 60 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings.
The fair value of our natural gas futures contracts are determined from market quotes and are reflected on our Condensed Consolidated Balance Sheet in accrued liabilities. At June 30, 2006, we had commodity futures contracts for 3.64 million British Thermal Units (BTU’s) of natural gas with a fair market value of approximately $0.56 million. Substantially all of our derivatives qualify and are designated as cash flow hedges. We apply hedge accounting to these instruments only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable, and any previously deferred gains or losses are recorded to earnings. We recognize the ineffective portion of the change in fair value of a derivative designated as a cash flow hedge in current earnings. For the six months ended June 30, 2006, we recognized a loss of approximately $0.8 million related to these instruments, which represented the total ineffectiveness of all cash flow hedges. This loss is classified in Other Expense on the Condensed Consolidated Statements of Operations.
The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings and the contracts are closed. Amounts reclassified into earnings related to natural gas futures contracts of natural gas expense are included in cost of sales.
Pension
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our pension benefit obligations and related pension expense. Changes in the equity and debt securities markets affect the performance of our pension plan asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million.

•	A change of 1 percent in the discount rate would change our total pension expense by approximately $4.2 million.

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
Item 1A. Risk Factors
Slowdowns in the retail, travel, restaurant and bar or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries could reduce our revenues and production activity levels.
Our business is affected by the health of the retail, travel, restaurant and bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and may decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, demand for our products in the foodservice industry, which is critical to our success, was significantly impacted by the events of September 11, 2001. In addition, demand for glassware in some of the industrial markets that we supply has declined in recent years. This decline is due, in part, to a decrease in retail sales of candle items by candle item manufacturers for whom we supply glassware. Demand for glassware with external enamel decorations that we supply to the foodservice, retail and premium channels and for undecorated glassware that buyers decorate and redistribute to retail and industrial customers also has decreased as a result of marketplace confusion related to California’s Proposition 65. Proposition 65 requires that clear and reasonable warnings be given in connection with the sale or distribution of products that expose consumers to certain chemicals, such as the lead contained in some enamels used to decorate glassware, that the State of California has determined either are carcinogenic or pose a risk of reproductive toxicity. We have received claims from retailers for indemnification in litigation relating to Proposition 65, but we have not made any payments on such claims. Further declines in these sectors may lead to continued adverse effect on our results of operations. The long-term effects of events or trends such as these could include, among other things, a protracted decrease in demand for our products. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our results of operations and financial condition.

We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.
Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, and delivery time. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing manufacturers.
Competitors in glass tableware include, among others: Imports from varied and numerous factories from China; Arc International (a private French company), which manufactures and distributes glass tableware worldwide; Pasabahce (a unit of Sisecam, a Turkish company), which manufactures glass tableware in various sites throughout the world and sells to all sectors of the glass industry worldwide; Oneida Ltd., which sources glass tableware from foreign and domestic manufacturers and recently filed a petition for relief under Chapter 11 of the United States Bankruptcy Code; Anchor Hocking (a unit of Global Home Products, which recently filed a petition for relief under Chapter 11 of the United States Bankruptcy Code), a manufacturer and distributor of glass beverageware, industrial products and bakeware primarily to retail, foodservice and industrial markets; Indiana Glass Company (a unit of Lancaster Colony Corporation), which manufactures in the U.S. and sells glassware; Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and numerous other sourcing companies. In addition, tableware made of other materials such as plastics compete with glassware.
Some of our competitors have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs may also be higher than those of some foreign producers of glass and ceramic tableware. We may not be successful in managing our labor and energy costs or gaining operating efficiencies that may be necessary to remain competitive. In addition, our products may be subject to competition from low-cost imports that intensify the price competition we face in our markets. Finally, we may need to increase incentive payments in our marketing incentive program in order to remain competitive. Increases in these payments would adversely affect our operating margins.
Competitors in the U.S. market for ceramic dinnerware include, among others: Homer Laughlin; Oneida Ltd.; Steelite; and various sourcing companies. Competitors in metalware include, among others: Oneida Ltd.; Walco, Inc.; and various sourcing companies. Competitors in plastic products include, among others: Cambro Manufacturing Company; Carlisle Companies Incorporated; and various sourcing companies. In Mexico, where a larger portion of our sales are in the retail market, our primary competitors include Vidriera Santos and Vitro Par in the candle category and imports from foreign manufacturers located in countries such as China, France, Italy and Colombia in other categories. Competitive pressures from these competitors and producers could adversely affect our results of operations and financial condition.
International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.
Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as changes in foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of such agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports, together with the raising or lowering of tariff rates, could affect the level of competition between us and our foreign competitors. Foreign competition has, in the past, and may, in the future, result in increased low-cost imports that drive prices downward. The World Trade Organization met in November 2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out all forms of export subsidies and substantial reductions in trade-distorting domestic support. The current range of tariff rates applicable to glass tableware products that are imported into the U.S. and are of the type we manufacture in North America is approximately 12.5% to 28.5%. However, any negative changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the World Trade Organization’s ongoing discussions in Doha, could have an adverse effect on our financial condition and results of operations. As we execute our strategy of acquiring manufacturing platforms in lower cost regions and increasing our volume of sales in overseas markets, our dependence on international markets and our ability to effectively manage these risks has increased and will continue to increase significantly.
We may not be able to effectively integrate Crisa or future businesses we acquire.
The acquisition of Crisal (completed in January 2005), Crisa (completed in June 2006) and any future acquisitions are subject to various risks and uncertainties, including:

•	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are spread out in different geographic regions) and to achieve expected synergies;

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies or correct deficient standards, controls, procedures and policies, including internal controls and procedures sufficient to satisfy regulatory requirements of a public company in the U.S.;

•	the incurrence of contingent obligations that were not anticipated at the time of the acquisitions;

•	for Crisa, the failure of Vitro to provide necessary transition services to Crisa, including the services of a general manager, information technology services and others;

•	the need or obligation to divest portions of the acquired companies; and

•	the potential impairment of relationships with customers.
In addition, we cannot assure you that the integration and consolidation of newly acquired businesses, including Crisa, will achieve any anticipated cost savings and operating synergies. For example, integration and consolidation at Crisa entails operational risks in moving and rebuilding machines and furnaces, reducing headcount and developing internal information technology and other services that were previously provided by Vitro. The separation of Crisa from Vitro requires us to renegotiate or replace shared contracts and obtain consents and assignments from third parties, all of which may result in additional costs. In connection with the planned consolidation of Crisa’s two principal manufacturing facilities, we incurred charges of approximately $15.1 million in the second quarter of 2006 for write-downs of property, plant and equipment, and inventory. We may incur additional charges in connection with the consolidation of the Crisa facilities. We also expect to make significant capital expenditures as part of the capital rationalization plan at Crisa, which we estimate to total approximately $40.0 million over the next three years. The inability to integrate and consolidate operations and improve operating efficiencies at Crisa could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to achieve the objectives of our strategic plan.
Our strategy to improve our operating performance depends on our ability to defend our leadership position in the U.S. foodservice market for glass tableware and reduce our enterprise costs through LEAN initiatives while expanding into low-cost manufacturing platforms and increasing our international sales. The execution of this multi-pronged strategy depends on our ability to maintain our margins in the U.S. and Canadian foodservice industry, historically the most profitable portion of our business but also an increasingly competitive market. We must also be successful in reducing our cost structure and obtaining the cooperation of our largely union workforce in doing so. The success of our plan also will depend on our ability to increase sales in international markets in which we have significantly less experience than our domestic operations, the successful integration of Crisa into our North American operations and the successful integration of Royal Leerdam and Crisal to create a more efficient and effective competitor in Europe. In addition to the significant investment of management time and attention to these international initiatives, our strategy also will require significant capital to complete the rationalization and upgrade of the Crisa operations and the China facility expected to be completed in 2007. Since we intend to benefit from our international initiatives primarily by expanding our sales in the local markets of other countries, our success depends on continued growth in these markets, including Europe, Latin America and Asia-Pacific.
Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices, which could adversely affect our results of operations and financial condition.
Natural gas is the primary source of energy in most of our production processes. With the exception of our Royal Leerdam operations (where contracts expire in 2007), we do not have long-term contracts for natural gas and are therefore subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. Prices for natural gas have been extremely volatile in the recent past. For example, on July 27, 2005 the price of the futures strip of natural gas for August 2005 through December 2006, as quoted on NYMEX, was $8.08 per million British Thermal Units (mmbtu). But on October 20, 2005 (after Hurricanes Katrina and Rita), the price of the 12-month futures strip of natural gas, as quoted on NYMEX, was $11.67 per mmbtu. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.
If we are unable to obtain sourced products or raw materials at favorable prices, our operating performance could be adversely impacted.
Sand, soda ash, lime, corrugated packaging materials and resin are the principal raw materials we use. In addition, we obtain glass tableware, metal flatware and hollowware from third parties. We may experience temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors which would require us to secure our sourced products or raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, resins are a primary raw material for our Traex operation and, historically, the price for resins has fluctuated with the price of oil, directly impacting our profitability. Material increases in the cost of any of these items on an industry-wide basis would have an adverse impact on our operating performance and cash flows if we are unable to pass on these increased costs to our customers.
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
In connection with our employee pension plans we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our pension benefit obligations and related pension expense. Changes in the equity and debt securities markets affect the performance of our pension plan asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1% in the expected long-term rate of return on plan assets would change our annual total pension expense by approximately $2.2 million based on year-end data.

•	A change of 1% in the discount rate would change our annual total pension expense by approximately $4.2 million.
Because the market rate for high-quality fixed income investments is lower than previous years, our assumed discount rate has been reduced from 6.25% in 2003 to 5.60% in 2005 for our U.S. pension and postretirement welfare plans. A lower discount rate increases the present value of benefit obligations and increases pension expense. In addition, we have an unfunded nonpension postretirement obligations in the U.S. and Canada. A change of 1% in the discount rate changes our annual nonpension postretirement expense by $0.2 million.
As part of our pension expense, we incurred pension settlement charges of $4.9 million in 2005 and pension curtailment charges of $4.0 million during 2004. These charges were triggered by excess lump sum distributions taken by employees in connection with headcount reductions related to our capacity realignment and salaried workforce reduction programs and by headcount reductions related to the closure of our City of Industry, California manufacturing facility. We anticipate an additional $3.0 million pension settlement charge in 2006 as a result of excess lump sum distributions taken by employees. To the extent that we experience additional headcount shifts or changes as we continue to implement our capacity realignment programs, we may incur further expenses related to our employee pension plans, which could have a material adverse effect on our results of operations and financial condition.
If Congress fails to extend temporary funding regulations affecting employee pension plans, our near-term cash contributions to these plans could increase significantly.
In 2004, President Bush signed the Pension Funding Equity Act of 2004 (“PFEA”). PFEA specified temporary funding regulations for pension plan years 2004 and 2005 that allowed us to delay the cash contributions we are required to make to our employee pension plans. Congress has enacted the Pension Protection Act of 2006 (“PPA”), which we believe would, among other things, permit us to further delay required cash contributions to our U.S. employee pension plans. However, President Bush has not yet signed the PPA. If President Bush does not sign the PPA and there is no extension of PFEA for plan years beginning January 1, 2006, our near-term cash contributions would increase significantly. For example, our anticipated pension and retiree welfare cash contributions in 2007 are projected to be $34.9 million.
Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.
Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $40.5 million for the year ended December 31, 2004 and $44.3 million for the year ended December 31, 2005, including $13.4 million relating to the construction of our China facility. Excluding capital expenditures relating to the construction of our China facility, capital expenditures in 2006 are expected to be approximately $43.0 million, including approximately $16.0 million of capital expenditures relating to our Crisa operations. Our capital expenditures on Crisa’s operations include approximately $13.0 million in 2006 relating to capacity rationalization as we consolidate Crisa’s two manufacturing facilities into a single facility. In addition, we anticipate capital expenditures of approximately $35.0 million in 2006 related to construction of our China facility.
In the first half of 2006, we incurred $34.3 million of our expected 2006 capital expenditures, including $18.3 million related to our China facility. We anticipate capital expenditures of $27.0 million for the remaining two quarters of 2006, excluding $16.7 million related to construction of our China facility. We expect to fund the balance of the 2006 capital expenditures through our lines of credit.
Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.
Our business requires us to maintain a large fixed cost base that can affect our profitability.
The high levels of fixed costs of operating glass production plants encourage plant managers to maintain high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. For example, in 2005, we liquidated approximately $13.0 million of inventory at reduced margins and slowed production in certain areas of our operations, to restore our inventory levels. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, as we did in 2005, our costs per unit increase, which negatively impacts our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.
Unexpected equipment failures may lead to production curtailments or shutdowns.
Our manufacturing processes are dependent upon critical glass-producing equipment, such as furnaces, forming machines and lehrs. This equipment may incur downtime as a result of unanticipated failures. We may in the future experience facility shutdowns or periods of reduced production as a result of such equipment failures. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period.
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
Delays and budget increases related to the construction of our new production facility in China, or an inability to meet targeted production and profit margin goals after construction, could result in significant additional costs or lost sales.

We began construction of our new production facility in China during the third quarter of 2005. We expect that the total cost of this facility will be approximately $52.0 million. We also expect to incur startup losses in connection with the operation of this new facility in China. We intend to use this production facility to better supply China and the rest of the Asia-Pacific market and to improve our competitive position in that region. We plan to begin production of glass tableware at this facility in early 2007.
Construction delays, regulatory approvals and other factors beyond our control could delay the start-up of operations in our Chinese facility or significantly increase the costs of its construction. If we are unable to expand our manufacturing capacity in our Chinese production facility as planned, we may be unable to satisfy demand for our products in the Asia-Pacific market, which may result in lost future sales and could adversely affect our results of operations and financial condition. In addition, if we are unable to meet targeted production and profit margin goals in connection with the operation of our Chinese facility after construction, our profits could be reduced, which would adversely affect our results of operations and financial condition.
We may not be able to renegotiate collective bargaining agreements successfully when they expire and organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.
We are party to collective bargaining agreements that cover most of our manufacturing employees. The agreement with our 26 hourly employees at our Mira Loma, California distribution center expires on November 15, 2006. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2007, and the agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2008. After a work stoppage at our Syracuse China facility of 38 days ending on May 8, 2006 our unionized employees at that facility ratified a new collective bargaining agreement that expires on May 15, 2009. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement which is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2007. We may not be able to successfully negotiate new collective bargaining agreements without any labor disruption. If any of our unionized employees were to engage in a strike or work stoppage prior to expiration of their existing collective bargaining agreements, or if we are unable in the future to negotiate acceptable agreements with our unionized employees in a timely manner, we could experience a significant disruption of operations. In addition, we could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with our labor unions. We could also experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Finally, companies upon which we are dependent for raw materials, transportation or other services could be affected by labor difficulties. These factors and any such disruptions or difficulties could have an adverse impact on our operating performance and financial condition.
In addition, we are dependent on the cooperation of our largely unionized workforce to implement and adopt the LEAN initiatives that are critical to our ability to improve our production efficiency, and the effect of strikes and other slowdowns may adversely affect the degree and speed with which we can adopt LEAN optimization objectives and the success of that program.
We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.
We operate manufacturing and other facilities throughout the world. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including:
•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	ineffective intellectual property protection;

•	hyperinflation in certain foreign countries; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.
The risks associated with operating in foreign countries may have a material adverse effect on our results of operations and financial condition.
High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.
Mexico has experienced high levels of inflation and high domestic interest rates. If Mexico experiences high levels of inflation, Crisa’s operating results and cash flows could be adversely affected, and, more generally, high inflation might result in lower demand or lower growth in demand for Crisa’s glass tableware products.
Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.
Changes in the value of the various currencies in which we conduct operations against the U.S. dollar, including the euro and the Chinese RMB, may result in significant changes in the indebtedness of our non-U.S. subsidiaries.
Currency fluctuations between the U.S. dollar and the currencies of our non-U.S. subsidiaries affect our results as reported in U.S. dollars, particularly the earnings of Crisa as expressed under U.S. GAAP, and will continue to affect our financial income and expense.
Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.
Major fluctuations in the value of the euro, the Mexican peso or the RMB relative to the U.S. dollar and other major currencies could reduce the cost competitiveness of our products or those of our subsidiaries, including our operations in the euro zone, Mexico and China, as compared to foreign competition. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced against the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China compared to local competitors. An appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB also would increase the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, including raw materials, which we would be forced to deduct from our profit margin or pass along to consumers. These fluctuations could adversely affect our results of operations and financial condition.
Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.
Major devaluation or depreciation of the Mexican peso could result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert Crisa’s Mexican peso earnings into U.S. dollars and other currencies, upon which we will rely in part to satisfy our debt obligations. While the Mexican government does not currently restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer other currencies out of Mexico, the government could institute restrictive exchange rate policies in the future, which could adversely affect our results of operations and financial condition.
In addition, the government of China imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to remit sufficient foreign currency to make payments to us. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB are to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. In the future, the Chinese government could institute restrictive exchange rate policies for current account transactions. These policies could adversely affect our results of operations and financial condition.
If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.
We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting if the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.
We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.
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
We have incurred, and expect to incur, costs to comply with environmental legal requirements, and these costs could increase in the future. Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations) and criminal sanctions for violations. These legal requirements may apply to conditions at properties that we presently or formerly owned or operated, as well as at other properties for which we may be responsible, including those at which wastes attributable to the Company were disposed. A significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations.
Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.
Our success depends in part on our ability to protect our intellectual property rights. We rely on a combination of patent, trademark, copyright and trade secret laws, licenses, confidentiality and other agreements to protect our intellectual property rights. However, this protection may not be fully adequate. Our intellectual property rights may be challenged or invalidated, an infringement suit by us against a third party may not be successful and/or third parties could adopt trademarks similar to our own. In particular, third parties could design around or copy our proprietary furnace, manufacturing and mold technologies, which are important contributors to our competitive position in the glass tableware industry. We may be particularly susceptible to these challenges in countries where protection of intellectual property is not strong. In addition, we may be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.
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
We have a high degree of financial leverage. As of June 30, 2006, we had drawn $43.9 million and had $44.8 million available for borrowing under our $150.0 million ABL Facility. In addition, we had $306 million of Senior Notes and $102 million of PIK Notes outstanding. We have also obtained a loan in the amount of 250 million RMB (approximately $31.0 million) from China Construction

Bank Corporation Langfang Economic Development Area Sub-Branch (“CCBC”) to finance the construction of our greenfield facility in China (“China Construction Loan”). As of June 30, 2006, we had borrowed 120 million RMB (approximately $15 million) under the China Construction Loan. In addition, we will have a payable of approximately $27.1 million, of which $7.2 million will be due and payable to Vitro in the third quarter of 2006 and approximately $19.9 million will be due and payable to Vitro in the first quarter of 2008. Our ABL facility and the indenture with respect to the Senior Notes and PIK Notes requires us to comply with certain covenants, limits on additional indebtedness and certain business activities and investments. We may also incur additional debt in the future. Our high degree of leverage, as well as the incurrence of additional debt, could have important consequences for our business, such as:
•	making it more difficult for us to satisfy our financial obligations, including with respect to these notes;

•	limiting our ability to make capital investments in order to expand our business;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes;

•	limiting our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments;

•	limiting our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; and

•	limiting our ability to pay dividends.
If we cannot service our debt or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.
In addition, the indenture will contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur substantial additional indebtedness in the future. The terms of the indentures with respect to Senior Notes and PIK Notes and our new ABL Facility do not fully prohibit us from doing so. If new indebtedness is added to our current debt levels, the related risks we now face could intensify.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs

April 1 to April 30, 2006	—	—	—	1,000,000
May 1 to May 31, 2006	—	—	—	1,000,000
June 1 to June 30, 2006	—	—	—	1,000,000

Total	—	—	—	1,000,000

Warrants
On June 16, 2006, Libbey Glass and Libbey Inc. closed the sale of units consisting of $102 million aggregate principal amount 16% senior subordinated secured pay-in-kind notes due 2011 of Libbey Glass (the “PIK Notes”) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (the “Warrants”) in a private placement pursuant to a purchase agreement, dated June 9, 2006 (the “Unit Purchase Agreement”), between Libbey Glass, Libbey and the purchaser named therein (the “Unit Purchaser”). The Warrants are exercisable at a price of $11.25 per share of Libbey Inc. common stock. The PIK Notes and warrants were sold at a discount of 2 percent of face value. The net proceeds from the offering of PIK Notes and warrants, after deducting a placement agent’s discount and the estimated offering expenses payable by Libbey Glass, were approximately $97.2 million.
The Warrants and the shares of Libbey Inc. common stock issuable upon exercise of the Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws. Libbey Inc. offered and sold the Warrants to an accredited investor within the meaning of Rule 501(a) of Regulation D in reliance on the exemption from registration provided by Section 4(2) under the Securities Act. Libbey Inc. relied on this exemption from registration based in part on representations made by the Unit Purchaser in the Unit Purchase Agreement.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of the Company was held on May 4, 2006. At the meeting, action was taken with respect to the following matters:
(a)	John F. Meier, Carol B. Moerdyk and Gary L. Moreau were reelected as directors of the Company. Each will serve for a term of 3 years or until his or her successor is elected. The terms of office of William A. Foley, Deborah G. Miller, Terence P. Stewart, Carlos V. Duno, Peter C. McC. Howell and Richard I. Reynolds continued after the meeting.

(b)	Approved the Libbey Inc. 2006 Omnibus Incentive Plan

(c)	Ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006.
The following table sets forth the tabulation of votes with respect to each of the matters described above:

	Shares	Shares	Shares	Abstentions /
	Voted For	Voted Against	Withheld	Broker Non-Votes

a. Election of Directors

John F. Meier	12,194,462	—	307,694	—

Carol B. Moerdyk	11,717,445	—	784,711	—

Gary L. Moreau	11,717,742	—	784,414	—

b. Approval of 2006 Omnibus Incentive Plan	8,206,023	2,223,112		7,581

c. Ratification of 2006 auditors	12,047,406	452,643		2,107

There were no broker non-votes included in the results of the election of directors.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.01 to Registrant’s Form 8-K filed February 7, 2005 and incorporated herein by reference).

4.1	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.3	Form of Floating Rate Senior Secured Note due 2011. (filed as Exhibit 4.3 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers named therein. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.5	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.6	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011. (filed as Exhibit 4.6 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.7	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto. (filed as Exhibit 4.9 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.1	Limited Waiver and Second Amendment to Purchase Agreement, dated June 16, 2006, among Vitro, S.A. de C.V., Crisa Corporation, Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial, S. de R.L. de C.V., Crisa Industrial, L.L.C., Libbey Mexico, S. de R.L. de C.V., Libbey Europe B.V., and LGA3 Corp.

Exhibit
Number	Description

10.2	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V.

10.3	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V.

10.4	Transition Services Agreement, dated June 16, 2006, among Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial, S. de R.L. de C.V., Crisa Industrial, L.L.C. and Vitro S.A de C.V. (filed as Exhibit 10.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.5	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.

Date August 9, 2006	By	/s/ Scott M. Sellick

Scott M. Sellick,
Vice President, Chief Financial Officer (duly authorized principal financial officer)