Form 10-Q
period 2006-09-30
LIBBEY INC
filed 2006-11-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Common Stock, $.01 par value — 14,301,626 shares at Oct 31, 2006.

Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
2. Significant Accounting Policies
3. Balance Sheet Details
4. Acquisitions
5. Borrowings
6. Special Charges
7. Pension
8. Nonpension Postretirement Benefits
9. Net Income per Share of Common Stock
10. Employee Stock Benefit Plans
11. Derivatives
12. Comprehensive Income
13. Guarantees
14. Condensed Consolidated Guarantor Financial Statements
15. Segments
16. Subsequent Event
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
Certification
Certification
Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2006	2005
Net sales	$183,256	$135,573
Freight billed to customers	1,004	444

Total revenues	184,260	136,017

Cost of sales	152,692	108,750

Gross profit	31,568	27,267

Selling, general and administrative expenses	20,729	16,788
Special charges	—	487

Income from operations	10,839	9,992

Equity loss — pretax	—	(1,183)
Other (loss) income	(1,733)	923

Earnings before interest and income taxes and minority interest	9,106	9,732

Interest expense	15,551	3,398

(Loss) income before income taxes and minority interest	(6,445)	6,334

(Credit) provision for income taxes	(3,116)	2,090

(Loss) income before minority interest	(3,329)	4,244

Minority interest	22	(77)

Net (loss) income	$(3,307)	$4,167

Net (loss) income per share:
Basic	$(0.23)	$0.30

Diluted	$(0.23)	$0.30

Dividends per share	$0.025	$0.10

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2006	2005
Net sales	$476,120	$409,895
Freight billed to customers	2,387	1,422

Total revenues	478,507	411,317

Cost of sales	396,621	335,955

Gross profit	81,886	75,362

Selling, general and administrative expenses	59,511	55,109
Special charges	12,587	7,681

Income from operations	9,788	12,572

Equity earnings (loss) — pretax	1,986	(1,381)
Other (loss) income	(2,244)	1,655

Earnings before interest and income taxes and minority interest	9,530	12,846

Interest expense	29,360	10,240

(Loss) income before income taxes and minority interest	(19,830)	2,606

(Credit) provision for income taxes	(7,535)	860

(Loss) income before minority interest	(12,295)	1,746

Minority interest	(66)	(98)

Net (loss) income	$(12,361)	$1,648

Net (loss) income per share:
Basic	$(0.87)	$0.12

Diluted	$(0.87)	$0.12

Dividends per share	$0.075	$0.30

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$37,804	$3,242
Accounts receivable — net	104,708	79,042
Inventories — net	167,859	122,572
Deferred taxes	3,529	8,270
Prepaid and other current assets	14,075	10,787

Total current assets	327,975	223,913

Other assets:
Repair parts inventories	12,514	6,322
Intangible pension asset	17,251	17,251
Software — net	4,587	4,561
Deferred taxes	—	952
Investments	—	76,657
Other assets	20,706	4,397
Purchased intangible assets — net	29,722	10,778
Goodwill — net	167,033	50,825

Total other assets	251,813	171,743

Property, plant and equipment — net	309,777	200,128

Total assets	$889,565	$595,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$422	$11,475
Accounts payable	73,559	47,020
Salaries and wages	22,289	16,043
Accrued liabilities	50,645	36,901
Derivative liability	4,374	67
Special charges reserve	3,509	2,002
Accrued income taxes	—	7,131
Long-term debt due within one year	825	825

Total current liabilities	155,623	121,464

Long-term debt—net	484,035	249,379
Pension liability	78,061	54,760
Nonpension postretirement benefits	43,673	45,081
Payable to Vitro	19,479	—
Other long-term liabilities	4,290	5,461

Total liabilities	785,161	476,145

Minority interest	100	34

Total liabilities including minority interest	785,261	476,179

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,689,710 shares issued in 2005)	187	187
Capital in excess of par value (includes warrants of $1,034, and 485,309 shares as of September 30, 2006 and no warrants at December 31, 2005)	302,479	301,025
Treasury stock, at cost, 4,405,509 shares (4,681,721 shares in 2005)	(129,968)	(132,520)
Retained deficit	(31,388)	(17,966)
Accumulated other comprehensive loss	(37,006)	(31,121)

Total shareholders’ equity	104,304	119,605

Total liabilities and shareholders’ equity	$889,565	$595,784

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2006	2005
Operating activities:
Net (loss) income	$(3,307)	$4,167
Depreciation and amortization	10,671	9,160
Equity loss — net of tax	—	791
Change in accounts receivable	(2,624)	(2,685)
Change in inventories	(5,600)	(11,773)
Change in accounts payable	17,373	11,516
Change in derivative liability	3,812	(9,868)
Special charges	(65)	(2,356)
Pension & nonpension postretirement	3,225	1,517
Income taxes	(12,241)	979
Other operating activities	(95)	(193)

Net cash provided by operating activities	11,149	1,255

Investing activities:
Additions to property, plant and equipment	(20,301)	(7,389)
Business acquisition and related costs, less cash acquired	(424)	—
Other	—	223

Net cash used in investing activities	(20,725)	(7,166)

Financing activities:
Net revolving credit facility activity	—	3,030
Net ABL credit facility activity	8,889	—
Other net (repayments) borrowings	(395)	3,514
Other borrowings	12,542	—
Debt financing fees	(1,112)	—
Dividends	(356)	(1,394)
Other	1,078	(537)

Net cash provided by financing activities	20,646	4,613

Effect of exchange rate fluctuations on cash	73	—

Increase (decrease) in cash	11,143	(1,298)

Cash at beginning of period	26,661	2,540

Cash at end of period	$37,804	$1,242

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$389	$2,448
Cash paid (net of refunds received) during the quarter for income taxes	$918	$(50)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net (loss) income	$(12,361)	$1,648
Depreciation and amortization	27,212	25,611
Equity (earnings) loss — net of tax	(1,378)	967
Change in accounts receivable	1,892	(4,382)
Change in inventories	(2,678)	(16,284)
Change in accounts payable	2,061	3,630
Change in derivative liability	13,986	(14,289)
Payable to Vito	(9,377)	—
Special charges	18,859	1,156
Pension & nonpension postretirement	9,428	4,538
Income taxes	(16,979)	(4,804)
Other operating activities	859	14,955

Net cash provided by operating activities	31,524	12,746

Investing activities:
Additions to property, plant and equipment	(54,557)	(26,503)
Business acquisition and related costs, less cash acquired	(77,995)	(28,990)
Other	—	223

Net cash used in investing activities	(132,552)	(55,270)

Financing activities:
Net revolving credit facility activity	(147,142)	35,910
Net ABL credit facility activity	51,927	—
Other net (repayments) borrowings	(81,455)	6,227
Other borrowings	27,496	—
Note payments	(100,000)	—
Note proceeds	399,840	—
Debt financing fees	(15,468)	—
Dividends	(1,059)	(4,162)
Other	1,273	(453)

Net cash provided by financing activities	135,412	37,522

Effect of exchange rate fluctuations on cash	178	—

Increase (decrease) in cash	34,562	(5,002)

Cash at beginning of period	3,242	6,244

Cash at end of period	$37,804	$1,242

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$9,734	$8,726
Cash paid (net of refunds received) during the period for income taxes	$6,770	$5,198
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
Basis of Presentation
The Condensed Consolidated Financial Statements include Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company). Our fiscal year end is December 31st. Prior to June 16, 2006, we recorded our 49 percent interest in Crisa using the equity method. On June 16, 2006, we acquired the remaining 51 percent of Crisa; as a result, effective that date Crisa’s results are included in the Condensed Consolidated Financial Statements. Prior to October 13, 2006, we owned 95 percent of Crisal-Cristalaria Automatica S.A. (Crisal). Our 95 percent controlling interest in Crisal that we owned prior to October 13, 2006 requires that Crisal’s operations be included in the Condensed Consolidated Financial Statements. The 5 percent equity interest of Crisal that we did not own prior to October 13, 2006 is shown as minority interest in the Condensed Consolidated Financial Statements. On October 13, 2006, we acquired the remaining 5 percent of Crisal (see footnote 16). All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. All material estimates and assumptions are normal and recurring in nature. Actual results could differ materially from management’s estimates.
Condensed Consolidated Statements of Operations
Net sales in our Condensed Consolidated Statements of Operations include revenue earned when products are shipped and title and risk of loss have passed to the customer. Sales are recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs, royalty expense and other costs.

Foreign Currency Translation
Our European and Chinese foreign subsidiaries’ financial statements are translated at current exchange rates for the euro and the Chinese RMB, and any related translation adjustments are recorded directly in shareholders’ equity. Our Mexican subsidiary (Crisa) uses the U.S. dollar as the functional currency. As a result, Crisa’s financial statements have been remeasured from Mexican pesos into U.S. dollars using (i) current exchange rates for monetary asset and liability accounts, (ii) historical exchange rates for nonmonetary asset and liability accounts, (iii) historical exchange rates for revenues and expenses associated with nonmonetary assets and liabilities and (iv) the weighted average exchange rate of the reporting period for all other revenues and expenses. The resulting remeasurement gain (loss) is recorded in earnings before interest and income taxes.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. In the United States, the Company has recorded deferred tax assets, the largest of which relate to pension and nonpension postretirement benefits. The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Losses before income taxes have been incurred in recent years and though the risk of not realizing the deferred tax asset exists we believe it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the effects of tax planning.
New Accounting Standards
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”(Statement 154). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of Statement 154 had no effect on our consolidated financial position, results of operations or cash flows.
On September 29, 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,”(statement 158) which is an amendment to FASB Statement Nos. 86, 87, 106 and 132-R. Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In previous standards, the employer was required to disclose the complete funded status of its plans only in the notes to the financial statements.
Statement 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. Libbey will adopt the balance sheet recognition provisions of Statement 158 at December 31, 2006. The adoption of Statement 158 is expected to reduce Libbey’s stockholders’ equity at December 31, 2006 by approximately $20-25 million pre-tax. This Statement does not affect the results of operations.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	September 30, 2006	December 31, 2005
Accounts receivable:
Trade receivables	$99,186	$75,470
Other receivables	5,522	3,572

Total accounts receivable, less allowances of $11,329 and $8,342	$104,708	$79,042

Inventories:
Finished goods	$156,414	$112,058
Work in process	4,334	4,456
Raw materials	4,982	5,442
Operating supplies	2,129	616

Total inventories	$167,859	$122,572

Prepaid and other current assets:
Prepaid expenses	$14,075	$3,142
Derivative assets	—	7,645

Total prepaid and other current assets	$14,075	$10,787

Other assets:
Deposits	$1,153	$1,386
Finance fees — net of amortization	14,677	2,003
Other	4,876	1,008

Total other assets	$20,706	$4,397

Accrued liabilities:
Accrued incentives	$12,823	$14,306
Workers compensation	9,286	9,134
Medical liabilities	2,602	3,019
Interest	17,873	1,843
Commissions payable	1,183	858
Accrued non income taxes	1,254	432
Other	5,624	7,309

Total accrued liabilities	$50,645	$36,901

Other long-term liabilities:
Deferred liability	$596	$877
Guarantee of Crisa debt	—	421
Other	3,694	4,163

Total other long-term liabilities	$4,290	$5,461

4. Acquisitions
On June 16, 2006, we purchased the remaining 51 percent of the shares of Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa) located in Monterrey, Mexico, from Vitro, S.A. de C.V., bringing our ownership in Crisa to 100 percent. The purchase price of this acquisition was $84 million, including acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness, of which the Company guaranteed $23 million prior to the purchase of the remaining 51 percent of the shares of Crisa. In connection with the acquisition, Crisa transferred to Vitro the pension liability for Crisa employees who had retired as of the closing date. Vitro also agreed to forgive $0.4 million of net intercompany payables owed to it and to defer receipt of approximately $9.4 million of net intercompany payables until August 15, 2006, and approximately $19.5 million (212.9 million pesos) of net intercompany payables until January 15, 2008. In addition, Vitro waived its right to receive profit sharing payments of approximately $1.3 million from Libbey under the now-terminated distribution agreement. Vitro also transferred to Crisa ownership of racks and conveyors valued at approximately $3.0 million that Crisa leased from an affiliate of Vitro. Vitro agreed to provide transition services to Crisa for a period of three years and agreed to fix the charges for those services for the first two years at 2005 rates. In addition, Crisa is entitled to a credit against these charges in an amount equal to $0.63 million per year for the first two years.

Crisa is the largest glass tableware manufacturer in Latin America and has approximately 63 percent of the glass tableware market in Mexico. This acquisition is consistent with our strategy to expand our manufacturing platform into low-cost countries in order to become a more cost-competitive source of high-quality glass tableware.
In establishing the opening balance sheet under step acquisition accounting, we recorded 49 percent of the historical book value of the assets acquired and liabilities assumed of Crisa due to our existing 49 percent ownership of Crisa, and 51 percent of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. These values represent preliminary estimates that will be finalized in the future when the final fair value of assets and liabilities are determined. The following is a summary of 51 percent of the preliminarily assigned fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Current assets	$37,017
Property, plant and equipment	46,673
Intangible assets	19,584
Other assets	3,454
Goodwill	47,601

Total assets acquired	154,329
Less liabilities assumed:
Current liabilities	63,386
Long-term liabilities	6,519

Total liabilities assumed	69,905

Cash purchase price	84,424
Less: Cash acquired	6,429

Cash purchase price, net of cash acquired	$77,995

The following table is a summary of the preliminary goodwill created by the excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed as a result of the preliminary purchase price allocation. This table provides the details for 100 percent of the goodwill created by the purchase of the remaining 51 percent interest in Crisa:

Inferred enterprise purchase price ($80 million divided by 51 percent)	$156,863
Less: assets received/liabilities forgiven	(4,688)
Add: estimated direct acquisition costs	4,424

Aggregate enterprise purchase price	156,599
Add: fair value liabilities assumed	155,593
Less: fair value assets acquired	(221,949)

Inferred goodwill of 51 percent purchase	90,243
Equity interest acquired	51%

Preliminary goodwill of 51 percent purchase	46,024
Adjustments to step acquisition accounting	1,577

Total goodwill of 51 percent purchase after adjustments	47,601
Add: goodwill recorded on existing 49 percent ownership interest	69,347

Enterprise goodwill	$116,948

Intangible assets acquired of approximately $19.6 million consist of trademarks and trade names, patented technologies, customer lists, and non-compete covenants. The patented technologies, customer lists, and non-compete covenants are being amortized over an average life of 9.6 years. Amortization of these intangible assets was $0.3 million for the quarter and nine-month period ended September 30, 2006. Trademarks and trade names are valued at approximately $8.2 million and are not subject to amortization.
Crisa’s results of operations are included in our Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.

The proforma unaudited results of operations including Crisa for the three months ended September 30, 2006 and the nine months ended September 30, 2006, assuming the acquisition had been consummated as of January 1, 2006, along with comparative results for the three months ended September 30, 2005 and nine months ended September 30, 2005, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$183,256	$175,595	$550,192	$528,043

Earnings before interest and taxes	$9,128	$14,614	$36,437	$35,776

Net (loss) income from operations	$(3,307)	$5,341	$(10,740)	$6,855

Net (loss) income per share:
Basic	$(0.23)	$0.38	$(0.76)	$0.49

Diluted	$(0.23)	$0.38	$(0.76)	$0.49

Depreciation and amortization	$11,060	$11,537	$33,298	$35,224

Special charges included in the proforma table above are detailed below (see Note 6):
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Total pretax special charges	$—	$487	$20,036	$9,895

Special charges net of tax	$—	$326	$12,422	$6,630

In June 2006, we announced plans to consolidate, Crisa’s two principal manufacturing facilities into a single facility, in order to reduce fixed costs. In connection with this consolidation, we recognized special charges of approximately $15.1 million in the second quarter of 2006 (additional charges could be recognized as we finalize the step acquisition accounting), which are described in Note 6. In addition, a $2.7 million reserve related to statutory severance for approximately 600 hourly employees of Crisa was established and is included in special charges reserve on the Condensed Consolidated Balance Sheets. We expect to experience a cost savings of $13 to $15 million associated with the consolidation.
5. Borrowings
Our borrowings, prior to the refinancing consummated on June 16, 2006, consisted of a revolving credit and swing line facility permitting borrowings up to an aggregate total of $195 million, $100 million of privately placed senior notes, a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse, a euro-based working capital line for a maximum of €10 million, and other borrowings including the RMB Loan Contract described below and other debt related to Crisal.
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
Proceeds from these transactions were immediately used to repay existing bank and private placement indebtedness. In addition, proceeds were used for the acquisition of the remaining 51 percent equity interest in Crisa, for $80 million, bringing our ownership of Crisa to 100 percent; for repayment of existing Crisa indebtedness of approximately $71.9 million; and for related fees, expenses and redemption premiums of Libbey and Crisa. Unamortized finance fees in the amount of $4.9 million related to the refinanced debt of Libbey and Crisa were also written off in the second quarter of 2006 and classified as interest expense in the Condensed Consolidated Statements of Operations.

Borrowings consist of the following:

			September 30,	December 31,
	Interest Rate	Maturity Date	2006	2005
Borrowings under revolving credit facility	floating	June 24, 2009	$—	$143,814
Borrowings under ABL facility	floating	December 16, 2010	52,021	—
Senior notes	4.69%	March 31, 2008	—	25,000
Senior notes	6.08%	March 31, 2013	—	55,000
Senior notes	floating	March 31, 2010	—	20,000
	floating (see
	Interest rate
	protection
Senior secured notes	Agreements below)	June 1, 2011	306,000	—
PIK notes	16.00%	December 1, 2011	102,000	—
Promissory note	6.00%	October 2006 to September	2,022	2,131
		2016
Notes payable	floating	October 2006	422	11,475
RMB loan contract	floating	July 2012 to December 2012	27,852	—
Obligations under capital leases	floating	October 2006 to May 2007	1,644	2,203
Other debt	floating	September 2009	1,878	2,056

Total borrowings			493,839	261,679
Less — unamortized discounts and warrants			8,557	—

Total borrowings — net			485,282	261,679
Less — current portion of borrowings			1,247	12,300

Total long-term portion of borrowings — net			$484,035	$249,379

ABL Facility
The ABL Facility is with a group of banks and provides for a revolving credit and swing line facility permitting borrowings up to an aggregate of $150 million, with Libbey Europe B.V.’s borrowings being limited to $75 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15 million, with swing line borrowings for Libbey Europe B.V. being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and 1.75 percent, respectively, at September 30, 2006. There were no Libbey Glass borrowings under the facility, while Libbey Europe B.V. had outstanding borrowings of €41.0 million at September 30, 2006. Interest with respect to the ABL facility is payable monthly.
All borrowings under the ABL Facility are secured by a first priority security interest in (i) substantially all assets of (a) Libbey Glass and (b) substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries, (ii) (a) 100 percent of the stock of Libbey Glass, (b) 100 percent of the stock of substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries, (c) 100 percent of the non-voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries and (d) 65 percent of the voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries, and (iii) substantially all proceeds and products of the property and assets described in clauses (i) and (ii) of this sentence. Additionally, borrowings by Libbey Europe under the ABL Facility are secured by a first priority security interest in (i) substantially all of the assets of Libbey Europe, the parent of Libbey Europe and certain of its subsidiaries, (ii) 100 percent of the stock of Libbey Europe and certain subsidiaries of Libbey Europe, and (iii) substantially all proceeds and products of the property and assets described in clauses (i) and (ii) of this sentence.
We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at September 30, 2006. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25 million.
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

Offsetting the total borrowing base are real estate and ERISA reserves totaling $13 million and mark-to-market reserves for natural gas and interest rate swaps of $2.9 million. The ABL Facility also provides for the issuance of $30 million of letters of credit, which are applied against the $150 million limit. At September 30, 2006, we had $8.4 million in letters of credit outstanding under the Facility. Remaining unused availability on the ABL Facility was $36.7 million at September 30, 2006.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306 million aggregate principal amount of floating rate senior secured notes due 2011 (Senior Notes) to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $290.1 million. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 12.44 percent at September 30, 2006.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2006, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 3.4 years at September 30, 2006. Total remaining Senior notes not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 12.44 percent per year at September 30, 2006. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties.
The fair market value for the Rate Agreements at September 30, 2006, was $(1.7) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see footnote 14). The Senior Notes and related guarantees will have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s new ABL Facility. The Collateral will not include the assets of non-guarantor subsidiaries that will secure the ABL Facility.
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell units consisting of $102 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and Libbey Inc. issued detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants), to a purchaser named in a private placement. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. The PIK Notes bear interest at a rate of 16 percent, and were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years, interest is payable by issuance of additional PIK Notes. Each Warrant is exercisable at $11.25.
The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see footnote 14). The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2006, and December 31, 2005, we had $2.0 million and $2.1 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.

Note Payable
We have an overdraft line of credit for a maximum of €1.75 million. The $0.4 million outstanding at September 30, 2006, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 3.14 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the Loan Contract, CCB agreed to lend to Libbey China RMB 250 million, or the equivalent of approximately $31 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2006, the annual interest rate was 5.75 percent. As of September 30, 2006, the outstanding balance was RMB 220 million (approximately $27.9 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30 million (approximately $3.8 million) and RMB 40 million (approximately $5.0 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60 million (approximately $7.5 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB. Interest with respect to the RMB loan contract is paid monthly.
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
The future minimum lease payments required under the capital leases as of September 30, 2006, are as follows:
Payments Due by Period

		1	2-3	4-5
	Total	Year	Years	Years

Capital leases	$1,644	$620	$1,024	$—

Other Debt
The other debt of $1.9 million primarily consists of governmental subsidized loans for equipment purchases at Crisal.

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
As a result, we recorded the following special charges:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Fixed asset related	$—	$130	$—	$650
Employee termination costs & other	—	357	—	3,681

Included in special charges	$—	$487	$—	$4,331

The following reflects the balance sheet activity related to the capacity realignment for the nine months ended September 30, 2006:

	Balance at	Cash	Balance at	Cash	Balance at
	December 31, 2005	payments	June 30, 2006	payments	September 30, 2006

Land sale gain	$1,055	$(674)	$381	$(8)	$373
Employee termination costs & other	70	(28)	42	—	42

Total	$1,125	$(702)	$423	$(8)	$415

Balance sheet classification is as follows: $0.42 million is included in the line item special charges reserve on the Condensed Consolidated Balance Sheets.
Salaried Workforce Reduction Program
In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs. See Form 10-K for the year ended December 31, 2005, for further discussion.
As a result, we recorded the following special charges:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Pension & retiree welfare (included in Cost of Sales)	$—	$—	$—	$867
Pension & retiree welfare (included in Selling, general and administrative expenses)	—	—	—	1,347
Employee termination costs & other (included in Special Charges)	—	—	—	3,350

Pretax salary reduction program	$—	$—	$—	$5,564

The following reflects the balance sheet activity related to the salaried workforce reduction program for the nine months ended September 30, 2006:

	Balance at		Balance at		Balance at
	December 31,	Cash	June 30,	Cash	September 30,
	2005	payments	2006	payments	2006

Employee termination costs	$877	$(409)	$468	$(58)	$410

Total	$877	$(409)	$468	$(58)	$410

The employee termination costs of $0.41 million are included in the special charges reserve on the Condensed Consolidated Balance Sheet.

Crisa Restructuring
In June 2006, Libbey announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs. As part of the consolidation plan, a $2.7 million severance reserve was established related to statutory severance obligations for approximately 600 employees.
As a result, we recorded the following special charges:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Fixed asset related (included in Special Charges)	$—	$—	$12,587	$—
Inventory write-down (included in Cost of Sales)	—	—	2,543	—

Crisa restructuring	$—	$—	$15,130	$—

The following reflects the balance sheet activity related to the Crisa restructuring for the nine months ended September 30, 2006:

	Balance at	Cash	Non-cash	Balance at	Non-cash	Cash	Balance at
	December 31, 2005	payments	utilization	June 30, 2006	utilization	payments	September 30, 2006

Employee termination costs & other	$—	$—	$2,617	$2,617	$67	$—	$2,684

Total	$—	$—	$2,617	$2,617	$67	$—	$2,684

The employee termination costs and other of $2.7 million are included in the special charges reserve on the Condensed Consolidated Balance Sheet.
Write-off of Finance Fees
In June 2006, Libbey wrote off unamortized finance fees related to debt of Libbey and Crisa that was refinanced.
As a result, we recorded the following special charges:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Write-off of finance fees	$—	$—	$4,906	$—

Included in interest expense	$—	$—	$4,906	$—

Summary of Special Charges
The following table summarizes the charges related to the capacity realignment, salary workforce reduction program, Crisa restructuring and write-off of finance fees and their classifications on the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Cost of sales	$—	$—	$2,543	$867
Selling, general and administrative expenses	—	—	—	1,347
Special charges	—	487	12,587	7,681
Interest expense	—	—	4,906	—

Total special charges	$—	$487	$20,036	$9,895

The following reflects the balance sheet activity with respect to the charges related to the capacity realignment, salary workforce reduction program, Crisa restructuring and write-off of finance fees for the nine months ended September 30, 2006:

	Balance at			Balance at			Balance at
	December 31,	Cash	Non-cash	June 30,	Non-cash	Cash	September 30,
	2005	payments	utilization	2006	utilization	payments	2006

Land sale gain	$1,055	$(674)	$—	$381	$—	$(8)	$373
Employee termination costs & other	947	(437)	2,617	3,127	67	(58)	3,136

Total special charges reserve	$2,002	$(1,111)	$2,617	$3,508	$67	$(66)	$3,509

7. Pension
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. Excluding Crisa, our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements for all members of the funded plans. Crisa, in Mexico, has an unfunded pension plan under which benefits will be funded as current amounts become due. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover salaried and non-union hourly (hired before January 1, 2006) and hourly U.S.-based employees of Libbey. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries Royal Leerdam and Leerdam Crystal in the Netherlands and Crisa in Mexico.
Effect on Operations
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total

Three months ended September 30,	2006	2005	2006	2005	2006	2005

Service cost	$1,231	$1,548	$413	$236	$1,644	$1,784
Interest cost	3,338	3,545	644	405	3,982	3,950
Expected return on plan assets	(4,037)	(4,239)	(565)	(545)	(4,602)	(4,784)

Amortization of unrecognized:
Prior service cost	518	410	241	(99)	759	311
Gain	298	773	10	—	308	773

Curtailment	—	—	—	—	—	—
Settlement	1,000	—	—	—	1,000	—

Pension expense (credit)	$2,348	$2,037	$743	$(3)	$3,091	$2,034

	U.S. Plans		Non-U.S. Plans		Total

Nine months ended September 30,	2006	2005	2006	2005	2006	2005

Service cost	$4,497	$4,897	$790	$708	$5,287	$5,605
Interest cost	10,368	10,680	1,429	1,218	11,797	11,898
Expected return on plan assets	(11,799)	(12,781)	(1,695)	(1,635)	(13,494)	(14,416)

Amortization of unrecognized:
Prior service cost	1,560	1,545	124	(297)	1,684	1,248
Gain	1,916	2,046	30	—	1,946	2,046

Curtailment	—	1,614	—	—	—	1,614
Settlement	2,000	—	—	—	2,000	—

Pension expense (credit)	$8,542	$8,001	$678	$(6)	$9,220	$7,995

In the third quarter of 2006, we incurred a pension settlement charge of $1.0 million as a result of projected excess lump sum distributions to be taken by employees retiring during 2006.
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
With the purchase of the remaining 51 percent of Crisa (See Note 4), we assumed the pension liability of only the active employees of Crisa as of that date. Vitro assumed all pension liabilities with respect to retirees as of June 16, 2006. Crisa maintains an unfunded pension plan for its employees. The estimated amount of the unfunded liability for active employees as of the closing date was $12.9 million. The amount of expense included for the third quarter is $0.8 million.

We expect to contribute approximately $0.7 million to our U.S. pension plans and approximately $1.5 million to our plan in the Netherlands in 2006. Through the third quarter of 2006, there have been contributions of approximately $0.3 million to the U.S. plans and contributions of approximately $1.1 million for the plan in the Netherlands.
We have determined that the recently enacted Pension Protection Act of 2006 is expected to favorably impact projected 2007 cash flow by approximately $17 million.
On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. Libbey will adopt the balance sheet recognition provisions of SFAS 158 at December 31, 2006. The adoption of FAS 158 is expected to reduce Libbey’s stockholders’ equity at December 31, 2006 by approximately $20-25 million pre-tax. The Statement does not affect the results of operations.
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
Effect on Operations
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total

Three months ended September 30,	2006	2005	2006	2005	2006	2005

Service cost	$141	$219	$1	$—	$142	$219
Interest cost	550	449	3	37	553	486

Amortization of unrecognized:
Prior service cost	(223)	(223)	—	—	(223)	(223)
Gain (loss)	50	(99)	(48)	(2)	2	(101)

Curtailment	—	—	—	—	—	—

Nonpension postretirement benefit expense (credit)	$518	$346	$(44)	$35	$474	$381

	U.S. Plans		Non-U.S. Plans		Total

Nine months ended September 30,	2006	2005	2006	2005	2006	2005

Service cost	$557	$660	$1	$—	$558	$660
Interest cost	1,538	1,531	71	111	1,609	1,642

Amortization of unrecognized:
Prior service cost	(663)	(663)	—	—	(663)	(663)
Gain (loss)	34	(15)	(48)	(17)	(14)	(32)

Curtailment	—	304	—	—	—	304

Nonpension postretirement benefit expense	$1,466	$1,817	$24	$94	$1,490	$1,911

In the second quarter of 2005, we incurred a nonpension postretirement curtailment charge of $0.3 million as a result of a planned reduction in our North American salaried workforce of approximately 70 employees. Due to the reduction of the salaried workforce, the

U.S. postretirement plans were revalued as of June 30, 2005. At that time, the discount rate was reduced from 5.75 percent to 5.00 percent. This revaluation resulted in additional net periodic benefit cost of $0.1 million in the second quarter of 2005. The normal measurement date of the U.S. and non-U.S. plans is December 31. The salary reduction plan is explained in further detail in Note 6.
9. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Numerator for earnings per share - net (loss) earnings that is available to common shareholders	$(3,307)	$4,167	$(12,361)	$1,648
Denominator for basic earnings per share — weighted-average shares outstanding	14,254,121	13,947,861	14,139,206	13,878,877

Effect of dilutive securities — employee stock options, employee stock purchase plan (ESPP) and warrants (1)	—	2,780	—	999

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	14,254,121	13,950,641	14,139,206	13,879,876

Basic loss per share	$(0.23)	$0.30	$(0.87)	$0.12

Diluted loss per share	$(0.23)	$0.30	$(0.87)	$0.12

(1)	The effect of the employee stock purchase plan (ESPP) of 6,537 shares for the quarter ended September 30, 2006, was anti-dilutive. The effect of the ESPP of 1,504 shares for the nine-month period ended September 30, 2006 was anti-dilutive. These anti-dilutive shares were not included in the earnings per share calculations due to the net losses reported. All other employee stock options and warrants were excluded from the diluted weighted average shares calculations as they were not in-the-money as of September 30, 2006.
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
On December 6, 2005, the Company’s Board of Directors, acting as the Compensation Committee of the whole, accelerated the vesting of all outstanding and unvested nonqualified stock options granted through 2004 under the Company’s 1999 Equity Participation Plan and Amended and Restated 1999 Equity Participation Plan. As a result, options to purchase 258,731 shares of the Company’s common stock became exercisable on December 6, 2005. Of that amount, options that were granted through 2004 to the Company’s named executive officers became immediately exercisable. In the case of each of the stock options in question, the exercise price greatly exceeded the fair market value of the Company’s common stock on December 6, 2005. The decision to accelerate vesting of these options was made primarily to avoid recognition of compensation expense related to these underwater stock options in financial statements relating to future fiscal periods. By accelerating these underwater stock options, the Company estimates a reduction the stock option expense it otherwise would have been required to record by approximately $0.3 million in 2006, $0.1 milliion in 2007 and $0.03 million in 2008 on an after-tax basis.

Employee Stock Purchase Plan (“ESPP”)
We have an ESPP under which 650,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. At December 31, 2005, 470,062 shares were available for issuance under the ESPP. At September 30, 2006, 474,900 shares were available for issuance under the ESPP. Starting in 2003, repurchased common stock is being used to fund the ESPP. A participant may elect to have payroll deductions made during the offering period in an amount not less than 2 percent and not more than 20 percent of the participant’s compensation during the option period. The option period starts on the offering date (June 1st) and ends on the exercise date (May 31st). In no event may the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or the successor corporation or a parent or subsidiary of such successor corporation will substitute an equivalent option.
No ESPP awards were granted during the three months ending September 30, 2006, as ESPP grants generally occur annually on May 31st.
Equity Participation Plan Program Description
We have three equity participation plans: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and (3) the Libbey Inc. 2006 Omnibus Incentive Plan. Although options previously granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. remain outstanding, no further grants of equity-based compensation may be made under those plans. However, up to a total of 1,500,000 shares of Libbey Inc. common stock are available for issuance as equity-based compensation under the Libbey Inc. 2006 Omnibus Incentive Plan. Under the Libbey Inc. 2006 Omnibus Incentive Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. There were no stock options or other equity-based awards granted in the third quarter of 2006. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options outstanding as of September 30, 2006, is generally four (4) years. Stock options are amortized over the vesting period using the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25” (FIN 28) expense attribution methodology.
Prior Year Pro forma Information
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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation. The table below shows the effect on our net loss and loss per share for the three months and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005

Reported net income:	$4,167	$1,648
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	181	611
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	32

Pro forma net income	$3,986	$1,069

Basic income per share:
Reported basic income per share	$0.30	$0.12
Pro forma basic income per share	$0.29	$0.08

Diluted income per share:

Reported diluted income per share	$0.30	$0.12
Pro forma diluted income per share	$0.29	$0.08

General Stock Option Information
Stock option compensation expense of $0.4 million is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based payment transactions is immaterial for the nine months ended September 30, 2006.
The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were no stock option grants made during the three months ended September 30, 2006. Under the Black-Scholes option pricing model, the weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 is $3.31. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions used for grants in the three months ended and nine months ended September 30, 2006 and 2005, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Stock option grants:
Risk-free interest rate	N/A	4.29%	4.57%	4.29%
Expected term (years)	N/A	6.1	6.1	6.1
Expected volatility	N/A	34.6%	38.56%	34.6%
Expected dividend yield	N/A	2.3%	3.19%	2.3%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life. The rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.

•	The expected term represents the period of time the options are expected to be outstanding and is based on historical trends. Additionally, we use historical data to estimate option exercises and employee forfeitures. We review the actual and estimated forfeitures on an annual basis and record an adjustment, if necessary. Employees’ expected exercises and post-vesting employment termination behavior was also incorporated into the fair value of an option. We project the expected life of our stock options based upon historical and other economic data trended into future years. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed considering our historical experience. The range of expected volatilities used is 33.34 percent to 38.56 percent, and the average expected volatility is 34.55 percent. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected life of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.
There were no significant modifications that occurred during the third quarter of 2006. In order to fulfill exercises of stock options, we issue the shares from treasury stock . We currently have a sufficient number of treasury shares on hand to fund equity-based awards under the Libbey Inc. 2006 Omnibus Incentive Plan and to fund purchases under the ESPP in future offering periods.
Information with respect to our stock options at September 30, 2006 is as follows:

			Weighted
		Weighted average	average	Aggregate
		exercise price (per	remaining	Intrinsic
	Shares	share)	contractual life	Value

Balance at December 31, 2005	1,555,556	$28.04	5.76	$—
Options granted	10,000	10.20
Options exercised	—	—
Options cancelled	(47,900)	31.53

Balance at March 31, 2006	1,517,656	$27.81	5.85	—

Exercisable at March 31, 2006	1,236,356	$30.00		$—

			Weighted
		Weighted average	average	Aggregate
		exercise price (per	remaining	Intrinsic
	Shares	share)	contractual life	Value

Balance at March 31, 2006	1,517,656	$27.81	5.85	$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(7,050)	22.06

Balance at June 30, 2006	1,510,606	$27.38	5.05	—

Exercisable at June 30, 2006	1,355,946	$29.17	4.83	$—

			Weighted
		Weighted average	average	Aggregate
		exercise price (per	remaining	Intrinsic
	Shares	share)	contractual life	Value

Balance at June 30, 2006	1,510,606	$27.38	5.05	$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(1,900)	32.74

Balance at September 30, 2006	1,508,706	$27.38	4.81	—

Exercisable at September 30, 2006	1,354,046	$29.17	4.58	$—

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. SFAS No. 123-R requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows.

	For three months ended	For nine months ended
	September 30, 2006	September 30, 2006

Intrinsic value of options exercised	$—	$—
Cash received for options exercised	—	—
Excess tax benefits realized from tax deductions from options exercised	—	—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $11.19 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. There are no in-the-money options exercisable as of September 30, 2006.

As of September 30, 2006, $0.4 million of total unrecognized compensation expense related to nonvested stock options are expected to be recognized within the next four years on a weighted-average basis. The total fair value of shares vested during the nine months ended September 30, 2006 is $1,146.
The following table summarizes our nonvested stock option activity for the nine months ended September 30, 2006:

		Weighted average
	Shares	fair value(per share)

Nonvested at December 31, 2005:	145,260	$3.81
Granted	10,000	3.31
Vested	—	—
Cancelled	(300)	3.81

Nonvested at March 31, 2006	154,960	$3.70

		Weighted average
	Shares	fair value (per share)

Nonvested at March 31, 2006:	154,960	$3.78
Granted	—	—
Vested	(300)	3.82
Cancelled	—	—

Nonvested at June 30, 2006	154,660	$3.78

		Weighted average
	Shares	fair value (per share)

Nonvested at June 30, 2006:	154,660	$3.78
Granted	—	—
Vested	—	—
Cancelled	—	—

Nonvested at September 30, 2006	154,660	$3.78

11. Derivatives
As of September 30, 2006, we had Interest Rate Protection Agreements for $200 million of our variable rate debt, and commodity contracts for 4.59 million British Thermal Units (BTUs) of natural gas, with a fair value of $(4.4) million, accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities (Statement 133). The fair value of these derivatives is included in Derivative Liability on the Condensed Consolidated Balance Sheet for the Interest Rate Protection Agreements and commodity contracts. At September 30, 2005, we had Interest Rate Protection Agreements for $25.0 million of our variable rate debt and commodity contracts for 2.5 million BTUs of natural gas.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions.
All of our derivatives qualify and are designated as cash flow hedges (except for 2006 natural gas contracts at Crisa) at September 30, 2006. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. In the third quarter of 2006 and 2005, we recognized a loss of $1.7 million and a gain of $0.5 million, respectively, which represented the impact of accounting under statement 133 on the statement of operations.
12. Comprehensive Income (Loss)
Components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net (loss) income	$(3,307)	$4,167	$(12,361)	$1,648
Minimum pension liability and intangible pension asset	—	—	(118)	—
Change in fair value of derivative instruments (see detail below)	(959)	5,871	(5,683)	8,540
Effect of exchange rate fluctuation	(99)	(41)	(84)	(331)

Comprehensive (loss) income	$(4,365)	$9,997	$(18,246)	$9,857

Accumulated other comprehensive loss (net of tax) includes:

	September 30, 2006	December 31, 2005

Minimum pension liability and intangible pension assets	$(34,888)	$(34,770)
Derivatives	(1,940)	3,743
Exchange rate fluctuation	(178)	(94)

Total	$(37,006)	$(31,121)

The change in other comprehensive income for derivative instruments for the Company is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Change in fair value of derivative instruments	$(1,762)	$10,440	$(9,203)	$14,719
Less:
Income tax effect	803	(4,569)	3,520	(6,179)

Other comprehensive income related to derivatives	$(959)	$5,871	$(5,683)	$8,540

13. Guarantees
The paragraphs below describe our guarantees, in accordance with Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
The debt of Libbey Glass and Libbey Europe B.V, pursuant to the ABL Facility, the Senior Notes and the PIK Notes, is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass. All are related parties that are included in the Condensed Consolidated Financial Statements. See Note 5 for further disclosure on debt of Libbey. Pursuant to the indenture agreements that govern the Senior Notes and the PIK Notes, Libbey Glass is required to provide certain financial information to holders and to the indenture trustee within fifteen days after the date that Libbey Glass would be required to file quarterly and annual reports if Libbey Glass were subject to the periodic reporting requirements of the Exchange Act. Libbey Inc. may fulfill this obligation by filing with the Securities and Exchange Commission consolidating financial statements for (i) Libbey Inc., (ii) Libbey Glass, (iii) the subsidiaries of Libbey Inc. that guarantee the Senior Notes and the PIK Notes and (iv) the subsidiaries of Libbey Inc. that do not guarantee the Senior Notes and the PIK Notes. Libbey Inc. has provided such consolidating financial statements within the filing of this quarterly report in compliance with the requirements of the indentures. (See Note 14).
In addition, Libbey Inc. guarantees the payment by Crisa of its obligation to purchase electricity pursuant to a Power Purchase Agreement to which Crisa is a party. The guarantee is limited to the lesser of 49 percent of any such obligation of Crisa and $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003. In connection with the June 16, 2006 acquisition of the remaining 51 percent ownership interest in Crisa, (a) we have agreed to execute and deliver a guarantee pursuant to which we would agree to guarantee to the electricity provider the payment and performance of 100 percent of Crisa’s obligations under the Power Purchase Agreement, in exchange for which the electricity provider would release Vitro from its guarantee of Crisa’s obligation under the Power Purchase Agreement; and (b) pending the electricity provider’s release of Vitro from its guarantee of Crisa’s obligations, we will indemnify Vitro for any liability it may incur if Crisa defaults under the Power Purchase Agreement and the electricity provider seeks recourse against Vitro under its guarantee of Crisa’s obligations.
In October 1995, we guaranteed the obligations of Syracuse China Company and Libbey Canada Inc. under the Asset Purchase Agreement for the acquisition of Syracuse China. The guarantee is limited to $5.0 million and expires October 10, 2010. The guarantee is in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd.
In connection with our acquisition of Crisal-Cristalaria Automática, S.A. (Crisal), we agreed to guarantee the payment, if and when such payment becomes due and payable, by Libbey Europe B.V. of the Earn-Out Payment, as defined in the Stock Promissory Sale and Purchase Agreement dated January 10, 2005, between Libbey Europe B.V., as purchaser, and VAA-Vista Alegre Atlantis SGPS, SA, as seller. The obligation of Libbey Europe B.V., and ultimately Libbey Inc., to pay the Earn-Out Payment (which is equal to 5.5 million euros) is contingent upon Crisal achieving certain targets relating to earnings before interest, taxes, depreciation and amortization and net sales. In no event will the Earn-Out Payment be due prior to the third anniversary of the closing date, which was January 10, 2005. (See Note 16).
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
14. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, wholly owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, wholly owned domestic subsidiaries of Libbey Inc, as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2006.
At September 30, 2006 and December 31, 2005, Libbey Inc.’s indirect, wholly owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc. and LGAC LLC (together with Crisa Industrial LLC, which became an indirect, wholly owned subsidiary of Libbey Inc. on June 16, 2006, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Three months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$91,693	$27,822	$75,698	$(11,957)	$183,256
Freight billed to customers	—	239	326	439	—	1,004

Total revenues	—	91,932	28,148	76,137	(11,957)	184,260
Cost of sales	—	73,064	24,340	67,175	(11,887)	152,692

Gross profit	—	18,868	3,808	8,962	(70)	31,568
Selling, general, and administrative expenses	—	13,321	1,685	5,723	—	20,729
Special charges	—	—	—	—	—	—

Income (loss) from operations	—	5,547	2,123	3,239	(70)	10,839

Equity earnings (loss) — pretax	—	—	—	—	—	—
Other (expense) income	—	(400)	147	(1,480)	—	(1,733)

Earnings (loss) before interest and income taxes and minority interest	—	5,147	2,270	1,759	(70)	9,106
Interest expense	—	14,459	449	643	—	15,551

Earnings (loss) before income taxes and minority interest	—	(9,312)	1,821	1,116	(70)	(6,445)
Income taxes	—	(3,758)	937	(272)	(23)	(3,116)

Net income (loss) before minority interest	—	(5,554)	884	1,388	(47)	(3,329)
Minority interest and equity in net (loss) income of subsidiaries	(3,307)	2,247	—	22	1,060	22

Net (loss) income	$(3,307)	$(3,307)	$884	$1,410	$1,013	$(3,307)

The following represents the total special charges included in the above Statement of Operations (see note 6):

Special charges included in:
Cost of sales		$—	$—	$—	$—	$—
Special charges		—	—	—	—	—
Interest expense		—	—	—	—	—

Total pretax special charges		$—	$—	$—	$—	$—

Special charges net of tax		$—	$—	$—	$—	$—

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Three months ended September 30, 2005
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$88,624	$25,106	$23,109	$(1,266)	$135,573
Freight billed to customers	—	149	286	9	—	444

Total revenues	—	88,773	25,392	23,118	(1,266)	136,017
Cost of sales	—	69,703	22,567	17,725	(1,245)	108,750

Gross profit	—	19,070	2,825	5,393	(21)	27,267
Selling, general, and administrative expenses	—	11,542	2,001	3,245	—	16,788
Special charges	—	487	—	—	—	487

Income (loss) from operations	—	7,041	824	2,148	(21)	9,992
Equity earnings (loss) — pretax	—	—	(73)	(1,110)	—	(1,183)
Other (expense) income	—	994	9	(80)	—	923

Earnings (loss) before interest and income taxes and minority interest	—	8,035	760	958	(21)	9,732
Interest expense	—	2,329	—	1,069	—	3,398

Earnings (loss) before income taxes and minority interest	—	5,706	760	(111)	(21)	6,334
Income taxes	—	1,883	251	(36)	(8)	2,090

Net income (loss) before minority interest	—	3,823	509	(75)	(13)	4,244
Minority interest and equity in net income (loss) of subsidiaries	4,167	344	—	(77)	(4,511)	(77)

Net income (loss)	$4,167	$4,167	$509	$(152)	$(4,524)	$4,167

The following represents the total special charges included in the above Statement of Operations (see note 6):

Special charges included in:
Cost of sales		$—	$—	$—	$—	$—
Selling, general and administrative expenses		—	—	—	—	—
Special charges		487	—	—	—	487

Total pretax special charges		$487	$—	$—	$—	$487

Special charges net of tax		$326	$—	$	$—	$326

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Nine months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$274,123	$83,381	$133,832	$(15,216)	$476,120
Freight billed to customers	—	547	1,017	823	—	2,387

Total revenues	—	274,670	84,398	134,655	(15,216)	478,507
Cost of sales	—	221,126	72,916	117,795	(15,216)	396,621

Gross profit	—	53,544	11,482	16,860	—	81,886
Selling, general, and administrative expenses	—	42,328	5,127	12,056	—	59,511
Special charges	—	—	—	12,587	—	12,587

Income (loss) from operations	—	11,216	6,355	(7,783)	—	9,788
Equity earnings (loss) — pretax	—	—	612	1,374	—	1,986
Other (expense) income	—	(153)	205	(2,296)	—	(2,244)

Earnings (loss) before interest and income taxes and minority interest	—	11,063	7,172	(8,705)	—	9,530
Interest expense	—	24,802	451	4,107	—	29,360

Earnings (loss) before income taxes and minority interest	—	(13,739)	6,721	(12,812)	—	(19,830)
Income taxes	—	(5,221)	2,554	(4,868)	—	(7,535)

Net income (loss) before minority interest	—	(8,518)	4,167	(7,944)	—	(12,295)
Minority interest and equity in net (loss) income of subsidiaries	(12,361)	(3,843)	—	(66)	16,204	(66)

Net (loss) income	$(12,361)	$(12,361)	$4,167	$(8,010)	$16,204	$(12,361)

The following represents the total special charges included in the above Statement of Operations (see note 6):

Special charges included in:
Cost of sales		$—	$—	$2,543	$—	$2,543
Special charges		—	—	12,587	—	12,587
Interest expense		3,490	—	1,416	—	4,906

Total pretax special charges		$3,490	$—	$16,546	$—	$20,036

Special charges net of tax		$2,164	$—	$10,258	$—	$12,422

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Nine months ended September 30, 2005
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$260,707	$80,751	$70,188	$(1,751)	$409,895
Freight billed to customers	—	439	952	31	—	1,422

Total revenues	—	261,146	81,703	70,219	(1,751)	411,317
Cost of sales	—	211,471	66,918	59,317	(1,751)	335,955

Gross profit	—	49,675	14,785	10,902	—	75,362
Selling, general, and administrative expenses	—	40,262	6,515	8,332	—	55,109
Special charges	—	6,994	687	—	—	7,681

Income (loss) from operations	—	2,419	7,583	2,570	—	12,572
Equity earnings (loss) — pretax	—	—	295	(1,676)	—	(1,381)
Other (expense) income	—	1,693	(38)	—	—	1,655

Earnings (loss) before interest and income taxes and minority interest	—	4,112	7,840	894	—	12,846
Interest expense	—	7,078	—	3,162	—	10,240

Earnings (loss) before income taxes and minority interest	—	(2,966)	7,840	(2,268)	—	2,606
Income taxes	—	(979)	2,587	(748)	—	860

Net income (loss) before minority interest	—	(1,987)	5,253	(1,520)	—	1,746
Minority interest and equity in net income (loss) of subsidiaries	1,648	3,635	—	(98)	(5,283)	(98)

Net income (loss)	$1,648	$1,648	$5,253	$(1,618)	$(5,283)	$1,648

The following represents the total special charges included in the above Statement of Operations (see note 6):

Special charges included in:
Cost of sales		$867	$—	$—	$—	$867
Selling, general and administrative expenses		1,347	—	—	—	1,347
Special charges		6,994	687	—	—	7,681

Total pretax special charges		$9,208	$687	$—	$—	$9,895

Special charges net of tax		$6,169	$461	$—	$—	$6,630

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands) (unaudited)

September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash	$—	$16,802	$535	$20,467	$—	$37,804
Accounts receivable — net	—	45,269	9,251	50,188	—	104,708
Inventories — net	—	62,351	32,134	73,374	—	167,859
Other current assets	—	18,294	1,136	(1,826)	—	17,604

Total current assets	—	142,716	43,056	142,203	—	327,975
Investments in and advances to subsidiaries	104,304	335,230	288,191	154,931	(882,656)	—
Goodwill and purchased intangible assets — net	—	26,807	16,357	153,591	—	196,755
Property, plant and equipment — net	—	104,400	20,953	184,424	—	309,777
Other non-current assets	—	41,243	2,682	11,133	—	55,058

Total assets	$104,304	$650,396	$371,239	$646,282	$(882,656)	$889,565

Accounts payable	$—	$28,283	$2,347	$42,929	$—	$73,559
Accrued liabilities	—	48,237	13,060	19,520	—	80,817
Notes payable and long-term debt due within one year	—	115	—	1,132	—	1,247

Total current liabilities	—	76,635	15,407	63,581	—	155,623

Long-term debt	—	398,348	3,002	82,685	—	484,035
Other long-term liabilities and minority interest	—	101,177	8,993	35,433	—	145,603

Total liabilities	—	576,160	27,402	181,699	—	785,261

Total shareholders’ equity	104,304	74,236	343,837	464,583	(882,656)	104,304

Total liabilities and shareholders’ equity	$104,304	$650,396	$371,239	$646,282	$(882,656)	$889,565

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

December 31, 2005
	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$—	$2,817	$300	$125	$—	$3,242
Accounts receivable — net	—	50,358	10,145	18,539	—	79,042
Inventories — net	—	57,420	39,715	25,437	—	122,572
Other current assets	—	13,806	3,767	1,484	—	19,057

Total current assets	—	124,401	53,927	45,585	—	223,913
Investments in and advances to subsidiaries	119,605	119,644	50,989	39,219	(252,800)	76,657
Goodwill and purchased intangible assets — net	—	27,540	16,195	17,868	—	61,603
Property, plant and equipment — net	—	108,711	22,963	68,454	—	200,128
Other non-current assets	—	33,772	203	(492)	—	33,483

Total assets	$119,605	$414,068	$144,277	$170,634	$(252,800)	$595,784

Accounts payable	$—	$26,329	$4,442	$16,249	$—	$47,020
Accrued liabilities	—	44,327	9,452	8,365	—	62,144
Notes payable and long-tern debt due within one year	—	115	—	12,185	—	12,300

Total current liabilities	—	70,771	13,894	36,799	—	121,464
Long-term debt	—	159,550	—	89,829	—	249,379
Other long-term liabilities and minority interest	—	97,781	6,470	1,085	—	105,336

Total liabilities	—	328,102	20,364	127,713	—	476,179
Total shareholders’ equity	119,605	85,966	123,913	42,921	(252,800)	119,605

Total liabilities and shareholders’ equity	$119,605	$414,068	$144,277	$170,634	$(252,800)	$595,784

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

Three months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(3,307)	$(3,307)	$884	$1,410	$1,013	$(3,307)
Depreciation and amortization	—	4,065	846	5,760	—	10,671
Other operating activities	3,307	4,453	164	(3,126)	(1,013)	3,785

Net cash provided by (used in) operating activities	—	5,211	1,894	4,044	—	11,149
Additions to property, plant & equipment	—	(8,392)	(531)	(11,378)	—	(20,301)
Other investing activities	—	14,034	(3,094)	(11,364)	—	(424)

Net cash provided by (used in) investing activities	—	5,642	(3,625)	(22,742)	—	(20,725)
Net borrowings	—	(1,964)	—	19,072	—	21,036
Other financing activities	—	(2,284)	1,930	(36)	—	(390)

Net cash provided by (used in) financing activities	—	(320)	1,930	19,036	—	20,646
Exchange effect on cash	—	—	—	73	—	73

Increase in cash	—	10,533	199	411	—	11,143
Cash at beginning of period	—	6,269	336	20,056	—	26,661

Cash at end of period	$—	$16,802	$535	$20,467	$—	$37,804

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

Three months ended September 30, 2005
	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Income (loss)	$4,167	$4,167	$509	$(152)	$(4,524)	$4,167
Depreciation and amortization	—	4,958	1,290	2,912	—	9,160
Other operating activities	(4,167)	(8,178)	(738)	(3,513)	4,524	(12,072)

Net cash provided by (used in) operating activities	—	947	1,061	(753)	—	1,255
Additions to property, plant & equipment	—	(5,880)	(491)	(1,018)	—	(7,389)
Other investing activities	—	(231)	—	454	—	223

Net cash provided by (used in) investing activities	—	(6,111)	(491)	(564)	—	(7,166)
Net borrowings	—	4,830	—	2,164	—	6,544
Other financing activities	—	(659)	(421)	(851)	—	(1,931)

Net cash provided by (used in) financing activities	—	3,721	(421)	1,313	—	4,613
Exchange effect on cash	—	—	—	—	—	—

Increase (decrease) in cash	—	(1,443)	149	(4)	—	(1,298)
Cash at beginning of period	—	2,275	226	39	—	2,540

Cash at end of period	$—	$832	$375	$35	$—	$1,242

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

Nine months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(12,361)	$(12,361)	$4,167	$(8,010)	$16,204	$(12,361)
Depreciation and amortization	—	13,399	2,575	11,238	—	27,212
Other operating activities	12,361	29,671	(7,404)	(1,751)	(16,204)	16,673

Net cash provided by (used in) operating activities	—	30,709	(662)	(1,477)	—	31,524
Additions to property, plant & equipment	—	(31,251)	(808)	(22,498)	—	(54,557)
Other investing activities	—	(211,449)	(1,297)	134,571	—	(77,995)

Net cash provided by (used in) investing activities	—	(242,700)	(2,105)	112,253	—	(132,552)
Net borrowings	—	244,232	—	(93,566)	—	150,666
Other financing activities	—	(18,256)	3,002	—	—	(15,254)

Net cash provided by (used in) financing activities	—	225,976	3,002	(93,566)	—	135,412
Exchange effect on cash	—	—	—	178	—	178

Increase in cash	—	13,985	235	20,342	—	34,562
Cash at beginning of period	—	2,817	300	125	—	3,242

Cash at end of period	$—	$16,802	$535	$20,467	$—	$37,804

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

Nine months ended September 30, 2005
	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Income (loss)	$1,648	$1,648	$5,253	$(1,618)	$(5,283)	$1,648
Depreciation and amortization	—	14,253	3,792	7,566	—	25,611
Other operating activities	(1,648)	(2,910)	(1,518)	(13,720)	(5,283)	(14,513)

Net cash provided by (used in) operating activities	—	12,991	7,527	(7,772)	—	12,746
Additions to property, plant & equipment	—	(19,826)	(1,191)	(5,486)	—	(26,503)
Other investing activities	—	(985)	754	(28,536)	—	(28,767)

Net cash provided by (used in) investing activities	—	(20,811)	(437)	(34,022)	—	(55,270)
Net borrowings	—	(491)	—	42,628	—	42,137
Other financing activities	—	3,409	(7,173)	(851)	—	(4,615)

Net cash provided by (used in) financing activities	—	2,918	(7,173)	41,777	—	37,522
Exchange effect on cash	—	—	—	—	—	—

Increase (decrease) in cash	—	(4,902)	(83)	(17)	—	(5,002)
Cash at beginning of period	—	5,734	458	52	—	6,244

Cash at end of period	$—	$832	$375	$35	$—	$1,242

15. Segments
For 2005 and the first two quarters of 2006, we managed our business as one reportable segment, tableware products. With the acquisition of Crisa and our growing focus on the global market, we formed three reportable segments from which we derive revenue from external customers. We have reclassified prior period amounts to conform to the current presentation. The segments are distinguished as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, holloware and serveware; and plastic items for sale primarily in the foodservice, retail and industrial markets from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Condensed Consolidated Financial Statements. We do not have any customers who represent 10% or more of total sales. We evaluate the performance of our segments based upon sales and Earnings Before Interest and Taxes and Minority Interest (EBIT). Intersegment sales consummated at arm’s length and have been eliminated.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Sales
North American Glass	$131,005	$88,625	$320,669	$260,709
North American Other	27,821	25,065	83,381	80,674
International	28,108	22,462	77,289	70,188
Eliminations	(3,678)	(579)	(5,219)	(1,676)

Consolidated	$183,256	$135,573	$476,120	$409,895

EBIT
North American Glass	$8,144	$8,122	$1,650	$5,437
North American Other	1,681	412	4,822	6.137
International	(719)	1,198	3,050	1,272

Consolidated	$9,106	$9,732	$9,530	$12,846

Special Charges
North American Glass	$—	$487	$15,130	$8,920
North American Other	—	—	—	975
International	—	—	—	—

Consolidated	$—	$487	$15,130	$9,895

Equity Earnings (loss)
North American Glass	$—	$—	$—	$—
North American Other	—	—	—	—
International	—	(1,183)	1,986	(1,381)

Consolidated	$—	$(1,183)	$1,986	$(1,381)

Depreciation & Amortization
North American Glass	$7,219	$4,183	$17,005	$13,457
North American Other	805	1,265	2,534	3,765
International	2,647	3,712	7,673	8,389

Consolidated	$10,671	$9,160	$27,212	$25,611

Capital Expenditures
North American Glass	$8,637	$2,774	$21,426	$13,740
North American Other	123	833	381	1,547
International	11,541	3,782	32,750	11,216

Consolidated	$20,301	$7,389	$54,557	$26,503

Total Assets
North American Glass	$—	$—	$900,000	$443,663
North American Other	—	—	372,152	168,375
International	—	—	412,761	203,884
Eliminations	—	—	(795,348)	(167,452)

Consolidated	$—	$—	$889,565	$648,470

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Reconciliation of EBIT to Net Income
Segment EBIT	9,106	9,732	9,530	12,846
Interest Expense	15,551	3,398	29,360	10,240
Income Taxes	(3,116)	2,090	(7,535)	860
Minority Interest	22	(77)	(66)	(98)

Net Income	$(3,307)	$4,167	$(12,361)	$1,648

16. Subsequent Event
On October 13, 2006, we settled certain disputes with Allegre Altantis SGPS, SA (VAA) by entering into an agreement pursuant to which VAA transferred to Libbey Europe B.V., for 1 euro, the remaining 5 percent of Crisal that we did not acquire in January 2005. VAA also agreed to waive an earn out payment of 5.5 million euros. We expect to experience a cost savings of 7.5 million euros, 2.0 million euros for the remaining 5 percent of Crisal and 5.5 million euros for the earn out payment, with this agreement.
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
Overview
In June 2006, the Company’s wholly owned subsidiary Libbey Glass closed a private offering of $306 million aggregate principal amount of floating rate senior secured notes due 2011 and a private offering of units consisting of $102 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011. Concurrently, Libbey Inc. issued detachable warrants to purchase 485,309 shares of Libbey Inc. common stock at an exercise price of $11.25 per share. Concurrently, Libbey Glass entered into a new $150 million senior secured credit facility. We used the proceeds from these financings to purchase the remaining 51 percent equity interest in Crisa located in Monterrey, Mexico, bringing our ownership in Crisa to 100 percent, to repay substantially all existing indebtedness of Libbey and Crisa, and to pay related fees, expenses and redemption premiums.
The purchase price of the remaining 51 percent of Crisa was $84 million, including acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness. Crisa’s results of operations are included in our Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.
Results of Operations — Third Quarter 2006 Compared with Third Quarter 2005
Dollars in thousands, except percentages and per-share amounts

			Variance
Three months ended September 30,	2006	2005	in dollars	in percent
Net sales	$183,256	$135,573	$47,683	35.2%

Gross profit	$31,568	$27,267	$4,301	15.8%
Gross profit margin	17.2%	20.1%

Income from operations (IFO)	$10,839	$9,992	$847	8.5%
IFO margin	5.9%	7.4%

Earnings before interest and income taxes (EBIT)(1)(2)	$9,128	$9,655	$(527)	(5.5)%
EBIT margin	5.0%	7.1%

Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)	$20,188	$18,598	$1,590	8.5%
EBITDA margin	11.0%	13.7%

Net (loss) income	$(3,307)	$4,167	$(7,474)	(179.4)%
Net income margin	(1.8)%	3.1%

Diluted net (loss) income per share	$(0.23)	$0.30	$(.53)	(176.7)%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 for a reconciliation of loss before income taxes to EBIT and EBITDA.

(2)	Includes pre-tax special charges of $0.5 million related to capacity realignment due to the closure of our City of Industry facility (See Note 6).
Net Sales
For the quarter ended September 30, 2006, net sales increased 35.2 percent to $183.3 million from $135.6 million in the year-ago quarter. Excluding Crisa sales, net sales were up 6.2 percent in total. The increase in net sales was primarily attributable to the consolidation of sales of Crisa, the Company’s former joint venture in Mexico, a more than 10 percent increase in net sales to retail, Royal Leerdam and Crisal glassware customers and World Tableware products, and increases of more than 3.5 percent in shipments of Traex and Syracuse China products. Shipments to foodservice glassware customers were down slightly as the installation of a new warehouse management software system in Toledo resulted in delayed shipments of approximately $3 million of foodservice glassware.
Gross Profit
For the quarter ended September 30, 2006, gross profit increased by $4.3 million, or 15.8 percent, to $31.6 million, compared to $27.3 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 17.2 percent, compared to 20.1 percent in the year-ago quarter. The increase in gross profit is primarily attributable to the consolidation of Crisa, higher sales and higher production activity. Partially offsetting these improvements were an unfavorable mix of sales, amounting to $2.5 million of reduced gross profit, driven by the impact of the implementation of our Toledo warehouse management software on foodservice sales, the impact of Crisal close-out sales and higher distribution costs of $1.6 million primarily related to the increased sales and the warehouse management software installation, and $0.5 million in increased pension and postretirement welfare expenses.
Income From Operations
We recorded income from operations of $10.8 million for the quarter-ended September 30, 2006, compared to income from operations of $10.0 million for the quarter-ended September 30, 2005. Income from operations, excluding special charges (see Table 3), was $10.5 million for 2006. As a percent of sales, income from operations, excluding special charges, was 5.9 percent for the quarter-ended September 30, 2006, compared to 7.7 percent for the prior year quarter. Factors contributing to the increase in income from operations, excluding special charges, were higher gross profit (discussed above) and reduced selling, general and administrative expenses. This reduction in selling, general and administrative expenses is offset by the consolidation of Crisa for the quarter ended September 30, 2006.
Earnings Before Interest and Income Taxes (EBIT)
EBIT decreased by $0.5 million in the third quarter of 2006, compared to the year ago quarter. EBIT as a percentage of net sales decreased to 5.0 percent in the third quarter 2006, compared to 7.1 percent in the year ago quarter. EBIT, excluding special charges (see Table 3) decreased by $1.0 million and was $9.1 million for the quarter, as compared to $10.1 million for the year-ago quarter (see Table 3). As a percentage of sales, EBIT, excluding special charges, decreased 2.5 percent to 5.0 percent from 7.5 percent in the year-ago quarter. The key contributors to the reduction of EBIT, excluding special charges, compared to the prior year are the same as those discussed above under Income From Operations, in addition to an increase of almost $2.2 million in charges related to accounting under statement 133 for natural gas contracts as compared to the third quarter 2005. (See Note 11).
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $1.6 million, or 8.5 percent, for the quarter-ended September 30, 2006, compared to the year-ago quarter. As a percentage of net sales, EBITDA was 11.0 percent in the quarter-ended September 30, 2006, compared to 13.7 percent in the prior period. EBITDA, excluding special charges (see Table 1), increased by $1.1 million, or 5.8 percent, to $20.2 million for the quarter ended September 30, 2006, compared to the year-ago quarter. As a percentage of sales, EBITDA, excluding special charges, was 11.0 percent versus 14.1 percent for the prior year quarter. The additional EBITDA provided by Crisa was partially offset by increased charges of almost $2.2 million related to accounting under statement 133 for natural gas contracts. (See Note 11).

Net Income
We recorded a net loss of $3.3 million in the third quarter of 2006, compared to net income of $4.2 million in the third quarter of 2005. Net loss as a percentage of net sales was 1.8 percent in the third quarter of 2006, compared to net income of 3.1 percent in the year-ago quarter. Net loss, excluding special charges, (see Table 3) was $3.3 million, or 23 cents per share, compared to net income, excluding special charges, of $4.5 million, or 32 cents per diluted share in the year ago quarter. A $12.2 million increase in interest expense compared with the year-ago quarter is the result of the refinancing consummated on June 16, 2006, which resulted in higher debt from the purchase of Crisa and higher average interest rates. The effective tax rate increased to 48.3 percent for the quarter ended September 30, 2006 as compared to 33 percent in the year ago quarter. This increase was driven by the revised annual effective tax rate of 38 percent as the result of the Crisa acquisition and new inter-company debt structure put into place which will provide significant future tax savings.
Diluted Net Income Per Share
Diluted loss per share was $0.23 in the third quarter of 2006, compared with diluted income per share of $0.30 in the third quarter of 2005. The Company reported diluted earnings per share for the third quarter of 2005 of $0.32, as detailed in Table 3, and excluding pretax special charges of $0.5 million relating to the impact of capacity realignment charges associated with the shutdown of Libbey’s City of Industry, California, facility in February 2005. (See Note 6).
Results of Operations — First Nine Months 2006 compared with First Nine Months 2005
Dollars in thousands, except percentages and per-share amounts

			Variance
Nine months ended September 30,	2006 (3)	2005 (2)	in dollars	in percent

Net sales	$476,120	$409,895	$66,225	16.2%

Gross profit	$81,886	$75,362	$6,524	8.7%
Gross profit margin	17.2%	18.4%

Income from operations (IFO)	$9,788	$12,572	$(2,784)	(22.1)%
IFO margin	2.1%	3.1%

Earnings before interest and income taxes (EBIT)(1)	$9,464	$12,748	$(3,284)	(25.8)%
EBIT margin	2.0%	3.1%

Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$36,512	$38,142	$(1,630)	(4.3)%
EBITDA margin	7.7%	9.3%

Net (loss) income	$(12,361)	$1,648	$(14,009)	(850.1)%
Net income margin	(2.6)%	0.4%

Diluted net (loss) income per share	$(0.87)	$0.12	$(0.99)	(825.0)%

(1)	We believe that Earnings before interest and taxes (EBIT) and Earnings before interest, taxes, depreciation and amortization (EBITDA), non-GAAP financial measures, are useful metrics for evaluating our financial performance because they provide a more complete understanding of the underlying results of our core business. See Table 1 for a reconciliation of loss before income taxes to EBIT and EBITDA.

(2)	Includes special charges of $9.9 million related to capacity realignment due to the closure of our City of Industry facility and the reduction of our North American salaried workforce. (See Note 6.)

(3)	Includes special charges of $20.0 million related to Crisa restructuring and write-off of finance fees. (See Note 6.)

Net Sales
For the nine months ended September 30, 2006, sales increased 16.2 percent to $476.1 million from $409.9 million in the year-ago period. Excluding Crisa’s sales from June 16, 2006 to September 30, 2006, sales increased 4.8 percent compared with the first nine months of 2005. This increase in sales was attributable to increases of more than 6 percent in shipments to foodservice glassware customers, retail customers, Traex customers, Royal Leerdam customers, and Crisal customers. Sales of World Tableware products increased 5 percent as compared to the first nine months of 2005. Shipments to industrial customers were down almost 7 percent during the first nine months of 2006, while shipments of Syracuse China products were down slightly.
Gross Profit
For the nine months ended September 30, 2006, gross profit increased by $6.5 million, or 8.7 percent, compared to the year-ago period. For the nine months ended September 30, 2006, gross profit as a percentage of net sales decreased to 17.2 percent, compared to 18.4 percent in the year-ago period. Gross profit, excluding special charges (see Table 3), was $84.4 million for the nine months ended September 30, 2006, as compared to $76.2 million for the year-ago period (see Table 3). This represents an increase of 10.8 percent from the year-ago period. As a percentage net sales, gross profit, excluding special charges, for the nine months ended September 30, 2006 was 17.7 percent, compared to 18.6 percent for the year-ago period. Contributing to the increase in gross profit, excluding special charges, were the consolidation of Crisa, higher sales and higher production activity.
Income From Operations
Income from operations was $9.8 million during the first nine months of 2006, as compared to income from operations of $12.6 million during the year-ago period. Income from operations, excluding special charges (see Table 3), was $24.9 million for the first nine months of 2006, as compared to $22.5 million for the year-ago period, representing an increase of $2.5 million or 10.9 percent. As a percentage of net sales, income from operations, excluding special charges, was 5.2 percent, compared to 5.5 percent for the year-ago period. Contributing to the increase in income from operations, excluding special charges, were higher sales and higher production activity. Partially offsetting these improvements were an unfavorable mix of sales, the impact of Crisal close-out sales and higher distribution costs of $0.9 million primarily related to the increased sales and implementation issues of the warehouse management software at our Toledo facility.
Earnings Before Interest and Income Taxes (EBIT)
EBIT decreased by $3.3 million for the first nine months of 2006, compared to the year-ago period. EBIT as a percentage of net sales decreased to 2.0 percent in the first nine months of 2006, compared to 3.1 percent in the year ago period. EBIT, excluding special charges,(see Table 3), was $24.6 million for the nine months ended September 30, 2006, as compared to $22.6 million for the year-ago period. As a percentage of sales, EBIT, excluding special charges, decreased 0.3 percent to 5.2 percent from 5.5 percent in the year-ago period. The contributors to the improvement in EBIT, excluding special charges, compared to the prior period are the same as those discussed above under Income from Operations, in addition to an increase in pretax equity earnings from Crisa of $3.4 million as compared to the prior-year period. The increased equity earnings were the result of increased and more profitable sales, higher translation gain, and lower natural gas and electricity costs. Partially offsetting these improvements was a $3.1 million increase in charges related to accounting under Statement 133 for natural gas contracts. (See Note 11).
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $1.6 million, or 4.3 percent, for the nine months ended September 30, 2006, compared to the year-ago period. As a percentage of net sales, EBITDA was 7.7 percent in the nine months ended September 30, 2006, compared to 9.3 percent in the prior year period. For the first nine months of 2006, EBITDA, excluding special charges (see Table 1), was $51.6 million, a 7.5 percent increase over EBITDA, excluding special charges, of $48.0 million during the first nine months of 2005. The increase in EBITDA, excluding special charges, is attributable to the factors described above with respect to EBIT, excluding special charges.

Net Income
We reported a net loss of $12.4 million for the nine months ended September 30, 2006, compared to net income of $1.6 million for the nine months ended September 30, 2005. Net loss as a percentage of net sales was 2.6 percent for the nine months ended September 30, 2006, compared to net income as a percentage of sales of 0.4 percent for the year-ago period. Net loss increased due to special charges of $15.1 million pretax relating to the announced consolidation of two recently acquired Mexican facilities. A $19.1 million increase in interest expense compared with the year-ago period is the result of the refinancing consummated on June 16, 2006. Contributing to the increase in interest expense was a write-off of $4.9 million of financing fees associated with debt retired during the nine months ended September 30, 2006, higher debt and higher average interest rates. The effective tax rate increased to 38 percent for the nine months ended September 30, 2006 from 33 percent for the year-ago period. This increase was the result of the Crisa acquisition and related new inter-company debt structure put into place, which will provide significant future tax savings.
Diluted Net Income Per Share
Diluted loss per share was $0.87 in the first nine months of 2006, compared with diluted income per share of $0.12 in the first nine months of 2005. Diluted earnings per share for the first nine months of 2006, as detailed in the attached Table 3, and excluding special charges of $15.1 million pretax relating to the announced consolidation of two recently acquired Mexican facilities and the write-off of $4.9 million pretax of finance fees outlined in the attached Table 2, were $0.00 per diluted share. This compares to diluted earnings per share of $0.60 during the first nine months of 2005, excluding the impact of special charges relating to the 2005 salaried workforce reduction program and the capacity realignment charges associated with the shutdown of Libbey’s City of Industry, California, facility in February 2005, as detailed in Table 2.
Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Net Sales
North American Glass	$131,005	$88,625	48%	$320,669	$260,709	23%
North American Other	27,821	25,065	11%	83,381	80,674	3%
International	28,108	22,462	25%	77,289	70,188	10%
Eliminations	(3,678)	(579)		(5,219)	(1,676)

Consolidated	$183,256	$135,573		$476,120	$409,895

EBIT

North American Glass	$8,144	$8,122	0%	$1,650	$5,437	-70%
North American Other	1,681	412	308%	4,822	6,137	-21%
International	(697)	1,121	-162%	2,992	1,174	155%

Consolidated	$9,128	$9,655		$9,464	$12,748

North American Glass
For the quarter ended September 30, 2006, net sales increased 47.8 percent to $131.0 million from $88.6 million in the year-ago quarter. Excluding Crisa sales, net sales were up 3.5 percent in total. The increase in net sales was primarily attributable to the consolidation of sales of Crisa and a more than 10 percent increase in net sales to retail customers. Shipments to foodservice glassware customers were down slightly as the implementation of a new warehouse management software system in Toledo resulted in delayed shipments of approximately $3 million of foodservice glassware.
For the nine months ended September 30, 2006, sales increased 23.0 percent to $320.7 million from $260.7 million in the year-ago period. Excluding Crisa’s sales from June 16, 2006 to September 30, 2006, sales increased 5.1 percent compared to the first nine months of 2005. This increase in sales, excluding Crisa, was attributable to increases of more than 6 percent in shipments to foodservice glassware customers and retail glassware customers. Shipments to industrial glassware customers were down almost 7.0 percent during the first nine months of 2006.
EBIT remained flat at $8.1 million for the third quarter of 2006, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to 6.2 percent in the third quarter 2006, compared to 9.2 percent in the year-ago quarter. EBIT, excluding special charges (See Table 6) decreased by $0.5 million and was $8.1 million for the quarter, as compared to $8.6 million. As a percentage of net sales, EBIT, excluding special charges, decreased 3.5 percent to 6.2 percent from 9.7 percent in the year-ago quarter. The key contributors to the reduction of EBIT, excluding special charges, compared to the prior year is the increase of almost $2.2 million in charges related to Statement 133 accounting for natural gas contracts (see Note 11) with an offsetting increase from the consolidation of Crisa for the quarter ended September 30, 2006.
EBIT decreased by $3.8 million for the first nine months of 2006, compared to the year-ago period. EBIT as a percentage of net sales decreased to 0.5 percent in the first nine months of 2006, compared to 2.1 percent in the year-ago period. EBIT, excluding special charges, (See Table 6), was $16.8 million for the nine months ended September 30, 2006, as compared to $14.4 million for the year-ago period. As a percentage of net sales, EBIT, excluding special charges, decreased 0.3 percent to 5.2 percent from 5.5 percent in the year-ago period. The contributors to the improvement in EBIT, excluding special charges, compared to the prior period were higher sales and production activity along with the consolidation of Crisa. Partially offsetting these improvements were higher distribution costs related to the increased sales, the warehouse management software implementation issues at our Toledo facility, and a $3.1 million increase in charges related to accounting under Statement 133 for natural gas contracts. (See Note 11).
North American Other
For the quarter ended September 30, 2006, net sales increased 11.0 percent to $27.8 million from $25.1 million in the year-ago quarter. The increase in net sales was primarily attributable to a more than 10.0 percent increase in net sales of World Tableware products. Shipments of Traex and Syracuse China products increased more than 3.5 percent.
For the nine months ended September 30, 2006, sales increased 3.4 percent to $83.4 million from $80.7 million in the year-ago period. This increase in sales was attributable to increases of more than 6.0 percent in shipments to Traex customers. Sales of World Tableware products increased 5.0 percent as compared to the first nine months of 2005. Shipments of Syracuse China products were down slightly.
EBIT increased by $1.3 million for the third quarter of 2006, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 6.0 percent in the third quarter 2006, compared to 1.6 percent in the year-ago quarter. The key contributors to the increase in EBIT compared to the prior year are the increased sales and an increase in production activity levels.
EBIT decreased by $1.3 million for the first nine months of 2006, compared to the year-ago period. EBIT as a percentage of net sales decreased to 5.8 percent in the first nine months of 2006, compared to 7.6 percent in the year-ago period. EBIT, excluding special charges, (See Table 6), was $4.8 million for the nine months ended September 30, 2006, as compared to $7.1 million for the year-ago period. As a percentage of net sales, EBIT, excluding special charges, decreased 3.0 percent to 5.8 percent from 8.8 percent in the year-ago period. The contributors to the reduction in EBIT, excluding special charges, compared to the prior period were higher raw material costs, increased manufacturing expenses at the Company’s Syracuse China facility, along with a reduction in shipments of Syracuse China products as a result of the 38 day work stoppage in the second quarter of 2006.
International
For the quarter ended September 30, 2006, net sales increased 25.1 percent to $28.1 million from $22.5 million in the year-ago quarter. The increase in net sales was primarily attributable to a more than 10.0 percent increase in net sales of Royal Leerdam and Crisal products.
For the nine months ended September 30, 2006, sales increased 10.1 percent to $77.3 million from $70.2 million in the year-ago period. This increase in sales was attributable to increases of more than 6.0 percent in shipments to Royal Leerdam and Crisal customers.
EBIT decreased by $1.8 million for the third quarter of 2006, compare to the year-ago quarter. EBIT as a percentage of net sales decreased to (2.5) percent in the third quarter 2006, compared to 5.0 percent in the year-ago quarter. The key contributors to the decrease in EBIT compared to the prior year is the impact of Crisal close-out sales with negative gross margins in the third quarter of 2006 and start up costs related to our new glass manufacturing plant in China.
EBIT increased by $1.8 million for the first nine months of 2006, compared to the year-ago period. EBIT as a percentage of net sales increased to 3.9 percent in the first nine months of 2006, compared to 1.7 percent in the year-ago period. The contributors to the improvement in EBIT compared to the prior period were increased sales and gross profit in addition to an increase in pretax equity earnings from Crisa of $3.4 million.

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
Working Capital
The following table presents working capital items:

Dollars in thousands,
except percentages
and DSO, DIO, DPO			Variance to September 30, 2006			Variance to September 30, 2006
and DWC	September 30, 2006	June 30, 2006	in dollars	in percent	December 31, 2005	in dollars	in percent
Accounts receivable	$104,708	$103,849	$859	0.8%	$79,042	$25,666	32.5%
DSO (1),(7)	50.9	47.6			50.8
Inventories	167,859	161,827	$6,032	3.7%	122,572	45,287	36.9%
DIO (2),(7)	81.7	74.6			78.7
Accounts payable	73,559	59,447	$14,112	23.7%	47,020	26,539	56.4%
DPO (3), (7)	35.8	22.6			30.2

Working capital (4)	$199,008	$206,229	$(7,221)	(3.5)%	$154,594	$44,414	28.7%
DWC (5),(7)	96.8	99.6			99.3

Percentage of LTM net sales (6), (7)	26.5%	27.3%			27.2%

DSO, DIO and DWC are all calculated using net sales as the denominator on a 365 day calendar year.
(1)	Days sales outstanding (DSO) measures the number of days it takes, to turn receivables into cash.
(2)	Days inventory outstanding (DIO) measures the number of days it takes, to turn inventory into cash.
(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.
(4)	Working capital is defined as inventories and accounts receivable less accounts payable.
(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
(6)	LTM – last twelve months
(7)	The June 30, 2006 calculations exclude the Crisa results of operations for June 16, 2006 through June 30, 2006. The September 30, 2006 calculations include the Crisa results of operations for the third quarter ending September 30, 2006 and a pro forma amount for the last twelve months.

Working capital, defined as inventories and accounts receivable less accounts payable, was $199.0 million at September 30, 2006, which includes an addition of working capital associated with Crisa of $46.0 million. Working capital, excluding Crisa, at September 30, 2006 was $153.0 million. Including Crisa, working capital decreased $7.2 million from June 30, 2006. Excluding Crisa, working capital decreased $1.6 million from December 31, 2005. These decreases are the result of higher accounts payable relating to seasonal payments which also existed at September 30, 2006. However, the Company’s working capital, excluding Crisa, was $16.4 million lower than the year-ago period, primarily as a result of the successful inventory control programs.
Cash Flow
The following table presents key drivers to free cash flow.

Dollars in thousands, except percentages			Variance
Three months ended September 30,	2006	2005	in dollars	in percent
Net cash provided by operating activities	$11,149	$1,255	$9,894	788.4%
Capital expenditures	(20,301)	(7,389)	(12,912)	174.7%
Proceeds from asset sales and other	—	223	(223)	(100.0)%
Acquisitions and related costs	(424)	—	(424)	100.0%

Free cash flow (1)	$(9,576)	$(5,911)	$(3,665)	(61.8)%

Our net cash provided by operating activities was $11.1 million in the third quarter of 2006, compared to $1.3 million in the prior-year quarter, or an increase of $9.9 million. Our free cash flow was $(9.6) million during the third quarter 2006, compared to $(5.9) million in the prior-year quarter, a decrease of $3.7 million. The decrease is attributable to increased capital expenditures primarily related to the construction of our new plant in China offset by the increase in net cash provided by operating activities.

Dollars in thousands, except percentages			Variance
Nine months ended September 30,	2006	2005	in dollars	in percent
Net cash provided by operating activities	$31,524	$12,746	$18,778	147.3%
Capital expenditures	(54,557)	(26,503)	(28,054)	105.9%
Proceeds from asset sales and other	—	223	(223)	(100.0)%
Acquisitions and related costs	(77,995)	(28,990)	(49,005)	169.0%

Free cash flow (1)	$(101,028)	$(42,524)	$(58,504)	(137.6)%

(1)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures and acquisitions and related costs] is a useful metric for evaluating our financial performance, as it is a measure we use to internally assess our performance.
Net cash provided by operating activities was $31.5 million during the first nine months of 2006, compared to $12.7 million during the year-ago period, or an increase of $18.8 million. The increase is attributable to higher non-cash special charges and a reduction in working capital. Free cash flow was $(101.0) million during the nine months ended 2006, compared to $(42.5) million in the prior year period, a decrease of $58.5 million. This decrease is primarily attributable to our acquisition of the remaining 51 percent of Crisa for $78.0 million, net of cash acquired, and increased capital expenditures of $28.1 million for the nine months ended September 30, 2006, primarily related to the construction of our new plant in China.
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

The following table presents our total borrowings at September 30, 2006.

	Interest Rate	Maturity Date

Borrowings under ABL facility	floating	December 16, 2010	$52,021
Senior secured notes	floating (See Interest Rate Protection Agreements below)	June 1, 2011	306,000
PIK notes	16.00%	December 1, 2011	102,000
Promissory note	6.00%	October 2006 to September 2016	2,022
Notes payable	floating	October 2006	422
RMB loan contract	floating	July 2012 to December 2012	27,852
Obligations under capital leases	floating	October 2006 to May 2007	1,644
Other debt	floating	September 2009	1,878

Total borrowings			$493,839
Less — unamortized discounts and warrants			8,557

Total borrowings — net			$485,282

We had total borrowings of $493.8 million at September 30, 2006, compared to total borrowings of $261.7 million at December 31, 2005. The increase of $232.1 million in borrowings is primarily a result of the acquisition of the remaining 51 percent of Crisa.
Of our total indebtedness, $189.8 million is subject to fluctuating interest rates at September 30, 2006. A change in one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis.
Included in Interest Expense is the amortization of discounts and warrants on the Senior Secured Notes and PIK Notes and financing fees of $1.8 million and $2.0 million for the three months ended and the nine months ended September 30, 2006, respectively.
Interest Rate Protection Agreements
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2006, excluding applicable fees, is 5.24% per year and the total interest rate, including applicable fees, is 12.24% per year. The average maturity of these Rate Agreements is 3.4 years at September 30, 2006. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 11.6% per year at September 30, 2006. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties.
The fair market value for the Rate Agreements at September 30, 2006, was $(1.7) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
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

Table 1
Reconciliation of (loss) income before income taxes and minority interest to EBIT and EBITDA

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

(Loss) income before income taxes	$(6,423)	$6,257	$(19,896)	$2,508
Add: Interest expense	15,551	3,398	29,360	10,240

Earnings before interest and income taxes (EBIT)	9,128	9,655	9,464	12,748
Add: Depreciation and amortization (adjusted for minority interest	11,060	8,943	27,048	25,394

Earnings before interest, taxes, deprecation and amortization (EBITDA)	$20,188	$18,598	$36,512	$38,142

Add:
Special charges (excluding write-off of finance fees) — pre-tax	—	487	15,130	9,895

EBITDA, excluding special charges	$20,188	$19,085	$51,642	$48,037

Table 2

Summary of Special Charges (1)
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Cost of sales	$—	$—	$2,543	$867
Selling, general and administrative expenses	—	—	—	1,347
Special charges	—	487	12,587	7,681
Interest expense	—	—	4,906	—

Total special charges	$—	$487	$20,036	$9,895

(1)	For additional information on special charges see Note 6.
Table 3
Reconciliation of Non-GAAP Financial Measures for Special Charges

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Gross profit	$31,568	$27,267	$81,886	$75,362
Special charges reported in cost of sales — pre-tax	—	—	2,543	867

Gross profit, excluding special charges	$31,568	$27,267	$84,429	$76,229

Income from operations	$10,839	$9,992	$9,788	$12,572
Special charges (excluding write-off of finance fees) — pre-tax	—	487	15,130	9,895

Income from operations, excluding special charges	$10,839	$10,479	$24,918	$22,467

Earnings before interest and income tax (EBIT)	$9,128	$9,655	$9,464	$12,748
Special charges (excluding write-off of finance fees) — pre-tax	—	487	15,130	9,895

Earnings before interest and income tax (EBIT), excluding special charges	$9,128	$10,142	$24,594	$22,643

Reported net (loss) income	$(3,307)	$4,167	$(12,361)	$1,648
Special charges — net of tax	—	326	12,422	6,630

Net (loss) income, excluding special charges	$(3,307)	$4,493	$61	$8,278

Diluted earnings per share:
Reported net (loss) income	$(0.23)	$0.30	$(0.87)	$0.12
Special charges — net of tax	—	0.02	0.87	0.48

Net (loss) income, excluding special charges, per diluted share	$(0.23)	$0.32	$0.00	$0.60

Table 4
Reconciliation of net cash provided by operating activities to free cash flow

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net cash provided by operating activities	$11,149	$1,255	$31,524	$12,746
Less:
Capital expenditures	(20,301)	(7,389)	(54,557)	(26,503)
Proceeds from asset sales and other	—	223	—	223
Acquisition and related costs	(424)	—	(77,995)	(28,990)

Free flow cash	$(9,576)	$(5,911)	$(101,028)	$(42,524)

Table 5
Reconciliation of working capital

(Dollars in thousands)	September 30, 2006	June 30, 2006	December 31, 2005

Accounts receivable	$104,708	$103,849	$79,042
Plus:
Inventories	167,859	161,827	122,572
Less:
Accounts payable	73,559	59,447	47,020

Working capital	$199,008	$206,229	$154,594

Table 6
Reconciliation of Non-GAAP Financial Measures for Special Charges – Segments

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Earnings before interest and income tax (EBIT):
North American Glass	$8,144	$8,122	$1,650	$5,437
North American Other	1,681	412	4,822	6,137
International	(719)	1,198	3,058	1,272

Total earnings before interest and income tax (EBIT)	$9,106	9,732	$9,530	$12,846

Special charges (excluding write-off of finance fees) — pre-tax:
North American Glass	$—	$487	$15,130	$8,920
North American Other	—	—	—	975
International	—	—	—	—

Total special charges (excluding write-off of finance fees) — pre-tax	$—	$487	$15,130	$9,895

Earnings before interest and income tax (EBIT), excluding special charges:
North American Glass	$8,144	$8,609	$16,780	$14,357
North American Other	1,681	412	4,822	7,112
International	(719)	1,198	3,058	1,272

Total earnings before interest and income tax (EBIT), excluding special charges	$9,106	$10,219	$24,660	$22,741

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
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our domestic manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider our forecasted natural gas requirements of our North American manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 60 percent of our anticipated requirements, generally nine or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings.

The fair value of our natural gas futures contracts are determined from market quotes and are reflected on our Condensed Consolidated Balance Sheet in accrued liabilities. At September 30, 2006, we had commodity futures contracts for 4.59 million British Thermal Units (BTU’s) of natural gas with a fair market value of approximately $(6.1) million. Substantially all of our derivatives qualify and are designated as cash flow hedges. We apply hedge accounting to these instruments only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the occurrence of the forecasted transaction is no longer probable, and any previously deferred gains or losses are recorded to earnings. We recognize the ineffective portion of the change in fair value of a derivative designated as a cash flow hedge in current earnings. For the nine months ended September 30, 2006, we recognized a loss of approximately $1.7 million related to these instruments, which represented the total impact of accounting under statement 133. This loss is classified in Other Expense on the Condensed Consolidated Statements of Operations.
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
Item 5. Other Information
On October 17, 2006, the Board of Directors of Libbey, Inc. approved the Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (Amended Plan). The Amended Plan amended the 2006 Deferred Compensation Plan for Outside Directors to permit non-employee directors to defer receipt of equity compensation, as well as cash compensation, payable to them by the Company. While cash compensation may be deferred into either an interest bearing account (with interest to be credited at a rate equal to the yield on 10 year Treasury bills) or a phantom stock account, equity compensation may be deferred only into the phantom stock account.

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
Competitors in glass tableware include, among others: Imports from varied and numerous factories from China; Arc International (a private French company), which manufactures and distributes glass tableware worldwide; Pasabahce (a unit of Sisecam, a Turkish company), which manufactures glass tableware in various sites throughout the world and sells to all sectors of the glass industry worldwide; Oneida Ltd., which sources glass tableware from foreign and domestic manufacturers and recently emerged from bankruptcy; Anchor Hocking (a unit of Global Home Products, remains in bankruptcy), a manufacturer and distributor of glass beverageware, industrial products and bakeware primarily to retail, foodservice and industrial markets; Indiana Glass Company (a unit of Lancaster Colony Corporation), which manufactures in the U.S. and sells glassware; Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and numerous other sourcing companies. In addition, tableware made of other materials such as plastics compete with glassware.

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
In the first nine months of 2006, we incurred $54.6 million of our expected 2006 capital expenditures, including $29.2 million related to our China facility. We anticipate capital expenditures of $17.6 million for the remaining quarter of 2006, excluding $5.8 million related to construction of our China facility. We expect to fund the balance of the 2006 capital expenditures through our lines of credit.
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
We are a party to collective bargaining agreements that cover most of our manufacturing employees. The agreement with our 26 hourly employees at our Mira Loma, California distribution center expires on November 30, 2006. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2007, and the agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2008. The collective bargaining agreement with our unionized employees at our Syracuse China facility expires on May 15, 2009. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement which is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2007. We may not be able to successfully negotiate new collective bargaining agreements without any labor disruption. If any of our unionized employees were to engage in a strike or work stoppage prior to expiration of their existing collective bargaining agreements, or if we are unable in the future to negotiate acceptable agreements with our unionized employees in a timely manner, we could experience a significant disruption of operations. In addition, we could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with our labor unions. We could also experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Finally, companies upon which we are dependent for raw materials, transportation or other services could be affected by labor difficulties. These factors and any such disruptions or difficulties could have an adverse impact on our operating performance and financial condition.
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
We have a high degree of financial leverage. As of September 30, 2006, we had drawn $52.0 million and had $36.7 million available for borrowing under our $150.0 million ABL Facility. In addition, we had $306 million of Senior Notes and $102 million of PIK Notes outstanding. We have also obtained a loan in the amount of 250 million RMB (approximately $31.0 million) from China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (“CCBC”) to finance the construction of our greenfield facility in China (“China Construction Loan”). As of September 30, 2006, we had borrowed 220 million RMB (approximately $27.9 million) under the China Construction Loan. In addition, we will have a payable of approximately $19.5 million due and payable to Vitro in the first quarter of 2008. Our ABL facility and the indentures with respect to the Senior Notes and PIK Notes require us to comply with certain covenants, limits on additional indebtedness and certain business activities and investments. We may also incur additional debt in the future. Our high degree of leverage, as well as the incurrence of additional debt, could have important consequences for our business, such as:
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
We may be able to incur substantial additional indebtedness in the future. The terms of the indentures with respect to the Senior Notes and PIK Notes and our new ABL Facility do not fully prohibit us from doing so. If new indebtedness is added to our current debt levels, the related risks we now face could intensify.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
July 1 to July 31, 2006	—	—	—	1,000,000
August 1 to August 31, 2006	—	—	—	1,000,000
September 1 to September 30, 2006	—	—	—	1,000,000

Total	—	—	—	1,000,000

On December 10, 2002, the Board of Directors authorized the repurchase of up to 2.5 million shares of Libbey, Inc. common stock. Up to 1.0 million additional shares may yet be purchased, but we do not intend to make further purchases.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.01 to Registrant’s Form 8-K filed February 7, 2005 and incorporated herein by reference).

4.1	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

Exhibit
Number	Description
4.3	Form of Floating Rate Senior Secured Note due 2011. (filed as Exhibit 4.3 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers named therein. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.5	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.6	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011. (filed as Exhibit 4.6 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.7	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto. (filed as Exhibit 4.9 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.5	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date November 9, 2006	By	/s/ Scott M. Sellick
Scott M. Sellick,
Vice President, Chief Financial Officer (duly authorized principal financial officer)