Form 10-K
period 2006-12-31
LIBBEY INC
filed 2007-03-16
CIK 902274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-12084
LIBBEY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1559357 (IRS Employer Identification No.)

300 Madison Avenue, Toledo, Ohio (Address of Principal Executive Offices)	43604 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
The aggregate market value (based on the consolidated tape closing price on June 30, 2006) of the voting stock beneficially held by non-affiliates of the registrant was approximately $103,284,853. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2007 was 14,372,702.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2006 Annual Report to Shareholders where indicated.

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
PART I
ITEM 1. BUSINESS
General
Libbey Inc. (Libbey or the Company) is a leading supplier of tableware products in the U.S. and Canada, in addition to supplying tableware products to other key export markets. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere. We design and market, under our LIBBEY®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Traex® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, holloware and serveware, and plastic items for sale primarily in the foodservice, retail, business-to-business and industrial markets. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), we manufacture and market high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Crisal), we manufacture glass tableware in Portugal and market it worldwide. We also manufacture and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China. Through our World Tableware subsidiary, we import and sell metal flatware, hollowware and serveware and ceramic dinnerware. We design, manufacture and distribute an extensive line of plastic items for the foodservice industry under the Traex® brand name through our subsidiary Traex Company. We are the largest glass tableware manufacturer in Latin America through our Crisa subsidiary. See note 21 to the Consolidated Financial Statements for segment information.
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
Growth Strategy
Our mission is to expand our tableware leadership in a growing world market. To achieve this mission, we have a growth strategy that emphasizes internal growth as well as growth in low-cost countries through acquired businesses and green meadow facilities. Having completed the acquisition of Crisa and construction of our new glass tableware manufacturing facility in China in 2006, we expect during 2007 to focus on internal growth as we position Libbey to refinance in 2008.
We continue to focus on our strong brand recognition and identity. We understand that our customers are key to our success. Therefore, we continue to assist our customers by providing new product development and improved service and support. In 2006, we introduced more than 700 new products. In addition, our expanded manufacturing platform in Mexico, Portugal and China will enable us to grow our tableware business in North American and International markets, including rapidly growing Asia-Pacific, as they provide a cost-competitive source of glass tableware for these markets.
Products
Our tableware products consist of glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, ashtrays, bud vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. Our subsidiary Royal Leerdam sells high-quality stemware. Crisal sells glass tableware, mainly tumblers, stemware and glassware accessories. Through our Syracuse China and World Tableware subsidiaries, we sell a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, chafing dishes, pitchers and other metal tableware accessories. Through our Traex subsidiary, we sell a wide range of plastic products. These include warewashing and storage racks, trays, dispensers and organizers for the foodservice industry.

Crisa’s glass tableware product assortment includes the product types produced by Libbey as well as glass bakeware and handmade glass tableware. In addition, Crisa products include blender jars, meter covers and other industrial glassware sold principally to original equipment manufacturers.
We also have an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada to foodservice users. Luigi Bormioli, based in Italy, is a highly regarded supplier of high-end glassware used in the finest eating and drinking establishments.
Customers
The customers for our tableware products include approximately 500 foodservice distributors in the U.S. and Canada. In the retail market, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty houseware stores. In addition, our industrial market primarily includes customers that use glass containers for candle and floral applications, craft stores and gourmet food packaging companies. In Europe, we market glassware to close to 60 distributors and decorators that service the highly developed business-to-business sector where products are customized with company logos for promotional and resale purposes by large breweries and distilleries. We also have other customers who use our products for promotional or other private uses. No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.
Sales, Marketing and Distribution
Approximately 80 percent of our sales are to customers located in North America and 20 percent of our sales are to customers located outside of North America. For segment information for the last three fiscal years, see note 21 to the Consolidated Financial Statements. We export our products to over 100 countries around the world, competing in the tableware markets of Latin America, Asia and Europe, as well as North America.
We have our own sales staff of over 120 sales professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products. The vast majority of our tableware sales to foodservice end users are made through foodservice distributors, who serve a vital function in the distribution of our products and with whom we work closely in connection with marketing and selling efforts. Most of our retail and industrial market sales are made directly by our sales force.
We also have a marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico and in the Netherlands. They engage in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.
We operate distribution centers located at or near each of our manufacturing facilities (see Properties section). In addition, we operate distribution centers for our Crisa-supplied products in Laredo, Texas; for our World Tableware and Traex products in West Chicago, Illinois; and for our glass tableware products in Mira Loma, California. The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable us to supply significant quantities of our product to virtually all of our customers on a timely basis.
The majority of our sales are in the foodservice, retail, business-to-business and industrial markets, which are further detailed below.
Foodservice
We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice market. Syracuse China, World Tableware and Traex are also recognized as long-established suppliers of high-quality ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items, respectively. They are among the leading suppliers of their respective product categories to foodservice end users. The majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars, and restaurants and casinos.

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
Business-to-Business
Royal Leerdam and Crisal supply glassware to the business-to-business channel of distribution in Europe. Customers in this channel include marketers who customize our glassware with company logos and resell these products to large breweries and distilleries which redistribute the glassware for promotional purposes and resale.
Industrial
We are a major supplier of glassware for industrial markets in the U.S. Industrial uses primarily include candle, floral applications and blender jars. The craft industries and gourmet food packing companies are also industrial consumers of glassware. We have expanded our sales to industrial users by offering ceramic and metalware items.
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
Backlog
Our backlog as of December 31, 2006, was approximately $15.3 million, compared to approximately $13.1 million at December 31, 2005. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or cancelled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.
Manufacturing and Sourcing
In the United States, we currently own and operate one glass tableware manufacturing plant in each of Toledo, Ohio, and in Shreveport, Louisiana. In Europe, we own and operate two glassware manufacturing plants, one in Leerdam, Netherlands, and the other in Marinha Grande, Portugal. Our new glass tableware production facility in China is complete, and production at that facility has begun. We expect to begin shipping product manufactured at that facility in early April 2007. We own one glass tableware manufacturing plant in Monterrey, Mexico. Finally, we own and operate a ceramic dinnerware plant in Syracuse, New York, and a plastics plant in Dane, Wisconsin.
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
Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at our Syracuse, New York, production facility or imported primarily from China and Bangladesh. All metal flatware and metal hollowware are sourced by our World Tableware subsidiary, primarily from China. Plastic products are also produced through the molding of raw materials into the desired shape and are manufactured at our Dane, Wisconsin, production facility or imported primarily from Taiwan and China.
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
Materials
Our primary materials are sand, lime, soda ash, corrugated packaging, clay, resins and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, for certain materials, there may be temporary shortages due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is a primary source of energy in most of our production processes, and variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts to partially mitigate this impact. In addition, resins are a primary source of materials for our Traex operation, and, historically, the price for resins has fluctuated, directly impacting our profitability. We also experience fluctuations in the cost to deliver materials to our facilities, and such changes affect our earnings.
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
We employ a team of engineers, in addition to external consultants, to conduct research and development. During the last three years, our expenditures on research and development activities related to new and/or improved products and processes were $2.3 million in 2006, $2.4 million in 2005, and $2.2 million in 2004. These costs were expensed as incurred.
Patents, Trademarks and Licenses
Based upon market research and surveys, we believe that our trade names and trademarks as well as our product shapes and styles enjoy a high degree of consumer recognition and are valuable assets. We believe that the Libbey®, Syracuse® China, World® Tableware, Crisa®, Royal Leerdam® and Traex® trade names and trademarks are material to our business.
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
Competitors in glass tableware include, among others:
•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide;

•	Pasabahce (a unit of Sisecam, a Turkish Company), which manufactures glass tableware at various sites throughout the world and sells to retail and foodservice customers worldwide;

•	Indiana Glass Company (a unit of Lancaster Colony Corporation), which manufactures in the U.S. and sells glassware;

•	Oneida Ltd., which sources glass tableware from foreign and domestic manufacturers;

•	Anchor Hocking (a unit of Global Home Products, which currently is in bankruptcy), which manufactures and distributes glass beverageware, industrial products, and bakeware primarily to retail, foodservice and industrial markets.

•	Bormioli Rocco group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and

•	Various sourcing companies.
Other materials such as plastics also compete with glassware.
Competitors in U.S. ceramic dinnerware include, among others:
•	Homer Laughlin;

•	Oneida Ltd.;

•	Steelite; and

•	Various sourcing companies.
Competitors in metal ware include:
•	Oneida Ltd.;

•	Walco, Inc.; and

•	Various sourcing companies.
Competitors in plastic products are, among others:
•	Cambro Manufacturing Company;

•	Carlisle Companies Incorporated; and

•	Various sourcing companies.
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
Pursuant to the indemnification agreement referred to above, Owens-Illinois is defending us with respect to the King Road landfill. In January 1999, the Board of Commissioners of Lucas County, Ohio instituted a lawsuit against Owens-Illinois, Libbey and numerous other defendants. (Fifty-nine companies were named in the complaint as potentially responsible parties.) In the lawsuit, which was filed in the United States District Court for the Northern District of Ohio, the Board of Commissioners sought to recover contribution for past and future costs incurred by the County in response to the release or threatened release of hazardous substances at the King Road landfill formerly operated and closed by the County. The Board of Commissioners dismissed the lawsuit without prejudice in October 2000. At the time of the dismissal, the parties to the lawsuit anticipated that the Board of Commissioners would re-file the lawsuit after obtaining more information as to the appropriate environmental remedy. As of this date, it does not appear that re-filing of the lawsuit is imminent. In view of the uncertainty as to re-filing of the suit, the numerous defenses that may be available against the County on the merits of its claim for contribution, the uncertainty as to the environmental remedy, and the uncertainty as to the number of potentially responsible parties, it currently is not possible to quantify any exposure that Libbey may have with respect to the King Road landfill.

Subsequent to June 24, 1993, we have been named a potentially responsible party at four other sites. In each case, the claims have been settled for immaterial amounts. We do not anticipate that we will be required to pay any further sums with respect to these sites unless unusual and unanticipated contingencies occur.
On October 10, 1995, Syracuse China Company, our wholly owned subsidiary, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China. The Pfaltzgraff Co. and the New York State Department of Environmental Conservation (DEC) entered into an Order on Consent effective November 1, 1994, that required Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. Although Syracuse China Company was not a party to the Order on Consent, as part of the Asset Purchase Agreement Syracuse China Company agreed to share a part of the remediation and related expense up to the lesser of 50 percent of such costs or $1,350,000. Construction of the approved remedy began in 2000 and was substantially completed in 2003. Accordingly, Syracuse China Company’s obligation with respect to the associated costs has been satisfied.
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
In connection with the closure of our City of Industry, California, glassware manufacturing facility, on December 30, 2004, we sold the property on which the facility was located to an entity affiliated with Sares-Regis Group, a large real estate development and investment firm. Pursuant to the purchase agreement, the buyer leased the property back to us in order to enable us to cease operations, to relocate equipment to our other glassware manufacturing facilities, to demolish the improvements on the property and to remediate certain environmental conditions affecting the property. All demolition and required remediation were completed by December 31, 2005, and the lease was terminated on that date. We have agreed to indemnify the buyer for hazardous substances located on, in or under, or migrating from, the property prior to December 31, 2005. We do not expect to incur any significant future losses related to this site.
We regularly review the facts and circumstances of the various environmental matters affecting us, including those covered by indemnification. Although not free of uncertainties, we believe that our share of the remediation costs at the various sites, based upon the number of parties involved at the sites and the estimated cost of undisputed work necessary for remediation based upon known technology and the experience of others, will not be material to us. There can be no assurance, however, that our future expenditures in such regard will not have a material adverse effect on our financial position or results of operations.
In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by us on the exterior surface of our decorated products. In that connection, Libbey Glass Inc. and numerous other glass tableware manufacturers, distributors and importers entered into a consent judgment on August 31, 2004 in connection with an action, Leeman v. Arc International North America, Inc. et al, Case No. CGC-003-418025 (Superior Court of California, San Francisco County) brought under California’s so-called “Proposition 65.” Proposition 65 requires businesses with ten or more employees to give a “clear and reasonable warning” prior to exposing any person to a detectable amount of a chemical listed by the state as covered by this statute. Lead is one of the chemicals covered by that statute. Pursuant to the consent judgment, Libbey Glass Inc. and the other defendants (including Anchor Hocking and Arc International North America, Inc.) agreed, over a period of time, to reformulate the enamels used to decorate the external surface of certain glass tableware items to reduce the lead content of those enamels.
Capital expenditures for property, plant and equipment for environmental control activities were not material during 2006. We believe that we are in material compliance with applicable federal, state and local environmental laws, and we are not aware of any regulatory initiatives that are expected to have a material effect on our products or operations.

Employees
Our employees are vital to achieving our vision to be “World-Class, Second to None” and our mission “to expand our tableware leadership in a growing world market.” We strive to achieve our vision and mission through our values of teamwork, change, performance, respect and development.
We employed approximately 7,150 persons at December 31, 2006. Just under 60 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2007, and the agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2008. The agreement with our unionized employees at our Syracuse China facility expires on May 15, 2009, and the agreement with the approximately 30 hourly employees at our Mira Loma, California distribution center expires on November 15, 2009. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2007.
ITEM 1A. RISK FACTORS
The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of our businesses. New risks may emerge, and management cannot predict those risks or estimate the extent to which they may affect our financial performance.
Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.
     Our business is affected by the health of the retail, travel, restaurant, bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and may decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, demand for our products in the foodservice industry, which is critical to our success, was significantly impacted by the events of September 11, 2001. In addition, demand for glassware in some of the industrial markets that we supply has declined in recent years. This decline is due, in part, to a decrease in retail sales of candle items by candle item manufacturers for whom we supply glassware. Demand for glassware with external enamel decorations that we supply to the foodservice, retail and premium channels and for undecorated glassware that buyers decorate and redistribute to retail and industrial customers also has decreased as a result of marketplace confusion related to California’s Proposition 65. Proposition 65 requires that clear and reasonable warnings be given in connection with the sale or distribution of products that expose consumers to certain chemicals, such as the lead contained in some enamels used to decorate glassware, that the State of California has determined either are carcinogenic or pose a risk of reproductive toxicity. We have received claims from retailers for indemnification in litigation relating to Proposition 65, and, in order to avoid litigation expenses, we recently have agreed to pay an immaterial amount to settle one such claim. Further declines in these sectors may lead to continued adverse effect on our results of operations. The long-term effects of events or trends such as these could include, among other things, a protracted decrease in demand for our products. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our results of operations and financial condition.
We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.
     Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, and delivery time. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing manufacturers.
     Competitors in glass tableware include, among others:
•	Imports from varied and numerous factories from China;

•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide;

•	Pasabahce (a unit of Sisecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to all sectors of the glass industry worldwide;

•	Oneida Ltd., which sources glass tableware from foreign and domestic manufacturers and recently emerged from bankruptcy;

•	Anchor Hocking (a unit of Global Home Products, which is in bankruptcy), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, foodservice and industrial markets;

•	Indiana Glass Company (a unit of Lancaster Colony Corporation), which manufactures in the U.S. and sells glassware;

•	Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and

•	Numerous other sourcing companies.
In addition, tableware made of other materials such as plastics competes with glassware.
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
     Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as changes in foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of these agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports, together with the raising or lowering of tariff rates, could affect the level of competition between our foreign competitors and us. Foreign competition has, in the past, and may, in the future, result in increased low-cost imports that drive prices downward. The World Trade Organization met in November 2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out all forms of export subsidies and substantially reducing trade-distorting domestic support. The current range of tariff rates applicable to glass tableware products that are imported into the U.S. and are of the type we manufacture in North America is approximately 21.0 percent. However, any negative changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the World Trade Organization’s ongoing discussions in Doha, could have an adverse effect on our financial condition and results of operations. As we execute our strategy of acquiring manufacturing platforms in lower cost regions and increasing our volume of sales in overseas markets, our dependence on international markets and our ability to effectively manage these risks has increased and will continue to increase significantly.
We may not be able to effectively integrate Crisa or future businesses we acquire.
     On June 16, 2006, we completed the acquisition of Vitro’s 51 percent equity interest in Crisa, bringing our ownership in Crisa to 100 percent. The acquisition of Crisal (completed in January 2005), Crisa and any future acquisitions are subject to various risks and uncertainties, including:
•	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are spread out in different geographic regions) and to achieve expected synergies;

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies or correct deficient standards, controls, procedures and policies, including internal controls and procedures sufficient to satisfy regulatory requirements of a public company in the U.S.;

•	the incurrence of contingent obligations that were not anticipated at the time of the acquisitions;

•	the failure of Vitro to provide necessary transition services to Crisa, including the services of a general manager, information technology services and others;

•	the need or obligation to divest portions of the acquired companies; and

•	the potential impairment of relationships with customers.
     In addition, we cannot assure you that the integration and consolidation of newly acquired businesses, including Crisa, will achieve any anticipated cost savings and operating synergies. For example, integration and consolidation at Crisa entails operational risks in moving and rebuilding machines and furnaces, reducing headcount and developing internal information technology and other services that were previously provided by Vitro. The separation of Crisa from Vitro requires us to renegotiate or replace shared contracts and obtain consents and assignments from third parties, all of which may result in additional costs. In connection with the consolidation of Crisa’s two principal manufacturing facilities, we incurred charges of approximately $18.9 million in 2006 for write-downs of property, plant and equipment and write-off of inventory. We also expect to make significant capital expenditures as part of the capacity rationalization plan at Crisa. We made approximately $11.4 million of capital expenditures in connection with the Crisa rationalization plan in 2006; we estimate that additional capital expenditures relating to Crisa’s capacity rationalization plan will total approximately $6.3 million through 2009. The inability to integrate and consolidate operations and improve operating efficiencies at Crisa could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to achieve the objectives of our strategic plan.
     Our strategy to improve our operating performance depends on our ability to defend our leadership position in the U.S. foodservice market for glass tableware and reduce our enterprise costs through LEAN initiatives while expanding our manufacturing platform into low-cost countries and increasing our international sales. The execution of this multi-pronged strategy depends on our ability to maintain our margins in the U.S. and Canadian foodservice industry, historically the most profitable portion of our business but also an increasingly competitive market. We must also be successful in reducing our cost structure and obtaining the cooperation of our largely union workforce in doing so. The success of our plan also will depend on our ability to increase sales in international markets in which we have significantly less experience than we have in our domestic operations, the successful integration of Crisa into our North American operations and the successful integration of Royal Leerdam and Crisal to create a more efficient and effective competitor in Europe. In addition to the significant investment of management time and attention to these international initiatives, our strategy also will require significant capital to complete the rationalization and upgrade of the Crisa operations and significant capital in connection with the operation of our facility in China. Since we intend to benefit from our international initiatives primarily by expanding our sales in the local markets of other countries, our success depends on continued growth in these markets, including Europe, Latin America and Asia-Pacific.
Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.
     Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and are therefore subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2006, we had forward contracts in place to hedge approximately 60 percent of our estimated 2007 natural gas needs with respect to our North American manufacturing facilities and approximately 35 percent of our estimated 2007 natural gas needs with respect to our international manufacturing facilities. For the years ended December 31, 2006 and 2005, including Crisa on a pro forma basis, we spent approximately $53.3 million and $51.7 million, respectively, on natural gas. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.
If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.
     Sand, soda ash, lime, clay, corrugated packaging and resins are the principal materials we use. In addition, we obtain glass tableware, ceramic dinnerware, metal flatware and hollowware from third parties. We may experience temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors that would require us to secure our sourced products or raw materials from sources other than our current suppliers. If we are forced to procure sourced products or materials from alternative suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, resins are a primary material for our Traex operation and, historically, the price for resins has fluctuated with the price of oil, directly impacting our profitability. Material increases in the cost of any of these items on an industry-wide basis may have an adverse impact on our operating performance and cash flows if we are unable to pass on these increased costs to our customers.

Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.
     In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement and curtailment charges, for all U.S. and non-U.S. plans was $14.8 million and $16.4 million for the years ended December 31, 2006 and 2005, respectively. Changes in the equity and debt securities markets affect our pension plan asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the discount rate would change our total pension expense by approximately $3.7 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million based on year-end data.
     Because the market rate for high-quality fixed income investments is higher than in 2005, our assumed discount rate has been increased from 5.60 percent in 2005 to a range of 5.77 percent to 5.82 percent in 2006 for our U.S. pension and postretirement welfare plans. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We had significant nonpension postretirement obligations in the U.S. and Canada totaling $41.7 million and $38.3 million at December 31, 2006 and December 31, 2005, respectively. None of those non-pension postretirement obligations is funded. A change of 1 percent in the discount rate changes our nonpension postretirement expense by $0.2 million.
     As part of our pension expense, we incurred pension settlement charges of $2.0 million and $4.9 million in 2006 and 2005, respectively, and pension curtailment charges of $4.0 million during 2004. These charges were triggered by excess lump sum distributions taken by employees. The 2005 and 2004 charges were attributable to headcount reductions related to our capacity realignment and salaried workforce reduction programs and by headcount reductions related to the 2005 closure of our City of Industry, California manufacturing facility. For further discussion of these charges, see notes 10 and 12 to our consolidated financial statements. To the extent that we experience additional headcount shifts or changes as we continue to implement our capacity realignment programs, we may incur further expenses related to our employee pension plans, which could have a material adverse effect on our results of operations and financial condition. For example, we anticipate an additional $2.0 million pension settlement charge in 2007 as a result of excess lump sum distributions taken by employees.
Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.
     Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $73.6 million for the year ended December 31, 2006, and $44.3 million for the year ended December 31, 2005. Our capital expenditures associated with Crisa’s operations include approximately $11.4 million in 2006 relating to capacity rationalization as we consolidate Crisa’s two manufacturing facilities into a single facility. In addition, we have incurred capital expenditures of approximately $36.9 million and $14.8 million, as of December 31, 2006 and December 31, 2005, respectively, related to construction of our facility in China.
     Our business may not generate sufficient operating cash flow, and external-financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.
Our business requires us to maintain a large fixed cost base that can affect our profitability.
     The high levels of fixed costs associated with operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. For example, in 2005, we liquidated approximately $13.0 million of inventory at reduced margins and slowed production in certain areas of our operations in order to restore our inventory levels. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, as we did in 2005, our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.

Unexpected equipment failures may lead to production curtailments or shutdowns.
     Our manufacturing processes are dependent upon critical glass-producing equipment, such as furnaces, forming machines and lehrs. This equipment may incur downtime as a result of unanticipated failures. We may in the future experience facility shutdowns or periods of reduced production as a result of these equipment failures. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period.
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
An inability to meet targeted production and profit margin goals in connection with the operation of our new production facility in China could result in significant additional costs or lost sales.
     We expect to incur startup losses in connection with the operation of our new facility in China. We intend to use this production facility to supply China and the rest of the Asia-Pacific market and to improve our competitive position in that region. We began production of glass tableware at this facility in early 2007.
     If we are unable to meet targeted production and profit margin goals in connection with the operation of our Chinese facility, our profits could be reduced, which would adversely affect our results of operations and financial condition.
We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.
     We are party to collective bargaining agreements that cover most of our manufacturing employees. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2007, and the agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2008. The agreement with our unionized employees at our Syracuse China facility expires on May 15, 2009, and the agreement with the approximately 30 hourly employees at our Mira Loma, California distribution center expires on November 15, 2009. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2007.
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
     In addition, we are dependent on the cooperation of our largely unionized workforce to implement and adopt the LEAN initiatives that are critical to our ability to improve our production efficiency. The effect of strikes and other slowdowns may adversely affect the degree and speed with which we can adopt LEAN optimization objectives and the success of that program.

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
     Mexico has experienced high levels of inflation and high domestic interest rates. The annual rate of inflation, as measured by changes in the Mexican National Consumer Price Index, was approximately 4 percent for 2006, 3.3 percent for 2005 and 5.2 percent for 2004. If Mexico experiences high levels of inflation, Crisa’s operating results and cash flows could be adversely affected, and, more generally, high inflation might result in lower demand or lower growth in demand for Crisa’s glass tableware products, thereby adversely affecting our results of operations and financial condition.
Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.
     Changes in the value of the various currencies in which we conduct operations relative to the U.S. dollar, including the euro, the Mexican Peso and the Chinese Yuan (“RMB”), may result in significant changes in the indebtedness of our non-U.S. subsidiaries.
     Currency fluctuations between the U.S. dollar and the currencies of our non-U.S. subsidiaries affect our results as reported in U.S. dollars, particularly the earnings of Crisa as expressed under U.S. GAAP, and will continue to affect our financial income and expense, our revenues from international settlements.
Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.
     Major fluctuations in the value of the euro, the Mexican peso or the RMB relative to the U.S. dollar and other major currencies could reduce the cost competitiveness of our products or those of our subsidiaries, as compared to foreign competition. For example, if the U.S. dollar were to appreciate against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced against the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China compared to local competitors. An appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB also would increase the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, including purchases of raw materials. We would be forced to deduct these cost increases from our profit margin or attempt to pass them along to consumers. These fluctuations could adversely affect our results of operations and financial condition.

Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.
     Major devaluation or depreciation of the Mexican peso could result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert Crisa’s Mexican peso earnings into U.S. dollars and other currencies upon which we will rely in part to satisfy our debt obligations. While the Mexican government does not currently restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer other currencies out of Mexico, the government could institute restrictive exchange rate policies in the future; restrictive exchange rate policies could adversely affect our results of operations and financial condition.
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
     We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.
We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.
     Our operations and properties, both in the U.S. and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these legal requirements, or the failure to comply with these requirements may have a material adverse effect on our operations.
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
Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.
     We have a high degree of financial leverage. As of December 31, 2006, we had $491.2 million of debt outstanding, net of discounts and warrants, of which approximately $46.2 million consists of debt secured by a first-priority lien on our assets and $407.3 million of the Senior Secured Notes, which are secured by a second-priority lien on our collateral, and the PIK Notes, which are secured by a third-priority lien on our collateral. Our ABL Facility provides for borrowings up to $150.0 million by Libbey Glass and Libbey Europe B.V. (a non-guarantor subsidiary), of which, as of December 31, 2006, we had borrowed $46.2 million, with another $8.4 million of availability being used for outstanding letters of credit. As a result of borrowing base limitations, an additional $44.7 million was immediately available for borrowing. We have also obtained a loan in the amount of RMB 250 million (approximately $32.0 million) from China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (“CCBC”) to finance the construction of our Greenfield facility in China (“RMB Loan”). As of December 31, 2006, we had borrowed the entire amount available under that line of credit. Our ABL Facility, the indenture governing the PIK Notes and the indenture governing the Senior Secured Notes require us to comply with certain covenants, including limits on additional indebtedness, certain business activities and investments and, under certain circumstances in the case of our ABL Facility, the maintenance of financial ratios under certain circumstances. See “Management’s Discussion and Analysis; Capital Resources and Liquidity — Borrowings” below. We may also incur additional debt in the future.
     Our high degree of leverage, as well as the incurrence of additional debt, could have important consequences for our business, such as:
•	making it more difficult for us to satisfy our financial obligations, including with respect to the Senior Secured Notes and the PIK Notes;

•	limiting our ability to make capital investments in order to expand our business;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes;

•	limiting our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments;

•	limiting our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; and

•	limiting our ability to pay dividends.
     If we cannot service our debt or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.
     In addition, the indenture governing the Senior Secured Notes and the indenture governing the PIK Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     The following information sets forth the location and size of our principal facilities at December 31, 2006:

	Square Feet
Location	Owned	Leased
Toledo, Ohio:
Manufacturing	974,000	—
Warehousing/Distribution	988,000	305,000
Shreveport, Louisiana:
Manufacturing	494,000	—
Warehousing/Distribution	165,000	646,000
Syracuse, New York:
Manufacturing	549,000	—
Warehousing/Distribution	104,000	—
Dane, Wisconsin:
Manufacturing	56,000	—
Warehousing/Distribution	62,000	—
Monterrey, Mexico:
Manufacturing	502,000	460,000
Warehousing/Distribution	263,000	621,000
Leerdam, Netherlands:
Manufacturing	276,000	—
Warehousing/Distribution	312,000	326,000
Mira Loma, California:
Warehousing/Distribution	—	351,000
Laredo, Texas:
Warehousing/Distribution	149,000	117,000
West Chicago, Illinois:
Warehousing/Distribution	—	249,000
Marinha Grande, Portugal:
Manufacturing	217,000	—
Warehousing/Distribution	131,000	68,000
Langfang, China:
Manufacturing	350,000	—
Warehousing/Distribution	226,000	—
     In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2005, each of Mr. Meier, Chairman of the Board and Chief Executive Officer, and Mr. Reynolds, Executive Vice President and Chief Operating Officer, celebrated 35 years of service with Libbey. In addition, the average years of service of all of our executive officers is 20 years.

Name and Title	Professional Background

John F. Meier Chairman and Chief Executive Officer	Mr. Meier, 59, has been Chairman of the Board and Chief Executive Officer of Libbey since the Company went public in June 1993. Since joining the Company in 1970, Mr. Meier has served in various marketing positions, including a five-year assignment with Durobor, S.A., Belgium. In 1990, Mr. Meier was named General Manager of Libbey and a corporate Vice President of Owens-Illinois, Inc., Libbey’s former parent company. Mr. Meier is a member of the Board of Directors of Cooper Tire & Rubber Company (NYSE: CTB), Applied Industrial Technologies (NYSE: AIT), and also serves on the board of his alma mater, Wittenberg University. Mr. Meier has been a director of the Company since 1987.

Richard I. Reynolds Executive Vice President and Chief Operating Officer	Mr. Reynolds, 60, has served as Libbey’s Executive Vice President and Chief Operating Officer since 1995. Mr. Reynolds was Libbey’s Vice President and Chief Financial Officer from June 1993 to 1995. From 1989 to June 1993, Mr. Reynolds was Director of Finance and Administration. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Kenneth G. Wilkes Vice President, General Manager International Operations	Mr. Wilkes, 49, has served as Vice President, General Manager International Operations since May 2003. He served as Vice President and Chief Financial Officer of the Company from November 1995 to May 2003. From August 1993 to November 1995, Mr. Wilkes was Vice President and Treasurer of the Company. Prior to joining the Company, Mr. Wilkes was a Senior Corporate Banker, Vice President of The First National Bank of Chicago.

Scott M. Sellick Vice President and Chief Financial Officer	Mr. Sellick, 44, has served as Vice President, Chief Financial Officer since May 2003. From May 2002 to May 2003, Mr. Sellick was Libbey’s Director of Tax and Accounting. From August 1997 to May 2002, he served as Director of Taxation. Before joining the Company in August 1997, Mr. Sellick was Tax Director for Stant Corporation and worked in public accounting for Deloitte & Touche in the audit and tax areas.

Kenneth A. Boerger Vice President and Treasurer	Mr. Boerger, 48, has been Vice President and Treasurer since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company’s financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey’s former parent company.

Daniel P. Ibele Vice President, General Sales Manager	Mr. Ibele, 46, was named Vice President, General Sales Manager, North America of the Company in June 2006. From March 2007 to June 2006 he was Vice President, General Sales Manager of the Company. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey from 1995 to September 1997. From the time he joined Libbey in 1983 until 1995, Mr. Ibele held various marketing and sales positions.

Timothy T. Paige Vice President-Administration	Mr. Paige, 49, has been Vice President-Administration since December 2002. From January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Susan A. Kovach Vice President, General Counsel and Secretary	Ms. Kovach, 47, has been Vice President, General Counsel and Secretary of the Company since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema, a large, Detroit-based law firm, from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI). From 1998 to 2000 she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema from 1995 through November 1997 and an associate in Dykema from 1985 to 1995.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Dividends
Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range and dividends declared for our common stock were as follows:

	2006			2005

			Cash			Cash
	Price Range		dividend	Price Range		dividend
	High	Low	declared	High	Low	declared

First Quarter	$12.10	$6.85	$0.025	$25.03	$20.44	$0.10
Second Quarter	$15.58	$5.91	$0.025	$21.14	$15.23	$0.10
Third Quarter	$11.75	$5.90	$0.025	$18.74	$14.99	$0.10
Fourth Quarter	$12.53	$10.33	$0.025	$15.25	$10.12	$0.10

On March 1, 2007, there were 858 registered common shareholders of record. We have paid a regular quarterly cash dividend since our Initial Public Offering in 1993. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and will depend upon, among other things, business conditions, earnings and the financial condition of Libbey.
Equity Compensation Plan Information
Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2006:

	Number of		Number of
	securities to be		securities
	issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation plans
Plan Category	and rights	and rights	(1)

Equity compensation plans approved by security holders	1,411,626	$27.43	1,949,385
Equity compensation plans not approved by security holders	0	0	0

Total	1,411,626	$27.43	1,949,385

(1)	This total includes 1,474,485 securities that are available for grant under the Libbey Inc. 2006 Omnibus Incentive Plan and 474,782 securities that are available under the Libbey Inc. 2002 Employee Stock Purchase Plan (ESPP). See note 15 to the Consolidated Financial Statements for further disclosure with respect to these plans.

Issuer Purchases of Equity Securities
Following is a summary of the 2006 fourth quarter activity in our share repurchase program:

				Maximum Number of
			Total Number of	Shares that May Yet
			Shares Purchased as	Be Purchased Under
			Part of Publicly	the Plans or
	Total Number of	Average Price Paid	Announced Plans or	Programs
Period	Shares Purchased	per Share	Programs	(1)

October 1 to October 31, 2006	—	—	—	1,000,000
November 1, to November 30, 2006	—	—	—	1,000,000
December 1, to December 31, 2006	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares,
ITEM 6. SELECTED FINANCIAL DATA
Information with respect to Selected Financial Data is incorporated by reference to our 2006 Annual Report to Shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
This document and supporting schedules contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. For a description of the forward-looking statements and risk factors that may affect our performance, see the “Risk Factors” section above.
Additionally, for an understanding of the significant factors that influenced our performance during the past three years, the following should be read in conjunction with the audited Consolidated Financial Statements and Notes.
OVERVIEW
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. With Libbey’s roots dating back to 1818, we have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail, business-to-business and industrial markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a ceramic dinnerware plant in New York and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
During 2006, we undertook several key strategic initiatives:
•	On June 16, 2006, we purchased the remaining 51 percent of Crisa that we did not previously own. Crisa is the largest glass tableware manufacturer in Latin America and has 63 percentage of the glass tableware market in Mexico.

•	In June 2006, we closed a private offering of $306 million senior secured notes and $102 million senior subordinated secured pay-in-kind notes. Concurrently, we entered into a new $150 million asset-based loan facility (ABL Facility). We used the proceeds from these financings to purchase the remaining 51 percent equity interest in Crisa; to repay substantially all existing indebtedness of Libbey and Crisa; and to pay related fees, expenses and redemption premiums.

•	In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into a single facility in order to reduce fixed costs. In connection with this consolidation, we recognized special charges of approximately $18.9 million. We expect to realize annual cost savings of $13 to $15 million associated with the consolidation starting mid 2007.

•	We completed the construction of our new production facility in China. We began production at the facility in early 2007, and in early April 2007 we expect to begin customer shipments of products produced at that facility.

RESULTS OF OPERATIONS
The following table presents key results of our operations for the years 2006, 2005 and 2004:
Dollars in thousands, except percentages and per-share amounts

			Variance				Variance
Year end December 31,	2006	2005	In dollars	In percent	2005	2004	In dollars	In percent

Net sales	$689,480	$568,133	$121,347	21.4%	$568,133	$544,767	$23,366	4.3%

Gross profit	$123,164	$86,542	$36,622	42.3%	$86,542	$100,462	$(13,920)	(13.9)%
Gross profit margin	17.9%	15.2%			15.2%	18.4%

Income (loss) from operations (IFO)	$19,264	$(8,917)	$28,181	316.0%	$(8,917)	$23,895	$(32,812)	(137.3)%
IFO margin	2.8%	(1.6)%			(1.6)%	4.4%

Earnings (loss) before interest and income taxes after minority interest (EBIT)(1)	$17,948	$(10,484)	$28,432	271.2%	$(10,484)	$24,829	$(35,313)	(142.2)%
EBIT margin	2.6%	(1.8)%			(1.8)%	4.6%

Earnings before interest, taxes, depreciation, and amortization after minority interest (EBITDA)(1)	$53,504	$21,733	$31,771	146.2%	$21,733	$54,334	$(32,601)	(60.0)%
EBITDA margin	7.8%	3.8%			3.8%	10.0%

Net (loss) income	$(20,899)	$(19,355)	$(1,544)	(8.0)%	$(19,355)	$8,252	$(27,607)	(334.5)%
Net (loss) income margin	(3.0%)	(3.4)%			(3.4)%	1.5%

Diluted net (loss) income per share	$(1.47)	$(1.39)	$(0.08)	(5.8)%	$(1.39)	$0.60	$(1.99)	(331.7)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For reconciliation from income before income taxes to EBIT and EBITDA, see the “Reconciliation of Non-GAAP Financial Measures” section below.
Special Charges
Over the past few years we have undertaken several initiatives to reduce our future cost profile and, as a result, we have incurred one-time special charges that have been reflected in the Consolidated Financial Statements. The following is a summary of these initiatives (see note 10 for further information):
•	In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility. These charges were reflected in 2006 in the amount of $18.9 million.

•	In the second quarter of 2005, we announced a ten percent reduction in our North American salaried workforce. These charges were primarily reflected in 2005 in the amount of $4.7 million.

•	In August 2004, we announced that we were realigning our domestic glass tableware production capacity by closing our City of Industry, California manufacturing facility. These charges were primarily reflected in 2004 and 2005 in the amount of $14.5 million and $1.1 million, respectively.
In addition to these special charges, we also have incurred the following one-time charges (see note 10 for further information):
•	In June 2006, we incurred a pretax charge of $4.9 million relating to the write-off of unamortized finance fees on the debt of Libbey and Crisa that we refinanced.

•	During 2005, we incurred a pretax charge of $16.5 million at Syracuse China relating to asset impairments and an inventory write-down.

•	During 2005, we incurred $4.9 million in pension settlement charges related to excess lump sum distributions taken by employees during 2005.

The following table summarizes the special charges included in the above results from operations table for the years 2006, 2005 and 2004:
Dollars in thousands

	Twelve months ended	Twelve months ended	Twelve months ended
	December 31, 2006	December 31, 2005	December 31, 2004

Cost of sales	$2,158	$1,965	$6,526
Selling, general and administrative expenses	—	1,347	—
Impairment of goodwill and other intangible assets	—	9,179	—
Special charges	16,334	14,745	7,993
Interest expense	4,906	—	—

Total special charges	$23,398	$27,236	$14,519

Discussion of 2006 vs. 2005 Results of Operations
Net Sales
In 2006, sales increased 21.4 percent to $689.5 million from $568.1 million in 2005. The increase in sales was primarily attributable to the consolidation of the sales of Crisa, increases of more than 6.0 percent in shipments to foodservice glassware customers and increases of over 9.0 percent to retail glassware customers. Shipments of Traex products and World Tableware products increased over 8.0 percent. Royal Leerdam and Crisal also experienced increased shipments in 2006 of approximately 14.9%. However, shipments to industrial customers were down 7.0 percent and shipments of Syracuse China products were down 2.4 percent during 2006.
Gross Profit
Gross profit increased in 2006 by $36.6 million, or 42.3 percent, compared to 2005. Gross profit as a percentage of net sales increased to 17.9 percent in 2006, compared to 15.2 percent in 2005. Gross profit, excluding special charges, was $125.3 million for 2006, compared to $88.5 million for 2005, representing an increase of $36.8 million or 41.6 percent. As a percentage of net sales, gross profit, excluding special charges, for 2006 was 18.2 percent, compared to 15.6 percent for 2005. Contributing to the increase in gross profit, excluding special charges, were the consolidation of Crisa, higher overall sales and higher production activity in both the United States and Europe, offset by increased costs for pension and retiree medical benefits and natural gas, higher distribution costs related to the increased sales, and the warehouse management software implementation issues at our Toledo facility. For a reconciliation of gross profit to gross profit, excluding special charges, see “Reconciliation on Non-GAAP Financial Measures” below.
Income (loss) from operations
Income from operations was $19.3 million in 2006, compared to a loss from operations of $8.9 million in 2005. Income from operations as a percentage of net sales increased to 2.8 percent in 2006, compared to (1.6) percent in 2005. Income from operations, excluding special charges, was $37.8 million for 2006, compared to $18.3 million for 2005, representing an increase of $19.4 million or 106.1 percent. As a percentage of net sales, income from operations, excluding special charges, for 2006 was 5.5 percent, compared to 3.2 percent for 2005. Selling, general and administrative expenses, excluding special charges, increased by $17.4 million from 2005 to 2006, and represented 12.7 percent of net sales for 2006, compared to 12.4 percent of net sales for 2005. The increase in selling, general and administrative expenses primarily related to the consolidation of Crisa, the new accounting rules on equity compensation expense, accrued profit sharing based on the improved financial results, and start-up costs for our new facility in China. For a reconciliation of income from operations, to income from operations, excluding special charges, see “Reconciliation on Non-GAAP Financial Measures” below.
Earnings (loss) before interest and income taxes (EBIT)
Earnings before interest and income taxes increased by $28.4 million, or 271.2 percent, from $(10.5) million in 2005 to $17.9 million in 2006. EBIT as a percentage of net sales increased to 2.6 percent in 2006, compared to (1.8) percent in 2005. EBIT, excluding special charges, was $36.4 million for 2006, compared to $16.8 million for 2005, representing an increase of $19.6 million or 116.7 percent. As a percentage of net sales, EBIT, excluding special charges, for 2006 was 5.3 percent, compared to 3.0 percent for 2005. EBIT, excluding special charges, increased due to the increase in income from operations, excluding special charges, and an increase in pretax equity earnings from Crisa of $6.1 million as a result of higher sales, higher translation gain, and lower natural gas and electricity costs. Partially offsetting these improvements was an increase in other expense of $5.8 million, primarily attributed to an increase in our natural gas contracts (note 16) and translation losses. For a reconciliation of EBIT to income before income taxes and a reconciliation of EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.

Earnings before interest, taxes, depreciation and amortization (EBITDA)
EBITDA increased by $31.8 million, or 146.2 percent, from $21.7 million in 2005 to $53.5 million in 2006. As a percentage of net sales, EBITDA was 7.8 percent in 2006, compared to 3.8 percent in 2005. EBITDA, excluding special charges, was $72.0 million for 2006, compared to $49.0 million for 2005, representing an increase of $23.0 million or 47 percent. As a percentage of net sales, EBITDA, excluding special charges, for 2006 was 10.4 percent, compared to 8.6 percent for 2005. The increase in EBITDA, excluding special charges, is attributable to the factors described above with respect to EBIT, excluding special charges, and to an increase in depreciation and amortization in 2006 resulting from higher capital expenditures and the consolidation of Crisa. For a reconciliation of EBITDA to income before taxes and a reconciliation of EBITDA, excluding special charges, see “Reconciliation on Non-GAAP Financial Measures” below.
Net loss and diluted loss per share
We reported a net loss of $20.9 million, or $1.47 per diluted share, in 2006, compared to a net loss of $19.4 million, or $1.39 per diluted share, in 2005. Net loss as a percentage of net sales was (3.0) percent, compared to (3.4) percent in 2005. Net loss, excluding special charges, increased by $4.9 million from $(1.1) million in 2005 to $3.8 million in 2006. Net loss increased in 2006 as the result of increased interest expense of $31.3 million, partially offset by increases in EBIT as described above. The increase in interest expense is the result of the refinancing consummated on June 16, 2006. Contributing to the increase in interest expense was a write-off of $4.9 million of financing fees associated with debt retired during 2006, as well as higher debt and higher average interest rates. See further discussion under “Borrowings” below. The effective tax rate increased to 27.1 percent during 2006 from 24.8 percent in 2005. This change in the rate was primarily attributable to the Crisa acquisition and related financing. As detailed in “Reconciliation of Non-GAAP Financial Measures” below, net loss per diluted share, excluding special charges, was $0.27 in 2006, compared to net income per diluted share, excluding special charges, of $0.08 in 2005.
Discussion of 2005 vs. 2004 Results of Operations
Net sales
In 2005, sales increased 4.3 percent to $568.1 million from $544.8 million in 2004. The increase in sales was attributable to the Crisal acquisition and higher sales of World Tableware, Syracuse China and Traex products. Total sales outside the U.S. increased by $33.1 million, or 26.4 percent, in 2005 compared to 2004. This increase was mainly attributable to the acquisition of Crisal in the first quarter of 2005. The increase in net sales was partially offset by slightly lower glassware shipments to foodservice and retail customers and a nearly 15.0 percent decline in shipments to industrial glassware customers resulting primarily from softness in the candle industry.
Gross profit
Gross profit decreased in 2005 by $13.9 million, or 13.9 percent, compared to 2004. Gross profit as a percentage of net sales decreased to 15.2 percent in 2005, compared to 18.4 percent in 2004. The decrease in gross profit was attributable to increased costs for pension and retiree medical benefits, natural gas, a $6.8 million increase in self insured workers compensation expense, and inventory reduction efforts (excess manufacturing downtime and close-out sales). In addition, during 2005 we incurred special charges of $2.0 million, compared to $6.5 million in 2004, as discussed above.
Income (loss) from operations
Loss from operations was $8.9 million in 2005, compared to income from operations of $23.9 million in 2004. Income from operations as a percentage of net sales declined to (1.6) percent in 2005, compared to 4.4 percent in 2004. Selling, general and administrative expenses increased by $3.0 million in 2005, compared to 2004, and represented 12.6 percent of net sales for each of 2005 and 2004. The increase in selling, general and administrative expenses in 2005 was mainly attributable to the acquisition of Crisal and special charges related to our 2005 salaried workforce reduction program.

Earnings (loss) before interest and income taxes (EBIT)
Earnings before interest and income taxes decreased by $35.3 million, or 142.2 percent, in 2005, compared to 2004. EBIT as a percentage of net sales decreased 6.4 percent in 2005 to (1.8) percent, compared to 4.6 percent in 2004. EBIT declined due to the reduction in income from operations in addition to an increased equity loss from Crisa of $2.7 million. The increase in the Crisa equity loss was a result of lower machine activity, higher repair expenses, higher natural gas costs and the recording of a prior year severance indemnity obligation. For a reconciliation of EBIT to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.
Earnings before interest, taxes, depreciation and amortization (EBITDA)
EBITDA decreased by $32.3 million, or 59.5 percent, in 2005, compared to 2004. As a percentage of net sales, EBITDA was 3.9 percent in 2005, compared to 10.0 percent in 2004. Lower EBIT was offset by a $3.0 million increase in depreciation and amortization in 2005, compared to 2004. The increase in depreciation and amortization was the result of higher capital expenditures and the acquisition of Crisal. For a reconciliation of EBITDA to income before income taxes, see “Reconciliation of Non-GAAP Financial Measures” below.
Net (loss) income and diluted (loss) earnings per share
We reported a net loss of $19.4 million, or $1.39 per diluted share, in 2005, compared to net income of $8.3 million, or $0.60 per diluted share, in 2004. Net (loss) income as a percentage of net sales was (3.4) percent in 2005, compared to 1.5 percent in 2004. Net income declined in 2005 as the result of lower EBIT and the write-off of financing fees of $1.8 million, classified as interest expense, as the result of our debt covenant amendments. The effective tax rate declined to 24.8 percent during 2005 from 30.0 percent in 2004. This reduction was primarily attributable to changes in Mexican tax rates and changes in state tax credits. As detailed in “Reconciliation of Non-GAAP Financial Measures” below, net income per diluted share, excluding special charges, was $0.08 in 2005, compared to net income per diluted share, excluding special charges, of $1.34 in 2004.
SEGMENT RESULTS OF OPERATIONS
The following table summarizes the results of operations for our three segments described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.

Dollars in thousands, except percentages			Variance				Variance
Year end December 31,	2006	2005	In dollars	In percent	2005	2004	In dollars	In percent

Net sales:
North American Glass	$476,696	$365,037	$111,659	30.6%	$365,037	$379,654	$(14,617)	(3.9)%
North American Other	114,581	109,945	4,636	4.2%	109,945	103,555	6,390	6.2%
International	106,798	95,399	11,399	11.9%	95,399	66,946	28,453	42.5%
Eliminations	(8,595)	(2,248)			(2,248)	(5,388)

Consolidated net sales	$689,480	$568,133	$121,347	21.4%	$568,133	$544,767	$23,366	4.3%

Earnings (loss) before interest and taxes (EBIT):
North American Glass	$5,471	$7,062	$(1,591)	(22.5)%	$7,062	$11,061	$(3,999)	(36.2)%
North American Other	9,382	(14,411)	23,793	165.1%	(14,411)	11,462	(25,873)	(225.7)%
International	3,161	(3,101)	6,262	201.9%	(3,101)	2,306	(5,407)	(234.5)%

Consolidated EBIT	$18,014	$(10,450)	$28,464	272.4%	$(10,450)	$24,829	$(35,279)	(142.1)%

EBIT Margin	2.6%	(1.8)%			(1.8)%	4.6%

Special Charges (excluding write-off of financing fees):
North American Glass	$18,534	$10,136	$8,398	82.8%	$10,136	$14,519	$(4,383)	30.2%
North American Other	(42)	17,100	(17,142)	(100.2)%	17,100	$—	$17,100	100.0%
International	—	—	—		—	$—	$—

Consolidated special charges	$18,492	$27,236	$(8,744)	32.1%	$27,236	$14,519	$12,717	87.6%

Discussion of 2006 vs. 2005 Segment Results of Operations
North American Glass
Net sales increased 30.6 percent from $365.0 million in 2005 to $476.7 million in 2006. Excluding Crisa’s net sales from June 16, 2006 through December 31, 2006, net sales increased 6.0 percent compared to 2005. This increase in net sales, excluding Crisa, was attributable to an increase of more than 6.0 percent in shipments to foodservice glassware customers and an increase of 9.0 percent to retail glassware customers. Shipments to industrial customers declined 7.0 percent during 2006.

EBIT decreased by $1.6 million to $5.5 million in 2006, compared to $7.1 million in 2005. EBIT as a percentage of net sales decreased to 1.1 percent in 2006, compared to 1.9 percent in 2005. EBIT, excluding special charges, was $24.0 million for 2006, compared to $17.2 million in 2005. As a percentage of net sales, EBIT, excluding special charges, increased to 5.0 percent in 2006, compared to 4.7 percent in 2005. Higher sales and production activity, together with the consolidation of Crisa, contributed to the improvement in EBIT, excluding special charges, compared to 2005. Partially offsetting these improvements were higher distribution costs related to the increased sales and the warehouse management software implementation issues at our Toledo facility, and a $3.5 million increase in charges related to natural gas contracts. For a reconciliation of North American Glass EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.
North American Other
Net sales increased 4.2 percent from $109.9 million in 2005 to $114.6 million in 2006. This increase in net sales was attributable to increases of more than 8.0 percent in shipments of Traex products and World Tableware products, partially offset by a decline of 2.4 percent in shipments of Syracuse China products.
EBIT increased by $23.8 million to $9.4 million compared to a loss of $(14.4) million in 2005. EBIT as a percentage of net sales increased to 8.2 percent in 2006, compared to (13.1) percent in 2005. EBIT, excluding special charges, was $9.3 million for 2006, compared to $2.7 million in 2005. As a percentage of net sales, EBIT, excluding special charges, increased to 8.2 percent in 2006, compared to 2.4 percent in 2005. Higher sales, improved margins and significantly higher production activity contributed to the increase in EBIT, excluding special charges. For a reconciliation of North American Other EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.
International
For 2006, net sales increased 11.9 percent to $106.8 million from $95.4 million in 2005. This increase in net sales was attributable to increased business-to-business sales and the foreign exchange impact on translating euros to U.S. dollars.
EBIT increased by $6.3 million to $3.2 million in 2006, compared to a loss of $(3.1) million in 2005. EBIT as a percentage of net sales increased to 3.0 percent in 2006, compared to (3.3) percent in 2005. Increased net sales and gross profit, in addition to an increase in pretax equity earnings from Crisa of $6.1 million (Crisa results of operations post June 15, 2006 are included in the North American Glass reporting segment), all of which more than offset costs associated with the start up of the new facility in China, contributed to the improvement in EBIT in 2006 compared to 2005.
Discussion of 2005 vs. 2004 Segment Results of Operations
North American Glass
Net sales decreased 3.9 percent, from $379.7 million in 2004 to $365.0 million in 2005. Lower glassware shipments to foodservice and retail customers and a decrease of nearly 15.0 percent in shipments to industrial glassware customers (resulting primarily from softness in the candle industry) contributed to the decline in net sales.
EBIT decreased by $4.0 million from $11.1 million in 2004 to $7.1 million in 2005. EBIT as a percentage of net sales decreased to 1.9 percent in 2005, compared to 2.8 percent in 2004. EBIT, excluding special charges, was $17.2 million for 2005, as compared to $25.6 million in 2004. As a percentage of net sales, EBIT, excluding special charges, decreased to 4.7 percent in 2005, compared to 6.7 percent in 2004. Increased costs for pension and retiree medical benefits, natural gas and inventory reduction efforts (excess manufacturing downtime and close-out sales) contributed to the decrease in EBIT, excluding special charges. For a reconciliation of North American Glass EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.
North American Other
Net sales increased 6.2 percent from $103.6 million in 2004 to $109.9 million in 2005. This increase in net sales was attributable to an increase in shipments of Traex, World Tableware and Syracuse China products.
EBIT decreased by $25.9 million to a loss of $(14.4) million in 2005, compared to income of $11.5 million in 2004. EBIT as a percentage of net sales decreased to (13.1) percent in 2005, compared to 11.1 percent in 2004. EBIT, excluding special charges, was $2.7 million for 2005, as compared to $11.5 million in 2004. As a percentage of net sales, EBIT, excluding special charges, decreased to 2.4 percent in 2005, compared to 11.1 percent in 2004. Offsetting the increase in net sales discussed above, the decrease in EBIT, excluding special charges, was attributable to increased costs for pension and retiree medical benefits, a $5.2 million increase in self insured workers compensation expense principally at Syracuse China, and inventory reduction efforts (excess manufacturing downtime and close-out sales). For a reconciliation of North American Other EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.

International
Net sales increased 42.5 percent from $66.9 million in 2004 to $95.4 million in 2005. This increase in net sales was attributable to the acquisition of Crisal in the first quarter of 2005, partially offset by a decline in shipments of Royal Leerdam products.
2005 EBIT decreased by $5.4 million to a loss of $(3.1) million, compared to income of $2.3 million in 2004. EBIT as a percentage of net sales decreased to (3.3) percent in 2005, compared to 3.4 percent in 2004. An inventory reduction effort (excess manufacturing downtime and close-out sales) and the increased equity loss from Crisa of $2.7 million (Crisa results of operations post June 15, 2006 are included in the North American Glass reporting segment) contributed to the decline in EBIT. The increase in the Crisa equity loss was a result of lower machine activity, higher repair expenses, higher natural gas costs and the recording of a prior year severance indemnity obligation.
CAPITAL RESOURCES AND LIQUIDITY
Balance Sheet and Cash flows
Cash and Equivalents
At December 31, 2006, our cash balance increased to $41.8 million from $3.2 million December 31, 2005. As a result of the refinancing completed in June, working capital lines of credit were eliminated and with no short-term or overnight borrowings to repay, we realized an increase in cash on hand. We used a large portion of this excess cash to repay debt under the ABL Facility in January 2007.
Working Capital
The following table presents working capital components for 2006 and 2005:

(Dollars in thousands, except percentages, DSO, DIO, DPO, and DWC)

			Variance
December 31,	2006	2005	In dollars	In percent

Accounts receivable	$99,203	$79,042	$20,161	25.5%
DSO (1) (6)	48.3	50.8

Inventories	159,123	122,572	36,551	29.8%
DIO (2) (6)	77.4	78.7

Accounts payable	67,493	47,020	20,473	43.5%
DPO (3) (6)	32.8	30.2

Working Capital (4)	$190,833	$154,594	$36,239	23.4%
DWC (5) (6)	92.9	99.3
Percentage of net sales (6)	25.0%	27.2%

DSO, DIO, DPO and DWC are all calculated using net sales as the numerator on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as inventories and accounts receivable less accounts payable.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	The 2006 calculations includes Crisa proforma net sales for 2006.

Working capital, defined as inventories and accounts receivable less accounts payable, increased by $36.2 million in 2006, compared to 2005. As a percentage of net sales, working capital decreased to 25.0 percent in 2006, compared to 27.2 percent in 2005. Included in the $190.8 million at the end of 2006 was $39.0 million of working capital associated with the Crisa business acquired in June 2006. Working capital, excluding Crisa, was $2.9 million lower than it was a year ago, reflecting our continued efforts to reduce our investment in working capital. Inventories, excluding Crisa, were $4.0 million lower in 2006 compared to 2005, as the result of successful inventory reduction programs. Accounts receivable, excluding Crisa, decreased $2.2 million and accounts payable, excluding Crisa, were $3.3 million lower in 2006 compared to 2005. For a reconciliation of working capital, see “Reconciliation of Non-GAAP Financial Measures” below.
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
On June 16, 2006, Libbey Glass issued, pursuant to private offerings, $306 million aggregate principal amount of floating rate senior secured notes and $102 million aggregate principal amount of senior subordinated secured pay-in-kind notes, both due 2011. Concurrently, Libbey Glass entered into a new $150 million Asset Based Loan facility (ABL Facility), expiring in 2010.
Proceeds from these transactions were immediately used to repay existing bank and private placement indebtedness. In addition, proceeds were used for the acquisition of the remaining 51 percent equity interest in Crisa, for $80.0 million, bringing our ownership of Crisa to 100 percent; for repayment of existing Crisa indebtedness of approximately $71.9 million; and for related fees, expenses and redemption premiums of Libbey and Crisa.
The following table presents our total borrowings at December 31, 2006:
Dollars in thousands, except percentages

	Interest Rate	Maturity Date

Borrowings under ABL facility	floating	December 16, 2010	$46,210
Senior notes	floating (see	June 1, 2011	306,000
	Interest rate
	protection
	Agreements
	below)
PIK notes	16.00%	December 1, 2011	109,480
Promissory note	6.00%	January 2007 to September 2016	1,985
Notes payable	floating	January 2007	226
RMB loan contract	floating	July 2012 to December 2012	32,050
Obligations under capital leases	floating	January 2007 to May 2009	1,548
Other debt	floating	September 2009	1,954

Total Borrowings			499,453
Less — unamortized discounts and warrants			8,221

Total Borrowings — net (1)(2)			$491,232

(1)	Total debt includes notes payable, long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

(2)	See contractual obligations section below on scheduled payments by period.
We had total borrowings of $491.2 million at December 31, 2006, compared to total borrowings of $261.7 million at December 31, 2005. The increase of $229.6 in borrowings is primarily attributable to the acquisition of Crisa and the related refinancing and the completion of the new green-meadow facility in China. We were in compliance with all debt covenants as of December 31, 2006 and December 31, 2005.
Of our total indebtedness, $188.0 million (after interest rate protection agreements as discussed below) is subject to fluctuating interest rates at December 31, 2006. A change in one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis.
Included in Interest Expense is the amortization of discounts and warrants on the Senior Secured Notes and PIK Notes and financing fees of $1.6 million for 2006.

Cash Flow
The following table presents key drivers to free cash flow for 2006, 2005 and 2004:
Dollars in thousands, except percentages

			Variance				Variance
December 31,	2006	2005	In dollars	In percent	2005	2004	In dollars	In percent

Net cash provided by operating activities	$54,858	$38,113	$16,745	43.9%	$38,113	$42,750	$(4,637)	(10.8)%
Capital expenditures	73,598	44,270	29,328	66.2%	44,270	40,482	3,788	9.4%
Acquisitions and related costs	78,434	28,948	49,486	170.9%	28,948	—	28,948	100.0%
Dividends from Crisa	—	—	—	—	—	980	(980)	(100.0)%
Proceeds from asset sales and other	—	212	(212)	(100)%	212	16,623	(16,411)	(98.7)%

Free cash flow (1)	$(97,174)	$(34,893)	$(62,281)	(178.5)%	$(34,893)	$19,871	$(54,764)	(275.6)%

(1)	We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures and acquisition and related costs, plus proceeds from asset sales and other and dividends received from Crisa) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance.
Discussion of 2006 vs. 2005 Cash Flow
Net cash provided by operating activities increased $16.7 million to $54.9 million in 2006, compared to $38.1 million in 2005. The increase is primarily related to an increase in EBITDA, excluding special charges, and a reduction in working capital. Other factors impacting the calculation of cash flow were an increase in non-cash pension and nonpension postretirement expense and a decrease in non-cash workers compensation expense.
Free cash flow was $(97.2) million in 2006, compared to $(34.9) million in 2005, a decrease of $62.3 million. This decline is mainly attributable to the increase in net cash provided by operating activities offset by an increase in capital expenditures (including $36.9 million for the construction of our new facility in China) and the Crisa acquisition of $78.4 million. For a reconciliation of net cash provided by operating activities to free cash flow, see “Reconciliation of Non-GAAP Financial Measures” below.
Discussion of 2005 vs. 2004 Cash Flow
Net cash provided by operating activities decreased $4.6 million to $38.1 million in 2005, compared to $42.7 million in 2004. The decrease is primarily related to a decrease in EBITDA, excluding special charges, offset by a reduction in working capital. Other factors impacting the calculation of cash flow were increased non-cash pension and nonpension postretirement expense as well as an increase in non-cash workers compensation expense.
Free cash flow was $(34.9) million in 2005, compared to $19.9 million in 2004, a decrease of $54.8 million. This decline is mainly attributable to a decrease in net cash provided by operating activities, an increase in capital expenditures (including $14.8 million for the construction of our new China facility), acquisition costs of $29.0 million associated with Crisal and a decrease in proceeds received from asset sales (primarily the sale of land at our former City of Industry location) in 2005 compared to 2004. For a reconciliation of net cash provided by operating activities to free cash flow, see “Reconciliation of Non-GAAP Financial Measures” below.
Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2006, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 2.9 years at December 31, 2006. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 11.8 percent per year at December 31, 2006. The fair market value for the Rate Agreements at December 31, 2006, was $1.2 million.

We also use commodity futures contracts related to forecasted future U.S. natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2006, we had commodity futures contracts for 3,450,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $(5.3) million. We have hedged forecasted transactions through March 2008. At December 31, 2005, we had commodity futures contracts for 2,800,000 million BTU’s of natural gas with a fair market value of $7.6 million.
Share Repurchase Program
Since mid-1998, we have repurchased 5,125,000 shares for $140.7 million, as authorized by our Board of Directors. As of December 31, 2006, authorization remains for the purchase of an additional 1,000,000 shares. During 2006 and 2005, we did not repurchase any common stock. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
We are using a portion of the repurchased common stock to fund our Employee Stock Benefit Plans. See note 15 to the Consolidated Financial Statements for further discussion.
Contractual Obligations
The following table presents our existing contractual obligations at December 31, 2006 and related future cash requirements:
Dollars in thousands

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Borrowings	$491,232	$1,020	$3,203	$453,849	$33,160
Long term operating leases	77,349	11,333	18,484	12,123	35,409
Vitro Payable	19,673	—	19,673	—	—
Pension and nonpension (1)	162,339	20,379	50,057	44,942	46,961

Total obligations	$750,593	$32,732	$91,417	$510,914	$115,530

(1)	It is difficult to estimate future cash contributions as such amounts are a function of actual investment returns, withdraws from the plan, changes in interest rates, and other factors uncertain at this time. However, we have included our best estimate for contributions through 2013.
In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2006, totaled $8.4 million. For further detail with respect to our guarantees, see note 19 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We were a joint venture partner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), the largest glass tableware manufacturer in Latin America, through June 15, 2006. On June 16, 2006, we purchased the remaining 51 percent equity interest in Crisa (see note 4 to the Consolidated Financial Statements). Through June 15, 2006, we recorded our 49 percent interest in Crisa using the equity method of accounting. From this joint venture, we recorded equity earnings (loss), dividends and certain technical assistance income. We also had a reciprocal distribution agreement with our joint venture partner that gave us exclusive distribution rights with respect to Crisa’s glass tableware products in the U.S. and Canada, and gave Crisa the exclusive distribution rights with respect to our glass tableware products in Latin America. In addition, we guaranteed a portion of Crisa’s bank debt (see note 19 to the Consolidated Financial Statements). While we owned 49 percent of Crisa, we evaluated this investment and related arrangements in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) and determined that Crisa was a Variable Interest Entity (VIE), as defined by FIN 46R; however, we were not considered the primary beneficiary, as we did not absorb the majority of expected losses or received the majority of expected residual returns. Therefore, Crisa was not consolidated in our Consolidated Financial Statements through June 15, 2006. Since we acquired the remaining 51 percent of Crisa on June 16, 2006, we have consolidated Crisa’s financial statements. See notes 4 and 6 to the Consolidated Financial Statements for disclosure regarding financial information relating to Crisa.

Capital Resources and Liquidity
Based on our current level of operations, we believe our cash flow from operations and available borrowings under our ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to fund our working capital needs, debt payments and other obligations, capital expenditures program and other funding requirements, and to comply with debt agreements, depends on our future operating performance and cash flow (see Part II, Item 1A. Risk Factors).
Reconciliation of Non-GAAP Financial Measures
We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. We believe that non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.
Summary of Special Charges (note 10)
Dollars in thousands

Year ended December 31,	2006	2005	2004

Capacity realignment:
Pension and retiree welfare	$—	$—	$4,621
Inventory write-down	—	—	1,905

Included in cost of sales	—	—	6,526

Fixed asset related	—	1,827	4,678
Employee termination costs & other	61	3,754	3,315
Gain on land sales	(359)	(4,508)	—

Included in special charges	(298)	1,073	7,993

Total pretax capacity realignment charges	$(298)	$1,073	$14,519

Salaried workforce reduction program:
Pension & retiree welfare	$—	$867	$—

Included in cost of sales	—	867	—

Pension & retiree welfare	—	1,347	—

Included in selling, general & administrative expenses	—	1,347	—

Employee termination costs & other	(70)	2,494	—

Included in special charges	(70)	2,494	—

Total pretax salaried workforce reduction program	$(70)	$4,708	$—

Syracuse China asset impairment and other charges:
Inventory write-down	$—	$1,098	$—

Included in cost of sales	—	1,098	—

Goodwill write-down	—	5,442	—
Intangibles write-down	—	3,737	—

Included in impairment of goodwill and other intangible assets	—	9,179	—

Fixed asset related	—	6,257	—

Included in special charges	—	6,257	—

Total pretax Syracuse China asset impairment and other charges	$—	$16,534	$—

Year ended December 31,	2006	2005	2004

Pension settlement accounting	$—	$4,921	$—
Included in special charges	$—	$4,921	$—

Crisa restructuring:
Inventory write-down	$2,158	$—	$—

Included in cost of sales	2,158	—	—

Fixed asset related	16,702	—	—

Included in special charges	16,702	—	—

Total Crisa restructuring	$18,860	$—	$—

Write-off of finance fees	$4,906	$—	$—

Included in interest expense	$4,906	$—	$—

Total special charges	$23,398	$27,236	$14,519

Special charges classifications as shown in the Consolidated Statements of Operations:
Cost of sales	$2,158	$1,965	$6,526
Selling, general, and administrative expenses	—	1,347	—
Impairment of goodwill and other intangible assets	—	9,179	—
Special charges	16,334	14,745	7,993
Interest expense	4,906	—	—

Total special charges	$23,398	$27,236	$14,519

Reconciliation of Non-GAAP Financial Measures for Special Charges
Dollars in thousands

December 31,	2006	2005	2004

Gross profit	$123,164	$86,542	$100,462
Special charges reported in cost of sales	2,158	1,965	6,526

Gross profit, excluding special charges	$125,322	$88,507	$106,988

Income (loss) from operations	$19,264	$(8,917)	$23,895
Special charges (excluding write-off of finance fees)	18,492	27,236	14,519

Income from operations, excluding special charges	$37,756	$18,319	$38,414

Earnings (loss) before interest and income tax before minority interest (EBIT)	$18,014	$(10,450)	$24,829

Minority Interest	(66)	(34)	—

Earnings (loss) before interest and income tax after minority interest (EBIT)	17,948	(10,484)	24,829
Special charges (excluding write-off of finance fees)	18,492	27,236	14,519

Earnings (loss) before interest and income tax after minority interest (EBIT), excluding special charges	$36,440	$16,752	$39,348

Reported net (loss) income	$(20,899)	$(19,355)	$8,252
Special charges — net of tax	17,055	20,454	10,163

Net (loss) income, excluding special charges	$(3,844)	$1,099	$18,415

Diluted earnings per share:
Reported net (loss) income	$(1.47)	$(1.39)	$0.60
Special charges — net of tax	1.20	1.47	0.74

Net (loss) income, excluding special charges, per diluted share	$(0.27)	$0.08	$1.34

	2006	2005	2004

(Loss) income before income taxes	$(28,646)	$(25,741)	$11,780
Add: interest expense	46,594	15,255	13,049

Earnings (Loss) before interest and taxes after minority interest (EBIT)	17,948	(10,484)	24,829
Add: depreciation and amortization	35,556	32,217	29,505

Earnings before interest, taxes, depreciation and amortization after minority interest (EBITDA)	53,504	21,733	54,334

Add: Special charges (excluding write-off of finance fees) — pre-tax	18,492	27,236	14,519

EBITDA, excluding special charges	$71,996	$49,969	$68,853

Reconciliation of net cash provided by operating activities to free cash flow
Dollars in thousands

December 31,	2006	2005	2004

Net cash provided by operating activities	$54,858	$38,113	$42,750
Less:
Capital expenditures	73,598	44,270	40,482
Acquisition and related costs	78,434	28,948	—
Plus:
Dividends from equity investments	—	—	980
Proceeds from asset sales and other	—	212	16,623

Free cash flow	$(97,174)	$(34,893)	$19,871

Reconciliation of working capital
Dollars in thousands

December 31,	2006	2005

Accounts receivable	$99,203	$79,042
Plus:
Inventories	159,123	122,572
Less:
Accounts payable	67,493	47,020

Working capital	$190,833	$154,594

Reconciliation of Non-GAAP Financial Measures for Special Charges — Segments
Dollars in thousands

December 31,	2006	2005	2004

Earnings before interest and income tax (EBIT):
North American Glass	$5,471	$7,062	$11,061
North American Other	9,382	(14,411)	11,462
International	3,161	(3,101)	2,306

Total earnings before interest and income tax (EBIT)	$18,014	$(10,450)	$24,829

Special charges (excluding write-off of finance fees):
North American Glass	$18,534	$10,136	$14,519
North American Other	(42)	17,100	—
International	—	—	—

Total special charges (excluding write-off of finance fees)	$18,492	$27,236	$14,519

Earnings before interest and income tax (EBIT), excluding special charges:
North American Glass	$24,005	$17,198	$25,580
North American Other	9,340	2,689	11,462
International	3,161	(3,101)	2,306

Total earnings before interest and income tax (EBIT), excluding special charges	$36,506	$16,786	$39,348

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in their preparation. The areas described below are affected by critical accounting estimates and are impacted significantly by judgments and assumptions in the preparation of the Consolidated Financial Statements. Actual results could differ materially from the amounts reported based on these critical accounting estimates.
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
Allowance for Doubtful Accounts
Our accounts receivable balance, net of allowances for doubtful accounts, was $99.2 million in 2006, compared to $79.0 million in 2005. The allowance for doubtful accounts was $11.5 million in 2006, compared to $13.4 million in 2005. The allowance increase in 2006 compared to 2005 is mainly attributable to allowances at Crisa. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.
Allowance for Slow-Moving and Obsolete Inventory
We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. Historically, these loss provisions have not been significant, as a significant percentage of our inventories is valued using the last-in, first-out (LIFO) method. At December 31, 2006, our inventories were $159.1 million, with loss provisions of $6.1 million, compared to inventories of $122.6 million and loss provisions of $3.3 million at December 31, 2005. The allowance increase in 2006 compared to 2005 is mainly attributable to allowances at Crisa.
Asset Impairment
Fixed Assets
We review fixed assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions. In 2005, we wrote down certain assets to fair value at our Syracuse China facility based upon appraisals performed by an independent third party. In 2004, due to the closure of our facility in City of Industry, California, we wrote down the values of certain assets based upon appraisals performed by an independent third party. These write-downs are further disclosed in note 10 to the Consolidated Financial Statements.
Goodwill and Indefinite Life Intangible Assets
Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method, which incorporates the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. Our review indicated an impairment of goodwill of $5.4 million at our Syracuse China facility during 2005. This impairment is further disclosed in note 7 to the Consolidated Financial Statements.
Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1 for each year presented. An impairment loss for intangible assets of $3.7 million was recorded in 2005 for our Syracuse China facility. This impairment is further disclosed in note 7 to the Consolidated Financial Statements.
If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed as of October 1, 2006, may have indicated an impairment of one or more of the Company’s other reporting units and, as a result, the related goodwill would also have been impaired. As of October 1, 2006, the excess of fair value of the Crisal reporting unit exceeded its carrying value by approximately $1.7 million.

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
Pension Assumptions
The following are the assumptions used to determine the benefit obligations and pretax income effect for our pension plan benefits for 2006, 2005 and 2004:

	U.S. Plans			Non-U.S. Plans

Year ended December 31,	2006	2005	2004	2006	2005	2004

Discount rate	5.82% to 5.91%	5.60%	5.75%	4.50% to 8.75%	4.25%	4.70%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	6.50%	6.50%	6.50%
Rate of compensation increase	3.0 to 6.0%	3.0 to 6.0%	4.00%	2.0 to 3.5%	2.0 to 2.5%	2.0 to 2.5%

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
Sensitivity to changes in key assumptions is as follows:
•	A change of 1 percent in the discount rate would change our total pension expense by approximately $3.7 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million based on year-end data.

Nonpension Postretirement Assumptions
We use various actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for our retiree welfare plan. The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits at our December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans

Year ended December 31,	2006	2005	2004	2006	2005	2004

Discount rate	5.77%	5.60%	5.75%	4.87%	5.00%	5.75%
Initial health care trend	8.50%	9.00%	9.00%	8.50%	8.00%	9.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	7	4	4	7	3	4

Sensitivity to changes in key assumptions is as follows:
•	A 1 percent change in the discount rate would change the nonpension postretirement expense by $0.2 million.

•	A 1 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.
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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. In the United States, the Company has recorded deferred tax assets, the largest of which relate to pension and nonpension postretirement benefits. The deferred tax assets are partially offset by deferred tax liabilities, the most significant of which relate to accelerated depreciation. Losses before income taxes have been incurred in recent years, and though the risk of not realizing the deferred tax asset exists, we believe it is more likely than not that the deferred tax asset will be realized through loss carry backs and the effects of tax planning.
Derivatives and Hedging
We use derivatives to manage a variety of risks, including risks related to interest rates and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivatives accounting are complex. Failure to apply this complex guidance will result in all changes in the fair value of the derivative being reported in earnings, without regard to the offsetting in the fair value of the hedged item. The accompanying financial statements reflect consequences of loss hedge accounting for certain positions.
In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If the fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively.

Stock-Based Compensation Expense
On January 1, 2006, we adopted SFAS 123-R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under SFAS 123-R for fiscal 2006 was $1.3 million.
Upon adoption of SFAS 123-R, we began estimating the value of employee share based compensation on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123-R, the value of each employee share based compensation unit was estimated on the date of grant using this same model for the purpose of the pro forma financial information provided in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. The use of the Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate interest rate, and expected dividends. See note 15 for additional information.
New Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” (FIN No. 48). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We plan to adopt FIN No. 48 effective for the first quarter of the calendar year ended December 31, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

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
Interest Rates
We are exposed to market risk associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $188.0 million of debt subject to fluctuating interest rates at December 31, 2006. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 60 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counter parties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counter parties.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the discount rate would change our total expense by approximately $3.9 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Libbey Inc.
We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2006, included in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. As of December 31, 2005 and for each of the two years in the period ended December 31, 2005, we did not audit the combined financial statements of Vitrocrisa Holding, S. de R.L. de C.V and subsidiaries and Crisa Libbey, S.A. de C.V (collectively the “Vitrocrisa Companies”) (corporations in which Libbey owned a 49% interest). As of December 31, 2005 and for each of the two years in the period ended December 31, 2005, the Vitrocrisa Companies’ financial statements were audited by other auditors whose reports were furnished to us; and, insofar as our opinion on the consolidated financial statements relates to amounts included for these companies, it was based solely on the report of other auditors. In the consolidated financial statements, the Company’s equity investment in Vitrocrisa Companies is stated at $3,895,500 at December 31, 2005, and Libbey Inc.’s equity in the net loss of Vitrocrisa Companies is stated at $(5,056,680) and $(1,449,000) for the years ended December 31, 2005 and 2004, respectively.
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
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2006 and 2005, and the consolidated statements of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and defined benefit pension plans and other postretirement plans, respectively, in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Libbey Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
March 16, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Libbey Inc.
We have audited management’s assessment, included in the accompanying “Report of Management,” that Libbey Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vitrocrisa Holding, S. de R.L. de C.V and related companies, which is included in the consolidated financial statements of Libbey Inc. and constituted 33.6% and 4.7% of consolidated total and net assets, respectively, as of December 31, 2006, and 13.2% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of Libbey Inc. also did not include an evaluation of the internal control over financial reporting of Vitrocrisa Holding, S. de R.L. de C.V and related companies.
In our opinion, management’s assessment that Libbey Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Libbey Inc. and our report dated March 16, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
March 16, 2007

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
Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu
/s/ C.P.C. Ernesto Cruz Velázquez de León

Monterrey, N.L. Mexico
February 28, 2006

Libbey Inc. Consolidated Balance Sheets
Dollars in thousands, except per-share amounts

December 31,	Footnote Reference	2006	2005

Assets
Current assets:
Cash & equivalents		$41,766	$3,242
Accounts receivable — net	(note 3)	99,203	79,042
Inventories — net	(note 3)	159,123	122,572
Deferred taxes	(note 11)	4,120	8,270
Prepaid and other current assets	(note 3)	16,632	10,787

Total current assets		320,844	223,913
Other assets:
Repair parts		9,279	6,322
Intangible pension asset	(note 12)	—	17,251
Software — net	(note 5)	4,704	4,561
Deferred taxes	(note 11)	6,974	952
Investments	(note 6)	—	76,657
Purchased intangible assets — net	(note 4 & 7)	31,492	10,778
Goodwill — net	(note 7)	174,880	50,825
Other assets	(note 3)	17,717	4,397

Total other assets		245,046	171,743
Property, plant, and equipment — net	(note 8)	312,241	200,128

Total assets		$878,131	$595,784

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	(note 9)	$226	$11,475
Accounts payable		67,493	47,020
Salaries and wages		28,679	16,043
Accrued liabilities	(note 3)	46,135	36,901
Pension liability (current portion)	(note 12)	1,389	—
Nonpension postretirement benefits (current portion)	(note 13)	3,252	—
Derivative liability		4,132	67
Special charge reserve	(note 10)	1,487	2,002
Accrued income tax	(note 11)	—	7,131
Long-term debt due within one year	(note 9)	794	825

Total current liabilities		153,587	121,464
Long-term debt	(note 9)	490,212	249,379
Pension liability	(note 12)	77,174	54,760
Nonpension postretirement benefits	(note 13)	38,495	45,081
Payable to Vitro		19,673	—
Other long-term liabilities	(note 3)	11,140	5,461

Total liabilities		790,281	476,145
Minority interest	(note 2)	—	34

Total liabilities and minority interest		790,281	476,179

Stockholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued (18,689,710 shares issued in 2005		187	187
Capital in excess of par value (includes warrants of $1,034 and 485,309 shares in 2006.)		303,381	301,025
Treasury stock, at cost, 4,358,175 shares (4,681,721 in 2005)		(129,427)	(132,520)
Retained deficit		(40,282)	(17,966)
Accumulated other comprehensive loss	(note 17)	(46,009)	(31,121)

Total shareholders’ equity		87,850	119,605

Total liabilities and shareholders’ equity		$878,131	$595,784

See accompanying notes

Libbey Inc. Consolidated Statements of Operations
Dollars in thousands, except per-share amounts

December 31,	Footnote reference	2006	2005	2004

Net sales	(note 2)	$689,480	$568,133	$544,767
Freight billed to customers		2,921	1,932	2,030

Total revenues		692,401	570,065	546,797
Cost of sales	(note 2)	569,237	483,523	446,335

Gross profit		123,164	86,542	100,462
Selling, general and administrative expenses		87,566	71,535	68,574
Impairment of goodwill and other intangible assets	(note 7 & 10)	—	9,179	—
Special charges	(note 10)	16,334	14,745	7,993

Income (loss) from operations		19,264	(8,917)	23,895
Equity earnings (loss) — pretax	(note 6)	1,986	(4,100)	(1,435)
Other (expense) income		(3,236)	2,567	2,369

Earnings (loss) before interest, income taxes and minority interest		18,014	(10,450)	24,829
Interest expense	(note 9)	46,594	15,255	13,049

(Loss) income before income taxes and minority interest		(28,580)	(25,705)	11,780
(Benefit) provision for income taxes	(note 11)	(7,747)	(6,384)	3,528

(Loss) income before minority interest		(20,833)	(19,321)	8,252
Minority interest	(note 2)	(66)	(34)	—

Net (loss) income		$(20,899)	$(19,355)	$8,252

Net (loss) income per share
Basic	(note 14)	$(1.47)	$(1.39)	$0.60
Diluted	(note 14)	$(1.47)	$(1.39)	$0.60

Weighted average shares
Outstanding	(note 14)	14,182	13,906	13,712
Diluted	(note 14)	14,182	13,906	13,719

See accompanying notes

Libbey Inc. Consolidated Statements of Shareholders’ Equity
Dollars in thousands, except per-share amounts

					Accumulated
					Other
	Common	Capital in	Treasury	Retained	Comprehensive
	Stock	Excess of	Stock	Earnings	Income (Loss)
	Amount (1)	Par Value	Amount (1)	(Deficit)	(note 17)	Total

Balance December 31, 2003	$187	$300,378	$(139,449)	$4,154	$(25,413)	$139,857
Comprehensive income:
Net loss				8,252		8,252
Effect of derivatives — net of tax					2,067	2,067
Net minimum pension liability (including equity investments) — net of tax					(1,459)	(1,459)
Effect of exchange rate fluctuation					(3,801)	(3,801)

Total comprehensive income (note 17)						5,059
Stock options exercised		472				472
Income tax benefit on stock options (note 11)		72				72
Stock issued from treasury			3,584			3,584
Dividends — $0.40 per share				(5,481)		(5,481)

Balance December 31, 2004	187	300,922	(135,865)	6,925	(28,606)	143,563
Comprehensive income:
Net loss				(19,355)		(19,355)
Effect of derivatives — net of tax					5,040	5,040
Net minimum pension liability (including equity investments) — net of tax					(7,176)	(7,176)
Effect of exchange rate fluctuation					(379)	(379)

Total comprehensive loss (note 17)						(21,870)
Stock options exercised		99				99
Income tax benefit on stock options (note 11)		4				4
Stock issued from treasury			3,345			3,345
Dividends — $0.40 per share				(5,536)		(5,536)

Balance December 31, 2005	187	301,025	(132,520)	(17,966)	(31,121)	119,605

Comprehensive (loss):
Net loss				(20,899)		(20,899)
Effect of derivatives — net of tax					(6,829)	(6,829)
Net minimum pension liability (including equity Investments) — net of tax					10,650	10,650
Adoption of FAS 158 — net of tax					(21,779)	(21,779)
Effect of exchange rate fluctuation					3,070	3,070

Total comprehensive loss (note 17)						(35,787)
Stock compensation expense		1,322				1,322
Issuance of warrants		1,034				1,034
Stock issued from treasury			3,093			3,093
Dividends — $0.10 per share				(1,417)		(1,417)

Balance December 31, 2006	$187	$303,381	$(129,427)	$(40,282)	$(46,009)	$87,850

(1)	Share amounts are as follows:

	Common	Treasury
	Stock	Stock
	Shares	Shares	Total

Balance December 31, 2003	18,660,960	5,046,597	13,614,363
Stock options exercised	24,250		24,250
Stock issued from treasury		(167,287)	167,287

Balance December 31, 2004	18,685,210	4,879,310	13,805,900
Stock options exercised	4,500		4,500
Stock issued from treasury		(197,589)	197,589

Balance December 31, 2005	18,689,710	4,681,721	14,007,989
Stock issued from treasury	—	(323,546)	323,546

Balance December 31, 2006	18,689,710	4,358,175	14,331,535

See accompanying notes

Libbey Inc. Consolidated Statements of Cash Flows
Dollars in thousands
December 31,	Footnote reference	2006	2005	2004

Operating activities
Net (loss) income		$(20,899)	$(19,355)	$8,252
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	(note 5,7,8)	35,720	32,481	29,505
Equity (earnings) loss — net of tax	(note 6)	(1,493)	4,556	893
Change in accounts receivable		8,881	(8,976)	(10,280)
Change in inventories		7,131	8,322	87
Change in accounts payable		(425)	(6,915)	2,250
Special charges	(note 10)	20,023	16,542	14,229
Pension and postretirement		9,885	4,901	(362)
Other operating activities		(3,965)	6,557	(1,824)

Net cash provided by operating activities		54,858	38,113	42,750

Investing activities
Additions to property, plant and equipment		(73,598)	(44,270)	(40,482)
Acquisition and related costs, net of cash acquired	(note 4)	(78,434)	(28,948)	—
Dividends received from equity investments		—	—	980
Proceeds from asset sales and other		—	212	16,623

Net cash used in investing activities		(152,032)	(73,006)	(22,879)

Financing activities
Net revolving credit facility		(149,078)	37,735	(18,000)
Net ABL credit facility		43,968	—	—
Other net borrowings (repayments)		(81,030)	1,917	7,984
Other borrowings		31,393	—	—
Note payments		(100,000)	—	—
Note proceeds		407,260	—	—

Debt financing fees		(15,798)	(2,301)	(1,351)
Stock options exercised	(note 15)	—	99	472
Dividends paid		(1,417)	(5,536)	(5,481)
Other financing activities		—	(23)	—

Net cash provided by (used in) financing activities		135,298	31,891	(16,376)
Effect of exchange rate fluctuations on cash		400	—	(1)

Increase (decrease) in cash		38,524	(3,002)	3,494
Cash & equivalents at beginning of year		3,242	6,244	2,750

Cash & equivalents at end of year		$41,766	$3,242	$6,244

Supplemental disclosure of cash flows information:
Cash paid during the year for interest		$28,268	$13,216	$13,361
Cash paid (net of refunds received) during the year for income taxes		$12,839	$5,381	$349

See accompanying notes

LIBBEY INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data and per-share amounts)
1. Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. With Libbey’s roots dating back to 1818, we have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail, business-to-business and industrial markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a ceramic dinnerware plant in New York and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
2. Significant Accounting Policies
Basis of Presentation The Consolidated Financial Statements include Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company). Our fiscal year end is December 31st. Prior to June 16, 2006, we recorded our 49 percent interest in Crisa using the equity method. On June 16, 2006, we acquired the remaining 51 percent of Crisa; as a result, effective that date Crisa’s results are included in the Consolidated Financial Statements. Prior to October 13, 2006, we owned 95 percent of Crisal-Cristalaria Automatica S.A. (Crisal). The 5 percent equity interest of Crisal that we did not own prior to October 13, 2006 is shown as minority interest in the Consolidated Financial Statements. On October 13, 2006, we acquired the remaining 5 percent of Crisal. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.
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
Account Receivable and Allowance for Doubtful Accounts We record trade receivables when revenue is recorded in accordance with our revenue recognition policy and relieve accounts receivable when payments are received from customers. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.
Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for 40.4 percent and 40.8 percent of our inventories in 2006 and 2005, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO, or weighted average cost over LIFO, was $15,927 and $14,710 for 2006 and 2005, respectively.

Purchased Intangible Assets and Goodwill Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2006, our review did not indicate any impairment of goodwill or indefinite life intangibles. In 2005, our review indicated an impairment of both goodwill and indefinite life intangible assets at our Syracuse China facility. For further disclosure on goodwill and intangibles, see note 7.
Software We account for software in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software represents the costs of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation and/or internal labor costs. These costs generally are amortized over a five-year period.
Property, Plant and Equipment Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Maintenance and repairs are expensed as incurred.
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See note 10 for description of write-down taken.
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
Pension and Nonpension Postretirement Benefits Effective January 1,2006, we adopted SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87,88,106 and 132(R) (effective December 31, 2006). SFAS 158 requires recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining prior transaction amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effect. In addition, our supplemental employee retirement plan covers those salaried U.S. based employees hired before January 1, 2006.
The U.S. pension plans including the supplemental employee retirement plan (SERP), cover our hourly employees and those salaried U.S. based employees hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries, Royal Leerdam, Leerdam Crystal, both located in the Netherlands, and Crisa, located in Mexico. For further discussion see note 12.
We also provide certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried employees hired before January 1, 2004. Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collectible bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees is not included in our liability.
Income Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. In the United States, the Company has recorded a net deferred tax asset. Losses before income taxes have been incurred in recent years and, though the risk of not realizing the net deferred tax asset exists, we believe it is more likely than not that the net deferred tax asset will be realized through loss carry backs and the effects of tax planning.
Derivatives We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for all natural gas contracts entered into by Crisa before the June 16, 2006 acquisition of the remaining 51 percent of Crisa) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Derivatives are more fully discussed in note 16.
Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Translation adjustments are recorded in other (expense) income, where the U.S. dollar is the functional currency.
Stock-Based Compensation Expense In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), supersedes APB No. 25 and requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. On January 1, 2006, we adopted SFAS No. 123-R. Share-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. The impact of applying the provisions of SFAS No. 123-R was a pre-tax charge of $1.3 million for 2006. See note 15.
Research and Development Research and development costs are charged to the Consolidated Statements of Operations when incurred. Expenses for 2006, 2005 and 2004, respectively, were $2.3 million, $2.4 million and $2.2 million.
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
Treasury Stock Treasury stock purchases are recorded at cost. During 2006, 2005 and 2004, we did not purchase any treasury stock. During 2006, 2005, and 2004, we issued 323,546, 197,589 and 167,287 shares from treasury stock at an average cost of $9.56, $16.93, and $21.42 respectively.
Reclassifications Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2006.
New Accounting Standards In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We plan to adopt FIN No. 48 effective for the first quarter of the calendar year ended December 31, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

3. Balance Sheet Details
The following tables provide detail of selected balance sheet items:

December 31,	2006	2005

Accounts receivable:
Trade receivables	$94,490	$75,470
Other receivables	4,713	3,572

Total accounts receivable, less allowances of $11,507 and $13,396	$99,203	$79,042

Inventories:
Finished goods	$147,423	$112,058
Work in process	3,881	4,456
Raw materials	4,922	5,442
Operating supplies	2,897	616

Total inventories	$159,123	$122,572

Prepaid and other current assets:
Prepaid expenses	$8,115	$3,142
Prepaid income taxes	8,517	—
Derivative assets	—	7,645

Total prepaid and other current assets	$16,632	$10,787

Other assets:
Deposits	$1,069	$1,386
Finance fees — net of amortization	14,275	2,003
Other	2,373	1,008

Total other assets	$17,717	$4,397

Accrued liabilities:
Accrued incentives	$15,341	$14,306
Workers compensation	10,008	9,134
Medical liabilities	2,539	3,019
Interest	5,519	1,843
Commissions payable	1,539	858
Accrued liabilities	11,189	7,741

Total accrued liabilities	$46,135	$36,901

Other long-term liabilities:
Deferred liability	$754	$877
Guarantee of Crisa debt	—	421
Other	10,386	4,163

Total other long-term liabilities	$11,140	$5,461

4. Acquisitions
Crisa
On June 16, 2006, we purchased from Viitro, S.A. de C.V. the remaining 51 percent of the shares of Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), located in Monterrey, Mexico, that we did not previously own. The purchase price was $80.0 million in addition to $4.9 million of acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness, $23.0 million of which we guaranteed prior to our purchase of the remaining 51 percent of the shares of Crisa. In connection with the acquisition, Crisa transferred to Vitro the pension liability for Crisa employees who had retired as of the closing date. Vitro also agreed to forgive $0.4 million of net intercompany payables owed to it and to defer receipt of approximately $9.4 million of net intercompany payables until August 15, 2006, and approximately $19.7 million of net intercompany payables until January 15, 2008. In addition, Vitro waived its right to receive profit sharing payments of approximately $1.3 million from Libbey under the now-terminated distribution agreement. Crisa transferred to Vitro real estate (land and buildings) on which one of Crisa’s two manufacturing facilities is located, but Crisa retained the right to occupy the facility transferred to Vitro for up to three years. Concurrently, Vitro transferred to Crisa ownership of the land on which a leased, state-of-the-art distribution center is located, along with racks and conveyors that Crisa leased from an affiliate of Vitro. Also, Vitro agreed not to compete with Crisa anywhere in the world (with limited exceptions) for five years.
Crisa is one of the largest glass tableware manufacturer in Latin America and has a significant percentage of the glass tableware market in Mexico. This acquisition is consistent with our strategy to expand our manufacturing platform into low-cost countries in order to become a more cost-competitive source of high-quality glass tableware.
In establishing the opening balance sheet under step acquisition accounting, we recorded 49 percent of the historical book value of the assets acquired and liabilities assumed of Crisa due to our existing 49 percent ownership of Crisa, and 51 percent of the fair values of the assets acquired and liabilities assumed as of the date of acquisition. The following is a summary of 51 percent of the assigned fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Current assets and other assets	$40,639
Property, plant and equipment	36,660
Intangible assets	21,675
Goodwill	55,480

Total assets acquired	154,454

Less liabilities assumed:
Current liabilities	41,044
Long-term liabilities	28,547

Total liabilities assumed	69,591

Cash purchase price, including acquisition costs	84,863
Less: Cash acquired	6,429

Cash purchase price, net of cash acquired	$78,434

The purchase price allocation for the Crisa acquisition has been updated in the fourth quarter of 2006 to reflect the results of an independent appraisal of property, plant and equipment and intangible assets that was completed in the fourth quarter of 2006 and changes in initial restructuring cost estimates. Property, plant and equipment decreased by $10.0 million and identifiable intangible assets increased by $2.1 million.
The following table is a summary of the goodwill associated with the excess of the purchase price over the fair value of assets acquired and liabilities assumed as a result of the purchase price allocation. This table provides the details for 100 percent of the goodwill created by the purchase of the remaining 51 percent interest in Crisa, which is included in the North American Glass reporting segment:

Inferred Enterprise purchase price ($80.0 million divided by 51%)	$156,863
Less: assets received/liabilities forgiven	(4,457)
Add: acquisition costs	4,863
Add: adjustment to reflect 49% of inferred purchase price to actual	2,342

Aggregate enterprise purchase price	159,611
Add: fair value liabilities assumed	154,690
Less: fair value assets acquired	(189,474)

Total enterprise goodwill	$124,827

Intangible assets acquired of approximately $21.7 million consist of trademarks and trade names, patented technologies, customer lists and non-compete covenants. The patented technologies, customer lists and non-compete covenants are being amortized over an average life of 7.7 years. Amortization of these intangible assets was $0.6 million for 2006. Trademarks and trade names are valued at approximately $8.9 million and are not subject to amortization.
Crisa’s results of operations are included in our Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.
The pro forma unaudited results of operations, assuming we consummated the acquisition of Crisa as of January 1, 2006, along with comparative results for 2005 and 2004, are as follows:

	2006	2005	2004

Net sales	$763,553	$728,747	$705,042
Earnings before interest and taxes	$29,791	$4,774	$46,185
Net (loss) income	$(15,258)	$(14,212)	$13,094
Net (loss) income per share:
Basic	$(1.08)	$(1.02)	$0.95
Diluted	$(1.08)	$(1.02)	$0.95

Depreciation and amortization	$41,806	$44,558	$38,572

See note 10 for a discussion on special charges included in the above table.
In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into a single facility in order to reduce fixed costs. In connection with this consolidation, we recognized special charges of approximately $18.9 million in 2006 (additional charges could be recognized as we finalize the step acquisition accounting). These special charges are described in note 6. In addition, a $3.2 million reserve related to statutory severance for approximately 650 hourly employees of Crisa was established and was included in the liabilities assumed as of the date of acquisition.
Crisal
On January 10, 2005, we purchased from Vista Alegre Atlantis SGPS, SA (VAA) 95 percent of the shares of Crisal located in Marinha Grande, Portugal. The cash transaction was valued at €22.1 million, including acquisition costs. Our agreement with VAA contemplated that we would acquire the remaining 5 percent of Crisal for either 1 Euro or €2 million, depending on Crisal’s operating performance over a period of up to three years after the closing of the acquisition. In addition, the agreement contemplated that, if Crisal met other specified EBITDA and net sales targets, we would pay the seller an earn-out payment in the amount of €5.5 million no earlier than three years after the closing date of January 10, 2005. The agreement contemplated that if any contingent payments were made according to the agreement, the payments would be reflected as additional purchase price.
On October 13, 2006, we settled certain acquisition price disputes with VAA by entering into an agreement pursuant to which VAA transferred to Libbey Europe B.V., for 1 euro, the remaining 5 percent of Crisal that we did not acquire in January 2005. VAA also agreed to waive any earn-out payment that otherwise might be payable in connection with the acquisition. To account for this settlement, we adjusted goodwill by $.02 million.
Crisal manufactures and markets glass tableware, mainly tumblers, stemware and glassware accessories, and the majority of its sales are in Portugal and Spain. This acquisition of another European glassware manufacturer is complementary to our 2002 acquisition of Royal Leerdam, a maker of fine European glass stemware. Royal Leerdam’s primary markets are located in countries in northern Europe. These acquisitions are consistent with our growth strategy to be a supplier of high-quality, machine-made glass tableware products to key markets worldwide. Crisal is included in the International reporting segment.

Following is a summary of the adjusted fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$13,216
Property, plant and equipment	32,364
Intangible assets	4,455
Goodwill	3,332

Total assets acquired	53,367

Less liabilities assumed: Current liabilities	18,992
Long-term liabilities	5,427

Total liabilities assumed	24,419

Cash purchase price	$28,948

Intangible assets acquired of $4.5 million consist of trade names and customer lists and are being amortized over an average life of 9.6 years. Crisal’s results of operations are included in our Consolidated Financial Statements starting January 11, 2005. Pro forma results for both the prior-year period and the period from January 1 through January 10, 2005, are not included, as they are considered immaterial.
5. Software
Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Software is reported net of accumulated amortization.

December 31,	2006	2005

Software	$20,127	$19,042
Accumulated amortization	15,423	14,481

Software — net	$4,704	$4,561

Amortization expense was $0.9 million, $0.8 million and $0.9 million for years 2006, 2005 and 2004, respectively.
6. Investments in Unconsolidated Affiliates
Prior to June 16, 2006, we were a 49 percent equity owner in Crisa. On June 16, 2006, we purchased the remaining 51 percent of Crisa. See note 4 for additional information. We recorded our 49 percent interest in Crisa using the equity method for the periods prior to June 15, 2006.
Condensed balance sheet information for Crisa (including adjustments for U.S. GAAP equity method accounting) is as follows:

December 31,	2006(1)	2005

Current assets	$—	$80,102
Non-current assets	—	99,940

Total assets	—	180,042

Current liabilities	—	72,550
Other liabilities	—	94,865

Total liabilities	—	167,415

Net assets	$—	$12,627

Condensed statements of operations for Crisa (including adjustments for U.S. GAAP equity method accounting) are as follows:

Year ended December 31,	2006(2)	2005	2004

Total revenues	$87,520	$191,801	$189,761
Cost of sales	71,204	165,815	162,046

Gross profit	16,316	25,986	27,715
Selling, general and administrative expenses	10,993	23,154	22,250

Income from operations	5,323	2,832	5,465
Remeasurement gain (loss)	2,934	(1,284)	(1,341)

Year ended December 31,	2006(2)	2005	2004
Other expense	(103)	(1,533)	(463)

Earnings before interest and taxes	8,154	15	3,661
Interest expense	4,099	8,382	6,589

Income (loss) before income taxes	4,055	(8,367)	(2,928)
Income taxes	1,006	931	(1,106)

Net income (loss)	$3,049	$(9,298)	$(1,822)

(1)	Included in the Consolidated Balance sheet at December 31, 2006.

(2)	For the period ended June 15, 2006.
The above 2005 results have been adjusted to reflect the impact of the deferred profit sharing and severance indemnity obligation items referred to in Crisa’s Report of Independent Registered Public Accounting Firm.
For periods prior to June 16, 2006, we recorded 49 percent of Crisa’s income before income taxes in the line “equity (loss) earnings-pretax” in our Consolidated Statements of Operations. We recorded 49 percent of Crisa’s income taxes in the line “provision for income taxes” in our Consolidated Statements of Operations. These items are shown below:

Year ended December 31,	2006	2005	2004

Equity earnings (loss) — pretax	$1,986	$(4,100)	$(1,435)
Provision (credit) for income taxes	493	456	(542)

Net equity earnings (loss)	$1,493	$(4,556)	$(893)

On our Consolidated Statements of Cash Flows, we recorded the net equity earnings (loss) amount as part of operating activities.
We tested for impairment of our investment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.” For all periods presented, no impairment exists.
Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R), requires a company that holds a variable interest in an entity to consolidate the entity if the company’s interest in the variable interest entity (VIE) is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, and therefore is the primary beneficiary. Our 49 percent equity ownership in Crisa began in 1997. We determined that, prior to our acquisition of the remaining 51 percent of Crisa on June 16, 2006, Crisa was a VIE. Our analysis was based upon our agreements with the former joint venture, specifically, our 49 percent participation in equity earnings (loss), dividends, certain contractual technical assistance arrangements, and a distribution agreement giving us exclusive distribution rights to sell Crisa’s glass tableware products in the U.S. and Canada, and giving Crisa the exclusive distribution rights for our glass tableware products in Latin America. In addition, we guaranteed a portion of Crisa’s bank debt. We evaluated this investment and related arrangements, and we determined that we were not the primary beneficiary and should not consolidate Crisa into our Consolidated Financial Statements for any period prior to June 16, 2006.
7. Purchased Intangible Assets and Goodwill
Purchased Intangibles
Changes in purchased intangibles balances are as follows:

	2006	2005

Beginning balance	$10,778	$12,314
Acquired (note 4)	21,675	4,455
Impairment (see below)	—	(3,738)
Amortization	(1,842)	(1,326)
Foreign currency impact	881	(927)

Ending balance	$31,492	$10,778

Purchased intangible assets are composed of the following:

December 31,	2006	2005

Indefinite life intangible assets	$15,753	$6,879
Definite life intangible assets, net of accumulated amortization of $8,797 and $6,955	15,739	3,899

Total	$31,492	$10,778

Amortization expense for definite life intangible assets was $1.8 million, $1.3 million and $0.8 million for years 2006, 2005 and 2004, respectively.
Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with SFAS No. 142. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. In 2005, we concluded that intangibles of $3.7 million, associated with Syracuse China, were impaired. This impairment charge is recorded in the North American Other reporting segment.
The definite life intangible assets primarily consist of technical assistance agreements, noncompete agreements, customer relationships, and patents. The definite life assets are generally amortized over a period ranging from three to twenty years. The weighted average remaining life on the definite life intangible assets is 9.6 years at December 31, 2006.
Future estimated amortization expense of definite life intangible assets is as follows:

2007	2008	2009	2010	2011

$1,658	$1,327	$1,327	$1,327	$1,200

Goodwill
Changes in goodwill balances, net of accumulated amortization, are as follows:

	2006	2005

Beginning balance	$50,825	$53,689
49% investment in Crisa	69,347	—
51% investment in Crisa	55,480	—

Acquired (note 4)	124,827	3,924
Other	(1,948)	—
Impairment (see below)	—	(5,441)
Foreign currency impact	1,176	(1,347)

Ending balance	$174,880	$50,825

The $69.3 million represents the goodwill attributable to the original 49 percent ownership in Crisa, which was included in investments on the Consolidated Balance Sheet prior to the acquisition of the remaining 51 percent on June 16, 2006. The $55.6 million relates to the goodwill acquired with the purchase of the remaining 51 percent of Crisa. Other relates to adjustments to the fair value of assets acquired and liabilities assumed related to the Royal Leerdam and Crisal acquisitions.
Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method, which incorporates the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. Our review indicated an impairment of goodwill of $5.4 million at our Syracuse China facility during 2005. This impairment was recorded in the North American Other reporting segment.

8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

December 31,	2006	2005

Land	$22,570	$15,649
Buildings	64,825	50,935
Machinery and equipment	343,132	253,757
Furniture and fixtures	13,943	12,962
Construction in progress	57,850	24,638

Gross property, plant and equipment	502,320	357,941
Less accumulated depreciation	190,079	157,813

Net property, plant and equipment	$312,241	$200,128

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Depreciation expense was $32.9 million, $30.4 million and $27.8 million for the years 2006, 2005, and 2004, respectively.
Under SFAS No. 144, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. During 2005, we recorded $6.3 million of reductions in the carrying value of our long-lived assets at Syracuse China in accordance with SFAS No. 144. This impairment charge is recorded in the North American Other reporting segment.
9. Borrowings
Our borrowings, prior to the refinancing consummated on June 16, 2006, consisted of a revolving credit and swing line facility permitting borrowings up to an aggregate total of $195.0 million, $100.0 million of privately placed senior notes, a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse, a euro-based working capital line for a maximum of €10.0 million, and other borrowings including the RMB Loan Contract described below and other debt related to Crisal.
On June 16, 2006, Libbey Glass Inc. issued, pursuant to private offerings, $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes) both due 2011. Concurrently, Libbey Glass Inc. entered into a new $150.0 million Asset Based Loan facility (ABL Facility), expiring in 2010. Fair value of all debt approximates carrying value.
Proceeds from these transactions were immediately used to repay existing bank and private placement indebtedness. In addition, proceeds were used for the acquisition, for $80.0 million, of the remaining 51 percent equity interest in Crisa, bringing our ownership of Crisa to 100 percent; for repayment of existing Crisa indebtedness of approximately $71.9 million; and for related fees, expenses and debt redemption premiums of Libbey and Crisa. Unamortized finance fees in the amount of $4.9 million related to the refinanced debt of Libbey and Crisa were also written off in the second quarter of 2006 and classified as interest expense in the Consolidated Statements of Operations.

Borrowings as of December 31, 2006 consist of the following:

	Interest Rate	Maturity Date	Amounts

Borrowings under ABL facility	floating	December 16, 2010	$46,210
	floating (see
	Interest rate
	protection
Senior notes	agreements below)	June 1, 2011	306,000
PIK notes	16.00%	December 1, 2011	109,480
Promissory note	6.00%	January 2007 to September 2016	1,985
Notes payable	floating	January 2007	226
RMB loan contract	floating	July 2012 to December 2012	32,050
Obligations under capital leases	floating	January 2007 to May 2009	1,548
Other debt	floating	September 2009	1,954

Total borrowings			499,453
Less — unamortized discounts and warrants			8,221

Total borrowings — net			491,232
Less — current portion of borrowings			1,020

Total long-term portion of borrowings — net			$490,212

Borrowings as of December 31, 2005 consist of the following:

	Interest Rate	Maturity Date	Amount

Borrowings under revolving credit facility	floating	June 24, 2009	$143,814
Senior notes	4.69%	March 31, 2008	25,000
Senior notes	6.08%	March 31, 2013	55,000
Senior notes	floating	March 31, 2010	20,000
Promissory note	6.00%	January 2007 to September 2016	2,131
Notes payable	floating	January 2007	11,475
Obligations under capital leases	floating	January 2007 to May 2009	2,203
Other debt	floating	September 2009	2,056

Total borrowings			261,679
Less — current portion of borrowings			12,300

Total long-term portion of borrowings — net			$249,379

Annual maturities for all of our borrowings for the next five years are as follows:

2007	2008	2009	2010	2011 & Thereafter

$1,020	$793	$2,410	$46,395	$440,614

ABL Facility
The ABL Facility is with a group of banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe B.V. being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and

1.75 percent, respectively, at December 31, 2006. There were no Libbey Glass borrowings under the facility at December 31, 2006, while Libbey Europe B.V. had outstanding borrowings of $46.2 million at December 31, 2006.
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
We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at December 31, 2006. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable, inventory and fixed assets. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable, (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million and (c) the lesser of $25.0 million and the aggregate of (i) 75 percent of the NOLV of eligible equipment and (ii) 50 percent of the fair market value of eligible real property.
The available total borrowing base is offset by real estate and ERISA reserves totaling $15.0 million and mark-to-market reserves for natural gas and interest rate swaps of $3.0 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At December 31, 2006, we had $8.4 million in letters of credit outstanding under the Facility. Remaining unused availability on the ABL Facility was $44.7 million at December 31, 2006.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 (Senior Notes) to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 12.37 percent at December 31, 2006.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2006, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 2.9 years at December 31, 2006. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 12.37 percent per year at December 31, 2006. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.
The fair market value for the Rate Agreements at December 31, 2006, was a $1.2 million asset. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see note 22). The Senior Notes and related guarantees will have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s new ABL Facility. The Collateral will not include the assets of non-guarantor subsidiaries that will secure the ABL Facility.
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) excisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes bear interest at a rate of 16 percent and were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes. At December 31, 2006, an additional PIK Note for interest in the amount of $7.5 million was issued, bringing the total principal amount of PIK Notes to $109.5 million.
The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see footnote 22). The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2006, and December 31, 2005, we had $2.0 million and $2.1 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.8 million. The $.2 million outstanding at December 31, 2006, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 3.14 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $32.0 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of December 31, 2006, the annual interest rate was 5.74 percent. As of December 31, 2006, the outstanding balance was RMB 250.0 million (approximately $32.0 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $3.8 million) and RMB 40.0 million (approximately $5.1 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $7.7 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB. Interest with respect to the RMB loan contract is paid monthly.
Obligations Under Capital Leases
We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were assumed in the Crisal acquisition. The cost of the equipment under capital leases is included in the Consolidated Balance Sheet as property, plant and equipment and the related depreciation expense is included in the Consolidated Statements of Operations.
The future minimum lease payments required under the capital leases as of December 31, 2006, are as follows:

Payments Due by Period

2007	2008-2009	2010-2011

$637	$911	$—

Other Debt
The other debt of $2.0 million primarily consists of government-subsidized loans for equipment purchases at Crisal.
10. Special Charges
Capacity Realignment
In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure and recorded $14.5 million of pretax charges. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and began realignment of production among our other domestic glass manufacturing facilities.
During 2005, we recorded a pretax charge of $1.1 million related to the closure of the City of Industry facility and realignment of our production capacity. The $1.1 million was recorded in the line item “special charges.” These charges were for employee termination costs, the write-down of fixed assets, and to recognize the land sale gain. Employee termination costs primarily include severance, medical benefits and outplacement services for the 140-hourly and salary employees that were terminated. The write-down of fixed assets of $1.8 million is to write-down certain machinery and equipment to reflect changes in estimated fair value. In December 2004, we sold approximately 27 acres of property in City of Industry, California, for net proceeds of $16.6 million (recorded as deposit liability). Pursuant to the purchase agreement, the buyer leased the property back to us in order to enable us to cease operations, to relocate certain equipment to our other glassware manufacturing facilities, to demolish the buildings on the property and perform related site work, as required by the contract. All demolition and required remediation was completed by December 31, 2005, and as such we recorded a net gain on the sale of $4.5 million in 2005. The 2006 activity reflects changes in accounting estimate of the reserves on the employee termination costs and the site clean up costs. These charges were recorded in the North American Glass reporting segment.
The following table summarizes the capacity realignment charge incurred in 2006, 2005 and 2004:

	Twelve months	Twelve months	Twelve months
	ended	Ended	Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Pension & retiree welfare	$—	$—	$4,621
Inventory write-down	—	—	1,905

Included in cost of sales	—	—	6,526

Fixed asset write-down	—	1,827	4,678
Net gain on land sale	(359)	(4,508)	—
Employee termination cost & other	61	3,754	3,315

Included in capacity realignment charge	(298)	1,073	7,993

Total pretax capacity realignment charge	$(298)	$1,073	$14,519

The following reflects the balance sheet activity related to the capacity realignment for the years ended December 31, 2006 and December 31, 2005:

		Total charge
	Reserve balances at	(credit) to		Inventory and fixed		Reserve balance at
	January 1, 2006	earnings	Cash payments	asset dispositions	Non-cash utilization	December 31, 2006

Inventory write-down	$—	$—	$—	$—	$—	$—
Land sale gain	1,055	(359)	(696)	—	—	—
Fixed asset write-down and equipment relocation costs	—	—	—	—	—	—
Employee termination costs & other	70	61	(26)	—	—	105

Total	$1,125	$(298)	$(722)	$0	$0	$105

		Total charge
	Reserve balances at	(credit) to		Inventory and fixed		Reserve balance at
	January 1, 2005	earnings	Cash payments	asset dispositions	Non-cash utilization	December 31, 2005

Inventory write-down	$1,517	$—	$—	$(1,517)	$—	$—
Land sale gain	16,623	(4,508)	(2,616)	(8,444)	—	1,055
Fixed asset write-down and equipment relocation costs	—	1,827	(650)	(1,177)	—	—
Employee termination costs	3,025	3,754	(6,045)	—	(664)	70

Total	$21,165	$1,073	$(9,311)	$(11,138)	$(664)	$1,125

Inventory and fixed asset dispositions include the net book value in equipment, land, buildings, costs for improvement and site demolition related to the closure of the facility as discussed above. The 2006 activity reflects changes in accounting estimate of the reserves on the employee termination costs and the site clean up costs. The $0.7 million non-cash utilization in 2005 for employee termination costs is the result of reclassifications to other accruals on our balance sheet.
The ending balance of $0.1 million for 2006 and $1.1 million for 2005 is included in the special charges reserve on the Consolidated Balance Sheets.
Salaried Workforce Reduction Program
In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs.
The following table summarizes the salaried workforce reduction charge incurred:

	Twelve months ended	Twelve months ended
	December 31, 2006	December 31, 2005

Pension & retiree welfare	$—	$867

Included in cost of sales	—	867

Pension & retiree welfare	—	1,347

Included in selling, general and administrative expenses	—	1,347

Employee termination costs	(70)	2,494

Included in special charges	(70)	2,494

Total pretax salaried workforce reduction charge	$(70)	$4,708

The 2006 activity represents a change in accounting estimate of our employee termination reserve as of December 31, 2006.
The pension and retiree welfare expenses are further explained in notes 12 and 13. Employee termination costs primarily include severance, medical benefits and outplacement services for the 70 salary employees that were terminated.
The following reflects the balance sheet activity related to the salaried workforce reduction program for the year ended December 31, 2006 and December 31, 2005:

	Balance at				Balance at
	January 1,	Total credit	Cash	Non-cash	December 31,
	2006	to earnings	payments	utilization	2006

Pension & retiree welfare	$—	$—	$—	$—	$—
Employee termination costs	877	(70)	(588)	—	219

Total	$877	$(70)	$(588)	$—	$219

	Balance at				Balance at
	January 1,	Total charge	Cash	Non-cash	December 31,
	2005	to earnings	payments	utilization	2005

Pension & retiree welfare	$—	$2,214	$—	$(2,214)	$—
Employee termination costs	—	2,494	(1,383)	(234)	877

Total	$—	$4,708	$(1,383)	$(2,448)	$877

The 2006 activity reflects changes in accounting estimate of the reserves on the employee termination costs. The pension and retiree welfare non-cash utilization of $2.2 million for 2005 relates to curtailment charges discussed notes 12 and 13. The $0.2 million for 2005 non-cash utilization for employee termination costs is the result of reclassifications to other accruals on our balance sheet.
The employee termination costs of $0.2 million for 2006 and $0.9 million for 2005 are included in the special charges reserve on the Consolidated Balance Sheets. These charges were recorded in the North American Glass and North American Other reporting segments.
Syracuse China Asset Impairment and Other Charges
In 2005 we recognized impairment and other charges of $16.5 million associated with Syracuse China. As discussed further below, these charges related to a write down of inventories to fair value, impairment of goodwill and other intangibles and an impairment of long-lived assets.
An analysis was done to determine the appropriate carrying value of inventory located at Syracuse China. A lower of cost or market adjustment was recorded during the fourth quarter of 2005 in the amount of $1.1 million (non-cash) to properly state our ending inventory values. This charge was included in “cost of sales” on the Consolidated Statements of Operations.
Goodwill and intangible assets were tested for impairment in accordance with SFAS No. 142 and an impairment charge was incurred in the amount of $9.2 million for both goodwill and intangibles associated with Syracuse China. For further discussion of goodwill and intangibles impairment see note 7.
During 2005, we recorded $6.3 million of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. Under SFAS No. 144, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We noted indicators during the fourth quarter of 2005 that the carrying value of our long-lived assets may not be recoverable and performed an impairment review based upon an analysis of the undiscounted future cash flows associated with those fixed assets. We then recorded impairment charges, for property, plant and equipment, based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined by independent outside appraisals. These charges are included in “special charges” on the Consolidated Statements of Operations and are included within the North American Other reporting segment.

Pension Settlement Accounting
As part of our capacity realignment and salaried workforce reduction efforts mentioned above, we incurred pension settlement charges. The pension settlement charges were triggered by excess lump sum distributions taken by employees during 2005 relating to the reduction in employment levels for our capacity realignment and our salaried workforce reduction program discussed above which required us to record unrecognized gains and losses in our pension plan accounts. The total pension settlement accounting charges were $4.9 million (non-cash), which is included in the line item “special charges” on the Consolidated Statements of Operations. See note 12 for further discussion. These charges are included in the North American Glass and North American Other reporting segments.
Crisa Restructuring
In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs. As part of the consolidation plan, a $3.2 million severance reserve was established related to statutory severance obligations for approximately 650 employees.
The following table summarizes the Crisa restructuring charge incurred:

Twelve months
ended December
31, 2006

Fixed asset write-down	$16,702
Inventory write-down	2,158

Included in special charges	18,860

Total Crisa restructuring charge	$18,860

The following reflects the balance sheet activity related to the Crisa restructuring for the year ended December 31, 2006:

	Balance at	Total (credit)			Balance at
	January 1,	charge	Cash	Non-cash	December 31,
	2006	to earnings	payments	utilization	2006

Fixed asset write-down	$—	$16,702	$—	$(16,702)	$—
Inventory write-down	—	2,158	—	(2,158)	—
Employee termination costs & other	—	—	(2,065)	3,228	1,163

Total	$—	$18,860	$(2,065)	$(15,632)	$1,163

The employee termination costs and other in other non-cash utilization of $3.2 million relates to severance reserves established in step acquisition accounting for Crisa explained in note 4.
The employee termination costs and other of $1.2 million are included in the special charges reserve on the December 31, 2006 Consolidated Balance Sheet and are recorded within the North American Glass reporting segment.
Write-off of Finance Fees
In June 2006, we wrote off unamortized finance fees of $4.9 million related to debt of Libbey and Crisa that we refinanced. These charges were recorded as interest expense on the Consolidated Statement of Operations and are reflected in the North American Glass reporting segment.

Summary of Total Special Charges
The following table summarizes the special charges mentioned above and their classifications in the Consolidated Statements of Operations:

	Twelve months ended	Twelve months ended	Twelve months ended
	December 31, 2006	December 31, 2005	December 31, 2004

Cost of sales	$2,158	$1,965	$6,526
Selling, general and administrative expenses	—	1,347	—
Impairment of goodwill and other intangible assets	—	9,179	—
Special charges	16,334	14,745	7,993
Interest expense	4,906	—	—

Total special charges	$23,398	$27,236	$14,519

The following table summarizes the special charges mentioned above and their classifications in the Consolidated Statements of Cash Flows:

	Twelve months ended	Twelve months ended	Twelve months ended
	December 31, 2006	December 31, 2005	December 31, 2004

Total special charges expense	$23,398	$27,236	$14,519
Capacity realignment cash payments	(722)	(9,311)	(290)
Salaried workforce reduction cash payments	(588)	(1,383)	—
Crisa restructuring cash payments	(2,065)	—	—

Total special charges expense in excess of cash payments	$20,023	$16,542	$14,229

11. Income Taxes
The provisions (benefits) for income taxes were calculated based on the following components of (loss) earnings before income taxes:

Year ended December 31,	2006	2005	2004

United States	$(13,295)	$(18,537)	$10,180
Non-U.S.	(15,285)	(7,168)	1,600

Total (loss) earnings before tax	$(28,580)	$(25,705)	$11,780

The current and deferred (benefits) provisions for income taxes were:

Year ended December 31,	2006	2005	2004

Current:
U.S. federal	$(7,502)	$5,614	$5,798
Non-U.S.	3,059	2,743	1,156
U.S. state and local	(85)	460	648

Total current tax (benefit) provision	(4,528)	8,817	7,602

Deferred:
U.S. federal	1,409	(14,374)	(2,483)
Non-U.S.	(4,199)	(3,010)	(1,256)
U.S. state and local	(429)	2,183	(335)

Total deferred tax (benefit)	(3,219)	(15,201)	(4,074)

Total:
U.S. federal	(6,095)	(8,760)	3,315
Non-U.S.	(1,140)	(267)	(100)
U.S. state and local	(512)	2,643	313

Total tax (benefit) provision	$(7,747)	$(6,384)	$3,528

The significant components of our deferred tax assets and liabilities are as follows:

December 31,	2006	2005

Deferred tax assets:
Pension	$24,238	$14,034
Nonpension postretirement benefits	15,385	16,614
Other accrued liabilities	17,227	9,396
Receivables	2,241	3,224
Net operating loss carry forwards	9,749	5,376
Tax credits	4,441	3,815

Total deferred tax assets	73,281	52,459

Deferred tax liabilities:
Property, plant and equipment	30,926	30,607
Inventories	11,085	3,219
Intangibles and other assets	13,601	6,378

Total deferred tax liabilities	55,612	40,204

Net deferred tax asset before valuation allowance	17,669	12,255
Valuation allowance	(6,575)	(3,033)

Net deferred tax asset	$11,094	$9,222

The net deferred tax assets at December 31 of the respective year-ends were included in the Consolidated Balance Sheet as follows:

December 31,	2006	2005

Current deferred tax asset	$4,120	$8,270
Noncurrent deferred tax asset	6,974	952

Net deferred tax asset	$11,094	$9,222

The 2006 deferred asset for net operating loss carry forwards of $9.8 million relates to pre-tax losses incurred in the Netherlands of $16.7 million, in Mexico of $8.3 million, in Portugal of $11.0 million, and in U.S. state jurisdictions of $19.1 million. The current year federal net operating loss will be carried back to offset taxable income reported in previous years; therefore, no deferred tax asset has been established on the loss.
We have foreign net operating loss carry forwards of $36.0 million, of which approximately $24.7 million will expire by 2016, and the remainder may be carried forward indefinitely to offset future foreign taxable income. The state net operating loss carry forwards of $19.1 million will expire by 2021.
The 2006 deferred tax credits of $4.4 million consist of $2.0 million U.S. federal tax credits and $2.4 million of U.S. state tax credits. The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested. The U.S. state tax credits are primarily related to investment tax credits and will expire between 2007 and 2019.
The 2006 valuation allowance of $6.6 million is for U.S. state tax credits of $2.5 million and foreign net operating losses of $4.1 million; however, $0.6 million of the valuation allowance was recorded as an adjustment to goodwill as part of our acquisition of Crisa. Any subsequent release of this valuation allowance to recognize the deferred tax assets of Crisa will reduce goodwill. The valuation allowance increase is primarily due to the valuation allowances placed against the non-U.S. net operating losses in the Netherlands and Mexico.

Reconciliation from the statutory U.S. federal tax rate of 35% to the consolidated effective tax rate was as follows:

Year ended December 31,	2006	2005	2004

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. tax differential	3.9	(8.7)	(4.5)
U.S. state and local income taxes, net of related U.S. federal taxes	1.7	(6.7)	1.7

Year ended December 31,	2006	2005	2004

U.S. federal credits	0.5	0.4	(3.3)
Valuation allowance	(10.8)	—	—
Other	(3.2)	4.8	1.1

Consolidated effective tax rate	27.1%	24.8%	30.0%

Significant components of our current income tax (asset) liability are as follows:

December 31,	2006	2005

U.S. federal	$(5,705)	$7,399
Non-U.S.	(1,983)	157
U.S. state and local	(829)	(425)

Total current income tax (asset) liability	$(8,517)	$7,131

U.S. income taxes and non-U.S. withholding taxes were not provided for on a cumulative total of approximately $20.0 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in the non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax, matters; specifies how reserve for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective for in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.
12. Pension
We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have a supplemental employee retirement plan (SERP) covering certain U.S. employees. The U.S. pension plans, which is an unfunded liability, cover the hourly and those salaried U.S.-based employees of Libbey hired before January 1, 2006. The SERP, which is an unfunded plan, covers those salaried U.S.-based employees of Libbey hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam, Leerdam Crystal and Crisa.
As disclosed in Note 1 of the Notes to Consolidate Financial Statements, we adopted SFAS No. 158, effective December 31, 2006. The following table summarizes the impact of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006:

		Impact of SFAS No.
	Prior to SFAS	158 Adoption —	After SFAS No. 158
	No. 158 Adoption	Increase/(Decrease)	Adoption

Intangible pension asset	$15,070	$(15,070)	$—
Pension liability	$(12,561)	$(66,002)	$(78,563)
Additional minimum liability	$(47,761)	$47,761	$—
Accumulated other comprehensive income-pre-tax	$32,691	$33,311	$66,002

Effect on Operations
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans			Non-U.S. Plans				Total

Year ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost (benefits earned during the period)	$5,998	$6,265	$5,755	$1,479	$943	$615	$7,477	$7,208	$6,370
Interest cost on projected benefit obligation	13,824	14,132	13,932	2,727	1,620	1,568	16,551	15,752	15,500
Expected return on plan assets	(15,732)	(17,049)	(18,309)	(2,287)	(2,180)	(1,864)	(18,019)	(19,229)	(20,173)
Amortization of unrecognized:
Prior service cost	2,083	1,914	1,416	(177)	(395)	(366)	1,906	1,519	1,050
(Gain) loss	2,552	2,548	794	151	—	—	2,703	2,548	794

	U.S. Plans			Non-U.S. Plans				Total

Year ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Transition obligations	—	—	—	185	—	—	185	—	—
Curtailment charge	—	1,635	3,963	—	—	—	—	1,635	3,963
Settlement charge	2,045	4,921	—	—	—	—	2,045	4,921	—

Pension expense (credit)	$10,770	$14,366	$7,551	$2,078	($12)	($47)	$12,848	$14,354	$7,504

We incurred pension settlement charges of $2.0 million and $4.9 million during December 31, 2006 and December 31, 2005. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.
In the second quarter of 2005, we incurred a pension curtailment charge of $1.6 million as a result of a planned reduction in our North American salaried workforce of approximately 70 employees. Due to the reduction of the salaried workforce, the U.S. pension plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75 percent to 5.00 percent. This revaluation resulted in additional net periodic benefit cost of $0.3 million in 2005. This amount is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31st. The salaried workforce reduction plan is explained in further detail in note 10.
During 2004, we incurred $4.0 million for a pension curtailment charge as a result of the planned capacity realignment whereby our manufacturing facility in City of Industry, California, ceased operations in mid-February 2005. As a result of the plant closure, approximately 140 employees were terminated. In addition, due to the announcement of the closure of the City of Industry plant, the U.S. pension and postretirement plans were revalued as of August 16, 2004. This revaluation resulted in additional net periodic benefit cost of $0.8 million in 2004. This amount is included in the above table. The normal measurement date for the U.S. and non-U.S. plans is December 31st. The capacity realignment is explained in further detail in note 10.
Actuarial Assumptions
Following are the assumptions used to determine the financial statement impact for our pension plan benefits for 2006, 2005 and 2004:

	U.S. Plans			Non-U.S. Plans
Year ended December 31,	2006	2005	2004	2006	2005	2004

Discount rate	5.82% to 5.91%	5.60%	5.75%	4.50% to 8.75%	4.25%	4.70%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	6.50%	6.50%	6.50
Rate of compensation increase	3.0 to 6.0%	3.0 to 6.0%	4.00%	2.0 to 3.5%	2.0 to 2.5%	2.0 to 2.5%

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
The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at our December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. A higher discount rate decreases the present value of benefit obligations and decreases pension expense.
To determine the expected long-term rate of return on plan assets for our funded plans, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The expected long-term rate of return on plan assets at December 31st is used to measure the earnings effects for the subsequent year. The assumed long-term rate of return on assets is applied to a calculated value of plan assets that recognizes gains and losses in the fair value of plan assets compared to expected returns over the next five years. This produces the expected return on plan assets that is included in pension expense. The difference between the expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income).

Sensitivity to changes in key assumptions is as follows:

•	A change of 1 percent in the discount rate would change our total pension expense by approximately $3.7 million.
•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million based on year-end data.
Projected Benefit Obligation (PBO) and Fair Value of Assets
The changes in the projected benefit obligations and fair value of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2006	2005	2006	2005	2006	2005

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$253,719	$251,002	$34,453	$41,222	$288,172	$292,224
Acquisitions	—	—	16,499	—	16,499	—
Service cost	5,998	6,265	1,479	943	7,477	7,208
Interest cost	13,824	14,132	2,727	1,620	16,551	15,752
Plan amendments	—	—	2,463	—	2,463	—
Exchange rate fluctuations	—	—	4,547	(5,026)	4,547	(5,026)
Actuarial (gains) loss	(5,404)	2,793	7,084	(3,519)	1,680	(726)
Curtailment	—	1,593	—	—	—	1,593
Settlement	2,914	5,538	—	—	2,914	5,538
Benefits paid	(17,750)	(27,604)	(3,509)	(787)	(21,259)	(28,391)

Projected benefit obligation, end of year	$253,301	$253,719	$65,743	$34,453	$319,044	$288,172

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$193,186	$206,586	$34,385	$32,772	$227,571	$239,358
Actual return on plan assets	23,180	14,180	1,162	4,774	24,342	18,954
Exchange rate fluctuations	—	—	4,280	(4,937)	4,280	(4,937)
SERP payments	—	24	—	—	—	24
Employer contributions	407	—	1,462	1,589	1,869	1,589
Plan participants’ contributions	—	—	896	974	896	974
Benefits paid	(17,750)	(27,604)	(727)	(787)	(18,477)	(28,391)

Fair value of plan assets, end of year	$199,023	$193,186	$41,458	$34,385	$240,481	$227,571

Funded ratio	78.6%	76.1%	63.1%	99.8%	75.3%	79.0%

Reconciliation of prepaid (accrued) cost:
Funded Status of the plans	($54,278)	($60,533)	($24,285)	($68)	($78,563)	($60,601)
Unrecognized net loss	—	52,002	—	3,843	—	55,845
Unrecognized prior year service cost	—	16,907	—	(1,551)	—	15,356
Adjustment to recognize additional minimum liability	—	(65,360)	—	—	—	(65,360)

Net prepaid (accrued) pension benefit cost	($54,278)	($56,984)	($24,285)	$2,224	($78,563)	($54,760)

In connection with the Crisa acquisition (note 4), we assumed the existing unfunded pension plan liability for all active employees as of June 16, 2006 in the amount of $16.5 million
The 2006 net accrued pension benefit cost of $78.6 million is represented by a current portion in the amount of $1.4 million and a long-term portion in the amount of $77.2 million on the Consolidated Balance Sheet. The current portion reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis.
The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2006, are as follows:

	U.S. Plans	Non — U.S. Plans	Total

Net loss	$37,469	$12,483	$49,952
Prior service cost	14,824	1,226	16,050

Total cost	$52,293	$13,709	$66,002

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2006, that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	U.S. Plans	Non — U.S. Plans	Total

Net loss	$2,219	$119	$2,338
Prior service cost (credit)	2,086	(218)	1,868

Total cost	$4,305	$(99)	$4,206

We contributed $0.4 million of contributions to the U.S. pension plans in 2006, compared to $0 in 2005. We contributed $1.5 million in 2006 to the non-U.S. pension plan compared to $1.6 million in 2005. It is difficult to estimate future cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. However, at this time, we anticipate making cash contributions of approximately $14.9 million into the U.S. pension plans and $1.7 million into the non-U.S. pension plans in 2007.
Pension benefit payment amounts are anticipated to be paid from the plans as follows:

Year	U.S. Plans	Non-U.S. Plans	Total

2007	$16,615	$3,111	$19,726
2008	$16,872	$2,306	$19,178
2009	$17,015	$2,478	$19,493
2010	$17,129	$2,913	$20,042
2011	$17,339	$3,254	$20,593
2012-2016	$93,219	$23,092	$116,311

Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan asset at December 31, 2006 and 2005 were as follows:

December 31, 2006	U.S. Plans	Non-U.S. Plans	Total

Projected benefit obligation	$253,301	$21,840	$275,143
Accumulated benefit obligation	$248,466	$10,412	$258,878
Fair value of plan assets	$199,023	$—	$199,023

December 31, 2005	U.S. Plans	Non-U.S. Plans	Total

Projected benefit obligation	$253,719	$—	$253,719
Accumulated benefit obligation	$249,466	$—	$249,466
Fair value of plan assets	$193,186	$—	$193,186

Plan Asset Allocation
The asset allocation for our U.S. pension plans at the end of 2006 and 2005 and the target allocation for 2007, by asset category, are as follows.

U. S. Plans	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2007	2006	2005

Equity securities	60%	61%	63%
Debt securities	25%	33%	30%
Real estate	5%	4%	5%
Other	10%	2%	2%

Total	100%	100%	100%

The asset allocation for our non-U.S. pension plans (Royal Leerdam and Leerdam Crystal) at the end of 2006 and 2005 and the target allocation for 2007, by asset category, are as follows.

Non-U. S. Plans	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2007	2006	2005

Equity securities	30%	31%	33%
Debt securities	55%	53%	57%
Real estate	10%	11%	10%
Other	5%	5%	—

Total	100%	100%	100%

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
As disclosed in Note 1 of the Notes to Consolidate Financial Statements, we adopted SFAS No. 158, effective December 31, 2006. The following table summarizes the impact of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006:

		Impact of SFAS No. 158
	Prior to SFAS No. 158	Adoption —	After SFAS No. 158
	Adoption	Increase/(Decrease)	Adoption

Nonpension liability	$(42,997)	$1,250	$(41,747)
Accumulated other comprehensive loss	$—	$(1,250)	$(1,250)

Effect on Operations
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans			Non- U.S. Plans			Total
Year ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost (benefits earned during the period)	$743	$792	$802	$2	$—	$—	$745	$792	$802
Interest cost on projected benefit obligation	2,050	1,929	2,186	95	148	147	2,145	2,077	2,333
Amortization of unrecognized:
Prior service cost	(884)	(884)	(1,843)	—	—	—	(884)	(884)	(1,843)
(Gain) loss	45	(124)	(93)	(64)	(7)	(11)	(19)	(131)	(104)
Curtailment charge	—	254	(152)	—	—	—	—	254	(152)

Nonpension postretirement benefit expense	$1,954	$1,967	$900	$33	$141	$136	$1,987	$2,108	$1,036

The postretirement benefit curtailment charges in 2005 and 2004 were the result of the salaried workforce reduction program and capacity realignment program as discussed in notes 10 and 12.
Actuarial Assumptions
The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans
Year ended December 31,	2006	2005	2004	2006	2005	2004

Discount rate	5.77%	5.60%	5.75%	4.87%	5.00%	5.75%
Initial health care trend	8.50%	8.50%	9.00%	8.50%	8.00%	9.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	7	4	4	7	3	4

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

Sensitivity to changes in key assumptions is as follows:
•	A 1 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•	A 1 percent change in the discount rate would change the nonpension postretirement expense by $0.2 million.
Accumulated Postretirement Benefit Obligation
The components of our nonpension postretirement benefit obligation are as follows:

	U.S. Plans		Non-U.S. Plans		Total

December 31,	2006	2005	2006	2005	2006	2005

Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$35,504	$37,931	$2,827	$2,700	$38,331	$40,631
Service cost	743	792	2	—	745	792
Interest cost	2,050	1,929	95	148	2,145	2,077
Plan participants’ contributions	924	883	—	—	924	883
Actuarial (gain) loss	5,396	(2,826)	(645)	147	4,751	(2,679)
Exchange rate fluctuations	—	—	(25)	79	(25)	79
Curtailment	—	261	—	—	—	261
Benefits paid	(4,815)	(3,466)	(309)	(254)	(5,124)	(3,720)

Benefit obligation, end of year	$39,802	$35,504	$1,945	$2,820	$41,747	$38,324

Reconciliation of funded status of plans:
Funded Status	$(39,802)	$(35,504)	$(1,945)	$(2,820)	$(41,747)	$(38,324)
Unrecognized actuarial loss (gain)	—	(2,550)	—	(191)	—	(2,741)
Unrecognized prior year service cost	—	(4,016)	—	—	—	(4,016)

Accrued benefit cost	$(39,802)	$(42,070)	$(1,945)	$(3,011)	$(41,747)	$(45,081)

The 2006 net accrued postretirement benefit cost of $41.7 million is represented by a current portion in the amount of $3.3 million and a long-term portion in the amount of $38.4 million on the Consolidated Balance Sheet.
The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2006, are as follows:

	U.S. Plans	Non - U.S. Plans	Total

Net loss (gain)	$2,801	$(918)	$1,883
Prior service credit	(3,133)	—	(3,133)

Total credit	$(332)	$(918)	$(1,250)

The pre-tax amounts in accumulated other comprehensive loss of December 31, 2006, that are expected to be recognized as credits to net periodic benefit cost during 2007 are as follows:

	U.S. Plans	Non - U.S. Plans	Total

Net loss (gain)	$74	$(54)	$20
Prior service credit	(884)	—	(884)

Total credit	$(810)	$(54)	$(864)

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions are anticipated to be paid as follows:

Fiscal Year	U.S. Plan	Non-U.S. Plans	Total

2007	$3,108	$144	$3,252
2008	$3,338	$145	$3,483
2009	$3,379	$149	$3,528
2010	$3,393	$146	$3,539
2011	$3,356	$142	$3,498
2012-2016	$16,453	$655	$17,108

We also provide retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This is an insured, premium-based arrangement. Related to these plans, approximately $0.7 million, $0.6 million and $0.6 million were charged to expense for the years ended December 31, 2006, 2005 and 2004, respectively.

14. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2006	2005	2004

Numerator for earnings per share — net (loss) income that is available to common shareholders	$(20,899)	$(19,355)	$8,252

Denominator for basic earnings per share — weighted-average shares outstanding	14,182,314	13,906,057	13,711,667

Effect of dilutive securities (1)	—	—	7,658

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	14,182,314	13,906,057	13,719,325

Basic (loss) earnings per share	$(1.47)	$(1.39)	$0.60

Diluted (loss) earnings per share	$(1.47)	$(1.39)	$0.60

(1)	The effect of employee stock options, warrants and the employee stock purchase plan (ESPP), 11,584 and 5,091shares for the year ended December 31, 2006 and December 31, 2005, were anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.
Diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
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
On December 6, 2005, the Company’s Board of Directors, acting as the Compensation Committee of the whole, accelerated the vesting of all outstanding and unvested nonqualified stock options granted through 2004 under the Company’s 1999 Equity Participation Plan and Amended and Restated 1999 Equity Participation Plan. As a result, options to purchase 258,731 shares of the Company’s common stock became exercisable on December 6, 2005. Of that amount, options that were granted through 2004 to the Company’s named executive officers became immediately exercisable. In the case of each of the stock options in question, the exercise price greatly exceeded the fair market value of the Company’s common stock on December 6, 2005. The decision to accelerate vesting of these options was made primarily to avoid recognition of compensation expense related to these underwater stock options in financial statements relating to future fiscal periods. By accelerating these underwater stock options, the Company estimates it reduced the stock option expense it otherwise would have been required to record by approximately $0.4 million in 2006, $0.1 million in 2007 and $0.04 million in 2008 on a pre-tax basis.
Employee Stock Purchase Plan (ESPP)
We have an ESPP under which 750,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. In 2006 and 2005, the shares issued under the ESPP were 95,279 and 66,326, respectively. At December 31, 2006, 474,782 shares were available for issuance under the ESPP. At December 31, 2005, 470,062 shares were available for issuance under the ESPP. Repurchased common stock is being used to fund the ESPP.

A participant may elect to have payroll deductions made during the offering period in an amount not less than 2 percent and not more than 20 percent of the participant’s compensation during the option period. The option period starts on the offering date (June 1st) and ends on the exercise date (May 31st). In no event may the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or the successor corporation or a parent or subsidiary of such successor corporation will substitute an equivalent option. Compensation expense for 2006 related to the ESPP is $0.4 million.
Equity Participation Plan Program Description
We have three equity participation plans: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and (3) the Libbey Inc. 2006 Omnibus Incentive Plan. Although options previously granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. remain outstanding, no further grants of equity-based compensation may be made under those plans. However, up to a total of 1,500,000 shares of Libbey Inc. common stock are available for issuance as equity-based compensation under the Libbey Inc. 2006 Omnibus Incentive Plan. Under the Libbey Inc. 2006 Omnibus Incentive Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2006, there were grants of 10,000 stock options, 71,139 performance shares and 25,515 of restricted stock units. The restricted stock units were granted to Directors and were immediately vested resulting in compensation expense of $0.3 million. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options outstanding as of December 31, 2006, is generally four (4) years. Stock options are amortized over the vesting period using the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25” (FIN 28) expense attribution methodology. The impact of applying the provisions of SFAS No. 123-R is a pre-tax compensation expense of $1.3 million for 2006.
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
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation:

Year ended December 31,	2005	2004

Reported net income:	$(19,355)	$8,252
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	—	(1,253)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	96

Pro forma net income	$(19,355)	$7,095

Basic income per share:
Reported basic income per share	$(1.39)	$.60
Pro forma basic income per share	$(1.39)	$.52

Diluted income per share:
Reported diluted income per share	$(1.39)	$.60
Pro forma diluted income per share	$(1.39)	$.52

Disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the Consolidated Financial Statements.

General Stock Option Information
Stock option compensation expense of $0.3 million is included in selling, general and administrative expenses in the Consolidated Statements of Operations for 2006.
The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were 10,000 stock option grants made during 2006. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during 2006 is $3.32. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions:

Year ended December 31,	2006	2005	2004

Stock option grants:
Risk-free interest	4.57%	4.29%	3.9%
Expected term	6.5 years	6.1 years	9 years
Expected volatility	37.9%	34.6%	31.0%
Dividend yield	3.19%	2.3%	2.0%
Employee Stock Purchase Plan:
Risk-free interest	4.99%	3.23%	1.72%
Expected term	12 months	12 months	12 months
Expected volatility	58.3%	36.00%	27.94%
Dividend yield	2.20%	2.10%	1.86%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•	The expected term represents the period of time the options are expected to be outstanding. Additionally, we use historical data to estimate option exercises and employee forfeitures. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed based on historic stock prices commensurate with the expected term of the option. The range of expected volatilities used is 33.34 percent to 38.56 percent, and the average expected volatility is 34.55 percent. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.
Information with respect to our stock option activity for 2006, 2005, and 2004 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
		exercise price per	Contractual life	Aggregate Intrinsic
Options	Shares	share	(in years)	Value

Outstanding balance at January 1, 2004	1,410,176	$29.60
Granted	156,210	20.39
Exercised	(24,250)	19.45
Canceled	(24,500)	26.45

Outstanding balance at December 31, 2004	1,517,636	28.87	5.74	$289.8
Granted	145,760	11.83
Exercised	(4,500)	22.06
Canceled	(103,340)	24.23

Outstanding balance at December 31, 2005	1,555,556	28.04	5.76	$—
Granted	10,000	10.20
Exercised	—	—
Canceled	(153,930)	28.03

Outstanding balance at December 31, 2006	1,411,626	27.43	4.85	$100.3

Exercisable at December 31, 2006	1,315,790	$28.58		$31.7

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. SFAS No. 123-R requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows. There were no stock options exercised during 2006.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Libbey Inc. closing stock price of $12.34 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2006, 1,315,790 outstanding options were exercisable, and the weighted average exercise price was $28.58. As of December 31, 2005, 1,236,356 outstanding options were exercisable, and the weighted average exercise price was $30.00. As of December 31, 2004, 1,139,810 outstanding options were exercisable, and the weighted average exercise price was $30.39.
As of December 31, 2006, $0.2 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next three years on a weighted-average basis. The total fair value of shares vested during 2006 is $.02 million. Shares issued for exercised options are issued from treasury stock. There were no stock options exercised in 2006.
The following table summarizes our nonvested stock option activity for 2006:

		Weighted-Average fair
	Shares	value (per share)

Nonvested at January 1, 2006	145,260	$3.82
Granted	10,000	3.32
Vested	(57,644)	3.82
Canceled	(1,780)	3.82

Nonvested at December 31, 2006	95,836	$3.82

Performance Share Information
Performance share compensation expense of $0.3 million is included in our Statement of Operations.
Under the Libbey Inc. 2006 Omnibus Incentive Plan, we grant selected executives and key employees performance shares. The number of performance shares granted to an executive is determined by dividing the value to be transferred to the executive, expressed in U.S. dollars and determined as a percentage of the executive’s long-term incentive target (which in turn is a percentage of the executive’s base salary on January 1 of the year in which the performance shares are granted), by the average closing price of Libbey Inc. common stock over a period of 60 consecutive trading days ending on the date of the grant.
The performance shares are settled by issuance to the executive of one share of Libbey Inc. common stock for each performance share earned. Performance shares are earned only if and to the extent we achieve certain company-wide performance goals over performance cycles of between 1 and 3 years.
A summary of the activity for performance shares under the Libbey Inc. 2006 Omnibus Incentive Plan as of December 31, 2006 and changes during the year then ended is presented below:

Performance Shares	Shares

Outstanding balance at January 1, 2006	—
Granted	71,139
Awarded	—
Cancelled	—

Outstanding balance at December 31, 2006	71,139

Of this amount, 29,184 performance shares were earned as of December 31, 2006, and, as a result 29,184 shares of Libbey Inc. common stock were issued in February 2007 to the executives in settlement of these performance shares.
The weighted-average grant-date fair value of the performance shares granted during 2006 was $9.88 as of December 31, 2006, there was $0.4 million of total unrecognized compensation cost related to nonvested performance shares granted. That cost is expected to be recognized over a period of 2 years. Shares issued for performance share awards are issued from treasury stock.

Employee 401(k) Plan Retirement Fund and Non-Qualified Executive Savings Plan
We sponsor the Libbey Inc. 401(k) Plan (the Plan) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.
Employees can contribute from 1 percent to 50 percent of their annual salary on a pre-tax basis, up to the annual IRS limits. During 2006, we matched an amount equal to 50 percent of employee contributions up to the first 6 percent of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account did not exceed $6,600 for the 2006 calendar year due to the $220,000 annual limit on eligible earnings imposed by the Internal Revenue Code. Starting in 2003, we have used treasury stock for the company match contributions to the Plan; however, we have discontinued that practice beginning January 1, 2007, as to salaried positions. All matching contributions vest immediately.
Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50 percent of their eligible compensation or the limit of $5,000 set forth in the Internal Revenue Code for the 2006 calendar year. The catch-up contributions are not eligible for matching contributions.
We have a non-qualified Executive Savings Plan (ESP) for those employees whose salaries exceed the IRS limit. Libbey matched employee contributions under the ESP. The amount of Libbey’s matching contribution during 2006, equals 50 percent of the first 6 percent of eligible earnings that are contributed by the employees.
Our matching contributions to both Plans totaled $2.2 million, $2.2 million, and $2.4 million in 2006, 2005, and 2004, respectively.
16. Derivatives
We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. Most of these derivatives qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.
We use Interest Rate Protection Agreements (Rate Agreements) to manage our exposure to fluctuating interest rates. These Rate Agreements effectively convert a portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. At December 31, 2006, we had Rate Agreements for $200.0 million of variable rate debt with a fair market value of $1.2 million. At December 31, 2005, we had Rate Agreements for $25.0 million of variable rate debt with a fair market value of $(.7) million.
We also use commodity futures contracts related to forecasted future U.S. natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2006, we had commodity futures contracts for 3,450,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $(5.3) million. We have hedged forecasted transaction through March 2008. At December 31, 2005, we had commodity futures contracts for 2,800,000 million BTU’s of natural gas with a fair market value of $7.6 million. The fair values of these commodity contracts are included in our Consolidated Balance Sheets in derivative liability for 2006 and in prepaid and other current assets for 2005.

Our foreign currency exposure arises from occasional transactions denominated in a currency other than the U.S. dollar, primarily associated with anticipated purchases of new equipment or net investment in a foreign operation. The fair values of these instruments are determined from market quotes. We have not changed our methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. At December 31, 2006 and 2005, we did not have any foreign currency derivatives.
We do not believe we are exposed to more than a nominal amount of credit risk in our hedges, as the counterparties are established financial institutions.
Most of our derivatives qualify and are designated as cash flow hedges (except certain natural gas contracts at Crisa executed prior to our June 16, 2006 acquisition of the remaining 51% ownership interest) at December 31, 2006. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. We recognized a loss of $2.6 million and a gain of $0.9 million for December 31, 2006 and 2005, respectively, representing the total ineffectiveness of all cash flow hedges.
The effective portion of changes in the fair value of a derivative that is designated as and meets the required criteria for a cash flow hedge is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts reclassified into earnings related to rate agreements are included in interest expense and natural gas futures contracts in natural gas expense included in cost of sales.
17. Comprehensive (Loss) Income
Total comprehensive (loss) income (net of tax) includes:

Balance at December 31,	2006	2005	2004

Net (loss) income	$(20,899)	$(19,355)	$8,252
Effect of derivatives	(6,829)	5,040	2,067
Minimum pension liability and intangible pension asset (including equity investments)	10,650	(7,176)	(1,459)
Effect of SFAS 158	(21,779)	—	—
Effect of exchange rate fluctuation	3,070	(379)	(3,801)

Total comprehensive (loss) income	$(35,787)	$(21,870)	$5,059

Accumulated other comprehensive loss (net of tax) includes:

December 31,	2006	2005	2004

Minimum pension liability and intangible pension asset (including equity investments)	$—	$(30,715)	$(23,539)
Adoption of SFAS 158	(41,844)	—	—
Derivatives	(3,086)	3,743	(1,297)
Exchange rate fluctuation	(1,079)	(4,149)	(3,770)

Total	$(46,009)	$(31,121)	$(28,606)

The change in other comprehensive (loss) income related to cash flow hedges is as follows:

Year ended December 31,	2006	2005	2004

Change in fair value of derivative instruments	$(8,092)	$8,085	$3,313
Less: Income tax benefit (expense)	1,263	(3,045)	(1,246)

Other comprehensive (loss) income related to derivatives	$(6,829)	$5,040	$2,067

The following table identifies the detail of cash flow hedges in accumulated other comprehensive (loss) income:

Year ended December 31,	2006	2005	2004

Balance at beginning of year	$3,743	$(1,297)	$(3,364)
Current year impact of changes in value (net of tax):
Rate agreements	1,015	817	2,329
Natural gas	(7,844)	4,223	(262)
Foreign currency	—	—	—

Subtotal	(6,829)	5,040	2,067

Balance at end of year	$(3,086)	$3,743	$(1,297)

18. Operating Leases
Rental expense for all non-cancelable operating leases, primarily for warehouses, was $10.1 million, $6.9 million and $6.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Future minimum rentals under operating leases are as follows:

2007	2008	2009	2010	2011	2012 and thereafter

$11,333	$9,874	$8,610	$6,276	$5,847	$35,409

19. Guarantees
The paragraphs below describe our guarantees, in accordance with Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”
The debt of Libbey Glass and Libbey Europe B.V, pursuant to the ABL Facility, the Senior Notes and the PIK Notes, is guaranteed by Libbey Inc. and by certain subsidiaries of Libbey Glass. All are related parties that are included in the Consolidated Financial Statements. See Note 9 for further disclosure as to debt of Libbey. Pursuant to the indenture agreements that govern the Senior Notes and the PIK Notes, Libbey Glass is required to provide certain financial information to holders and to the indenture trustee within fifteen days after the date that Libbey Glass would be required to file quarterly and annual reports if Libbey Glass were subject to the periodic reporting requirements of the Exchange Act. Libbey Inc. may fulfill this obligation by filing with the Securities and Exchange Commission consolidating financial statements for (i) Libbey Inc., (ii) Libbey Glass, (iii) the subsidiaries of Libbey Inc. that guarantee the Senior Notes and the PIK Notes and (iv) the subsidiaries of Libbey Inc. that do not guarantee the Senior Notes and the PIK Notes. Libbey Inc. has provided such consolidating financial statements within the filing of this annual report in compliance with the requirements of the indentures. (See Note 22).
In addition, Libbey Inc. guarantees the payment by Crisa of its obligation to purchase electricity pursuant to a Power Purchase Agreement to which Crisa is a party. Prior to June 16, 2006, the guarantee was limited to the lesser of 49 percent of any such obligation of Crisa and $5.0 million. The guarantee was entered into in October 2000 and continues for 15 years from the initial date of electricity generation, which commenced on April 12, 2003. In connection with the June 16, 2006 acquisition of the remaining 51 percent ownership interest in Crisa, (a) we have agreed to execute and deliver a guarantee pursuant to which we would agree to guarantee to the electricity provider the payment and performance of 100 percent of Crisa’s obligations under the Power Purchase Agreement, in exchange for which the electricity provider would release Vitro from its guarantee of Crisa’s obligation under the Power Purchase Agreement; and (b) pending the electricity provider’s release of Vitro from its guarantee of Crisa’s obligations, we will indemnify Vitro for any liability it may incur if Crisa defaults under the Power Purchase Agreement and the electricity provider seeks recourse against Vitro under its guarantee of Crisa’s obligations.
In October 1995, we guaranteed the obligations of Syracuse China Company and Libbey Canada Inc. under the Asset Purchase Agreement for the acquisition of Syracuse China. The guarantee is limited to $5.0 million and expires October 10, 2010. The guarantee is in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd.
In connection with our acquisition of Crisal-Cristalaria Automática, S.A. (Crisal), we agreed to guarantee the payment, if and when such payment becomes due and payable, by Libbey Europe B.V. of the Earn-Out Payment, as defined in the Stock Promissory Sale and Purchase Agreement dated January 10, 2005, between Libbey Europe B.V., as purchaser, and VAA-Vista Alegre Atlantis SGPS, SA, as seller. In connection with the settlement of certain disputes with VAA, in October 2006, VAA waived the obligation of Libbey Europe B.V., and ultimately Libbey Inc., to pay the Earn-Out Payment (VAA). (See Note 4).
On March 30, 2005, we entered into a Guarantee pursuant to which we guaranteed to BP Energy Company the obligation of Libbey Glass to pay for natural gas supplied by BP Energy Company to Libbey Glass. Libbey Glass currently purchases natural gas from BP Energy Company under an agreement that expires on October 31, 2008. Our guarantee with respect to purchases by Libbey Glass under that agreement is limited to $3.0 million, including costs of collection, if any.
On July 29, 2005, we entered into a guarantee for the benefit of FR Caddo Parish, LLC pursuant to which we guarantee the payment and performance by Libbey Glass of its obligation under an Industrial Building Sublease Agreement with respect to one-step center in Shreveport, Louisiana. The underlying lease is for a term of 20 years.
On January 23, 2006, we entered into a guarantee for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB) pursuant to which we guarantee the payment by Libbey China of its obligation under an RMB Loan Contract entered into in connection with the construction of our production facility in China.
In connection with the June 16, 2006 acquisition of the remaining 51 percent ownership interest in Crisa and the concurrent assignment by Vitro to Crisa of a lease with respect to real estate located in Monterrey, Mexico, we executed a guarantee, in favor of Fondo Stiva, S.A. de C.V. (“Fondo Stiva,” as Lessor), pursuant to which we guarantee the payment and performance by Crisa Libbey Commercial, S. de R.L. de C.V., formerly Vitrocrisa Commercial, S. de R.L. de C.V. (“Crisa Commercial”, as Lessee), pursuant to the lease agreement dated February 17, 2004 between Fondo Stiva and Crisa Commercial (the “Warehouse Lease”), and of Crisa Libbey, S. de R.L. de C.V., formerly Vitrocrisa, S. de R.L. de C.V. (“Crisa Libbey”), pursuant to a deed under which Crisa Libbey granted to Fondo Stiva surface use rights with respect to the real estate and a mortgage lien to secure Crisa Commercial’s obligations under the Warehouse Lease.
In addition, on June 16, 2006, we entered into a guarantee pursuant to which we agreed to guarantee to Vitro the payment and performance by Crisa Commercial of its obligations under the Warehouse Lease in the event that Fondo Stiva demands payment from Vitro pursuant to Vitro’s guarantee, executed in favor of Fondo Stiva, of Crisa Commercial’s obligations under the Warehouse Lease.
20. Barter Transactions
We entered into a barter transaction during the first quarter of 2005, exchanging inventory with a net book value of $1.1 million for barter credits to be utilized on future purchased goods and services. During the second quarter of 2005, we wrote-off the credits from $1.1 million to $0.4 million, reflecting our revised estimate of fair value. During the third quarter of 2006, we wrote-off the remaining $0.4 million, reflecting our revised estimate of fair value.
21. Segments
With the acquisition of Crisa and our growing focus on the global market, effective for the quarter ended September 30, 2006, we formed three reportable segments from which we derive revenue from external customers. We have reclassified prior period amounts to conform to the current presentation. Some operating segments were aggregated to arrive at the disclosed reportable segments. The segments are distinguished as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. We do not have any customers who represent 10 percent or more of total sales. We evaluate the performance of our segments based upon sales and Earnings Before Interest and Taxes and Minority Interest (EBIT). Intersegment sales are consummated at arm’s length and are reflected in eliminations in the table below.

December 31,	2006	2005	2004

Sales
North American Glass	$476,696	$365,037	$379,654
North American Other	114,581	109,945	103,555
International	106,798	95,399	66,946
Eliminations	(8,595)	(2,248)	(5,388)

Consolidated	$689,480	$568,133	$544,767

EBIT
North American Glass	$5,471	$7,062	$11,061
North American Other	9,382	(14,411)	11,462
International	3,161	(3,101)	2,306

Consolidated	$18,014	$(10,450)	$24,829

Special Charges (excluding write-off of financing fees)
North American Glass	$18,534	$10,136	$14,519
North American Other	(42)	17,100	—
International	—	—	—

Consolidated	$18,492	$27,236	$14,519

Equity Earnings (loss)
North American Glass	$—	$—	$—
North American Other	—	—	—
International	1,986	(4,100)	(1,435)

Consolidated	$1,986	$(4,100)	$(1,435)

Depreciation & Amortization
North American Glass	$22,102	$17,306	$17,413
North American Other	3,450	4,519	5,016
International	10,168	10,656	7,076

Consolidated	$35,720	$32,481	$29,505

Capital Expenditures
North American Glass	$30,286	$30,204	$29,720
North American Other	1,173	2,328	2,649
International	42,139	11,738	8,113

Consolidated	$73,598	$44,270	$40,482

Total Assets
North American Glass	$849,751	$409,101	$426,438
North American Other	369,091	151,376	170,191
International	421,315	198,336	125,403
Eliminations	(762,026)	(163,029)	(143,828)

Consolidated	$878,131	$595,784	$578,204

Reconciliation of EBIT to Net Income
Segment EBIT	$18,014	$(10,450)	$24,829
Interest Expense	(46,594)	(15,255)	(13,049)
Income Taxes	7,747	6,384	(3,528)
Minority Interest	(66)	(34)	—

Net Income	$(20,899)	$(19,355)	$8,252

Our operations by geographic areas for 2006, 2005 and 2004 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

	United States	Non-U.S.	Eliminations	Consolidated

2006
Net sales:
Customers	$437,159	$252,321		$689,480
Intercompany	22,817	5,108	$(27,925)	—

Total net sales	$459,976	$257,429	$(27,925)	$689,480

Long-lived assets	$162,452	$324,669	—	$487,121

2005
Net sales:
Customers	$409,646	$158,487		$568,133
Intercompany	1,413	—	$(1,413)	—

	United States	Non-U.S.	Eliminations	Consolidated

Total net sales	$411,059	$158,487	$(1,413)	$568,133

Long-lived assets	$172,805	$154,805	—	$327,610

2004
Net sales:
Customers	$419,368	$125,399	—	$544,767
Intercompany	3,839	—	$(3,839)	—

Total net sales	$423,207	$125,399	$(3,839)	$544,767

Long-lived assets	$183,501	$134,691	—	$318,192

22. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, wholly owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, wholly owned domestic subsidiaries of Libbey Inc, as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the year ended December 31, 2006.
At December 31, 2006 and December 31, 2005, Libbey Inc.’s indirect, wholly owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc. and LGAC LLC (together with Crisa Industrial LLC, which became an indirect, wholly owned subsidiary of Libbey Inc. on June 16, 2006, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2006	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$386,924	$114,581	$211,041	$(23,066)	$689,480
Freight billed to customers	—	765	1,382	774	—	2,921

Total revenues	—	387,689	115,963	211,815	(23,066)	692,401

Cost of sales	—	314,342	96,715	181,246	(23,066)	569,237

Gross profit	—	73,347	19,248	30,569	—	123,164

Selling, general, and administrative expenses	—	59,172	7,614	20,780	—	87,566
Special charges	—	—	—	16,334	—	16,334

Income (loss) from operations	—	14,175	11,634	(6,545)	—	19,264

Equity earnings (loss) — pretax	—	—	612	1,374	—	1,986
Other (expense) income	—	(803)	26	(2,459)	—	(3,236)

Earnings (loss) before interest and income taxes and minority interest	—	13,372	12,272	(7,630)	—	18,014

Interest expense	—	36,577	2	10,015	—	46,594

Earnings (loss) before income taxes and minority interest	—	(23,205)	12,270	(17,645)	—	(28,580)

Income taxes	—	(12,821)	5,298	(224)	—	(7,747)

Net income (loss) before minority interest	—	(10,384)	6,972	(17,421)	—	(20,833)

Minority interest and equity in net (loss) income of subsidiaries	(20,899)	(10,515)	—	(66)	31,414	(66)

Net (loss) income	$(20,899)	$(20,899)	$6,972	$(17,487)	$31,414	$(20,899)

The following represents the total special charges included in the above Statement of Operations (see note 10):

Special charges included in:
Cost of sales	$—	$—	$—	$2,158	$—	$2,158
Special charges	—	(3,26)	(42)	16,702	—	16,334
Interest expense	—	3,490	—	1,416	—	4,906

Total pretax special charges	$—	$3,164	$(42)	$20,276	$—	$23,398

Special charges net of tax	$—	$2,307	$(31)	$14,779	$—	$17,055

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2005	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$365,037	$109,945	$95,399	$(2,248)	$568,133
Freight billed to customers	—	588	1,302	42	—	1,932

Total revenues	—	365,625	111,247	95,441	(2,248)	570,065

Cost of sales	—	302,721	99,671	83,379	(2,248)	483,523

Gross profit	—	62,904	11,576	12,062	—	86,542

Selling, general, and administrative expenses	—	50,894	9,876	10,765	—	71,535
Special charges	—	8,210	15,714	—	—	23,924

Income (loss) from operations	—	3,800	(14,014)	1,297	—	(8,917)

Equity earnings (loss) — pretax	—	—	259	(4,359)	—	(4,100)
Other (expense) income	—	2,343	(37)	261	—	2,567

Earnings (loss) before interest and income taxes and minority interest	—	6,143	(13,792)	(2,801)	—	(10,450)

Interest expense	—	11,018	1	4,236	—	15,255

Earnings (loss) before income taxes and minority interest	—	(4,875)	(13,793)	(7,037)	—	(25,705)

Income taxes	—	(1,609)	(4,551)	(224)	—	(6,384)

Net income (loss) before minority interest	—	(3,266)	(9,242)	(6,813)	—	(19,321)

Minority interest and equity in net (loss) income of subsidiaries	(19,355)	(16,089)	—	(34)	35,444	(34)

Net (loss) income	$(19,355)	$(19,355)	$(9,242)	$(6,847)	$35,444	$(19,355)

The following represents the total special charges included in the above Statement of Operations (see note 10):

Special charges included in:
Cost of sales	$—	$661	$1,304	$—	$—	$1,965
Selling, general and administrative	—	1,265	82	—	—	1,347
Special charges	—	8,210	15,714	—	—	23,924

Total pretax special charges	$—	$10,136	$17,100	$—	$—	$27,236

Special charges net of tax	$—	$6,791	$11,457	$—	$—	$18,248

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2004	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$379,654	$103,555	$66,946	$(5,388)	$544,767
Freight billed to customers	—	603	1,427	—	—	2,030

Total revenues	—	380,257	104,982	66,946	(5,388)	546,797

Cost of sales	—	311,645	84,977	55,101	(5,388)	446,335

Gross profit	—	68,612	20,005	11,845	—	100,462

Selling, general, and administrative expenses	—	51,499	10,967	6,108	—	68,574
Special charges	—	7,993	—	—	—	7,993

Income (loss) from operations	—	9,120	9,038	5,737	—	23,895

Equity earnings (loss) — pretax	—	—	108	(1,543)	—	(1,435)
Other (expense) income	—	2,634	74	(339)	—	2,369

Earnings (loss) before interest and income taxes and minority interest	—	11,754	9,220	3,855	—	24,829

Interest expense	—	11,160	—	1,889	—	13,049

Earnings (loss) before income taxes and minority interest	—	594	9,220	1,966	—	11,780

Income taxes	—	212	3,282	34	—	3,528

Net income (loss) before minority interest	—	382	5,938	1,932	—	8,252

Minority interest and equity in net (loss) income of subsidiaries	8,252	7,870	—	—	(16,122)	—

Net (loss) income	$8,252	$8,252	$5,938	$1,932	$(16,122)	$8,252

The following represents the total special charges included in the above Statement of Operations (see note 10):

Special charges included in:
Cost of sales	$—	$6,526	$—	$—	$—	$6,526
Special charges	—	7,993	—	—	—	7,993

Total pretax special charges	$—	$14,519	$—	$—	$—	$14,519

Special charges net of tax	$—	$10,171	$—	$—	$—	$10,171

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2006	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash	$—	$22,849	$509	$18,408	$—	$41,766
Accounts receivable — net	—	47,772	10,063	41,368	—	99,203
Inventories — net	—	55,620	32,521	70,982	—	159,123
Other current assets	—	14,221	347	6,184	—	20,752

Total current assets	—	140,462	43,440	136,942	—	320,844

Other non-current assets	—	30,247	1,296	7,131	—	38,674
Investments in and advances to subsidiaries	87,850	326,705	284,384	153,011	(851,950)	—
Goodwill and purchased intangible assets — net	—	26,834	16,140	163,398	—	206,372

Total other assets	87,850	383,786	301,820	323,540	(851,950)	245,046

Property, plant and equipment — net	—	100,804	21,039	190,398	—	312,241

Total assets	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Accounts payable	$—	$21,513	$4,577	$41,403	—	$67,493
Accrued liabilities	—	53,263	8,561	23,250	—	85,074
Notes payable and long-term debt due within one year	—	155	—	865	—	1,020

Total current liabilities	—	74,931	13,138	65,518	—	153,587

Long-term debt	—	409,089	—	81,123	—	490,212
Other long-term liabilities and minority interest	—	86,354	7,924	52,204	—	146,482

Total liabilities	—	570,374	21,062	198,845	—	790,281

Total shareholders’ equity	87,850	54,678	345,237	452,035	(851,950)	87,850

Total liabilities and shareholders’ equity	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2005	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash	$—	$2,817	$300	$125	$—	$3,242
Accounts receivable — net	—	50,358	10,145	18,539	—	79,042
Inventories — net	—	57,420	39,715	25,437	—	122,572
Other current assets	—	13,806	3,767	1,484	—	19,057

Total current assets	—	124,401	53,927	45,585	—	223,913

Other non-current assets	—	33,772	203	(492)	—	33,483
Investments in and advances to subsidiaries	119,605	119,644	50,989	39,219	(252,800)	76,657
Goodwill and purchased intangible assets — net	—	27,540	16,195	17,868	—	61,603

Total other assets	119,605	180,956	67,387	56,595	(252,800)	171,743
Property, plant and equipment — net	—	108,711	22,963	68,454	—	200,128

Total assets	$119,605	$414,068	$144,277	$170,634	$(252,800)	$595,784

Accounts payable	$—	$26,329	$4,442	$16,249	$—	$47,020
Accrued liabilities	—	44,327	9,452	8,365	—	62,144
Notes payable and long-term debt due within one year	—	115	—	12,185	—	12,300

Total current liabilities	—	70,771	13,894	36,799	—	121,464

Long-term debt	—	159,550	—	89,829	—	249,379
Other long-term liabilities and minority interest	—	97,781	6,470	1,085	—	105,336

Total liabilities	—	328,102	20,364	127,713	—	476,179

Total shareholders’ equity	119,605	85,966	123,913	42,921	(252,800)	119,605

Total liabilities and shareholders’ equity	$119,605	$414,068	$144,277	$170,634	$(252,800)	$595,784

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
December 31, 2006	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Income (loss)	$(20,767)	$(20,767)	$6,972	$(17,355)	$31,018	$(20,899)
Depreciation and amortization	—	16,841	3,364	15,515	—	35,720
Other operating activities	20,767	26,165	(7,657)	31,780	(31,018)	40,037

Net cash provided by (used in) operating activities	—	22,239	2,679	29,940	—	54,858
Additions to property, plant & equipment	—	(8,537)	(1,173)	(63,888)	—	(73,598)
Other investing activities	—	(229,009)	(1,297)	151,872	—	(78,434)

Net cash provided by (used in) investing activities	—	(237,546)	(2,470)	87,984	—	(152,032)
Net borrowings	—	248,554	—	(96,041)	—	152,513
Other financing activities	—	(13,215)	—	(4,000)	—	(17,215)

Net cash provided by (used in) financing activities	—	235,339	—	(100,041)	—	135,298
Exchange effect on cash	—	—	—	400	—	400

Increase (decrease) in cash	—	20,032	209	18,283	—	38,524
Cash at beginning of period	—	2,817	300	125	—	3,242

Cash at end of period	$—	$22,849	$509	$18,408	$—	$41,766

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
December 31, 2005	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Income (loss)	$(19,355)	$(19,355)	$(9,242)	$(6,847)	$35,444	$(19,355)
Depreciation and amortization	—	17,306	4,519	10,656	—	32,481
Other operating activities	19,355	41,522	6,893	(7,339)	(35,444)	24,987

Net cash provided by (used in) operating activities	—	39,473	2,170	(3,530)	—	38,113
Additions to property, plant & equipment	—	(30,204)	(2,328)	(11,738)	—	(44,270)
Other investing activities	—	212	—	(28,948)	—	(28,736)

Net cash provided by (used in) investing activities	—	(29,992)	(2,328)	(40,686)	—	(73,006)
Net borrowings	—	(4,637)	—	44,289	—	39,652
Other financing activities	—	(7,761)	—	—	—	(7,761)

Net cash provided by (used in) financing activities	—	(12,398)	—	44,289	—	31,891
Exchange effect on cash	—	—	—	—	—	—

Increase (decrease) in cash	—	(2,917)	(158)	73	—	(3,002)
Cash at beginning of period	—	5,734	458	52	—	6,244

Cash at end of period	$—	$2,817	$300	$125	$—	$3,242

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
December 31, 2004	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Income (loss)	$8,252	$8,252	$5,938	$1,932	$(16,122)	$8,252
Depreciation and amortization	—	17,413	5,016	7,076	—	29,505
Other operating activities	(8,252)	15,159	(8,048)	(9,988)	16,122	4,993

Net cash provided by (used in) operating activities	—	40,824	2,906	(980)	—	42,750
Additions to property, plant & equipment	—	(29,720)	(2,649)	(8,113)	—	(40,482)
Other investing activities	—	16,623	—	980	—	17,603

Net cash provided by (used in) investing activities	—	(13,097)	(2,649)	(7,133)	—	(22,879)
Net borrowings	—	(18,129)	—	8,113	—	(10,016)
Other financing activities	—	(6,360)	—	—	—	(6,360)

Net cash provided by (used in) financing activities	—	(24,489)	—	8,113	—	(16,376)
Exchange effect on cash	—	—	—	(1)	—	(1)

Increase (decrease) in cash	—	3,238	257	(1)	—	3,494
Cash at beginning of period	—	2,496	201	53	—	2,750

Cash at end of period	$—	$5,734	$458	$52	$—	$6,244

Selected Quarterly Financial Data (unaudited)
The following tables present selected quarterly financial data for the years ended December 31, 2006 and 2005:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$134,866	$129,784	$157,998	$144,538	$183,256	$135,573	$213,360	$158,238
Gross profit	$22,146	$21,039	$28,172	$27,056	$31,568	$27,267	$41,278	$11,180
gross profit margin	16.4%	16.2%	17.8%	18.7%	17.2%	20.1%	19.3%	7.1%
Selling, general & administrative expenses	$19,086	$17,954	$19,696	$20,368	$20,729	$16,788	$28,055	$16,426
Income (loss) from operations (IFO)	$3,060	$88	$(4,111)	$2,493	$10,839	$9,991	$9,476	$(21,488)
IFO margin	2.3%	0.1%	(2.6)%	1.7%	5.9%	7.4%	4.4%	(13.6)%
Equity earnings (loss)	$1,065	$554	$921	$(752)	$0	$(1,183)	$0	$(2,721)
Earnings (loss) before interest and income taxes (EBIT)	$4,521	$943	$(4,097)	$2,171	$9,106	$9,732	$8,484	$(23,296)
EBIT margin	3.4%	0.7%	-2.6%	1.5%	5.0%	7.2%	4.0%	(14.7)%
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	$12,856	$9,327	$4,109	$10,237	$19,777	$18,892	$16,992	$(16,425)
EBITDA margin	9.5%	7.2%	2.6%	7.1%	10.8%	13.9%	8.0%	(10.4)%
Net income (loss)	$515	$(1,648)	$(9,569)	$(870)	$(3,307)	$4,167	$(8,538)	$(21,004)
net income margin	0.4%	(1.3)%	(6.1)%	(0.6)%	(1.8)%	3.1%	(4.0)%	(13.3)%

Diluted earnings per share	$0.04	$(0.12)	$(0.68)	$(0.06)	$(0.23)	$0.30	$(0.60)	$(1.51)

Accounts receivable	$72,244	$73,919	$112,195	$72,637	$104,708	$75,122	$99,203	$79,042
DSO	46.0	48.9	47.6	47.3	50.9	48.6	48.3	50.8
Inventories	$121,388	$141,022	$161,827	$139,861	$167,859	$147,849	$159,123	$122,573
DIO	77.3	93.3	74.6	91.1	81.7	95.7	77.4	78.7
Accounts payable	$40,070	$43,887	$59,447	$42,220	$73,559	$53,552	$67,493	$47,021
DPO	25.5	29.0	22.6	27.5	35.8	34.7	32.8	30.2
Working capital	$153,562	$171,054	$214,575	$170,278	$199,008	$169,419	$190,833	$154,594
DWC	97.8	113.2	99.6	110.9	96.8	109.6	92.9	99.3
Percent of net sales	27.0%	31.0%	27.3%	29.7%	26.5%	30.0%	25.0%	27.2%

Net cash provided by (used in) operating activities	$4,798	$(11,151)	$15,577	$22,642	$11,149	$1,255	$23,334	$25,367
Free cash flow	$(16,641)	$(50,504)	$(74,811)	$13,891	$(9,576)	$(5,911)	$3,854	$7,631

Total borrowings	$284,335	$276,002	$465,145	$259,678	$485,282	$265,434	$491,232	$261,679

The following table represents special charges (see note 10) included in the above quarterly data for the years ended December 31, 2006 and 2005:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2006	2005	2006	2005	2006	2005	2006	2005

Special charges included in:
Cost of sales	$—	$—	$2,543	$867	$—	$—	$(385)	$1,098
Selling, general, and administrative expenses	—	—	—	1,347	—	—	—	—
Impairment of goodwill and other intangibles	—	—	—	—	—	—	—	9,179
Special charges	—	2,997	12,587	4,197	—	487	3,747	7,064
Interest expense	—		4,906	—	—	—	—	—

Total pre-tax special charges	—	2,997	20,036	6,411	—	487	3,362	17,341
Special charges — net of tax	—	2,008	13,424	4,295	—	326	3,281	13,825
Diluted earnings per share:
Capacity realignment charges — net of tax	$—	$0.15	$0.95	$0.31	$—	$0.02	$0.23	$0.99

Stock Market Information
Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range and dividends declared for our common stock was as follows:

	2006			2005

			Cash			Cash
	Price Range		dividend	Price Range		dividend
	High	Low	declared	High	Low	declared

First Quarter	$12.10	$6.85	$0.025	$25.03	$20.44	$0.10
Second Quarter	$15.58	$5.91	$0.025	$21.14	$15.23	$0.10
Third Quarter	$11.75	$5.90	$0.025	$18.74	$14.99	$0.10
Fourth Quarter	$12.53	$10.33	$0.025	$15.25	$10.12	$0.10

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
Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 excluded Crisa. On June 16, 2006, the Company purchased the remaining 51 percent of the shares of Crisa. Crisa represented 13.2 percent of the Company’s consolidated net sales for the period from the acquisition date to December 31, 2006 and constituted 33.6 percent and 4.6 percent of consolidated total and net assets, respectively, as of December 31, 2006. SEC guidelines permit companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
Changes in Internal Control
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to executive officers of Libbey is incorporated herein by reference to Item 4 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?, “-What is the role of the Board’s Committees? and “-How does the Board select nominees for the Board?” in the Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference to the information set forth under the captions, “Compensation Discussion and Analysis,” “Comparison of Cumulative Total Returns,” “Total Shareholder Return” and “Indexed Returns” in the Proxy Statement.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Certain Relationships and Related Transactions — What related party transactions involved directors?,” and “How does the Board determine which directors are considered independent?” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters-Who are Libbey’s auditors? and what fees has Libbey paid to its auditors for fiscal year 2006 and 2005?” in the Proxy Statement.

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
b) The accompanying Exhibit Index is hereby incorporated herein by this reference. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBBEY INC.
by:	/s/ Scott M. Sellick
Scott M. Sellick
Vice President and Chief Financial Officer

Date: March 16, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

William A. Foley	Director

Peter C. McC. Howell	Director

Carol B. Moerdyk	Director

Gary L. Moreau	Director

Terence P. Stewart	Director

Carlos V. Duno	Director

Deborah G. Miller	Director

Richard I. Reynolds	Director, Executive Vice President,
Chief Operating Officer

John F. Meier	Chairman of the Board of Directors,
Chief Executive Officer

By:	/s/ Scott M. Sellick
Scott M. Sellick
Attorney-In-Fact
Date:	March 16, 2007

/s/ Scott M. Sellick
Scott M. Sellick
Vice President and Chief Financial Officer (Principal Accounting Officer)
Date: March 16, 2007

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2006, 2005, and 2004 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

LIBBEY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

		Allowance for slow	Valuation allowance
	Allowance for	moving and obsolete	for deferred tax
	doubtful accounts	inventory	asset

Balance at December 31, 2003	$7,160	$1,073	$195
Charged to expense or other accounts	2,158	3,357	760
Deductions	(1,657)	(1,591)

Balance at December 31, 2004	7,661	2,839	955
Charged to expense or other accounts	5,886	8,377	2,078
Deductions	(151)	(3,266)

Balance at December 31, 2005	13,396	7,950	3,033
Charged to expense or other accounts	3,602	6,215	3,542
Deductions	(5,491)	(8,026)

Balance at December 31, 2006	$11,507	$6,139	$6,575

S-1

EXHIBIT INDEX
S-K ITEM
601 No.	Document

2.0	—	Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to Libbey Inc.’s Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).

2.1	—	Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit 2.2 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

2.2	—	Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

3.1	—	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	—	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.3	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

3.4	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

4.1	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3).

4.2	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4).

4.3	—	Indenture, dated as of June 16, 2006, by and among Libbey Glass Inc., Libbey Inc., and all of the Libbey Glass Inc.’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $306.0 million aggregate principal amount of Floating Rate Senior Secured Notes due 2011 (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).

4.4	—	Form of Floating Rate Senior Secured Note due 2011 (filed as Exhibit 4.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

4.5	—	Registration Rights Agreement, dated June 16, 2006, by and among Libbey Glass Inc., as issuer, Libbey Inc., as Parent Guarantor, and the Guarantors named in Schedule 1 thereto and J.P. Morgan Securities

EXHIBIT INDEX
S-K ITEM
601 No.	Document

Inc., Bear, Stearns & Co. Inc., and BNY Capital Markets, Inc., as initial purchasers (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).

4.6	—	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on June 12, 2006 and incorporated herein by reference).

4.7	—	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	—	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011 (filed as Exhibit 4.6 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	—	Warrant, issued June 16, 2006 (filed as Exhibit 4.7 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.10	—	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.11	—	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JP Morgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto (filed as Exhibit 4.9 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).

10.1	—	Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	—	Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.3	—	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.4	—	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey

EXHIBIT INDEX
S-K ITEM
601 No.	Document

Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.5	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.6	—	Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as Exhibit 10.9 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.8	—	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.9	—	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.10	—	Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit 10.19 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.11	—	The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.12	—	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.13	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob A. Bules (filed as Exhibit 10.38 to Libbey Inc.’s

EXHIBIT INDEX
S-K ITEM
601 No.	Document

Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.14	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry E. Hartman (filed as Exhibit 10.40 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.15	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William M. Herb (filed as Exhibit 10.41 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.16	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.42 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.17	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete D. Kasper (filed as Exhibit 10.43 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.18	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier (filed as Exhibit 10.44 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.19	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.45 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.20	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.48 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.21	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.51 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.22	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.23	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.51 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.24	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes

EXHIBIT INDEX
S-K ITEM
601 No.	Document

(filed as Exhibit 10.52 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.25	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.53 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.26	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.55 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.27	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William Herb (filed as Exhibit 10.59 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.28	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete Kasper (filed as Exhibit 10.63 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.29	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob Bules (filed as Exhibit 10.65 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.30	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman (filed as Exhibit 10.66 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.31	—	Change of Control Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.68 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.32	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.33	—	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.34	—	Change in Control Agreement dated as of May 1, 2003, between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.66 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2003, and incorporated herein by reference).

EXHIBIT INDEX
S-K ITEM
601 No.	Document

10.35	—	Change of Control Agreement dated as of December 15, 2003, between Susan A. Kovach (filed as Exhibit 10.69 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31,2003, and incorporated herein by reference).

10.36	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.37	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.38	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Susan Allene Kovach (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.39	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and John F. Meier (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.40	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.41	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.6 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2005, and incorporated herein by reference).

10.42	—	Employment Agreement dated as of March 22, 2005 between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.7 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.43	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.8 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.44	—	First Amendment to Parent Guaranty Agreement Dated December 21, 2004 (filed as Exhibit 10.74 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.45	—	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

EXHIBIT INDEX
S-K ITEM
601 No.	Document

10.46	—	Libbey Inc. 2006 Deferred Compensation Plan for Outside Directors (filed as Exhibit 99.1 to the Libbey Inc.’s Current Report on Form 8-K filed December 12, 2005, and as exhibit 10.74 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.47	—	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.48	—	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.49	—	Limited Waiver and Second Amendment to Purchase Agreement, dated June 16, 2006, among Vitro, S.A. de C.V., Crisa Corporation, Crisa Libbey S.A. de C.V., Vitrocrisa Holdings, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial S. de R.L. de C.V., Crisa Industrial, L.L.C., Libbey Mexico, S. de R.L. de C.V., Libbey Europe B.V., and LGA3 Corp. (filed as exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.50	—	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.51	—	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.52	—	Transition Services Agreement, dated June 16, 2006, among Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial, S. de R.L. de C.V., Crisa Industrial, L.L.C. and Vitro S.A. de C.V. (filed as exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.53	—	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.54	—	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

EXHIBIT INDEX
S-K ITEM
601 No.	Document

10.55	—	Form of Registered Global Floating Rate Senior Secured Note, Series B, due 2011 (filed herein)

12.1	—	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

13.1	—	Selected Financial Information included in Registrant’s 2006 Annual Report to Shareholders (filed herein).

21	—	Subsidiaries of the Registrant (filed herein).

23.1	—	Consent of Ernst & Young LLP.

24	—	Power of Attorney (filed herein).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).