Form 10-Q
period 2007-03-31
LIBBEY INC
filed 2007-05-10
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
          Common Stock, $.01 par value — 14,396,319 shares at April 30, 2007.

Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
2. Significant Accounting Policies
3. Balance Sheet Details
4. Acquisitions
5. Investments in Unconsolidated Affiliates
6. Borrowings
7. Special Charges
8. Income Taxes
9. Pension and Nonpension Postretirement Benefits
10. Net Income per Share of Common Stock
11. Employee Stock Benefit Plans
12. Derivatives
13. Comprehensive (Loss) Income
14. Condensed Consolidated Guarantor Financial Statements
15. Segments
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
Certification
Certification
Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$179,496	$134,866
Freight billed to customers	475	457

Total revenues	179,971	135,323
Cost of sales	147,556	113,177

Gross profit	32,415	22,146
Selling, general and administrative expenses	22,034	19,086

Income from operations	10,381	3,060
Equity earnings — pretax	—	1,065
Other income	1,845	396

Earnings before interest, income taxes and minority interest	12,226	4,521
Interest expense	15,564	3,609

(Loss) income before income taxes and minority interest	(3,338)	912
(Benefit) provision for income taxes	(1,584)	301

(Loss) income before minority interest	(1,754)	611
Minority interest	—	(96)

Net (loss) income	$(1,754)	$515

Net (loss) income per share:
Basic	$(0.12)	$0.04

Diluted	$(0.12)	$0.04

Dividends per share	$.025	$.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$28,397	$41,766
Accounts receivable — net	97,085	99,203
Inventories — net	168,971	159,123
Deferred taxes	5,241	4,120
Prepaid and other current assets	11,137	16,632

Total current assets	310,831	320,844
Other assets:
Repair parts inventories	10,836	9,279
Software — net	4,592	4,704
Deferred taxes	13,030	6,974
Other assets	15,033	17,717
Purchased intangible assets — net	31,162	31,492
Goodwill — net	174,223	174,880

Total other assets	248,876	245,046
Property, plant and equipment — net	313,884	312,241

Total assets	$873,591	$878,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,591	$226
Accounts payable	65,817	67,493
Salaries and wages	19,423	28,679
Accrued liabilities	60,375	47,622
Pension liability (current portion)	1,389	1,389
Nonpension postretirement benefits (current portion)	3,252	3,252
Derivative liability	2,340	4,132
Payable to Vitro	19,715	—
Long-term debt due within one year	794	794

Total current liabilities	174,696	153,587
Long-term debt—net	485,974	490,212
Pension liability	79,998	77,174
Nonpension postretirement benefits	38,295	38,495
Payable to Vitro	—	19,673
Other long-term liabilities	8,129	11,140

Total liabilities	787,092	790,281
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,689,710 shares issued	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares as of March 31, 2007 and at December 31, 2006)	291,154	303,381
Treasury stock, at cost, 4,300,137 shares (4,358,175 shares in 2006)	(116,333)	(129,427)
Retained deficit	(42,395)	(40,282)
Accumulated other comprehensive loss	(46,114)	(46,009)

Total shareholders’ equity	86,499	87,850

Total liabilities and shareholders’ equity	$873,591	$878,131

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Net (loss) income	$(1,754)	$515
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,216	8,335
Equity earnings — net of tax	—	(832)
Gain on asset sales	(1,569)	—
Change in accounts receivable	2,404	7,238
Change in inventories	(7,903)	1,788
Change in accounts payable	(4,269)	(7,335)
Pension & nonpension postretirement benefits	2,587	1,639
Other operating activities	1,251	(6,550)

Net cash (used in) provided by operating activities	(37)	4,798
Investing activities:
Additions to property, plant and equipment	(9,793)	(21,439)
Proceeds from asset sales and other	2,069	—

Net cash used in investing activities	(7,724)	(21,439)
Financing activities:
Net revolving credit facility activity	—	13,363
Net ABL credit facility activity	(25,408)	—
Other net borrowings	20,093	6,889
Dividends	(359)	(351)

Net cash (used in) provided by financing activities	(5,674)	19,901
Effect of exchange rate fluctuations on cash	66	—

(Decrease) increase in cash	(13,369)	3,260
Cash and equivalents at beginning of period	41,766	3,242

Cash and equivalents at end of period	$28,397	$6,502

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$885	$1,981

Cash paid (net of refunds received) during the quarter for income taxes	$1,534	$6,269

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
Our website can be found at www.libbey.com. We make available, free of charge, at this website all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Current Reports on Form 8-K, as well as amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2006 for a description of significant accounting policies not listed below.
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
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Translation adjustments are recorded in other income (expense), where the U.S. dollar is the functional currency.

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
Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incurs taxable income or losses. In the United States, we have recorded a net deferred tax asset. Losses before income taxes have been incurred in recent years and, though the risk of not realizing the net deferred tax asset exists, we believe it is more likely than not that the net deferred tax asset will be realized through loss carry backs and the effects of tax planning.
New Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. On January 1, 2007, we adopted FIN 48. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Note 8 for the impact of applying the provisions of FIN 48.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement on our consolidated results of operations and financial condition.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	March 31, 2007	December 31, 2006
Accounts receivable:
Trade receivables	$91,118	$94,490
Other receivables	5,967	4,713

Total accounts receivable, less allowances of $12,115 and $11,507	$97,085	$99,203

Inventories:
Finished goods	$158,627	$147,423
Work in process	4,385	3,881
Raw materials	4,954	4,922
Operating supplies	1,005	2,897

Total inventories	$168,971	$159,123

Prepaid and other current assets:
Prepaid expenses	$8,806	$8,115
Prepaid income taxes	2,331	8,517

Total prepaid and other current assets	$11,137	$16,632

Other assets:
Deposits	$941	$1,069
Finance fees — net of amortization	13,544	14,275
Other	548	2,373

Total other assets	$15,033	$17,717

Accrued liabilities:
Accrued incentives	$16,566	$15,341
Workers compensation	9,600	10,008
Medical liabilities	2,146	2,539
Interest	18,839	5,519
Commissions payable	1,512	1,539
Accrued liabilities	11,712	12,676

Total accrued liabilities	$60,375	$47,622

Other long-term liabilities:
Deferred liability	$1,165	$754
Other	6,964	10,386

Total other long-term liabilities	$8,129	$11,140

4. Acquisitions
On June 16, 2006, we purchased from Vitro, S.A. de C.V. the remaining 51 percent of the shares of Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), located in Monterrey, Mexico, that we did not previously own. The purchase price was $80.0 million in addition to $4.9 million of acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness, $23.0 million of which we guaranteed prior to our purchase of the remaining 51 percent of the shares of Crisa. In connection with the acquisition, Crisa transferred to Vitro the pension liability for Crisa employees who had retired as of the closing date. Vitro also agreed to forgive $0.4 million of net intercompany payables owed to it and to defer receipt of approximately $9.4 million of net intercompany payables until August 15, 2006, and approximately $19.7 million of net intercompany payables until January 15, 2008. In addition, Vitro waived its right to receive profit sharing payments of approximately $1.3 million from Libbey under the now-terminated distribution agreement. Crisa transferred to Vitro real estate (land and buildings) on which one of Crisa’s two manufacturing facilities is located, but Crisa retained the right to occupy the facility transferred to Vitro for up to three years. Concurrently, Vitro transferred to Crisa ownership of the land on which a leased, state-of-the-art distribution center is located, along with racks and conveyors that Crisa leased from an affiliate of Vitro. Also, Vitro agreed not to compete with Crisa anywhere in the world (with limited exceptions) for five years.

Crisa is one of the largest glass tableware manufacturers in Latin America and has a significant percentage of the glass tableware market in Mexico. This acquisition is consistent with our strategy to expand our manufacturing platform into low-cost countries in order to become a more cost-competitive source of high-quality glass tableware.
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

Current assets and other assets	$40,639
Property, plant and equipment	36,660
Intangible assets	21,675
Goodwill	54,794

Total assets acquired	153,768

Less liabilities assumed:
Current liabilities	40,358
Long-term liabilities	28,547

Total liabilities assumed	68,905

Cash purchase price, including acquisition costs	84,863
Less: Cash acquired	6,429

Cash purchase price, net of cash acquired	$78,434

The purchase price allocation for the Crisa acquisition has been updated in the first quarter 2007 to reflect changes in initial restructuring cost estimates.
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

Inferred Enterprise purchase price ($80.0 million divided by 51%)	$156,863
Less: assets received/liabilities forgiven	(4,457)
Add: acquisition costs	4,863
Add: adjustment to reflect 49% of inferred purchase price to actual	2,342

Aggregate enterprise purchase price	159,611
Add: fair value liabilities assumed	153,946
Less: fair value assets acquired	(189,416)

Total enterprise goodwill	$124,141

Intangible assets acquired of approximately $21.7 million consist of trademarks and trade names, patented technologies, customer lists and non-compete covenants. The patented technologies, customer lists and non-compete covenants are being amortized over an average life of 7.7 years. Amortization of these intangible assets was $0.3 million for the three months ended March 31, 2007. Trademarks and trade names are valued at approximately $8.9 million and are not subject to amortization.
Crisa’s results of operations are included in our Condensed Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.

The pro forma unaudited results of operations for the three months ended March 31, 2006, assuming we consummated the acquisition of Crisa as of January 1, 2006, are as follows:

Net sales	$175,645
Earnings before interest and taxes	$10,862
Net income	$3,177
Net income per share:
Basic	$0.23
Diluted	$0.23

Depreciation and amortization	$11,336

5. Investments in Unconsolidated Affiliates
Prior to June 16, 2006, we were a 49 percent equity owner in Crisa. On June 16, 2006, we purchased the remaining 51 percent of Crisa. See Note 4 for additional information. We recorded our 49 percent interest in Crisa using the equity method for the periods prior to June 16, 2006.
Condensed unaudited statements of operations for the three months ended March 31, 2006 is as follows:

Total revenues	$47,566
Cost of sales	38,180

Gross profit	9,386
Selling, general and administrative expenses	5,721

Income from operations	3,665
Remeasurement gain	878

Earnings before interest and taxes	4,543
Interest expense	2,367

Earnings before income taxes	2,176
Income taxes	479

Net income	$1,697

6. Borrowings
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
On June 16, 2006, Libbey Glass Inc. issued, pursuant to private offerings, $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes), both due 2011. Concurrently, Libbey Glass Inc. entered into a new $150.0 million Asset Based Loan facility (ABL Facility), expiring in 2010.
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

Borrowings consist of the following:

			March 31,	December 31,
	Interest Rate	Maturity Date	2007	2006

Borrowings under ABL facility	floating	December 16, 2010	$20,802	$46,210
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes	16.00%	December 1, 2011	109,480	109,480
Promissory note	6.00%	April 2007 to September 2016	1,947	1,985
Notes payable	floating	April 2007	1,591	226
RMB loan contract	floating	July 2012 to January 2014	32,375	32,050
RMB working capital loan	floating	March 2010	6,475	—
Obligations under capital leases	floating	April 2007 to May 2009	1,396	1,548
BES Euro line	floating	January 2010 to January 2014	14,451	—
Other debt	floating	September 2009	1,613	1,954

Total borrowings			496,130	499,453
Less — unamortized discounts and warrants			7,771	8,221

Total borrowings — net			488,359	491,232
Less — current portion of borrowings			2,385	1,020

Total long-term portion of borrowings — net			$485,974	$490,212

(1)	See Interest Rate Protection Agreements below
ABL Facility
The ABL Facility is with a group of banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and 1.75 percent, respectively, at March 31, 2007. There were no Libbey Glass borrowings under the facility at March 31, 2007, while Libbey Europe had outstanding borrowings of $20.8 million at March 31, 2007, at an interest rate of 5.79 percent.
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
We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at March 31, 2007. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
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
The available total borrowing base is offset by real estate and ERISA reserves totaling $8.0 million and mark-to-market reserves for natural gas and interest rate swaps of $3.9 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At March 31, 2007, we had $8.4 million in letters of credit outstanding under the Facility. Remaining unused availability on the ABL Facility was $71.7 million at March 31, 2007.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds of these notes, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 12.35 percent at March 31, 2007.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at March 31, 2007, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 2.7 years at March 31, 2007. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 12.35 percent per year at March 31, 2007. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.
The fair market value for the Rate Agreements at March 31, 2007, was a $1.7 million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 14). The Senior Notes and related guarantees have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s new ABL Facility. The Collateral does not include the assets of non-guarantor subsidiaries that secure the ABL Facility.
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) excisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes.
The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 14). The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.

Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2007, and December 31, 2006, we had $1.9 million and $2.0 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.8 million. The $1.6 million outstanding at March 31, 2007, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 3.14 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $32.4 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of March 31, 2007, the annual interest rate was 5.93 percent. As of March 31, 2007, the outstanding balance was RMB 250.0 million (approximately $32.4 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $3.9 million) and RMB 40.0 million (approximately $5.1 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $7.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Loan Working Capital Loan
In March 2007, Libbey China entered into a 50 million RMB working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 6.30 percent, and is secured by a Libbey Inc. guarantee. At March 31, 2007, the U.S. dollar equivalent on the line was $6.5 million.
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
The future minimum lease payments required under the capital leases as of March 31, 2007 are $635 for year one and $761 for years two and three.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11 million line of credit (approximately $14.7 million) with BANCO ESPÍRITO SANTO, S.A.(BES). The $14.5 million outstanding at March 31, 2007, was the U.S. dollar equivalent under the line at an interest rate of 4.94 percent. Payment of principal in the amount of €1.1 (approximately $1.5 million) is due in January 2010, payment of €1.6 (approximately $2.2 million) is due in January 2011, payment of €2.2 (approximately $2.9 million) is due in January 2012, payment of €2.8 (approximately $3.7 million) is due in January 2013 and payment of €3.3 (approximately $4.3 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $1.6 million primarily consists of government-subsidized loans for equipment purchases at Crisal.

7. Special Charges
Capacity Realignment
In August 2004, we announced that we were realigning our production capacity in order to improve our cost structure. In mid-February 2005, we ceased operations at our manufacturing facility in City of Industry, California, and realigned production among our other domestic glass manufacturing facilities. See Form 10-K for the year ended December 31, 2006, for further discussion.
The following reflects the balance sheet activity related to the capacity realignment for the three months ended March 31, 2007:

	Balance at	Cash	Balance at
	December 31, 2006	payments	March 31, 2007

Employee termination costs & other	$105	$—	$105

Total	$105	$—	$105

Balance sheet classification is as follows: $0.1 million is included in the line item accrued liabilities on the Condensed Consolidated Balance Sheets.
Salaried Workforce Reduction Program
In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs. See form 10-K for the year ended December 31, 2006 for further discussion.
The following reflects the balance sheet activity related to the salaried workforce reduction program for the three months ended March 31, 2007:

	Balance at	Cash	Balance at
	December 31, 2006	payments	March 31, 2007

Employee termination costs	$219	$(117)	$102

Total	$219	$(117)	$102

The employee termination costs of $0.1 million are included in the accrued liabilities on the Condensed Consolidated Balance Sheets.
Crisa Restructuring
In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs. As part of the consolidation plan, a $3.2 million severance reserve was established related to statutory severance obligations for approximately 650 employees. See form 10-K for the year ended December 31, 2006 for further discussion.
The following reflects the balance sheet activity related to the Crisa restructuring for the three months ended March 31, 2007:

	Balance at	Cash	Non-cash	Balance at
	December 31, 2006	payments	utilization	March 31, 2007

Employee termination costs & other	$1,163	$(614)	$(68)	$481

Total	$1,163	$(614)	$(68)	$481

The employee termination costs and other of $0.5 million are included in the accrued liabilities on the Condensed Consolidated Balance Sheets.

8. Income Taxes
In July 2006, the FASB issued FIN 48. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $6.7 million decrease in our net tax asset for unrecognized tax benefits, offset by an increase in our net deferred tax asset of $6.7 million, with no cumulative effect on retained earnings. The amount of unrecognized tax benefits at January 1, 2007 is $11.1 million, of which $4.4 million would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.
It is expected that the amount of the unrecognized tax benefits will change within the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or our financial position.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had $3.0 million of accrued interest and penalties. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.
We are not currently under audit by the Internal Revenue Service for any years. The statutes of limitation for our income tax returns after 2002 remain open for examination by the IRS. We have not been contacted by the IRS for examination for any of these years.
Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various foreign and state income tax returns in the process of examination, administrative appeals or litigation.
Years still open to examination by foreign tax authorities in major jurisdictions include Netherlands (2001 onward), Portugal (2002 onward), Mexico (2001 onward), and Canada (2001 onward).
9. Pension and Nonpension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover the hourly and salaried U.S.-based employees of Libbey, hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam, Leerdam Crystal and Crisa.
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2007	2006	2007	2006	2007	2006

Service cost	$1,525	$1,633	$479	$168	$2,004	$1,801
Interest cost	3,695	3,519	956	370	4,651	3,889
Expected return on plan assets	(4,030)	(3,881)	(687)	(565)	(4,717)	(4,446)
Amortization of unrecognized:
Prior service cost	522	521	(12)	(86)	510	435
(Gain)/loss	555	809	74	10	629	819

Pension expense (credit)	$2,267	$2,601	$810	$(103)	$3,077	$2,498

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

The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2007	2006	2007	2006	2007	2006

Service cost	$208	$208	$—	$—	$208	$208
Interest cost	564	494	23	34	587	528
Amortization of unrecognized:
Prior service cost	(220)	(220)	—	—	(220)	(220)
(Gain)/loss	18	(8)	(13)	—	5	(8)

Nonpension postretirement benefit expense	$570	$474	$10	$34	$580	$508

We expect to utilize $20.5 million to fund our pension plans and nonpension postretirement benefits in 2007, of which $1.1 million was incurred in the first quarter.
10. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2007	2006

Numerator for earnings per share — net (loss) income that is available to common shareholders	$(1,754)	$515

Denominator for basic earnings per share — weighted-average shares outstanding	14,361,608	14,037,469

Effect of dilutive securities (1)	—	20,747

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,361,608	14,016,722

Basic (loss) earnings per share	$(0.12)	$0.04

Diluted (loss) earnings per share	$(0.12)	$0.04

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP), 69,605 shares for the three months March 31, 2007, were anti-dilutive and thus not included in the earnings per share calculation. These amounts are anti-dilutive due to the net loss.
Diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
11. Employee Stock Benefit Plans
We have three equity participation plans and we also have an Employee Stock Purchase Plan (ESPP) under which eligible employees may purchase a limited number of shares of Libbey Inc. common stock at a discount.
The Company accounts for stock-based awards under Financial Accounting Standards Board (FASB) SFAS No. 123R. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods.
On December 6, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested nonqualified stock options granted through 2004 under the Company’s 1999 Equity Participation Plan and Amended and Restated 1999 Equity Participation Plan. As a result, options to purchase 258,731 shares of the Company’s common stock became exercisable on December 6, 2005. Of that amount, options that were granted through 2004 to the Company’s named executive officers became immediately exercisable. In the case of each of the stock options in question, the exercise price greatly exceeded the fair market value of the Company’s common stock on December 6, 2005. The decision to accelerate vesting of these options was made primarily to avoid recognition of compensation expense related to these underwater stock options in financial statements relating to future fiscal periods. By accelerating these underwater stock options, the Company estimates it reduced the stock option expense it otherwise would have been required to record by approximately $0.1 million in 2007 and $0.04 million in 2008 on a pre-tax basis.

Equity Participation Plan Program Description
We have three equity participation plans: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and (3) the Libbey Inc. 2006 Omnibus Incentive Plan. Although options previously granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. remain outstanding, no further grants of equity-based compensation may be made under those plans. However, up to a total of 1,500,000 shares of Libbey Inc. common stock are available for issuance as equity-based compensation under the Libbey Inc. 2006 Omnibus Incentive Plan. Under the Libbey Inc. 2006 Omnibus Incentive Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During the first quarter 2007, there were grants of 207,330 stock options, 61,871 performance shares and 157,928 of restricted stock units. The restricted stock units were granted to employees and have a vesting period of three to four years. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options outstanding as of March 31, 2007, is generally four (4) years. Stock options are amortized over the vesting period. The impact of applying the provisions of SFAS No. 123R is a pre-tax compensation expense of $.7 million and $.14 million for the three months ended March 31, 2007, and the three months ended March 31, 2006, respectively.
Employee Stock Purchase Plan (ESPP)
We have an ESPP under which 750,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. In the first quarter 2007 no shares were issued under the ESPP, as ESPP grants normally occur annually on May 31st. At December 31, 2006, 474,782 shares were available for issuance under the ESPP. At March 31, 2007, the same number of shares was available for issuance under the ESPP. Repurchased common stock is being used to fund the ESPP.
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
General Stock Option Information
The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were 207,330 stock option grants made during the first quarter 2007. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during the first quarter 2007 is $6.21.

The fair value of each option is estimated on the date of grant with the following weighted-average assumptions:

Three months ended March 31,	2007	2006

Stock option grants:
Risk-free interest	4.63%	4.57%
Expected term	6.2 years	6.1 years
Expected volatility	47.3%	38.6%
Dividend yield	0.78%	3.19%
Employee Stock Purchase Plan:
Risk-free interest	4.99%	3.23%
Expected term	12 months	12 months
Expected volatility	58.3%	36.0%
Dividend yield	2.20%	2.10%
•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•	The expected term represents the period of time the options are expected to be outstanding. Additionally, we use historical data to estimate option exercises and employee forfeitures. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed based on historic stock prices commensurate with the expected term of the option. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.
Information with respect to our stock option activity for the first quarter 2007 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		exercise price	life	Intrinsic
Options	Shares	per share	(in years)	Value

Outstanding balance at January 1, 2007	1,411,626	$27.43	4.85	$100.3
Granted	207,330	12.80
Exercised	—	—
Canceled	(12,900)	28.79

Outstanding balance at March 31, 2007	1,606,056	$25.54	5.29	$610.5

Exercisable at March 31, 2007	1,303,190	$28.57		$128.6

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows. There were no stock options exercised during the first quarter 2007 or 2006.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on Libbey Inc. closing stock price of $14.02 as of March 31, 2007 and $12.34 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2007, 1,303,190 outstanding options were exercisable, and the weighted average exercise price was $28.57. December 31, 2006, 1,315,790 outstanding options were exercisable, and the weighted average exercise price was $28.58.
As of March 31, 2007, $1.2 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next four years on a weighted-average basis. The total fair value of shares vested during the three months ended March 31, 2007 is $0. Shares issued for exercised options are issued from treasury stock. There were no stock options exercised in the first quarter 2007.
The following table summarizes our nonvested stock option activity for the three months ended March 31, 2007:

		Weighted-
		Average fair
	Shares	value (per share)

Nonvested at December 31, 2006	95,836	$3.82
Granted	207,330	6.21
Vested	—
Canceled	(300)	3.82

Nonvested at March 31, 2007	302,866	$5.45

Performance Share Information
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
A summary of the activity for performance shares under the Libbey Inc. 2006 Omnibus Incentive Plan as of March 31, 2007 and changes during the quarter then ended is presented below:

Shares

Outstanding balance at December 31, 2006	71,139
Granted	61,871
Awarded	(29,184)
Cancelled	—

Outstanding balance at March 31, 2007	103,826

The weighted-average grant-date fair value of the performance shares granted during the first quarter of 2007 is $11.96. As of March 31, 2007, the weighted-average grant-date fair value of the performance shares outstanding is $11.75. As of March 31, 2007, there is $1.0 million of total unrecognized compensation cost related to nonvested performance shares granted. The weighted-average cost is expected to be recognized over a period of 3 years. Shares issued in settlement of performance share awards are issued from treasury stock.
12. Derivatives
As of March 31, 2007, we had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, and commodity contracts for 1,727,000 million British Thermal Units (BTUs) of natural gas, with a fair value of $(2.3) million, accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). At December 31, 2006, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt and commodity contracts for 3,450,000 million BTUs of natural gas with a fair value of $(4.1) million. The fair value of these derivatives is included in derivative liability on the Condensed Consolidated Balance Sheets.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions.
All of our derivatives qualify and are designated as cash flow hedges at March 31, 2007. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. In the first quarter of 2007, we recognized a gain of $0.7 million, in other income on the Condensed Consolidated Statement of Operations. In the first quarter of 2006, the ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge was not material.
13. Comprehensive (Loss) Income
Components of comprehensive loss (net of tax) are as follows:

Three months ended March 31,	2007	2006

Net (loss) income	$(1,754)	$515
Change in pension liability	205	—
Change in fair value of derivative instruments (see detail below)	759	(3,756)
Effect of exchange rate fluctuation	(1,069)	110

Comprehensive loss	$(1,859)	$(3,131)

Accumulated other comprehensive loss (net of tax) includes:

	March 31, 2007	December 31, 2006

Change in pension liability	$(41,639)	$(41,844)
Derivatives	(2,327)	(3,086)
Exchange rate fluctuation	(2,148)	(1,079)

Total	$(46,114)	$(46,009)

The change in other comprehensive income (loss) for derivative instruments for the Company is as follows:

Three months ended March 31,	2007	2006

Change in fair value of derivative instruments	$1,113	$(5,957)
Less:
Income tax effect	(354)	2,201

Other comprehensive income (loss) related to derivatives	$759	$(3,756)

14. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, wholly owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, wholly owned domestic subsidiaries of Libbey Inc, as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2007.
At March 31, 2007 and December 31, 2006, Libbey Inc.’s indirect, wholly owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc. and LGAC LLC (together with Crisa Industrial LLC, which became an indirect, wholly owned subsidiary of Libbey Inc. on June 16, 2006, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Three months ended March 31, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$90,708	$27,434	$71,505	$(10,151)	$179,496
Freight billed to customers	—	148	301	26	—	475

Total revenues	—	90,856	27,735	71,531	(10,151)	179,971
Cost of sales	—	74,267	22,398	61,042	(10,151)	147,556

Gross profit	—	16,589	5,337	10,489	—	32,415
Selling, general and administrative expenses	—	11,958	2,250	7,826	—	22,034

Income from operations	—	4,631	3,087	2,663	—	10,381
Other income (expense)	—	865	1,128	(148)	—	1,845

Earnings (loss) before interest, income taxes and minority interest	—	5,496	4,215	2,515	—	12,226
Interest expense	—	14,668	—	896	—	15,564

Earnings (loss) before income taxes and minority interest	—	(9,172)	4,215	1,619	—	(3,338)
Provision (benefit) for income taxes	—	(4,352)	2,000	768	—	(1,584)

Net income (loss) before minority interest	—	(4,820)	2,215	851	—	(1,754)
Minority interest and equity in net income (loss) of subsidiaries	(1,754)	3,066	—	—	(1,312)	—

Net income (loss)	$(1,754)	$(1,754)	$2,215	$851	$(1,312)	$(1,754)

Three months ended March 31, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$84,635	$26,824	$23,596	$(189)	$134,866
Freight billed to customers	—	149	300	8	—	457

Total revenues	—	84,784	27,124	23,604	(189)	135,323
Cost of sales	—	70,773	24,523	18,070	(189)	113,177

Gross profit	—	14,011	2,601	5,534	—	22,146
Selling, general and administrative expenses	—	14,713	1,439	2,934	—	19,086

Income (loss) from operations	—	(702)	1,162	2,600	—	3,060
Equity earnings — pretax	—	—	284	781	—	1,065
Other income (expense)	—	578	(127)	(55)	—	396

Earnings (loss) before interest, income taxes and minority interest	—	(124)	1,319	3,326	—	4,521
Interest expense	—	2,359	1	1,249	—	3,609

Earnings (loss) before income taxes and minority interest	—	(2,483)	1,318	2,077	—	912
Provision (benefit) for income taxes	—	(820)	435	686	—	301

Net income (loss) before minority interest	—	(1,663)	883	1,391	—	611
Minority interest and equity in net income (loss) of subsidiaries	515	2,178	—	(96)	(2,693)	(96)

Net income (loss)	$515	$515	$883	$1,295	$(2,693)	$515

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

March 31, 2007 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$12,695	$559	$15,143	$—	$28,397
Accounts receivable — net	—	41,445	10,248	45,392	—	97,085
Inventories — net	—	64,889	30,984	73,098	—	168,971
Other current assets	—	9,348	181	6,849	—	16,378

Total current assets	—	128,377	41,972	140,482	—	310,831
Other non-current assets	—	39,426	(1,834)	5,899	—	43,491
Investments in and advances to subsidiaries	86,499	342,301	272,303	132,704	(833,807)	—
Goodwill and purchased intangible assets — net	—	26,833	16,126	162,426	—	205,385

Total other assets	86,499	408,560	286,595	301,029	(833,807)	248,876
Property, plant and equipment — net	—	98,989	20,124	194,771	—	313,884

Total assets	$86,499	$635,926	$348,691	$636,282	$(833,807)	$873,591

Accounts payable	$—	$19,036	$2,224	$44,557	$—	$65,817
Accrued and other current liabilities	—	60,311	9,218	36,965	—	106,494
Notes payable and long-term debt due within one year	—	115	—	2,270	—	2,385

Total current liabilities	—	79,462	11,442	83,792	—	174,696
Long-term debt-net	—	409,541	—	76,433	—	485,974
Other long-term liabilities and minority interest	—	88,484	8,100	29,838	—	126,422

Total liabilities	—	577,487	19,542	190,063	—	787,092
Total shareholders’ equity	86,499	58,439	329,149	446,219	(833,807)	86,499

Total liabilities and shareholders’ equity	$86,499	$635,926	$348,691	$636,282	$(833,807)	$873,591

December 31, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$22,849	$509	$18,408	$—	$41,766
Accounts receivable — net	—	47,772	10,063	41,368	—	99,203
Inventories — net	—	55,620	32,521	70,982	—	159,123
Other current assets	—	14,221	347	6,184	—	20,752

Total current assets	—	140,462	43,440	136,942	—	320,844
Other non-current assets	—	30,247	1,296	7,131	—	38,674
Investments in and advances to subsidiaries	87,850	326,705	284,384	153,011	(851,950)	—
Goodwill and purchased intangible assets — net	—	26,834	16,140	163,398	—	206,372

Total other assets	87,850	383,786	301,820	323,540	(851,950)	245,046
Property, plant and equipment — net	—	100,804	21,039	190,398	—	312,241

Total assets	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Accounts payable	$—	$21,513	$4,577	$41,403	$—	$67,493
Accrued and other current liabilities	—	53,263	8,561	23,250	—	85,074
Notes payable and long-term debt due within one year	—	155	—	865	—	1,020

Total current liabilities	—	74,931	13,138	65,518	—	153,587
Long-term debt-net	—	409,089	—	81,123	—	490,212
Other long-term liabilities and minority interest	—	86,354	7,924	52,204	—	146,482

Total liabilities	—	570,374	21,062	198,845	—	790,281
Total shareholders’ equity	87,850	54,678	345,237	452,035	(851,950)	87,850

Total liabilities and shareholders’ equity	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

Three months ended March 31, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(1,754)	$(1,754)	$2,215	$851	$(1,312)	$(1,754)
Depreciation and amortization	—	4,270	880	4,066	—	9,216
Other operating activities	1,754	(10,255)	(4,343)	4,033	1,312	(7,499)

Net cash provided by (used in) operating activities	—	(7,739)	(1,248)	8,950	—	(37)
Additions to property, plant & equipment	—	(2,468)	(203)	(7,122)	—	(9,793)
Other investing activities	—	—	1,501	568	—	2,069

Net cash provided by (used in) investing activities	—	(2,468)	1,298	(6,554)	—	(7,724)
Net borrowings	—	412	—	(5,727)	—	(5,315)
Other financing activities	—	(359)	—	—	—	(359)

Net cash provided by (used in) financing activities	—	53	—	(5,727)	—	(5,674)
Exchange effect on cash	—	—	—	66	—	66

Increase (decrease) in cash	—	(10,154)	50	(3,265)	—	(13,369)
Cash and equivalents at beginning of period	—	22,849	509	18,408	—	41,766

Cash and equivalents at end of period	$—	$12,695	$559	$15,143	$—	$28,397

Three months ended March 31, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net Income (loss)	$515	$515	$883	$1,295	$(2,693)	$515
Depreciation and amortization	—	4,749	901	2,685	—	8,335
Other operating activities	(515)	432	(2,015)	(4,647)	2,693	(4,052)

Net cash provided by (used in) operating activities	—	5,696	(231)	(667)	—	4,798
Additions to property, plant & equipment	—	(14,469)	(75)	(6,895)	—	(21,439)
Other investing activities	—	(4,124)	2,218	1,906	—	—

Net cash provided by (used in) investing activities	—	(18,593)	2,143	(4,989)	—	(21,439)
Net borrowings	—	10,270	—	9,982	—	20,252
Other financing activities	—	1,576	(1,927)	—	—	(351)

Net cash provided by (used in) financing activities	—	11,846	(1,927)	9,982	—	19,901
Exchange effect on cash	—	—	—	—	—	—

Increase (decrease) in cash	—	(1,051)	(15)	4,326	—	3,260
Cash and equivalents at beginning of period	—	2,817	300	125	—	3,242

Cash and equivalents at end of period	$—	$1,766	$285	$4,451	$—	$6,502

15. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, holloware and serveware; and plastic items for sale primarily in the foodservice, retail and industrial markets from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
Some operating segments were aggregated to arrive at the disclosed reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to Condensed Consolidated Financial Statements. We do not have any customers who represent 10 percent or more of total net sales. We evaluate the performance of our segments based upon net sales and Earnings Before Interest and Taxes (EBIT). Intersegment sales are consummated at arm’s length and are reflected in eliminations in the table below.

	March 31,	March 31,
Three months ended	2007	2006

Net Sales
North American Glass	$124,726	$84,635
North American Other	27,435	26,824
International	29,782	23,596
Eliminations	(2,447)	(189)

Consolidated	$179,496	$134,866

EBIT
North American Glass	$10,935	$634
North American Other	3,769	462
International	(2,478)	3,425

Consolidated	$12,226	$4,521

Equity Earnings
North American Glass	$—	$—
North American Other	—	—
International	—	1,065

Consolidated	$—	$1,065

Depreciation & Amortization
North American Glass	$5,762	$4,789
North American Other	881	874
International	2,573	2,672

Consolidated	$9,216	$8,335

Capital Expenditures
North American Glass	$5,479	$10,111
North American Other	203	75
International	4,111	11,253

Consolidated	$9,793	$21,439

Reconciliation of EBIT to Net Income
Segment EBIT	$12,226	$4,521
Interest Expense	15,564	3,609
Provision (Benefit) for Income Taxes	(1,584)	301
Minority Interest	—	(96)

Net (Loss) income	$(1,754)	$515

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
Results of Operations — First Quarter 2007 Compared with First Quarter 2006
Dollars in thousands, except percentages and per-share amounts

			Variance
Three months ended March 31,	2007	2006	In dollars	In percent

Net sales	$179,496	$134,866	$44,630	33.1%
Gross profit	$32,415	$22,146	$10,269	46.4%
Gross profit margin	18.1%	16.4%
Income from operations (IFO)	$10,381	$3,060	$7,321	239.2%
IFO margin	5.8%	2.3%
Earnings before interest and income taxes after minority interest adjustment (EBIT)(1)	$12,226	$4,425	$7,801	176.3%
EBIT margin	6.8%	3.3%
Earnings before interest, taxes, depreciation and amortization after minority interest adjustment (EBITDA)(1)	$21,442	$12,707	$8,735	68.7%
EBITDA margin	11.9%	9.4%
Net (loss) income	$(1,754)	$515	$(2,269)	(440.6)%
Net (loss) income margin	(1.0)%	0.4%
Diluted net (loss) income per share	$(0.12)	$.04	$(0.16)	(400.0)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of (loss) income before income taxes to EBIT and EBITDA.
Net Sales
For the quarter ended March 31, 2007, net sales increased 33.1 percent to $179.5 million from $134.9 million in the year-ago quarter. The increase in net sales was attributable to the consolidation of sales of Crisa, the Company’s former joint venture in Mexico, a 30.0 percent increase in shipments to export customers outside of North America and a more than 18.0 percent increase in shipments to retail glassware customers. In addition, shipments of World Tableware products were up over 14.0 percent, shipments to Syracuse China customers were down approximately 7.0 percent and sales from our International segment were up 26.2 percent.
Gross Profit
For the quarter ended March 31, 2007, gross profit increased by $10.3 million, or 46.4 percent, to $32.4 million, compared to $22.1 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 18.1 percent, compared to 16.4 percent in the year-ago quarter. The increase in gross profit and gross profit margin is primarily attributable to higher sales and higher production activity. Partially offsetting these improvements were higher natural gas expense and expenses related to the start up of our new facility in China.

Income From Operations
We reported income from operations of $10.4 million during the quarter, compared to income from operations of $3.1 million in the year-ago quarter. Income from operations as a percentage of net sales increased to 5.8 percent in the first quarter 2007, compared to 2.3 percent in the year-ago quarter. Factors contributing to the $7.3 million increase in income from operations were higher gross profit discussed above offset by higher selling, general and administrative expenses due to the consolidation of Crisa.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before interest and taxes (EBIT) increased by $7.8 million in the first quarter 2007, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 6.8 percent in the first quarter 2007, compared to 3.3 percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the prior year are the same as those discussed above under Income From Operations. In addition, we recognized a $1.1 million gain on the sale of excess land in Syracuse, NY.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $8.7 million, or 68.7 percent for the first quarter 2007, compared to the year-ago quarter. As a percentage of net sales, EBITDA was 11.9 percent for the first quarter 2007, compared to 9.4 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above. Depreciation and amortization increased by $0.9 million to $9.2 million primarily due to the consolidation of Crisa.
Net Income and Diluted Net Income Per Share
We recorded a net loss of $1.8 million, or $(0.12) per diluted share, in the first quarter 2007, compared to net income of $0.5 million, or $.04 per diluted share, in the year-ago quarter. Net loss as a percentage of net sales was 1.0 percent in the first quarter 2007, compared to net income of 0.4 percent in the year-ago quarter. A $12.0 million increase in interest expense compared with the year-ago quarter is the result of the refinancing consummated on June 16, 2006, which resulted in higher debt from the purchase of Crisa and higher average interest rates. The effective tax rate increased to 47.5 percent for the quarter ended March 31, 2007, as compared to 33.0 percent in the year-ago quarter. This increase was primarily driven by a $1.6 million credit that was awarded to Crisa in the first quarter of 2007 related to new furnace technology.
Segment Results of Operations

Dollars in thousands			Variance
Three Months Ended March 31,	2007	2006	In Dollars	In Percent

Net Sales:
North American Glass	$124,726	$84,635	$40,091	47.4%
North American Other	27,435	26,824	611	2.3%
International	29,782	23,596	6,186	26.2%
Eliminations	(2,447)	(189)

Consolidated	$179,496	$134,866	$44,630	33.1%

EBIT:
North American Glass	$10,935	$634	$10,301	1,624.8%
North American Other	3,769	462	3,307	715.8%
International	(2,478)	3,425	(5,903)	(172.4)%

Consolidated	$12,226	$4,521	$7,705	170.4%

North American Glass
For the quarter ended March 31, 2007, net sales increased 47.4 percent to $124.7 million from $84.6 million in the year-ago quarter. The increase in net sales was primarily attributable to the consolidation of Crisa, a more than 18.0 percent increase in shipments to retail customers and a more than 30.0 percent increase in shipments to export customers outside of North America.
EBIT increased to $10.9 million for the first quarter 2007, compared to $0.6 for the year-ago quarter. EBIT, as a percentage of net sales, increased to 8.8 percent in the first quarter 2007, compared to 0.8 percent in the year-ago quarter. The key contributors to the improvement in EBIT compared to the year-ago quarter were the consolidation of Crisa and significantly higher operating activity in the U.S. operations.

North American Other
For the quarter ended March 31, 2007, net sales increased 2.3 percent to $27.4 million from $26.8 million in the year-ago quarter. The increase in net sales was primarily attributable to a more than 14.3 percent increase in shipments of World Tableware products. This increase was partially offset by a 7.2 percent decrease in shipments of Syracuse China products.
EBIT increased by $3.3 million for the first quarter of 2007, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 13.7 percent in the first quarter 2007 compared to 1.7 percent in the year-ago quarter. The key contributors to the increased EBIT were higher sales of World Tableware products, significantly higher production activity levels at Syracuse China and a $1.1 million gain on the sale of excess land at Syracuse China.
International
For the quarter ended March 31, 2007, net sales increased 26.2 percent to $29.8 million from $23.6 million in the year-ago quarter. The increase in net sales was primarily attributable to an increase in shipments to customers of Royal Leerdam and Crisal along with a stronger euro compared to the year-ago quarter.
EBIT decreased by $5.9 million for the first quarter of 2007, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to (8.3) percent in the first quarter 2007, compared to 14.5 percent in the year-ago quarter. The key contributors to the decrease in EBIT compared to the year-ago quarter is primarily related to start-up expenses at our new glass plant in China, lower production activity in Portugal and higher natural gas costs in Europe.
Capital Resources and Liquidity
Balance Sheet and Cash flows
Cash and Equivalents
At March 31, 2007, our cash balance decreased $28.4 million from $41.8 million on December 31, 2006. We used a large portion of the cash to repay debt under the ABL Facility.
Working Capital
The following table presents working capital components:

			Variance
Dollars in thousands, except percentages and DSO, DIO, DPO and DWC	March 31, 2007	December 31, 2006	In dollars	In percent

Accounts receivable	$97,085	$99,203	$(2,118)	(2.1)%
DSO (1)(6)	46.2	48.3
Inventories	168,971	159,123	9,848	6.2%
DIO (2)(6)	80.4	77.4
Accounts payable	65,817	67,493	(1,676)	(2.5)%
DPO (3)(6)	31.3	32.8

Working capital (4)	$200,239	$190,833	$9,406	4.9%
DWC (5)(6)	95.2	92.9
Percentage of net sales (6)	26.1%	25.0%

DSO, DIO and DWC are all calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as inventories and accounts receivable less accounts payable.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	The calculations for both 2007 and 2006 include Crisa proforma net sales.

Working capital defined as accounts receivable and inventories less accounts payable, was $200.2 million at March 31, 2007. Working capital increased $9.4 million from December 31, 2006 primarily because of normal seasonal inventory build up and the start up of our new glass plant in China. However, as a percentage of net sales, working capital decreased from 27.0 percent in the year-ago quarter to 26.1 percent in the first quarter of 2007, as of a result of our continued inventory reduction efforts.
Borrowings
The following table presents our total borrowings:

			March 31,	December 31,
	Interest Rate	Maturity Date	2007	2006

Borrowings under ABL facility	floating	December 16, 2010	$20,802	$46,210
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes	16.00%	December 1, 2011	109,480	109,480
Promissory notes	6.00%	April 2007 to September 2016	1,947	1,985
Notes payable	floating	April 2007	1,591	226
RMB loan contract	floating	July 2012 to January 2014	32,375	32,050
RMB working capital loan	floating	March 2010	6,475	—
Obligations under capital leases	floating	April 2007 to May 2009	1,396	1,548
BES euro line	floating	January 2010 to January 2014	14,451	—
Other debt	floating	September 2009	1,613	1,954

Total borrowings			496,130	499,453
Less — unamortized discounts and warrants			7,771	8,221

Total borrowings — net			488,359	491,232
Less — current portion of borrowings			2,385	1,020

Total long-term portion of borrowings — net			$485,974	$490,212

(1)	See Interest Rate Protection Agreements below
We had total borrowings of $496.1 million at March 31, 2007, compared to total borrowings of $499.5 million at December 31, 2006. The $3.3 million reduction in borrowings was the result of using cash on hand to repay borrowings under the ABL facility.
During the quarter, we entered into new credit facilities in China and Portugal to fund our working capital requirements.
Of our total indebtedness, $184.7 million is subject to fluctuating interest rates at March 31, 2007. A change in one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.
Included in Interest Expense is the amortization of discounts and warrants on the Senior Notes and PIK Notes and financing fees of $0.5 million for the three months ended March 31, 2007.
Cash Flow
The following table presents key drivers to free cash flow.

Dollars in thousands, except percentages			Variance
Three months ended March 31,	2007	2006	In dollars	In percent

Net cash (used in) provided by operating activities	$(37)	$4,798	$(4,835)	(100.8)%
Capital expenditures	9,793	21,439	(11,646)	54.3%
Proceeds from asset sales and other	2,069	—	2,069	100.0%

Free cash flow (a)	$(7,761)	$(16,641)	$8,880	53.4%

(a)	We believe that Free Cash Flow (net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance.
Our net cash used by operating activities was $0.04 million in the first quarter of 2007, compared to $4.8 million in the year-ago quarter, or a decrease of $4.8 million. The major components impacting cash flow from operations were an increase in EBITDA offset by an increase in working capital and payments relating to the prior year accrued profit sharing.

Our free cash flow was $(7.8) million during the first quarter 2007, compared to $(16.6) million in the year-ago quarter, an increase of $8.9 million. The primary contributors were a $11.6 million decrease in capital expenditures, which was driven by a reduction in spending related to our new facility in China which was being constructed in 2006, and proceeds from asset sales and other items of $2.1 million, which is primarily attributable to the sale of excess land in Syracuse, NY.
Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at March 31, 2007, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 2.7 years at March 31, 2007. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 12.35 percent per year at March 31, 2007. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties.
The fair market value for the Rate Agreements at March 31, 2007, was a $1.7 million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
We also use commodity futures contracts related to forecasted future U.S. natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40% to 60% of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2007, we had commodity future contracts for 1,727,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $(0.7) million. We have hedged forecasted transactions through March 2008. At December 31, 2006, we had commodity futures contracts for 3,450,000 million BTU’s of natural gas with a fair market value of $(5.3) million.
Capital Resources and Liquidity
Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior credit facility and various other facilities will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to fund our working capital needs, debt payments and other obligations, capital expenditures program and other funding requirements, and to comply with debt agreements, depends on our future operating performance and cash flow (see Part II, Item 1A. Risk Factors).
Reconciliation of Non-GAAP Financial Measures
We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. We believe that non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

Table 1
Reconciliation of (loss) income before income taxes and minority interest to EBIT and EBITDA
Dollars in thousands

Three months ended March 31,	2007	2006

(Loss) income before income taxes after minority interest adjustment	$(3,338)	$816
Add: Interest expense	15,564	3,609

Earnings before interest and income taxes after minority interest adjustment (EBIT)	12,226	4,425
Add: Depreciation and amortization (adjusted for minority interest)	9,216	8,282

Earnings before interest, taxes, deprecation and amortization after minority interest adjustment (EBITDA)	$21,442	$12,707

Table 2
Reconciliation of net cash provided by operating activities to free cash flow
Dollars in thousands

Three months ended March 31,	2007	2006

Net cash (used in) provided by operating activities	$(37)	$4,798
Less:
Capital expenditures	9,793	21,439
Plus:
Proceeds from asset sales and other	2,069	—

Free cash flow	$(7,761)	$(16,641)

Table 3
Reconciliation of working capital

	March 31,	December 31,
Dollars in thousands	2007	2006

Accounts receivable (net)	$97,085	$99,203
Plus:
Inventories (net)	168,971	159,123
Less:
Accounts payable	65,817	67,493

Working capital	$200,239	$190,833

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
Interest Rates
We are exposed to market risk associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $184.7 million of debt subject to fluctuating interest rates at March 31, 2007. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties.

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
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the discount rate would change our annual expense by approximately $3.9 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change annual expense by approximately $2.4 million.
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
•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to effectively integrate Crisa or future businesses we acquire.

•	We may not be able to achieve the objectives of our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	An inability to meet targeted production and profit margin goals in connection with the operation of our new production facility in China could result in significant additional costs or lost sales.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(1)
January 1 to January 31, 2007	—	—	—	1,000,000
February 1 to February 28, 2007	—	—	—	1,000,000
March 1 to March 31, 2007	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.
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

LIBBEY INC.

Date May 10, 2007	By	/s/ Scott M. Sellick

Scott M. Sellick, Vice President, Chief Financial Officer
(duly authorized principal financial officer)