Form 10-Q
period 2007-06-30
LIBBEY INC
filed 2007-08-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Common Stock, $.01 par value — 14,532,666 shares at July 31, 2007.

Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
2. Significant Accounting Policies
3. Balance Sheet Details
4. Acquisitions
5. Borrowings
6. Special Charges
7. Income Taxes
8. Pension and Nonpension Postretirement Benefits
9. Net Income per Share of Common Stock
10. Derivatives
11. Comprehensive Income (Loss)
12. Condensed Consolidated Guarantor Financial Statements
13. Segments
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
Certification
Certification
Certification
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended June 30,
	2007	2006
Net sales	$207,123	$157,998
Freight billed to customers	549	926

Total revenues	207,672	158,924
Cost of sales	163,483	130,752

Gross profit	44,189	28,172
Selling, general and administrative expenses	23,667	19,696
Special charges	—	12,587

Income (loss) from operations	20,522	(4,111)
Equity earnings — pretax	—	921
Other income (expense)	639	(907)

Earnings (loss) before interest, income taxes and minority interest	21,161	(4,097)
Interest expense	16,429	10,200

Income (loss) before income taxes and minority interest	4,732	(14,297)
Provision (benefit) for income taxes	776	(4,720)

Income (loss) before minority interest	3,956	(9,577)
Minority interest	—	8

Net income (loss)	$3,956	$(9,569)

Net income (loss) per share:
Basic	$0.27	$(0.68)

Diluted	$0.27	$(0.68)

Dividends per share	$0.025	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Six months ended June 30,
	2007	2006
Net sales	$386,619	$292,864
Freight billed to customers	1,024	1,383

Total revenues	387,643	294,247
Cost of sales	311,039	243,929

Gross profit	76,604	50,318
Selling, general and administrative expenses	45,701	38,782
Special charges	—	12,587

Income (loss) from operations	30,903	(1,051)
Equity earnings — pretax	—	1,986
Other income (expense)	2,484	(511)

Earnings before interest, income taxes and minority interest	33,387	424
Interest expense	31,993	13,809

Income (loss) before income taxes and minority interest	1,394	(13,385)
Benefit for income taxes	(808)	(4,419)

Income (loss) before minority interest	2,202	(8,966)
Minority interest	—	(88)

Net income (loss)	$2,202	$(9,054)

Net income (loss) per share:
Basic	$0.15	$(0.64)

Diluted	$0.15	$(0.64)

Dividends per share	$0.05	$0.05

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$15,576	$41,766
Accounts receivable — net	109,822	100,230
Inventories — net	175,169	159,123
Deferred taxes	4,120	4,120
Prepaid and other current assets	6,730	15,605

Total current assets	311,417	320,844
Other assets:
Repair parts inventories	13,467	9,279
Software — net	4,869	4,704
Deferred taxes	13,096	6,974
Other assets	14,002	17,717
Purchased intangible assets — net	30,842	31,492
Goodwill — net	175,782	174,880

Total other assets	252,058	245,046
Property, plant and equipment — net	317,979	312,241

Total assets	$881,454	$878,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,381	$226
Accounts payable	65,359	67,493
Salaries and wages	21,856	28,679
Accrued liabilities	52,570	47,622
Pension liability (current portion)	1,389	1,389
Nonpension postretirement benefits (current portion)	3,252	3,252
Derivative liability	2,038	4,132
Payable to Vitro	19,704	—
Long-term debt due within one year	794	794

Total current liabilities	168,343	153,587
Long-term debt	491,142	490,212
Pension liability	80,105	77,174
Nonpension postretirement benefits	37,839	38,495
Payable to Vitro	—	19,673
Other long-term liabilities	8,952	11,140

Total liabilities	786,381	790,281
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,692,630 shares issued (18,689,710 in 2006)	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares as of June 30, 2007 and as of December 31, 2006)	291,965	303,381
Treasury stock, at cost, 4,164,681 shares (4,358,175 shares in 2006)	(114,893)	(129,427)
Retained deficit	(38,799)	(40,282)
Accumulated other comprehensive loss	(43,387)	(46,009)

Total shareholders’ equity	95,073	87,850

Total liabilities and shareholders’ equity	$881,454	$878,131

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2007	2006
Net income (loss)	$3,956	$(9,569)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,710	8,206
Equity earnings — net of tax	—	(546)
Gain on asset sales	(6)	—
Change in accounts receivable	(10,064)	(2,722)
Change in inventories	(7,475)	1,134
Change in accounts payable	1,514	(7,977)
Special charges	18	19,788
Pension & nonpension postretirement benefits	(350)	4,564
Income taxes	1,032	2,802
Other operating activities	5,027	(103)

Net cash provided by operating activities	4,362	15,577
Investing activities:
Additions to property, plant and equipment	(12,833)	(12,817)
Proceeds from asset sales and other	(116)	—
Business acquisition and related costs, less cash acquired	—	(77,571)

Net cash used in investing activities	(12,949)	(90,388)
Financing activities:
Net revolving credit facility activity	—	(160,505)
Net ABL credit facility activity	(5,170)	43,038
Other net borrowings (repayments)	1,187	(72,995)
Note payments	—	(100,000)
Note proceeds	—	399,840
Debt financing fees	—	(14,356)
Dividends	(360)	(352)
Other	—	195

Net cash (used in) provided by financing activities	(4,343)	94,865
Effect of exchange rate fluctuations on cash	109	105

(Decrease) increase in cash	(12,821)	20,159
Cash at beginning of period	28,397	6,502

Cash at end of period	$15,576	$26,661

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$20,145	$7,364
Cash paid (net of refunds received) during the period for income taxes	$239	$(417)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
Net income (loss)	$2,202	$(9,054)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	19,926	16,541
Equity earnings — net of tax	—	(1,378)
Gain on asset sales	(1,575)	—
Change in accounts receivable	(7,660)	4,516
Change in inventories	(15,378)	2,922
Change in accounts payable	(2,755)	(15,312)
Special charges	(781)	18,924
Pension & nonpension postretirement benefits	2,237	6,203
Income taxes	(3,513)	(5,244)
Other operating activities	11,622	2,257

Net cash provided by operating activities	4,325	20,375
Investing activities:
Additions to property, plant and equipment	(22,626)	(34,256)
Proceeds from asset sales and other	1,953	—
Business acquisition and related costs, less cash acquired	—	(77,571)

Net cash used in investing activities	(20,673)	(111,827)
Financing activities:
Net revolving credit facility activity	—	(147,142)
Net ABL credit facility activity	(30,578)	43,038
Other net borrowings (repayments)	21,280	(66,106)
Note payments	—	(100,000)
Note proceeds	—	399,840
Debt financing fees	—	(14,356)
Dividends	(719)	(703)
Other	—	195

Net cash (used in) provided by financing activities	(10,017)	114,766
Effect of exchange rate fluctuations on cash	175	105

(Decrease) increase in cash	(26,190)	23,419
Cash at beginning of period	41,766	3,242

Cash at end of period	$15,576	$26,661

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$21,031	$9,345
Cash paid (net of refunds received) during the period for income taxes	$1,774	$5,852
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
Basis of Presentation
The Condensed Consolidated Financial Statements include Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company). Our fiscal year end is December 31st. Prior to June 16, 2006, we recorded our 49 percent interest in Crisa using the equity method. On June 16, 2006, we acquired the remaining 51 percent of Crisa; as a result, effective that date Crisa’s results are included in the Condensed Consolidated Financial Statements. Prior to October 13, 2006, we owned 95 percent of Crisal-Cristalaria Automatica S.A. (Crisal). The 5 percent equity interest of Crisal that we did not own prior to October 13, 2006 is shown as minority interest in the Condensed Consolidated Financial Statements. On October 13, 2006, we acquired the remaining 5 percent of Crisal. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.
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
Deferred tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, we have recorded a net deferred tax asset. Losses before income taxes have been incurred in recent years and, though the risk of not realizing the net deferred tax asset exists, we believe it is more likely than not that the net deferred tax asset will be realized through loss carry backs and the effects of tax planning.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123-R, “Accounting for Stock-Based Compensation,” (“SFAS No. 123-R”). Share-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 was $1.0 million and $1.6 million, respectively. The stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 was $0.1 million and $0.3 million, respectively.
New Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. On January 1, 2007, we adopted FIN 48. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Note 7 for the impact of applying the provisions of FIN 48.
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
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	June 30, 2007	December 31, 2006

Accounts receivable:
Trade receivables	$101,526	$94,490
Other receivables	8,296	5,740

Total accounts receivable, less allowances of $11,857 and $11,507	$109,822	$100,230

Inventories:
Finished goods	$164,279	$147,423
Work in process	4,384	3,881
Raw materials	5,273	4,922
Operating supplies	1,233	2,897

Total inventories	$175,169	$159,123

Prepaid and other current assets:
Prepaid expenses	$3,368	$7,088
Prepaid income taxes	3,362	8,517

Total prepaid and other current assets	$6,730	$15,605

Other assets:
Deposits	$813	$1,069
Finance fees — net of amortization	12,800	14,275
Other	389	2,373

Total other assets	$14,002	$17,717

Accrued liabilities:
Accrued incentives	$22,770	$15,341
Workers compensation	9,298	10,008
Medical liabilities	2,395	2,539
Interest	3,631	5,519
Commissions payable	1,421	1,539
Accrued liabilities	13,055	12,676

Total accrued liabilities	$52,570	$47,622

Other long-term liabilities:
Deferred liability	$1,232	$754
Other	7,720	10,386

Total other long-term liabilities	$8,952	$11,140

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

Current assets and other assets	$40,639
Property, plant and equipment	37,190
Intangible assets	21,675
Goodwill	56,115

Total assets acquired	155,619

Less liabilities assumed:
Current liabilities	42,181
Long-term liabilities	28,547

Total liabilities assumed	70,728

Cash purchase price, including acquisition costs	84,891
Less: Cash acquired	6,429

Cash purchase price, net of cash acquired	$78,462

The purchase price allocation for the Crisa acquisition has been finalized during the second quarter 2007. The primary changes relate to the initial restructuring cost estimates and estimated tax receivables. The impact of these items did not materially change the initial purchase price allocation from December 31, 2006.
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

Inferred Enterprise purchase price ($80.0 million divided by 51%)	$156,863
Less: assets received/liabilities forgiven	(4,457)
Add: acquisition costs	4,891
Add: adjustment to reflect 49% of inferred purchase price to actual	1,855

Aggregate enterprise purchase price	159,152
Add: fair value liabilities assumed	156,256
Less: fair value assets acquired	(189,946)

Total enterprise goodwill	$125,462

Intangible assets acquired of approximately $21.7 million consist of trademarks and trade names, patented technologies, customer lists and non-compete covenants. The patented technologies, customer lists and non-compete covenants are being amortized over an average life of 7.7 years. Amortization of these intangible assets was $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively. Amortization of these intangible assets was not material for the period ended June 30, 2006. Trademarks and trade names are valued at approximately $8.9 million and are not subject to amortization.
Crisa’s results of operations are included in our Condensed Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.
In connection with the acquisition, we announced plans in June 2006 to consolidate Crisa’s two principal manufacturing facilities into a single facility in order to reduce fixed costs. As a result, we recognized charges of approximately $18.9 million in 2006, representing our existing 49 percent indirect ownership interest in the fixed assets related to the facility closed and the inventory related to product lines discontinued. For the additional 51 percent ownership interest acquired, the write down of the fixed assets and inventory was included in the purchase price allocation. In addition, a $3.2 million reserve for statutory severance for approximately 650 hourly employees of Crisa was recognized as additional acquisition cost in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

The pro forma unaudited results of operations for the three month and six month periods ended June 30, 2006, assuming we consummated the acquisition of Crisa as of January 1, 2006, are as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Net sales	$191,291	$366,936
Earnings before interest and taxes	$1,263	$12,125
Net income	$(7,508)	$(4,331)
Net income per share:
Basic	$(0.53)	$(0.30)
Diluted	$(0.53)	$(0.30)
Depreciation and amortization	$10,849	$22,238
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
On June 16, 2006, Libbey Glass Inc. issued, pursuant to private offerings, $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes), both due 2011. Concurrently, Libbey Glass Inc. entered into a new $150 million Asset Based Loan facility (ABL Facility) expiring in 2010.
Proceeds from these transactions were used immediately to repay existing bank and private placement indebtedness. In addition, proceeds were used for the acquisition of the remaining 51 percent equity interest in Crisa, for $80.0 million, bringing our ownership of Crisa to 100 percent; for repayment of existing Crisa indebtedness of approximately $71.9 million; and for related fees, expenses and redemption premiums of Libbey and Crisa.
Borrowings consist of the following:

			June 30,	December 31,
	Interest Rate	Maturity Date	2007	2006

Borrowings under ABL facility	floating	December 16, 2010	$16,170	$46,210
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	118,238	109,480
Promissory note	6.00%	July 2007 to September 2016	1,909	1,985
Notes payable	floating	July 2007	1,381	226
RMB loan contract	floating	July 2012 to January 2014	32,875	32,050
RMB working capital loan	floating	March 2010	6,575	—
Obligations under capital leases	floating	July 2007 to May 2009	1,238	1,548
BES Euro line	floating	January 2010 to January 2014	14,603	—
Other debt	floating	September 2009	1,650	1,954

Total borrowings			500,639	499,453
Less — unamortized discounts and warrants			7,322	8,221

Total borrowings — net			493,317	491,232
Less — current portion of borrowings			2,175	1,020

Total long-term portion of borrowings — net			$491,142	$490,212

(1)	See Interest Rate Protection Agreements below

(2)	Additional PIK notes were issued on June 1, 2007 in exchange for payment of the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.

ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and 1.75 percent, respectively, at June 30, 2007. There were no Libbey Glass borrowings under the facility at June 30, 2007, while Libbey Europe had outstanding borrowings of $16.2 million at June 30, 2007, at an interest rate of 6.13 percent.
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
We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at June 30, 2007. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
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
The available total borrowing base is offset by real estate and ERISA reserves totaling $8.0 million and mark-to-market reserves for natural gas and interest rate swaps of $2.1 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At June 30, 2007, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $84.0 million at June 30, 2007.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 12.38 percent at June 30, 2007.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at June 30, 2007, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 2.4 years at June 30, 2007. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 12.38 percent per year at June 30, 2007. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings are rated A+ or better.
The fair market value for the Rate Agreements at June 30, 2007, was $.3 million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 12). The Senior Notes and related guarantees have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s ABL Facility. The Collateral does not include the assets of non-guarantor subsidiaries that secure the ABL Facility.
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holder does not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes.
The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 12). The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2007, and December 31, 2006, we had $1.9 million and $2.0 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.8 million. The $1.4 million outstanding at June 30, 2007, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 3.14 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $32.9 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2007, the annual interest rate was 6.10 percent. As of June 30, 2007, the outstanding balance was RMB 250.0 million

(approximately $32.9 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $3.9 million) and RMB 40.0 million (approximately $5.3 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $7.9 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Working Capital Loan
In March 2007, Libbey China entered into a 50.0 million RMB working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 6.30 percent, and is secured by a Libbey Inc. guarantee. At June 30, 2007, the U.S. dollar equivalent on the line was $6.6 million.
Obligations Under Capital Leases
We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were assumed in the Crisal acquisition. The cost of the equipment under capital leases is included in the Condensed Consolidated Balance Sheet as property, plant and equipment, and the related depreciation expense is included in the Condensed Consolidated Statements of Operations.
The future minimum lease payments required under the capital leases as of June 30, 2007, are $630 for year one and $608 for years two and three.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $14.8 million) with BANCO ESPÍRITO SANTO, S.A. (BES). The $14.6 million outstanding at June 30, 2007, was the U.S. dollar equivalent under the line at an interest rate of 5.22 percent. Payment of principal in the amount of €1.1 million (approximately $1.5 million) is due in January 2010, payment of €1.6 million (approximately $2.2 million) is due in January 2011, payment of €2.2 million (approximately $3.0 million) is due in January 2012, payment of €2.8 million (approximately $3.8 million) is due in January 2013 and payment of €3.3 million (approximately $4.4 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $1.7 million primarily consists of government-subsidized loans for equipment purchases at Crisal.
6. Special Charges
Crisa Restructuring
In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs. See Form 10-K for the year ended December 31, 2006, for further discussion.
As a result, we recorded the following non-recurring special charges within the North American Glass reporting segment:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Fixed asset related (included in Special charges)	$—	$12,587	$—	$12,587
Inventory write-down (included in Cost of sales)	—	2,543	—	2,543

Crisa restructuring	$—	$15,130	$—	$15,130

The following reflects the balance sheet activity related to the Crisa restructuring (see Note 4) for the six months ended June 30, 2007:

	Balance at	Cash	Non-cash	Balance at	Cash	Non-cash	Balance at
	December 31, 2006	payments	utilization	March 31, 2007	payments	utilization	June 30, 2007

Employee termination costs & other	$1,163	$(614)	$(68)	$481	$—	$73	$554

Total	$1,163	$(614)	$(68)	$481	$—	$73	$554

The employee termination costs and other of $0.6 million are included in the accrued liabilities on the Condensed Consolidated Balance Sheets.
Write-off of Finance Fees
In June 2006, we wrote off unamortized finance fees related to debt of Libbey and Crisa that was refinanced. See Form 10-K for the year ended December 31, 2006, for further discussion.
As a result, we recorded the following non-recurring special charges within the North American Glass reporting segment:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Write-off of finance fees	$—	$4,906	$—	$4,906

Included in interest expense	$—	$4,906	$—	$4,906

Summary of Special Charges
The following table summarizes the charges related to the Crisa restructuring and write-off of finance fees and their classifications on the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Cost of sales	$—	$2,543	$—	$2,543
Special charges	—	12,587	—	12,587
Interest expense	—	4,906	—	4,906

Total Special charges	$—	$20,036	$—	$20,036

7. Income Taxes
In July 2006, the FASB issued FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $6.7 million decrease in the net tax asset for unrecognized tax benefits, offset by an increase in net deferred tax asset of $6.7 million, with no cumulative effect on retained earnings. The amount of unrecognized tax benefits at January 1, 2007 was $11.1 million, of which $4.4 million would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at June 30, 2007 is $11.3 million, of which $4.6 million would impact our effective tax rate, if recognized.
It is expected that the amount of the unrecognized tax benefits will change within the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or our financial position.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had $3.0 million of accrued interest and penalties. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

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
Years still open to examination by foreign tax authorities in major jurisdictions include Netherlands (2001 onward), Portugal (2002 onward), Mexico (2001 onward), and Canada (2004 onward).
8. Pension and Nonpension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover the hourly and salaried U.S.-based employees of Libbey, hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam, Leerdam Crystal and Crisa. The Crisa plan is not funded.
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2007	2006	2007	2006	2007	2006

Service cost	$1,436	$1,633	$482	$209	$1,918	$1,842
Interest cost	3,609	3,515	957	415	4,566	3,930
Expected return on plan assets	(3,990)	(3,881)	(688)	(565)	(4,678)	(4,446)
Amortization of unrecognized:
Prior service cost	521	521	(11)	(31)	510	490
(Gain)/loss	515	809	75	10	590	819
Settlement	1,000	1,000	—	—	1,000	1,000

Pension expense (credit)	$3,091	$3,597	$815	$38	$3,906	$3,635

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2007	2006	2007	2006	2007	2006

Service cost	$2,961	$3,266	$961	$377	$3,922	$3,643
Interest cost	7,304	7,030	1,913	785	9,217	7,815
Expected return on plan assets	(8,020)	(7,762)	(1,375)	(1,130)	(9,395)	(8,892)
Amortization of unrecognized:
Prior service cost	1,043	1,042	(23)	(117)	1,020	925
(Gain)/loss	1,070	1,618	149	20	1,219	1,638
Settlement	1,000	1,000	—	—	1,000	1,000

Pension expense (credit)	$5,358	$6,194	$1,625	$(65)	$6,983	$6,129

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

The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2007	2006	2007	2006	2007	2006

Service cost	$190	$208	$—	$—	$190	$208
Interest cost	558	494	24	34	582	528
Amortization of unrecognized:
Prior service cost	(222)	(220)	—	—	(222)	(220)
(Gain)/loss	21	(8)	(12)	—	9	(8)

Nonpension postretirement benefit expense	$547	$474	$12	$34	$559	$508

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2007	2006	2007	2006	2007	2006

Service cost	$398	$416	$—	$—	$398	$416
Interest cost	1,122	988	47	68	1,169	1,056
Amortization of unrecognized:
Prior service cost	(442)	(440)	—	—	(442)	(440)
(Gain)/loss	39	(16)	(25)	—	14	(16)

Nonpension postretirement benefit expense	$1,117	$948	$22	$68	$1,139	$1,016

We expect to utilize $20.5 million to fund our pension plans and nonpension postretirement benefits in 2007 of which $4.8 million and $5.9 million was incurred for the three months and six months ended June 30, 2007, respectively.
9. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator for earnings per share — net income (loss) that is available to common shareholders	$3,956	$(9,569)	$2,202	$(9,054)

Denominator for basic earnings per share — weighted-average shares outstanding	14,435,975	14,123,647	14,398,997	14,080,796

Effect of dilutive securities – employee stock options, employee stock purchase plan (ESPP), warrants and restricted share units (1)	236,108	—	217,645	—

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,672,083	14,123,647	14,616,642	14,080,796

Basic earnings (loss) per share	$0.27	$(0.68)	$0.15	$(0.64)

Diluted earnings (loss) per share	$0.27	$(0.68)	$0.15	$(0.64)

(1)	The effect of employee stock options, warrants and the employee stock purchase plan (ESPP), 388 shares for the three months ended June 30, 2006, and 193 shares for the six months ended June 30, 2006, were anti-dilutive and thus not included in the earnings per share calculation. These amounts are anti-dilutive due to the net loss.
Diluted shares outstanding include the dilutive impact of in-the-money employee stock options, the employee stock purchase plan (ESPP), warrants and restricted stock units, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

10. Derivatives
As of June 30, 2007, we had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, commodity contracts for 2,865,000 million British Thermal Units (BTUs) of natural gas and a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro, related to the Crisa acquisition, in January 2008, with a fair value of $ (2.0) million, accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). At December 31, 2006, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt and commodity contracts for 3,450,000 million BTUs of natural gas with a fair value of $(4.1) million. The fair value of these derivatives is included in derivative liability on the Condensed Consolidated Balance Sheets.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. All counterparties’ credit ratings are rated A+ or better.
All of our derivatives (except for the foreign currency contract) qualify and are designated as cash flow hedges at June 30, 2007. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. We recognized an immaterial loss in the three months and a gain of $ 0.7 million in the six months ended June 30, 2007, in other income on the Condensed Consolidated Statement of Operations. We recognized a loss of $ 0.9 million in the six months ended June 30, 2006.
11. Comprehensive Income (Loss)
Components of comprehensive income (loss) (net of tax) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income (loss)	$3,956	$(9,569)	$2,202	$(9,054)
Pension and other postretirement benefit adjustments	(181)	(118)	24	(118)
Change in fair value of derivative instruments (see detail below)	57	(968)	816	(4,724)
Effect of exchange rate fluctuation	2,851	(95)	1,782	15

Comprehensive income (loss)	$6,683	$(10,750)	$4,824	$(13,881)

Accumulated other comprehensive loss (net of tax) includes:

	June 30, 2007	December 31, 2006

Pension and other postretirement benefit adjustments	$(41,820)	$(41,844)
Derivatives	(2,270)	(3,086)
Exchange rate fluctuation	703	(1,079)

Total	$(43,387)	$(46,009)

The change in other comprehensive income (loss) for derivative instruments for the Company is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Change in fair value of derivative instruments	$46	$(1,484)	$1,159	$(7,441)
Less:
Income tax effect	(11)	(516)	343	(2,717)

Other comprehensive income (loss) related to derivatives	$57	$(968)	$816	$(4,724)

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106 and 132 (R)” in December 2006. As a result of the adoption of this statement, accumulated other comprehensive income (loss) decreased by $21.8 million. The decrease was incorrectly recorded as a component of comprehensive loss in the 2006 Consolidated Statement of Shareholders’ Equity. Total comprehensive loss was incorrectly reported as $35.8 million and should have been reported as $14.0 million for the year ended December 31, 2006. The decrease due to the adoption of this statement should have been recorded as a direct adjustment to accumulated other comprehensive income (loss).
12. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc, as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and six month periods ended June 30, 2007.

At June 30, 2007 and December 31, 2006, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc. and LGAC LLC (together with Crisa Industrial LLC, which became an indirect, 100 percent owned subsidiary of Libbey Inc. on June 16, 2006, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.
Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Three months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$106,371	$30,492	$82,587	$(12,327)	$207,123
Freight billed to customers	—	118	367	64	—	549

Total revenues	—	106,489	30,859	82,651	(12,327)	207,672
Cost of sales	—	81,928	24,012	69,870	(12,327)	163,483

Gross profit	—	24,561	6,847	12,781	—	44,189
Selling, general and administrative expenses	—	12,195	1,948	9,524	—	23,667

Income from operations	—	12,366	4,899	3,257	—	20,522
Other income (expense)	—	406	66	167	—	639

Earnings (loss) before interest, income taxes and minority interest	—	12,772	4,965	3,424	—	21,161
Interest expense	—	14,800	1	1,628	—	16,429

Earnings (loss) before income taxes and minority interest	—	(2,028)	4,964	1,796	—	4,732
Provision (benefit) for income taxes	—	10,843	(7,320)	(2,747)	—	776

Net income (loss) before minority interest	—	(12,871)	12,284	4,543	—	3,956
Minority interest and equity in net income (loss) of subsidiaries	3,956	16,827	—	—	(20,783)	—

Net income (loss)	$3,956	$3,956	$12,284	$4,543	$(20,783)	$3,956

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Three months ended June 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$97,795	$28,735	$34,538	$(3,070)	$157,998
Freight billed to customers	—	159	391	376	—	926

Total revenues	—	97,954	29,126	34,914	(3,070)	158,924
Cost of sales	—	77,219	24,053	32,550	(3,070)	130,752

Gross profit	—	20,735	5,073	2,364	—	28,172
Selling, general and administrative expenses	—	14,294	2,003	3,399	—	19,696
Special charges	—	—	—	12,587	—	12,587

Income (loss) from operations	—	6,441	3,070	(13,622)	—	(4,111)
Equity earnings (loss) — pretax	—	—	328	593	—	921
Other income (expense)	—	(331)	185	(761)	—	(907)

Earnings (loss) before interest, income taxes and minority interest	—	6,110	3,583	(13,790)	—	(4,097)
Interest expense	—	7,984	1	2,215	—	10,200

Earnings (loss) before income taxes and minority interest	—	(1,874)	3,582	(16,005)	—	(14,297)
Provision (benefit) for income taxes	—	(620)	1,182	(5,282)	—	(4,720)

Net income (loss) before minority interest	—	(1,254)	2,400	(10,723)	—	(9,577)
Minority interest and equity in net income (loss) of subsidiaries	(9,569)	(8,315)	—	8	17,884	8

Net income (loss)	$(9,569)	$(9,569)	$2,400	$(10,715)	$17,884	$(9,569)

The following represents the total special charges included in the above Statement of Operations (see Note 6 for further details):

Special charges included in:

Cost of sales	$—	$—	$—	$2,543	$—	$2,543
Special charges	—	—	—	12,587	—	12,587
Interest expense	—	3,490	—	1,416	—	4,906

Total pretax special charges	$—	$3,490	$—	$16,546	$—	$20,036

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Six months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$197,079	$57,926	$154,092	$(22,478)	$386,619
Freight billed to customers	—	266	668	90	—	1,024

Total revenues	—	197,345	58,594	154,182	(22,478)	387,643
Cost of sales	—	156,195	46,410	130,912	(22,478)	311,039

Gross profit	—	41,150	12,184	23,270	—	76,604
Selling, general and administrative expenses	—	24,153	4,198	17,350	—	45,701

Income from operations	—	16,997	7,986	5,920	—	30,903
Other income (expense)	—	1,271	1,194	19	—	2,484

Earnings (loss) before interest, income taxes and minority interest	—	18,268	9,180	5,939	—	33,387
Interest expense	—	29,468	1	2,524	—	31,993

Earnings (loss) before income taxes and minority interest	—	(11,200)	9,179	3,415	—	1,394
Provision (benefit) for income taxes	—	6,491	(5,320)	(1,979)	—	(808)

Net income (loss) before minority interest	—	(17,691)	14,499	5,394	—	2,202
Minority interest and equity in net income (loss) of subsidiaries	2,202	19,893	—	—	(22,095)	—

Net income (loss)	$2,202	$2,202	$14,499	$5,394	$(22,095)	$2,202

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

	Six months ended June 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$182,430	$55,559	$58,134	$(3,259)	$292,864
Freight billed to customers	—	308	691	384	—	1,383

Total revenues	—	182,738	56,250	58,518	(3,259)	294,247
Cost of sales	—	147,992	48,576	50,620	(3,259)	243,929

Gross profit	—	34,746	7,674	7,898	—	50,318
Selling, general and administrative expenses	—	29,007	3,442	6,333	—	38,782
Special charges	—	—	—	12,587	—	12,587

Income (loss) from operations	—	5,739	4,232	(11,022)	—	(1,051)
Equity earnings (loss) – pretax	—	—	612	1,374	—	1,986
Other income (expense)	—	247	58	(816)	—	(511)

Earnings (loss) before interest, income taxes and minority interest	—	5,986	4,902	(10,464)	—	424
Interest expense	—	10,343	2	3,464	—	13,809

Earnings (loss) before income taxes and minority interest	—	(4,357)	4,900	(13,928)	—	(13,385)
Provision (benefit) for income taxes	—	(1,440)	1,617	(4,596)	—	(4,419)

Net income (loss) before minority interest	—	(2,917)	3,283	(9,332)	—	(8,966)
Minority interest and equity in net income (loss) of subsidiaries	(9,054)	(6,137)	—	(88)	15,191	(88)

Net income (loss)	$(9,054)	$(9,054)	$3,283	$(9,420)	$15,191	$(9,054)

The following represents the total special charges included in the above Statement of Operations (see Note 6 for further details):

Special charges included in:

Cost of sales	$—	$—	$—	$2,543	$—	$2,543
Special charges	—	—	—	12,587	—	12,587
Interest expense	—	3,490	—	1,416	—	4,906

Total pretax special charges	$—	$3,490	$—	$16,546	$—	$20,036

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2007 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$5,523	$613	$9,440	$—	$15,576
Accounts receivable — net	—	50,917	9,897	49,008	—	109,822
Inventories — net	—	66,762	32,205	76,202	—	175,169
Other current assets	—	4,269	173	6,408	—	10,850

Total current assets	—	127,471	42,888	141,058	—	311,417
Other non-current assets	—	36,696	1,050	7,688	—	45,434
Investments in and advances to subsidiaries	95,073	347,779	275,579	123,264	(841,695)	—
Goodwill and purchased intangible assets — net	—	26,833	16,112	163,679	—	206,624

Total other assets	95,073	411,308	292,741	294,631	(841,695)	252,058
Property, plant and equipment — net	—	98,554	19,792	199,633	—	317,979

Total assets	$95,073	$637,333	$355,421	$635,322	$(841,695)	$881,454

Accounts payable	—	$17,451	$2,688	$45,220	$—	$65,359
Accrued and other current liabilities	—	51,642	10,805	38,362	—	100,809
Notes payable and long-term debt due within one year	—	115	—	2,060	—	2,175

Total current liabilities	—	69,208	13,493	85,642	—	168,343
Long-term debt	—	418,710	—	72,432	—	491,142
Other long-term liabilities and minority interest	—	88,432	7,812	30,652	—	126,896

Total liabilities	—	576,350	21,305	188,726	—	786,381
Total shareholders’ equity	95,073	60,983	334,116	446,596	(841,695)	95,073

Total liabilities and shareholders’ equity	$95,073	$637,333	$355,421	$635,322	$(841,695)	$881,454

	December 31, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$22,849	$509	$18,408	$—	$41,766
Accounts receivable — net	—	47,772	10,063	42,395	—	100,230
Inventories — net	—	55,620	32,521	70,982	—	159,123
Other current assets	—	14,221	347	5,157	—	19,725

Total current assets	—	140,462	43,440	136,942	—	320,844
Other non-current assets	—	30,247	1,296	7,131	—	38,674
Investments in and advances to subsidiaries	87,850	326,705	284,384	153,011	(851,950)	—
Goodwill and purchased intangible assets — net	—	26,834	16,140	163,398	—	206,372

Total other assets	87,850	383,786	301,820	323,540	(851,950)	245,046
Property, plant and equipment — net	—	100,804	21,039	190,398	—	312,241

Total assets	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Accounts payable	$—	$21,513	$4,577	$41,403	—	$67,493
Accrued and other current liabilities	—	53,263	8,561	23,250	—	85,074
Notes payable and long-term debt due within one year	—	155	—	865	—	1,020

Total current liabilities	—	74,931	13,138	65,518	—	153,587
Long-term debt	—	409,089	—	81,123	—	490,212
Other long-term liabilities and minority interest	—	86,354	7,924	52,204	—	146,482

Total liabilities	—	570,374	21,062	198,845	—	790,281
Total shareholders’ equity	87,850	54,678	345,237	452,035	(851,950)	87,850

Total liabilities and shareholders’ equity	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

	Three months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$3,956	$3,956	$12,284	$4,543	$(20,783)	$3,956
Depreciation and amortization	—	4,095	881	5,734	—	10,710
Other operating activities	(3,956)	(12,520)	(12,710)	(1,901)	20,783	(10,304)

Net cash provided by (used in) operating activities	—	(4,469)	455	8,376	—	4,362
Additions to property, plant & equipment	—	(1,856)	(401)	(10,576)	—	(12,833)
Other investing activities	—	—	—	(116)	—	(116)

Net cash provided by (used in) investing activities	—	(1,856)	(401)	(10,692)	—	(12,949)
Net borrowings	—	(487)	—	(3,496)	—	(3,983)
Other financing activities	—	(360)	—	—	—	(360)

Net cash provided by (used in) financing activities	—	(847)	—	(3,496)	—	(4,343)
Exchange effect on cash	—	—	—	109	—	109

Increase (decrease) in cash	—	(7,172)	54	(5,703)	—	(12,821)
Cash at beginning of period	—	12,695	559	15,143	—	28,397

Cash at end of period	$—	$5,523	$613	$9,440	$—	$15,576

	Three months ended June 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(9,569)	$(9,569)	$2,400	$(10,715)	$17,884	$(9,569)
Depreciation and amortization	—	4,585	828	2,793	—	8,206
Other operating activities	9,569	24,786	(5,553)	6,022	(17,884)	16,940

Net cash provided by (used in) operating activities	—	19,802	(2,325)	(1,900)	—	15,577
Additions to property, plant & equipment	—	(8,390)	(202)	(4,225)	—	(12,817)
Other investing activities	—	(221,359)	(421)	144,209	—	(77,571)

Net cash provided by (used in) investing activities	—	(229,749)	(623)	139,984	—	(90,388)
Net borrowings	—	231,998	—	(122,620)	—	109,378
Other financing activities	—	(17,548)	2,999	36	—	(14,513)

Net cash provided by (used in) financing activities	—	214,450	2,999	(122,584)	—	94,865
Exchange effect on cash	—	—	—	105	—	105

Increase (decrease) in cash	—	4,503	51	15,605	—	20,159
Cash at beginning of period	—	1,766	285	4,451	—	6,502

Cash at end of period	$—	$6,269	$336	$20,056	$—	$26,661

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

	Six months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$2,202	$2,202	$14,499	$5,394	$(22,095)	$2,202
Depreciation and amortization	—	8,365	1,761	9,800	—	19,926
Other operating activities	(2,202)	(22,775)	(17,053)	2,132	22,095	(17,803)

Net cash provided by (used in) operating activities	—	(12,208)	(793)	17,326	—	4,325
Additions to property, plant & equipment	—	(4,324)	(604)	(17,698)	—	(22,626)
Other investing activities	—		1,501	452	—	1,953

Net cash provided by (used in) investing activities	—	(4,324)	897	(17,246)	—	(20,673)
Net borrowings	—	(75)	—	(9,223)	—	(9,298)
Other financing activities	—	(719)	—		—	(719)

Net cash provided by (used in) financing activities	—	(794)	—	(9,223)	—	(10,017)
Exchange effect on cash	—	—	—	175	—	175

Increase (decrease) in cash	—	(17,326)	104	(8,968)	—	(26,190)
Cash at beginning of period	—	22,849	509	18,408	—	41,766

Cash at end of period	$—	$5,523	$613	$9,440	$—	$15,576

	Six months ended June 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(9,054)	$(9,054)	$3,283	$(9,420)	$15,191	$(9,054)
Depreciation and amortization	—	9,334	1,729	5,478	—	16,541
Other operating activities	$9,054	25,218	(7,568)	1,375	$(15,191)	12,888

Net cash provided by (used in) operating activities	—	25,498	(2,556)	(2,567)	—	20,375
Additions to property, plant & equipment	—	(22,859)	(277)	(11,120)	—	(34,256)
Other investing activities	—	(225,483)	1,797	146,115	—	(77,571)

Net cash provided by (used in) investing activities	—	(248,342)	1,520	134,995	—	(111,827)
Net borrowings	—	242,268	—	(112,638)	—	129,630
Other financing activities	—	(15,972)	1,072	36	—	(14,864)

Net cash provided by (used in) financing activities	—	226,296	1,072	(112,602)	—	114,766
Exchange effect on cash	—	—	—	105	—	105

Increase (decrease) in cash	—	3,452	36	19,931	—	23,419
Cash at beginning of period	—	2,817	300	125	—	3,242

Cash at end of period	$—	$6,269	$336	$20,056	$—	$26,661

13. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.
•	North American Other—includes sales of ceramic dinnerware; metal tableware, holloware and serveware; and plastic items for sale primarily in the foodservice, retail and industrial markets from subsidiaries in the United States.
•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net Sales
North American Glass	$146,963	$105,029	$271,689	$189,664
North American Other	30,490	28,736	57,925	55,560
International	32,236	25,585	62,018	49,181
Eliminations	(2,566)	(1,352)	(5,013)	(1,541)

Consolidated	$207,123	$157,998	$386,619	$292,864

EBIT
North American Glass	$16,549	$(7,128)	$27,484	$(6,494)
North American Other	4,281	2,679	8,050	3,141
International	331	352	(2,147)	3,777

Consolidated	$21,161	$(4,097)	$33,387	$424

Equity Earnings
North American Glass	$—	$—	$—	$—
North American Other	—	—	—	—
International	—	921	—	1,986

Consolidated	$—	$921	$—	$1,986

Depreciation & Amortization
North American Glass	$6,441	$4,997	$12,203	$9,786
North American Other	880	855	1,761	1,729
International	3,389	2,354	5,962	5,026

Consolidated	$10,710	$8,206	$19,926	$16,541

Capital Expenditures
North American Glass	$8,318	$2,678	$13,797	$12,789
North American Other	401	183	604	258
International	4,114	9,956	8,225	21,209

Consolidated	$12,833	$12,817	$22,626	$34,256

Reconciliation of EBIT to Net Income
Segment EBIT	$21,161	$(4,097)	$33,387	$424
Interest Expense	16,429	10,200	31,993	13,809
Provision (Benefit) for Income Taxes	776	(4,720)	(808)	(4,419)
Minority Interest Income (Loss)	—	8	—	(88)

Net Income (Loss)	$3,956	$(9,569)	$2,202	$(9,054)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. [These factors are discussed in “Other Information” in the section “Qualitative and Quantitative Disclosures About Market Risk.”]
Results of Operations — Second Quarter 2007 Compared with Second Quarter 2006
Dollars in thousands, except percentages and per-share amounts.

			Variance
Three months ended June 30,	2007	2006 (2)	In dollars	In percent

Net sales	$207,123	$157,998	$49,125	31.1%
Gross profit	$44,189	$28,172	$16,017	56.9%
Gross profit margin	21.3%	17.8%
Income (loss) from operations (IFO)	$20,522	$(4,111)	$24,633	599.2%
IFO margin	9.9%	(2.6)%
Earnings (loss) before interest and income taxes after minority interest adjustment (EBIT)(1)	$21,161	$(4,089)	$25,250	617.5%
EBIT margin	10.2%	(2.6)%
Earnings before interest, taxes, depreciation and amortization after minority interest adjustment (EBITDA)(1)	$31,871	$4,069	$27,802	683.3%
EBITDA margin	15.4%	2.6%
Net income (loss)	$3,956	$(9,569)	$13,525	141.3%
Net income margin	1.9%	(6.1)%
Diluted net income (loss) per share	$0.27	$(0.68)	$0.95	139.7%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of income (loss) before income taxes to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax special charges of $20.0 million related to Crisa restructuring and write-off of finance fees (see Note 6.)
Net Sales
For the quarter ended June 30, 2007, net sales increased 31.1 percent to $207.1 million from $158.0 million in the year-ago quarter. The increase in net sales was primarily attributable to the consolidation of sales of Crisa, the Company’s former joint venture in Mexico, a more than 16.0 percent increase in shipments to export customers outside of North America, and a more than 7.0 percent increase in shipments to foodservice, retail and industrial glassware customers. In addition, shipments of Syracuse China® products were up over 9.0 percent, shipments of World Tableware® products to customers were up approximately 5.0 percent and sales in our International segment increased 26.0 percent.
Gross Profit
For the quarter ended June 30, 2007, gross profit increased by $16.0 million, or 56.9 percent, to $44.2 million, compared to $28.2 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 21.3 percent, compared to 17.8 percent in the year-ago quarter. The increase in gross profit and gross profit margin is attributable to the consolidation of Crisa, higher sales and higher production activity. In addition, the year-ago quarter included a one-time inventory write-down related to the Crisa restructuring of $2.5 million. Partially offsetting these improvements were higher distribution expenses and expenses related to the start-up of our new facility in China.

Income From Operations
We reported income from operations of $20.5 million during the quarter, compared to a loss from operations of $4.1 million in the year-ago quarter. Income from operations as a percentage of net sales increased to 9.9 percent in the second quarter 2007, compared to (2.6) percent in the year-ago quarter. Factors contributing to the $24.6 million increase in income from operations and improved income from operations margin include higher gross profit and gross profit margin (discussed above), offset by higher selling, general and administrative expense due to the consolidation of Crisa. The year-ago quarter included a one-time fixed asset charge related to the Crisa restructuring of $12.6 million.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before interest and taxes (EBIT) increased by $25.3 million in the second quarter 2007, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 10.2 percent in the second quarter 2007, compared to (2.6) percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations. In addition, we recorded a currency translation gain in the second quarter 2007 as compared to a currency translation loss in the year-ago quarter.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $27.8 million to $31.9 million from $4.1 million in the year-ago quarter. As a percentage of net sales, EBITDA was 15.4 percent for the second quarter 2007, compared to 2.6 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under EBIT. Depreciation and amortization increased by $2.5 million to $10.7 million primarily due to the consolidation of Crisa and depreciation related to our new facility in China.
Net Income and Diluted Net Income Per Share
We recorded net income of $4.0 million, or $0.27 per diluted share, in the second quarter 2007, compared to a net loss of $9.6 million, or $(0.68) per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 1.9 percent in the second quarter 2007, compared to (6.1) percent in the year-ago quarter. The change from net loss to net income is primarily driven by the items discussed above under EBIT, offset by a $6.2 million increase in interest expense compared with the year-ago quarter resulting from the refinancing consummated on June 16, 2006, which resulted in higher debt from the purchase of Crisa and higher average interest rates. The effective tax rate decreased to 16.4 percent for the quarter ended June 30, 2007, as compared to 33 percent in the year-ago quarter. This decrease was primarily driven by tax incentives and other favorable tax benefits.

Results of Operations — First Six Months 2007 Compared with First Six Months 2006
Dollars in thousands, except percentages and per-share amounts.

			Variance
Six months ended June 30,	2007	2006 (2)	In dollars	In percent

Net sales	$386,619	$292,864	$93,755	32.0%
Gross profit	$76,604	$50,318	$26,286	52.2%
Gross profit margin	19.8%	17.2%
Income (loss) from operations (IFO)	$30,903	$(1,051)	$31,954	3,040.3%
IFO margin	8.0%	(0.4)%
Earnings before interest and income taxes after minority interest adjustment (EBIT)(1)	$33,387	$336	$33,051	9,836.6%
EBIT margin	8.6%	0.1%
Earnings before interest, taxes, depreciation and amortization, after minority interest adjustment (EBITDA)(1)	$53,313	$16,776	$36,537	217.8%
EBITDA margin	13.8%	5.7%
Net income (loss)	$2,202	$(9,054)	$11,256	124.3%
Net income margin	0.6%	(3.1)%
Diluted net income (loss) per share	$0.15	$(0.64)	$0.79	123.4%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of income (loss) before income taxes to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax special charges of $20.0 million related to Crisa restructuring and write-off of finance fees (see Note 6.)
Net Sales
For the six months ended June 30, 2007, sales increased 32.0 percent to $386.6 million from $292.9 million in the year-ago period. This increase in sales was attributable to the consolidation of Crisa’s sales, the Company’s former joint venture in Mexico, a 23.0 percent increase in shipments to export customers outside of North America, and a more than 13.0 percent increase in shipments to retail glassware customers and single digit sales increases to foodservice and industrial glassware customers. In addition, shipments of World Tableware® products to customers were up approximately 9.3 percent, and sales from our International segment increased 26.1 percent.
Gross Profit
For the six months ended June 30, 2007, gross profit increased by $26.3 million, or 52.2 percent, compared to the year-ago period. For the six months ended June 30, 2007, gross profit as a percentage of net sales increased to 19.8 percent, compared to 17.2 percent in the year-ago period. Contributing to the increase in gross profit and gross profit margin is the consolidation of Crisa, higher sales and higher production activity. In addition, the first six months of 2006 included a inventory write down related to the Crisa restructuring of $2.5 million. Partially offsetting these improvements were higher distribution expenses, higher natural gas expenses and expenses related to the start-up of our new facility in China.
Income From Operations
Income from operations was $30.9 million during the first six months of 2007, as compared to a loss from operations of $1.1 million during the year-ago period. Contributing to the increase in income from operations and income from operations margin is the higher gross profit and gross profit margin (discussed above) offset by higher selling, general and administrative expense due to the consolidation of Crisa. The year-ago period included a fixed asset charge related to the Crisa restructuring of $12.6 million.

Earnings Before Interest and Income Taxes (EBIT)
EBIT increased by $33.1 million for the first six months of 2007 to $33.4 million from $0.3 million in the year-ago period. EBIT as a percentage of net sales increased to 8.6 percent in the first six months of 2007, compared to 0.1 percent in the year-ago period. The contributors to the improvement in EBIT compared to the prior period are the same as those discussed above under Income from Operations. In addition, we recognized a $1.1 million gain on the sale of excess land in Syracuse, N.Y. during the first quarter of 2007. We also recognized a decrease of approximately $0.9 million in charges related to ineffectiveness on our natural gas contracts as compared to the year-ago period. In addition, we recorded a currency translation gain for the first six months of 2007 as compared to a currency translation loss in the year-ago period.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $36.5 million, or 217.8 percent, for the six months ended June 30, 2007, compared to the year-ago period. As a percentage of net sales, EBITDA was 13.8 percent in the six months ended June 30, 2007, compared to 5.7 percent in the prior year period. For the first six months of 2007, EBITDA was $53.3 million, a 217.8 percent increase over the first half of 2006. The key contributors to the increase in EBITDA were those factors discussed above under EBIT. Depreciation and amortization increased by $3.4 million to $19.9 million primarily due to the consolidation of Crisa and depreciation related to our new facility in China.
Net Income and Diluted Net Income Per Share
We recorded net income of $2.2 million, or $0.15 per diluted share, for the six months ended June 30, 2007, compared to a net loss of $9.1 million, or $(0.64) per diluted share, for the six months ended June 30, 2006. Net income as a percentage of net sales was 0.6 percent for the six months ended June 30, 2007, compared to (3.1) percent for the year-ago period. The change from net loss to net income is primarily driven by the items discussed above under EBIT. An $18.2 million increase in interest expense compared with the year-ago period is the result of the refinancing consummated on June 16, 2006, which resulted in higher debt from the purchase of Crisa and higher average interest rates. The effective tax rate decreased to a negative 58 percent for the six months ended June 30, 2007, as compared to 33 percent for the six months ended June 30, 2006. This decrease was primarily driven by tax incentives and other favorable tax benefits.
Segment Results of Operations

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
Dollars in thousands	2007	2006	In dollars	In percent	2007	2006	In dollars	In percent

Net Sales:
North American Glass	$146,963	$105,029	$41,934	39.9%	$271,689	$189,664	$82,025	43.2%
North American Other	30,490	28,736	1,754	6.1%	57,925	55,560	2,365	4.3%
International	32,236	25,585	6,651	26.0%	62,018	49,181	12,837	26.1%
Eliminations	(2,566)	(1,352)			(5,013)	(1,541)

Consolidated	$207,123	$157,998	$49,125	31.1%	$386,619	$292,864	$93,755	32.0%

EBIT:
North American Glass	$16,549	$(7,128)	$23,677	322.2%	$27,484	$(6,494)	$33,978	523.2%
North American Other	4,281	2,679	1,602	59.8%	8,050	3,141	4,909	156.3%
International	331	352	(21)	(6.0)%	(2,147)	3,777	(5,924)	(156.8)%

Consolidated	$21,161	$(4,097)	$25,258	616.5%	$33,387	$424	$32,963	7,774.3%

Segment Results of Operations – Second Quarter 2007 Compared to Second Quarter 2006
North American Glass
For the quarter ended June 30, 2007, net sales increased 39.9 percent to $147.0 million from $105.0 million in the year-ago quarter. Of the total increase in net sales approximately 32.0 percent is attributable to the consolidation of Crisa, 1.0 percent relates to shipments to export customers outside of North America, and 6.5 percent relates to shipments to foodservice, retail and industrial glassware customers.
EBIT increased to $16.5 million for the second quarter 2007, compared to a loss of $7.1 million for the year-ago quarter. EBIT, as a percentage of net sales, increased to 11.3 percent in the second quarter 2007, compared to (6.8) percent in the year-ago quarter. The key contributors to the improvement in EBIT compared to the year-ago quarter were the consolidation of Crisa of approximately $4.5 million, the impact of higher sales in the U.S. operations of $5.4 million and increased operating activity in the U.S. operations of $1.7 million. Partially offsetting these improvements were higher U.S. distribution costs of $2.5 million resulting from the increase in shipments. The year-ago quarter included a fixed asset charge and inventory write-down related to the Crisa restructuring of $15.1 million.
North American Other
For the quarter ended June 30, 2007, net sales increased 6.1 percent to $30.5 million from $28.7 million in the year-ago quarter. Of the total increase in net sales approximately 3.0 percent relates to shipments of Syracuse China® products and approximately 2.0 percent relates to shipments of World Tableware® products.
EBIT increased by $1.6 million for the second quarter of 2007, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 14.0 percent in the second quarter 2007 compared to 9.3 percent in the year-ago quarter. The key contributors to the increased EBIT were increased shipments of Syracuse China® and World Tableware® products of $0.3 million and significantly higher production activity at Syracuse China of approximately $1.8 million.
International
For the quarter ended June 30, 2007, net sales increased 26.0 percent to $32.2 million from $25.6 million in the year-ago quarter. Of the total increase in net sales approximately 11.0 percent is attributable to shipments to customers of Royal Leerdam and Crisal, approximately 8.0 percent relates to shipments from Libbey China, and 7.0 percent relates to a stronger euro compared to the year-ago quarter.
EBIT decreased by $0.1 million to $0.3 million for the second quarter of 2007, compared to $0.4 million in the year-ago quarter. EBIT as a percentage of net sales decreased to 1.0 percent in the second quarter 2007, compared to 1.4 percent in the year-ago quarter. The decrease in EBIT as a percentage of net sales is due to start-up costs at Libbey China of $0.6 million partially offset by improved results at Royal Leerdam and Crisal driven by higher sales of approximately $1.8 million.
Segment Results of Operations – First Six Months 2007 Compared to First Six Months 2006
North American Glass
For the six months ended June 30, 2007, net sales increased 43.2 percent to $271.7 million from $189.7 million in the year-ago period. Of the total increase in net sales approximately 35.0 percent is attributable to the consolidation of Crisa, approximately 1.0 percent relates to shipments to export customers outside of North America, 3.5 percent relates to shipments to retail glassware customers, and approximately 2.0 percent relates to shipments to foodservice and industrial glassware customers.
EBIT increased to $27.5 million for the first half of 2007, compared to $(6.5) million for the year-ago period. EBIT, as a percentage of net sales, increased to 10.1 percent in the first six months of 2007, compared to (3.4) percent in the year-ago period. The key contributors to the improvement in EBIT were the consolidation of Crisa of approximately $9.1 million, the impact of higher sales in the U.S. operations of $5.7 million, increased operating activity in the U.S. operations of $5.7 million, and lower U.S. selling, general and administrative expenses of approximately $2.3 million. Partially offsetting these improvements were higher U.S. distribution costs of $4.5 million resulting from the increase in shipments. The year-ago period included a fixed asset charge and inventory write-down related to the Crisa restructuring of $15.1 million.

North American Other
For the six months ended June 30, 2007, net sales increased 4.3 percent to $57.9 million from $55.6 million in the year-ago period. The increase in net sales was primarily attributable to increased shipments of World Tableware® products.
EBIT increased by $4.9 million for the first half of 2007, compared to the year-ago period. EBIT as a percentage of net sales increased to 13.9 percent in the first six months of 2007 compared to 5.7 percent in the year-ago period. The key contributors to the increased EBIT were higher sales of World Tableware® products of approximately $1.2 million, significantly higher production activity levels at Syracuse China of $3.3 million and a $1.1 million gain on the sale of excess land at Syracuse China.
International
For the six months ended June 30, 2007, net sales increased 26.1 percent to $62.0 million from $49.2 million in the year-ago period. Of the total increase in net sales approximately 15.0 percent is attributable to an increase in shipments to customers of Royal Leerdam and Crisal, approximately 4.0 percent relates to shipments from Libbey China, and approximately 8.0 percent relates to a stronger euro compared to the year-ago period.
EBIT decreased by $5.9 million for the first six months of 2007, compared to the year-ago period. EBIT as a percentage of net sales decreased to (3.5) percent in the first half of 2007, compared to 7.7 percent in the year-ago period. The key contributors to the change in EBIT are a result of start-up costs at Libbey China of $2.4 million, lower production activity in Portugal of approximately $2.1 million and higher natural gas costs in Europe of $1.4 million.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At June 30, 2007, our cash balance decreased $26.2 million to $15.6 million from $41.8 million on December 31, 2006 and decreased $12.8 million from March 31, 2007. We used a large portion of the cash to repay debt under the ABL Facility.

Working Capital
The following table presents working capital components:

(Dollars in thousands,
except percentages
and DSO, DIO, DPO			Variance to June 30, 2007			Variance to June 30, 2007
and DWC)	June 30, 2007	March 31, 2007	In dollars	In percent	December 31, 2006	In dollars	In percent

Accounts receivable - net	$109,822	$101,906	$7,916	7.8%	$100,230	$9,592	9.6%
DSO (1)(6)	51.2	48.4			48.7

Inventories — net	$175,169	$168,971	$6,198	3.7%	$159,123	$16,046	10.1%
DIO (2)(6)	81.6	80.4			77.4

Accounts payable	$65,359	$65,817	$(458)	(0.7)%	$67,493	$(2,134)	(3.2)%
DPO (3)(6)	30.5	31.3			32.8

Working capital (4)	$219,632	$205,060	$14,572	7.1%	$191,860	$27,772	14.5%
DWC (5)(6)	102.3	97.5			93.3
Percentage of net sales (6)	28.0%	26.7%			25.6%

DSO, DIO and DWC are all calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay our accounts payable.

(4)	Working capital is defined as accounts receivable and inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	The calculations for March 31, 2007 and December 31, 2006 include Crisa proforma net sales.
Working capital (defined as accounts receivable and inventories less accounts payable) was $219.6 million at June 30, 2007. Working capital increased $14.6 million from March 31, 2007 and 27.8 million from December 31, 2006. These increases are the result of normal seasonal increases in working capital and building working capital for our new operations in China. Working capital as a percentage of net sales decreased from 30.3 percent in the year ago quarter to 28.0 percent in the second quarter of 2007, reflecting our continued efforts to reduce our investment in working capital.
Borrowings
The following table presents our total borrowings:

(Dollars in thousands)	Interest Rate	Maturity Date	June 30, 2007	December 31, 2006

Borrowings under ABL facility	floating	December 16, 2010	$16,170	$46,210
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes	16.00%	December 1, 2011	118,238	109,480
Promissory note	6.00%	July 2007 to September 2016	1,909	1,985
Notes payable	floating	July 2007	1,381	226
RMB loan contract	floating	July 2012 to January 2014	32,875	32,050
RMB working capital loan	floating	March 2010	6,575	—
Obligations under capital leases	floating	July 2007 to May 2009	1,238	1,548
BES Euro line	floating	January 2010 to January 2014	14,603	—
Other debt	floating	September 2009	1,650	1,954

Total borrowings			500,639	499,453
Less — unamortized discounts and warrants			7,322	8,221

Total borrowings — net			493,317	491,232
Less — current portion of borrowings			2,175	1,020

Total long-term portion of borrowings — net			$491,142	$490,212

(1)	See Interest Rate Protection Agreements in Derivatives section below.

(2)	Additional PIK notes were issued on June 1, 2007 in exchange for payment of the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.

We had total borrowings of $500.6 million at June 30, 2007, compared to total borrowings of $499.5 million at December 31, 2006. The $1.1 million increase in borrowings was primarily related to the $16.3 million negative free cash flow discussed below offset by the reduction of cash on our balance sheet of $26.2 million discussed above. In addition, there was $8.8 million additional PIK notes issued on June 1, 2007 in exchange for payment of the semi-annual interest per the PIK note agreement.
During the first quarter of this year, we entered into new credit facilities in China and Portugal to fund our working capital requirements.
Of our total indebtedness, $180.5 million is subject to fluctuating interest rates at June 30, 2007. A change in one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.
Included in Interest Expense is the amortization of discounts and warrants on the Senior Notes and PIK Notes and financing fees of $0.4 million and $0.9 million for the three months and six months ended June 30, 2007, respectively.
Cash Flow
The following table presents key drivers to free cash flow for the second quarter.

(Dollars in thousands, except percentages)			Variance
Three months ended June 30,	2007	2006	In dollars	In percent

Net cash provided by operating activities	$4,362	$15,577	$(11,215)	(72.0)%
Capital expenditures	12,833	12,817	16	0.1%
Acquisitions and related costs	—	77,571	(77,571)	(100.0)%
Proceeds from asset sales and other	(116)	—	(116)	(100.0)%

Free cash flow (a)	$(8,587)	$(74,811)	$66,224	88.5%

(a)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash (used in) provided by operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $ 4.4 million in the second quarter of 2007, compared to net cash provided by operating activities of $15.6 million in the year-ago quarter, or a decrease of $11.2 million. The major components impacting cash flow from operations were an increase in EBITDA offset by a $12.8 million increase in cash interest expense, an increase in working capital and non-cash special charges included in the prior year of $15.1 million resulting from the purchase of Crisa.
Our free cash flow was $(8.6) million during the second quarter 2007, compared to $(74.8) million in the year-ago quarter, an improvement of $66.2 million. The primary contributors to this change were the purchase of Crisa in the second quarter of 2006 and the change in net cash provided by operating activities as discussed above.
Net cash used in financing activities was $4.3 million in the second quarter of 2007, compared to net cash provided by financing activities of $94.9 million in the year-ago quarter, or a decrease of $99.2 million. During the second quarter of 2006, we issued additional debt in connection with the acquisition of Crisa. The use of cash by financing activities in the second quarter of 2007, is primarily attributable to the repayment of borrowings on the ABL Facility.

The following table presents key drivers to free cash flow for the first six months.

(Dollars in thousands, except percentages)	`		Variance
Six months ended June 30,	2007	2006	In dollars	In percent

Net cash provided by operating activities	$4,325	$20,375	$(16,050)	(78.8)%
Capital expenditures	22,626	34,256	(11,630)	(34.0)%
Acquisitions and related costs	—	77,571	(77,571)	(100.0)%
Proceeds from asset sales and other	1,953	—	1,953	100.0%

Free cash flow (a)	$(16,348)	$(91,452)	$75,104	82.1%

(a)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash (used in) provided by operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $4.3 million in the first six months of 2007, compared to $20.4 million provided by operating activities in the year-ago period, or a decrease of $16.1 million. The major components impacting cash flow from operations were an increase in EBITDA offset by a $11.7 million increase in cash interest expense, an increase in working capital and non-cash special charges included in the prior year of $15.1 million resulting from the purchase of Crisa.
Our free cash flow was $(16.3) million during the first six months of 2007, compared to $(91.5) million in the year-ago period, an improvement of $75.1 million. The primary contributors to this change were the purchase of Crisa in the second quarter of 2006 for $77.6 million, the change in net cash provided by operating activities as discussed above, a $11.6 million decrease in capital expenditures (driven by a reduction in spending resulting from the completion of construction of new facility in China in 2006), and proceeds from asset sales and other items of $2.0 million, primarily attributable to the sale of excess land in Syracuse, N.Y.
Net cash flow from financing activities was a $10.0 million use of cash during the first six months of 2007, compared to $114.8 million net cash provided by financing activities in the year-ago period. The 2006 net cash provided by financing activities resulted from the additional debt issued for the acquisition of Crisa and the construction of our production facility in China. The use of cash by financing activities in the first six months of 2007, is primarily attributable to the repayment of borrowings on the ABL Facility.
Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at June 30, 2007, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 2.4 years at June 30, 2007. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 12.38 percent per year at June 30, 2007. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings are rated A+ or better. The fair market value for the Rate Agreements at June 30, 2007, was $0.3 million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
We also use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 60 percent of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2007, we had commodity futures contracts for 2,865,000 million British Thermal Units (BTUs) of natural gas with a fair market value of $(2.6) million. We have hedged approximately 33.2 percent of our forecasted natural gas usage through January 2009. At December 31, 2006, we had commodity futures contracts for 3,450,000 million BTUs of natural gas with a fair market value of $(5.3) million.

During the second quarter of 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro, related to the Crisa acquisition, in January 2008. The fair value of this contract at June 30, 2007 was $0.3 million.
Capital Resources and Liquidity
Based on our current level of operations, we believe our cash flow from operations and available borrowings under our ABL Facility and various other facilities will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to fund our working capital needs, debt payments and other obligations, capital expenditures program and other funding requirements, and to comply with debt agreements, depends on our future operating performance and cash flow.
Outlook
In the face of some weakness in select U.S.A. market niches, we expect third quarter sales to continue to be solid and to be in the range of $200 million to $205 million and EBITDA to be between $23 million and $25 million.
As the result of a very strong first and second quarter, finishing above our EBITDA guidance, and given the strong sales performance, improving margins and our continued expectation for savings from our Crisa operations later in 2007, we are increasing our guidance for 2007 EBITDA to a range of $103 million to $109 million on expected sales of slightly over $800 million.
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

Table 1

Reconciliation of income (loss) before income taxes and minority	Three months ended		Six months ended
interest to EBIT and EBITDA	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006

Income (loss) before income taxes, after minority interest adjustment	$4,732	$(14,289)	$1,394	$(13,473)
Add: Interest expense	16,429	10,200	31,993	13,809

Earnings (loss) before interest and income taxes, after minority interest adjustment (EBIT)	21,161	(4,089)	33,387	336
Add: Depreciation and amortization (adjusted for minority interest)	10,710	8,158	19,926	16,440

Earnings before interest, taxes, deprecation and amortization, after minority interest adjustment (EBITDA)	$31,871	$4,069	$53,313	$16,776

We define EBIT as net income before interest expense and income taxes, after minority interest adjustment. The most directly comparable U.S. GAAP financial measure is earnings before interest, income taxes and minority interest.
We believe that EBIT is an important supplemental measure for investors in evaluating operating performance in that it provides insight into company profitability. Libbey’s senior management uses this measure internally to measure profitability. EBIT also allows for a measure of comparability to other companies with different capital and legal structures, which accordingly may be subject to different interest rates and effective tax rates.
The non-GAAP measure of EBIT does have certain limitations. It does not include interest expense, which is a necessary and ongoing part of our cost structure resulting from debt incurred to expand operations. Because this is a material and recurring item, any measure that excludes it has a material limitation. EBIT may not be comparable to similarly titled measures reported by other companies.
We define EBITDA as net income before interest expense, income taxes, depreciation and amortization, after minority interest adjustment. The most directly comparable U.S. GAAP financial measure is earnings before interest, income taxes and minority interest.
We believe that EBITDA is an important supplemental measure for investors in evaluating operating performance in that it provides insight into company profitability and cash flow. Libbey’s senior management uses this measure internally to measure profitability and to set performance targets for managers. It also has been used regularly as one of the means of publicly providing guidance on possible future results. EBITDA also allows for a measure of comparability to other companies with different capital and legal structures, which accordingly may be subject to different interest rates and effective tax rates, and to companies that may incur different depreciation and amortization expenses or impairment charges.
The non-GAAP measure of EBITDA does have certain limitations. It does not include interest expense, which is a necessary and ongoing part of our cost structure resulting from debt incurred to expand operations. EBITDA also excludes depreciation and amortization expenses. Because these are material and recurring items, any measure that excludes them has a material limitation. EBITDA may not be comparable to similarly titled measures reported by other companies.

Table 2

Reconciliation of net cash provided by operating
activities to free cash flow	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net cash (used in) provided by operating activities	$4,362	$15,577	$4,325	$20,375
Less:
Capital expenditures	12,833	12,817	22,626	34,256
Acquisitions and related costs	—	77,571	—	77,571
Plus:
Proceeds from asset sales and other	(116)	—	1,953	—

Free cash flow	$(8,587)	$(74,811)	$(16,348)	$(91,452)

We define free cash flow as net cash (used in) provided by operating activities less capital expenditures and acquisition related costs, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash (used in) provided by operating activities.
We believe that free cash flow is important supplemental information for investors in evaluating cash flow performance in that it provides insight into the cash flow available to fund such things as discretionary debt service, acquisitions and other strategic investment opportunities. Even though this measure does not exclude certain items within management’s discretion, it is the measure of performance we use to internally evaluate the overall performance of the business.
Free cash flow is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash (used in) provided by operating activities recorded under U.S. GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.
Table 3

Reconciliation of working capital
(Dollars in thousands)	June 30, 2007	December 31, 2006

Accounts receivable (net)	$109,822	$100,230
Plus:
Inventories (net)	175,169	159,123
Less:
Accounts payable	65,359	67,493

Working capital	$219,632	$191,860

We define working capital as accounts receivable (net) plus inventories (net) less accounts payable.
We believe that working capital is important supplemental information for investors in evaluating liquidity in that it provides insight into our ability to have net current resources to fund our ongoing operations. Working capital is a measure used by management in internal evaluations of cash availability and operational performance.
Working capital is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Working capital is neither intended to represent nor be an alternative to any measure of liquidity and operational performance recorded under U.S. GAAP. Working capital may not be comparable to similarly titled measures reported

Item 3. Qualitative and Quantitative Disclosures about Market Risk
Currency
We are exposed to market risks due to changes in currency values, although the majority of our revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro, RMB or Mexican peso that could reduce the cost competitiveness of our products compared to foreign competition.
Interest Rates
We are exposed to market risks associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $180.5 million of debt subject to fluctuating interest rates at June 30, 2007. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings are rated A+ or better.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 60 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties’ credit ratings are rated A+ or better.
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
Item 1A. Risk Factors
The following factors are the most significant factors that can impact period-to-period comparisons and may affect the future performance of our businesses. New risks may emerge, and management cannot predict those risks or estimate the extent to which they may affect our financial performance.
•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to effectively integrate Crisa or future businesses we acquire.

•	We may not be able to achieve the objectives of our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	An inability to meet targeted production and profit margin goals in connection with the operation of our new production facility in China could result in significant additional costs or lost sales.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

April 1 to April 30, 2007	—	—	—	1,000,000
May 1 to May 31, 2007	—	—	—	1,000,000
June 1 to June 30, 2007	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of the Company was held on May 3, 2007. At the meeting, action was taken with respect to the following matters:
(a) Carlos V. Duno, Peter C. McC. Howell and Richard I. Reynolds were reelected as directors of the Company. Each will serve for a term of 3 years or until his successor is elected. The terms of office of William A. Foley, Deborah G. Miller, Terence P. Stewart, John F. Meier, Carol B. Moerdyk and Gary L. Moreau continued after the meeting.
(b) The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 was ratified.
The following table sets forth the tabulation of votes with respect to each of the matters described above:

	Shares	Shares	Shares	Abstentions /
	Voted For	Voted Against	Withheld	Broker Non-Votes
a. Election of Directors
Carlos V. Duno	13,538,681	—	46,844	—
Peter C. McC. Howell	13,524,775	—	60,750	—
Richard I. Reynolds	13,525,973	—	59,552	—
b. Ratification of auditors	13,560,698	19,530		5,297

Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.01 to Registrant’s Form 8-K filed February 7, 2005 and incorporated herein by reference).

4.1	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.3	Form of Floating Rate Senior Secured Note due 2011. (filed as Exhibit 4.3 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers named therein. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.5	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.6	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011. (filed as Exhibit 4.6 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.7	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto. (filed as Exhibit 4.9 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.1	Limited Waiver and Second Amendment to Purchase Agreement, dated June 16, 2006, among Vitro, S.A. de C.V., Crisa Corporation, Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Commercial, S. de R.L. de C.V., Crisa Industrial, L.L.C., Libbey Mexico, S. de R.L. de C.V. Libbey Europe B.V., and LGA3 Corp. (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.2	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.3	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

10.4	Transition Services Agreement, dated June 16, 2006, among Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Commercial, S. de R.L. de C.V., Crisa Industrial, L.L.C. and Vitro S.A. de C.V. (filed as Exhibit 10.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference)

10.5	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.6	Form of Employment Agreement dated May 7, 2007 between Libbey Inc. and Jonathan S. Freeman.

10.7	Form of Change in Control Agreement dated May 7, 2007 between Libbey Inc. and Jonathan S. Freeman.

10.8	Form of Employment Agreement dated May 23, 2007 between Libbey Inc. and Gregory T. Geswein.

10.9	Form of Change in Control Agreement dated May 23, 2007 between Libbey Inc. and Gregory T. Geswein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.

Date: August 9, 2007	By	/s/ Gregory T. Geswein

Gregory T. Geswein,
Vice President, Chief Financial Officer