Form 10-Q
period 2007-09-30
LIBBEY INC
filed 2007-11-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Common Stock, $.01 par value — 14,547,476 shares at October 31, 2007.

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
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
Certification
Certification
Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2007	2006
Net sales	$202,431	$183,256
Freight billed to customers	507	1,004

Total revenues	202,938	184,260
Cost of sales	164,688	152,692

Gross profit	38,250	31,568
Selling, general and administrative expenses	23,571	20,729

Income from operations	14,679	10,839
Other income (expense)	1,561	(1,733)

Earnings before interest, income taxes and minority interest	16,240	9,106
Interest expense	16,956	15,551

Loss before income taxes and minority interest	(716)	(6,445)
Benefit for income taxes	(1,161)	(3,116)

Income (loss) before minority interest	445	(3,329)
Minority interest	—	22

Net income (loss)	$445	$(3,307)

Net income (loss) per share:
Basic	$0.03	$(0.23)

Diluted	$0.03	$(0.23)

Dividends per share	$0.025	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2007	2006
Net sales	$589,050	$476,120
Freight billed to customers	1,531	2,387

Total revenues	590,581	478,507
Cost of sales	475,727	396,621

Gross profit	114,854	81,886
Selling, general and administrative expenses	69,272	59,511
Special charges	—	12,587

Income from operations	45,582	9,788
Equity earnings — pretax	—	1,986
Other income (expense)	4,045	(2,244)

Earnings before interest, income taxes and minority interest	49,627	9,530
Interest expense	48,949	29,360

Income (loss) before income taxes and minority interest	678	(19,830)
Benefit for income taxes	(1,969)	(7,535)

Income (loss) before minority interest	2,647	(12,295)
Minority interest	—	(66)

Net income (loss)	$2,647	$(12,361)

Net income (loss) per share:
Basic	$0.18	$(0.87)

Diluted	$0.18	$(0.87)

Dividends per share	$0.075	$0.075

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$13,406	$41,766
Accounts receivable — net	108,993	96,783
Inventories — net	185,776	159,123
Deferred taxes	4,120	4,120
Prepaid and other current assets	11,329	19,052

Total current assets	323,624	320,844
Other assets:
Repair parts inventories	13,518	9,279
Software — net	4,894	4,704
Deferred taxes	13,492	6,974
Other assets	13,286	17,717
Purchased intangible assets — net	30,891	31,492
Goodwill — net	176,938	174,880

Total other assets	253,019	245,046
Property, plant and equipment — net	320,440	312,241

Total assets	$897,083	$878,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,637	$226
Accounts payable	71,824	67,493
Salaries and wages	24,364	28,679
Accrued liabilities	57,475	47,622
Accrued income tax	2,272	—
Pension liability (current portion)	1,389	1,389
Nonpension postretirement benefits (current portion)	3,252	3,252
Derivative liability	5,236	4,132
Payable to Vitro	19,471	—
Long-term debt due within one year	794	794

Total current liabilities	187,714	153,587
Long-term debt	489,311	490,212
Pension liability	75,372	77,174
Nonpension postretirement benefits	37,608	38,495
Payable to Vitro	—	19,673
Other long-term liabilities	8,809	11,140

Total liabilities	798,814	790,281
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,692,630 shares issued (18,689,710 in 2006)	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares as of September 30, 2007 and as of December 31, 2006)	289,469	303,381
Treasury stock, at cost, 4,150,796 shares (4,358,175 shares in 2006)	(111,248)	(129,427)
Retained deficit	(38,750)	(40,282)
Accumulated other comprehensive loss	(41,389)	(46,009)

Total shareholders’ equity	98,269	87,850

Total liabilities and shareholders’ equity	$897,083	$878,131

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2007	2006
Net income (loss)	$445	$(3,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,785	10,671
Change in accounts receivable	(197)	(2,624)
Change in inventories	(8,750)	(5,600)
Change in accounts payable	5,390	17,373
Pension & nonpension postretirement	(5,042)	3,225
Income taxes	2,446	(12,241)
Other operating activities	5,275	3,652

Net cash provided by operating activities	11,352	11,149
Investing activities:
Additions to property, plant and equipment	(9,366)	(20,301)
Business acquisition and related costs, less cash acquired	—	(424)
Proceeds from asset sales and other	678	—

Net cash used in investing activities	(8,688)	(20,725)
Financing activities:
Net ABL credit facility activity	(4,380)	8,889
Other net borrowings (repayments)	(199)	12,147
Debt financing fees	—	(1,112)
Dividends	(364)	(356)
Other	(138)	1,078

Net cash (used in) provided by financing activities	(5,081)	20,646
Effect of exchange rate fluctuations on cash	247	73

(Decrease) increase in cash	(2,170)	11,143
Cash at beginning of period	15,576	26,661

Cash at end of period	$13,406	$37,804

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$2,289	$389
Cash paid (net of refunds received) during the period for income taxes	$(9,934)	$918
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006
Net income (loss)	$2,647	$(12,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,711	27,212
Equity earnings — net of tax	—	(1,378)
Gain on asset sales	(1,268)	—
Change in accounts receivable	(6,476)	1,892
Change in inventories	(24,128)	(2,678)
Change in accounts payable	2,635	2,061
Special charges	(767)	18,859
Pension & nonpension postretirement	(2,805)	9,428
Income taxes	(1,067)	(16,979)
Other operating activities	15,195	5,468

Net cash provided by operating activities	15,677	31,524
Investing activities:
Additions to property, plant and equipment	(31,992)	(54,557)
Business acquisition and related costs, less cash acquired	—	(77,995)
Proceeds from asset sales and other	2,631	—

Net cash used in investing activities	(29,361)	(132,552)
Financing activities:
Net revolving credit facility activity	—	(147,142)
Net ABL credit facility activity	(34,958)	51,927
Other net borrowings (repayments)	21,081	(53,959)
Note payments	—	(100,000)
Note proceeds	—	399,840
Debt financing fees	—	(15,468)
Dividends	(1,083)	(1,059)
Other	(138)	1,273

Net cash (used in) provided by financing activities	(15,098)	135,412
Effect of exchange rate fluctuations on cash	422	178

(Decrease) increase in cash	(28,360)	34,562
Cash at beginning of period	41,766	3,242

Cash at end of period	$13,406	$37,804

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$23,320	$9,734
Cash paid (net of refunds received) during the period for income taxes	$(8,160)	$6,770
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. With roots dating back to 1818, we have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail, business-to-business and industrial markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a ceramic dinnerware plant in New York and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
Our website can be found at www.libbey.com. We make available, free of charge, at this website all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our Current Reports on Form 8-K, as well as any amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2006, for a description of significant accounting policies not listed below.
Basis of Presentation
The Condensed Consolidated Financial Statements include Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company). Our fiscal year end is December 31st. Prior to June 16, 2006, we recorded our 49 percent interest in Crisa using the equity method. On June 16, 2006, we acquired the remaining 51 percent of Crisa; as a result and effective that date, Crisa’s results are included in the Condensed Consolidated Financial Statements. Prior to October 13, 2006, we owned 95 percent of Crisal-Cristalaria Automatica S.A. (Crisal). The 5 percent equity interest of Crisal that we did not own prior to October 13, 2006 is shown as minority interest in the Condensed Consolidated Financial Statements. On October 13, 2006, we acquired the remaining 5 percent of Crisal. All material intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from management’s estimates.
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
On October 1, 2007, Mexico enacted tax reform legislation which will take effect on January 1, 2008. The Company is studying the effect of the new business flat tax or IETU. At the present time, the new tax is not expected to have a material impact on our consolidated results of operations and financial condition.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123-R, “Accounting for Stock-Based Compensation” (“SFAS No. 123-R”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested stock-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007, was $0.9 million and $2.5 million, respectively. The stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006, was $0.1 million and $0.4 million, respectively.
New Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006. On January 1, 2007, we adopted FIN 48. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Note 7 for the impact of applying the provisions of FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement on our consolidated results of operations and financial condition.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	September 30, 2007	December 31, 2006

Accounts receivable:
Trade receivables	$107,362	$94,490
Other receivables	1,631	2,293

Total accounts receivable, less allowances of $11,847 and $11,507	$108,993	$96,783

Inventories:
Finished goods	$174,491	$147,423
Work in process	4,129	3,881
Raw materials	5,681	4,922
Operating supplies	1,475	2,897

Total inventories — net	$185,776	$159,123

Prepaid and other current assets:
Prepaid expenses	$11,329	$10,535
Prepaid and deferred income taxes	—	8,517

Total prepaid and other current assets	$11,329	$19,052

Other assets:
Deposits	$725	$1,069
Finance fees — net of amortization	11,980	14,275
Other	581	2,373

Total other assets	$13,286	$17,717

Accrued liabilities:
Accrued incentives	$10,625	$15,341
Workers compensation	8,868	10,008
Medical liabilities	2,453	2,539
Interest	18,638	5,519
Commissions payable	1,546	1,539
Accrued liabilities	15,345	12,676

Total accrued liabilities	$57,475	$47,622

Other long-term liabilities:
Deferred liability	$1,246	$754
Other	7,563	10,386

Total other long-term liabilities	$8,809	$11,140

4. Acquisitions
On June 16, 2006, we purchased from Vitro, S.A. de C.V. the remaining 51 percent of the shares of Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), located in Monterrey, Mexico, that we did not previously own. The purchase price was $80.0 million in addition to $4.9 million of acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness, $23.0 million of which we guaranteed prior to our purchase of the remaining 51 percent of the shares of Crisa. In connection with the acquisition, Crisa transferred to Vitro the pension liability for Crisa employees who had retired as of the closing date. Vitro also agreed to forgive $0.4 million of net intercompany payables owed to it and to defer receipt of approximately $9.4 million of net intercompany payables until August 15, 2006, and to defer receipt of approximately $19.7 million of net intercompany payables until January 15, 2008. In addition, Vitro waived its right to receive profit sharing payments of approximately $1.3 million from Libbey under a now-terminated distribution agreement. Crisa transferred to Vitro real estate (land and buildings) on which one of Crisa’s two manufacturing facilities is located, but Crisa retained the right to occupy the facility transferred to Vitro for up to three years. Concurrently, Vitro transferred to Crisa ownership of the land on which a leased, state-of-the-

art distribution center is located, along with racks and conveyors that Crisa leased from an affiliate of Vitro. Also, Vitro agreed not to compete with Crisa anywhere in the world (with limited exceptions) for five years.
Crisa is one of the largest glass tableware manufacturers in Latin America and has a significant percentage of the glass tableware market in Mexico. This acquisition is consistent with our strategy to expand our manufacturing platform into low-cost countries in order to become a more cost-competitive source of high-quality glass tableware.
There has been no change in the purchase price allocations since the second quarter 2007 when such allocations were finalized.
Crisa’s results of operations are included in our Condensed Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.
The pro forma unaudited results of operations for the nine month period ended September 30, 2006, assuming we had consummated the acquisition of Crisa as of January 1, 2006, are as follows:

Nine months ended
September 30, 2006
Net sales	$550,192
Earnings before interest and taxes	$21,307
Net loss	$(10,740)
Net loss per share:
Basic	$(0.76)
Diluted	$(0.76)
Depreciation and amortization	$33,298

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
Proceeds from these transactions immediately were used to repay existing bank and private placement indebtedness. In addition, proceeds were used for the acquisition of the remaining 51 percent equity interest in Crisa, for $80.0 million, bringing our ownership of Crisa to 100 percent; for repayment of existing Crisa indebtedness of approximately $71.9 million; and for related fees, expenses and redemption premiums of Libbey and Crisa.

Borrowings consist of the following:

			September 30,	December 31,
	Interest Rate	Maturity Date	2007	2006

Borrowings under ABL facility	floating	December 16, 2010	$12,845	$46,210
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	118,238	109,480
Promissory note	6.00%	October 2007 to September 2016	1,870	1,985
Notes payable	floating	October 2007	1,637	226
RMB loan contract	floating	July 2012 to January 2014	33,350	32,050
RMB working capital loan	floating	March 2010	6,670	—
Obligations under capital leases	floating	October 2007 to May 2009	1,150	1,548
BES Euro line	floating	January 2010 to January 2014	15,466	—
Other debt	floating	September 2009	1,388	1,954

Total borrowings			498,614	499,453
Less — unamortized discounts and warrants			6,872	8,221

Total borrowings — net			491,742	491,232
Less — current portion of borrowings			2,431	1,020

Total long-term portion of borrowings — net			$489,311	$490,212

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued on June 1, 2007, to pay the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.
ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and 1.75 percent, respectively, at September 30, 2007. There were no Libbey Glass borrowings under the facility at September 30, 2007, while Libbey Europe had outstanding borrowings of $12.8 million at September 30, 2007, at an interest rate of 6.54 percent.
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
We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at September 30, 2007. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
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

The available total borrowing base is offset by real estate and ERISA reserves totaling $8.0 million and mark-to-market reserves for natural gas and interest rate swaps of $3.8 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At September 30, 2007, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $105.0 million at September 30, 2007.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to nine-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 12.38 percent at September 30, 2007.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2007, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 2.2 years at September 30, 2007. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 12.38 percent per year at September 30, 2007. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated AA- or better as of September 2007, by Standard and Poors.
The fair market value for the Rate Agreements at September 30, 2007, was ($2.5) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
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

Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2007, and December 31, 2006, we had $1.9 million and $2.0 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.8 million. The $1.6 million outstanding at September 30, 2007, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.43 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $33.4 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2007, the annual interest rate was 6.46 percent. As of September 30, 2007, the outstanding balance was RMB 250.0 million (approximately $33.4 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.0 million) and RMB 40.0 million (approximately $5.4 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.0 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Working Capital Loan
In March 2007, Libbey China entered into a 50.0 million RMB working capital loan with CCB. The 3-year term loan matures on March 14, 2010, has a current interest rate of 6.30 percent, and is secured by a Libbey Inc. guarantee. At September 30, 2007, the U.S. dollar equivalent on the line was $6.7 million.
Obligations Under Capital Leases
We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were assumed in the Crisal acquisition on October 13, 2006. The cost of the equipment under capital leases is included in the Condensed Consolidated Balance Sheet as property, plant and equipment, and the related depreciation expense is included in the Condensed Consolidated Statements of Operations.
The future minimum lease payments required under the capital leases as of September 30, 2007, are $0.7 million for year one and $0.5 million for years two and three thereafter.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.7 million) with Banco Espírito Santo, S.A. (BES). The $15.5 million outstanding at September 30, 2007, was the U.S. dollar equivalent under the line at an interest rate of 5.66 percent. Payment of principal in the amount of €1.1 million (approximately $1.6 million) is due in January 2010, payment of €1.6 million (approximately $2.3 million) is due in January 2011, payment of €2.2 (approximately $3.0 million) is due in January 2012, payment of €2.8 million (approximately $4.0 million) is due in January 2013 and payment of €3.3 million (approximately $4.6 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $1.4 million consists primarily of government-subsidized loans for equipment purchases at Crisal.

6. Special Charges
Crisa Restructuring
In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs. See Form 10-K for the year ended December 31, 2006, for further discussion.
As a result, we recorded the following non-recurring special charges within the North American Glass reporting segment:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Fixed asset related (included in special charges)	$—	$—	$—	$12,587
Inventory write-down (included in cost of sales)	—	—	—	2,543

Crisa restructuring	$—	$—	$—	$15,130

The following reflects the balance sheet activity related to the Crisa restructuring for the nine months ended September 30, 2007:

	Balance at	Cash	Non-cash	Balance at	Cash	Non-cash	Balance at
	December 31, 2006	payments	utilization	June 30, 2007	payments	utilization	September 30, 2007

Employee termination costs & other	$1,163	$(614)	$5	$554	$—	$14	$568

Total	$1,163	$(614)	$5	$554	$—	$14	$568

The employee termination costs and other of $0.6 million are included in the accrued liabilities on the Condensed Consolidated Balance Sheets.
Write-off of Finance Fees
In June 2006, we wrote off unamortized finance fees related to debt of Libbey and Crisa that we refinanced. See Form 10-K for the year ended December 31, 2006, for further discussion.
As a result, we recorded the following non-recurring special charges within the North American Glass reporting segment:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Write-off of finance fees	$—	$—	$—	$4,906

Included in interest expense	$—	$—	$—	$4,906

Summary of Special Charges
The following table summarizes the charges related to the Crisa restructuring and write-off of finance fees and their classifications on the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Cost of sales	$—	$—	$—	$2,543
Special charges	—	—	—	12,587
Interest expense	—	—	—	4,906

Total special charges	$—	$—	$—	$20,036

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
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $6.7 million decrease in the net tax asset for unrecognized tax benefits, offset by an increase in net deferred tax asset of $6.7 million, with no cumulative effect on retained earnings. The amount of unrecognized tax benefits at January 1, 2007, was $8.1 million, of which $1.4 million would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at September 30, 2007, is $7.3 million, of which $1.7 million would impact our effective tax rate, if recognized.
During the third quarter of 2007, unrecognized tax benefits decreased by $0.5 million from tax positions taken during prior periods resulting from the lapse of the applicable statute of limitations. Offsetting the decline was a $0.5 million increase in unrecognized tax benefits during the quarter as a result of tax positions taken during the period.
It is expected that the amount of the unrecognized tax benefits will change within the next twelve months; however, we do not expect the change to have a significant impact on our results of operations or our financial position.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had $3.0 million of accrued interest and penalties. The liability for the payment of interest and penalties at September 30, 2007, is $3.7 million.
We are not currently under audit by the Internal Revenue Service for any years; however, we have been contacted for examination. The statutes of limitation for our income tax returns after 2003 remain open for examination by the IRS.
Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various foreign and state income tax returns in the process of examination, administrative appeals or litigation. Years still open to examination by foreign tax authorities in major jurisdictions include Netherlands (2006 onward), Portugal (2002 onward), Mexico (2002 onward), and Canada (2004 onward).
8. Pension and Nonpension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. In addition, we have a supplemental employee retirement plan (SERP) covering certain employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover the hourly and salaried U.S.-based employees of Libbey hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam, Leerdam Crystal and Crisa. The Crisa plan is not funded.
The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended September 30,	2007	2006	2007	2006	2007	2006

Service cost	$1,481	$1,231	$479	$413	$1,960	$1,644
Interest cost	3,651	3,338	956	644	4,607	3,982
Expected return on plan assets	(4,010)	(4,037)	(687)	(565)	(4,697)	(4,602)
Amortization of unrecognized:
Prior service cost (gain)	522	518	(13)	241	509	759
Loss	535	298	73	10	608	308
Settlement	500	1,000	—	—	500	1,000

Pension expense	$2,679	$2,348	$808	$743	$3,487	$3,091

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended September 30,	2007	2006	2007	2006	2007	2006

Service cost	$4,442	$4,497	$1,440	$790	$5,882	$5,287
Interest cost	10,955	10,368	2,869	1,429	13,824	11,797
Expected return on plan assets	(12,030)	(11,799)	(2,062)	(1,695)	(14,092)	(13,494)
Amortization of unrecognized:
Prior service cost (gain)	1,565	1,560	(36)	124	1,529	1,684
Loss	1,605	1,916	222	30	1,827	1,946
Settlement	1,500	2,000	—	—	1,500	2,000

Pension expense	$8,037	$8,542	$2,433	$678	$10,470	$9,220

We provide certain retiree health care and life insurance benefits covering a majority of our salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees. Employees generally are eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada.
The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended September 30,	2007	2006	2007	2006	2007	2006

Service Cost	$199	$141	$1	$1	$200	$142
Interest cost	561	550	23	3	584	553
Amortization of unrecognized:
Prior service cost (gain)	(221)	(223)	—	—	(221)	(223)
(Gain)/loss	20	50	(13)	(48)	7	2

Nonpension postretirement benefit expense	$559	$518	$11	$(44)	$570	$474

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended September 30,	2007	2006	2007	2006	2007	2006

Service Cost	$597	$557	$1	$1	$598	$558
Interest cost	1,683	1,538	70	71	1,753	1,609
Amortization of unrecognized:
Prior service cost (gain)	(663)	(663)	—	—	(663)	(663)
(Gain)/loss	59	34	(38)	(48)	21	(14)

Nonpension postretirement benefit expense	$1,676	$1,466	$33	$24	$1,709	$1,490

In 2007, we expect to utilize $20.5 million to fund our pension plans and nonpension postretirement benefits. Of that amount, $8.6 million and $14.5 million were paid for the three months and nine months ended September 30, 2007, respectively.

9. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator for earnings per share — net income (loss) that is available to common shareholders	$445	$(3,307)	$2,647	$(12,361)

Denominator for basic earnings per share — weighted-average shares outstanding	14,534,921	14,254,121	14,444,777	14,139,206

Effect of dilutive securities – employee stock options, employee stock purchase plan (ESPP), warrants and restricted stock units (1)	388,794	—	314,519	—

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	14,923,715	14,254,121	14,759,296	14,139,206

Basic earnings (loss) per share	$0.03	$(0.23)	$0.18	$(0.87)

Diluted earnings (loss) per share	$0.03	$(0.23)	$0.18	$(0.87)

(1)	The effect of the employee stock purchase plan (ESPP), 6,537 shares for the three months ended September 30, 2006, and 1,504 shares for the nine months ended September 30, 2006 ,was anti-dilutive and thus not included in the earnings per share calculation. These amounts were anti-dilutive due to the net loss. All other employee stock options and warrants were excluded from the diluted weighted average shares calculations as they were not in-the-money as of September 30, 2006.
Diluted shares outstanding include the dilutive impact of in-the-money employee stock options, the ESPP, warrants and restricted stock units, which are calculated based on the average share price for each fiscal period using the treasury stock method in accordance with SFAS 123-R. Under SFAS 123-R and the treasury stock method, the average unrecognized compensation is included with the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options and that are assumed to be used to repurchase shares.
10. Derivatives
As of September 30, 2007, we had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, commodity contracts for 3,303,000 million British Thermal Units (BTUs) of natural gas and a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro, related to the Crisa acquisition, in January 2008, all with a total fair value of $(5.2) million, accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). At December 31, 2006, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt and commodity contracts for 3,450,000 million BTUs of natural gas with a total fair value of $(4.1) million. The fair value of these derivatives is included in derivative liability on the Condensed Consolidated Balance Sheets.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. All counterparties were rated AA- or better as of September 2007, by Standard and Poors.
All of our derivatives (except for the foreign currency contract) qualify and are designated as cash flow hedges at September 30, 2007. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. We recognized a loss of $0.2 million in the three months and a gain of $0.5 million in the nine months ended September 30, 2007, in other income on the Condensed Consolidated Statement of Operations. We recognized a loss of $1.7 million in the three months and a loss of $1.9 million in the nine months ended September 30, 2006, primarily related to non-qualifying natural gas hedges at Crisa.

11. Comprehensive Income (Loss)
Components of comprehensive income (loss), net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income (loss)	$445	$(3,307)	$2,647	$(12,361)
Pension and other postretirement benefit adjustments	70	—	94	(118)
Change in fair value of derivative instruments (see detail below)	(2,060)	(959)	(1,244)	(5,683)
Effect of exchange rate fluctuation	3,988	(99)	5,770	(84)

Comprehensive income (loss)	$2,443	$(4,365)	$7,267	$(18,246)

Accumulated other comprehensive loss, net of tax, includes:

	September 30, 2007	December 31, 2006

Pension and other postretirement benefit adjustments	$(41,750)	$(41,844)
Derivatives	(4,331)	(3,086)
Exchange rate fluctuation	4,692	(1,079)

Total	$(41,389)	$(46,009)

The change in other comprehensive income (loss) for derivative instruments for the Company is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Change in fair value of derivative instruments	$(2,929)	$(1,762)	$(1,770)	$(9,203)
Less:
Income tax effect	869	803	526	3,520

Other comprehensive income (loss) related to derivatives	$(2,060)	$(959)	$(1,244)	$(5,683)

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106 and 132 (R),” in December 2006. As a result of the adoption of this statement, accumulated other comprehensive income (loss) decreased by $21.8 million. The decrease was incorrectly recorded as a component of comprehensive loss in the 2006 Consolidated Statement of Shareholders’ Equity. Total comprehensive loss was incorrectly reported as $35.8 million and should have been reported as $14.0 million for the year ended December 31, 2006. The decrease due to the adoption of this statement should have been recorded as a direct adjustment to accumulated other comprehensive income (loss).
12. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and nine month periods ended September 30, 2007.
At September 30, 2007, and December 31, 2006, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

	Three months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$99,938	$29,409	$87,429	$(14,345)	$202,431
Freight billed to customers		137	321	49	—	507

Total revenues	—	100,075	29,730	87,478	(14,345)	202,938
Cost of sales	—	79,167	23,616	76,250	(14,345)	164,688

Gross profit	—	20,908	6,114	11,228	—	38,250
Selling, general and administrative expenses	—	13,353	2,400	7,818	—	23,571

Income from operations	—	7,555	3,714	3,410	—	14,679
Other income (expense)	—	1,375	49	137	—	1,561

Earnings (loss) before interest, income taxes and minority interest	—	8,930	3,763	3,547	—	16,240
Interest expense	—	15,265	—	1,691	—	16,956

Earnings (loss) before income taxes and minority interest	—	(6,335)	3,763	1,856	—	(716)
Provision (benefit) for income taxes	—	(10,116)	6,047	2,908	—	(1,161)

Net income (loss) before minority interest	—	3,781	(2,284)	(1,052)	—	445
Minority interest and equity in net income (loss) of subsidiaries	445	(3,336)	—	—	2,891	—

Net income (loss)	$445	$445	$(2,284)	$(1,052)	$2,891	$445

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

	Three months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$91,693	$27,822	$75,698	$(11,957)	$183,256
Freight billed to customers	—	239	326	439	—	1,004

Total revenues	—	91,932	28,148	76,137	(11,957)	184,260
Cost of sales	—	73,134	24,340	67,175	(11,957)	152,692

Gross profit	—	18,798	3,808	8,962	—	31,568
Selling, general and administrative expenses	—	13,321	1,685	5,723	—	20,729

Income (loss) from operations	—	5,477	2,123	3,239	—	10,839
Other income (expense)	—	(400)	147	(1,480)	—	(1,733)

Earnings (loss) before interest, income taxes and minority interest	—	5,077	2,270	1,759	—	9,106
Interest expense	—	14,908	—	643	—	15,551

Earnings (loss) before income taxes and minority interest	—	(9,831)	2,270	1,116	—	(6,445)
Provision (benefit) for income taxes	—	(3,781)	937	(272)	—	(3,116)

Net income (loss) before minority interest	—	(6,050)	1,333	1,388	—	(3,329)
Minority interest and equity in net income (loss) of subsidiaries	(3,307)	2,743	—	22	564	22

Net income (loss)	$(3,307)	$(3,307)	$1,333	$1,410	$564	$(3,307)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

	Nine months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$297,017	$87,335	$241,521	$(36,823)	$589,050
Freight billed to customers	—	403	989	139	—	1,531

Total revenues	—	297,420	88,324	241,660	(36,823)	590,581
Cost of sales	—	235,362	70,026	207,162	(36,823)	475,727

Gross profit	—	62,058	18,298	34,498	—	114,854
Selling, general and administrative expenses	—	37,506	6,598	25,168	—	69,272

Income from operations	—	24,552	11,700	9,330	—	45,582
Other income (expense)	—	2,646	1,243	156	—	4,045

Earnings before interest, income taxes and minority interest	—	27,198	12,943	9,486	—	49,627
Interest expense	—	44,733	1	4,215	—	48,949

Earnings (loss) before income taxes and minority interest	—	(17,535)	12,942	5,271	—	678
Provision (benefit) for income taxes	—	(3,625)	727	929	—	(1,969)

Net income (loss) before minority interest	—	(13,910)	12,215	4,342	—	2,647
Minority interest and equity in net income (loss) of subsidiaries	—2,647	16,557	—	—	(19,204)	—

Net income (loss)	$2,647	$2,647	$12,215	$4,342	$(19,204)	$2,647

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

	Nine months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$274,123	$83,381	$133,832	$(15,216)	$476,120
Freight billed to customers	—	547	1,017	823	—	2,387

Total revenues	—	274,670	84,398	134,655	(15,216)	478,507
Cost of sales	—	221,126	72,916	117,795	(15,216)	396,621

Gross profit	—	53,544	11,482	16,860	—	81,886
Selling, general and administrative expenses	—	42,328	5,127	12,056	—	59,511
Special charges	—	—	—	12,587	—	12,587

Income (loss) from operations	—	11,216	6,355	(7,783)	—	9,788
Equity earnings (loss) – pretax	—	—	612	1,374	—	1,986
Other income (expense)	—	(153)	205	(2,296)	—	(2,244)

Earnings (loss) before interest, income taxes and minority interest	—	11,063	7,172	(8,705)	—	9,530
Interest expense	—	25,253	—	4,107	—	29,360

Earnings (loss) before income taxes and minority interest	—	(14,190)	7,172	(12,812)	—	(19,830)
Provision (benefit) for income taxes	—	(5,221)	2,554	(4,868)	—	(7,535)

Net income (loss) before minority interest	—	(8,969)	4,618	(7,944)	—	(12,295)
Minority interest and equity in net income (loss) of subsidiaries	(12,361)	(3,392)	—	(66)	15,753	(66)

Net income (loss)	$(12,361)	$(12,361)	$4,618	$(8,010)	$15,753	$(12,361)

The following represents the total special charges included in the above Statement of Operations (see Note 6 for further details):

Special charges included in:

Cost of sales	$—	$—	$—	$2,543	$—	$2,543
Special charges	—	—	—	12,587	—	12,587
Interest expense	—	3,490	—	1,416	—	4,906

Total pretax special charges	$—	$3,490	$—	$16,546	$—	$20,036

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2007 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$7,400	$700	$5,306	$—	$13,406
Accounts receivable — net	—	43,089	9,813	56,091	—	108,993
Inventories — net	—	74,786	34,658	76,332	—	185,776
Deferred taxes	—	4,120	—	—	—	4,120
Other current assets	—	8,799	317	2,213	—	11,329

Total current assets	—	138,194	45,488	139,942	—	323,624
Other non-current assets	—	36,017	974	8,199	—	45,190
Investments in and advances to subsidiaries	98,269	355,981	272,478	116,866	(843,594)	—
Goodwill and purchased intangible assets — net	—	26,833	16,099	164,897	—	207,829

Total other assets	98,269	418,831	289,551	289,962	(843,594)	253,019
Property, plant and equipment — net	—	97,608	19,523	203,309	—	320,440

Total assets	$98,269	$654,633	$354,562	$633,213	$(843,594)	$897,083

Accounts payable	$—	$32,646	$2,522	$36,656	$—	$71,824
Accrued and other current liabilities	—	66,472	7,329	39,658	—	113,459
Notes payable and long-term debt due within one year	—	115	—	2,316	—	2,431

Total current liabilities	—	99,233	9,851	78,630	—	187,714
Long-term debt	—	419,121	—	70,190	—	489,311
Other long-term liabilities and minority interest	—	84,092	6,832	30,865	—	121,789

Total liabilities	—	602,446	16,683	179,685	—	798,814
Total shareholders’ equity	98,269	52,187	337,879	453,528	(843,594)	98,269

Total liabilities and shareholders’ equity	$98,269	$654,633	$354,562	$633,213	$(843,594)	$897,083

	December 31, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$22,849	$509	$18,408	$—	$41,766
Accounts receivable — net	—	47,772	10,063	38,948	—	96,783
Inventories — net	—	55,620	32,521	70,982	—	159,123
Deferred taxes	—	4,120	—	—	—	4,120
Other current assets	—	10,101	347	8,604	—	19,052

Total current assets	—	140,462	43,440	136,942	—	320,844
Other non-current assets	—	30,247	1,296	7,131	—	38,674
Investments in and advances to subsidiaries	87,850	326,705	284,384	153,011	(851,950)	—
Goodwill and purchased intangible assets — net	—	26,834	16,140	163,398	—	206,372

Total other assets	87,850	383,786	301,820	323,540	(851,950)	245,046
Property, plant and equipment — net	—	100,804	21,039	190,398	—	312,241

Total assets	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Accounts payable	$—	$21,513	$4,577	$41,403	—	$67,493
Accrued and other current liabilities	—	53,263	8,561	23,250	—	85,074
Notes payable and long-term debt due within one year	—	155	—	865	—	1,020

Total current liabilities	—	74,931	13,138	65,518	—	153,587
Long-term debt	—	409,089	—	81,123	—	490,212
Other long-term liabilities and minority interest	—	86,354	7,924	52,204	—	146,482

Total liabilities	—	570,374	21,062	198,845	—	790,281
Total shareholders’ equity	87,850	54,678	345,237	452,035	(851,950)	87,850

Total liabilities and shareholders’ equity	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

	Three months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$445	$445	$(2,284)	$(1,052)	$2,891	$445
Depreciation and amortization	—	3,826	831	7,128	—	11,785
Other operating activities	(445)	1,202	1,570	(314)	(2,891)	(878)

Net cash provided by (used in) operating activities	—	5,473	117	5,762	—	11,352
Additions to property, plant & equipment	—	(3,054)	(422)	(5,890)	—	(9,366)
Other investing activities	—	—	392	286	—	678

Net cash provided by (used in) investing activities	—	(3,054)	(30)	(5,604)	—	(8,688)
Net borrowings	—	(40)	—	(4,539)	—	(4,579)
Other financing activities	—	(502)	—	—	—	(502)

Net cash provided by (used in) financing activities	—	(542)	—	(4,539)	—	(5,081)
Exchange effect on cash	—	—	—	247	—	247

Increase (decrease) in cash	—	1,877	87	(4,134)	—	(2,170)
Cash at beginning of period	—	5,523	613	9,440	—	15,576

Cash at end of period	$—	$7,400	$700	$5,306	$—	$13,406

	Three months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(3,307)	$(3,307)	$1,333	$1,410	$564	$(3,307)
Depreciation and amortization	—	4,065	846	5,760	—	10,671
Other operating activities	3,307	4,453	(285)	(3,126)	(564)	3,785

Net cash provided by (used in) operating activities	—	5,211	1,894	4,044	—	11,149
Additions to property, plant & equipment	—	(8,392)	(531)	(11,378)	—	(20,301)
Other investing activities	—	14,034	(3,094)	(11,364)	—	(424)

Net cash provided by (used in) investing activities	—	5,642	(3,625)	(22,742)	—	(20,725)
Net borrowings	—	1,964	—	19,072	—	21,036
Other financing activities	—	(2,284)	1,930	(36)	—	(390)

Net cash provided by (used in) financing activities	—	(320)	1,930	19,036	—	20,646
Exchange effect on cash	—	—	—	73	—	73

Increase in cash	—	10,533	199	411	—	11,143
Cash at beginning of period	—	6,269	336	20,056	—	26,661

Cash at end of period	$—	$16,802	$535	$20,467	$—	$37,804

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

	Nine months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$2,647	$2,647	$12,215	$4,342	$(19,204)	$2,647
Depreciation and amortization	—	12,191	2,592	16,928	—	31,711
Other operating activities	(2,647)	(21,573)	(15,483)	1,818	19,204	(18,681)

Net cash provided by (used in) operating activities	—	(6,735)	(676)	23,088	—	15,677
Additions to property, plant & equipment	—	(7,378)	(1,026)	(23,588)	—	(31,992)
Other investing activities	—	—	1,893	738	—	2,631

Net cash provided by (used in) investing activities	—	(7,378)	867	(22,850)	—	(29,361)
Net borrowings	—	(115)	—	(13,762)	—	(13,877)
Other financing activities	—	(1,221)	—	—	—	(1,221)

Net cash provided by (used in) financing activities	—	(1,336)	—	(13,762)	—	(15,098)
Exchange effect on cash	—	—	—	422	—	422

Increase (decrease) in cash	—	(15,449)	191	(13,102)	—	(28,360)
Cash at beginning of period	—	22,849	509	18,408	—	41,766

Cash at end of period	$—	$7,400	$700	$5,306	$—	$13,406

	Nine months ended September 30, 2006
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(12,361)	$(12,361)	$4,618	$(8,010)	$15,753	$(12,361)
Depreciation and amortization	—	13,399	2,575	11,238	—	27,212
Other operating activities	12,361	29,671	(7,855)	(1,751)	(15,753)	16,673

Net cash provided by (used in) operating activities	—	30,709	(662)	1,477	—	31,524
Additions to property, plant & equipment	—	(31,251)	(808)	(22,498)	—	(54,557)
Other investing activities	—	(211,449)	(1,297)	134,751	—	(77,995)

Net cash provided by (used in) investing activities	—	(242,700)	(2,105)	112,253	—	(132,552)
Net borrowings	—	244,232	—	(93,566)	—	150,666
Other financing activities	—	(18,256)	3,002	—	—	(15,254)

Net cash provided by (used in) financing activities	—	225,976	3,002	(93,566)	—	135,412
Exchange effect on cash	—	—	—	178	—	178

Increase in cash	—	13,985	235	20,342	—	34,562
Cash at beginning of period	—	2,817	300	125	—	3,242

Cash at end of period	$—	$16,802	$535	$20,467	$—	$37,804

13 Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, holloware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net Sales
North American Glass	$140,983	$131,005	$412,672	$320,669
North American Other	29,410	27,821	87,335	83,381
International	35,783	28,108	97,801	77,289
Eliminations	(3,745)	(3,678)	(8,758)	(5,219)

Consolidated	$202,431	$183,256	$589,050	$476,120

EBIT
North American Glass	$11,318	$8,144	$38,802	$1,650
North American Other	3,243	1,681	11,293	4,822
International	1,679	(719)	(468)	3,058

Consolidated	$16,240	$9,106	$49,627	$9,530

Equity Earnings, included in EBIT above
North American Glass	$—	$—	$—	$—
North American Other	—	—	—	—
International	—	—	—	1,986

Consolidated	$—	$—	$—	$1,986

Depreciation & Amortization
North American Glass	$7,638	$7,219	$19,841	$17,005
North American Other	831	805	2,592	2,534
International	3,316	2,647	9,278	7,673

Consolidated	$11,785	$10,671	$31,711	$27,212

Capital Expenditures
North American Glass	$6,612	$8,637	$20,409	$21,426
North American Other	422	123	1,026	381
International	2,332	11,541	10,557	32,750

Consolidated	$9,366	$20,301	$31,992	$54,557

Reconciliation of EBIT to Net Income (Loss)
Segment EBIT	$16,240	$9,106	$49,627	$9,530
Interest expense	(16,956)	(15,551)	(48,949)	(29,360)
Benefit for income taxes	1,161	3,116	1,969	7,535
Minority interest income (loss)	—	22	—	(66)

Net income (loss)	$445	$(3,307)	$2,647	$(12,361)

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
Results of Operations — Third Quarter 2007 Compared with Third Quarter 2006
Dollars in thousands, except percentages and per-share amounts.

			Variance
Three months ended September 30,	2007	2006	In dollars	In percent

Net sales	$202,431	$183,256	$19,175	10.5%

Gross profit	$38,250	$31,568	$6,682	21.2%
Gross profit margin	18.9%	17.2%

Income from operations (IFO)	$14,679	$10,839	$3,840	35.4%
IFO margin	7.3%	5.9%

Earnings before interest and income taxes after minority interest adjustment (EBIT) (1)	$16,240	$9,128	$7,112	77.9%
EBIT margin	8.0%	5.0%

Earnings before interest, taxes, depreciation and amortization after minority interest adjustment (EBITDA) (1)	$28,025	$20,188	$7,837	38.8%
EBITDA margin	13.8%	11.0%

Net income (loss)	$445	$(3,307)	$3,752	113.5%
Net income (loss) margin	0.2%	(1.8)%

Diluted net income (loss) per share	$0.03	$(0.23)	$0.26	113.0%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
Net Sales
For the quarter ended September 30, 2007, net sales increased 10.5 percent to $202.4 million from $183.3 million in the year-ago quarter. The increase in net sales was broad-based and included a 27.3 percent growth in International sales, as shipments to Royal Leerdam and Crisal glassware customers increased more than 14.0 percent and Libbey China had a full quarter of shipments. In addition, North American Glass net sales increased 7.6 percent as the result of a more than 9.0 percent increase in shipments to U.S. and Canadian foodservice and retail glassware customers. Shipments of Crisa glassware were up over 5.0 percent. North American Other net sales increased 5.7 percent on the strength of increases of more than 7.0 percent in shipments of World Tableware® and Traex products.
Gross Profit
For the quarter ended September 30, 2007, gross profit increased by $6.7 million, or 21.2 percent, to $38.3 million, compared to $31.6 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 18.9 percent, compared to 17.2 percent in the year-ago quarter. The increase in gross profit and gross profit margin is primarily attributable to the higher sales and related margins and higher production activity. Partially offsetting these improvements was a $1.0 million increase in natural gas expense.

Income From Operations
We reported income from operations of $14.7 million during the quarter, compared to $10.8 million in the year-ago quarter. Income from operations as a percentage of net sales increased to 7.3 percent in the third quarter 2007, compared to 5.9 percent in the year-ago quarter. Factors contributing to the $3.8 million increase in income from operations and improved income from operations margin include higher gross profit (discussed above), offset by higher selling, general and administrative expenses primarily related to higher sales and a $0.8 million increase in equity compensation expense.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before interest and taxes (EBIT) increased by $7.1 million in the third quarter 2007, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 8.0 percent in the third quarter 2007, compared to 5.0 percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations. In addition, we recorded a $1.7 million currency translation gain, primarily related to fluctuations in the euro and peso, in the third quarter 2007 as compared to a currency translation loss of $0.3 million in the year-ago quarter.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $7.8 million to $28.0 million from $20.2 million in the year-ago quarter. As a percentage of net sales, EBITDA was 13.8 percent for the third quarter 2007, compared to 11.0 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under EBIT. Depreciation and amortization, adjusted for minority interest, increased by $0.7 million to $11.8 million, primarily due to the depreciation related to our new facility in China.
Net Income and Diluted Net Income Per Share
We recorded net income of $0.4 million, or $0.03 per diluted share, in the third quarter 2007, compared to a net loss of $3.3 million, or $0.23 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 0.2 percent in the third quarter 2007, compared to a net loss as a percentage of net sales of 1.8 percent in the year-ago quarter. The change from net loss to net income is driven primarily by the items discussed above under EBIT, offset by a $1.4 million increase in interest expense compared to the year-ago quarter resulting from the higher debt and higher average interest rates. The effective tax rate decreased to a negative 162.2 percent for the quarter ended September 30, 2007, compared to negative 48.3 percent in the year-ago quarter. This decrease was driven primarily by tax incentives and interest expense benefits related to the refinancing completed on June 16, 2006.
Results of Operations — First Nine Months 2007 Compared with First Nine Months 2006
Dollars in thousands, except percentages and per-share amounts.

			Variance
Nine months ended September 30,	2007	2006(2)	In dollars	In percent

Net sales	$589,050	$476,120	$112,930	23.7%

Gross profit	$114,854	$81,886	$32,968	40.3%
Gross profit margin	19.5%	17.2%

Income from operations (IFO)	$45,582	$9,788	$35,794	365.7%
IFO margin	7.7%	2.1%

Earnings before interest and income taxes after minority interest adjustment (EBIT) (1)	$49,627	$9,464	$40,163	424.4%
EBIT margin	8.4%	2.0%

Earnings before interest, taxes, depreciation and amortization, after minority interest adjustment (EBITDA) (1)	$81,338	$36,512	$44,826	122.8%
EBITDA margin	13.8%	7.7%

Net income (loss)	$2,647	$(12,361)	$15,008	121.4%
Net income (loss) margin	0.4%	(2.6)%

Diluted net income (loss) per share	$0.18	$(0.87)	$1.05	120.7%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax special charges of $20.0 million related to Crisa restructuring and write-off of finance fees (see Note 6).
Net Sales
For the nine months ended September 30, 2007, sales increased 23.7 percent to $589.0 million from $476.1 million in the year-ago period. This increase in net sales was attributable to the consolidation of Crisa, the Company’s former joint venture in Mexico, a 16.6 percent increase in net sales to export customers outside of North America and increases of 5.6 percent in shipments to U.S. and Canadian foodservice and retail glassware customers resulting in a 28.7 percent growth in North American Glass. International net sales grew 26.5 percent as 2007 included Libbey China shipments. Net sales to Royal Leerdam and Crisal customers each increased over 19.0 percent compared to the first nine months of 2006. North American Other net sales increased 4.7 percent on the strength of higher net sales of World Tableware® products.
Gross Profit
For the nine months ended September 30, 2007, gross profit increased by $33.0 million, or 40.3 percent, compared to the year-ago period. For the nine months ended September 30, 2007, gross profit as a percentage of net sales increased to 19.5 percent, compared to 17.2 percent in the year-ago period. Contributing to the increase in gross profit and gross profit margin is the consolidation of Crisa, higher sales and higher production activity. In addition, the first nine months of 2006 included an inventory write-down of $2.5 million related to the Crisa restructuring. Partially offsetting these improvements were higher distribution expenses, higher natural gas expense and expenses related to the start-up of our new facility in China.
Income From Operations
Income from operations was $45.6 million during the first nine months of 2007, compared to income from operations of $9.8 million during the year-ago period. IFO as a percentage of net sales increased to 7.7 percent in the first nine months of 2007, compared to 2.1 percent in the year-ago period. Contributing to the increase in income from operations and income from operations margin is the higher gross profit and gross profit margin (discussed above) offset by higher selling, general and administrative expenses primarily due to the consolidation of Crisa, higher net sales and a $2.1 million increase in equity compensation expense. In addition, the year-ago period included a fixed asset charge of $12.6 million related to the Crisa restructuring.
Earnings Before Interest and Income Taxes (EBIT)
EBIT for the first nine months of 2007 increased by $40.1 million to $49.6 million from $9.5 million in the year-ago period. EBIT as a percentage of net sales increased to 8.4 percent in the first nine months of 2007, compared to 2.0 percent in the year-ago period. The contributors to the improvement in EBIT compared to the prior period are the same as those discussed above under Income from Operations. In addition, we recognized a $1.1 million gain on the sale of excess land in Syracuse, N.Y. during the first quarter of 2007. We also recorded a currency translation gain of $2.1 million for the nine months of 2007, compared to a currency translation loss of $0.6 million in the year-ago period and a decrease of approximately $2.4 million in charges related to the ineffectiveness on our natural gas contracts as compared to the year-ago period.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $44.8 million, or 122.8 percent, to $81.3 million for the nine months ended September 30, 2007, compared to the year-ago period. As a percentage of net sales, EBITDA was 13.8 percent in the nine months ended September 30, 2007, compared to 7.7 percent in the prior year period. The key contributors to the increase in EBITDA were those factors discussed above under EBIT. Depreciation and amortization, adjusted for minority interest, increased by $4.7 million to $31.7 million primarily due to the consolidation of Crisa and depreciation related to our new facility in China.

Net Income and Diluted Net Income Per Share
We recorded net income of $2.6 million, or $0.18 per diluted share, for the nine months ended September 30, 2007, compared to a net loss of $12.4 million, or $0.87 per diluted share, for the nine months ended September 30, 2006. Net income as a percentage of net sales was 0.4 percent for the nine months ended September 30, 2007, compared to net loss as a percentage of net sales of 2.6 percent for the year-ago period. The change from net loss to net income is driven primarily by the items discussed above under EBIT. A $19.6 million increase in interest expense compared to the year-ago period is a result of the refinancing consummated on June 16, 2006, which resulted in higher debt from the purchase of Crisa and higher average interest rates. The effective tax rate decreased to a negative 290.4 percent for the nine months ended September 30, 2007, compared to a negative 38.0 percent for the nine months ended September 30, 2006. This decrease was driven primarily by tax incentives and interest expense benefits related to the refinancing completed on June 16, 2006.
Segment Results of Operations

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
Dollars in thousands	2007	2006	In Dollars	In Percent	2007	2006	In Dollars	In Percent

Net Sales:
North American Glass	$140,983	$131,005	$9,978	7.6%	$412,672	$320,669	$92,003	28.7%
North American Other	29,410	27,821	1,589	5.7%	87,335	83,381	3,954	4.7%
International	35,783	28,108	7,675	27.3%	97,801	77,289	20,512	26.5%
Eliminations	(3,745)	(3,678)			(8,758)	(5,219)

Consolidated	$202,431	$183,256	$19,175	10.5%	$589,050	$476,120	$112,930	23.7%

EBIT (after minority interest adjustment):
North American Glass	$11,318	$8,144	$3,174	39.0%	$38,802	$1,650	$37,125	2251.6%
North American Other	3,243	1,681	1,562	92.9%	11,293	4,822	6,471	134.2%
International	1,679	(697)	2,376	(340.9)%	(468)	2,992	(3,460)	(115.6)%

Consolidated	$16,240	$9,128	$7,112	77.9%	$49,627	$9,464	$40,163	424.4%

Segment Results of Operations – Third Quarter 2007 Compared to Third Quarter 2006
North American Glass
For the quarter ended September 30, 2007, net sales increased 7.6 percent to $141.0 million from $131.0 million in the year-ago quarter. Of the total increase in net sales, approximately 4.8 percent relates to shipments to foodservice and retail customers and 2.1 percent is attributable to Crisa.
EBIT increased by $3.2 million for the third quarter 2007, compared to the year-ago quarter. EBIT, as a percentage of net sales, increased to 8.0 percent in the third quarter 2007, compared to 6.2 percent in the year-ago quarter. The key contributors to the improvement in EBIT compared to the year-ago quarter were the impact of higher net sales and operating activity in the North American Glass operations of $1.1 million and a $3.2 million increase in non-operating income primarily related to foreign currency translation gains and non-recurring charges on Crisa’s prior year natural gas contracts. Partially offsetting these improvements were higher selling, general and administrative expenses of $1.5 million resulting from the increased net sales and higher equity compensation expense.

North American Other
For the quarter ended September 30, 2007, net sales increased 5.7 percent to $29.4 million from $27.8 million in the year-ago quarter. Of the total increase in net sales, approximately 8.3 percent relates to shipments of World Tableware® products and 1.4 percent relates to Traex® products. These increases were offset by a decline of 4.4 percent in shipments of Syracuse China® products.
EBIT increased by $1.6 million for the third quarter of 2007, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 11.0 percent in the third quarter 2007 compared to 6.0 percent in the year-ago quarter. The key contributors to the increased EBIT were increased shipments of World Tableware® products of $2.0 million offset by a $0.6 million increase in selling, general and administrative expenses resulting from the increased net sales.
International
For the quarter ended September 30, 2007, net sales increased 27.3 percent to $35.8 million from $28.1 million in the year-ago quarter. Of the total increase in net sales, approximately 11.8 percent is attributable to shipments to customers of Royal Leerdam and Crisal, approximately 8.4 percent relates to shipments from Libbey China, and approximately 7.8 percent relates to a stronger euro compared to the year-ago quarter.
EBIT increased by $2.4 million for the third quarter of 2007, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 4.7 percent in the third quarter 2007, compared to negative 2.5 percent in the year-ago quarter. The increase in EBIT was primarily due to increased net sales and operating activity at Royal Leerdam and Crisal of $3.5 million, offset by increased natural gas costs of $1.0 million.
Segment Results of Operations – First Nine Months 2007 Compared to First Nine Months 2006
North American Glass
For the nine months ended September 30, 2007, net sales increased 28.7 percent to $412.7 million from $320.7 million in the year-ago period. Of the total increase in net sales, approximately 21.5 percent is attributable to the consolidation of Crisa, approximately 1.0 percent relates to shipments to export customers outside of North America, approximately 2.9 percent relates to shipments to retail glassware customers, and approximately 2.6 percent relates to shipments to foodservice and industrial glassware customers.
EBIT increased by $37.1 million for the first nine months of 2007, compared to the year-ago period. EBIT, as a percentage of net sales, increased to 9.4 percent in the first nine months of 2007, compared to 0.5 percent in the year-ago period. The key contributors to the improvement in EBIT were the consolidation of Crisa of approximately $9.1 million, the impact of higher net sales and operating activity in North American Glass operations of $13.6 million, and a $4.6 million increase in non-operating income primarily related to foreign currency translation gains and non-recurring charges on Crisa’s prior year natural gas contracts. Partially offsetting these improvements were higher North American Glass selling, general and administrative expenses of $6.2 million resulting from the increased net sales and higher equity compensation expense. The year-ago period included a fixed asset charge and inventory write-down of $15.1 million related to the Crisa restructuring.
North American Other
For the nine months ended September 30, 2007, net sales increased 4.7 percent to $87.3 million from $83.4 million in the year-ago period. The increase in net sales was primarily attributable to increased shipments of World Tableware® products.
EBIT increased by $6.5 million for the first nine months of 2007, compared to the year-ago period. EBIT as a percentage of net sales increased to 12.9 percent in the first nine months of 2007, compared to 5.8 percent in the year-ago period. The key contributors to the increased EBIT were higher sales of World Tableware® products of approximately $3.3 million, significantly higher operating activity levels at Syracuse China of $2.8 million, higher net sales and operating activity at Traex of $0.4 and a $1.1 million gain on the sale of excess land at Syracuse China. Partially offsetting these improvements were higher North American Other selling, general and administrative expenses of $1.4 million resulting from the increased net sales.
International
For the nine months ended September 30, 2007, net sales increased 26.5 percent to $97.8 million from $77.3 million in the year-ago period. Of the total increase in net sales, approximately 13.6 percent is attributable to an increase in shipments to customers of Royal Leerdam and Crisal, approximately 5.9 percent relates to shipments from Libbey China, and approximately 7.9 percent relates to a stronger euro compared to the year-ago period.

EBIT decreased by $3.5 million for the first nine months of 2007, compared to the year-ago period. EBIT as a percentage of net sales decreased to a negative 0.5 percent in the first nine months of 2007, compared to 4.0 percent in the year-ago period. The key contributors to the decline in EBIT are start-up costs at Libbey China of approximately $2.4 million, higher natural gas costs in Europe of approximately $2.3 million, a $2.0 million reduction in equity earnings from our 49 percent ownership in Crisa prior to the acquisition of the remaining 51 percent in June of 2006 and a $1.6 million increase in selling, general and administrative expenses related to the increased net sales. These reductions were offset by increased net sales and operating activity at Royal Leerdam and Crisal of $4.0 million.
Capital Resources and Liquidity
Balance Sheet and Cash flows
Cash and Equivalents
At September 30, 2007, our cash balance decreased $28.4 million to $13.4 million from $41.8 million on December 31, 2006, and decreased $2.2 million from June 30, 2007. We used a large portion of the cash to repay debt under the ABL Facility.
Working Capital
The following table presents working capital components:

(Dollars in thousands,			Variance to			Variance to
except percentages and			September 30, 2007			September 30, 2007
DSO, DIO, DPO and DWC)	September 30, 2007	June 30, 2007	In dollars	In percent	December 31, 2006	In dollars	In percent

Accounts receivable — net	$108,993	$108,441	$552	0.5%	$96,783	$12,210	12.6%
DSO (1)(6)	49.6	50.5			46.3

Inventories — net	$185,776	$175,169	$10,607	6.1%	$159,123	$26,653	16.7%
DIO (2)(6)	84.5	81.6			76.1

Accounts payable	$71,824	$65,359	$6,465	9.9%	$67,493	$4,331	6.4%
DPO (3)(6)	32.7	30.5			32.3

Working capital (4)	$222,945	$218,251	$4,694	2.2%	$188,413	$34,532	18.3%
DWC (5)(6)	101.4	101.7			90.1
Percentage of net sales (6)	27.8%	27.9%			24.7%

DSO, DIO and DWC are calculated using last twelve months’ net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay our accounts payable.

(4)	Working capital is defined as accounts receivable and inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	The calculations for June 30, 2007, and December 31, 2006, include Crisa pro forma net sales.
Working capital (defined as accounts receivable and inventories less accounts payable) was $222.9 million at September 30, 2007. Working capital increased $4.7 million from June 30, 2007, and $34.5 million from December 31, 2006. Working capital as a percentage of net sales increased from 26.1 percent in the year-ago quarter to 27.8 percent in the third quarter of 2007. These increases are the result of normal seasonal increases in working capital and the building of working capital for our new plant in China.

Borrowings
The following table presents our total borrowings:

(Dollars in thousands)	Interest Rate	Maturity Date	September 30, 2007	December 31, 2006

Borrowings under ABL facility	floating	December 16, 2010	$12,845	$46,210
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	118,238	109,480
Promissory note	6.00%	October 2007 to September 2016	1,870	1,985
Notes payable	floating	October 2007	1,637	226
RMB loan contract	floating	July 2012 to January 2014	33,350	32,050
RMB working capital loan	floating	March 2010	6,670	—
Obligations under capital leases	floating	October 2007 to May 2009	1,150	1,548
BES Euro line	floating	January 2010 to January 2014	15,466	—
Other debt	floating	September 2009	1,388	1,954

Total borrowings			$498,614	$499,453

(1)	See Interest Rate Protection Agreements in Derivatives section below and Note 5.

(2)	Additional PIK notes were issued on June 1, 2007, to pay the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.
We had total borrowings of $498.6 million at September 30, 2007, compared to total borrowings of $499.5 million at December 31, 2006. The $0.8 million decrease in borrowings was primarily the result of the $28.4 million reduction of cash on our balance sheet (discussed above), offset by the ($13.7) million free cash flow for the first nine months of 2007 (discussed below), and an increase due to the foreign exchange impact on non-U.S. based debt. In addition, $8.8 million of PIK Notes were issued on June 1, 2007 to pay the semi-annual interest on the PIK Notes.
Of our total indebtedness, $178.5 million is subject to fluctuating interest rates at September 30, 2007. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.
Included in interest expense is the amortization of discounts and warrants on the Senior Notes and PIK Notes and financing fees of $1.4 million and $4.2 million for the three months and nine months ended September 30, 2007, respectively.
Cash Flow
The following table presents key drivers to free cash flow for the third quarter:

(Dollars in thousands, except percentages)			Variance
Three months ended September 30,	2007	2006	In dollars	In percent

Net cash provided by operating activities	$11,352	$11,149	$203	1.8%
Capital expenditures	(9,366)	(20,301)	(10,935)	(53.9)%
Acquisitions and related costs	—	(424)	(424)	100.0%
Proceeds from asset sales and other	678	—	678	100.0%

Free cash flow (1)	$2,664	$(9,576)	$12,240	127.8%

(1)	We believe that free cash flow (net cash provided by operating activities, less capital expenditures and acquisitions and related costs, plus proceeds from asset sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $11.3 million in the third quarter of 2007, compared to net cash provided by operating activities of $11.1 million in the year-ago quarter, or an increase of $0.2 million.

The net cash used by financing activities of $5.1 million in the third quarter of 2007 was primarily related to repayments of borrowings under our ABL facility. The net cash provided by financing activities of $20.6 million in the third quarter of 2006 was primarily related to borrowings under our China Construction loan.
Our free cash flow was $2.7 million during the third quarter 2007, compared to $(9.6) million in the year-ago quarter, an improvement of $12.3 million. The primary contributor to this improvement was a $10.9 million reduction in capital expenditures, primarily related to the construction of our new plant in China.
The following table presents key drivers to free cash flow for the first nine months:

(Dollars in thousands, except percentages)	`		Variance
Nine months ended September 30,	2007	2006	In dollars	In percent

Net cash provided by operating activities	$15,677	$31,524	$(15,847)	(50.3)%
Capital expenditures	(31,992)	(54,557)	(22,565)	(41.4)%
Acquisitions and related costs	—	(77,995)	77,995	100.0%
Proceeds from asset sales and other	2,631	—	2,631	100.0%

Free cash flow (1)	$(13,684)	$(101,028)	$87,344	86.5%

(1)	We believe that free cash flow (net cash provided by operating activities, less capital expenditures and acquisitions and related costs, plus proceeds from asset sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful
Our net cash provided by operating activities was $15.7 million in the first nine months of 2007, compared to $31.5 million in the year-ago period, or a decrease of $15.8 million. The major components impacting cash flow from operations were an increase in earnings offset by a $13.6 million increase in cash interest expense, an increase in working capital, higher pension contributions, income tax refunds received in 2007 and non-cash special charges included in the prior year of $15.1 million resulting from the purchase of Crisa.
Net cash used from financing activities was a $15.1 million during the first nine months of 2007, compared to $135.4 million net cash provided by financing activities in 2006. The 2007 net cash used in financing activities is primarily attributable to the repayment of borrowings under our ABL facility offset by new working capital facilities in Europe and China. The 2006 net cash provided by financing activities resulted from the additional debt issued for the acquisition of Crisa and the construction of our production facility in China.
Our free cash flow was $(13.7) million during the first nine months of 2007, compared to $(101.0) million in the year-ago period, an improvement of $87.3 million. The primary contributors to this change were the purchase of Crisa in the second quarter of 2006 for $78.0 million, the change in net cash used in operating activities as discussed above, a $22.6 million decrease in capital expenditures (driven by a reduction in spending resulting from the completion of construction of our new facility in China in 2006), and proceeds from asset sales and other items of $2.6 million, primarily attributable to the sale of excess land in Syracuse, N.Y.
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

During the second quarter of 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008, related to the Crisa acquisition.
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
Outlook
We expect fourth quarter sales to be in the range of $218 million to $223 million, resulting in annual sales of $807 million to $812 million. EBITDA is expected to be between $25 million and $28 million in the fourth quarter of 2007, resulting in EBITDA for the full year 2007 of approximately $106 million to $109 million.
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
Table 1
Reconciliation of net income (loss) to EBIT and EBITDA

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income (loss)	$445	$(3,307)	$2,647	$(12,361)
Add: Interest expense	16,956	15,551	48,949	29,360
Add: Benefit for income taxes	(1,161)	(3,116)	(1,969)	(7,535)

Earnings before interest and income taxes (EBIT)	16,240	9,128	49,627	9,464
Add: Depreciation and amortization (adjusted for minority interest)	11,785	11,060	31,711	27,048

Earnings before interest, taxes, deprecation and amortization, after minority interest adjustment (EBITDA)	$28,025	$20,188	$81,338	$36,512

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
Table 2

Reconciliation of net cash provided by operating activities to free cash flow

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net cash provided by operating activities	$11,352	$11,149	$15,677	$31,524
Capital expenditures	(9,366)	(20,301)	(31,992)	(54,557)
Acquisitions and related costs	—	(424)	—	(77,995)
Proceeds from asset sales and other	678	—	2,631	—

Free cash flow	$2,664	$(9,576)	$(13,684)	$(101,028)

We define free cash flow as net cash provided by operating activities less capital expenditures and acquisition-related costs, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.
We believe that free cash flow is important supplemental information for investors in evaluating cash flow performance in that it provides insight into the cash flow available to fund such things as discretionary debt service, acquisitions and other strategic investment opportunities. It is a measure of performance we use to internally evaluate the overall performance of the business.
Free cash flow is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities recorded under U.S. GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.
Table 3

Reconciliation of working capital

(Dollars in thousands)	September 30, 2007	December 31, 2006

Accounts receivable (net)	$108,993	$96,783
Plus: Inventories (net)	185,776	159,123
Less: Accounts payable	71,824	67,493

Working capital	$222,945	$188,413

We define working capital as accounts receivable (net) plus inventories (net) less accounts payable.
We believe that working capital is important supplemental information for investors in evaluating liquidity in that it provides insight into the availability of net current resources to fund our ongoing operations. Working capital is a measure used by management in internal evaluations of cash availability and operational performance.
Working capital is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Working capital is neither intended to represent nor be an alternative to any measure of liquidity and operational performance recorded under U.S. GAAP. Working capital may not be comparable to similarly titled measures reported by other companies.

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
Interest Rates
We are exposed to market risks associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $178.5 million of debt subject to fluctuating interest rates at September 30, 2007. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All counterparties were rated AA- or better as of September 2007, by Standard and Poors.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 60 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counter parties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counter parties. All counterparties were rated AA- or better as of September 2007, by Standard and Poors.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, (the “Exchange Act”) reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to achieve the objectives of our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	An inability to meet targeted production and profit margin goals in connection with the operation of our new production facility in China could result in significant additional costs or lost sales.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(1)

July 1 to July 31, 2007	—	—	—	1,000,000
August 1 to August 31, 2007	—	—	—	1,000,000
September 1 to September 30, 2007	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.

Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.
Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.01 to Registrant’s Form 8-K filed February 7, 2005 and incorporated herein by reference).

4.1	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.3	Form of Floating Rate Senior Secured Note due 2011. (filed as Exhibit 4.3 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers named therein. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.5	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.6	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011. (filed as Exhibit 4.6 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.7	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto. (filed as Exhibit 4.9 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

Exhibit
Number	Description
10.1	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.

Date: November 9, 2007	By /s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer (duly authorized principal financial officer)