Form 10-K
period 2007-12-31
LIBBEY INC
filed 2008-03-17
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☑
     The aggregate market value (based on the consolidated tape closing price on June 29, 2007) of the voting stock beneficially held by non-affiliates of the registrant was approximately $308,374,534. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
     The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 29, 2008 was 14,596,691.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2008 (“Proxy Statement”).
     Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2007 Annual Report to Shareholders where indicated.

     This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Libbey desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “believe,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
PART I
ITEM 1. BUSINESS
General
     Libbey Inc. (Libbey or the Company) is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our LIBBEY®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Traex® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items for sale primarily in the foodservice, retail, business-to-business and industrial markets. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), we manufacture and market high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Crisal), we manufacture glass tableware in Portugal and market it worldwide. We also manufacture and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China. Through our World Tableware subsidiary, we import and sell metal flatware, hollowware and serveware and ceramic dinnerware. We design, manufacture and distribute an extensive line of plastic items for the foodservice industry under the Traex® brand name through our subsidiary Traex Company. We are the largest glass tableware manufacturer in Latin America through our Crisa subsidiary that goes to market under the Crisa® brand name. We have a new state-of-the-art glass tableware manufacturing facility in China that has been operational since the first quarter of 2007. See note 21 to the Consolidated Financial Statements for segment information.
     Our website can be found at www.libbey.com. We make available, free of charge, at this website all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports. These reports are made available on our website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission and can also be found at www.sec.gov.
Growth Strategy
     Our vision is to be the premier provider of tabletop glassware and related products worldwide. To achieve this vision, we have a growth strategy that emphasizes internal growth as well as growth in low-cost countries through acquired businesses and green meadow facilities. Having completed the acquisition of Crisa and construction of our new glass tableware manufacturing facility in China in 2006, we focused on internal growth and positioning Libbey to improve its capital structure during 2007.
     We continue to focus on our strong brand recognition and identity. We understand that our customers are key to our success. Therefore, we continue to assist our customers by providing new product development and improved service and support. New product development continues to be an essential competency of the company, creating excitement for our customers in all trade areas, around the world. Libbey introduced over 400 distinct new shapes worldwide in 2007, coupled with many additional sizes, decorations, color variations and packaging alternatives for our discriminating customers. In addition, our expanded manufacturing platform in Mexico, Portugal and China provide a cost-competitive source of glass tableware, enabling us to grow our tableware business in North American and International markets, including in Asia-Pacific markets, where we except to continue to grow rapidly.

Products
     Our tableware products consist of glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, ashtrays, bud vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. Our subsidiary Royal Leerdam sells high-quality stemware. Crisal sells glass tableware, mainly tumblers, stemware and glassware accessories. Crisa’s glass tableware product assortment includes the product types produced by Libbey as well as glass bakeware and handmade glass tableware. In addition, Crisa products include blender jars, washing machine windows, meter covers and other industrial glassware sold principally to original equipment manufacturers. Through our Syracuse China and World Tableware subsidiaries, we sell a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, chafing dishes, pitchers and other metal tableware accessories. Through our Traex subsidiary, we sell a wide range of plastic products. These include warewashing and storage racks, trays, dispensers and organizers for the foodservice industry.
     We also have an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada to foodservice users. Luigi Bormioli, based in Italy, is a highly regarded supplier of high-end glassware used in the finest eating and drinking establishments.
Customers
     The customers for our tableware products include approximately 500 foodservice distributors in the U.S. and Canada. In the retail market, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores. In addition, our industrial market primarily includes customers that use glass containers for candle and floral applications, gourmet food packaging companies, and various OEM applications. In Mexico, we sell to retail mass merchants and wholesale distributors, as well as candle and food packers, and various OEM users of custom molded glass. In Europe, we market glassware to approximately 60 distributors and decorators that service the highly developed business-to-business channel, which includes large breweries and distilleries, for which products are decorated with company logos for promotional and resale purposes. We also have other customers who use our products for promotional or other private uses. In China, we sell to distributors and wholesalers. No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.
Sales, Marketing and Distribution
     Approximately 80 percent of our sales are to customers located in North America, and 20 percent of our sales are to customers located outside of North America. For segment information for the last three fiscal years, see note 21 to the Consolidated Financial Statements. We sell our products to over 100 countries around the world, competing in the tableware markets of Latin America, Asia and Europe, as well as North America.
     We have our own sales staff of professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products.
     We also have a marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, the Netherlands and China. They engage in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.
     We operate distribution centers located at or near each of our manufacturing facilities (see Properties section). In addition, we operate distribution centers for our Crisa-supplied products in Laredo, Texas; for our World Tableware and Traex products in West Chicago, Illinois; and for our glass tableware products in Mira Loma, California. We also operate a distribution center for many of our products at Gorinchem, in the Netherlands. The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable us to supply significant quantities of our product to virtually all of our customers on a timely and cost effective basis.

     The majority of our sales are in the foodservice, retail, business-to-business and industrial markets, which are further detailed below.
     Foodservice
     We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice market. Syracuse China, World Tableware and Traex are recognized as long-established suppliers of high-quality ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items, respectively. They are among the leading suppliers of their respective product categories to foodservice end users. The majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors, in turn, sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars and restaurants, and casinos.
     Retail
     Our primary customers in the retail market are national and international mass merchants. In recent years, we have been able to increase our retail sales by increasing our sales to specialty housewares stores. Royal Leerdam and Crisa sell to similar retail clients in Europe and Mexico, while Crisal is increasingly positioned with retailers on the Iberian Peninsula. With this expanded retail representation, we are better positioned to successfully introduce profitable new products. We also operate outlet stores located at or near the majority of our manufacturing locations. In addition, we sell selected items on the internet at www.libbey.com.
     Business-to-Business
     Royal Leerdam and Crisal supply glassware to the business-to-business channel of distribution in Europe. Customers in this channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale.
     Industrial
     We are a major supplier of glassware for industrial markets in the U.S. and Mexico. Industrial uses primarily include candle, floral applications and blender jars as well as washing machine windows and meter covers. The craft industries and gourmet food packing companies are also industrial consumers of glassware. We have expanded our sales to industrial users by offering ceramic and metalware items.
Seasonality
     Primarily due to the impact of consumer buying patterns and production activity, our operating income, excluding special charges, tends to be stronger in the second and fourth quarters and weaker in the first and third quarters of each year. In addition, our cash flow from operations tends to be stronger in the second half of the year and weaker in the first half of the year due to seasonal working capital needs.
Backlog
     As of December 31, 2007, our backlog was approximately $41.4 million, compared to approximately $41.1 million at December 31, 2006. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or cancelled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.
Manufacturing and Sourcing
     In North America, we currently own and operate three glass tableware manufacturing plants - two in the United States (one in Toledo, Ohio and one in Shreveport, Louisiana) and one in Monterrey, Mexico. Additionally, we own and operate a ceramic dinnerware plant in Syracuse, New York, and a plastics plant in Dane, Wisconsin. In Europe, we own and operate two glass tableware manufacturing plants — one in Leerdam, the Netherlands, and the other in Marinha Grande, Portugal. In Asia, we own and operate a new glass tableware production facility in Langfang, China, from which we began shipping product in March 2007.

     The manufacture of our tableware products involves the use of automated processes and technologies. We design much of our glass tableware production machinery, and we continuously refine it to incorporate technological advances to create competitive advantage. We believe that our production machinery and equipment continue to be adequate for our needs in the foreseeable future, but we continue to invest in ways to further improve our production efficiency and reduce our cost profile.
     Our glass tableware products generally are produced using one of two manufacturing methods or, in the case of certain stemware, a combination of such methods. Most of our tumblers, stemware and other glass tableware products are produced by forming molten glass in molds with the use of compressed air. These products are known as “blown” glass products. Our other glass tableware products and the stems of certain stemware are “pressware” products, which are produced by pressing molten glass into the desired product shape.
     Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at our Syracuse, New York, production facility or imported primarily from China and Bangladesh. We source all metal flatware and metal hollowware through our World Tableware subsidiary, primarily from China. Plastic products are also produced through the molding of raw materials into the desired shape and are manufactured at our Dane, Wisconsin, production facility or imported primarily from Taiwan and China.
     To assist in the manufacturing process, we employ a team of engineers whose responsibilities include efforts to improve and upgrade our manufacturing facilities, equipment and processes. In addition, they provide engineering required to manufacture new products and implement the large number of innovative changes continuously being made to our product designs, sizes and shapes. See “Research and Development” below for additional information.
Materials
     Our primary materials are sand, lime, soda ash, corrugated packaging, clay, resins and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is a primary source of energy in most of our production processes, and variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts to partially mitigate this impact. In addition, resins are a primary source of materials for our Traex operation, and, historically, the price for resins has fluctuated, directly impacting our profitability. We also experience fluctuations in the cost to deliver materials to our facilities, and such changes may affect our earnings.
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
     We employ a team of engineers, in addition to external consultants, to conduct research and development. During the last three years, our expenditures on research and development activities related to new and/or improved products and processes were $1.5 million in 2007, $2.3 million in 2006, and $2.4 million in 2005. These costs were expensed as incurred.
Patents, Trademarks and Licenses
     Based upon market research and surveys, we believe that our trade names and trademarks, as well as our product shapes and styles, enjoy a high degree of consumer recognition and are valuable assets. We believe that the Libbey®, Syracuse® China, World® Tableware, Crisa®, Royal Leerdam® and Traex® trade names and trademarks are material to our business.
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
     Competitors in glass tableware include, among others:
•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide;

•	Pasabahce (a unit of Sisecam, a Turkish Company), which manufactures glass tableware at various sites throughout the world and sells to retail and foodservice customers worldwide;

•	Anchor Hocking and Indiana Glass Company (both of which are owned by Monomoy Capital Partners, L.P.), which manufacture and distribute glass beverageware, industrial products, and bakeware primarily to retail, foodservice and industrial markets.

•	Oneida Ltd., which sources glass tableware from foreign manufacturers;

•	Bormioli Rocco group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and

•	Various sourcing companies.
     Other materials such as plastics also compete with glassware.
     Competitors in U.S. ceramic dinnerware include, among others:
•	Homer Laughlin;

•	Oneida Ltd.;

•	Steelite; and

•	Various sourcing companies.
     Competitors in metalware include:
•	Oneida Ltd.;

•	Walco, Inc.; and

•	Various sourcing companies.
     Competitors in plastic products are, among others:
•	Cambro Manufacturing Company;

•	Carlisle Companies Incorporated; and

•	Various sourcing companies.

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
     In connection with the closure of our City of Industry, California, glassware manufacturing facility, on December 30, 2004, we sold the property on which the facility was located to an entity affiliated with Sares-Regis Group, a large real estate development and investment firm. Pursuant to the purchase agreement, the buyer leased the property back to us in order to enable us to cease operations, to relocate equipment to our other glassware manufacturing facilities, to demolish the improvements on the property and to remediate certain environmental conditions affecting the property. All demolition and required remediation were completed by December 31, 2005, and the lease was terminated on that date. We have agreed to indemnify the buyer for hazardous substances located on, in, or under, or migrating from, the property prior to December 31, 2005. We do not expect to incur any significant future losses related to this site.
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
     Capital expenditures for property, plant and equipment for environmental control activities were not material during 2007. We believe that we are in material compliance with applicable federal, state and local environmental laws, and we are not aware of any regulatory initiatives that are expected to have a material effect on our products or operations.
Employees
     Our employees are vital to achieving our vision to be “the premier provider of tabletop glassware and related products worldwide” and our mission “to create value by delivering quality products, great service and strong financial results through the power of our people worldwide.” We strive to achieve our vision and mission through our values of customer focus, performance, continuous improvement, teamwork, respect and development.
     We employed approximately 7,442 persons at December 31, 2007. Approximately 60 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2008. The agreement with our unionized employees at our Syracuse China facility expires on May 15, 2009. The agreement covering approximately 30 hourly employees at our Mira Loma, California distribution center expires on November 15, 2009, and agreements with our unionized employees in Toledo, Ohio expire on September 30, 2010. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2008.
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
     Our business is affected by the health of the retail, travel, restaurant, bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and may decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, demand for our products in the foodservice industry, which is critical to our success, was significantly impacted by the events of

September 11, 2001. In addition, demand for glassware in some of the industrial markets that we supply has declined in recent years. This decline is due, in part, to a decrease in retail sales of candle items by candle item manufacturers for whom we supply glassware. Demand for glassware with external enamel decorations that we supply to the foodservice, retail and premium channels and for undecorated glassware that buyers decorate and redistribute to retail and industrial customers also has decreased as a result of marketplace confusion related to California’s Proposition 65. Proposition 65 requires that clear and reasonable warnings be given in connection with the sale or distribution of products that expose consumers to certain chemicals, such as the lead contained in some enamels used to decorate glassware, that the State of California has determined either are carcinogenic or pose a risk of reproductive toxicity. We have received claims from retailers for indemnification in litigation relating to Proposition 65, and, in order to avoid litigation expenses, we have agreed to pay an immaterial amount to settle one such claim. Further declines in these sectors may lead to continued adverse effect on our results of operations. The long-term effects of events or trends such as these could include, among other things, a protracted decrease in demand for our products. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our results of operations and financial condition.
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
     Competitors in glass tableware include, among others:
•	Imports from around the world, including varied and numerous factories from China;

•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide;

•	Pasabahce (a unit of Sisecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to all sectors of the glass industry worldwide;

•	Oneida Ltd., which sources glass tableware from foreign manufacturers;

•	Anchor Hocking and Indiana Glass Company (both of which are owned by Monomoy Capital Partners, L.P.), which manufacture and distribute glass beverageware, industrial products and bakeware to retail, foodservice and industrial markets;

•	Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and

•	Numerous other sourcing companies.
     In addition, tableware made of other materials such as plastics competes with glassware.
     Some of our competitors have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs may also be higher than those of some foreign producers of glass and ceramic tableware. We may not be successful in managing our labor and energy costs or gaining operating efficiencies that may be necessary to remain competitive. In addition, our products may be subject to competition from low-cost imports that intensify the price competition we face in our markets. Finally, we may need to increase incentive payments in our marketing incentive programs in order to remain competitive. Increases in these payments would adversely affect our operating margins.
     Competitors in the U.S. market for ceramic dinnerware include, among others: Homer Laughlin; Oneida Ltd.; Steelite; and various sourcing companies. Competitors in metalware include, among others: Oneida Ltd.; Walco, Inc.; and various sourcing companies. Competitors in plastic products include, among others: Cambro Manufacturing Company; Carlisle Companies Incorporated; and various sourcing companies. In Mexico, where a larger portion of our sales are in the retail market, our primary competitors include imports from foreign manufacturers located in countries such as China, France, Italy and Colombia, and Vidriera Santos and Vitro Par

in the candle category. Competitive pressures from these competitors and producers could adversely affect our results of operations and financial condition.
International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.
     Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as changes in foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of these agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports, together with the raising or lowering of tariff rates, could affect the level of competition between our foreign competitors and us. Foreign competition has, in the past, and may, in the future, result in increased low-cost imports that drive prices downward. The World Trade Organization met in November 2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out all forms of export subsidies and substantially reducing trade-distorting domestic support. The current range of tariff rates applicable to glass tableware products that are imported into the U.S. and are of the type we manufacture in North America is approximately 21.0 percent. However, any negative changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the World Trade Organization’s Doha round of negotiations, could have an adverse effect on our financial condition and results of operations. As we execute our strategy of acquiring manufacturing platforms in lower cost regions and increasing our volume of sales in overseas markets, our dependence on international markets and our ability to effectively manage these risks has increased and will continue to increase significantly.
We may not be able to effectively integrate businesses we acquire.
     On June 16, 2006, we completed the acquisition of Vitro’s 51 percent equity interest in Crisa, bringing our ownership in Crisa to 100 percent. The acquisition of Crisa and any future acquisitions are subject to various risks and uncertainties, including:
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
     In addition, we cannot assure you that the integration and consolidation of newly acquired businesses will achieve any anticipated cost savings and operating synergies. The inability to integrate and consolidate operations and improve operating efficiencies at newly acquired businesses could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to achieve the international growth contemplated by our strategic plan.
     Our strategy contemplates significant growth in international markets in which we have significantly less experience than we have in our domestic operations. Since we intend to benefit from our international initiatives primarily by expanding our sales in the local markets of other countries, our success depends on continued growth in these markets, including Europe, Latin America and Asia-Pacific.

Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.
     Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and are therefore subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2007, we had forward contracts in place to hedge approximately 50 percent of our estimated 2008 natural gas needs with respect to our North American manufacturing facilities and approximately 28 percent of our estimated 2008 natural gas needs with respect to our international manufacturing facilities. For the years ended December 31, 2007 and 2006, including Crisa on a pro forma basis for 2006, we spent approximately $60.6 million and $53.3 million, respectively, on natural gas. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.
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
     In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement and curtailment charges, for all U.S. and non-U.S. plans was $14.4 million and $14.8 million for the years ended December 31, 2007 and 2006, respectively. Changes in the equity and debt securities markets affect our pension plan asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the discount rate would change our total pension expense by approximately $1.3 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.6 million based on year-end data.
     Because the market rate for high-quality fixed income investments is higher than in 2006, our assumed discount rate has been increased from a range of 5.82 percent to 5.91 percent in 2006 to a range of 6.16 percent to 6.32 percent in 2007 for our U.S. pension and postretirement welfare plans. A higher discount rate decreases the present value of benefit obligations and decreases pension expense. We had significant nonpension postretirement obligations in the U.S. and Canada, totaling $49.2 million and $41.7 million, at December 31, 2007 and December 31, 2006, respectively. None of those non-pension postretirement obligations is funded. A change of 1 percent in the discount rate changes our nonpension postretirement expense by $0.3 million.
     As part of our pension expense, we incurred pension settlement charges of $2.0 million in 2006 and pension curtailment charges of $4.9 million during 2005. These charges were triggered by excess lump sum distributions taken by employees. For further discussion, see notes 10 and 12 to our consolidated financial statements. To the extent that we experience additional headcount shifts or changes as we continue to implement our capacity realignment programs, we may incur further expenses related to our employee pension plans, which could have a material adverse effect on our results of operations and financial condition.

Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.
     Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $43.1 million for the year ended December 31, 2007, and $73.6 million for the year ended December 31, 2006. Our capital expenditures associated with Crisa’s operations include approximately $1.5 million and $11.4 million in 2007 and 2006, respectively, relating to capacity rationalization as we consolidate Crisa’s two manufacturing facilities into a single facility. In addition, we incurred capital expenditures of approximately $9.3 million and $36.9 million, as of December 31, 2007 and December 31, 2006, respectively, related to construction of our facility in China.
     Our business may not generate sufficient operating cash flow, and external-financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.
Our business requires us to maintain a large fixed cost base that can affect our profitability.
     The high levels of fixed costs associated with operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. For example, in 2005, we liquidated approximately $13.0 million of inventory at reduced margins and slowed production in certain areas of our operations in order to reduce our inventory levels. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, as we did in 2005, our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.
Unexpected equipment failures may lead to production curtailments or shutdowns.
     Our manufacturing processes are dependent upon critical glass-producing equipment, such as furnaces, forming machines and lehrs. This equipment may incur downtime as a result of unanticipated failures. We may in the future experience facility shutdowns or periods of reduced production as a result of these equipment failures. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period. We also face shutdowns as the result of not obtaining enough energy in the peak heating seasons.
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
     We incurred startup losses in connection with the operation of our new facility in China. We intend to use this production facility to supply China and the rest of the Asia-Pacific market and to improve our competitive position in that region. We began production of glass tableware at this facility in early 2007.
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
     We are party to collective bargaining agreements that cover most of our manufacturing employees. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2008. The agreement with our unionized employees at our Syracuse China facility expires on May 15, 2009. The agreement with the approximately 30 hourly employees at our Mira Loma,

California distribution center expires on November 15, 2009 and agreements with our unionized employees in Toledo, Ohio expire on September 30, 2010. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2008.
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
     We operate manufacturing and other facilities throughout the world. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including:
•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations, including with respect to environmental matters;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	ineffective intellectual property protection;

•	hyperinflation in certain foreign countries; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.
     The risks associated with operating in foreign countries may have a material adverse effect on our results of operations and financial condition.
High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.
     Although the annual rate of inflation, as measured by changes in the Mexican National Consumer Price Index, was approximately 3.8 percent for 2007, 4.0 percent for 2006 and 3.3 percent for 2005, Mexico has historically experienced high levels of inflation and high domestic interest rates. If Mexico experiences high levels of inflation, Crisa’s operating results and cash flows could be adversely affected, and, more generally, high inflation might result in lower demand or lower growth in demand for our products, thereby adversely affecting our results of operations and financial condition.
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
     Major fluctuations in the value of the euro, the Mexican peso or the RMB relative to the U.S. dollar and other major currencies could reduce the cost competitiveness of our products or those of our subsidiaries, as compared to foreign competition. For example, if the U.S. dollar were to appreciate against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced against the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors. An appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB also would increase the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, respectively, including purchases of raw materials. We would be forced to deduct these cost increases from our profit margin or attempt to pass them along to consumers. These fluctuations could adversely affect our results of operations and financial condition.
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
We are subject to various environmental and legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.
     Our operations and properties, both in the U.S. and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these legal requirements, or the failure to comply with these requirements, may have a material adverse effect on our operations.
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
     We have a high degree of financial leverage. As of December 31, 2007, we had $496.6 million of debt outstanding, net of discounts and warrants, of which approximately $7.4 million consisted of debt secured by a first-priority lien on our assets and $427.3 million consisted of the Senior Secured Notes, which are secured by a second-priority lien on our collateral, and the PIK Notes, which are secured by a third-priority lien on our collateral. Our ABL Facility provides for borrowings up to $150.0 million by Libbey Glass and Libbey Europe B.V. (a non-guarantor subsidiary), of which, as of December 31, 2007, we had borrowed $7.4 million, with another $8.4 million of availability being used for outstanding letters of credit. As a result of borrowing base limitations, an additional $89.7 million was immediately available for borrowing. We have a loan (“RMB Loan Contract”) in the amount of RMB 250 million (approximately $34.3 million) from China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (“CCBC”). We used the proceeds of the RMB Loan Contract to finance the construction of our greenfield facility in China. As of December 31, 2007, we had borrowed the entire amount available under that line of credit. We also have a loan in the amount of RMB 50 million (approximately $6.9 million) from CCBC to finance the working capital needs of our China facility (“RMB Working Capital Loan”). As of December 31, 2007, we had borrowed the entire amount available under that line of credit. In January 2007, we entered into an 11 million euro loan (approximately $16.0 million) with Banco Espirito Santo, S.A. (“BES Euro Line”). As of December 31, 2007, we had borrowed 10.8 million euros available under that line of credit. Our ABL Facility, the indenture governing the Senior Secured Notes and the indenture governing the PIK Notes require us to comply with certain covenants, including limits on additional indebtedness, certain business activities and investments and, under certain circumstances in the case of our ABL Facility, the maintenance of financial ratios under certain circumstances. See “Management’s Discussion and Analysis; Capital Resources and Liquidity — Borrowings” below. We may incur additional debt in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The following information sets forth the location and size of our principal facilities at December 31, 2007:

	Square Feet
Location	Owned	Leased
Toledo, Ohio:
Manufacturing	974,000	—
Warehousing/Distribution	988,000	305,000
Shreveport, Louisiana:
Manufacturing	494,000	—
Warehousing/Distribution	165,000	646,000
Syracuse, New York:
Manufacturing	549,000	—
Warehousing/Distribution	104,000	—
Dane, Wisconsin:
Manufacturing	56,000	—
Warehousing/Distribution	62,000	—
Monterrey, Mexico:
Manufacturing	543,000	122,000
Warehousing/Distribution	228,000	585,000
Leerdam, Netherlands:
Manufacturing	162,000	—
Warehousing/Distribution	111,000	326,000
Mira Loma, California:
Warehousing/Distribution	—	351,000
Laredo, Texas:
Warehousing/Distribution	149,000	117,000
West Chicago, Illinois:
Warehousing/Distribution	—	249,000
Marinha Grande, Portugal:
Manufacturing	217,000	—
Warehousing/Distribution	193,000	13,000
Langfang, China:
Manufacturing	430,000	—
Warehousing/Distribution	215,000	—
     In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (various locations) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2007, each of Mr. Meier, Chairman of the Board and Chief Executive Officer, and Mr. Reynolds, Executive Vice President and Chief Operating Officer, celebrated 37 years of service with Libbey. In addition, the average years of service of all of our executive officers is 17 years.

Name and Title	Professional Background

John F. Meier Chairman and Chief Executive Officer	Mr. Meier, 60, has been Chairman of the Board and Chief Executive Officer of Libbey since the Company went public in June 1993. Since joining the Company in 1970, Mr. Meier has served in various marketing positions, including a five-year assignment with Durobor, S.A., Belgium. In 1990, Mr. Meier was named General Manager of Libbey and a corporate Vice President of Owens-Illinois, Inc., Libbey’s former parent company. Mr. Meier is a member of the Board of Directors of Cooper Tire & Rubber Company (NYSE: CTB) and Applied Industrial Technologies (NYSE: AIT). Mr. Meier has been a director of the Company since 1987.

Richard I. Reynolds Executive Vice President and Chief Operating Officer	Mr. Reynolds, 61, has served as Libbey’s Executive Vice President and Chief Operating Officer since 1995. Mr. Reynolds was Libbey’s Vice President and Chief Financial Officer from June 1993 to 1995. From 1989 to June 1993, Mr. Reynolds was Director of Finance and Administration. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Gregory T. Geswein Vice President and Chief Financial Officer	Mr. Geswein, 53, joined Libbey Inc. as Vice President, Chief Financial Officer on May 23, 2007. Prior to joining Libbey, Mr. Geswein was Senior Vice President, Chief Financial Officer of Reynolds & Reynolds Company in Dayton, Ohio, from 2005 through April 2007. Before joining Reynolds & Reynolds, Mr. Geswein was Senior Vice President, Chief Financial Officer for Diebold, Inc. from 2000 to 2005 and Senior Vice President, Chief Financial Officer of Pioneer-Standard Electronics Inc. from 1999 to 2000. Prior to joining Pioneer-Standard Electronics, Mr. Geswein spent 14 years at Mead Corporation (now MeadWestvaco) in successive financial management positions, including Vice President and Controller, and Treasurer.

Jonathon S. Freeman Vice President, Global Supply Chain	Mr. Freeman, 46, joined Libbey Inc. as Vice President, Global Supply Chain on May 7, 2007. Prior to joining Libbey, Mr. Freeman was with Delphi Corporation and Packard Electric Systems, a division of General Motors (the former parent of Delphi), since 1985, serving most recently as Director of Global Logistics. Mr. Freeman has worked in a wide range of operations and supply chain assignments in the United States, Mexico and Europe.

Kenneth G. Wilkes Vice President, General Manager International Operations	Mr. Wilkes, 50, has served as Vice President, General Manager International Operations since May 2003. He served as Vice President and Chief Financial Officer of the Company from November 1995 to May 2003. From August 1993 to November 1995, Mr. Wilkes was Vice President and Treasurer of the Company. Prior to joining the Company, Mr. Wilkes was a Senior Corporate Banker, Vice President of The First National Bank of Chicago.

Scott M. Sellick Vice President and Chief Accounting Officer	Mr. Sellick, 45, has served as Vice President, Chief Accounting Officer since May 2007. He served as Vice President, Chief Financial Officer from May 2003 to May 2007. From May 2002 to May 2003, Mr. Sellick was Libbey’s Director of Tax and Accounting. From August 1997 to May 2002, he served as Director of Taxation. Before joining the Company in August 1997, Mr. Sellick was Tax Director for Stant Corporation and worked in public accounting for Deloitte & Touche in the audit and tax areas.

Name and Title	Professional Background

Kenneth A. Boerger Vice President and Treasurer	Mr. Boerger, 49, has been Vice President and Treasurer since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company’s financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey’s former parent company.

Daniel P. Ibele Vice President, General Sales Manager, North America	Mr. Ibele, 47, has served as Vice President, General Sales Manager, North America since June 2006. From March 2002 to June 2006 he was Vice President, General Sales Manager of the Company. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey from 1995 to September 1997. From the time he joined Libbey in 1983 until 1995, Mr. Ibele held various marketing and sales positions.

Timothy T. Paige Vice President- Administration	Mr. Paige, 50, has been Vice President-Administration since December 2002. From January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Susan A. Kovach Vice President, General Counsel and Secretary	Ms. Kovach, 48, has been Vice President, General Counsel and Secretary of the Company since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema, a large, Detroit-based law firm, from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI). From 1998 to 2000 she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema from 1995 through November 1997 and an associate in Dykema from 1985 to 1995.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Dividends
     Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company’s common stock as reported by the New York Stock Exchange and dividends declared for our common stock were as follows:

	2007			2006
			Cash			Cash
	Price Range		Dividend	Price Range		Dividend
	High	Low	Declared	High	Low	Declared
First Quarter	$14.28	$11.17	$0.025	$12.19	$6.85	$0.025
Second Quarter	$24.65	$13.98	$0.025	$15.58	$5.91	$0.025
Third Quarter	$24.06	$13.76	$0.025	$11.75	$5.90	$0.025
Fourth Quarter	$19.32	$14.28	$0.025	$12.53	$10.33	$0.025
     The closing market price of our common stock on March 3, 2008 was $15.46 per share.
     On March 3, 2008, there were 832 registered common shareholders of record. We have paid a regular quarterly cash dividend since our Initial Public Offering in 1993. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and will depend upon, among other things, business conditions, earnings and the financial condition of Libbey.
Comparison of Cumulative Total Returns
     The graph below compares the total stockholder return on our common stock to the cumulative total return for the Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600”), a broad market index; the Russell 2000 Index (“Russell 2000”), a small-cap index to which Libbey was added as component in June 2007; the Standard & Poor’s Housewares & Specialties Index, a capitalization-weighted index that measures the performance of the housewares’ sector of the Standard & Poor’s SmallCap Index (“Housewares-Small”); and our peer group. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.
     There are no other glass tableware manufacturers with stock that is publicly traded in the United States. Accordingly, we chose the companies in our peer group because they are manufacturers with revenues comparable to ours. The peer group is the same peer group that we use for executive compensation benchmarking purposes. The peer group is limited to those companies for whom market quotations are available and consists of Ameron International Corporation, Ametek Inc., Blyth Inc., Brady Corporation, Church & Dwight Inc., EnPro Industries Inc., ESCO Technologies Inc., Graco Inc., Jarden Corporation, Johnson Outdoors Inc, Lancaster Colony Corporation, Milacron Inc., Polaris Industries Inc., Sypris Solutions Inc., Teradyne Inc., Thermadyne Holdings Corporation, Tupperware Brands Corporation, Waters Corporation, and Woodward Governor Company.
     The graph assumes a $100 investment in our common stock on January 1, 2003, and also assumes investments of $100 in each of the S&P SmallCap 600, the Russell 2000, the Housewares-Small index and the peer group, respectively, on January 1, 2003. The value of these investments on December 31 of each year from 2003 through 2007 is shown in the table below the graph.
TOTAL SHAREHOLDER RETURN

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company Name / Index	Dec03	Dec04	Dec05	Dec06	Dec07
Libbey Inc.	11.27	-20.64	-52.89	21.97	29.12
S&P SmallCap 600 Index	38.79	22.65	7.68	15.12	-0.30
Russell 2000 Index	47.25	18.33	4.55	18.37	-1.57
S&P 600 Housewares & Specialties	11.39	-2.68	-37.48	10.07	8.57
Peer Group	44.93	22.07	-5.85	14.43	17.05

		INDEXED RETURNS
	Base	Years Ending
	Period
Company Name / Index	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
Libbey Inc.	100	111.27	88.30	41.60	50.73	65.51
S&P SmallCap 600 Index	100	138.79	170.22	183.30	211.01	210.38
Russell 2000 Index	100	147.25	174.24	182.18	215.64	212.26
S&P 600 Housewares & Specialties	100	111.39	108.40	67.77	74.60	80.99
Peer Group	100	144.93	176.91	166.56	190.59	223.09

Equity Compensation Plan Information
     Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2007:

	Number of		Number of
	Securities to be		Securities
	Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options, Warrants	Options, Warrants	Compensation Plans
Plan Category	and Rights	and Rights	(1)
Equity compensation plans approved by security holders	1,520,296	$24.67	1,458,271
Equity compensation plans not approved by security holders	—	—	—

Total	1,520,296	$24.67	1,458,271

(1)	This total includes 988,824 securities that are available for grant under the Libbey Inc. 2006 Omnibus Incentive Plan and 469,447 securities that are available under the Libbey Inc. 2002 Employee Stock Purchase Plan (ESPP). See note 15 to the Consolidated Financial Statements for further disclosure with respect to these plans.
Issuer Purchases of Equity Securities
     Following is a summary of the 2007 fourth quarter activity in our share repurchase program:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs (1)
October 1 to October 31, 2007	—	—	—	1,000,000
November 1 to November 30, 2007	—	—	—	1,000,000
December 1 to December 31, 2007	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.

ITEM 6. SELECTED FINANCIAL DATA
     Information with respect to Selected Financial Data is incorporated by reference to our 2007 Annual Report to Shareholders.
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
OVERVIEW
     Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail, business-to-business and industrial markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a ceramic dinnerware plant in New York and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
     We are committed to “executing a transformation” and 2007 was a year of significant accomplishments:
•	The start-up of our new glassware plant in Langfang, China.

•	The successful execution of “Project Tiger” involving the closing of a factory and the rationalization of production in Mexico.

•	The continuation of our LEAN Transformation.
•	Very strong retail and international sales growth.

•	Delivery of four strong quarters of financial performance.

RESULTS OF OPERATIONS
The following table presents key results of our operations for the years 2007, 2006 and 2005:

Dollars in thousands,
except percentages and			Variance				Variance
per-share amounts			In	In			In	In
Year end December 31,	2007	2006(2)	dollars	percent	2006(2)	2005(3)	dollars	percent
Net sales	$814,160	$689,480	$124,680	18.1%	$689,480	$568,133	$121,347	21.4%
Gross profit	$157,669	$123,164	$34,505	28.0%	$123,164	$86,542	$36,622	42.3%
Gross profit margin	19.4%	17.9%			17.9%	15.2%
Income (loss) from operations (IFO)	$66,101	$19,264	$46,837	243.1%	$19,264	$(8,917)	$28,181	316.0%
IFO margin	8.1%	2.8%			2.8%	(1.6)%
Earnings (loss) before interest and income taxes after minority interest (EBIT)(1)	$74,879	$17,948	$56,931	317.2%	$17,948	$(10,484)	$28,432	271.2%
EBIT margin	9.2%	2.6%			2.6%	(1.8)%
Earnings before interest, taxes, depreciation, and amortization after minority interest (EBITDA)(1)	$116,451	$53,504	$62,947	117.6%	$53,504	$21,733	$31,771	146.2%
EBITDA margin	14.3%	7.8%			7.8%	3.8%
Net loss	$(2,307)	$(20,899)	$18,592	89.0%	$(20,899)	$(19,355)	$(1,544)	(8.0)%
Net (loss) income margin	(0.3%)	(3.0%)			(3.0%)	(3.4)%
Diluted net loss per share	$(0.16)	$(1.47)	$1.31	89.1%	$(1.47)	$(1.39)	$(0.08)	(5.8)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For reconciliation from net loss to EBIT and EBITDA, see the “Reconciliation of Non-GAAP Financial Measures” section below.

(2)	Includes pre-tax special charges of $23.4 million related to Crisa’s capacity rationalization – “Project Tiger” and write-off of finance fees (see note 10).

(3)	Includes pre-tax special charges of $27.2 million related to North American salaried workforce reduction, closing of City of Industry, California manufacturing facility, asset impairments and an inventory write-down at Syracuse China and pension settlement charges (see note 10).
Discussion of 2007 vs. 2006 Results of Operations
     Net Sales
     In 2007, sales increased 18.1 percent, including a favorable currency impact of 1.4 percent, to $814.2 million from $689.5 in 2006. The increase in net sales was primarily attributable to the full year consolidation of Crisa, the Company’s former joint venture in Mexico, and an 11.3 percent increase in shipments to U.S. and Canadian retail glassware customers in North American Glass. International net sales grew 28.0 percent, which includes the commencement of shipments from Libbey’s new factory in China. Net sales from Royal Leerdam and Crisal customers increased over 21.0 percent compared to 2006, including a favorable currency impact of 9.1 percent. North American Other net sales increased 5.8 percent, as shipments of World Tableware products increased 9.0 percent while shipments of Syracuse China products were up 5.0 percent.

     Gross Profit
     Gross profit increased in 2007 by $34.5 million, or 28.0 percent, compared to 2006. Gross profit as a percentage of net sales increased to 19.4 percent in 2007, compared to 17.9 percent in 2006. Contributing to the increase in gross profit and gross profit margin were the full year consolidation of Crisa, higher sales and higher production activity, including the benefit of Crisa’s capacity rationalization – “Project Tiger”. In addition, 2006 gross profit included an inventory write-down of $2.2 million related to “Project Tiger”. Partially offsetting these improvements were higher distribution expenses, higher natural gas expense and expenses related to the start-up of our new facility in China.
     Income from operations
     Income from operations was $66.1 million in 2007, compared to income from operations of $19.3 million in 2006. Income from operations as a percentage of net sales increased to 8.1 percent in 2007, compared to 2.8 percent in 2006. Contributing to the increase in income from operations and income from operation margin is the higher gross profit and gross profit margin (discussed above), the non-recurrence of $16.3 million of special charges related to “Project Tiger”, offset by an increase in selling, general and administrative expenses primarily due to the full year consolidation of Crisa.
     Earnings before interest and income taxes (EBIT)
     Earnings before interest and income taxes increased by $56.9 million, or 317.2 percent, from $17.9 million in 2006 to $74.9 million in 2007. EBIT as a percentage of net sales increased to 9.2 percent in 2007, compared to 2.6 percent in 2006. The contributors to the improvement in EBIT compared to the prior period are the same as those discussed above under “Income from Operations”. In addition, we recognized a $4.3 million gain on the sale of land in the Netherlands and a $1.1 million gain on the sale of excess land in Syracuse, N.Y. We also recorded a currency translation gain of $2.0 million in 2007, compared to a currency translation loss of $1.0 million in 2006, and a decrease of approximately $2.8 million in charges related to the ineffectiveness on our natural gas contracts as compared to 2006.
     Earnings before interest, taxes, depreciation and amortization (EBITDA)
     EBITDA increased by $62.9 million, or 117.6 percent, from $53.5 million in 2006 to $116.5 million in 2007. As a percentage of net sales, EBITDA was 14.3 percent in 2007, compared to 7.8 percent in 2006. The key contributors to the increase in EBITDA were those factors discussed above under “Earnings before interest and income taxes (EBIT)”. Depreciation and amortization, adjusted for minority interest in 2006, increased $5.9 million to $41.6 million, primarily due to the consolidation of Crisa and depreciation related to our new facility in China.
     Net loss and diluted loss per share
     We reported a net loss of $2.3 million, or loss of $0.16 per diluted share, in 2007, compared to a net loss of $20.9 million, or loss of $1.47 per diluted share, in 2006. The net loss as a percentage of net sales was 0.3 percent, compared to 3.0 percent in 2006. The decrease in net loss was driven primarily by the items discussed above under “Earnings before interest and income taxes (EBIT)”, offset by a $19.3 million increase in interest expense and a $19.0 million increase in income taxes. The $19.3 million increase in interest expense is the result of the refinancing consummated on June 16, 2006, which resulted in higher debt and higher average interest rates. Income taxes increased $19.0 million and the effective tax rate increased from 27.1 percent in 2006 to 125.7 percent in 2007. The increase in income taxes and the effective tax rate was primarily driven by a non-cash tax charge of $15.3 million to establish a full valuation allowance against the net deferred income tax asset balance in the U.S.
Discussion of 2006 vs. 2005 Results of Operations
     Net Sales
     In 2006, sales increased 21.4 percent to $689.5 million from $568.1 million in 2005. The increase in sales was primarily attributable to the consolidation of the sales of Crisa, increases of more than 6.0 percent in shipments to foodservice glassware customers and increases of over 9.0 percent to retail glassware customers. Shipments of Traex products and World Tableware products increased over 8.0 percent. Royal Leerdam and Crisal also experienced increased shipments in 2006 of approximately 15.0 percent. However, shipments to industrial customers were down 7.0 percent, and shipments of Syracuse China products were down 2.4 percent during 2006.
     Gross Profit
     Gross profit increased in 2006 by $36.6 million, or 42.3 percent, compared to 2005. Gross profit as a percentage of net sales increased to 17.9 percent in 2006, compared to 15.2 percent in 2005. Gross profit, excluding special charges, was $125.3 million for 2006, compared to $88.5 million for 2005, representing an increase of $36.8 million or 41.6 percent. As a percentage of net sales, gross profit, excluding special charges, for 2006 was 18.2 percent, compared to 15.6 percent for 2005. Contributing to the increase in gross profit, excluding special charges, were the consolidation of Crisa, higher overall sales and higher production activity in both the United States and Europe, offset by increased expenses for pension and retiree medical benefits and natural gas, higher distribution expenses related to the increased sales, and the warehouse management software implementation issues at our Toledo facility. For a reconciliation of gross profit to gross profit, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.
     Income (loss) from operations
     Income from operations was $19.3 million in 2006, compared to a loss from operations of $8.9 million in 2005. Income from operations as a percentage of net sales increased to 2.8 percent in 2006, compared to (1.6) percent in 2005. Income from operations, excluding special charges, was $37.8 million for 2006, compared to $18.3 million for 2005, representing an increase of $19.4 million, or 106.1 percent. As a percentage of net sales, income from operations, excluding special charges, for 2006 was 5.5 percent, compared to 3.2 percent for 2005. Selling, general and administrative expenses, excluding special charges, increased by $17.4 million from 2005 to 2006, and represented 12.7 percent of net sales for 2006, compared to 12.4 percent of net sales for 2005. The increase in selling, general and administrative expenses primarily related to the consolidation of Crisa, the new accounting rules with respect to equity compensation expense, accrued profit sharing based on the improved financial results, and start-up costs for our new facility in China. For a reconciliation of income from operations, to income from operations, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.
     Earnings (loss) before interest and income taxes (EBIT)
     Earnings before interest and income taxes increased by $28.4 million, from $(10.5) million in 2005 to $17.9 million in 2006. EBIT as a percentage of net sales increased to 2.6 percent in 2006, compared to (1.8) percent in 2005. EBIT, excluding special charges, was $36.4 million for 2006, compared to $16.8 million for 2005, representing an increase of $19.6 million or 116.7 percent. As a percentage of net sales, EBIT, excluding special charges, for 2006 was 5.3 percent, compared to 3.0 percent for 2005. EBIT, excluding special charges, increased due to the increase in income from operations, excluding special charges, and an increase in pretax equity earnings from Crisa of $6.1 million as a result of higher sales, higher translation gain, and lower natural gas and electricity expenses. Partially offsetting these improvements was an increase in other expense of $5.8 million, primarily attributable to an increase in our natural gas contracts (note 16) and translation losses. For a reconciliation of EBIT to net loss and a reconciliation of EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.
     Earnings before interest, taxes, depreciation and amortization (EBITDA)
     EBITDA increased by $31.8 million, or 146.2 percent, from $21.7 million in 2005 to $53.5 million in 2006. As a percentage of net sales, EBITDA was 7.8 percent in 2006, compared to 3.8 percent in 2005. EBITDA, excluding special charges, was $72.0 million for 2006, compared to $49.0 million for 2005, representing an increase of $23.0 million or 47.0 percent. As a percentage of net sales, EBITDA, excluding special charges, for 2006 was 10.4 percent, compared to 8.6 percent for 2005. The increase in EBITDA, excluding special charges, is attributable to the factors described above with respect to EBIT, excluding special charges, and to an increase in depreciation and amortization in 2006 resulting from higher capital expenditures and the consolidation of Crisa. For a reconciliation of EBITDA to net loss and a reconciliation of EBITDA, excluding special charges, see “Reconciliation on Non-GAAP Financial Measures” below.
     Net loss and diluted loss per share
     We reported a net loss of $20.9 million, or loss of $1.47 per diluted share, in 2006, compared to a net loss of $19.4 million, or loss of $1.39 per diluted share, in 2005. Net loss as a percentage of net sales was (3.0) percent, compared to (3.4) percent in 2005. Net loss, excluding special charges, increased by $4.9 million from $1.1 million in 2005 to $(3.8) million in 2006. Net loss increased in 2006 as the result of increased interest expense of $31.3 million, partially offset by the increase in EBIT described above. The increase in interest expense is the result of the refinancing consummated on June 16, 2006. Contributing to the increase in interest expense was a write-off of $4.9 million of financing fees associated with debt retired during 2006, as well as higher debt and higher average interest rates. See further discussion under “Borrowings” below. The effective tax rate increased to 27.1 percent during 2006 from 24.8 percent in 2005. This change in the rate was primarily attributable to the Crisa acquisition and related financing.
SEGMENT RESULTS OF OPERATIONS
     The following table summarizes the results of operations for our three segments described as follows:
•	North American Glass-includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other-includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International-includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.

			Variance				Variance
Dollars in Thousands, Except Percentages			In	In			In	In
Year End December 31,	2007	2006	Dollars	Percent	2006	2005	Dollars	Percent
Net sales:
North American Glass	$568,495	$476,696	$91,799	19.3%	$476,696	$365,037	$111,659	30.6%
North American Other	121,217	114,581	6,636	5.8%	114,581	109,945	4,636	4.2%
International	136,727	106,798	29,929	28.0%	106,798	95,399	11,399	11.9%
Eliminations	(12,279)	(8,595)			(8,595)	(2,248)

Consolidated net sales	$814,160	$689,480	$124,680	18.1%	$689,480	$568,133	$121,347	21.4%

Earnings (loss) before interest and taxes (EBIT):
North American Glass	$54,492	$5,471	$49,021	896.0%	$5,471	$7,062	$(1,591)	(22.5)%
North American Other	15,670	9,382	6,288	67.0%	9,382	(14,411)	23,793	165.1%
International	4,717	3,161	1,556	49.2%	3,161	(3,101)	6,262	201.9%

Consolidated EBIT	$74,879	$18,014	$56,865	315.7%	$18,014	$(10,450)	$28,464	272.4%

EBIT Margin:
North American Glass	9.6%	1.1%			1.1%	1.9%
North American Other	12.9%	8.2%			8.2%	(13.1)%
International	3.4%	3.0%			3.0%	(3.3)%

Consolidated EBIT Margin	9.2%	2.6%			2.6%	(1.8)%

Special Charges (excluding write-off of financing fees):
North American Glass	$—	$18,534	$(18,534)	100.0%	$18,534	$10,136	$8,398	82.9%
North American Other	—	(42)	42	100.0%	(42)	17,100	(17,142)	(100.2)%
International	—	—	—		—	—	—

Consolidated special charges	$—	$18,492	$(18,492)	100.0%	$18,492	$27,236	$(8,744)	32.1%

Discussion of 2007 vs. 2006 Segment Results of Operations
North American Glass
     Net sales increased 19.3 percent from $476.7 million in 2006 to $568.5 million in 2007. Of the total increase in net sales, approximately 14.5 percent is attributable to the consolidation of Crisa, 2.7 percent relates to shipments to retail glassware customers, approximately 1.1 percent relates to shipments to foodservice and industrial glassware customers and approximately 0.7 percent relates to shipments to export customers outside of North America.

     EBIT increased by $49.0 million to $54.5 million in 2007, compared to $5.5 million in 2006. EBIT as a percentage of net sales, increased to 9.6 percent in 2007, compared to 1.1 percent in 2006. The key contributors to the improvement in EBIT were the impact of higher net sales and operating activity in North American Glass operations of $11.6 million, the full year consolidation of Crisa of approximately $9.1 million and an approximately $6.2 million increase in non-operating income primarily related to foreign currency translation gains, non-recurring charges on Crisa’s prior year natural gas contracts and the sale of environmental credits. In addition, EBIT increased due to a $4.7 million reduction in North American Glass selling, general and administrative expense primarily resulting from lower incentive based compensation. The prior year included a fixed asset charge and inventory write-down of $18.5 million related to Crisa’s capacity rationalization (“Project Tiger”). Offsetting these improvements was an increase in natural gas expense of $1.9 million.
North American Other
     Net sales increased 5.8 percent to $121.2 million from $114.6 million in 2006. Of the total increase in net sales, approximately 3.7 percent is attributed to an increase in shipments of World Tableware products and a 1.8 percent increase in shipments of Syracuse China products.
     EBIT increased by $6.3 million to $15.7 million in 2007, compared to $9.4 million in 2006. EBIT as a percentage of net sales increased to 12.9 percent in 2007, compared to 8.2 percent in 2006. The key contributors to the increased EBIT were higher net sales and operating activity at Syracuse China of $3.6 million, higher net sales of World Tableware products of approximately $2.7 million, higher net sales and operating activity at Traex of $0.3 million and a $1.1 million gain on the sale of excess land at Syracuse China. Partially offsetting these improvements were higher North American Other selling, general and administrative expenses of $1.8 million primarily resulting from the increased net sales.
International
     In 2007, net sales increased 28.0 percent to $136.7 million from $106.8 million in 2006. Of the total increase in net sales, approximately 12.7 percent is attributed to an increase in shipments to Royal Leerdam and Crisal customers, approximately 7.4 percent relates to shipments from Libbey China, and approximately 9.1 percent relates to a stronger euro compared to the prior year.
     EBIT increased by $1.6 million to $4.7 million in 2007, compared to $3.2 million in 2006. EBIT as a percentage of net sales increased to 3.4 percent in 2007, compared to 3.0 percent in 2006. The key contributors to the increased EBIT were increased net sales and operating activity at Royal Leerdam and Crisal of $5.8 million and a $4.3 million gain on the sale of excess land in the Netherlands. Partially offsetting these improvements were start-up costs at Libbey China of approximately $2.4 million, higher natural gas expense in Europe of approximately $3.4 million, a $2.0 million reduction in equity earnings from our 49 percent ownership of Crisa prior to the acquisition of the remaining 51 percent in June of 2006 and a $0.7 million increase in selling, general and administrative expenses primarily related to the increased net sales.
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
     EBIT decreased by $1.6 million to $5.5 million in 2006, compared to $7.1 million in 2005. EBIT as a percentage of net sales decreased to 1.1 percent in 2006, compared to 1.9 percent in 2005. EBIT, excluding special charges, was $24.0 million for 2006, compared to $17.2 million in 2005. As a percentage of net sales, EBIT, excluding special charges, increased to 5.0 percent in 2006, compared to 4.7 percent in 2005. Higher net sales and production activity of approximately $12.5 million, together with the consolidation of Crisa of $3.0 million, contributed to the improvement in EBIT, excluding special charges, compared to 2005. Partially offsetting these improvements were higher distribution costs related to the increased net sales of $2.5 million and the warehouse management software implementation issues at our Toledo facility, and a $3.5 million increase in charges related to natural gas contracts. For a reconciliation of North American Glass EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.

     North American Other
     Net sales increased 4.2 percent from $109.9 million in 2005 to $114.6 million in 2006. This increase in net sales was attributable to increases of more than 8.0 percent in shipments of Traex products and World Tableware products, partially offset by a decline of 2.4 percent in shipments of Syracuse China products.
     EBIT increased by $23.8 million to $9.4 million, compared to $(14.4) million in 2005. EBIT as a percentage of net sales increased to 8.2 percent in 2006, compared to (13.1) percent in 2005. EBIT, excluding special charges, was $9.3 million for 2006, compared to $2.7 million in 2005. As a percentage of net sales, EBIT, excluding special charges, increased to 8.2 percent in 2006, compared to 2.4 percent in 2005. Higher net sales, improved margins and significantly higher production activity of $5.7 million contributed to the increase in EBIT, excluding special charges. For a reconciliation of North American Other EBIT, excluding special charges, see “Reconciliation of Non-GAAP Financial Measures” below.
     International
     For 2006, net sales increased 11.9 percent to $106.8 million from $95.4 million in 2005. This increase in net sales was attributable to increased shipments of Royal Leerdam product of approximately 12.3 percent and shipments of Crisal product of 13.9 percent. The foreign exchange impact of translating euros to U.S. dollars was 0.8 percent.
     EBIT increased by $6.3 million to $3.2 million in 2006, compared to $(3.1) million in 2005. EBIT as a percentage of net sales increased to 3.0 percent in 2006, compared to (3.3) percent in 2005. Contributing to the improvement in EBIT in 2006 compared to 2005 were increased net sales and production activity at Royal Leerdam and Crisal of $3.3 million and an increase in pretax equity earnings from Crisa of $6.1 million (Crisa results of operations post June 15, 2006 are included in the North American Glass reporting segment), all of which more than offset costs associated with the start up of the new facility in China of approximately $3.3 million.
CAPITAL RESOURCES AND LIQUIDITY
     Balance Sheet and Cash flows
     Cash and Equivalents
     At December 31, 2007, our cash balance decreased to $36.5 million from $41.8 million at December 31, 2006. The $5.3 million decrease was primarily due to funding of our ongoing working capital needs and a reduction of borrowings under our ABL Facility.
     Working Capital
     The following table presents working capital components for 2007 and 2006:

Dollars in thousands, except percentages, DSO, DIO, DPO, and DWC			Variance
December 31,	2007	2006	In Dollars	In Percent
Accounts receivable — net	$93,333	$96,783	$(3,450)	(3.6%)
DSO(1)(6)	41.8	46.3
Inventories — net	182,942	159,123	23,819	15.0%
DIO(2)(6)	82.0	76.1
Accounts payable	75,387	67,493	7,894	11.7%
DPO(3)(6)	33.8	32.3

Working Capital(4)	$200,888	$188,413	$12,475	6.6%
DWC(5)(6)	90.0	90.1
Percentage of net sales(6)	24.7%	24.7%

DSO, DIO, DPO and DWC are all calculated using net sales as the denominator and a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as inventories and accounts receivable less accounts payable. See “Reconciliation of Non-GAAP Financial Measures” below for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

(6)	The 2006 calculations include Crisa proforma net sales for 2006.
     Working capital, defined as inventories and accounts receivable less accounts payable, increased by $12.5 million in 2007, compared to 2006. As a percentage of net sales, working capital remained constant at 24.7 percent in 2007, compared to 2006. The increase in working capital is primarily the result of the working capital investment at our new production facility in China and higher inventories in the United States and Portugal.
     Borrowings
     The following table presents our total borrowings:

	Interest		December 31,	December 31,
Dollars in thousands	Rate	Maturity Date	2007	2006
Borrowings under ABL facility	floating	December 16, 2010	$7,366	$46,210
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	127,697	109,480
Promissory note	6.00%	January 2008 to September 2016	1,830	1,985
Notes payable	floating	January 2008	622	226
RMB loan contract	floating	July 2012 to January 2014	34,275	32,050
RMB working capital loan	floating	March 2010	6,855	—
Obligations under capital leases	floating	January 2008 to May 2009	1,018	1,548
BES Euro line	floating	January 2010 to January 2014	15,962	—
Other debt	floating	September 2009	1,432	1,954

Total borrowings			$503,057	$499,453
Less – unamortized discounts and warrants			6,423	8,221

Total borrowings – net (3)(4)			$496,634	$491,232

(1)	See “Derivatives” below and Note 9.

(2)	Additional PIK notes were issued on June 1, 2007, December 1, 2007 and December 1, 2006, to pay the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.

(3)	Total borrowings includes notes payable, long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

(4)	See “Contractual Obligations” below for scheduled payments by period.
     We had total net borrowings of $496.6 million at December 31, 2007, compared to total net borrowings of $491.2 million at December 31, 2006. The $5.4 million increase in borrowings was the result of additional PIK notes issued on June 1 and December 1 and new credit facilities at Crisal and Libbey Glassware (China) to fund working capital requirements, offset by a reduction in borrowings under our ABL facility.
     Of our total indebtedness, $173.5 million is subject to fluctuating interest rates at December 31, 2007. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.7 million on an annual basis.

     Included in interest expense is the amortization of discounts and warrants on the Senior Notes and PIK Notes and financing fees of $5.1 million and $1.6 million for December 31, 2007, and December 31, 2006, respectively.
     Cash Flow
     The following table presents key drivers to free cash flow for 2007, 2006 and 2005:

Dollars in thousands, except
percentages			Variance				Variance
Year ended December 31,	2007	2006	In dollars	In percent	2006	2005	In dollars	In percent
Net cash provided by operating activities	$51,457	$54,858	$(3,401)	(6.2)%	$54,858	$38,113	$16,745	43.9%
Capital expenditures	(43,121)	(73,598)	(30,477)	(41.4)%	(73,598)	(44,270)	29,328	66.2%
Acquisitions and related costs	—	(78,434)	(78,434)	(100.0)%	(78,434)	(28,948)	49,486	170.9%
Proceeds from asset sales and other	8,213	—	8,213	100.0%	—	212	(212)	(100.0)%

Free cash flow(1)	$16,549	$(97,174)	$113,723	117.0%	$(97,174)	$(34,893)	$(62,281)	(178.5)%

(1)	We believe that free cash flow (net cash provided by operating activities, less capital expenditures and acquisitions and related costs, plus proceeds from asset sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of net cash provided by operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Discussion of 2007 vs. 2006 Cash Flow
     Our net cash provided by operating activities was $51.5 million in 2007, compared to net cash provided by operating activities of $54.9 million in 2006, or a decrease of $3.4 million. The decrease is primarily related to an increase in earnings more than offset by higher uses of cash for inventory and pension contributions.
     Net cash used in investing activities was $34.9 million in 2007, compared to $152.0 million in 2006, or a decrease of $117.1 million. The primary contributors to this reduction were the purchase of Crisa in 2006 for $78.4 million, a $30.5 million decrease in capital expenditures (driven by a reduction in spending resulting from the completion of the construction of our new facility in China in 2006), and proceeds from asset sales and other items of $8.2 million in 2007, primarily attributable to the sale of excess land in Syracuse, N.Y. and the Netherlands.
     Net cash used by financing activities was $22.4 million in 2007, compared to $135.3 million net cash provided by financing activities in 2006. The net cash used by financing activities in 2007 is primarily attributable to the repayment of borrowings under our ABL facility, partially offset by new working capital facilities in Europe and China. The 2006 net cash provided by financing activities resulted from the additional debt incurred in connection with the acquisition of Crisa and the construction of our production facility in China.
     Free cash flow was $16.5 million in 2007, compared to $(97.2) million in 2006, an improvement of $113.7 million. The primary contributors to this improvement are the result of the changes in net cash used in investing activities discussed above. These were partially offset by a decrease in cash flow from operating activities as discussed above.
Discussion of 2006 vs. 2005 Cash Flow
     Net cash provided by operating activities increased $16.7 million to $54.9 million in 2006, compared to $38.1 million in 2005. The increase is primarily related to an increase in earnings, excluding special charges, and a reduction in working capital. Other factors impacting cash flow were an increase in non-cash pension and nonpension postretirement expense and a decrease in non-cash workers compensation expense.

     Net cash used in investing activities was $152.0 million in 2006, compared to $73.0 million in 2005, or an increase of $79.0 million. The primary contributors to this change were the purchase of Crisa in 2006 for $78.4 million and a $29.3 million increase in capital expenditures (driven by the expenditures related to the construction of our new facility in China). In 2005, we incurred acquisition and related costs for our purchase of Crisal of $28.9 million.
     Net cash provided by financing activities was $135.3 million in 2006, compared to $31.9 million in 2005, or an increase of $103.4 million. The 2006 net cash provided by financing activities resulted from the additional debt incurred in connection with the acquisition of Crisa and the construction of our production facility in China. The 2005 net cash provided by financing activities resulted from additional debt incurred in connection with the purchase of Crisal.
     Free cash flow was $(97.2) million in 2006, compared to $(34.9) million in 2005, a decrease of $62.3 million. This decline is mainly attributable to the increase in net cash provided by operating activities, which was more than offset by an increase in capital expenditures (including $36.9 million for the construction of our new facility in China) and the Crisa acquisition of $78.4 million.
     Derivatives
     We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to variable interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future results. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2007, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.9 years at December 31, 2007. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 11.91 percent per year at December 31, 2007. The fair market value for the Rate Agreements at December 31, 2007 and 2006, respectively, was $(5.3) million and $1.2 million.
     We also use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. At December 31, 2007, we had commodity futures contracts for 2,820,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $(1.8) million. We have hedged a portion of our forecasted transactions through February 2009. At December 31, 2006, we had commodity futures contracts for 3,450,000 million BTU’s of natural gas with a fair market value of $(5.3) million.
     During 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008, related to the Crisa acquisition. The fair market value of the foreign currency contract at December 31, 2007 was $0.4 million.
     Share Repurchase Program
     Since mid-1998, we have repurchased 5,125,000 shares for $140.7 million, as authorized by our Board of Directors. As of December 31, 2007, authorization remains for the purchase of an additional 1,000,000 shares. During 2007 and 2006, we did not repurchase any common stock. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
     We are using a portion of the repurchased common stock to fund our Employee Stock Benefit Plans. See note 15 to the Consolidated Financial Statements for further discussion.

     Contractual Obligations
     The following table presents our existing contractual obligations at December 31, 2007 and related future cash requirements:

	Payments Due by Period
Dollars in thousands		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Borrowings	$496,634	$1,535	$17,985	$442,992	$34,122
Interest payments(2)	213,603	41,398	120,559	49,892	1,754
Long term operating leases	117,356	18,810	31,009	26,419	41,118
Payable to Vitro	19,575	19,575	—	—	—
Pension and nonpension(1)	297,956	24,660	51,997	56,917	164,382

Total obligations	$1,145,124	$105,978	$221,550	$576,220	$241,376

(1)	It is difficult to estimate future cash contributions as such amounts are a function of actual investment returns, withdrawals from the plan, changes in interest rates, and other factors uncertain at this time. However, we have included our best estimate for contributions through 2017.

(2)	The obligations for interest payments are based on December 31, 2007 debt levels and interest rates.
     In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2007, totaled $8.4 million.
     The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See note 11 to the Consolidated Financial Statements for additional information.
     Off-Balance Sheet Arrangements
     We were a joint venture partner in Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), the largest glass tableware manufacturer in Latin America, through June 15, 2006. On June 16, 2006, we purchased the remaining 51 percent equity interest in Crisa (see note 4 to the Consolidated Financial Statements). Through June 15, 2006, we recorded our 49 percent interest in Crisa using the equity method of accounting. From this joint venture, we recorded equity earnings (loss), dividends and certain technical assistance income. We also had a reciprocal distribution agreement with our joint venture partner that gave us exclusive distribution rights with respect to Crisa’s glass tableware products in the U.S. and Canada, and gave Crisa the exclusive distribution rights with respect to our glass tableware products in Latin America. In addition, we guaranteed a portion of Crisa’s bank debt. While we owned 49 percent of Crisa, we evaluated this investment and related arrangements in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), and determined that Crisa was a Variable Interest Entity (VIE), as defined by FIN 46R; however, we were not considered the primary beneficiary, as we did not absorb the majority of expected losses or received the majority of expected residual returns. Therefore, Crisa was not consolidated in our Consolidated Financial Statements through June 15, 2006. Since we acquired the remaining 51 percent of Crisa on June 16, 2006, we have consolidated Crisa’s financial statements. See notes 4 and 6 to the Consolidated Financial Statements for disclosure regarding financial information relating to Crisa.
Capital Resources and Liquidity
     Based on our current level of operations, we believe our cash flow from operations, our cash and cash equivalents and available capacity under our ABL Facility will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to fund our working capital needs, debt payments and other obligations, capital expenditures program and other funding requirements, and to comply with debt agreements, depends on our future operating performance and cash flow (see Part II, Item 1A. Risk Factors).
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
Reconciliation of net loss to EBIT and EBITDA

Dollars in Thousands
Year ended December 31,	2007	2006	2005
Net loss	$(2,307)	$(20,899)	$(19,355)
Add:
Interest expense	65,888	46,594	15,255
Provision (benefit) for income taxes	11,298	(7,747)	(6,384)

Earning (loss) before interest and income taxes (EBIT)	74,879	17,948	(10,484)
Add:
Depreciation and amortization (adjusted for minority interest)	41,572	35,556	32,217

Earnings before interest, taxes, depreciation and amortization, after minority interest adjustment (EBITDA)	$116,451	$53,504	$21,733

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
     We believe that EBITDA is an important supplemental measure for investors in evaluating operating performance in that it provides insight into company profitability and cash flow. Libbey’s senior management uses this measure internally to measure profitability and to set performance targets for managers. It also has been used regularly as one of the means of publicly providing guidance on possible future results. EBITDA also allows for a measure of comparability of other companies with different capital and legal structures, which accordingly may be subject to different interest rates and effective tax rates, and to companies that may incur different depreciation and amortization expenses or impairment charges.
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
Reconciliation of net cash provided by operating activities to free cash flow

Dollars in Thousands
Year ended December 31,	2007	2006	2005
Net cash provided by operating activities	$51,457	$54,858	$38,113
Less:
Capital expenditures	43,121	73,598	44,270
Acquisition and related costs	—	78,434	28,948
Plus:
Proceeds from asset sales and other	8,213	—	212

Free cash flow	$16,549	$(97,174)	$(34,893)

     We define free cash flow as net cash provided by operating activities, less capital expenditures and acquisition –related costs, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.
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
Reconciliation of working capital

Dollars in Thousands
December 31,	2007	2006
Accounts receivable — net	$93,333	$96,783
Plus:
Inventories — net	182,942	159,123
Less:
Accounts payable	75,387	67,493

Working capital	$200,888	$188,413

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

Reconciliation of Non-GAAP Financial Measures for Special Charges

Dollars in Thousands
Year ended December 31,	2007	2006	2005
Gross profit	$157,669	$123,164	$86,542
Special charges reported in cost of sales	—	2,158	1,965

Gross profit, excluding special charges	$157,669	$125,322	$88,507

Income (loss) from operations	$66,101	$19,264	$(8,917)
Special charges (excluding write-off of finance fees)	—	18,492	27,236

Income from operations, excluding special charges	$66,101	$37,756	$18,319

Earnings (loss) before interest and income tax before minority interest (EBIT)	$74,879	$18,014	$(10,450)

Minority Interest	—	(66)	(34)

Earnings (loss) before interest and income tax after minority interest (EBIT)	74,879	17,948	(10,484)
Special charges (excluding write-off of finance fees)	—	18,492	27,236

Earnings (loss) before interest and income tax after minority interest (EBIT), excluding special charges	$74,879	$36,440	$16,752

Reported net loss	$(2,307)	$(20,899)	$(19,355)
Special charges — net of tax	—	17,055	20,454

Net (loss) income, excluding special charges	$(2,307)	$(3,844)	$1,099

Income (loss) before income taxes	$8,991	$(28,646)	$(25,739)
Add: interest expense	65,888	46,594	15,255

Earnings (loss) before interest and taxes after minority interest (EBIT)	74,879	17,948	(10,484)
Add: depreciation and amortization	41,572	35,556	32,217

Earnings before interest, taxes, depreciation and amortization after minority interest (EBITDA)	116,451	53,504	21,733

Add: Special charges (excluding write-off of finance fees) — pre-tax	—	18,492	27,236

EBITDA, excluding special charges	$116,451	$71,996	$48,969

Reconciliation of Non-GAAP Financial Measures for Special Charges — Segments

Dollars in Thousands
Year ended December 31,	2007	2006	2005
Earnings before interest and income tax (EBIT):
North American Glass	$54,492	$5,471	$7,062
North American Other	15,670	9,382	(14,411)
International	4,717	3,161	(3,101)

Total earnings (loss) before interest and income tax (EBIT)	$74,879	$18,014	$(10,450)

Special charges (excluding write-off of finance fees):
North American Glass	$—	$18,534	$10,136
North American Other	—	(42)	17,100
International	—	—	—

Total special charges (excluding write-off of finance fees)	$—	$18,492	$27,236

Earnings before interest and income tax (EBIT), excluding special charges:
North American Glass	$54,492	$24,005	$17,198
North American Other	15,670	9,340	2,689
International	4,717	3,161	(3,101)

Total earnings before interest and income tax (EBIT), excluding special charges	$74,879	$36,506	$16,786

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
Revenue Recognition
     Revenue is recognized when products are shipped and title and risk of loss has passed to the customer. Revenue is recorded net of returns, discounts and sales incentive programs offered to customers. We offer various incentive programs to a broad base of customers, and we record accruals for these as sales occur. These programs typically offer incentives for purchase activities by customers that include growth objectives. Criteria for payment include the achievement by customers of certain purchase targets and the purchase by customers of particular product types. Management regularly reviews the adequacy of the accruals based on current customer purchases, targeted purchases and payout levels.
Allowance for Doubtful Accounts
     Our accounts receivable balance, net of allowances for doubtful accounts, was $93.3 million in 2007, compared to $96.8 million in 2006. The allowance for doubtful accounts was $11.7 million in 2007, compared to $11.5 million in 2006. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.
Allowance for Slow-Moving and Obsolete Inventory
     We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. Historically, these loss provisions have not been significant, as a significant percentage of our inventories is valued using the last-in, first-out (LIFO) method. At December 31, 2007, our inventories were $182.9 million, with loss provisions of $6.4 million, compared to inventories of $159.1 million and loss provisions of $6.1 million at December 31, 2006.
Asset Impairment
Fixed Assets
     We review fixed assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions. In 2005, we wrote down certain assets to fair value at our Syracuse China facility based upon appraisals performed by an independent third party. This write-down is further disclosed in note 10 to the Consolidated Financial Statements.
Goodwill and Indefinite Life Intangible Assets
     Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method, which incorporates the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. This was done as of October 1st for each year presented. Our review indicated an impairment of goodwill of $5.4 million at our Syracuse China facility during 2005. This impairment is further disclosed in note 10 to the Consolidated Financial Statements.
     Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1 for each year presented. An impairment loss for intangible assets of $3.7 million was recorded in 2005 for our Syracuse China facility. This impairment is further disclosed in note 10 to the Consolidated Financial Statements.

     If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed as of October 1, 2007, may have indicated an impairment of one or more of the Company’s other reporting units and, as a result, the related goodwill would also have been impaired.
Self-Insurance Reserves
     We use self-insurance mechanisms to provide for potential liabilities related to workers’ compensation and employee health care benefits that are not covered by third-party insurance. Workers’ compensation accruals are recorded at the estimated ultimate payout amounts based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses based on actuarial models.
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
Pension Assumptions
     The following are the assumptions used to determine the benefit obligations and pretax income effect for our pension plan benefits for 2007, 2006 and 2005:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.16% to 6.32%	5.82% to 5.91%	5.6%	5.5% to 8.5%	4.5% to 8.75%	4.25%
Expected long-term rate of return on plan assets	8.5%	8.75%	8.75%	6.5%	6.5%	6.5%
Rate of compensation increase	3.0% to 6.0%	3.0 to 6.0%	3.0 to 6.0%	2.0% to 4.3%	2.0 to 3.5%	2.0 to 2.5%
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
     Sensitivity to changes in key assumptions is as follows:
•	A change of 1 percent in the discount rate would change our total pension expense by approximately $1.3 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.6 million based on year-end data.

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

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.16%	5.77%	5.60%	5.14%	4.87%	5.00%
Initial health care trend	8.00%	8.50%	9.00%	8.00%	8.50%	8.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	7	7	4	7	7	3
     Sensitivity to changes in key assumptions is as follows:
•	A change of 1 percent in the discount rate would change the nonpension postretirement expense by $0.3 million.

•	A change of 1 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.
Income Taxes
     We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations as to which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit and the expiration of a statute of limitation.
     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. During 2007, we recorded a full valuation allowance against our U.S. deferred income tax assets. In addition, we have valuation allowances against certain deferred income tax assets in the Netherlands and Mexico.
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

Stock-Based Compensation Expense
     On January 1, 2006, we adopted SFAS 123-R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under SFAS 123-R for fiscal 2007 was $3.4 million.
     Upon adoption of SFAS 123-R, we began estimating the value of employee share-based compensation on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123-R, the value of each employee share-based compensation unit was estimated on the date of grant using this same model for the purpose of the pro forma financial information provided in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. The use of the Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. See note 15 for additional information.
New Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009 for Libbey and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. SFAS 160 is effective January 1, 2009 for Libbey, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe adoption of SFAS 160 will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not presently expect that the adoption of this statement will have a material effect on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. We will be required to adopt SFAS 157 as of January 1, 2008. We do not presently expect that the adoption of SFAS 157 will have a material impact on our consolidated results of operations and financial condition.
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
Interest Rates
     We are exposed to market risk associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $173.5 million of debt subject to fluctuating interest rates at December 31, 2007. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.7 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All counterparties were rated AA- or better as of December 2007, by Standard and Poors.
Natural Gas
     We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counter parties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counter parties. All counterparties were rated AA- or better as of December 2007, by Standard and Poors.
Retirement Plans
     We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans’ asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the discount rate would change our total expense by approximately $1.6 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Libbey Inc.
We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule included at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. As of December 31, 2005 and for the year ended December 31, 2005, we did not audit the combined financial statements of Vitrocrisa Holding, S. de R.L. de C.V and subsidiaries and Crisa Libbey, S.A. de C.V (collectively the “Vitrocrisa Companies”) (corporations in which Libbey owned a 49% interest). As of December 31, 2005 and the year ended December 31, 2005, the Vitrocrisa Companies’ financial statements were audited by other auditors whose reports were furnished to us; and, insofar as our opinion on the consolidated financial statements relates to amounts included for these companies, it was based solely on the report of other auditors. In the consolidated financial statements, Libbey Inc.’s equity in the net loss of Vitrocrisa Companies is stated at $(5,056,680) for the year ended December 31, 2005.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for stock-based compensation and defined benefit pension plans and other postretirement plans, respectively, in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
March 17, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Libbey Inc.
We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2007 and 2006, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Toledo, Ohio
March 17, 2008

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
Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu
/s/  C.P.C. Ernesto Cruz Velazquez de Leon
Monterrey, N.L. Mexico
February 28, 2006

Libbey Inc.
Consolidated Balance Sheets

Dollars in Thousands, Except Per-Share Amounts
December 31,	Footnote Reference	2007	2006
ASSETS
Current assets:
Cash & equivalents		$36,539	$41,766
Accounts receivable — net	(note 3)	93,333	96,783
Inventories — net	(note 3)	182,942	159,123
Deferred income taxes	(note 11)	—	4,120
Prepaid and other current assets	(note 3)	20,072	19,052

Total current assets		332,886	320,844
Other assets:
Repair parts		11,137	9,279
Pension asset	(note 12)	3,253	—
Software — net	(note 5)	4,888	4,704
Deferred income taxes	(note 11)	855	6,974
Purchased intangible assets — net	(note 4 & 7)	30,731	31,492
Goodwill — net	(note 4 & 7)	177,360	174,880
Other assets	(note 3)	13,113	17,717

Total other assets		241,337	245,046
Property, plant, and equipment — net	(note 8)	324,889	312,241

Total assets		$899,112	$878,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	(note 9)	$622	$226
Accounts payable		75,387	67,493
Salaries and wages		26,865	28,679
Accrued liabilities	(note 3 & 10)	41,453	47,622
Payable to Vitro		19,575	—
Pension liability (current portion)	(note 12)	1,883	1,389
Nonpension postretirement benefits (current portion)	(note 13)	3,528	3,252
Derivative liability	(note 16)	6,737	4,132
Deferred income taxes	(note 11)	4,462	—
Long-term debt due within one year	(note 9)	913	794

Total current liabilities		181,425	153,587
Long-term debt	(note 9)	495,099	490,212
Pension liability	(note 12)	71,709	77,174
Nonpension postretirement benefits	(note 13)	45,667	38,495
Payable to Vitro		—	19,673
Other long-term liabilities	(note 3)	12,097	11,140

Total liabilities		805,997	790,281
Stockholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued (18,689,710 shares issued in 2006)		187	187
Capital in excess of par value (includes warrants of $1,034 and 485,309 shares in 2007 and 2006)		306,874	303,381
Treasury stock, at cost, 4,133,074 shares (4,358,175 in 2006)		(110,780)	(129,427)
Retained deficit		(60,689)	(40,282)
Accumulated other comprehensive loss	(note 17)	(42,477)	(46,009)

Total shareholders’ equity		93,115	87,850

Total liabilities and shareholders’ equity		$899,112	$878,131

See accompanying notes

Libbey Inc.
Consolidated Statements of Operations

Dollars in Thousands, Except Per-Share Amounts
Year ended December 31,	Footnote Reference	2007	2006	2005
Net sales	(note 2)	$814,160	$689,480	$568,133
Freight billed to customers		2,207	2,921	1,932

Total revenues		816,367	692,401	570,065
Cost of sales	(note 2)	658,698	569,237	483,523

Gross profit		157,669	123,164	86,542
Selling, general and administrative expenses		91,568	87,566	71,535
Impairment of goodwill and other intangible assets	(note 10)	—	—	9,179
Special charges	(note 10)	—	16,334	14,745

Income (loss) from operations		66,101	19,264	(8,917)
Equity earnings (loss) — pretax	(note 6)	—	1,986	(4,100)
Other income (expense)	(note 20)	8,778	(3,236)	2,567

Earnings (loss) before interest, income taxes and minority interest		74,879	18,014	(10,450)
Interest expense	(note 9)	65,888	46,594	15,255

Income (loss) before income taxes and minority interest		8,991	(28,580)	(25,705)
Provision (benefit) for income taxes	(note 11)	11,298	(7,747)	(6,384)

Loss before minority interest		(2,307)	(20,833)	(19,321)
Minority interest	(note 2)	—	(66)	(34)

Net loss		$(2,307)	$(20,899)	$(19,355)

Net loss per share
Basic	(note 14)	$(0.16)	$(1.47)	$(1.39)

Diluted	(note 14)	$(0.16)	$(1.47)	$(1.39)

Weighted average shares
Outstanding	(note 14)	14,472	14,182	13,906

Diluted	(note 14)	14,472	14,182	13,906

See accompanying notes

Libbey Inc.
Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common	Capital in	Treasury	Retained	Comprehensive
	Stock	Excess of	Stock	Earnings	Income (Loss)
Dollars in thousands, except per-share amounts	Amount (1)	Par Value	Amount (1)	(Deficit)	(note 17)	Total
Balance December 31, 2004	$187	$300,922	$(135,865)	$6,925	$(28,606)	$143,563
Comprehensive (loss):
Net loss				(19,355)		(19,355)
Effect of derivatives — net of tax					5,040	5,040
Net minimum pension liability (including equity investments) — net of tax					(7,176)	(7,176)
Effect of exchange rate fluctuation					(379)	(379)

Total comprehensive loss (note 17)						(21,870)
Stock options exercised		99				99
Income tax benefit on stock options		4				4
Stock issued from treasury			3,345			3,345
Dividends — $0.40 per share				(5,536)		(5,536)

Balance December 31, 2005	187	301,025	(132,520)	(17,966)	(31,121)	119,605

Comprehensive (loss):
Net loss				(20,899)		(20,899)
Effect of derivatives — net of tax					(6,829)	(6,829)
Net minimum pension liability (including equity investments) — net of tax					10,650	10,650
Effect of exchange rate fluctuation					3,070	3,070

Total comprehensive loss (note 17)						(14,008)
Adoption of FAS 158 — net of tax					(21,779)	(21,779)
Stock compensation expense		1,322				1,322
Issuance of warrants		1,034				1,034
Stock issued from treasury			3,093			3,093
Dividends — $0.10 per share				(1,417)		(1,417)

Balance December 31, 2006	187	303,381	(129,427)	(40,282)	(46,009)	87,850

Comprehensive income:
Net loss				(2,307)		(2,307)
Effect of derivatives — net of tax					(3,224)	(3,224)
Net minimum pension liability— net of tax					(2,956)	(2,956)
Effect of exchange rate fluctuation					9,712	9,712

Total comprehensive income (note 17)						1,225
Stock options exercised		88				88
Income tax benefit on stock options		20				20
Stock compensation expense		3,385				3,385
Stock issued from treasury			18,647	(16,654)		1,993
Dividends — $0.10 per share				(1,446)		(1,446)

Balance December 31, 2007	$187	$306,874	$(110,780)	$(60,689)	$(42,477)	$93,115

(1)	Share amounts are as follows:

	Common	Treasury
	Stock	Stock
	Shares	Shares	Total
Balance December 31, 2004	18,685,210	4,879,310	13,805,900
Stock options exercised	4,500		4,500
Stock issued from treasury		(197,589)	197,589

Balance December 31, 2005	18,689,710	4,681,721	14,007,989
Stock issued from treasury	—	(323,546)	323,546

Balance December 31, 2006	18,689,710	4,358,175	14,331,535
Stock options exercised	7,920		7,920
Stock issued from treasury	—	(225,101)	225,101

Balance December 31, 2007	18,697,630	4,133,074	14,564,556

See accompanying notes

Libbey Inc.
Consolidated Statements of Cash Flows

Dollars in thousands
Year ended December 31,	Footnote reference	2007	2006	2005
Operating activities
Net loss		$(2,307)	$(20,899)	$(19,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	(note 5,7,8)	41,572	35,720	32,481
Gain on sale of assets		(4,923)	—	—
Equity (earnings) loss — net of tax	(note 6)	—	(1,493)	4,556
Change in accounts receivable		3,951	9,745	(9,539)
Change in inventories		(21,091)	7,131	8,322
Change in accounts payable		5,152	(425)	(6,915)
PIK interest	(note 9)	18,217	—	—
Deferred income tax valuation allowance	(note 11)	15,283	—	—
Special charges	(note 10)	(920)	20,023	16,542
Pension and postretirement		(3,061)	9,885	4,901
Other operating activities		(416)	(4,829)	7,120

Net cash provided by operating activities		51,457	54,858	38,113
Investing activities
Additions to property, plant and equipment		(43,121)	(73,598)	(44,270)
Acquisition and related costs, net of cash acquired	(note 4)	—	(78,434)	(28,948)
Proceeds from asset sales and other		8,213	—	212

Net cash used in investing activities		(34,908)	(152,032)	(73,006)
Financing activities
Net ABL credit facility		(41,122)	43,968	—
Net revolving credit facility		—	(149,078)	37,735
Other net borrowings (repayments)		20,272	(81,030)	1,917
Other borrowings		—	31,393	—
Note payments		—	(100,000)	—
Note proceeds		—	407,260	—
Debt financing fees		(219)	(15,798)	(2,301)
Stock options exercised	(note 15)	108	—	99
Dividends paid		(1,446)	(1,417)	(5,536)
Other financing activities		—	—	(23)

Net cash (used in) provided by financing activities		(22,407)	135,298	31,891
Effect of exchange rate fluctuations on cash		631	400	—

(Decrease) increase in cash		(5,227)	38,524	(3,002)
Cash & equivalents at beginning of year		41,766	3,242	6,244

Cash & equivalents at end of year		$36,539	$41,766	$3,242

Supplemental disclosure of cash flows information:
Cash paid during the year for interest		$43,340	$28,268	$13,216

Cash paid (net of refunds received) during the year for income taxes		$(6,128)	$12,839	$5,381

See accompanying notes

LIBBEY INC.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share data and per-share amounts)
1.  Description of the Business
     Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among North American glass tableware manufacturers. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail, business-to-business and industrial markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a ceramic dinnerware plant in New York and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
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
     Accounts Receivable and Allowance for Doubtful Accounts  We record trade receivables when revenue is recorded in accordance with our revenue recognition policy and relieve accounts receivable when payments are received from customers. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.
     Inventory Valuation  Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for 40.7 percent and 40.4 percent of our inventories in 2007 and 2006, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO, or weighted average cost over LIFO, was $17.4 million and $15.9 million for 2007 and 2006, respectively.
     Purchased Intangible Assets and Goodwill  Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2007 and 2006, our review did not indicate any impairment of goodwill or indefinite life intangibles. For further disclosure on goodwill and intangibles, see note 7.
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
     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See note 10 for further disclosure.
     Self-Insurance Reserves  Self-Insurance reserves reflect the estimated liability for group health and workers’ compensation claims not covered by third-party insurance. We accrue estimated losses based on actuarial models and assumptions as well as our historical loss experience. Workers’ compensation accruals are recorded at the estimated ultimate payout amounts based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses based on actuarial models. Group health accruals are based on estimates of incurred-but-not-reported estimates received from our third party administrator of the plan.
     Pension and Nonpension Postretirement Benefits  Effective January 1, 2006, we adopted SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 R (effective December 31, 2006). SFAS 158 requires recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining prior transaction amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effect where appropriate.
     The U.S. pension plans cover our hourly employees and those salaried U.S.-based employees hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries, Royal Leerdam, located in the Netherlands, and Crisa, located in Mexico. For further discussion see note 12.
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
     Income Taxes  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
     Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. In the United States, the Company has recorded a full valuation allowance against its deferred income tax assets. In addition, valuation allowances have been recorded in the Netherlands and Mexico.
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our tax positions and make a determination as to whether our position is more-likely-than-not to be sustained upon examination by taxing authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.
     Derivatives  We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for all natural gas contracts entered into by Crisa before our June 16, 2006 acquisition of the remaining 51 percent of Crisa and the foreign currency contracts) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Derivatives are more fully discussed in note 16.
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
     Stock-Based Compensation Expense  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), supersedes APB No. 25 and requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. On January 1, 2006, we adopted SFAS No. 123-R. Share-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. The impact of applying the provisions of SFAS No. 123-R was a pre-tax charge of $3.4 million and $1.3 million, respectively for 2007 and 2006. See note 15.
     Research and Development  Research and development costs are charged to the Consolidated Statements of Operations when incurred. Expenses for 2007, 2006 and 2005, respectively, were $1.5 million, $2.3 million and $2.4 million.
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
     Treasury Stock  Treasury stock purchases are recorded at cost. During 2007, 2006 and 2005, we did not purchase any treasury stock. During 2007, 2006, and 2005, we issued 225,101, 323,546 and 197,589 shares from treasury stock at an average cost of $28.68, $31.15, and $31.15 respectively.
     Reclassifications  Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2007.
     New Accounting Standards   In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009 for Libbey and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. SFAS 160 is effective January 1, 2009 for Libbey, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe adoption of SFAS 160 will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not presently expect that the adoption of this statement will have a material effect on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. We are required to adopt SFAS 157 as of January 1, 2008. We do not presently expect that the adoption of SFAS 157 will have a material impact on our consolidated results of operations and financial condition.
3.  Balance Sheet Details
     The following tables provide detail of selected balance sheet items:

December 31,	2007	2006
Accounts receivable:
Trade receivables	$91,435	$94,490
Other receivables	1,898	2,293

Total accounts receivable, less allowances of $11,711 and $11,507	$93,333	$96,783

Inventories:
Finished goods	$170,386	$147,423
Work in process	4,052	3,881
Raw materials	5,668	4,922
Operating supplies	2,836	2,897

Total inventories, less allowances of $6,435 and $6,139	$182,942	$159,123

Prepaid and other current assets:
Prepaid expenses	$13,551	$10,535
Refundable and prepaid income taxes	6,521	8,517

Total prepaid and other current assets	$20,072	$19,052

Other assets:
Deposits	$596	$1,069
Finance fees — net of amortization	11,194	14,275
Other	1,323	2,373

Total other assets	$13,113	$17,717

Accrued liabilities:
Accrued incentives	$14,236	$15,341
Workers compensation	9,485	10,008
Medical liabilities	2,450	2,539
Interest	5,218	5,519
Commissions payable	1,381	1,539
Special charges	38	1,487
Accrued liabilities	8,645	11,189

Total accrued liabilities	$41,453	$47,622

Other long-term liabilities:
Deferred liability	$1,254	$754
Other	10,843	10,386

Total other long-term liabilities	$12,097	$11,140

4.  Acquisitions
  Crisa
     On June 16, 2006, we purchased from Vitro, S.A. de C.V. the remaining 51 percent of the shares of Vitrocrisa Holding, S. de R.L. de C.V. and related companies (Crisa), located in Monterrey, Mexico, that we did not previously own. The purchase price was $80.0 million in addition to $4.9 million of acquisition costs. In addition, we refinanced approximately $71.9 million of Crisa’s existing indebtedness, $23.0 million of which we guaranteed prior to our purchase of the remaining 51 percent of the shares of Crisa. In connection with the acquisition, Crisa transferred to Vitro the pension liability for Crisa employees who had retired as of the closing date. Vitro also agreed to forgive $0.4 million of net intercompany payables owed to it and to defer receipt of approximately $9.4 million of net intercompany payables until August 15, 2006, and approximately $19.6 million of net intercompany payables until January 15, 2008. In addition, Vitro waived its right to receive profit sharing payments of approximately $1.3 million from Libbey under the now-terminated distribution agreement. Crisa transferred to Vitro real estate (land and buildings) on which one of Crisa’s two manufacturing facilities is located, but Crisa retained the right to occupy the facility transferred to Vitro for up to three years. Concurrently, Vitro transferred to Crisa ownership of the land on which a leased, state-of-the-art distribution center is located, along with racks and conveyors that Crisa leased from an affiliate of Vitro. Also, Vitro agreed not to compete with Crisa anywhere in the world (with limited exceptions) for five years.
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

     The purchase price allocation for the Crisa acquisition was finalized in the second quarter of 2007. The primary changes relate to the initial restructuring cost estimates and estimated tax receivables. The impact of these items did not materially change the initial purchase price allocation from December 31, 2006.
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

     Intangible assets acquired of approximately $21.7 million consist of trademarks and trade names, patented technologies, customer lists and non-compete covenants. The patented technologies, customer lists and non-compete covenants are being amortized over an average life of 7.7 years. Amortization of these intangible assets was $1.1 million and $0.6 million for 2007 and 2006, respectively. Trademarks and trade names are valued at approximately $8.9 million and are not subject to amortization.
     Crisa’s results of operations are included in our Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.
     The pro forma unaudited results of operations, assuming we consummated the acquisition of Crisa as of January 1, 2006, along with comparative results for 2005, are as follows:

	2006	2005
Net sales	$763,553	$728,747
Earnings before interest and taxes	$29,791	$4,774
Net loss	$(15,258)	$(14,212)
Net loss per share:
Basic	$(1.08)	$(1.02)
Diluted	$(1.08)	$(1.02)
Depreciation and amortization	$41,806	$44,558
     In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into a single facility in order to reduce fixed costs (“Project Tiger”). In connection with this consolidation, we recognized special charges of approximately $18.9 million in 2006, representing our existing 49 percent indirect ownership interest in the fixed assets related to the facility closed and the inventory related to product lines discontinued. For the additional 51 percent ownership interest acquired, the write down of the fixed assets and inventory was included in the purchase price allocation. These special charges are described in note 10. In addition, a $3.2 million reserve related to statutory severance for approximately 650 hourly employees of Crisa was recognized as additional acquisition cost in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. We substantially completed the consolidation in 2007.
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

December 31,	2007	2006
Software	$21,381	$20,127
Accumulated amortization	16,493	15,423

Software — net	$4,888	$4,704

     Amortization expense was $1.1 million, $0.9 million and $0.8 million for years 2007, 2006 and 2005, respectively.
6.  Investments in Unconsolidated Affiliates
     Prior to June 16, 2006, we were a 49 percent equity owner in Crisa. On June 16, 2006, we purchased the remaining 51 percent of Crisa. See note 4 for additional information. We recorded our 49 percent interest in Crisa using the equity method for the periods prior to June 15, 2006.
Condensed statements of operations for Crisa (including adjustments for U.S. GAAP equity method accounting) are as follows:

Year ended December 31,	2006(1)	2005
Total revenues	$87,520	$191,801
Cost of sales	71,204	165,815

Gross profit	16,316	25,986
Selling, general and administrative expenses	10,993	23,154

Income from operations	5,323	2,832
Remeasurement gain (loss)	2,934	(1,284)
Other expense	(103)	(1,533)

Earnings before interest and taxes	8,154	15
Interest expense	4,099	8,382

Income (loss) before income taxes	4,055	(8,367)
Income taxes	1,006	931

Net income (loss)	$3,049	$(9,298)

(1)	For the period ended June 15, 2006.
     The above 2005 results have been adjusted to reflect the impact of the deferred profit sharing and severance indemnity obligation items referred to in Crisa’s Report of Independent Registered Public Accounting Firm.

     For periods prior to June 16, 2006, we recorded 49 percent of Crisa’s income before income taxes in the line “equity earnings (loss)-pretax” in our Consolidated Statements of Operations. We recorded 49 percent of Crisa’s income taxes in the line “provision (benefit) for income taxes” in our Consolidated Statements of Operations. These items are shown below:

Year ended December 31,	2006	2005
Equity earnings (loss) — pretax	$1,986	$(4,100)
Provision for income taxes	493	456

Net equity earnings (loss)	$1,493	$(4,556)

     On our Consolidated Statements of Cash Flows, we recorded the net equity earnings (loss) amount as a component of operating activities.
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
7.  Purchased Intangible Assets and Goodwill
  Purchased Intangibles
     Changes in purchased intangibles balances are as follows:

	2007	2006
Beginning balance	$31,492	$10,778
Acquired (note 4)	—	21,675
Amortization	(1,650)	(1,842)
Foreign currency impact	889	881

Ending balance	$30,731	$31,492

     Purchased intangible assets are composed of the following:

December 31,	2007	2006
Indefinite life intangible assets	$16,143	$15,753
Definite life intangible assets, net of accumulated amortization of $10,447 and $8,797	14,588	15,739

Total	$30,731	$31,492

     Amortization expense for definite life intangible assets was $1.7 million, $1.8 million and $1.3 million for years 2007, 2006 and 2005, respectively.
     Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with SFAS No. 142. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. Our review for 2007 and 2006, did not indicate an impairment on our indefinite life intangible assets.

     The definite life intangible assets primarily consist of technical assistance agreements, noncompete agreements, customer relationships, and patents. The definite life assets are generally amortized over a period ranging from three to twenty years. The weighted average remaining life on the definite life intangible assets is 10.8 years at December 31, 2007.
     Future estimated amortization expense of definite life intangible assets is as follows:

2008	2009	2010	2011	2012
$1,339	$1,339	$1,339	$1,201	$1,084
Goodwill
     Changes in goodwill balances are as follows:

	2007				2006
	North	North			North	North
	American	American			American	American
	Glass	Other	International	Total	Glass	Other	International	Total
Beginning balance	$151,120	$14,317	$9,443	$174,880	$26,293	$14,317	$10,215	$50,825
49% investment in Crisa	—	—	—	—	69,347	—	—	69,347
51% investment in Crisa	635	—	—	635	55,480	—	—	55,480

Total acquired (note 4)	635	—	—	635	124,827	—	—	124,827
Other	1,484	—	(731)	753	—	—	(1,948)	(1,948)
Foreign currency impact	—	—	1,092	1,092	—	—	1,176	1,176

Ending balance	$153,239	$14,317	$9,804	$177,360	$151,120	$14,317	$9,443	$174,880

     The $69.3 million in 2006 represents the goodwill attributable to the original 49 percent ownership in Crisa, which was included in investments on the Consolidated Balance Sheet prior to the acquisition of the remaining 51 percent on June 16, 2006. The $56.1 (total for both 2007 and 2006) million relates to the goodwill acquired with the purchase of the remaining 51 percent of Crisa. Other relates to adjustments to the fair value of assets acquired and liabilities assumed related to the Royal Leerdam acquisition and income tax adjustments affecting the fair value of assets acquired and liabilities assumed related to the Crisa acquisition.
     Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method, which incorporates the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. This was done as of October 1st for each year presented. Our review for 2007 and 2006, did not indicate an impairment on our goodwill.
8.  Property, Plant and Equipment
     Property, plant and equipment consists of the following:

December 31,	2007	2006
Land	$23,859	$22,570
Buildings	81,010	64,825
Machinery and equipment	410,183	343,132
Furniture and fixtures	13,735	13,943
Construction in progress	14,783	57,850

Gross property, plant and equipment	543,570	502,320
Less accumulated depreciation	218,681	190,079

Net property, plant and equipment	$324,889	$312,241

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Depreciation expense was $38.8 million, $32.9 million and $30.4 million for the years 2007, 2006, and 2005, respectively.

     Under SFAS No. 144, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable.
9.  Borrowings
     On June 16, 2006, Libbey Glass Inc. issued, $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes), both due 2011. Concurrently, Libbey Glass Inc. entered into a new $150 million Asset Based Loan facility (ABL Facility) expiring in 2010. Fair value of all debt approximates carrying value.
     Borrowings consist of the following:

	Interest		December 31,	December 31,
	Rate	Maturity Date	2007	2006
Borrowings under ABL facility	Floating	December 16, 2010	$7,366	$46,210
Senior notes	Floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	127,697	109,480
Promissory note	6.00%	January 2008 to September 2016	1,830	1,985
Notes payable	Floating	January 2008	622	226
RMB loan contract	Floating	July 2012 to January 2014	34,275	32,050
RMB working capital loan	Floating	March 2010	6,855	—
Obligations under capital leases	Floating	January 2008 to May 2009	1,018	1,548
BES Euro line	Floating	January 2010 to January 2014	15,962	—
Other debt	Floating	September 2009	1,432	1,954

Total borrowings			503,057	499,453
Less — unamortized discounts and warrants			6,423	8,221

Total borrowings — net			496,634	491,232
Less — current portion of borrowings			1,535	1,020

Total long-term portion of borrowings — net			$495,099	$490,212

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued on June 1, 2007, December 1, 2007 and December 1, 2006, to pay the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.
     Annual maturities for all of our borrowings for the next six years are as follows:

2008	2009	2010	2011	2012	2013 & After
$1,535	$1,956	$16,029	$429,883	$13,109	$34,122
  ABL Facility
     The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and 1.75 percent, respectively, at December 31, 2007. There were no Libbey Glass borrowings under the facility at December 31, 2007 and December 31, 2006, while Libbey Europe had outstanding borrowings of $7.4 million and $46.2 million at December 31, 2007 and December 31, 2006, respectively. The interest rate was 6.63 percent and 5.50 percent at December 31, 2007 and December 31, 2006, respectively. Interest is payable the last day of the interest period, that can range from one month to six months.

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
     We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at December 31, 2007. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
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
     The available total borrowing base is offset by real estate and ERISA reserves totaling $8.0 million and mark-to-market reserves for natural gas and interest rate swaps of $5.5 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At December 31, 2007, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $89.7 million at December 31, 2007 and $44.7 million at December 31, 2006.
     Senior Notes
     Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 11.91 percent at December 31, 2007.
     We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2007, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.9 years at December 31, 2007. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 11.91 percent per year at December 31, 2007. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated AA- or better as of December 2007, by Standard and Poors.
     The fair market value for the Rate Agreements at December 31, 2007, was ($5.3) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
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
     PIK Notes
     Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes. At December 31, 2007, additional PIK Notes for interest that have been issued, bring the total principal amount of PIK Notes to $127.7 million.
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
     Promissory Note
     In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2007, and December 31, 2006, we had $1.8 million and $2.0 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
     Notes Payable
     We have an overdraft line of credit for a maximum of €1.8 million. The $0.6 million outstanding at December 31, 2007, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.36 percent. Interest with respect to the note payable is paid monthly.
     RMB Loan Contract
     On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $34.3 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of December 31, 2007, the annual interest rate was 6.56 percent. As of December 31, 2007, the outstanding balance was RMB 250.0 million (approximately $34.3 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.2 million) and RMB 40.0 million (approximately $5.5 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.2 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
     RMB Working Capital Loan
     In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with CCB. The 3-year term loan matures on March 14, 2010, has a current interest rate of 6.30 percent, and is secured by a Libbey Inc. guarantee. At December 31, 2007, the U.S. dollar equivalent on the line was $6.9 million. Interest is payable quarterly.

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
     The future minimum lease payments required under the capital leases as of December 31, 2007, are as follows:
     Payments Due by Period

2008	2009-2010	2011-2012
$703	$315	$—
     BES Euro Line
     In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $16.2 million) with Banco Espírito Santo, S.A. (BES). The $16.0 million outstanding at December 31, 2007, was the U.S. dollar equivalent under the line at an interest rate of 5.60 percent. Payment of principal in the amount of €1.1 million (approximately $1.6 million) is due in January 2010, payment of €1.6 million (approximately $2.4 million) is due in January 2011, payment of €2.2 million (approximately $3.2 million) is due in January 2012, payment of €2.8 million (approximately $4.1 million) is due in January 2013 and payment of €3.3 million (approximately $4.9 million) is due in January 2014. Interest with respect to the line is paid every six months.
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
     During 2005, we recorded a pretax charge of $1.1 million related to the closure of the City of Industry facility and realignment of our production capacity. The $1.1 million was recorded in the line item “special charges.” These charges were for employee termination costs, the write-down of fixed assets, and to recognize the land sale gain. Employee termination costs primarily include severance, medical benefits and outplacement services for the 140-hourly and salary employees that were terminated. The write-down of fixed assets of $1.8 million was to write-down certain machinery and equipment to reflect changes in estimated fair value. In December 2004, we sold approximately 27 acres of property in City of Industry, California, for net proceeds of $16.6 million (recorded as deposit liability). Pursuant to the purchase agreement, the buyer leased the property back to us in order to enable us to cease operations, to relocate certain equipment to our other glassware manufacturing facilities, to demolish the buildings on the property and perform related site work, as required by the contract. All demolition and required remediation was completed by December 31, 2005, and as such we recorded a net gain on the sale of $4.5 million in 2005. The 2006 activity reflects changes in accounting estimate of the reserves on the employee termination costs and the site clean up costs. These charges were recorded in the North American Glass reporting segment.

     The following table summarizes the capacity realignment charge incurred in 2006 and 2005:

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
Fixed asset write-down	$—	$1,827
Net gain on land sale	(359)	(4,508)
Employee termination cost & other	61	3,754

Included in capacity realignment charge	(298)	1,073

Total pretax capacity realignment charge	$(298)	$1,073

     There were no special charges incurred in 2007 related to the capacity realignment.
     The following reflects the balance sheet activity related to the capacity realignment for the years ended December 31, 2007 and December 31, 2006:

	Reserve				Reserve
	Balances at	Total			Balance at
	January 1,	(Credit) to	Cash	Non-cash	December 31,
	2007	Earnings	Payments	Utilization	2007
Land sale gain	$—	$—	$—	$—	$—
Employee termination costs & other	105	—	(105)	—	—

Total	$105	$—	$(105)	$—	$—

	Reserve	Total			Reserve
	Balances at	Charge			Balance at
	January 1,	(Credit) to	Cash	Non-cash	December 31,
	2006	Earnings	Payments	Utilization	2006
Land sale gain	$1,055	$(359)	$(696)	$—	$—
Employee termination costs & other	70	61	(26)	—	105

Total	$1,125	$(298)	$(722)	$—	$105

     The 2006 activity reflects changes in accounting estimates of the reserves on the employee termination costs and the site clean up costs.
     The ending balance of $0.1 million for 2006 was included in accrued liabilities on the Consolidated Balance Sheets.
  Salaried Workforce Reduction Program
     In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs.
     The following table summarizes the salaried workforce reduction charge incurred:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
Pension & retiree welfare	$—	$867

Included in cost of sales	—	867
Pension & retiree welfare	—	1,347

Included in selling, general and administrative expenses	—	1,347
Employee termination costs	(70)	2,494

Included in special charges	(70)	2,494

Total pretax salaried workforce reduction charge	$(70)	$4,708

     There were no special charges incurred in 2007 related to the salaried workforce reduction program.
     The 2006 activity represents a change in accounting estimate of our employee termination reserve as of December 31, 2006.
     The pension and retiree welfare expenses are further explained in notes 12 and 13. Employee termination costs primarily include severance, medical benefits and outplacement services for the 70 salary employees that were terminated.
     The following reflects the balance sheet activity related to the salaried workforce reduction program for the year ended December 31, 2007 and December 31, 2006:

	Balance at				Balance at
	January 1,	Total Credit	Cash	Non-cash	December 31,
	2007	to Earnings	Payments	Utilization	2007
Employee termination costs	$219	$—	$(181)	$—	$38

Total	$219	$—	$(181)	$—	$38

	Balance at				Balance at
	January 1,	Total Credit	Cash	Non-cash	December 31,
	2006	to Earnings	Payments	Utilization	2006
Employee termination costs	$877	$(70)	$(588)	$—	$219

Total	$877	$(70)	$(588)	$—	$219

     The 2006 activity reflects a change in accounting estimate of the reserves on the employee termination costs.
     The employee termination costs for 2007 and 2006 are included in accrued liabilities on the Consolidated Balance Sheets. These charges were recorded in the North American Glass and North American Other reporting segments.
  Syracuse China Asset Impairment and Other Charges
     In 2005 we recognized impairment and other charges of $16.5 million associated with Syracuse China. As discussed further below, these charges related to a write down of inventories to fair value, impairment of goodwill and other intangibles and an impairment of long-lived assets.
     An analysis was done to determine the appropriate carrying value of inventory located at Syracuse China. A lower of cost or market adjustment was recorded during the fourth quarter of 2005 in the amount of $1.1 million to properly state our ending inventory values. This charge was included in “cost of sales” on the Consolidated Statements of Operations.
     Goodwill and intangible assets were tested for impairment in accordance with SFAS No. 142. Our review indicated an impairment of goodwill and intangibles of $9.2 million existed at our Syracuse China facility during 2005. This impairment was recorded in the North American Other reporting segment.
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
  Pension Settlement Accounting
     As part of our capacity realignment and salaried workforce reduction efforts mentioned above, we incurred pension settlement charges. The pension settlement charges were triggered by excess lump sum distributions taken by employees during 2005 relating to the reduction in employment levels for our capacity realignment and our salaried workforce reduction program discussed above which required us to record unrecognized gains and losses in our pension plan accounts. The total pension settlement accounting charges were $4.9 million, which is included in the line item “special charges” on the Consolidated Statements of Operations. See note 12 for further discussion. These charges are included in the North American Glass and North American Other reporting segments.
  Crisa Restructuring
     In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs (“Project Tiger”). As part of the consolidation plan, a $3.2 million severance reserve was established related to statutory severance obligations for approximately 650 employees.
     The following table summarizes the Crisa restructuring charge incurred:

Twelve Months
Ended December 31,
2006
Fixed asset write-down	$16,702
Inventory write-down	2,158

Included in special charges	18,860

Total Crisa restructuring charge	$18,860

     The following reflects the balance sheet activity related to the Crisa restructuring for the years ended December 31, 2007 and December 31, 2006:

	Balance at	Total (Credit)			Balance at
	January 1,	Charge	Cash	Non-cash	December 31,
	2007	to Earnings	Payments	Utilization	2007
Fixed asset write-down	$—	$—	$—	$—	$—
Inventory write-down	—	—	—	—	—
Employee termination costs & other	1,163	—	(634)	(529)	—

Total	$1,163	$—	$(634)	$(529)	$—

	Balance at	Total (Credit)			Balance at
	January 1,	Charge	Cash	Non-cash	December 31,
	2006	to Earnings	Payments	Utilization	2006
Fixed asset write-down	$—	$16,702	$—	$(16,702)	$—
Inventory write-down	—	2,158	—	(2,158)	—
Employee termination costs & other	—	—	(2,065)	3,228	1,163

Total	$—	$18,860	$(2,065)	$(15,632)	$1,163

     The employee termination costs and other in other non-cash utilization of $0.5 million in 2007 reflects changes in accounting estimate. The employee termination costs and other of $3.2 million in 2006, relates to severance reserves established in step acquisition accounting for Crisa explained in note 4.
     The employee termination costs and other of $1.2 million are included in accrued liabilities on the December 31, 2006 Consolidated Balance Sheet and are recorded within the North American Glass reporting segment.
     Write-off of Finance Fees
     In June 2006, we wrote off unamortized finance fees of $4.9 million related to debt of Libbey and Crisa that we refinanced. These charges were recorded as interest expense on the Consolidated Statement of Operations and are reflected in the North American Glass reporting segment.

Summary of Total Special Charges
     The following table summarizes the special charges mentioned above and their classifications in the Consolidated Statements of Operations:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
Cost of sales	$2,158	$1,965
Selling, general and administrative expenses	—	1,347
Impairment of goodwill and other intangible assets	—	9,179
Special charges	16,334	14,745
Interest expense	4,906	—

Total special charges	$23,398	$27,236

     There were no special charges in the Consolidated Statement of Operations for 2007.
     The following table summarizes the special charges mentioned above and their classifications in the Consolidated Statements of Cash Flows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Total special charges expense	$—	$23,398	$27,236
Capacity realignment cash payments	(105)	(722)	(9,311)
Salaried workforce reduction cash payments	(181)	(588)	(1,383)
Crisa restructuring cash payments	(634)	(2,065)	—

Total special charges expense in excess of (less than) cash payments	$(920)	$20,023	$16,542

11.  Income Taxes
     The provisions (benefits) for income taxes were calculated based on the following components of earnings (loss) before income taxes:

Year ended December 31,	2007	2006	2005
United States	$(11,871)	$(13,295)	$(18,537)
Non-U.S.	20,862	(15,285)	(7,168)

Total earnings (loss) before tax	$8,991	$(28,580)	$(25,705)

     The current and deferred provisions (benefits) for income taxes were:

Year ended December 31,	2007	2006	2005
Current:
U.S. federal	$(6,768)	$(7,502)	$5,614
Non-U.S.	3,207	3,059	2,743
U.S. state and local	132	(85)	460

Total current income tax (benefit) provision	(3,429)	(4,528)	8,817

Deferred:
U.S. federal	16,752	1,409	(14,374)
Non-U.S.	(2,183)	(4,199)	(3,010)
U.S. state and local	158	(429)	2,183

Total deferred income tax provision (benefit)	14,727	(3,219)	(15,201)

Total:
U.S. federal	9,984	(6,093)	(8,760)
Non-U.S.	1,024	(1,140)	(267)
U.S. state and local	290	(514)	2,643

Total income tax provision (benefit)	$11,298	$(7,747)	$(6,384)

     The significant components of our deferred income tax assets and liabilities are as follows:

December 31,	2007	2006
Deferred income tax assets:
Pension	$18,099	$24,238
Nonpension postretirement benefits	18,181	15,385
Other accrued liabilities	21,542	17,227
Receivables	1,843	2,241
Net operating loss carry forwards	8,923	9,749
Tax credits	8,016	4,441

Total deferred income tax assets	76,604	73,281

Deferred income tax liabilities:
Property, plant and equipment	29,032	30,926
Inventories	9,360	11,085
Intangibles and other assets	12,964	13,601

Total deferred income tax liabilities	51,356	55,612

Net deferred income tax asset before valuation allowance	25,248	17,669
Valuation allowance	(28,855)	(6,575)

Net deferred income tax (liability) asset	$(3,607)	$11,094

     The net deferred income tax assets at December 31 of the respective year-ends were included in the Consolidated Balance Sheet as follows:

December 31,	2007	2006
Current deferred income tax asset	$—	$4,120
Noncurrent deferred income tax asset	855	6,974

Current deferred income tax liability	(4,462)	—

Net deferred income tax (liability) asset	$(3,607)	$11,094

     The 2007 deferred income tax asset for net operating loss carry forwards of $8.9 million relates to pre-tax losses incurred in the Netherlands of $14.9 million, in Mexico of $6.9 million, in Portugal of $11.7 million, and in U.S. state jurisdictions of $23.1 million. The 2007 federal net operating loss will be carried back to offset taxable income reported in previous years; therefore, no deferred income tax asset has been established on the loss. Our foreign net operating loss carry forwards of $33.5 million will expire before 2017. The state net operating loss carry forward of $23.1 million will expire by 2027. The 2006 deferred asset for net operating loss carry forwards of $9.8 million relates to pre-tax losses incurred in the Netherlands of $16.7 million, in Mexico of $8.3 million, in Portugal of $11.0 million, and in U.S. state jurisdictions of $19.1 million.
     The Company has a tax holiday in China, which will expire in 2013. In 2007, the Company recognized no benefit from the tax holiday.
     The 2007 deferred tax credits of $8.0 million consist of $1.7 million U.S. federal tax credits, $1.7 million of U.S. state tax credits and $4.6 million foreign credits. The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested and general business credits. The $1.7 million U.S. state tax credits are primarily related to investment tax credits and will expire between 2008 and 2019. The foreign credits of $4.6 million consist of $4.4 million in foreign tax credits that can be carried over indefinitely and $0.2 million in technology credits that expire in 2017. The 2006 deferred tax credits of $4.4 million consist of $2.0 million U.S. federal tax credits and $2.4 million of U.S. state tax credits. The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested.
In assessing the need for a valuation allowance, management considers whether it is more-likely-than-not that some portion or all of the deferred income tax assets will be realized on a quarterly basis or whenever events indicate that a review is required. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those temporary differences reverse. As a result, we consider the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset as well as all other positive and negative evidence.
During the fourth quarter of 2007, we concluded that it was no longer more likely than not that we would realize our U.S. deferred income tax assets because of the near-term effects on U.S. profitability of increasing interest expense and the general softening of the U.S. economy and its related impact on consumer demand. As a result, we increased our U.S. valuation allowance from $2.5 million to $21.0 million to record a full valuation allowance against these assets. The increase in valuation allowance of $18.5 million was recorded through a $15.3 million charge to provision for income taxes and a $3.2 million charge to other comprehensive income. These changes in circumstances would have increased the beginning of year valuation allowance by approximately $14.9 million. In addition, the Company evaluated the potential realization of deferred income tax assets for foreign locations on a jurisdiction-by-jurisdiction basis. In jurisdictions where management believes it is more likely than not that the foreign deferred income tax asset may not be realized in the future, the Company has recorded a valuation allowance against the foreign net deferred income tax asset. Utilization of net operating losses in these jurisdictions resulted in a $0.6 million reduction in foreign valuation allowances in 2007; however, significant negative evidence continues to exist to require a valuation allowance against the net assets.
     Reconciliation from the statutory U.S. federal income tax rate of 35% to the consolidated effective income tax rate was as follows:

Year ended December 31,	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	(73.2)	3.9	(8.7)
U.S. state and local income taxes, net of related U.S. federal income taxes	6.2	1.7	(6.7)
U.S. federal credits	(5.9)	0.5	0.4
Foreign permanent adjustments	32.1	1.7	—
Foreign federal credits	(21.6)	—	—
Valuation allowance	162.9	(10.8)	—
Other	(9.8)	(4.9)	4.8

Consolidated effective income tax rate	125.7%	27.1%	24.8%

     Significant components of our refundable and prepaid income taxes, classified in the Consolidated Balance Sheet as prepaid and other current assets, are as follows:

December 31,	2007	2006
U.S. federal	$5,804	$5,705
Non-U.S.	(167)	1,983
U.S. state and local	884	829

Total prepaid income taxes	$6,521	$8,517

U.S. income taxes and non-U.S. withholding taxes were not provided for on a cumulative total of approximately $35.0 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in the non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”). As a result of the implementation of FIN 48, we recorded a $6.7 million decrease in the net income tax asset for unrecognized income tax benefits, offset by an increase in net deferred income tax asset of $6.7 million, with no cumulative effect on retained earnings. This net amount differs from the gross unrecognized tax benefits of $7.2 million presented in the table below because of the indirect effect of the state unrecognized tax benefit. At December 31, 2007, we had $2.7 million of total gross unrecognized tax benefits, of which approximately $1.3 million would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at January 1, 2007	$7,162

Additions based on tax positions related to the current year	143
Additions for tax positions of prior years	1,090
Reductions for tax positions of prior years	(2,754)
Reductions due to lapse of statute of limitations	(2,201)
Reductions due to settlements with tax authorities	(711)

Balance at December 31, 2007	$2,729

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. At December 31, 2007 and January 1, 2007, we had $3.0 million accrued for interest and penalties, net of tax benefit.
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2007, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2004-2007
China	2006-2007
Mexico	2002-2007
Netherlands	2006-2007
Portugal	2004-2007
United States	2004-2007

     We are currently under examination by the U.S. Internal Revenue Service for our 2006 tax year but due to the status of the exam, it is not practicable to estimate the impact of potential settlement. We do not anticipate a significant change in the total amount of unrecognized income tax benefits within the next twelve months.
12.  Pension
     We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and the hourly U.S.-based employees. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam and Crisa. The Crisa plan is not funded.
     As disclosed in note 1, we adopted SFAS No. 158, effective December 31, 2006. The following table summarizes the impact of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006:

		Impact of SFAS No.
	Prior to SFAS	158 Adoption —	After SFAS No. 158
	No. 158 Adoption	Increase/(Decrease)	Adoption
Intangible pension asset	$15,070	$(15,070)	$—
Pension liability	$(12,561)	$(66,002)	$(78,563)
Additional minimum liability	$(47,761)	$47,761	$—
Accumulated other comprehensive income-pre-tax	$32,691	$33,311	$66,002

Effect on Operations
     The components of our net pension expense (credit), including the SERP, are as follows:

	U.S. Plans			Non-U.S. Plans			Total
Year ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost (benefits earned during the period)	$5,923	$5,998	$6,265	$1,849	$1,479	$943	$7,772	$7,477	$7,208
Interest cost on projected benefit obligation	14,606	13,824	14,132	4,013	2,727	1,620	18,619	16,551	15,752
Expected return on plan assets	(16,039)	(15,732)	(17,049)	(2,750)	(2,287)	(2,180)	(18,789)	(18,019)	(19,229)
Amortization of unrecognized:
Prior service cost	2,086	2,083	1,914	(187)	(177)	(395)	1,899	1,906	1,519
Loss	2,140	2,552	2,548	347	151	—	2,487	2,703	2,548
Transition obligations	—	—	—	143	185	—	143	185	—
Curtailment charge	—	—	1,635	—	—	—	—	—	1,635
Settlement charge	—	2,045	4,921	—	—	—	—	2,045	4,921

Pension expense (credit)	$8,716	$10,770	$14,366	$3,415	$2,078	$(12)	$12,131	$12,848	$14,354

     We incurred pension settlement charges of $2.0 million and $4.9 million during December 31, 2006 and December 31, 2005. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.
     In the second quarter of 2005, we incurred a pension curtailment charge of $1.6 million as a result of a planned reduction of approximately 70 employees in our North American salaried workforce. Due to the reduction of the salaried workforce, the U.S. pension plans were revalued as of June 30, 2005. At this time, the discount rate was reduced from 5.75 percent to 5.00 percent. This revaluation resulted in additional net periodic benefit cost of $0.3 million in 2005. This amount is included in the above table. The normal measurement date of the U.S. and non-U.S. plans is December 31st. The salaried workforce reduction plan is explained in further detail in note 10.
Actuarial Assumptions
     Following are the assumptions used to determine the financial statement impact for our pension plan benefits for 2007, 2006 and 2005:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.16% to 6.32%	5.82% to 5.91%	5.60%	5.50% to 8.50%	4.50% to 8.75%	4.25%
Expected long-term rate of return on plan assets	8.50%	8.75%	8.75%	6.50%	6.50%	6.50%
Rate of compensation increase	3.0% to 6.0%	3.0 to 6.0%	3.0 to 6.0%	2.0% to 4.3%	2.0 to 3.5%	2.0 to 2.5%
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
     Sensitivity to changes in key assumptions is as follows:
•	A change of 1 percent in the discount rate would change our total pension expense by approximately $1.3 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.6 million based on year-end data.
  Projected Benefit Obligation (PBO) and Fair Value of Assets
     The changes in the projected benefit obligations and fair value of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2007	2006	2007	2006	2007	2006
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$253,301	$253,719	$65,743	$34,453	$319,044	$288,172
Acquisitions	—	—	—	16,499	—	16,499
Service cost	5,923	5,998	1,849	1,479	7,772	7,477
Interest cost	14,606	13,824	4,013	2,727	18,619	16,551
Plan amendments	2,537	—	—	2,463	2,537	2,463
Exchange rate fluctuations	—	—	4,593	4,547	4,593	4,547
Actuarial (gains) loss	(7,057)	(5,404)	(2,427)	7,084	(9,484)	1,680
Plan participants’ contributions	—	—	1,099	—	1,099	—
Settlement	—	2,914	—	—	—	2,914
Benefits paid	(15,496)	(17,750)	(2,098)	(3,509)	(17,594)	(21,259)

Projected benefit obligation, end of year	$253,814	$253,301	$72,772	$65,743	$326,586	$319,044

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$199,023	$193,186	$41,458	$34,385	$240,481	$227,571
Actual return on plan assets	12,376	23,180	1,046	1,162	13,422	24,342
Exchange rate fluctuations	—	—	5,108	4,280	5,108	4,280
Employer contributions	11,040	407	2,691	1,462	13,731	1,869
Plan participants’ contributions	—	—	1,099	896	1,099	896
Benefits paid	(15,496)	(17,750)	(2,098)	(727)	(17,594)	(18,477)

Fair value of plan assets, end of year	$206,943	$199,023	$49,304	$41,458	$256,247	$240,481

Funded ratio	81.5%	78.6%	67.8%	63.1%	78.4%	75.3%
Funded status and net accrued pension benefit cost	$(46,871)	$(54,278)	$(23,468)	$(24,285)	$(70,339)	$(78,563)

     In connection with the Crisa acquisition (note 4), we assumed the existing unfunded pension plan liability for all active employees as of June 16, 2006 in the amount of $16.5 million.
     The 2007 net accrued pension benefit cost of $70.3 million is represented by a non current asset in the amount of $3.3 million, a current liability in the amount of $1.9 million and a long-term liability in the amount of $71.7 million on the Consolidated Balance Sheet. The 2006 net accrued pension benefit cost of $78.6 million is represented by a current liability in the amount of $1.4 million and a long-term liability in the amount of $77.2 million on the Consolidated Balance Sheet. The current portion reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis.

     The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2007 and 2006, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2007	2006	2007	2006	2007	2006
Net loss	$31,933	$37,469	$9,765	$12,483	$41,698	$49,952
Prior service cost	15,275	14,824	1,809	1,226	17,084	16,050
Transition obligation	—	—	861	—	861	—

Total cost	$47,208	$52,293	$12,435	$13,709	$59,643	$66,002

     The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2007, that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Net loss	$1,415	$314	$1,729
Prior service cost (credit)	2,338	(212)	2,126
Transition obligation	—	142	142

Total cost	$3,753	$244	$3,997

     We contributed $11.0 million of contributions to the U.S. pension plans in 2007, compared to $0.4 in 2006. We contributed $2.7 million in 2007 to the non-U.S. pension plan compared to $1.5 million in 2006. It is difficult to estimate future cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. However, at this time, we anticipate making cash contributions of approximately $21.5 million into the U.S. pension plans and $3.4 million into the non-U.S. pension plans in 2008.
     Pension benefit payment amounts are anticipated to be paid from the plans as follows:

Year	U.S. Plans	Non-U.S. Plans	Total
2008	$18,488	$2,644	$21,132
2009	$18,901	$2,761	$21,662
2010	$19,423	$3,254	$22,677
2011	$19,972	$3,652	$23,624
2012	$20,638	$4,384	$25,022
2013-2017	$115,529	$27,194	$142,723
Accumulated Benefit Obligation in Excess of Plan Assets
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan asset at December 31, 2007 and 2006 were as follows:

December 31, 2007	U.S. Plans	Non-U.S. Plans	Total
Projected benefit obligation	$253,814	$26,720	$280,534
Accumulated benefit obligation	$246,532	$21,980	$268,512
Fair value of plan assets	$206,943	$—	$206,943

December 31, 2006	U.S. Plans	Non-U.S. Plans	Total
Projected benefit obligation	$253,301	$21,840	$275,141
Accumulated benefit obligation	$248,466	$10,412	$258,878
Fair value of plan assets	$199,023	$—	$199,023

     Plan Asset Allocation
     The asset allocation for our U.S. pension plans at the end of 2007 and 2006 and the target allocation for 2008, by asset category, are as follows.

U.S. Plans	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2008	2007	2006
Equity securities	60%	59%	61%
Debt securities	25%	26%	33%
Real estate	5%	4%	4%
Other	10%	11%	2%

Total	100%	100%	100%

     The asset allocation for our non-U.S. pension plans (Royal Leerdam) at the end of 2007 and 2006 and the target allocation for 2008, by asset category, are as follows.

Non-U.S. Plans	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2008	2007	2006
Equity securities	30%	29%	31%
Debt securities	55%	53%	53%
Real estate	10%	13%	11%
Other	5%	5%	5%

Total	100%	100%	100%

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
13.  Nonpension Postretirement Benefits
     We provide certain retiree health care and life insurance benefits covering our U.S. and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefits of Libbey retirees who had retired as of June 24, 1993. Accordingly, obligations for these employees are excluded from the Company’s financial statements. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.
     As disclosed in note 1, we adopted SFAS No. 158, effective December 31, 2006. The following table summarizes the impact of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006:

		Impact of SFAS No. 158
	Prior to SFAS No. 158	Adoption	After SFAS No. 158
	Adoption	Increase/(Decrease)	Adoption
Nonpension liability	$(42,997)	$1,250	$(41,747)
Accumulated other comprehensive loss	$—	$(1,250)	$(1,250)

Effect on Operations
     The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans			Non- U.S. Plans			Total
Year ended December 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost (benefits earned during the period)	$795	$743	$792	$1	$2	$—	$796	$745	$792
Interest cost on projected benefit obligation	2,245	2,050	1,929	94	95	148	2,339	2,145	2,077
Amortization of unrecognized:
Prior service credit	(884)	(884)	(884)	—	—	—	(884)	(884)	(884)
(Gain) loss	79	45	(124)	(51)	(64)	(7)	28	(19)	(131)
Curtailment charge	—	—	254	—	—	—	—	—	254

Nonpension postretirement benefit expense	$2,235	$1,954	$1,967	$44	$33	$141	$2,279	$1,987	$2,108

     The postretirement benefit curtailment charges in 2005 were the result of the salaried workforce reduction program and capacity realignment program as discussed in notes 10 and 12.
Actuarial Assumptions
     The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.16%	5.77%	5.60%	5.14%	4.87%	5.00%
Initial health care trend	8.00%	8.50%	9.00%	8.00%	8.50%	8.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	7	7	4	7	7	3
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
     Sensitivity to changes in key assumptions is as follows:
•	A 1 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•	A 1 percent change in the discount rate would change the nonpension postretirement expense by $0.3 million.

   Accumulated Postretirement Benefit Obligation
     The components of our nonpension postretirement benefit obligation are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2007	2006	2007	2006	2007	2006
Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$39,802	$35,504	$1,945	$2,827	$41,747	$38,331
Service cost	795	743	1	2	796	745
Interest cost	2,245	2,050	94	95	2,339	2,145
Plan participants’ contributions	1,235	924	212	—	1,447	924
Plan amendments	4,209	—	—	—	4,209	—
Actuarial (gain) loss	4,240	5,396	13	(645)	4,253	4,751
Exchange rate fluctuations	—	—	419	(25)	419	(25)
Benefits paid	(5,648)	(4,815)	(367)	(309)	(6,015)	(5,124)

Benefit obligation, end of year	$46,878	$39,802	$2,317	$1,945	$49,195	$41,747

Funded status and accrued benefit cost	$(46,878)	$(39,802)	$(2,317)	$(1,945)	$(49,195)	$(41,747)

     The 2007 net accrued postretirement benefit cost of $49.2 million is represented by a current liability in the amount of $3.5 million and a long-term liability in the amount of $45.7 million on the Consolidated Balance Sheet. The 2006 net accrued postretirement benefit cost of $41.7 million is represented by a current liability in the amount of $3.3 million and a long-term liability in the amount of $38.4 million on the Consolidated Balance Sheet.
     The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2007, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2007	2006	2007	2006	2007	2006
Net loss (gain)	$6,962	$2,801	$(1,015)	$(918)	$5,947	$1,883
Prior service cost (credit)	1,960	(3,133)	—	—	1,960	(3,133)

Total cost (credit)	$8,922	$(332)	$(1,015)	$(918)	$7,907	$(1,250)

     The pre-tax amounts in accumulated other comprehensive loss of December 31, 2007, that are expected to be recognized as a credit to net periodic benefit cost during 2008 are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Net loss (gain)	$193	$(60)	$133
Prior service credit	(543)	—	(543)

Total credit	$(350)	$(60)	$(410)

     Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year	U.S. Plan	Non-U.S. Plans	Total
2008	$3,360	$168	$3,528
2009	$3,558	$173	$3,731
2010	$3,755	$172	$3,927
2011	$3,917	$171	$4,088
2012	$4,015	$167	$4,182
2013-2017	$20,861	$798	$21,659
     We also provide retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This is an insured, premium-based arrangement. Related to these plans, approximately $0.5 million, $0.7 million and $0.6 million were charged to expense for the years ended December 31, 2007, 2006 and 2005, respectively.

14. Net Income per Share of Common Stock
     The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2007	2006	2005
Numerator for earnings per share — net (loss) income that is available to common shareholders	$(2,307)	$(20,899)	$(19,355)

Denominator for basic earnings per share — weighted-average shares outstanding	14,472,011	14,182,314	13,906,057

Effect of dilutive securities(1)	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	14,472,011	14,182,314	13,906,057

Basic (loss) earnings per share	$(0.16)	$(1.47)	$(1.39)

Diluted (loss) earnings per share	$(0.16)	$(1.47)	$(1.39)

(1)	The effect of employee stock options, warrants, restricted stock units, performance shares and the employee stock purchase plan (ESPP), 283,009, 11,584 and 5,091shares for the year ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively, were anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.
     When applicable, diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
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
     On December 6, 2005, the Company’s Board of Directors, acting as the Compensation Committee of the whole, accelerated the vesting of all outstanding and unvested nonqualified stock options granted through 2004 under the Company’s 1999 Equity Participation Plan and Amended and Restated 1999 Equity Participation Plan. As a result, options to purchase 258,731 shares of the Company’s common stock became exercisable on December 6, 2005. Of that amount, options that were granted through 2004 to the Company’s named executive officers became immediately exercisable. In the case of each of the stock options in question, the exercise price greatly exceeded the fair market value of the Company’s common stock on December 6, 2005. The decision to accelerate vesting of these options was made primarily to avoid recognition of compensation expense related to these underwater stock options in financial statements relating to future fiscal periods. By accelerating these underwater stock options, the Company has reduced the stock option expense it otherwise would have been required to record by approximately $0.4 million in 2006, $0.1 million in 2007 and $0.04 million in 2008 on a pre-tax basis.
   Employee Stock Purchase Plan (ESPP)
     We have an ESPP under which 750,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2012. In 2007 and 2006, the shares issued under the ESPP were 105,453 and 95,279, respectively. At December 31, 2007, 469,447 shares were available for issuance under the ESPP. At December 31, 2006, 474,782 shares were available for issuance under the ESPP. Repurchased common stock is being used to fund the ESPP.

     A participant may elect to have payroll deductions made during the offering period in an amount not less than 2 percent and not more than 20 percent of the participant’s compensation during the option period. The option period starts on the offering date (June 1st) and ends on the exercise date (May 31st). In no event may the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or the successor corporation or a parent or subsidiary of such successor corporation will substitute an equivalent option. Compensation expense for 2007 and 2006 related to the ESPP is $0.5 million and $0.4 million, respectively.
   Equity Participation Plan Program Description
     We have three equity participation plans: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and (3) the Libbey Inc. 2006 Omnibus Incentive Plan. Although options previously granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. remain outstanding, no further grants of equity-based compensation may be made under those plans. However, up to a total of 1,500,000 shares of Libbey Inc. common stock are available for issuance as equity-based compensation under the Libbey Inc. 2006 Omnibus Incentive Plan. Under the Libbey Inc. 2006 Omnibus Incentive Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2007, there were grants of 284,122 stock options, 71,644 performance shares, 190,304 restricted stock units and 4,500 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2007, is generally four years. Stock options are amortized over the vesting period using the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25” (FIN 28), expense attribution methodology. The impact of applying the provisions of SFAS No. 123-R is a pre-tax compensation expense of $3.4 million and $1.3 million is included in selling, general and administrative expenses in the Consolidated Statements of Operations for 2007 and 2006, respectively.
   Prior Year Pro forma Information
     With the adoption of SFAS No. 123-R on January 1, 2006, compensation expense for stock options is recorded based on the estimated fair value of the stock options using an option-pricing model. Compensation expense continues to be recorded for restricted stock unit grants over their vesting periods based on fair value, which is equal to the market price of our common stock on the date of grant.
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation:

Year ended December 31,	2005
Reported net loss:	$(19,355)
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—

Pro forma net loss	$(19,355)

Basic loss per share:
Reported basic loss per share	$(1.39)

Pro forma basic loss per share	$(1.39)

Diluted loss per share:
Reported diluted loss per share	$(1.39)

Pro forma diluted loss per share	$(1.39)

     Disclosures for the years ended December 31, 2007 and December 31, 2006 are not presented because the amounts are recognized in the Consolidated Financial Statements.
   General Stock Option Information
     Stock option compensation expense of $0.8 million and $0.3 million is included in the Consolidated Statements of Operations for 2007 and 2006, respectively.

     The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were 284,132 stock option grants made during 2007. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during 2007 is $7.22. There were 10,000 and 145,260 stock option grants made during 2006 and 2005, respectively. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of option granted during 2006 and 2005 was $3.32 and $3.82, respectively. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions:

	2007	2006	2005
Stock option grants:
Risk-free interest	4.64%	4.57%	4.29%
Expected term	6.1 years	6.5 years	6.1 years
Expected volatility	47.4%	37.9%	34.6%
Dividend yield	0.71%	3.19%	2.3%
Employee Stock Purchase Plan:
Risk-free interest	4.91%	4.99%	3.23%
Expected term	12 months	12 months	12 months
Expected volatility	60.04%	58.3%	36.00%
Dividend yield	0.43%	2.20%	2.10%
•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•	The expected term represents the period of time the options are expected to be outstanding. Additionally, we use historical data to estimate option exercises and employee forfeitures. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed based on historic stock prices commensurate with the expected term of the option. The range of expected volatilities used is 47.02 percent to 48.12 percent, and the average expected volatility is 47.4 percent. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.
     Information with respect to our stock option activity for 2007, 2006, and 2005 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		exercise price per	Contractual life	Intrinsic
Options	Shares	share	(in years)	Value
Outstanding balance at January 1, 2005	1,517,636	$28.87
Granted	145,760	11.83
Exercised	(4,500)	22.06
Canceled	(103,340)	24.23

Outstanding balance at December 31, 2005	1,555,556	28.04	5.76	$—
Granted	10,000	10.20
Exercised	—	—
Canceled	(153,930)	28.03

Outstanding balance at December 31, 2006	1,411,626	27.43	4.85	$100
Granted	284,132	14.60
Exercised	(7,920)	11.11
Canceled	(167,542)	31.26
Outstanding balance at December 31, 2007	1,520,296	$24.67	5.17	$1,181

Exercisable at December 31, 2007	1,183,286	$27.70		$337

     Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. SFAS No. 123-R requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows. There were 7,920 stock options exercised during 2007 and no stock options exercised in 2006.
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $15.84 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2007, 1,183,286 outstanding options were exercisable, and the weighted average exercise price was $27.70. As of December 31, 2006, 1,315,790 outstanding options were exercisable, and the weighted average exercise price was $28.58. As of December 31, 2005, 1,410,296 outstanding options were exercisable, and the weighted average exercise price was $30.00.
     As of December 31, 2007, $1.2 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next three years on a weighted-average basis. The total fair value of shares vested during 2007 is $0.1million. Shares issued for exercised options are issued from treasury stock.
     The following table summarizes our nonvested stock option activity for 2007 and 2006:

		Weighted-Average fair
	Shares	value (per share)
Nonvested at January 1, 2006	145,260	$3.82
Granted	10,000	$3.32
Vested	(57,644)	$3.82
Canceled	(1,780)	$3.82

Nonvested at December 31, 2006	95,836	$3.82
Granted	284,132	$7.22
Vested	(34,172)	$3.75
Canceled	(8,786)	$4.57

Nonvested at December 31, 2007	337,010	$6.67

   Performance Share Information
     Performance share compensation expense of $0.6 million and $0.3 million for 2007 and 2006, respectively, is included in our Statement of Operations.
     Under the Libbey Inc. 2006 Omnibus Incentive Plan, we grant select executives and key employees performance shares. The number of performance shares granted to an executive is determined by dividing the value to be transferred to the executive, expressed in U.S. dollars and determined as a percentage of the executive’s long-term incentive target (which in turn is a percentage of the executive’s base salary on January 1 of the year in which the performance shares are granted), by the average closing price of Libbey Inc. common stock over a period of 60 consecutive trading days ending on the date of the grant.
     The performance shares are settled by issuance to the executive of one share of Libbey Inc. common stock for each performance share earned. Performance shares are earned only if and to the extent we achieve certain company-wide performance goals over performance cycles of between 1 and 3 years.
     A summary of the activity for performance shares under the Libbey Inc. 2006 Omnibus Incentive Plan as of December 31, 2007 and changes during the year then ended is presented below:

Performance Shares	Shares
Outstanding balance at January 1, 2006	—
Granted	71,139
Issued	—
Cancelled	—

Outstanding balance at December 31, 2006	71,139
Granted	71,644
Issued	(29,185)
Cancelled	—

Outstanding balance at December 31, 2007	113,598

     Of this amount, 14,626 performance shares were earned as of December 31, 2007, and as a result, 14,626 shares of Libbey Inc. common stock were issued in February 2008 to the executives in settlement of these performance shares.
     The weighted-average grant-date fair value of the performance shares granted during 2007 and 2006 was $12.97 and $9.88, respectively. As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to nonvested performance shares granted. That cost is expected to be recognized over a period of 2 years. Shares issued for performance share awards are issued from treasury stock.
   Stock and Restricted Stock Unit Information
     Compensation expense of $1.5 million and $0.3 million for 2007 and 2006, respectively, is included in our Statement of Operations to reflect grants of restricted stock units and of stock.
     Under the Libbey Inc. 2006 Omnibus Incentive Plan, we grant members of our Board of Directors restricted stock units or shares of unrestricted stock. The restricted stock units or shares granted to Directors are immediately vested and all compensation expense is recognized in our Statement of Operations in the year the grants are made. In addition, we grant restricted stock units to select executives, and we grant shares of restricted stock to key employees. The restricted stock units granted to select executives vest generally over four years. The restricted stock units granted to key employees generally vest on the first anniversary of the grant date.
     A summary of the activity for restricted stock units under the Libbey Inc. 2006 Omnibus Incentive Plan as of December 31, 2007 and changes during the year then ended is presented below:

Restricted Stock Units	Shares
Outstanding balance at January 1, 2007	—
Granted	190,304
Awarded	(20,146)
Cancelled	—

Outstanding balance at December 31, 2007	170,158

     The weighted-average grant-date fair value of the restricted stock units granted during 2007 was $13.91. As of December 31, 2007, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a period of 3 years. Shares issued for performance share awards are issued from treasury stock.
   Employee 401(k) Plan Retirement Fund and Non-Qualified Executive Savings Plan
     We sponsor the Libbey Inc. 401(k) Plan (the Plan) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.
     Employees can contribute from 1 percent to 50 percent of their annual salary on a pre-tax basis, up to the annual IRS limits. During 2007, we matched 100 percent on the first 1 percent and matched 50 percent on the next two to five percent to a maximum of 3.5 percent of compensation. During 2006, we matched an amount equal to 50 percent of employee contributions up to the first 6 percent of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account did not exceed $7,875 for the 2007 calendar year due to the $225,000 annual limit on eligible earnings imposed by the Internal Revenue Code. Starting in 2003, we used treasury stock for the company match contributions to the Plan; however, we discontinued that practice as to salaried positions beginning January 1, 2007, and effective January 1, 2008 we discontinued that practice with hourly positions also. All matching contributions are now made in cash and vest immediately.
     Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50 percent of their eligible compensation or the limit of $5,000 set forth in the Internal Revenue Code for the 2007 calendar year. The catch-up contributions are not eligible for matching contributions.
     We have a non-qualified Executive Savings Plan (ESP) for those employees whose salaries exceed the IRS limit. Libbey matched employee contributions under the ESP. Libbey’s matching contribution during 2007 equaled 100 percent of the first one percent and 50 percent of the next two to five percent of eligible earnings that were contributed by the employees.
     Our matching contributions to both Plans totaled $2.6 million, $2.2 million, and $2.2 million in 2007, 2006, and 2005, respectively.

16. Derivatives
     We hold derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.
     We use Interest Rate Protection Agreements (Rate Agreements) to manage our exposure to variable interest rates. These Rate Agreements effectively convert a portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future results. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. At December 31, 2007, we had Rate Agreements for $200.0 million of variable rate debt with a fair market value of $(5.3) million. At December 31, 2006, we had Rate Agreements for $200.0 million of variable rate debt with a fair market value of $1.2 million.
     We also use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2007, we had commodity futures contracts for 2,820,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $(1.8) million. We have hedged a portion of forecasted transactions through February 2009. At December 31, 2006, we had commodity futures contracts for 3,450,000 million BTU’s of natural gas with a fair market value of $(5.3) million.
     Our foreign currency exposure arises from occasional transactions denominated in a currency other than the U.S. dollar, primarily associated with anticipated purchases of new equipment or net investment in a foreign operation. The fair values of these instruments are determined from market quotes. We have not changed our methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. During April 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008, related to the Crisa acquisition. The fair value of this contract was $0.4 million as of December 31, 2007.
     The fair values of the Rate Agreements, commodity contracts and foreign currency contracts are included in our Consolidated Balance Sheets in derivative liability.
     We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. All counterparties were rated AA- or better as of December 31, 2007, by Standard and Poors.
     Most of our derivatives qualify and are designated as cash flow hedges (except the foreign currency contract) at December 31, 2007. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense) on the Statement of Operations. We recognized a loss of $0.4 million and $2.6 million for December 31, 2007 and 2006, respectively, representing the total ineffectiveness of all cash flow hedges.
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

17. Comprehensive Income (Loss)
     Total comprehensive income (loss) (net of tax) includes:

Year ended December 31,	2007	2006	2005
Net loss	$(2,307)	$(20,899)	$(19,355)
Effect of derivatives	(3,224)	(6,829)	5,040
Minimum pension liability and intangible pension asset (including equity investments for 2006 and 2005)	(2,956)	10,650	(7,176)
Effect of exchange rate fluctuation	9,712	3,070	(379)

Total comprehensive income (loss)	$1,225	$(14,008)	$(21,870)

     Accumulated other comprehensive loss (net of tax) includes:

December 31,	2007	2006	2005
Minimum pension liability and intangible pension asset (including equity investments for 2006 and 2005)	$(44,800)	$(20,065)	$(30,715)
Adoption of SFAS 158	—	(21,779)	—
Derivatives	(6,310)	(3,086)	3,743
Exchange rate fluctuation	8,633	(1,079)	(4,149)

Total	$(42,477)	$(46,009)	$(31,121)

     The change in other comprehensive (loss) income related to cash flow hedges is as follows:

Year ended December 31,	2007	2006	2005
Change in fair value of derivative instruments	$(3,224)	$(8,092)	$8,085
Less: Income tax benefit (expense)	—	1,263	(3,045)

Other comprehensive (loss) income related to derivatives	$(3,224)	$(6,829)	$5,040

     The following table identifies the detail of cash flow hedges in accumulated other comprehensive (loss) income:

December 31,	2007	2006	2005
Balance at beginning of year	$(3,086)	$3,743	$(1,297)
Current year impact of changes in value (net of tax):
Rate agreements	(6,423)	1,015	817
Natural gas	3,199	(7,844)	4,223
Subtotal	(3,224)	(6,829)	5,040

Balance at end of year	$(6,310)	$(3,086)	$3,743

     We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106 and 132 R,” in December 2006. As a result of the adoption of this statement, accumulated other comprehensive income (loss) decreased by $21.8 million. The decrease was incorrectly recorded as a component of comprehensive loss in the 2006 Consolidated Statement of Shareholders’ Equity. Total comprehensive loss was incorrectly reported as $35.8 million and should have been reported as $14.0 million for the year ended December 31, 2006. The decrease due to the adoption of this statement should have been as a direct adjustment to accumulated other comprehensive income (loss). This error has been corrected on the Consolidated Statement of Shareholders’ Equity contained herein and on the above table.
18. Operating Leases
     Rental expense for all non-cancelable operating leases, primarily for warehouses, was $22.7 million, $10.1 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Future minimum rentals under operating leases are as follows:

					2013 and
2008	2009	2010	2011	2012	thereafter
$18,810	$16,813	$14,196	$13,560	$12,859	$41,118

19. Barter Transactions
     We entered into a barter transaction during the first quarter of 2005, exchanging inventory with a net book value of $1.1 million for barter credits to be utilized on future purchased goods and services. During the second quarter of 2005, we wrote off the credits from $1.1 million to $0.4 million, reflecting our revised estimate of fair value. During the third quarter of 2006, we wrote off the remaining $0.4 million, reflecting our revised estimate of fair value.
20. Miscellaneous Revenue
     During 2007, we sold excess land at our Syracuse, N.Y. facility and our facility in the Netherlands. We recognized a gain on the sales of $5.5 million in other income (expense) on our Consolidated Statements of Operations.
21. Segments
     With the acquisition of Crisa and our growing focus on the global market, effective for the quarter ended September 30, 2006, we formed three reportable segments from which we derive revenue from external customers. We have reclassified prior period amounts to conform to the current presentation. Some operating segments were aggregated to arrive at the disclosed reportable segments. The segments are distinguished as follows:
•	North American Glass — includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other — includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International — includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

December 31,	2007	2006	2005
Sales
North American Glass	$568,495	$476,696	$365,037
North American Other	121,217	114,581	109,945
International	136,727	106,798	95,399
Eliminations	(12,279)	(8,595)	(2,248)

Consolidated	$814,160	$689,480	$568,133

EBIT
North American Glass	$54,492	$5,471	$7,062
North American Other	15,670	9,382	(14,411)
International	4,717	3,161	(3,101)

Consolidated	$74,879	$18,014	$(10,450)

Special Charges (excluding write-off of financing fees)
North American Glass	$—	$18,534	$10,136
North American Other	—	(42)	17,100
International	—	—	—

Consolidated	$—	$18,492	$27,236

Equity Earnings (loss)
North American Glass	$—	$—	$—
North American Other	—	—	—
International	—	1,986	(4,100)

Consolidated	$—	$1,986	$(4,100)

Depreciation & Amortization
North American Glass	$25,558	$22,102	$17,306
North American Other	3,328	3,450	4,519
International	12,686	10,168	10,656

Consolidated	$41,572	$35,720	$32,481

December 31,	2007	2006	2005
Capital Expenditures
North American Glass	$25,711	$30,286	$30,204
North American Other	1,474	1,173	2,328
International	15,936	42,139	11,738

Consolidated	$43,121	$73,598	$44,270

Total Assets
North American Glass	$927,072	$849,751	$409,101
North American Other	368,475	369,091	151,376
International	443,132	421,315	198,336
Eliminations	(839,567)	(762,026)	(163,029)

Consolidated	$899,112	$878,131	$595,784

Reconciliation of EBIT to Net Loss
Segment EBIT	$74,879	$18,014	$(10,450)
Interest Expense	(65,888)	(46,594)	(15,255)
Income Taxes	(11,298)	7,747	6,384
Minority Interest	—	(66)	(34)

Net Loss	$(2,307)	$(20,899)	$(19,355)

     Our operations by geographic areas for 2007, 2006 and 2005 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

	United States	Mexico	All Other	Eliminations	Consolidated
2007
Net sales:
Customers	$459,294	$123,966	$230,900		$814,160
Intercompany	52,617	8,774	2,925	$(64,316)	—

Total net sales	$511,911	$132,740	$233,825	$(64,316)	$814,160

Long-lived assets	$155,774	$202,924	$143,551	$—	$502,249

2006
Net sales:
Customers	$437,159	$65,322	$186,999		$689,480
Intercompany	22,817	3,921	1,187	$(27,925)	—

Total net sales	$459,976	$69,243	$188,186	$(27,925)	$689,480

Long-lived assets	$162,452	$194,876	$129,793	—	$487,121

2005
Net sales:
Customers	$409,646	$4,334	$154,153		$568,133
Intercompany	1,413	—	—	$(1,413)	—

Total net sales	$411,059	$4,334	$154,153	$(1,413)	$568,133

Long-lived assets	$172,805	$—	$154,805	$—	$327,610

22. Condensed Consolidated Guarantor Financial Statements
     Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Consolidated Financial Statements for the year ended December 31, 2007.
     At December 31, 2007 and December 31, 2006, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year ended December 31, 2007	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$409,788	$121,217	$341,799	$(58,644)	$814,160
Freight billed to customers	—	566	1,341	300	—	2,207

Total revenues	—	410,354	122,558	342,099	(58,644)	816,367
Cost of sales	—	335,575	96,934	284,833	(58,644)	658,698

Gross profit	—	74,779	25,624	57,266	—	157,669
Selling, general, and administrative expenses	—	46,551	11,442	33,575	—	91,568
Income from operations	—	28,228	14,182	23,691	—	66,101
Other income (expense)	—	4,284	1,334	3,160	—	8,778

Earnings (loss) before interest and income taxes and minority interest	—	32,512	15,516	26,851	—	74,879
Interest expense	—	60,090	—	5,798	—	65,888

Earnings (loss) before income taxes and minority interest	—	(27,578)	15,516	21,053	—	8,991
Provision (benefit) for income taxes	—	(34,654)	19,497	26,455	—	11,298

Net income (loss) before minority interest	—	7,076	(3,981)	(5,402)	—	(2,307)
Minority interest and equity in net income (loss) of subsidiaries	(2,307)	(9,383)	—	—	11,690	—

Net income (loss)	$(2,307)	$(2,307)	$(3,981)	$(5,402)	$11,690	$(2,307)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year ended December 31, 2006	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$386,924	$114,581	$211,041	$(23,066)	$689,480
Freight billed to customers	—	765	1,382	774	—	2,921

Total revenues	—	387,689	115,963	211,815	(23,066)	692,401
Cost of sales	—	314,342	96,715	181,246	(23,066)	569,237

Gross profit	—	73,347	19,248	30,569	—	123,164
Selling, general, and administrative expenses	—	59,172	7,614	20,780	—	87,566
Special charges	—	—	—	16,334	—	16,334

Income (loss) from operations	—	14,175	11,634	(6,545)	—	19,264
Equity earnings (loss) — pretax	—	—	612	1,374	—	1,986
Other income (expense)	—	(803)	26	(2,459)	—	(3,236)

Earnings (loss) before interest and income taxes and minority interest	—	13,372	12,272	(7,630)	—	18,014
Interest expense	—	36,577	2	10,015	—	46,594

Earnings (loss) before income taxes and minority interest	—	(23,205)	12,270	(17,645)	—	(28,580)
Provision (benefit) for income taxes	—	(12,821)	5,298	(224)	—	(7,747)

Net income (loss) before minority interest	—	(10,384)	6,972	(17,421)	—	(20,833)
Minority interest and equity in net income (loss) of subsidiaries	(20,899)	(10,515)	—	(66)	31,414	(66)

Net income (loss)	$(20,899)	$(20,899)	$6,972	$(17,487)	$31,414	$(20,899)

The following represents the total special charges included in the above Statement of Operations (see note 10):

Special charges included in:
Cost of sales	$—	$—	$—	$2,158	$—	$2,158

Special charges	—	(326)	(42)	16,702	—	16,334
Interest expense	—	3,490	—	1,416	—	4,906

Total pretax special charges	$—	$3,164	$(42)	$20,276	$—	$23,398

Special charges net of tax	$—	$2,307	$(31)	$14,779	$—	$17,055

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year ended December 31, 2005	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$365,037	$109,945	$95,399	$(2,248)	$568,133
Freight billed to customers	—	588	1,302	42	—	1,932

Total revenues	—	365,625	111,247	95,441	(2,248)	570,065
Cost of sales	—	302,721	99,671	83,379	(2,248)	483,523

Gross profit	—	62,904	11,576	12,062	—	86,542
Selling, general, and administrative expenses	—	50,894	9,876	10,765	—	71,535
Special charges	—	8,210	15,714	—	—	23,924

Income (loss) from operations	—	3,800	(14,014)	1,297	—	(8,917)
Equity earnings (loss) — pretax	—	—	259	(4,359)	—	(4,100)
Other income (expense)	—	2,343	(37)	261	—	2,567

Earnings (loss) before interest and income taxes and minority interest	—	6,143	(13,792)	(2,801)	—	(10,450)
Interest expense	—	11,018	1	4,236	—	15,255

Earnings (loss) before income taxes and minority interest	—	(4,875)	(13,793)	(7,037)	—	(25,705)
Provision (benefit) for income taxes	—	(1,609)	(4,551)	(224)	—	(6,384)

Net income (loss) before minority interest	—	(3,266)	(9,242)	(6,813)	—	(19,321)
Minority interest and equity in net (loss) income of subsidiaries	(19,355)	(16,089)	—	(34)	35,444	(34)

Net income (loss)	$(19,355)	$(19,355)	$(9,242)	$(6,847)	$35,444	$(19,355)

The following represents the total special charges included in the above Statement of Operations (see note 10):

Special charges included in:
Cost of sales	$—	$661	$1,304	$—	$—	$1,965
Special charges	—	1,265	82	—	—	1,347
Interest expense	—	8,210	15,714	—	—	23,924

Total pretax special charges	$—	$10,136	$17,100	$—	$—	$27,236

Special charges net of tax	$—	$6,791	$11,457	$—	$—	$18,248

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2007	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash	$—	$20,834	$532	$15,173	$—	$36,539
Accounts receivable — net	—	39,249	9,588	44,496	—	93,333
Inventories — net	—	66,965	37,636	78,341	—	182,942
Other current assets	—	8,884	467	10,721	—	20,072

Total current assets	—	135,932	48,223	148,731	—	332,886
Other non-current assets	—	22,727	857	9,662	—	33,246
Investments in and advances to subsidiaries	93,115	346,905	277,576	130,751	(848,347)	—
Goodwill and purchased intangible assets — net	—	26,833	16,089	165,169	—	208,091

Total other assets	93,115	396,465	294,522	305,582	(848,347)	241,337
Property, plant and equipment — net	—	95,861	19,382	209,646	—	324,889

Total assets	$93,115	$628,258	$362,127	$663,959	$(848,347)	$899,112

Accounts payable	$—	$22,235	$6,931	$46,221	—	$75,387
Accrued liabilities and other current liabilities	—	48,969	7,929	47,605	—	104,503
Notes payable and long-term debt due within one year	—	209	—	1,326	—	1,535

Total current liabilities	—	71,413	14,860	95,152	—	181,425
Long-term debt	—	428,896	—	66,203	—	495,099
Other long-term liabilities	—	91,369	5,496	32,608	—	129,473

Total liabilities	—	591,678	20,356	193,963	—	805,997

Total shareholders’ equity	93,115	36,580	341,771	469,996	(848,347)	93,115

Total liabilities and shareholders’ equity	$93,115	$628,258	$362,127	$663,959	$(848,347)	$899,112

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2006	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
Cash	$—	$22,849	$509	$18,408	$—	$41,766
Accounts receivable — net	—	47,772	10,063	38,948	—	96,783
Inventories — net	—	55,620	32,521	70,982	—	159,123
Other current assets	—	14,221	347	8,604	—	23,172

Total current assets	—	140,462	43,440	136,942	—	320,844
Other non-current assets	—	30,247	1,296	7,131	—	38,674
Investments in and advances to subsidiaries	87,850	326,705	284,384	153,011	(851,950)	—
Goodwill and purchased intangible assets — net	—	26,834	16,140	163,398	—	206,372

Total other assets	87,850	383,786	301,820	323,540	(851,950)	245,046
Property, plant and equipment — net	—	100,804	21,039	190,398	—	312,241

Total assets	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Accounts payable	$—	$21,513	$4,577	$41,403	—	$67,493
Accrued liabilities and other current liabilities	—	53,263	8,561	23,250	—	85,074
Notes payable and long-term debt due within one year	—	155	—	865	—	1,020

Total current liabilities	—	74,931	13,138	65,518	—	153,587
Long-term debt	—	409,089	—	81,123	—	490,212
Other long-term liabilities	—	86,354	7,924	52,204	—	146,482

Total liabilities	—	570,374	21,062	198,845	—	790,281

Total shareholders’ equity	87,850	54,678	345,237	452,035	(851,950)	87,850

Total liabilities and shareholders’ equity	$87,850	$625,052	$366,299	$650,880	$(851,950)	$878,131

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
Year ended December 31, 2007	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Income (loss)	$(2,307)	$(2,307)	$(3,981)	$(5,402)	$11,690	$(2,307)
Depreciation and amortization	—	15,143	3,329	23,100	—	41,572
Other operating activities	2,307	606	648	20,321	(11,690)	12,192

Net cash provided by (used in) operating activities	—	13,442	(4)	38,019	—	51,457
Additions to property, plant & equipment	—	(10,508)	(1,474)	(31,139)	—	(43,121)
Other investing activities	—	(3,237)	1,501	9,949	—	8,213

Net cash provided by (used in) investing activities	—	(13,745)	27	(21,190)	—	(34,908)
Net borrowings (repayments)	—	(155)	—	(20,695)	—	(20,850)
Other financing activities	—	(1,557)	—	—	—	(1,557)

Net cash provided by (used in) financing activities	—	(1,712)	—	(20,695)	—	(22,407)
Exchange effect on cash	—	—	—	631	—	631

Increase (decrease) in cash	—	(2,015)	23	(3,235)	—	(5,227)
Cash at beginning of period	—	22,849	509	18,408	—	41,766

Cash at end of period	$—	$20,834	$532	$15,173	$—	$36,539

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
Year ended December 31, 2006	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Income (loss)	$(20,767)	$(20,767)	$6,972	$(17,355)	$31,018	$(20,899)
Depreciation and amortization	—	16,841	3,364	15,515	—	35,720
Other operating activities	20,767	26,165	(7,657)	31,780	(31,018)	40,037

Net cash provided by (used in) operating activities	—	22,239	2,679	29,940	—	54,858
Additions to property, plant & equipment	—	(8,537)	(1,173)	(63,888)	—	(73,598)
Other investing activities	—	(229,009)	(1,297)	151,872	—	(78,434)

Net cash provided by (used in) investing activities	—	(237,546)	(2,470)	87,984	—	(152,032)
Net borrowings	—	248,554	—	(96,041)	—	152,513
Other financing activities	—	(13,215)	—	(4,000)	—	(17,215)

Net cash provided by (used in) financing activities	—	235,339	—	(100,041)	—	135,298
Exchange effect on cash	—	—	—	400	—	400

Increase (decrease) in cash	—	20,032	209	18,283	—	38,524
Cash at beginning of period	—	2,817	300	125	—	3,242

Cash at end of period	$—	$22,849	$509	$18,408	$—	$41,766

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)

	Libbey	Libbey		Non-
	Inc.	Glass	Guarantor	Guarantor
Year ended December 31, 2005	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Income (loss)	$(19,355)	$(19,355)	$(9,242)	$(6,847)	$35,444	$(19,355)
Depreciation and amortization	—	17,306	4,519	10,656	—	32,481
Other operating activities	19,355	41,522	6,893	(7,339)	(35,444)	24,987

Net cash provided by (used in) operating activities	—	39,473	2,170	(3,530)	—	38,113
Additions to property, plant & equipment	—	(30,204)	(2,328)	(11,738)	—	(44,270)
Other investing activities	—	212	—	(28,948)	—	(28,736)

Net cash provided by (used in) investing activities	—	(29,992)	(2,328)	(40,686)	—	(73,006)
Net borrowings	—	(4,637)	—	44,289	—	39,652
Other financing activities	—	(7,761)	—	—	—	(7,761)

Net cash provided by (used in) financing activities	—	(12,398)	—	44,289	—	31,891
Exchange effect on cash	—	—	—	—	—	—

Increase (decrease) in cash	—	(2,917)	(158)	73	—	(3,002)
Cash at beginning of period	—	5,734	458	52	—	6,244

Cash at end of period	$—	$2,817	$300	$125	$—	$3,242

Selected Quarterly Financial Data (unaudited)
     The following tables present selected quarterly financial data for the years ended December 31, 2007 and 2006:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Net sales	$179,496	$134,866	$207,123	$157,998	$202,431	$183,256	$225,110	$213,360
Gross profit	$32,415	$22,146	$44,189	$28,172	$38,250	$31,568	$42,815	$41,278
Gross profit margin	18.1%	16.4%	21.3%	17.8%	18.9%	17.2%	19.0%	19.3%
Selling, general & administrative expenses	$22,034	$19,086	$23,667	$19,696	$23,571	$20,729	$22,296	$28,055
Income (loss) from operations (IFO)	$10,381	$3,060	$20,522	$(4,111)	$14,679	$10,839	$20,519	$9,476
IFO margin	5.8%	2.3%	9.9%	(2.6)%	7.3%	5.9%	9.1%	4.4%
Equity earnings	$0	$1,065	$0	$921	$0	$0	$0	$0
Earnings (loss) before interest and income taxes (EBIT)	$12,226	$4,521	$21,161	$(4,097)	$16,240	$9,106	$25,252	$8,484
EBIT margin	6.8%	3.4%	10.2%	-2.6%	8.0%	5.0%	11.2%	4.0%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$21,442	$12,856	$31,871	$4,109	$28,025	$19,777	$35,113	$16,992
EBITDA margin	11.9%	9.5%	15.4%	2.6%	13.8%	10.8%	15.6%	8.0%
Net income (loss)	$(1,754)	$515	$3,956	$(9,569)	$445	$(3,307)	$(4,954)	$(8,538)
Net income margin	(1.0)%	0.4%	1.9%	(6.1)%	0.2%	(1.8)%	(2.2)%	(4.0)%
Diluted earnings (loss) per share	$(0.12)	$0.04	$0.27	$(0.68)	$0.03	$(0.23)	$(0.34)	$(0.60)
Accounts receivable — net	$95,493	$69,652	$108,441	$101,113	$108,993	$102,393	$93,333	$96,783
DSO	45.4	44.4	50.5	52.1	49.6	52.0	41.8	46.3
Inventories — net	$168,971	$121,388	$175,169	$161,827	$185,776	$167,859	$182,942	$159,123
DIO	80.4	77.3	81.6	74.6	84.5	81.7	82.0	77.4
Accounts payable	$65,817	$40,070	$65,359	$59,447	$71,824	$73,559	$75,387	$67,493
DPO	31.3	25.5	30.5	22.6	32.7	35.8	33.8	32.8
Working capital	$198,647	$150,970	$218,251	$203,493	$222,945	$196,693	$200,888	$188,413
DWC	94.4	96.1	101.7	104.8	101.4	99.9	90.0	90.1
Percent of net sales	25.9%	26.3%	27.9%	28.7%	27.8%	27.4%	24.7%	24.7%
Net cash provided by (used in) operating activities	$(37)	$4,798	$4,362	$15,577	$11,352	$11,149	$35,780	$23,334
Free cash flow	$(7,761)	$(16,641)	$(8,587)	$(74,811)	$2,664	$(9,576)	$30,233	$3,854
Total borrowings	$488,359	$284,335	$493,317	$465,145	$491,742	$485,282	$496,634	$491,232

     The following table represents special charges (see note 10) included in the above quarterly data for the years ended December 31, 2007 and 2006:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Special charges included in:
Cost of sales	$—	$—	$—	$2,543	$—	$—	$—	$(385)
Special charges	—	—	—	12,587	—	—	—	3,747
Interest expense	—	—	—	4,906	—	—	—	—

Total pre-tax special charges	—	—	—	20,036	—	—	—	3,362
Special charges — net of tax	—	—	—	13,424	—	—	—	3,281
Diluted earnings per share:
Capacity realignment charges — net of tax	$—	$—	$—	$0.95	$—	$—	$—	$0.23

Stock Market Information
     Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company’s common stock as reported by the New York Stock Exchange and dividends declared for our common stock were as follows:

	2007			2006
			Cash			Cash
	Price Range		dividend	Price Range		dividend
	High	Low	declared	High	Low	declared
First Quarter	$14.28	$11.17	$0.025	$12.19	$6.85	$0.025
Second Quarter	$24.65	$13.98	$0.025	$15.58	$5.91	$0.025
Third Quarter	$24.06	$13.76	$0.025	$11.75	$5.90	$0.025
Fourth Quarter	$19.32	$14.28	$0.025	$12.53	$10.33	$0.025

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
     Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company’s independent registered public accounting firm, Ernst & Young

LLP, that audited the Company’s Consolidated Financial Statements, has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control
     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information with respect to executive officers of Libbey is incorporated herein by reference to Item 4 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?”, “— What is the role of the Board’s Committees?” and “— How does the Board select nominees for the Board?” in the Proxy Statement.
     Libbey’s Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey’s principal executive officer and principal financial & accounting officer) and employees, along with the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines is posted on Libbey’s website at www.libbey.com. Libbey’s Code of Business Ethics and Conduct is also available to any shareholder who submits a request in writing addressed to Susan A. Kovach, Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. In the event that Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial & accounting officer, Libbey intends to disclose the subsequent information on Libbey’s website.

ITEM 11.	EXECUTIVE COMPENSATION
     Information regarding executive compensation is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Comparison of Cumulative Total Returns,” “Total Shareholder Return” and “Indexed Returns” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Stock Ownership — Who are the largest owners of Libbey stock?” and “-How much stock do Libbey’s directors and officers own?” in the Proxy Statement. Information regarding equity compensation plans is incorporated herein by reference to Item 5 of this report under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Certain Relationships and Related Transactions — What related party transactions involved directors or related parties?” and “-How does the Board determine which directors are considered independent?” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters — Who are Libbey’s auditors?” and “-What fees has Libbey paid to its auditors for fiscal year 2007 and 2006?” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2007 and 2006

For the years ended December 31, 2007, 2006 and 2005:

Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2007, 2006 and 2005 for Schedule II Valuation and Qualifying Accounts (Consolidated)
All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or the accompanying notes.
b) The accompanying Exhibit Index is hereby incorporated by reference. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBBEY INC.

	by:	/s/ Gregory T. Geswein
Gregory T. Geswein
Vice President and Chief Financial Officer

Date: March 17, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

William A. Foley	Director

Peter C. McC. Howell	Director

Carol B. Moerdyk	Director

Jean-René Gougelet	Director

Terence P. Stewart	Director

Carlos V. Duno	Director

Deborah G. Miller	Director

Richard I. Reynolds	Director, Executive Vice President, Chief Operating Officer

John F. Meier	Chairman of the Board of Directors, Chief Executive Officer

	By:	/s/ Gregory T. Geswein Gregory T. Geswein
Attorney-In-Fact
/s/ Gregory T. Geswein	Date: March 17, 2008
Gregory T. Geswein
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date: March 17, 2008

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2007, 2006, and 2005 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

LIBBEY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

		Allowance for
		slow moving	Valuation allowance
	Allowance for	and obsolete	for deferred tax
	doubtful accounts	inventory	asset

Balance at December 31, 2004	$7,661	$2,839	$955
Charged to expense or other accounts	5,886	8,377	2,078
Deductions	(151)	(3,266)

Balance at December 31, 2005	13,396	7,950	3,033
Charged to expense or other accounts	3,602	6,215	3,542
Deductions	(5,491)	(8,026)

Balance at December 31, 2006	11,507	6,139	6,575
Charged to expense or other accounts	1,760	2,285	22,280
Deductions	(1,556)	(1,989)

Balance at December 31, 2007	$11,711	$6,435	$28,855

S-1

EXHIBIT INDEX

S-K ITEM
601 No.		Document

2.0	—	Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to Libbey Inc.’s Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).

2.1	—	Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit 2.2 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

2.2	—	Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).

3.1	—	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	—	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.3	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

3.4	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

4.1	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3).

4.2	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4).

4.3	—	Indenture, dated as of June 16, 2006, by and among Libbey Glass Inc., Libbey Inc., and all of the Libbey Glass Inc.’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $306.0 million aggregate principal amount of Floating Rate Senior Secured Notes due 2011 (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).

4.4	—	Form of Floating Rate Senior Secured Note due 2011 (filed as Exhibit 4.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

4.5	—	Registration Rights Agreement, dated June 16, 2006, by and among Libbey Glass Inc., as issuer, Libbey Inc., as Parent Guarantor, and the Guarantors named in Schedule 1 thereto and J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., and BNY Capital Markets, Inc., as initial purchasers (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).

4.6	—	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on June 12, 2006 and incorporated herein by reference).

S-K ITEM
601 No.		Document
4.7	—	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	—	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011 (filed as Exhibit 4.6 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	—	Warrant, issued June 16, 2006 (filed as Exhibit 4.7 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.10	—	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.11	—	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JP Morgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto (filed as Exhibit 4.9 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).

10.1	—	Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	—	Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.3	—	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.4	—	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.5	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.6	—	Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as Exhibit 10.9 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.8	—	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

S-K ITEM
601 No.		Document
10.9	—	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.10	—	Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit 10.19 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.11	—	The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.12	—	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.13	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob A. Bules (filed as Exhibit 10.38 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.14	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry E. Hartman (filed as Exhibit 10.40 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.15	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William M. Herb (filed as Exhibit 10.41 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.16	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.42 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.17	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete D. Kasper (filed as Exhibit 10.43 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.18	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier (filed as Exhibit 10.44 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.19	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.45 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.20	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.48 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.21	—	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.51 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

S-K ITEM
601 No.		Document
10.22	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.23	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.51 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.24	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.52 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.25	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.53 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.26	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.55 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.27	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William Herb (filed as Exhibit 10.59 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.28	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete Kasper (filed as Exhibit 10.63 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.29	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob Bules (filed as Exhibit 10.65 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.30	—	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman (filed as Exhibit 10.66 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.31	—	Change of Control Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.68 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.32	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.33	—	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.34	—	Change in Control Agreement dated as of May 1, 2003, between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.66 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2003, and incorporated herein by reference).

10.35	—	Change of Control Agreement dated as of December 15, 2003, between Susan A. Kovach (filed as Exhibit 10.69 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31,2003, and incorporated herein by reference).

S-K ITEM
601 No.		Document
10.36	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.37	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.38	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Susan Allene Kovach (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.39	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and John F. Meier (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.40	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.41	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.6 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2005, and incorporated herein by reference).

10.42	—	Employment Agreement dated as of March 22, 2005 between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.7 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.43	—	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.8 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.44	—	First Amendment to Parent Guaranty Agreement Dated December 21, 2004 (filed as Exhibit 10.74 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.45	—	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.46	—	Libbey Inc. 2006 Deferred Compensation Plan for Outside Directors (filed as Exhibit 99.1 to the Libbey Inc.’s Current Report on Form 8-K filed December 12, 2005, and as exhibit 10.74 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.47	—	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.48	—	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

S-K ITEM
601 No.		Document
10.49	—	Limited Waiver and Second Amendment to Purchase Agreement, dated June 16, 2006, among Vitro, S.A. de C.V., Crisa Corporation, Crisa Libbey S.A. de C.V., Vitrocrisa Holdings, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial S. de R.L. de C.V., Crisa Industrial, L.L.C., Libbey Mexico, S. de R.L. de C.V., Libbey Europe B.V., and LGA3 Corp. (filed as exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.50	—	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.51	—	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.52	—	Transition Services Agreement, dated June 16, 2006, among Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial, S. de R.L. de C.V., Crisa Industrial, L.L.C. and Vitro S.A. de C.V. (filed as exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.53	—	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.54	—	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.55	—	Form of Registered Global Floating Rate Senior Secured Note, Series B, due 2011 (filed as exhibit 10.55 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

12.1	—	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

13.1	—	Selected Financial Information included in Registrant’s 2007 Annual Report to Shareholders (filed herein).

21	—	Subsidiaries of the Registrant (filed herein).

23.1	—	Consent of Ernst & Young LLP (filed herein).

24	—	Power of Attorney (filed herein).

31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).