Form 10-Q
period 2008-03-31
LIBBEY INC
filed 2008-05-12
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-12084
Libbey Inc.
(Exact name of registrant as specified in its charter)

Delaware	34-1559357

(State or other	(IRS Employer
jurisdiction of	Identification No.)
incorporation or
organization)
300 Madison Avenue, Toledo, Ohio 43604
(Address of principal executive offices) (Zip Code)
419-325-2100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common Stock, $.01 par value —14,606,199 shares at April 30, 2008.

Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
2. Significant Accounting Policies
3. Balance Sheet Details
4. Borrowings
5. Income Taxes
6. Pension and Nonpension Postretirement Benefits
7. Net Income per Share of Common Stock
8. Derivatives
9. Comprehensive Income (Loss)
10. Condensed Consolidated Guarantor Financial Statements
11. Segments
12. Fair Value
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
Certification
Certification
Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited condensed consolidated financial statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended March 31,
	2008	2007
Net sales	$187,276	$179,496
Freight billed to customers	668	475

Total revenues	187,944	179,971
Cost of sales	157,607	147,556

Gross profit	30,337	32,415
Selling, general and administrative expenses	20,859	22,034

Income from operations	9,478	10,381
Other income	753	1,845

Earnings before interest and income taxes	10,231	12,226
Interest expense	17,151	15,564

Loss before income taxes	(6,920)	(3,338)
Benefit for income taxes	(3,443)	(1,584)

Net loss	$(3,477)	$(1,754)

Net loss per share:
Basic	$(0.24)	$(0.12)

Diluted	$(0.24)	$(0.12)

Dividends per share	$0.025	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$7,602	$36,539
Accounts receivable — net	95,096	93,333
Inventories — net	208,180	194,079
Prepaid and other current assets	26,804	20,072

Total current assets	337,682	344,023
Other assets:
Deferred income taxes	656	855
Purchased intangible assets — net	31,012	30,731
Goodwill — net	178,072	177,360
Other assets	15,133	16,366

Total other assets	224,873	225,312
Property, plant and equipment — net	335,555	329,777

Total assets	$898,110	$899,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,944	$622
Accounts payable	66,080	73,593
Salaries and wages	22,858	28,659
Accrued liabilities	57,150	41,453
Pension liability (current portion)	1,883	1,883
Nonpension postretirement benefits (current portion)	3,528	3,528
Derivative liability	5,662	6,737
Payable to Vitro	—	19,575
Deferred income taxes	4,462	4,462
Long-term debt due within one year	913	913

Total current liabilities	164,480	181,425
Long-term debt	508,203	495,099
Pension liability	72,181	71,709
Nonpension postretirement benefits	45,965	45,667
Other long-term liabilities	10,423	12,097

Total liabilities	801,252	805,997
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued at March 31, 2008 and at December 31, 2007	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares at March 31, 2008 and at December 31, 2007)	306,904	306,874
Treasury stock, at cost, 4,091,431 shares (4,133,074 shares in 2007)	(109,681)	(110,780)
Retained deficit	(64,997)	(60,689)
Accumulated other comprehensive loss	(35,555)	(42,477)

Total shareholders’ equity	96,858	93,115

Total liabilities and shareholders’ equity	$898,110	$899,112

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Net loss	$(3,477)	$(1,754)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,296	9,216
Gain on asset sales	(7)	(1,569)
Change in accounts receivable	(230)	3,588
Change in inventories	(11,020)	(9,460)
Change in accounts payable	(9,898)	(4,925)
Pension & nonpension postretirement benefits	278	2,587
Payable to Vitro	(19,575)	—
Other operating activities	4,494	2,280

Net cash used in operating activities	(28,139)	(37)
Investing activities:
Additions to property, plant and equipment	(9,352)	(9,793)
Proceeds from asset sales and other	41	2,069

Net cash used in investing activities	(9,311)	(7,724)
Financing activities:
Net ABL credit facility activity	9,068	(25,408)
Other net borrowings	(473)	20,093
Dividends	(364)	(359)

Net cash provided by (used in) financing activities	8,231	(5,674)
Effect of exchange rate fluctuations on cash	282	66

Decrease in cash	(28,937)	(13,369)
Cash and equivalents at beginning of period	36,539	41,766

Cash and equivalents at end of period	$7,602	$28,397

Supplemental disclosure of cash flows information:
Cash paid during the quarter for interest	$1,041	$885

Cash paid (net of refunds received) during the quarter for income taxes	$(19)	$1,534

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
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2007 for a description of significant accounting policies not listed below.
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
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Translation adjustments are recorded in other income, where the U.S. dollar is the functional currency.
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
Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, we have recorded a full valuation allowance against our deferred income tax assets. In addition, valuation allowances have been recorded in the Netherlands and Mexico.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123-R, “Accounting for Stock-Based Compensation” (“SFAS No. 123-R”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested stock-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008, and the three months ended March 31, 2007, was $1.0 million and $0.7 million, respectively.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition. See Note 12, Fair Value, for additional information.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.

Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the current year financial statements.
3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	March 31, 2008	December 31, 2007
Accounts receivable:
Trade receivables	$92,433	$91,435
Other receivables	2,663	1,898

Total accounts receivable, less allowances of $11,767 and $11,711	$95,096	$93,333

Inventories:
Finished goods	$184,872	$170,386
Work in process	4,249	4,052
Raw materials	5,685	5,668
Repair parts	10,471	11,137
Operating supplies	2,903	2,836

Total inventories, less allowances of $6,767 and $6,435	$208,180	$194,079

Prepaid and other current assets:
Prepaid expenses	$17,318	$13,551
Prepaid income taxes	9,486	6,521

Total prepaid and other current assets	$26,804	$20,072

Other assets:
Deposits	$428	$596
Finance fees — net of amortization	10,383	11,194
Pension asset	3,998	3,253
Other	324	1,323

Total other assets	$15,133	$16,366

Accrued liabilities:
Accrued incentives	$15,165	$14,236
Workers compensation	9,344	9,485
Medical liabilities	2,312	2,450
Interest	19,501	5,218
Commissions payable	1,450	1,381
Special charges	—	38
Accrued liabilities	9,378	8,645

Total accrued liabilities	$57,150	$41,453

Other long-term liabilities:
Deferred liability	$1,267	$1,254
Other	9,156	10,843

Total other long-term liabilities	$10,423	$12,097

4. Borrowings
On June 16, 2006, Libbey Glass Inc. issued $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) due June 1, 2011 and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes) due December 1, 2011. Concurrently, Libbey Glass Inc. entered into a new $150.0 million Asset Based Loan facility (ABL Facility), expiring December 16, 2010.

Borrowings consist of the following:

			March 31,	December 31,
	Interest Rate	Maturity Date	2008	2007

Borrowings under ABL facility	floating	December 16, 2010	$17,380	$7,366
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes	16.00%	December 1, 2011	127,697	127,697
Promissory note	6.00%	April 2008 to September 2016	1,790	1,830
Notes payable	floating	April 2008	1,944	622
RMB loan contract	floating	July 2012 to January 2014	35,700	34,275
RMB working capital loan	floating	March 2010	7,140	6,855
Obligations under capital leases	floating	April 2008 to May 2009	909	1,018
BES Euro line	floating	January 2010 to January 2014	17,380	15,962
Other debt	floating	September 2009	1,094	1,432

Total borrowings			517,034	503,057
Less — unamortized discounts and warrants			5,974	6,423

Total borrowings — net			511,060	496,634
Less — current portion of borrowings			2,857	1,535

Total long-term portion of borrowings — net			$508,203	$495,099

(1)	See Interest Rate Protection Agreements below.
ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0 percent and 1.75 percent, respectively, at March 31, 2008. There were no Libbey Glass borrowings under the facility at March 31, 2008, while Libbey Europe had outstanding borrowings of $17.4 million at March 31, 2008, at an interest rate of 6.13 percent. Interest is payable the last day of the interest period, which can range from one month to six months.
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
We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at March 31, 2008. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
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
The available total borrowing base is offset by real estate and ERISA reserves totaling $8.0 million and mark-to-market reserves for natural gas and interest rate swaps of $9.1 million and a rent reserve of $1.2 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At March 31, 2008, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $82.3 million at March 31, 2008.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds of these notes, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 11.91 percent at March 31, 2008.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at March 31, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.7 years at March 31, 2008. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 11.91 percent per year at March 31, 2008. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated A+ or better as of March 31, 2008, by Standard and Poors.
The fair market value for the Rate Agreements at March 31, 2008, was a $9.5 million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 10). The Senior Notes and related guarantees have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s new ABL Facility. The Collateral does not include the assets of non-guarantor subsidiaries that secure the ABL Facility.
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes. At March 31, 2008, additional PIK Notes for interest, that have been issued, bring the total principal amount of PIK notes to $127.7 million.
The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 10). The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2008, we had $1.8 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.8 million. The $1.9 million outstanding at March 31, 2008, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.31 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $35.7 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of March 31, 2008, the annual interest rate was 6.56 percent. As of March 31, 2008, the outstanding balance was RMB 250.0 million (approximately $35.7 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.3 million) and RMB 40.0 million (approximately $5.7 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.6 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Loan Working Capital Loan
In March 2007, Libbey China entered into a 50.0 million RMB working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 6.30 percent, and is secured by a Libbey Inc. guarantee. At March 31, 2008, the U.S. dollar equivalent on the line was $7.1 million.
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
The future minimum lease payments required under the capital leases as of March 31, 2008 are $767 for year one and $142 for year two.

BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $17.4 million) with BANCO ESPÍRITO SANTO, S.A.(BES). The $17.4 million outstanding at March 31, 2008, was the U.S. dollar equivalent under the line at an interest rate of 5.63 percent. Payment of principal in the amount of €1.1 (approximately $1.7 million) is due in January 2010, payment of €1.6 (approximately $2.5 million) is due in January 2011, payment of €2.2 (approximately $3.5 million) is due in January 2012, payment of €2.8 (approximately $4.4 million) is due in January 2013 and payment of €3.3 (approximately $5.3 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $1.1 million primarily consists of government-subsidized loans for equipment purchases at Crisal.
5. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws. Further, the Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
6. Pension and Nonpension Postretirement Benefits
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
The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2008	2007	2008	2007	2008	2007

Service cost	$1,473	$1,525	$442	$479	$1,915	$2,004
Interest cost	3,930	3,695	1,226	956	5,156	4,651
Expected return on plan assets	(4,375)	(4,030)	(830)	(687)	(5,205)	(4,717)
Amortization of unrecognized:
Prior service cost (gain)	585	522	(18)	(12)	567	510
Loss	354	555	91	74	445	629

Pension expense	$1,967	$2,267	$911	$810	$2,878	$3,077

We provide certain retiree health care and life insurance benefits covering our U.S. and Canadian salaried and non-union hourly hired before January 1, 2004 and a majority of our U.S. union hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.

The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2008	2007	2008	2007	2008	2007

Service cost	$296	$208	$—	$—	$296	$208
Interest cost	713	564	28	23	741	587
Amortization of unrecognized:
Prior service gain	(136)	(220)	—	—	(136)	(220)
Loss (gain)	48	18	(15)	(13)	33	5

Nonpension postretirement benefit expense	$921	$570	$13	$10	$934	$580

We expect to utilize $28.6 million to fund our pension plans and nonpension postretirement benefits in 2008, of which $3.8 million was incurred in the first quarter.
7. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2008	2007

Numerator for earnings per share — net loss that is available to common shareholders	$(3,477)	$(1,754)

Denominator for basic earnings per share — weighted-average shares outstanding	14,579,507	14,361,608

Effect of dilutive securities (1)	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	14,579,507	14,361,608

Basic loss per share	$(0.24)	$(0.12)

Diluted loss per share	$(0.24)	$(0.12)

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP), 360,529 shares for the three months March 31, 2008, and 69,605 shares for the three months ended March 31, 2007, were anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.
When applicable, diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
8. Derivatives
As of March 31, 2008, we had Interest Rate Protection Agreements for $200.0 million of our variable rate debt and commodity contracts for 2,090,000 million British Thermal Units (BTUs) of natural gas. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of March 31, 2008, we had contracts for 6.8 million Canadian dollars. The total fair value of these derivatives was $(5.7) million as of March 31, 2008, accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). At December 31, 2007, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt, commodity contracts for 2,820,000 million BTUs of natural gas and a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008 related to the Crisa acquisition, with a total fair value of $(6.7) million. The fair value of these derivatives is included in derivative liability on the Condensed Consolidated Balance Sheets.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. All counterparties were rated A+ or better as of March 31, 2008, by Standard and Poors.
Most of our derivatives qualify and are designated as cash flow hedges (except the foreign currency contract) at March 31, 2008. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. For the three months ended March 31, 2008, the ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge was zero. For the three months ended March 31, 2007, we recognized a gain of $0.7 million in other income in the Condensed Consolidated Statement of Operations.
9. Comprehensive Income (Loss)
Components of comprehensive income (loss), net of tax, are as follows:

Three months ended March 31,	2008	2007

Net loss	$(3,477)	$(1,754)
Change in pension liability	(1,057)	205
Change in fair value of derivative instruments (see detail below)	952	759
Effect of exchange rate fluctuation	7,027	(1,069)

Comprehensive income (loss)	$3,445	$(1,859)

Accumulated other comprehensive loss (net of tax) includes:

	March 31, 2008	December 31, 2007
Change in pension liability	$(45,857)	$(44,800)
Derivatives	(5,358)	(6,310)
Exchange rate fluctuation	15,660	8,633

Total	$(35,555)	$(42,477)

The change in other comprehensive income for derivative instruments for the Company is as follows:

Three months ended March 31,	2008	2007

Change in fair value of derivative instruments	$1,475	$1,113
Less:
Income tax effect	523	354

Other comprehensive income related to derivatives	$952	$759

10. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc, as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2008, and March 31, 2007.
At March 31, 2008, December 31, 2007 and March 31, 2007, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Three months ended March 31, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$89,987	$26,583	$84,055	$(13,349)	$187,276
Freight billed to customers	—	172	303	193	—	668

Total revenues	—	90,159	26,886	84,248	(13,349)	187,944
Cost of sales	—	79,775	20,650	70,531	(13,349)	157,607

Gross profit	—	10,384	6,236	13,717	—	30,337
Selling, general and administrative expenses	—	10,843	2,609	7,407	—	20,859

Income (loss) from operations	—	(459)	3,627	6,310	—	9,478
Other income (expense)	—	333	38	382	—	753

Earnings (loss) before interest and income taxes	—	(126)	3,665	6,692	—	10,231
Interest expense	—	15,693	—	1,458	—	17,151

Earnings (loss) before income taxes	—	(15,819)	3,665	5,234	—	(6,920)
Provision (benefit) for income taxes	—	(320)	563	(3,686)	—	(3,443)

Net income (loss)	—	(15,499)	3,102	8,920	—	(3,477)
Equity in net income (loss) of subsidiaries	(3,477)	12,022	—	—	(8,545)	—

Net income (loss)	$(3,477)	$(3,477)	$3,102	$8,920	$(8,545)	$(3,477)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands) (unaudited)

Three months ended March 31, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$90,708	$27,434	$71,505	$(10,151)	$179,496
Freight billed to customers	—	148	301	26	—	475

Total revenues	—	90,856	27,735	71,531	(10,151)	179,971
Cost of sales	—	74,267	22,398	61,042	(10,151)	147,556

Gross profit	—	16,589	5,337	10,489	—	32,415
Selling, general and administrative expenses	—	11,958	2,250	7,826	—	22,034

Income (loss) from operations	—	4,631	3,087	2,663	—	10,381
Other income (expense)	—	865	1,128	(148)	—	1,845

Earnings (loss) before interest and income taxes	—	5,496	4,215	2,515	—	12,226
Interest expense	—	14,668	—	896	—	15,564

Earnings (loss) before income taxes	—	(9,172)	4,215	1,619	—	(3,338)
Provision (benefit) for income taxes	—	(4,352)	2,000	768	—	(1,584)

Net income (loss)	—	(4,820)	2,215	851	—	(1,754)
Equity in net income (loss) of subsidiaries	(1,754)	3,066	—	—	(1,312)	—

Net income (loss)	$(1,754)	$(1,754)	$2,215	$851	$(1,312)	$(1,754)

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

March 31, 2008 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$363	$1,041	$6,198	$—	$7,602
Accounts receivable — net	—	36,695	8,339	50,062	—	95,096
Inventories — net	—	74,315	37,530	96,335	—	208,180
Other current assets	—	2,750	1,888	22,166	—	26,804

Total current assets	—	114,123	48,798	174,761	—	337,682
Other non-current assets	—	7,619	468	7,702	—	15,789
Investments in and advances to subsidiaries	96,858	435,772	278,777	126,502	(937,909)	—
Goodwill and purchased intangible assets — net	—	28,775	16,087	164,222	—	209,084

Total other assets	96,858	472,166	295,332	298,426	(937,909)	224,873
Property, plant and equipment — net	—	100,011	18,878	216,666	—	335,555

Total assets	$96,858	$686,300	$363,008	$689,853	$(937,909)	$898,110

Accounts payable	$—	$13,267	$3,198	$49,615	$—	$66,080
Accrued and other current liabilities	—	52,962	9,556	33,025	—	95,543
Notes payable and long-term debt due within one year	—	209	—	2,648	—	2,857

Total current liabilities	—	66,438	12,754	85,288	—	164,480
Long-term debt	—	429,258	—	78,945	—	508,203
Other long-term liabilities	—	94,915	5,425	28,229	—	128,569

Total liabilities	—	590,611	18,179	192,462	—	801,252
Total shareholders’ equity	96,858	95,689	344,829	497,391	(937,909)	96,858

Total liabilities and shareholders’ equity	$96,858	$686,300	$363,008	$689,853	$(937,909)	$898,110

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

December 31, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$20,834	$532	$15,173	$—	$36,539
Accounts receivable — net	—	39,249	9,588	44,496	—	93,333
Inventories — net	—	71,856	37,890	84,333	—	194,079
Other current assets	—	8,884	467	10,721	—	20,072

Total current assets	—	140,823	48,477	154,723	—	344,023
Other non-current assets	—	12,955	596	3,670	—	17,221
Investments in and advances to subsidiaries	93,115	346,905	277,576	130,751	(848,347)	—
Goodwill and purchased intangible assets — net	—	26,833	16,089	165,169	—	208,091

Total other assets	93,115	386,693	294,261	299,590	(848,347)	225,312
Property, plant and equipment — net	—	100,742	19,389	209,646	—	329,777

Total assets	$93,115	$628,258	$362,127	$663,959	$(848,347)	$899,112

Accounts payable	$—	$20,126	$7,246	$46,221	—	$73,593
Accrued and other current liabilities	—	51,078	7,614	47,605	—	106,297
Notes payable and long-term debt due within one year	—	209	—	1,326	—	1,535

Total current liabilities	—	71,413	14,860	95,152	—	181,425
Long-term debt-net	—	428,896	—	66,203	—	495,099
Other long-term liabilities	—	91,369	5,496	32,608	—	129,473

Total liabilities	—	591,678	20,356	193,963	—	805,997
Total shareholders’ equity	93,115	36,580	341,771	469,996	(848,347)	93,115

Total liabilities and shareholders’ equity	$93,115	$628,258	$362,127	$663,959	$(848,347)	$899,112

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

Three months ended March 31, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(3,477)	$(3,477)	$3,102	$8,920	$(8,545)	$(3,477)
Depreciation and amortization	—	3,882	756	6,658	—	11,296
Other operating activities	3,477	(17,147)	(3,234)	(27,599)	8,545	(35,958)

Net cash provided by (used in) operating activities	—	(16,742)	624	(12,021)	—	(28,139)
Additions to property, plant & equipment	—	(3,320)	(115)	(5,917)	—	(9,352)
Other investing activities	—	41	—	—	—	41

Net cash provided by (used in) investing activities	—	(3,279)	(115)	(5,917)	—	(9,311)
Net borrowings (repayments)	—	(86)	—	8,681	—	8,595
Other financing activities	—	(364)	—	—	—	(364)

Net cash provided by (used in) financing activities	—	(450)	—	8,681	—	8,231
Exchange effect on cash	—	—	—	282	—	282

Increase (decrease) in cash	—	(20,471)	509	(8,975)	—	(28,937)
Cash and equivalents at beginning of period	—	20,834	532	15,173	—	36,539

Cash and equivalents at end of period	$—	$363	$1,041	$6,198	$—	$7,602

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)(unaudited)

Three months ended March 31, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net Income (loss)	$(1,754)	$(1,754)	$2,215	$851	$(1,312)	$(1,754)
Depreciation and amortization	—	4,270	880	4,066	—	9,216
Other operating activities	1,754	(10,255)	(4,343)	4,033	1,312	(7,499)

Net cash provided by (used in) operating activities	—	(7,739)	(1,248)	8,950	—	(37)
Additions to property, plant & equipment	—	(2,468)	(203)	(7,122)	—	(9,793)
Other investing activities	—	—	1,501	568	—	2,069

Net cash provided by (used in) investing activities	—	(2,468)	1,298	(6,554)	—	(7,724)
Net borrowings (repayments)	—	412	—	(5,727)	—	(5,315)
Other financing activities	—	(359)	—	—	—	(359)

Net cash provided by (used in) financing activities	—	53	—	(5,727)	—	(5,674)
Exchange effect on cash	—	—	—	66	—	66

Increase (decrease) in cash	—	(10,154)	50	(3,265)	—	(13,369)
Cash and equivalents at beginning of period	—	22,849	509	18,408	—	41,766

Cash and equivalents at end of period	$—	$12,695	$559	$15,143	$—	$28,397

11. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.
•	North American Other—includes sales of ceramic dinnerware; metal tableware, holloware and serveware; and plastic items from subsidiaries in the United States.
•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	March 31,	March 31,
Three months ended	2008	2007

Net Sales
North American Glass	$127,477	$124,726
North American Other	26,583	27,435
International	36,387	29,782
Eliminations	(3,171)	(2,447)

Consolidated	$187,276	$179,496

EBIT
North American Glass	$7,072	$10,935
North American Other	3,818	3,769
International	(659)	(2,478)

Consolidated	$10,231	$12,226

Depreciation & Amortization
North American Glass	$6,553	$5,762
North American Other	756	881
International	3,987	2,573

Consolidated	$11,296	$9,216

Capital Expenditures
North American Glass	$5,709	$5,479
North American Other	115	203
International	3,528	4,111

Consolidated	$9,352	$9,793

Reconciliation of EBIT to Net Income
Segment EBIT	$10,231	$12,226
Interest Expense	(17,151)	(15,564)
Benefit for Income Taxes	3,443	1,584

Net Loss	$(3,477)	$(1,754)

12. Fair Value
We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 had no impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

	Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total

Interest rate protection agreements	$—	$(9,452)	$—	$(9,452)
Foreign currency contracts	—	177	—	177
Commodity futures natural gas contracts	—	3,613	—	3,613

Derivative liability	$—	$(5,662)	$—	$(5,662)

The fair values of our interest rate protection agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our foreign currency contracts and our commodity futures natural gas contracts are determined from market quotes.
The foreign currency contracts, commodity futures natural gas contracts, and interest rate protection agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.
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
Results of Operations — First Quarter 2008 Compared with First Quarter 2007
Dollars in thousands, except percentages and per-share amounts

			Variance
Three months ended March 31,	2008	2007	In dollars	In percent

Net sales	$187,276	$179,496	$7,780	4.3%
Gross profit	$30,337	$32,415	$(2,078)	(6.4)%
Gross profit margin	16.2%	18.1%
Income from operations (IFO)	$9,478	$10,381	$(903)	(8.7)%
IFO margin	5.1%	5.8%
Earnings before interest and income taxes (EBIT)(1)	$10,231	$12,226	$(1,995)	(16.3)%
EBIT margin	5.5%	6.8%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$21,527	$21,442	$85	0.4%
EBITDA margin	11.5%	11.9%
Net loss	$(3,477)	$(1,754)	$(1,723)	(98.2)%
Net loss margin	(1.9)%	(1.0)%
Diluted net loss per share	$(0.24)	$(0.12)	$(0.12)	(100.0)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net loss to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

Net Sales
For the quarter ended March 31, 2008, net sales increased 4.3 percent to $187.3 million from $179.5 million in the year-ago quarter. The increase in net sales was attributable to continued solid increases of approximately 18.0 percent in shipments to retail glassware customers in the United States and Canada and increased shipments to Crisa customers. These increases were partially offset by lower shipments to U.S. foodservice customers of approximately 12.0 percent. North American Other sales decreased 3.1 percent as shipments to Syracuse China customers were down approximately 12.0 percent, partially offset by an increase of 3.0 percent in shipments of World Tableware products. International sales increased as a result of increased shipments to customers of Libbey China and a favorable currency impact on European sales. International sales increased approximately 8.0 percent excluding the currency impact.
Gross Profit
For the quarter ended March 31, 2008, gross profit decreased by $2.1 million, or 6.4 percent, to $30.3 million, compared to $32.4 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 16.2 percent, compared to 18.1 percent in the year-ago quarter. Factors contributing to the decrease in gross profit were an unfavorable mix of sales, as a result of the lower U.S. glass foodservice sales, a $1.4 million increase in natural gas expenses and a $2.1 million increase in depreciation expense, partially offset by better manufacturing performance. The $2.1 million increase in depreciation expense is primarily the result of a full quarter of production at our China facility in 2008 and capital expenditures at Crisa related to the capacity rationalization.
Income From Operations
Income from operations for the quarter ended March 31, 2008, decreased by $0.9 million to $9.5 million, compared to income from operations of $10.4 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to 5.1 percent in the first quarter 2008, compared to 5.8 percent in the year-ago quarter. The decrease in income from operations is a result of lower gross profit as discussed above offset by a reduction of $1.2 million in selling, general and administrative expenses primarily related to favorable rulings in connections with an outstanding dispute regarding a warehouse lease in Mexico, lower incentive compensation expense and an increase in stock-based compensation expense.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before interest and income taxes (EBIT) decreased by $2.0 million in the first quarter 2008, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to 5.5 percent in the first quarter 2008, compared to 6.8 percent in the year-ago quarter. Key contributors to the decrease in EBIT compared to the prior year are the same as those discussed above under Income From Operations. In addition, the first quarter 2007 EBIT included a $1.1 million one-time gain on the sale of excess land in Syracuse, NY.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $0.1 million, or 0.4 percent for the first quarter 2008, to $21.5 million compared to $21.4 million in the year-ago quarter. As a percentage of net sales, EBITDA was 11.5 percent for the first quarter 2008, compared to 11.9 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings before interest and income taxes (EBIT). Depreciation and amortization increased by $2.1 million to $11.3 million, primarily due to the depreciation related to our new facility in China and to capital expenditures at Crisa related to the capacity rationalization.
Net Loss and Diluted Net Loss Per Share
We recorded a net loss of $3.5 million, or $(0.24) per diluted share, in the first quarter 2008, compared to a net loss of $1.8 million, or $(0.12) per diluted share, in the year-ago quarter. Net loss as a percentage of net sales was 1.9 percent in the first quarter 2008, compared to net loss of 1.0 percent in the year-ago quarter. As a result of higher debt, primarily driven by the payment in kind (PIK) notes, interest expense increased $1.6 million compared to the year-ago period. The effective tax rate increased to 49.8 percent for the quarter, compared to 47.5 percent in the year-ago quarter.
Segment Results of Operations

Dollars in thousands			Variance
Three Months Ended March 31,	2008	2007	In Dollars	In Percent

Net Sales:
North American Glass	$127,477	$124,726	$2,751	2.2%
North American Other	26,583	27,435	(852)	(3.1)%
International	36,387	29,782	6,605	22.2%
Eliminations	(3,171)	(2,447)

Consolidated	$187,276	$179,496	$7,780	4.3%

EBIT:
North American Glass	$7,072	$10,935	$(3,863)	(35.3)%
North American Other	3,818	3,769	49	1.3%
International	(659)	(2,478)	1,819	73.4%

Consolidated	$10,231	$12,226	$(1,995)	(16.3)%

EBIT Margin:
North American Glass	5.5%	8.8%
North American Other	14.4%	13.7%
International	(1.8)%	(8.3)%

Consolidated	5.5%	6.8%

North American Glass
For the quarter ended March 31, 2008, net sales increased 2.2 percent to $127.5 million from $124.7 million in the year-ago quarter. Of the total increase in sales, approximately 3.8 percent was attributable to continued solid increases in shipments to retail glassware customers in the United States and Canada, and approximately 2.8 percent was attributable to increased shipments to Crisa customers. These increases were partially offset by a decline of 4.4 percent in shipments to U.S. foodservice customers.
EBIT decreased by $3.9 million to $7.1 million for the first quarter 2008, compared to $10.9 million in the year-ago quarter. EBIT, as a percentage of net sales, decreased to 5.5 percent in the first quarter 2008, compared to 8.8 percent in the year-ago quarter. The key contributors to the decrease in EBIT compared to the year-ago quarter were an unfavorable sales mix of $4.8 million offset by a reduction of $1.3 million in selling, general and administrative expenses related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico, lower incentive compensation expense of $0.3 million and an increase in stock-based compensation expense of $0.3 million.
North American Other
For the quarter ended March 31, 2008, net sales decreased 3.1 percent to $26.6 million from $27.4 million in the year-ago quarter. The decrease in net sales was primarily attributable to a decrease in shipments to Syracuse China customers resulting in approximately 4.0 percent of the decrease, offset by an increase in shipments of World Tableware products, which increased 1.4 percent.
EBIT for the first quarter of 2008 was $3.8 million, which was flat compared to the first quarter of 2007. EBIT as a percentage of net sales increased to 14.4 percent in the first quarter 2008 compared to 13.7 percent in the year-ago quarter. The first quarter 2007 results included a $1.1 million gain on the sale of excess land in Syracuse, NY. Excluding the sale of land recorded in 2007, the increase in EBIT in 2008 is primarily attributable to higher sales margins.

International
For the quarter ended March 31, 2008, net sales increased 22.2 percent to $36.4 million from $29.8 million in the year-ago quarter. Of the total increase in net sales, approximately 14.0 percent of the increase was related to the currency impact of a stronger euro and the majority of the remaining increase in net sales was related to our China facility being in full operation.
For the first quarter ended March 31, 2008, EBIT was a loss of $0.7 million, which was an improvement of $1.8 million compared to the year-ago quarter. EBIT as a percentage of net sales improved to (1.8) percent in the first quarter 2008, compared to (8.3) percent in the year-ago quarter. The improvement in EBIT compared to the prior year quarter was driven primarily by Libbey China’s complete quarter of operations (as contrasted with its start-up operations in the prior year quarter), contributing $1.5 million to the increase, and increased sales and improved margin in our European operations of $1.7 million. These increases were partially offset by higher natural gas costs in Europe of $1.0 million.
Capital Resources and Liquidity
Balance Sheet and Cash flows
Cash and Equivalents
At March 31, 2008, our cash balance decreased $28.9 million from $36.5 million on December 31, 2007, to $7.6 million. The decrease was primarily due to the $19.6 million payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006 and funding our ongoing working capital needs.
Working Capital
The following table presents working capital components:

			Variance
Dollars in thousands, except percentages and DSO, DIO, DPO and DWC	March 31, 2008	December 31, 2007	In dollars	In percent

Accounts receivable — net	$95,096	$93,333	$1,763	1.9%
DSO (1)	42.2	41.8
Inventories — net	208,180	194,079	14,101	7.3%
DIO (2)	92.5	87.0
Accounts payable	66,080	73,593	(7,513)	(10.2)%
DPO (3)	29.4	33.0

Working capital (4)	$237,196	$213,819	$23,377	10.9%
DWC (5)	105.3	95.8
Percentage of net sales	28.9%	26.3%

DSO, DIO, DPO and DWC are all calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as accounts receivable and inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital, which is defined as accounts receivable and inventories less accounts payable, was $237.2 million at March 31, 2008. Working capital increased $23.4 million from December 31, 2007, primarily due to normal seasonal inventory build-up, increased working capital at our China facility as it continues to reach full production and the foreign currency impact on our euro and RMB denominated working capital.

Borrowings
The following table presents our total borrowings:

			March 31,	December 31,
	Interest Rate	Maturity Date	2008	2007

Borrowings under ABL facility	floating	December 16, 2010	$17,380	$7,366
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes	16.00%	December 1, 2011	127,697	127,697
Promissory note	6.00%	April 2008 to September 2016	1,790	1,830
Notes payable	floating	April 2008	1,944	622
RMB loan contract	floating	July 2012 to January 2014	35,700	34,275
RMB working capital loan	floating	March 2010	7,140	6,855
Obligations under capital leases	floating	April 2008 to May 2009	909	1,018
BES Euro line	floating	January 2010 to January 2014	17,380	15,962
Other debt	floating	September 2009	1,094	1,432

Total borrowings			517,034	503,057
Less — unamortized discounts and warrants			5,974	6,423

Total borrowings — net (2)			511,060	496,634

(1)	See Interest Rate Protection Agreements below.

(2)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $517.0 million at March 31, 2008, compared to total borrowings of $503.1 million at December 31, 2007. The $13.9 million increase in borrowings was the result of funding our operating needs, the $19.6 million payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006 and the foreign currency impact on our euro and RMB denominated debt.
Of our total indebtedness, $187.6 million is subject to fluctuating interest rates at March 31, 2008. A change in one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants, and financing fees of $1.3 million and $1.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively.
Cash Flow
The following table presents key drivers to free cash flow.

Dollars in thousands, except percentages			Variance
Three months ended March 31,	2008	2007	In dollars	In percent

Net cash used in operating activities	$(28,139)	$(37)	$(28,102)	>100%
Capital expenditures	(9,352)	(9,793)	441	4.5%
Proceeds from asset sales and other	41	2,069	(2,028)	98.0%

Free cash flow (a)	$(37,450)	$(7,761)	$(29,689)	>100%

(a)	We believe that free cash flow (net cash used in operating activities, less capital expenditures, plus proceeds from asset sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash used in operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Our net cash used in operating activities was $28.1 million in the first quarter of 2008, compared to $0.04 million in the year-ago quarter, or an increase of $28.1 million. The increase was primarily due to the $19.6 million payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006 and the increase in working capital discussed above.
Net cash used in investing activities was $9.3 million in the first quarter of 2008, compared to $7.7 million in the year-ago quarter, or an increase of $1.6 million. The primary contributor to the increase was the non-recurring receipt of proceeds of $2.1 million on the sale of excess land in Syracuse, N.Y. in the first quarter of 2007.
Net cash provided by financing activities was $8.2 million in the first quarter of 2008, compared to net cash used by financing activities of $5.7 million in the year-ago quarter. The net cash provided by financing activities in the first quarter of 2008 is primarily attributable to borrowing under our ABL facility to fund operating needs. The net cash used by financing activities in the year-ago period resulted in using cash on hand to repay borrowings under the ABL facility.
Our free cash flow was $(37.5) million during the first quarter 2008, compared to $(7.8) million in the year-ago quarter, a decrease of $29.7 million. The primary contributors were a $19.6 million payment to Vitro S.A. de C.V. related to the purchase of Crisa in 2006 and increased uses of cash for working capital. In addition, the first quarter of 2007 included proceeds of $2.1 million on the sale of excess land in Syracuse, N.Y.
Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at March 31, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.7 years at March 31, 2008. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 11.91 percent per year at March 31, 2008. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated A+ or better as of March 31, 2008, by Standard and Poors.
The fair market value for the Rate Agreements at March 31, 2008, was $(9.5) million. At December 31, 2007, the fair market value of these Rate Agreements was a $(5.3) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
We also use commodity futures contracts related to forecasted future U.S. natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2008, we had commodity futures contracts for 2,090,000 million British Thermal Units (BTUs) of natural gas with a fair market value of $3.6 million. We have hedged a portion of forecasted transactions through September 2009. At December 31, 2007, we had commodity futures contracts for 2,820,000 million BTUs of natural gas with a fair market value of $(1.8) million.
In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of March 31, 2008, we had contracts for 6.8 million Canadian dollars with a fair value of $0.2 million. During 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008, related to the Crisa acquisition. The fair value of the foreign currency contract at December 31, 2007 was $0.4 million.

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
Outlook
We expect second quarter net sales to be in the range of $215 million to $220 million, and EBITDA to be between $30 million and $32 million in the second quarter of 2008. We expect EBITDA for the full year 2008 of approximately $113 million to $123 million.
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
Table 1
Reconciliation of net loss to EBIT and EBITDA

	Three months ended
	March 31,
Dollars in thousands	2008	2007

Net loss	$(3,477)	$(1,754)
Add: Interest expense	17,151	15,564
Add: Benefit for income taxes	(3,443)	(1,584)

Earnings before interest and income taxes (EBIT)	10,231	12,226
Add: Depreciation and amortization	11,296	9,216

Earnings before interest, taxes, deprecation and amortization (EBITDA)	$21,527	$21,442

We define EBIT as net income before interest expense and income taxes. The most directly comparable U.S. GAAP financial measure is earnings before interest and income taxes.
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
We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. The most directly comparable U.S. GAAP financial measure is earnings before interest and income taxes.

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
Table 2
Reconciliation of net cash used in operating activities to free cash flow

	Three months ended
	March 31,
Dollars in thousands	2008	2007

Net cash used in operating activities	$(28,139)	$(37)
Capital expenditures	(9,352)	(9,793)
Proceeds from asset sales and other	41	2,069

Free cash flow	$(37,450)	$(7,761)

We define free cash flow as net cash used in operating activities less capital expenditures, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash used in operating activities.
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
Table 3
Reconciliation of working capital

	March 31,	December 31,
Dollars in thousands	2008	2007

Accounts receivable (net)	$95,096	$93,333
Plus: Inventories (net)	208,180	194,079
Less: Accounts payable	66,080	73,593

Working capital	$237,196	$213,819

We define working capital as accounts receivable (net) plus inventories (net) less accounts payable.
We believe that working capital is important supplemental information for investors in evaluating liquidity in that it provides insight into the availability of net current resources to fund our ongoing operations. Working capital is a measure used by management in internal evaluations of cash availability, operational performance and to set performance targets for managers.
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
Interest Rates
We are exposed to market risk associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert a portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $187.6 million of debt subject to fluctuating interest rates at March 31, 2008. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated A+ or better as of March 31, 2008, by Standard and Poors.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties’ credit ratings were rated A+ or better as of March 31, 2008, by Standard and Poors.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the discount rate would change our total annual expense by approximately $1.6 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change our annual pension expense by approximately $2.6 million.
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
•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to achieve the international growth contemplated by our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	An inability to meet targeted production and profit margin goals in connection with the operation of our new production facility in China could result in significant additional costs or lost sales.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs(1)
January 1 to January 31, 2008	—	—	—	1,000,000
February 1 to February 29, 2008	—	—	—	1,000,000
March 1 to March 31, 2008	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2007, 2006, 2005, or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

10.1	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date May 12, 2008	By	/s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer (duly authorized principal financial officer)