Form 10-Q
period 2008-06-30
LIBBEY INC
filed 2008-08-11
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value — 14,729,656 shares at July 31, 2008.

Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Business
2. Significant Accounting Policies
3. Balance Sheet Details
4. Borrowings
5. Income Taxes
6. Pension and Non-pension Postretirement Benefits
7. Net Income per Share of Common Stock
8. Derivatives
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
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
Certification
Certification
Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended June 30,
	2008	2007
Net sales	$224,828	$207,123
Freight billed to customers	615	549

Total revenues	225,443	207,672
Cost of sales	183,275	163,483

Gross profit	42,168	44,189
Selling, general and administrative expenses	23,451	23,667

Income from operations	18,717	20,522
Other income	586	639

Earnings before interest and income taxes	19,303	21,161
Interest expense	17,620	16,429

Income before income taxes	1,683	4,732
Provision for income taxes	3,802	776

Net (loss) income	$(2,119)	$3,956

Net (loss) income per share:
Basic	$(0.14)	$0.27

Diluted	$(0.14)	$0.27

Dividends per share	$0.025	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Six months ended June 30,
	2008	2007
Net sales	$412,104	$386,619
Freight billed to customers	1,283	1,024

Total revenues	413,387	387,643
Cost of sales	340,882	311,039

Gross profit	72,505	76,604
Selling, general and administrative expenses	44,310	45,701

Income from operations	28,195	30,903
Other income	1,339	2,484

Earnings before interest and income taxes	29,534	33,387
Interest expense	34,771	31,993

(Loss) income before income taxes	(5,237)	1,394
Provision (benefit) for income taxes	359	(808)

Net (loss) income	$(5,596)	$2,202

Net (loss) income per share:
Basic	$(0.38)	$0.15

Diluted	$(0.38)	$0.15

Dividends per share	$0.05	$0.05

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$17,883	$36,539
Accounts receivable — net	111,849	93,333
Inventories — net	202,464	194,079
Prepaid and other current assets	31,206	20,431

Total current assets	363,402	344,382
Other assets:
Deferred income taxes	658	855
Purchased intangible assets — net	30,657	30,731
Goodwill — net	178,071	177,360
Other assets	15,029	16,366

Total other assets	224,415	225,312
Property, plant and equipment — net	334,229	329,777

Total assets	$922,046	$899,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,954	$622
Accounts payable	70,246	73,593
Salaries and wages	22,615	28,659
Accrued liabilities	48,719	41,453
Pension liability (current portion)	1,882	1,883
Non-pension postretirement benefits (current portion)	3,528	3,528
Derivative liability	6,092	7,096
Payable to Vitro	—	19,575
Deferred income taxes	4,462	4,462
Long-term debt due within one year	913	913

Total current liabilities	160,411	181,784
Long-term debt	533,834	495,099
Pension liability	69,872	71,709
Non-pension postretirement benefits	49,674	45,667
Other long-term liabilities	9,793	12,097

Total liabilities	823,584	806,356
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued at June 30, 2008 and at December 31, 2007.	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares at June 30, 2008 and at December 31, 2007)	307,951	306,874
Treasury stock, at cost, 3,967,974 shares (4,133,074 shares in 2007)	(106,423)	(110,780)
Retained deficit	(69,520)	(60,689)
Accumulated other comprehensive loss	(33,733)	(42,477)

Total shareholders’ equity	98,462	93,115

Total liabilities and shareholders’ equity	$922,046	$899,471

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2008	2007
Net (loss) income	$(2,119)	$3,956
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,238	10,710
Gain on asset sales	(117)	(6)
Change in accounts receivable	(17,230)	(6,366)
Change in inventories	5,976	(10,106)
Change in accounts payable	3,986	2,883
Pay-in-kind interest	10,216	8,758
Pension & non-pension postretirement benefits	(1,716)	(350)
Other operating activities	(5,154)	(5,117)

Net cash provided by operating activities	5,080	4,362
Investing activities:
Additions to property, plant and equipment	(8,260)	(12,833)
Proceeds from asset sales and other	5	(116)

Net cash used in investing activities	(8,255)	(12,949)
Financing activities:
Net ABL credit facility activity	14,314	(5,170)
Other net (payments) borrowings	(400)	1,187
Dividends	(365)	(360)

Net cash provided by (used in) financing activities	13,549	(4,343)
Effect of exchange rate fluctuations on cash	(93)	109

Increase (decrease) in cash	10,281	(12,821)
Cash at beginning of period	7,602	28,397

Cash at end of period	$17,883	$15,576

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$20,249	$20,145
Cash paid (net of refunds received) during the period for income taxes	$(376)	$239
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Net (loss) income	$(5,596)	$2,202
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,534	19,926
Gain on asset sales	(124)	(1,575)
Change in accounts receivable	(17,460)	(2,778)
Change in inventories	(5,044)	(19,566)
Change in accounts payable	(5,912)	(2,042)
Pay-in-kind interest	10,216	8,758
Pension & non-pension postretirement benefits	(1,438)	2,237
Payable to Vitro	(19,575)	—
Other operating activities	(660)	(2,837)

Net cash (used in) provided by operating activities	(23,059)	4,325
Investing activities:
Additions to property, plant and equipment	(17,612)	(22,626)
Proceeds from asset sales and other	46	1,953

Net cash used in investing activities	(17,566)	(20,673)
Financing activities:
Net ABL credit facility activity	23,382	(30,578)
Other net (payments) borrowings	(873)	21,280
Dividends	(729)	(719)

Net cash provided by (used in) financing activities	21,780	(10,017)
Effect of exchange rate fluctuations on cash	189	175

Decrease in cash	(18,656)	(26,190)
Cash at beginning of period	36,539	41,766

Cash at end of period	$17,883	$15,576

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$21,290	$21,031
Cash paid (net of refunds received) during the period for income taxes	$(395)	$1,774
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
Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, we have recorded a full valuation allowance against our deferred income tax assets. In addition, valuation allowances have been recorded in the Netherlands and for a holding company in Mexico.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123-R, “Accounting for Stock-Based Compensation” (“SFAS No. 123-R”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested stock-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008 was $1.1 million and $2.1 million, respectively. The stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 was $1.0 million and $1.6 million, respectively.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” which delays until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 as of January 1, 2008, but have not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition. See Note 12, Fair Value, for additional information.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009 for Libbey and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 re-characterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. SFAS 160 is effective January 1, 2009 for Libbey, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not believe adoption of SFAS 160 will have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“ SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for Libbey beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	June 30, 2008	December 31, 2007

Accounts receivable:
Trade receivables	$109,893	$91,435
Other receivables	1,956	1,898

Total accounts receivable, less allowances of $12,289 and $11,711	$111,849	$93,333

Inventories:
Finished goods	$178,321	$170,386
Work in process	4,785	4,052
Raw materials	5,723	5,668
Repair parts	10,901	11,137
Operating supplies	2,734	2,836

Total inventories, less allowances of $7,380 and $6,435	$202,464	$194,079

Prepaid and other current assets:
Prepaid expenses	$19,216	$13,551
Derivative asset	5,823	359
Prepaid income taxes	6,167	6,521

Total prepaid and other current assets	$31,206	$20,431

Other assets:
Deposits	$300	$596
Finance fees — net of amortization	9,585	11,194
Pension asset	4,829	3,253
Other	315	1,323

Total other assets	$15,029	$16,366

Accrued liabilities:
Accrued incentives	$20,257	$14,236
Workers compensation	9,637	9,485
Medical liabilities	2,624	2,450
Non-income taxes	2,550	1,129
Interest	4,433	5,218
Commissions payable	1,379	1,381
Accrued special charges	—	38
Accrued liabilities	7,839	7,516

Total accrued liabilities	$48,719	$41,453

Other long-term liabilities:
Deferred liability	$1,274	$1,254
Other	8,519	10,843

Total other long-term liabilities	$9,793	$12,097

4. Borrowings
On June 16, 2006, Libbey Glass Inc. issued $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) due June 1, 2011, and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes), due December 1, 2011. Concurrently, Libbey Glass Inc. entered into a new $150.0 million Asset Based Loan facility (ABL Facility) expiring December 16, 2010.
Borrowings consist of the following:

			June 30,	December 31,
	Interest Rate	Maturity Date	2008	2007

Borrowings under ABL facility	floating	December 16, 2010	$31,649	$7,366
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	137,913	127,697
Promissory note	6.00%	July 2008 to September 2016	1,749	1,830
Notes payable	floating	July 2008	1,954	622
RMB loan contract	floating	July 2012 to January 2014	36,475	34,275
RMB working capital loan	floating	March 2010	7,295	6,855
Obligations under capital leases	floating	July 2008 to May 2009	721	1,018
BES Euro line	floating	January 2010 to January 2014	17,379	15,962
Other debt	floating	September 2009	1,090	1,432

Total borrowings			542,225	503,057
Less — unamortized discounts and warrants			5,524	6,423

Total borrowings — net			536,701	496,634
Less — current portion of borrowings			2,867	1,535

Total long-term portion of borrowings — net			$533,834	$495,099

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued on June 1, 2008 in exchange for payment of semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.
ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0.0 percent and 1.75 percent, respectively, at June 30, 2008. Libbey Glass borrowings under the facility at June 30, 2008 were $4.0 million at an interest rate of 4.23 percent. Libbey Europe had outstanding borrowings of $27.6 million at June 30, 2008, at an interest rate of 6.38 percent. Interest is payable the last day of the interest period, which can range from one month to six months.
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
Libbey pays a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at June 30, 2008. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
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
The available total borrowing base is offset by real estate and ERISA reserves totaling $8.0 million and mark-to-market reserves for natural gas and interest rate swaps of $5.9 million and a rent reserve of $1.2 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At June 30, 2008, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $71.1 million at June 30, 2008.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds of these notes, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 9.93 percent at June 30, 2008.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at June 30, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.4 years at June 30, 2008. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 9.93 percent per year at June 30, 2008. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings are rated AA or better as of June 30, 2008, by Standard and Poor’s.
The fair market value for the Rate Agreements at June 30, 2008, was a $6.1 million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
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
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes. At June 30, 2008, additional PIK Notes for interest, that have been issued, bring the total principal amount of PIK notes to $137.9 million.
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
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2008, we had $1.7 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.8 million. The $2.0 million outstanding at June 30, 2008, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.44 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $36.5 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2008, the annual interest rate was 6.89 percent. As of June 30, 2008, the outstanding balance was RMB 250.0 million (approximately $36.5 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.8 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Working Capital Loan
In March 2007, Libbey China entered into a 50.0 million RMB working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 7.56 percent, and is secured by a Libbey Inc. guarantee. At June 30, 2008, the U.S. dollar equivalent on the line was $7.3 million.
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
The future minimum lease payments required under the capital leases as of June 30, 2008, are $0.7 million, all due within one year.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $17.4 million) with BANCO ESPÍRITO SANTO, S.A. (BES). The $17.4 million outstanding at June 30, 2008, was the U.S. dollar equivalent under the line at an interest rate of 6.03 percent. Payment of principal in the amount of €1.1 million (approximately $1.7 million) is due in January 2010, payment of €1.6 million (approximately $2.5 million) is due in January 2011, payment of €2.2 million (approximately $3.5 million) is due in January 2012, payment of €2.8 million (approximately $4.4 million) is due in January 2013 and payment of €3.3 million (approximately $5.3 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $1.1 million primarily consists of government-subsidized loans for equipment purchases at Crisal.
5. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws. Further, the Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
6. Pension and Non-pension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. In addition, we have a supplemental employee retirement plan (SERP) covering certain U.S.-based employees. The U.S. pension plans, including the SERP, which is an unfunded liability, cover the hourly and salaried U.S.-based employees of Libbey hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries, Royal Leerdam and Crisa. The Crisa plan is not funded.
The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2008	2007	2008	2007	2008	2007

Service cost	$1,223	$1,436	$434	$482	$1,657	$1,918
Interest cost	3,885	3,609	1,139	957	5,024	4,566
Expected return on plan assets	(4,412)	(3,990)	(798)	(688)	(5,210)	(4,678)
Amortization of unrecognized:
Prior service cost (gain)	610	521	89	(11)	699	510
(Gain)/loss	305	515	(197)	75	108	590
Settlement	—	1,000	147	—	147	1,000

Pension expense	$1,611	$3,091	$814	$815	$2,425	$3,906

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2008	2007	2008	2007	2008	2007

Service cost	$2,696	$2,961	$876	$961	$3,572	$3,922
Interest cost	7,815	7,304	2,365	1,913	10,180	9,217
Expected return on plan assets	(8,787)	(8,020)	(1,628)	(1,375)	(10,415)	(9,395)
Amortization of unrecognized:
Prior service cost (gain)	1,195	1,043	71	(23)	1,266	1,020
(Gain)/loss	659	1,070	(106)	149	553	1,219
Settlement	—	1,000	147	—	147	1,000

Pension expense	$3,578	$5,358	$1,725	$1,625	$5,303	$6,983

We provide certain retiree health care and life insurance benefits covering our U.S and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our U.S. union hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. During the second quarter of 2008, we amended our U.S. non-pension postretirement plans to cover employees and retirees of Syracuse China previously covered under a multi-employer plan. This plan amendment is effective September 1, 2008 and resulted in a charge of $3.4 million to other comprehensive loss during the second quarter of 2008. The non-U.S. non-pension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.

The provision for our non-pension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2008	2007	2008	2007	2008	2007

Service cost	$254	$190	$1	$—	$255	$190
Interest cost	714	558	36	24	750	582
Amortization of unrecognized:
Prior service gain	(95)	(222)	—	—	(95)	(222)
Loss (gain)	71	21	(1)	(12)	70	9

Non-pension postretirement benefit expense	$944	$547	$36	$12	$980	$559

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2008	2007	2008	2007	2008	2007

Service cost	$550	$398	$1	$—	$551	$398
Interest cost	1,427	1,122	64	47	1,491	1,169
Amortization of unrecognized:
Prior service gain	(231)	(442)	—	—	(231)	(442)
Loss (gain)	119	39	(16)	(25)	103	14

Non-pension postretirement benefit expense	$1,865	$1,117	$49	$22	$1,914	$1,139

We expect to contribute $29.4 million to fund our pension plans and non-pension postretirement benefits in 2008 of which $6.0 million and $9.8 million was incurred for the three months and six months ended June 30, 2008, respectively.
7. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator for earnings per share — net (loss) income that is available to common shareholders	$(2,119)	$3,956	$(5,596)	$2,202

Denominator for basic earnings per share — weighted-average shares outstanding	14,645,105	14,435,975	14,612,306	14,398,997

Effect of dilutive securities (1)	—	236,108	—	217,645

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	14,645,105	14,672,083	14,612,306	14,616,642

Basic (loss) earnings per share	$(0.14)	$0.27	$(0.38)	$0.15

Diluted (loss) earnings per share	$(0.14)	$0.27	$(0.38)	$0.15

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP) (285,799 and 330,641 shares for the three months and six months ended June 30, 2008, respectively), were anti-dilutive and thus not included in the earnings per share calculation. These amounts are anti-dilutive due to the net loss.
When applicable, diluted shares outstanding include the dilutive impact of in-the-money employee stock options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
8. Derivatives
As of June 30, 2008, we had commodity contracts for 1,700,000 million British Thermal Units (BTUs) of natural gas. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of June 30, 2008, we had contracts for 4.5 million Canadian dollars. The total fair values of the natural gas and Canadian currency agreements were $5.7 million and $0.1 million, respectively, as of June 30, 2008, accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). These amounts are included in other current assets in the Condensed Consolidated Balance Sheet. We also had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, as discussed in Note 4. The fair market value for the Rate Agreements at June 30, 2008 was a $6.1 million liability, which is included in derivative liability in the

Condensed Consolidated Balance Sheet.
At December 31, 2007, we had a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008 related to the Crisa acquisition. As of December 31, 2007, the fair value of this contract was $0.4 million, which is included in other current assets in the Condensed Consolidated Balance Sheet. We also had Interest Rate Protection Agreements for $200.0 million of variable rate debt, and commodity contracts for 2,820,000 million BTUs of natural gas at December 31, 2007. The fair values for these agreements at December 31, 2007 were liabilities of $5.3 million and $1.8 million for the Interest Rate Agreement and natural gas contracts, respectively. The fair value of these derivatives is included in derivative liability on the Condensed Consolidated Balance Sheet.
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. The counterparties’ credit ratings are rated AA or better for the Interest Rate Protection Agreements and A or better for the other derivative agreements as of June 30, 2008, by Standard and Poor’s.
Most of our derivatives qualify and are designated as cash flow hedges at June 30, 2008. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. For the three months and six months ended June 30, 2008, the ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge was zero. We recognized an immaterial loss in recording the ineffective portion of the change in fair value of the cash flow hedges in the three months and a gain of $0.7 million in the six months ended June 30, 2007, in other income on the Condensed Consolidated Statement of Operations.

9. Comprehensive Income (Loss)
Components of comprehensive income (loss), net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net (loss) income	$(2,119)	$3,956	$(5,596)	$2,202
Change in pension and nonpension postretirement liability	(2,074)	(181)	(3,131)	24
Change in fair value of derivative instruments (see detail below)	3,991	57	4,943	816
Effect of exchange rate fluctuation	(95)	2,851	6,932	1,782

Comprehensive (loss) income	$(297)	$6,683	$3,148	$4,824

Accumulated other comprehensive loss (net of tax) includes:

	June 30, 2008	December 31, 2007

Change in pension and nonpension postretirement liability	$(47,931)	$(44,800)
Derivatives	(1,367)	(6,310)
Exchange rate fluctuation	15,565	8,633

Total	$(33,733)	$(42,477)

The change in other comprehensive income (loss) for derivative instruments for the Company is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Change in fair value of derivative instruments	$5,884	$46	$7,359	$1,159
Less:
Income tax effect	1,893	(11)	2,416	343

Other comprehensive income (loss) related to derivatives	$3,991	$57	$4,943	$816

10. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc, as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and six month periods ended June 30, 2008 and June 30, 2007.
At June 30, 2008, December 31, 2007 and June 30, 2007, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended June 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$107,328	$30,120	$100,728	$(13,348)	$224,828
Freight billed to customers	—	195	308	112	—	615

Total revenues	—	107,523	30,428	100,840	(13,348)	225,443
Cost of sales	—	85,313	23,769	87,541	(13,348)	183,275

Gross profit	—	22,210	6,659	13,299	—	42,168
Selling, general and administrative expenses	—	12,466	3,099	7,886	—	23,451

Income (loss) from operations	—	9,744	3,560	5,413	—	18,717
Other income (expense)	—	(91)	3	674	—	586

Earnings (loss) before interest and income taxes	—	9,653	3,563	6,087	—	19,303
Interest expense	—	15,834	1	1,785	—	17,620

Earnings (loss) before income taxes	—	(6,181)	3,562	4,302	—	1,683
Provision (benefit) for income taxes	—	(26)	—	3,828	—	3,802

Net income (loss)	—	(6,155)	3,562	474	—	(2,119)
Equity in net income (loss) of subsidiaries	(2,119)	4,036	—	—	(1,917)	—

Net income (loss)	$(2,119)	$(2,119)	$3,562	$474	$(1,917)	$(2,119)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$106,371	$30,492	$82,587	$(12,327)	$207,123
Freight billed to customers	—	118	367	64	—	549

Total revenues	—	106,489	30,859	82,651	(12,327)	207,672
Cost of sales	—	81,928	24,012	69,870	(12,327)	163,483

Gross profit	—	24,561	6,847	12,781	—	44,189
Selling, general and administrative expenses	—	12,195	1,948	9,524	—	23,667

Income (loss) from operations	—	12,366	4,899	3,257	—	20,522
Other income (expense)	—	406	66	167	—	639

Earnings (loss) before interest and income taxes	—	12,772	4,965	3,424	—	21,161
Interest expense	—	14,800	1	1,628	—	16,429

Earnings (loss) before income taxes	—	(2,028)	4,964	1,796	—	4,732
Provision (benefit) for income taxes	—	10,843	(7,320)	(2,747)	—	776

Net income (loss)	—	(12,871)	12,284	4,543	—	3,956
Equity in net income (loss) of subsidiaries	3,956	16,827	—	—	(20,783)	—

Net income (loss)	$3,956	$3,956	$12,284	$4,543	$(20,783)	$3,956

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Six months ended June 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$197,315	$56,703	$184,783	$(26,697)	$412,104
Freight billed to customers	—	367	611	305	—	1,283

Total revenues	—	197,682	57,314	185,088	(26,697)	413,387
Cost of sales	—	165,088	44,419	158,072	(26,697)	340,882

Gross profit	—	32,594	12,895	27,016	—	72,505
Selling, general and administrative expenses	—	23,309	5,708	15,293	—	44,310

Income (loss) from operations	—	9,285	7,187	11,723	—	28,195
Other income (expense)	—	242	41	1,056	—	1,339

Earnings (loss) before interest and income taxes	—	9,527	7,228	12,779	—	29,534
Interest expense	—	31,527	1	3,243	—	34,771

Earnings (loss) before income taxes	—	(22,000)	7,227	9,536	—	(5,237)
Provision (benefit) for income taxes	—	(346)	563	142	—	359

Net income (loss)	—	(21,654)	6,664	9,394	—	(5,596)
Equity in net income (loss) of subsidiaries	(5,596)	16,058	—	—	(10,462)	—

Net income (loss)	$(5,596)	$(5,596)	$6,664	$9,394	$(10,462)	$(5,596)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Six months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$197,079	$57,926	$154,092	$(22,478)	$386,619
Freight billed to customers	—	266	668	90	—	1,024

Total revenues	—	197,345	58,594	154,182	(22,478)	387,643
Cost of sales	—	156,195	46,410	130,912	(22,478)	311,039

Gross profit	—	41,150	12,184	23,270	—	76,604
Selling, general and administrative expenses	—	24,153	4,198	17,350	—	45,701

Income (loss) from operations	—	16,997	7,986	5,920	—	30,903
Other income (expense)	—	1,271	1,194	19	—	2,484

Earnings (loss) before interest and income taxes	—	18,268	9,180	5,939	—	33,387
Interest expense	—	29,468	1	2,524	—	31,993

Earnings (loss) before income taxes	—	(11,200)	9,179	3,415	—	1,394
Provision (benefit) for income taxes	—	6,491	(5,320)	(1,979)	—	(808)

Net income (loss)	—	(17,691)	14,499	5,394	—	2,202

Equity in net income (loss) of subsidiaries	2,202	19,893	—	—	(22,095)	—

Net income (loss)	$2,202	$2,202	$14,499	$5,394	$(22,095)	$2,202

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

June 30, 2008 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$9,420	$1,316	$7,147	$—	$17,883
Accounts receivable — net	—	42,665	9,222	59,962	—	111,849
Inventories — net	—	68,383	38,238	95,843	—	202,464
Other current assets	—	12,206	704	18,296	—	31,206

Total current assets	—	132,674	49,480	181,248	—	363,402
Other non-current assets	—	7,535	340	7,812	—	15,687
Investments in and advances to subsidiaries	98,462	425,612	267,194	132,309	(923,577)	—
Goodwill and purchased intangible assets — net	—	28,776	16,084	163,868	—	208,728

Total other assets	98,462	461,923	283,618	303,989	(923,577)	224,415
Property, plant and equipment — net	—	98,961	18,491	216,777	—	334,229

Total assets	$98,462	$693,558	$351,589	$702,014	$(923,577)	$922,046

Accounts payable	$—	$11,595	$4,117	$54,534	$—	$70,246
Accrued and other current liabilities	—	48,426	9,731	29,141	—	87,298
Notes payable and long-term debt due within one year	—	209	—	2,658	—	2,867

Total current liabilities	—	60,230	13,848	86,333	—	160,411
Long-term debt	—	443,879	—	89,955	—	533,834
Other long-term liabilities	—	92,321	8,718	28,300	—	129,339

Total liabilities	—	596,430	22,566	204,588	—	823,584
Total shareholders’ equity	98,462	97,128	329,023	497,426	(923,577)	98,462

Total liabilities and shareholders’ equity	$98,462	$693,558	$351,589	$702,014	$(923,577)	$922,046

December 31, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$20,834	$532	$15,173	$—	$36,539
Accounts receivable — net	—	39,249	9,588	44,496	—	93,333
Inventories — net	—	71,856	37,890	84,333	—	194,079
Other current assets	—	9,243	467	10,721	—	20,431

Total current assets	—	141,182	48,477	154,723	—	344,382
Other non-current assets	—	12,955	596	3,670	—	17,221
Investments in and advances to subsidiaries	93,115	346,905	277,576	130,751	(848,347)	—
Goodwill and purchased intangible assets — net	—	26,833	16,089	165,169	—	208,091

Total other assets	93,115	386,693	294,261	299,590	(848,347)	225,312
Property, plant and equipment — net	—	100,742	19,389	209,646	—	329,777

Total assets	$93,115	$628,617	$362,127	$663,959	$(848,347)	$899,471

Accounts payable	$—	$20,126	$7,246	$46,221	$—	$73,593
Accrued and other current liabilities	—	51,437	7,614	47,605	—	106,656
Notes payable and long-term debt due within one year	—	209	—	1,326	—	1,535

Total current liabilities	—	71,772	14,860	95,152	—	181,784
Long-term debt	—	428,896	—	66,203	—	495,099
Other long-term liabilities	—	91,369	5,496	32,608	—	129,473

Total liabilities	—	592,037	20,356	193,963	—	806,356
Total shareholders’ equity	93,115	36,580	341,771	469,996	(848,347)	93,115

Total liabilities and shareholders’ equity	$93,115	$628,617	$362,127	$663,959	$(848,347)	$899,471

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended June 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(2,119)	$(2,119)	$3,562	$474	$(1,917)	$(2,119)
Depreciation and amortization	—	3,638	754	6,846	—	11,238
Other operating activities	2,119	6,347	(3,801)	(10,621)	1,917	(4,039)

Net cash provided by (used in) operating activities	—	7,866	515	(3,301)	—	5,080
Additions to property, plant & equipment	—	(2,670)	(240)	(5,350)	—	(8,260)
Other investing activities	—	5	—	—	—	5

Net cash (used in) investing activities	—	(2,665)	(240)	(5,350)	—	(8,255)
Net borrowings	—	4,221	—	9,693	—	13,914
Other financing activities	—	(365)	—	—	—	(365)

Net cash provided by (used in) financing activities	—	3,856	—	9,693	—	13,549
Exchange effect on cash	—	—	—	(93)	—	(93)

Increase (decrease) in cash	—	9,057	275	949	—	10,281
Cash at beginning of period	—	363	1,041	6,198	—	7,602

Cash at end of period	$—	$9,420	$1,316	$7,147	$—	$17,883

Three months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$3,956	$3,956	$12,284	$4,543	$(20,783)	$3,956
Depreciation and amortization	—	4,095	881	5,734	—	10,710
Other operating activities	(3,956)	(12,520)	(12,710)	(1,901)	20,783	(10,304)

Net cash provided by (used in) operating activities	—	(4,469)	455	8,376	—	4,362
Additions to property, plant & equipment	—	(1,856)	(401)	(10,576)	—	(12,833)
Other investing activities	—	—	—	(116)	—	(116)

Net cash (used in) investing activities	—	(1,856)	(401)	(10,692)	—	(12,949)
Net borrowings	—	(487)	—	(3,496)	—	(3,983)
Other financing activities	—	(360)	—	—	—	(360)

Net cash provided by (used in) financing activities	—	(847)	—	(3,496)	—	(4,343)
Exchange effect on cash	—	—	—	109	—	109

Increase (decrease) in cash	—	(7,172)	54	(5,703)	—	(12,821)
Cash at beginning of period	—	12,695	559	15,143	—	28,397

Cash at end of period	$—	$5,523	$613	$9,440	$—	$15,576

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Six months ended June 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(5,596)	$(5,596)	$6,664	$9,394	$(10,462)	$(5,596)
Depreciation and amortization	—	7,520	1,510	13,504	—	22,534
Other operating activities	5,596	(10,800)	(7,035)	(38,220)	10,462	(39,997)

Net cash provided by (used in) operating activities	—	(8,876)	1,139	(15,322)	—	(23,059)
Additions to property, plant & equipment	—	(5,990)	(355)	(11,267)	—	(17,612)
Other investing activities	—	46	—	—	—	46

Net cash (used in) investing activities	—	(5,944)	(355)	(11,267)	—	(17,566)
Net borrowings	—	4,135	—	18,374	—	22,509
Other financing activities	—	(729)	—	—	—	(729)

Net cash provided by (used in) financing activities	—	3,406	—	18,374	—	21,780
Exchange effect on cash	—	—	—	189	—	189

Increase (decrease) in cash	—	(11,414)	784	(8,026)	—	(18,656)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$9,420	$1,316	$7,147	$—	$17,883

Six months ended June 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$2,202	$2,202	$14,499	$5,394	$(22,095)	$2,202
Depreciation and amortization	—	8,365	1,761	9,800	—	19,926
Other operating activities	(2,202)	(22,775)	(17,053)	2,132	22,095	(17,803)

Net cash provided by (used in) operating activities	—	(12,208)	(793)	17,326	—	4,325
Additions to property, plant & equipment	—	(4,324)	(604)	(17,698)	—	(22,626)
Other investing activities	—	—	1,501	452	—	1,953

Net cash provided by (used in) investing activities	—	(4,324)	897	(17,246)	—	(20,673)
Net borrowings	—	(75)	—	(9,223)	—	(9,298)
Other financing activities	—	(719)	—	—	—	(719)

Net cash provided by (used in) financing activities	—	(794)	—	(9,223)	—	(10,017)
Exchange effect on cash	—	—	—	175	—	175

Increase (decrease) in cash	—	(17,326)	104	(8,968)	—	(26,190)
Cash at beginning of period	—	22,849	509	18,408	—	41,766

Cash at end of period	$—	$5,523	$613	$9,440	$—	$15,576

11. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
Some operating segments were aggregated to arrive at the disclosed reportable segments. The accounting policies of the segments are the same as those described in Note 1 of the Notes to Condensed Consolidated Financial Statements. We do not have any customers who represent 10 percent or more of total net sales. We evaluate the performance of our segments based upon net sales and Earnings

Before Interest and Taxes (EBIT). Intersegment sales are consummated at arm’s length and are reflected in eliminations in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net Sales
North American Glass	$155,013	$146,963	$282,490	$271,689
North American Other	30,120	30,490	56,703	57,925
International	41,765	32,236	78,152	62,018
Eliminations	(2,070)	(2,566)	(5,241)	(5,013)

Consolidated	$224,828	$207,123	$412,104	$386,619

EBIT
North American Glass	$14,938	$16,549	$22,010	$27,484
North American Other	3,641	4,281	7,459	8,050
International	724	331	65	(2,147)

Consolidated	$19,303	$21,161	$29,534	$33,387

Depreciation & Amortization
North American Glass	$6,425	$6,441	$12,978	$12,203
North American Other	755	880	1,511	1,761
International	4,058	3,389	8,045	5,962

Consolidated	$11,238	$10,710	$22,534	$19,926

Capital Expenditures
North American Glass	$4,983	$8,318	$10,692	$13,797
North American Other	241	401	356	604
International	3,036	4,114	6,564	8,225

Consolidated	$8,260	$12,833	$17,612	$22,626

Reconciliation of EBIT to Net Income
Segment EBIT	$19,303	$21,161	$29,534	$33,387
Interest Expense	(17,620)	(16,429)	(34,771)	(31,993)
(Provision) Benefit for Income Taxes	(3,802)	(776)	(359)	808

Net Income (Loss)	$(2,119)	$3,956	$(5,596)	$2,202

12. Fair Value
We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 had no impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$—	$85	$—	$85
Commodity futures natural gas contracts	—	5,738	—	5,738

Derivative assets	$—	$5,823	$—	$5,823

Interest rate protection agreements	$—	$(6,092)	$—	$(6,092)

Derivative liability	$—	$(6,092)	$—	$(6,092)

The fair values of our interest rate protection agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our foreign currency contracts and our commodity futures natural gas contracts are determined using observable market inputs.
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
Results of Operations — Second Quarter 2008 Compared with Second Quarter 2007
Dollars in thousands, except percentages and per-share amounts.

			Variance
Three months ended June 30,	2008	2007	In dollars	In percent

Net sales	$224,828	$207,123	$17,705	8.5%
Gross profit	$42,168	$44,189	$(2,021)	(4.6)%
Gross profit margin	18.8%	21.3%
Income from operations (IFO)	$18,717	$20,522	$(1,805)	(8.8)%
IFO margin	8.3%	9.9%
Earnings before interest and income taxes (EBIT)(1)	$19,303	$21,161	$(1,858)	(8.8)%
EBIT margin	8.6%	10.2%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$30,541	$31,871	$(1,330)	(4.2)%
EBITDA margin	13.6%	15.4%
Net (loss) income	$(2,119)	$3,956	$(6,075)	(153.6)%
Net income margin	(0.9)%	1.9%
Diluted net (loss) income per share	$(0.14)	$0.27	$(0.41)	(151.9)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net (loss) income to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
Net Sales
For the quarter ended June 30, 2008, net sales increased 8.5 percent to $224.8 million from $207.1 million in the year-ago quarter. North American Glass net sales increased 5.5 percent due primarily to an increase of approximately 10.9 percent in shipments to Crisa customers, an increase of over 4.0 percent in shipments to U.S. retail glassware customers, partially offset by a decrease in shipments to U.S. foodservice glassware customers of 2.1 percent. North American Other net sales decreased 1.2 percent as a decline in shipments of Syracuse China products of approximately 14.0 percent slightly outpaced the increases in net sales made at World Tableware and Traex of approximately 7.0 percent and 5.0 percent, respectively. International net sales increased 29.6 percent compared to the year-ago quarter. Favorable currency impact caused 17.0 percent of the increase, and local sales increased over 12.0 percent, as shipments to customers of Libbey China continued to increase when compared to the prior year period.
Gross Profit
For the quarter ended June 30, 2008, gross profit decreased by $2.0 million, or 4.6 percent, to $42.2 million, compared to $44.2 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 18.8 percent, compared to 21.3 percent in the year-ago quarter. In addition to the unfavorable mix of net sales resulting from lower U.S. glassware foodservice sales, other factors contributing to the decrease in gross profit were lower production activity in Mexico as the result of a scheduled furnace rebuild, an increase of $1.0 million in depreciation expense, an increase of $1.4 million in natural gas expense, an increase in electricity expense of $1.7 million, and an increase of $1.6 million in material costs. These negative factors were partially offset by higher net sales. The $1.0 million increase in depreciation expense is primarily due to attainment of the full rate of depreciation at our new China facility and capital expenditures at Crisa related to its capacity rationalization.

Income From Operations
Income from operations for the quarter ended June 30, 2008 decreased $1.8 million, to $18.7 million, compared to $20.5 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to 8.3 percent in the second quarter 2008, compared to 9.9 percent in the year-ago quarter. The decrease in income from operations is a result of lower gross profit and gross profit margin (discussed above), partially offset by slightly lower selling, general and administrative expenses.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before interest and taxes (EBIT) decreased by $1.9 million in the second quarter 2008, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to 8.6 percent in the second quarter 2008, compared to 10.2 percent in the year-ago quarter. Key contributors to the decrease in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by 4.2 percent to $30.5 million from $31.9 million in the year-ago quarter. As a percentage of net sales, EBITDA was 13.6 percent for the second quarter 2008, compared to 15.4 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under EBIT excluding the $1.0 million increase in depreciation discussed above under gross profit.
Net (Loss) Income and Diluted Net (Loss) Income Per Share
We recorded a net loss of $2.1 million, or $(0.14) per diluted share, in the second quarter 2008, compared to net income of $4.0 million, or $0.27 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was (0.9) percent in the second quarter 2008, compared to 1.9 percent in the year-ago quarter. As a result of higher debt, primarily driven by the PIK notes, interest expense increased $1.2 million compared to the year-ago period. In addition, the effective tax rate increased to 225.9 percent for the quarter, compared to 16.4 percent in the year-ago quarter. The Company’s effective tax rate increased from the year-ago quarter primarily as a result of the impact upon the Company’s provision for income taxes caused by the recognition of valuation allowances in certain countries, particularly the United States. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws also impacted the effective tax rate.
Results of Operations — First Six Months 2008 Compared with First Six Months 2007
Dollars in thousands, except percentages and per-share amounts.

			Variance
Six months ended June 30,	2008	2007	In dollars	In percent

Net sales	$412,104	$386,619	$25,485	6.6%
Gross profit	$72,505	$76,604	$(4,099)	(5.4)%
Gross profit margin	17.6%	19.8%
Income from operations (IFO)	$28,195	$30,903	$(2,708)	(8.8)%
IFO margin	6.8%	8.0%
Earnings before interest and income taxes (EBIT)(1)	$29,534	$33,387	$(3,853)	(11.5)%
EBIT margin	7.2%	8.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$52,068	$53,313	$(1,245)	(2.3)%
EBITDA margin	12.6%	13.8%
Net (loss) income	$(5,596)	$2,202	$(7,798)	(354.1)%
Net income margin	(1.4)%	0.6%
Diluted net (loss) income per share	$(0.38)	$0.15	$(0.53)	(353.3)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net (loss) income to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
Net Sales
For the six months ended June 30, 2008, net sales increased 6.6 percent to $412.1 million from $386.6 million in the year-ago period. North American Glass net sales increased 4.0 percent from the year-ago period. The increase in net sales was attributable to an increase of over 10.0 percent in both shipments of Crisa products and in shipments to retail glassware customers in the U.S and Canada. This increase was partially offset by a 6.4 percent decrease in U.S foodservice glassware shipments. North American Other net sales decreased 2.1 percent compared to the year-ago period primarily due to decreased shipments of Syracuse China products. International net sales increased 26.0 percent compared to the year-ago period due to significantly increased shipments to customers of Libbey China and favorable currency impact on European net sales. International net sales increased approximately 8.9 percent, excluding the favorable currency impact.
Gross Profit
For the six months ended June 30, 2008, gross profit decreased by $4.1 million, or 5.4 percent, to $72.5 million, compared to $76.6 million in the year-ago period. Gross profit as a percentage of net sales decreased to 17.6 percent, compared to 19.8 percent in the year-ago period. Contributing to the decrease in gross profit and gross profit margin are an unfavorable sales mix resulting from lower U.S glass foodservice sales, an increase of $4.1 million in materials, a $2.7 million increase in natural gas expenses, an increase in electricity expense of $2.6 million, lower production activity at Crisa as the result of a scheduled furnace rebuild and a $3.6 million increase in depreciation expense which is primarily due to the attainment of the full rate of depreciation at our China facility in 2008 and capital expenditures at Crisa related to the capacity rationalization. Higher net sales partially offset these increased costs.
Income From Operations
Income from operations was $28.2 million during the first six months of 2008, compared to $30.9 million during the year-ago period, representing an 8.8 percent decrease. Income from operations as a percentage of net sales decreased to 6.8 percent, compared to 8.0 percent in the year-ago period. The decrease in income from operations and income from operations margin is the result of lower gross profit and gross profit margin (discussed above). This was offset by a decrease of $1.4 million in selling, general and administrative expenses primarily related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico and lower incentive compensation expense offset by an increase in stock-based compensation expense.
Earnings Before Interest and Income Taxes (EBIT)
EBIT decreased by $3.9 million for the first six months of 2008 to $29.5 million from $33.4 million in the year-ago period. EBIT as a percentage of net sales decreased to 7.2 percent in the first six months of 2008, compared to 8.6 percent in the year-ago period. Key contributors to the decrease in EBIT compared to the prior year are the same as discussed above under Income From Operations and the non-recurrence of a $1.1 million gain on the sale of excess land in Syracuse, N.Y. recognized during the first quarter of 2007.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $1.2 million, or 2.3 percent, for the six months ended June 30, 2008, to $52.1 million, compared to $53.3 million in the year-ago period. As a percentage of net sales, EBITDA was 12.6 percent in the six months ended June 30, 2008, compared to 13.8 percent in the prior year period. The key contributors to the decrease in EBITDA and EBITDA margin were those factors discussed above under EBIT, excluding the $3.6 million increase in depreciation discussed above under Gross Profit.
Net (Loss) Income and Diluted Net (Loss) Income Per Share
We recorded a net loss of $5.6 million, or $(0.38) per diluted share, for the six months ended June 30, 2008, compared to net income of $2.2 million, or $0.15 per diluted share, for the six months ended June 30, 2007. Net income as a percentage of net sales was (1.4) percent for the six months ended June 30, 2008, compared to 0.6 percent for the year-ago period. Interest expense increased $2.8 million compared with the year-ago period as a result of higher debt levels, primarily driven by the PIK notes. The effective tax rate increased to a negative 6.9 percent for the six months ended June 30, 2008, as compared to a negative 58.0 percent in the first half of

2007. Similar to the second quarter impact, the Company’s effective tax rate increased from the year-ago period primarily due to significant impact upon the Company’s provision for income taxes caused by the recognition of valuation allowances in certain countries, particularly the United States. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws also impacted the effective tax rate.
Segment Results of Operations

	Three months ended June 30,		Variance		Six months ended June 30,		Variance

Dollars in thousands	2008	2007	In dollars	In percent	2008	2007	In dollars	In percent

Net Sales:
North American Glass	$155,013	$146,963	$8,050	5.5%	$282,490	$271,689	$10,801	4.0%
North American Other	30,120	30,490	(370)	(1.2)%	56,703	57,925	(1,222)	(2.1)%
International	41,765	32,236	9,529	29.6%	78,152	62,018	16,134	26.0%
Eliminations	(2,070)	(2,566)			(5,241)	(5,013)

Consolidated	$224,828	$207,123	$17,705	8.5%	$412,104	$386,619	$25,485	6.6%

EBIT:
North American Glass	$14,938	$16,549	$(1,611)	(9.7)%	$22,010	$27,484	$(5,474)	(19.9)%
North American Other	3,641	4,281	(640)	(14.9)%	7,459	8,050	(591)	(7.3)%
International	724	331	393	118.7%	65	(2,147)	2,212	103.0%

Consolidated	$19,303	$21,161	$(1,858)	(8.8)%	$29,534	$33,387	$(3,853)	(11.5)%

EBIT Margin:
North American Glass	9.6%	11.3%			7.8%	10.1%
North American Other	12.1%	14.0%			13.2%	13.9%
International	1.7%	1.0%			0.1%	(3.5)%

Consolidated	8.6%	10.2%			7.2%	8.6%

Segment Results of Operations — Second Quarter 2008 Compared to Second Quarter 2007
North American Glass
For the quarter ended June 30, 2008, net sales increased 5.5 percent to $155.0 million from $147.0 million in the year-ago quarter. Of the total increase in net sales, approximately 4.8 percent is attributable to increased shipments to Crisa’s customers and 0.8 percent was attributable to increased shipments to retail glassware customers. This was partially offset by a decrease of 0.8 percent in shipments to U.S. foodservice customers.
EBIT decreased to $14.9 million for the second quarter 2008, compared to $16.5 million for the year-ago quarter. EBIT, as a percentage of net sales, decreased to 9.6 percent in the second quarter 2008, compared to 11.3 percent in the year-ago quarter. The key factors in the decline in EBIT compared to the year-ago quarter were the decreased production activity and an unfavorable sales mix, an increase of $0.4 million in depreciation expense, an increase in natural gas expense of $0.3 million, an increase of $1.1 million in electricity expense and an increase in material costs of $0.9 million. These negative factors were partially offset by lower selling, general and administrative expenses related to decreases of $0.5 million in incentive compensation expense and $0.6 million in professional fees, offset by a $0.2 million increase in stock-based compensation expense.
North American Other
For the quarter ended June 30, 2008, net sales decreased 1.2 percent to $30.1 million from $30.5 million in the year-ago quarter. Components of the total decrease in net sales were a decrease of approximately 5.1 percent related to shipments of Syracuse China products, offset by increases in shipments from World Tableware and Traex of 3.0 percent and 0.9 percent, respectively.
EBIT decreased by $0.6 million for the second quarter of 2008, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to 12.1 percent in the second quarter 2008, compared to 14.0 percent in the year-ago quarter. The key contributor to the decreased EBIT was a negative impact of $1.3 million related to decreased shipments of Syracuse China products and lower production activity, partially offset by an increase of $0.8 million related to higher shipments to World Tableware customers.

International
For the quarter ended June 30, 2008, net sales increased 29.6 percent to $41.8 million from $32.2 million in the year-ago quarter. Of the total increase in net sales, 17.0 percent was related to the currency impact of a stronger euro and RMB and the majority of the remaining increase in net sales was related to increased shipments to Libbey China customers.
EBIT increased by $0.4 million to $0.7 million for the second quarter of 2008, compared to $0.3 million in the year-ago quarter. EBIT as a percentage of net sales increased to 1.7 percent in the second quarter 2008, compared to 1.0 percent in the year-ago quarter. The key contributor to the increase in EBIT was increased net sales and production activity of $2.5 million. This was partially offset by increased depreciation expense related to our new China facility of $0.6 million, an increase in natural gas expense of $1.1 million in Europe, a $0.4 million increase in electricity costs, an increase in material costs of $0.3 million and an increase in selling, general and administrative expense of $0.6 million. The increase in selling, general and administrative expense was the result of higher net sales. In addition, the year-ago quarter included non-recurring start-up costs at our China facility of $0.9 million.
Segment Results of Operations — First Six Months 2008 Compared to First Six Months 2007
North American Glass
For the six months ended June 30, 2008, net sales increased 4.0 percent to $282.5 million from $271.7 million in the year-ago period. Of the total increase in net sales, approximately 3.9 percent is attributable to increased shipments to Crisa customers. An additional 2.2 percent relates to shipments to retail glassware customers, partially offset by a 2.5 percent reduction in shipments to U.S. foodservice customers.
EBIT decreased $5.5 million for the first half of 2008, to $22.0 million, compared to $27.5 million for the year-ago period. As a percentage of net sales, EBIT decreased to 7.8 percent in the first six months of 2008, compared to 10.1 percent in the year-ago period. The key contributors to the decrease in EBIT compared to the year-ago period were an unfavorable sales mix and lower production activity, higher natural gas expense of $0.6 million, an increase in electricity costs of $1.5 million, an increase in material costs of $2.7 million and an increase in depreciation expense related to capital expenditures at Crisa related to its capacity rationalization of $1.6 million. Partially offsetting these were a reduction of $1.3 million in selling, general and administrative expenses related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico, lower professional fees of $1.1 million, and lower incentive compensation expense of $0.8 million offset by an increase in stock-based compensation expense of $0.5 million.
North American Other
For the six months ended June 30, 2008, net sales decreased 2.1 percent to $56.7 million from $57.9 million in the year-ago period. Of the decrease in net sales, 4.6 percent was primarily attributable to decreased shipments of Syracuse China products, offset by a 2.5 percent increase in shipments of World Tableware and Traex products.
EBIT decreased by $0.6 million for the first half of 2008, compared to the year-ago period. EBIT as a percentage of net sales decreased slightly to 13.2 percent in the first six months of 2008, compared to 13.9 percent in the year-ago period. The key factors in the decreased EBIT were an impact of $1.0 million related to decreased sales levels at Syracuse China, offset by a $1.2 million favorable impact due to higher net sales of World Tableware products and increased net sales and production activity at Traex of $0.6 million. Last year’s first half results benefited from a favorable impact of $1.1 million related to a gain on the sale of excess land at Syracuse China.
International
For the six months ended June 30, 2008, net sales increased 26.0 percent to $78.2 million from $62.0 million in the year-ago period. Of the total increase in net sales, 17.2 percent was related to the currency impact of a stronger euro and RMB and the majority of the remaining increase in net sales was related to increased shipments to Libbey China customers.
EBIT increased by $2.2 million for the first six months of 2008, compared to the year-ago period. EBIT as a percentage of net sales increased to 0.1 percent in the first half of 2008, compared to (3.5) percent in the year-ago period. The key contributors to the increase in EBIT were increased net sales and increased production activity of $6.7 million, and the first half of 2007 was unfavorably impacted by start-up costs at our China facility of $2.4 million. These were partially offset by a $2.1 million negative impact from higher natural gas costs in Europe, an increase in electricity costs of $0.9 million, an increase in material costs of $0.8 million, higher depreciation expense related to our China facility of $2.0 million and an increase in selling, general and administrative expense related to increased net sales of $1.1 million.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At June 30, 2008, our cash balance decreased $18.7 million from $36.5 million at December 31, 2007 to $17.9 million at June 30, 2008. The decrease was primarily due to the $19.6 million payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006 and funding our ongoing working capital needs.
Working Capital
The following table presents our working capital components:

Dollars in thousands,
except percentages			Variance to June 30, 2008
and DSO, DIO, DPO and DWC	June 30, 2008	December 31, 2007	In dollars	In percent

Accounts receivable — net	$111,849	$93,333	$18,516	19.8%
DSO (1)	48.6	41.8
Inventories — net	$202,464	$194,079	$8,385	4.3%
DIO (2)	88.0	87.0
Accounts payable	$70,246	$73,593	$(3,347)	(4.5)%
DPO (3)	30.5	33.0
Working capital (4)	$244,067	$213,819	$30,248	14.1%
DWC (5)	106.1	95.8
Percentage of net sales	29.1%	26.3%

DSO, DIO, DPO and DWC are all calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay our accounts payable.

(4)	Working capital is defined as accounts receivable and inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $244.1 million at June 30, 2008, an increase of $30.2 million from December 31, 2007. This increase is due primarily to higher accounts receivable as a result of the high net sales for the quarter driven by strong sales in the month of June, in addition to normal seasonal increases in working capital, increased working capital at our China facility as it continued to reach full production, and the foreign currency impact which increased our euro and RMB denominated working capital by $3.6 million.

Borrowings
The following table presents our total borrowings:

(Dollars in thousands)	Interest Rate	Maturity Date	June 30, 2008	December 31, 2007

Borrowings under ABL facility	floating	December 16, 2010	$31,649	$7,366
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	137,913	127,697
Promissory note	6.00%	July 2008 to September 2016	1,749	1,830
Notes payable	floating	July 2008	1,954	622
RMB loan contract	floating	July 2012 to January 2014	36,475	34,275
RMB working capital loan	floating	March 2010	7,295	6,855
Obligations under capital leases	floating	July 2008 to May 2009	721	1,018
BES Euro line	floating	January 2010 to January 2014	17,379	15,962
Other debt	floating	September 2009	1,090	1,432

Total borrowings			542,225	503,057
Less — unamortized discounts and warrants			5,524	6,423

Total borrowings — net (3)			$536,701	$496,634

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued on June 1, 2008 in exchange for payment of the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $542.2 million at June 30, 2008, compared to total borrowings of $503.1 million at December 31, 2007. The $39.2 million increase in borrowings was the result of funding our operating needs, the $19.6 million payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006, the additional $10.2 million PIK note issued June 1 and the foreign currency impact on our euro and RMB denominated debt.
Of our total indebtedness, $202.6 million, approximately 37 percent, is subject to fluctuating interest rates at June 30, 2008. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.3 million and $2.6 million for the three months and six months ended June 30, 2008 and 2007, respectively.
Cash Flow
The following table presents key drivers to our free cash flow for the second quarter.

(Dollars in thousands, except percentages)			Variance
Three months ended June 30,	2008	2007	In dollars	In percent

Net cash provided by operating activities	$5,080	$4,362	$718	16.5%
Capital expenditures	(8,260)	(12,833)	4,573	35.6%
Proceeds from asset sales and other	5	(116)	121	104.3%

Free cash flow (1)	$(3,175)	$(8,587)	$5,412	63.0%

(1)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $5.1 million in the second quarter of 2008, compared to net cash provided by operating activities of $4.4 million in the year-ago quarter, or an increase of $0.7 million. The major components impacting cash flow from operations were a decrease in cash used for working capital compared to the prior year quarter, offset by a reduction in earnings.

Our net cash used in investing activities decreased to $8.3 million in the second quarter of 2008, compared to $12.9 million in the year-ago period, primarily as a result of reduced capital expenditures as the prior-year period included approximately $4.9 million for furnace improvements in Mexico.
Net cash provided by financing activities was $13.5 million in the second quarter of 2008, compared to net cash used in financing activities of $4.3 million in the year-ago quarter, or a increase of $17.9 million. During the second quarter of 2008, we utilized more of our capacity on the ABL Facility to fund our operating needs. The net cash used by financing activities in the year-ago period resulted in using cash on hand to repay borrowings under the ABL facility.
Our free cash flow was $(3.2) million during the second quarter 2008, compared to $(8.6) million in the year-ago quarter, an improvement of $5.4 million. The primary contributor to this change was the decrease in capital expenditures in the current period.
The following table presents key drivers to our free cash flow for the first six months.

(Dollars in thousands, except percentages)			Variance
Six months ended June 30,	2008	2007	In dollars	In percent

Net cash (used in) provided by operating activities	$(23,059)	$4,325	$(27,384)	(633.2)%
Capital expenditures	(17,612)	(22,626)	5,014	22.2%
Proceeds from asset sales and other	46	1,953	(1,907)	(97.6)%

Free cash flow (1)	$(40,625)	$(16,348)	$(24,277)	(148.5)%

(1)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash used by operating activities was $(23.1) million in the first six months of 2008, compared to $4.3 million provided by operating activities in the year-ago period, or an increased use of $27.4 million. The increased use of cash was primarily due to the $19.6 payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006, an increase in cash used for working capital related to our new China facility and lower earnings.
Our net cash used in investing activities decreased $3.1 million, to $17.6 million in the first six months of 2008, compared to $20.7 million in the year-ago period, primarily due to decreased capital expenditures.
Net cash provided by financing activities was $21.8 million during the first six months of 2008, compared to a $10.0 million use of cash in the year-ago period. The net cash provided by financing activity in the first half of 2008 is primarily attributable to borrowing under our ABL facility to fund our operating needs. The net cash used by financing activities in the year-ago period resulted from using cash on hand to repay borrowings under the ABL facility, partially offset by borrowings on the RMB Working Capital Loan and BES Euro Line.
Our free cash flow was $(40.6) million during the first six months of 2008, compared to $(16.3) million in the year-ago period, a decrease of $24.3 million. The primary contributors to this change were the change in net cash (used in) provided by operating activities as discussed above and a $5.0 million decrease in capital expenditures. In addition, 2007 included proceeds of $2.1 million on the sale of excess land in Syracuse, N.Y.
Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at June 30, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.4 years at June 30, 2008. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 9.93 percent per year at June 30, 2008. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated AA or better as of June 30, 2008, by Standard and Poor’s.
The fair market value for the Rate Agreements at June 30, 2008, was $(6.1) million. At December 31, 2007, the fair market value of these Rate Agreements was a $(5.3) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2008, we had commodity futures contracts for 1,700,000 million British Thermal Units (BTUs) of natural gas with a fair market value of $5.7 million. We have hedged a portion of forecasted transactions through December 2010. At December 31, 2007, we had commodity futures contracts for 2,820,000 million BTUs of natural gas with a fair market value of $(1.8) million.
In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of June 30, 2008, we had contracts for 4.5 million Canadian dollars with a fair value of $0.1 million. During 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008, related to the Crisa acquisition. The fair value of the foreign currency contract at December 31, 2007 was $0.4 million.
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
Outlook
The company anticipates that third quarter net sales will continue to be solid, in the range of $220 million to $225 million and EBITDA to be between $27 million and $29 million.
As the result of our performance to date and expectations for ongoing energy cost pressure, we now anticipate full year 2008 EBITDA to be in the range of approximately $114 million to $118 million on expected net sales of more than $870 million.
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
Table 1

	Three months ended		Six months ended
Reconciliation of net (loss) income to EBIT and EBITDA	June 30,		June 30,

(Dollars in thousands)	2008	2007	2008	2007

Net (loss) income	$(2,119)	$3,956	$(5,596)	$2,202
Add: Interest expense	17,620	16,429	34,771	31,993
Add: Provision (benefit) for income taxes	3,802	776	359	(808)

Earnings before interest and income taxes (EBIT)	19,303	21,161	29,534	33,387
Add: Depreciation and amortization	11,238	10,710	22,534	19,926

Earnings before interest, taxes, deprecation and amortization (EBITDA)	$30,541	$31,871	$52,068	$53,313

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
Table 2

Reconciliation of net cash provided by (used in)
operating activities to free cash flow	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2008	2007	2008	2007

Net cash provided by (used in) operating activities	$5,080	$4,362	$(23,059)	$4,325
Capital expenditures	(8,260)	(12,833)	(17,612)	(22,626)
Proceeds from asset sales and other	5	(116)	46	1,953

Free cash flow	$(3,175)	$(8,587)	$(40,625)	$(16,348)

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.
We believe that free cash flow is important supplemental information for investors in evaluating cash flow performance in that it provides insight into the cash flow available to fund such things as discretionary debt service, acquisitions and other strategic investment opportunities. It is a measure of performance we use to internally evaluate the overall performance of the business.
Free cash flow is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities recorded under U.S. GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

Table 3

Reconciliation of working capital
(Dollars in thousands)	June 30, 2008	December 31, 2007

Accounts receivable (net)	$111,849	$93,333
Plus: Inventories (net)	202,464	194,079
Less: Accounts payable	70,246	73,593

Working capital	$244,067	$213,819

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
Interest Rates
We are exposed to market risks associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $202.6 million of debt subject to fluctuating interest rates at June 30, 2008. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings are rated AA or better as of June 30, 2008, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties’ credit ratings are rated A or better by Standard and Poor’s.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

•	A change of 1 percent in the discount rate would change our total annual expense by approximately $1.6 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $2.6 million.
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
•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to achieve the international growth contemplated by our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	An inability to meet targeted production and profit margin goals in connection with the operation of our new production facility in China could result in significant additional costs or lost sales.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.

•	Local authorities in China may require us to interrupt production to address their concerns regarding the air quality during the Olympic games.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

April 1 to April 30, 2008	—	—	—	1,000,000
May 1 to May 31, 2008	—	—	—	1,000,000
June 1 to June 30, 2008	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of the Company was held on May16, 2008. At the meeting, action was taken with respect to the following matters:
(a) William A. Foley, Deborah G. Miller and Terence P. Stewart, were reelected as directors of the Company. Each will serve for a term of 3 years or until his successor is elected. The terms of office of Carlos V. Duno, Jean-René Gougelet, Peter C. McC. Howell, John F. Meier, Carol B. Moerdyk and Richard I. Reynolds continued after the meeting.
(b) The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008 was ratified.
The following table sets forth the tabulation of votes with respect to each of the matters described above:

	Shares	Shares	Shares	Abstentions /
	Voted For	Voted Against	Withheld	Broker Non-Votes

a. Election of Directors
William A. Foley	13,631,610	—	67,298	—
Deborah G. Miller	13,642,805	—	56,103	—
Terence P. Stewart	13,629,104	—	69,804	—
b. Ratification of auditors	13,650,515	27,658		20,735

Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

LIBBEY INC.
Date: August 11, 2008	By	/s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer