Form 10-Q
period 2008-09-30
LIBBEY INC
filed 2008-11-10
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value 14,730,144 shares at October 31, 2008.

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
Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
Certification
EX-4.10
EX-10.51
EX-10.52
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2008	2007
Net sales	$211,536	$202,431
Freight billed to customers	664	507

Total revenues	212,200	202,938
Cost of sales	174,266	164,688

Gross profit	37,934	38,250
Selling, general and administrative expenses	23,377	23,571

Income from operations	14,557	14,679
Other (expense) income	(1,000)	1,561

Earnings before interest and income taxes	13,557	16,240
Interest expense	17,509	16,956

Loss before income taxes	(3,952)	(716)
Provision for (benefit from) income taxes	2,006	(1,161)

Net (loss) income	$(5,958)	$445

Net (loss) income per share:
Basic	$(0.40)	$0.03

Diluted	$(0.40)	$0.03

Dividends per share	$0.025	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2008	2007
Net sales	$623,640	$589,050
Freight billed to customers	1,947	1,531

Total revenues	625,587	590,581
Cost of sales	515,148	475,727

Gross profit	110,439	114,854
Selling, general and administrative expenses	67,687	69,272

Income from operations	42,752	45,582
Other income	339	4,045

Earnings before interest and income taxes	43,091	49,627
Interest expense	52,280	48,949

(Loss) income before income taxes	(9,189)	678
Provision for (benefit from) income taxes	2,365	(1,969)

Net (loss) income	$(11,554)	$2,647

Net (loss) income per share:
Basic	$(0.79)	$0.18

Diluted	$(0.79)	$0.18

Dividends per share	$0.075	$0.075

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and equivalents	$8,719	$36,539
Accounts receivable — net	102,781	93,333
Inventories — net	204,485	194,079
Prepaid and other current assets	21,018	20,431

Total current assets	337,003	344,382

Other assets:
Deferred income taxes	907	855
Purchased intangible assets — net	30,692	30,731
Goodwill — net	177,173	177,360
Other assets	14,017	16,366

Total other assets	222,789	225,312
Property, plant and equipment — net	328,369	329,777

Total assets	$888,161	$899,471

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$3,289	$622
Accounts payable	58,468	73,593
Salaries and wages	24,135	28,659
Accrued liabilities	62,966	41,453
Pension liability (current portion)	1,882	1,883
Non-pension postretirement benefits (current portion)	3,528	3,528
Derivative liability	16,158	7,096
Payable to Vitro	—	19,575
Deferred income taxes	4,462	4,462
Long-term debt due within one year	913	913

Total current liabilities	175,801	181,784

Long-term debt	521,500	495,099
Pension liability	54,591	71,709
Non-pension postretirement benefits	50,335	45,667
Other long-term liabilities	9,989	12,097

Total liabilities	812,216	806,356

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued at September 30, 2008 and at December 31, 2007.	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares at September 30, 2008 and at December 31, 2007)	308,663	306,874
Treasury stock, at cost, 3,967,486 shares (4,133,074 shares in 2007)	(106,410)	(110,780)
Retained deficit	(75,855)	(60,689)
Accumulated other comprehensive loss	(50,640)	(42,477)

Total shareholders’ equity	75,945	93,115

Total liabilities and shareholders’ equity	$888,161	$899,471

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2008	2007
Operating activities:
Net (loss) income	$(5,958)	$445

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,899	11,785
Loss on asset sales	159	307
Change in accounts receivable	7,109	(3,698)
Change in inventories	(5,712)	(8,801)
Change in accounts payable	(9,695)	(11,400)
Change in accrued interest	17,128	14,307
Pension & non-pension postretirement benefits	(12,544)	(5,042)
Accrued liabilities & prepaid expenses	6,553	8,294
Income taxes	1,790	2,446
Other operating activities	3,580	2,709

Net cash provided by operating activities	13,309	11,352

Investing activities:
Additions to property, plant and equipment	(12,390)	(9,366)
Proceeds from asset sales and other	71	678

Net cash used in investing activities	(12,319)	(8,688)

Financing activities:
Net ABL credit facility activity	(8,669)	(4,380)
Other net payments	(587)	(199)
Dividends	(369)	(364)
Other	—	(138)

Net cash used in financing activities	(9,625)	(5,081)
Effect of exchange rate fluctuations on cash	(529)	247

Decrease in cash	(9,164)	(2,170)
Cash at beginning of period	17,883	15,576

Cash at end of period	$8,719	$13,406

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,721	$2,289
Cash paid (net of refunds received) during the period for income taxes	$(167)	$(9,934)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net (loss) income	$(11,554)	$2,647
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,433	31,711
Loss (gain) on asset sales	35	(1,268)
Change in accounts receivable	(10,351)	(6,476)
Change in inventories	(10,756)	(28,367)
Change in accounts payable	(15,607)	(13,442)
Change in accrued interest	15,055	12,477
Pay-in-kind interest	10,216	8,758
Pension & non-pension postretirement benefits	(13,982)	(2,805)
Payable to Vitro	(19,575)	—
Accrued liabilities & prepaid expenses	5,113	11,936
Income taxes	3,661	(1,067)
Other operating activities	4,562	1,573

Net cash (used in) provided by operating activities	(9,750)	15,677

Investing activities:
Additions to property, plant and equipment	(30,002)	(31,992)
Proceeds from asset sales and other	117	2,631

Net cash used in investing activities	(29,885)	(29,361)

Financing activities:
Net ABL credit facility activity	14,713	(34,958)
Other net (payments) borrowings	(1,460)	21,081
Dividends	(1,098)	(1,083)
Other	—	(138)

Net cash provided by (used in) financing activities	12,155	(15,098)
Effect of exchange rate fluctuations on cash	(340)	422

Decrease in cash	(27,820)	(28,360)
Cash at beginning of period	36,539	41,766

Cash at end of period	$8,719	$13,406

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$23,011	$23,320
Cash paid (net of refunds received) during the period for income taxes	$(562)	$(8,160)
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
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123-R, “Accounting for Stock-Based Compensation” (“SFAS No. 123-R”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested stock-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008 was $0.7 million and $2.8 million, respectively. The stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 was $0.9 million and $2.5 million, respectively.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some companies, the application of this statement will change current practice. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 as of January 1, 2008, but have not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition. See Note 12, Fair Value, for additional information.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition, as we did not elect to apply the provisions of SFAS 159 to any financial instruments as of January 1, 2008.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“ SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for Libbey beginning January 1, 2009. We are currently evaluating the potential impact, if any, of adoption of SFAS 161 on our consolidated financial statements.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective on January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-5, if any, on our consolidated financial statements.
          In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of FSP 03-6-1 on our consolidated financial statements.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

	September 30, 2008	December 31, 2007

Accounts receivable:
Trade receivables	$101,110	$91,435
Other receivables	1,671	1,898

Total accounts receivable, less allowances of $10,903 and $11,711	$102,781	$93,333

Inventories:
Finished goods	$180,169	$170,386
Work in process	4,904	4,052
Raw materials	5,990	5,668
Repair parts	10,660	11,137
Operating supplies	2,762	2,836

Total inventories, less allowances of $6,775 and $6,435	$204,485	$194,079

Prepaid and other current assets:
Prepaid expenses	$16,042	$13,551
Derivative asset	—	359
Prepaid income taxes	4,976	6,521

Total prepaid and other current assets	$21,018	$20,431

Other assets:
Deposits	$171	$596
Finance fees — net of amortization	8,872	11,194
Pension asset	4,761	3,253
Other	213	1,323

Total other assets	$14,017	$16,366

Accrued liabilities:
Accrued incentives	$22,819	$14,236
Workers compensation	9,226	9,485
Medical liabilities	2,759	2,450
Non-income taxes	1,485	1,129
Interest	17,968	5,218
Commissions payable	1,369	1,381
Accrued special charges	—	38
Accrued liabilities	7,340	7,516

Total accrued liabilities	$62,966	$41,453

Other long-term liabilities:
Deferred liability	$3,046	$1,254
Other	6,943	10,843

Total other long-term liabilities	$9,989	$12,097

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
Borrowings consist of the following:

			September 30,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2008	2007

Borrowings under ABL facility	floating	December 16, 2010	$20,951	$7,366
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	137,913	127,697
Promissory note	6.00%	October, 2008 to September, 2016	1,708	1,830
Notes payable	floating	October, 2008	3,289	622
RMB loan contract	floating	July, 2012 to January, 2014	36,575	34,275
RMB working capital loan	floating	March, 2010	7,315	6,855
Obligations under capital leases	floating	October, 2008 to May, 2009	486	1,018
BES Euro line	floating	January, 2010 to January, 2014	15,894	15,962
Other debt	floating	September, 2009	646	1,432

Total borrowings			530,777	503,057

Less — unamortized discounts and warrants			5,075	6,423

Total borrowings — net			525,702	496,634
Less — current portion of borrowings			4,202	1,535

Total long-term portion of borrowings — net			$521,500	$495,099

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued on June 1, 2008 as payment for semi-annual interest accruing on the PIK notes. During the first three years of the term of the PIK notes, interest is payable by the issuance of additional PIK notes.
ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Swing line U.S. dollar borrowings bear interest calculated at the prime rate plus the Applicable Rate for ABR (Alternate Base Rate) Loans, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for ABR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for ABR Loans and Eurocurrency Loans were 0.0 percent and 1.75 percent, respectively, at September 30, 2008. There were no Libbey Glass borrowings under the facility at September 30, 2008 while Libbey Europe had outstanding borrowings of $21.0 million at September 30, 2008, at an interest rate of 6.71 percent. Interest is payable the last day of the interest period, which can range from one month to six months. Subsequent to the end of the third quarter of 2008, the parties to the ABL Facility amended certain of its terms. For further information regarding the amendment, see “Item 5. Other Information” below.
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
Libbey pays a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at September 30, 2008. No compensating balances are required by the Agreement. The Agreement does not require compliance with restrictive financial covenants, unless aggregate unused availability falls below $25.0 million.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable, inventory and fixed assets. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable, (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million, and (c) the lesser of $25.0 million and the aggregate of (i) 75 percent of the NOLV of eligible equipment and (ii) 50 percent of the fair market value of eligible real property.
The available total borrowing base is offset by real estate and ERISA reserves totaling $8.0 million and mark-to-market reserves for natural gas and interest rate swaps of $10.8 million and a rent reserve of $1.2 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At September 30, 2008, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $79.7 million at September 30, 2008.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due June 1, 2011 to the initial purchasers named in a private placement. The net proceeds of these notes, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due June 1, 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 9.93 percent at September 30, 2008.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.2 years at September 30, 2008. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 9.93 percent per year at September 30, 2008. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties’ credit ratings are rated AA or better, as of September 30, 2008, by Standard and Poor’s.
The fair market value for the Rate Agreements at September 30, 2008 was a $7.2 million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
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

PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due December 1, 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes. At September 30, 2008, the total principal amount of PIK notes was $137.9 million.
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
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2008, we had $1.7 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have overdraft lines of credit for a maximum of €2.3 million. The $3.3 million outstanding at September 30, 2008, was the U.S. dollar equivalent under the euro-based overdraft line, and the interest rate was 6.02 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $36.6 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2008, the annual interest rate was 7.01 percent. As of September 30, 2008, the outstanding balance was RMB 250.0 million (approximately $36.6 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.8 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Working Capital Loan
In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 7.56 percent, and is secured by a Libbey Inc. guarantee. At September 30, 2008, the U.S. dollar equivalent on the line was $7.3 million. Interest is payable quarterly.
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

The future minimum lease payments required under the capital leases as of September 30, 2008, are $0.5 million, all due within one year.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.9 million) with BANCO ESPÍRITO SANTO, S.A. (BES). The $15.9 million outstanding at September 30, 2008, was the U.S. dollar equivalent under the line at an interest rate of 6.75 percent. Payment of principal in the amount of €1.1 million (approximately $1.6 million) is due in January 2010, payment of €1.6 million (approximately $2.3 million) is due in January 2011, payment of €2.2 million (approximately $3.2 million) is due in January 2012, payment of €2.8 million (approximately $4.0 million) is due in January 2013 and payment of €3.3 million (approximately $4.8 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $0.6 million primarily consists of government-subsidized loans for equipment purchases at Crisal.
5. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws. Further, the Company’s current and future provision for income taxes for 2008 is significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
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
The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended September 30,	2008	2007	2008	2007	2008	2007

Service cost	$1,348	$1,481	$438	$479	$1,786	$1,960
Interest cost	3,908	3,651	1,182	956	5,090	4,607
Expected return on plan assets	(4,393)	(4,010)	(813)	(687)	(5,206)	(4,697)
Amortization of unrecognized:
Prior service cost (gain)	597	522	(18)	(13)	579	509
(Gain)/loss	330	535	73	73	403	608
Settlement	—	500	—	—	—	500

Pension expense	$1,790	$2,679	$862	$808	$2,652	$3,487

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended September 30,	2008	2007	2008	2007	2008	2007

Service cost	$4,044	$4,442	$1,314	$1,440	$5,358	$5,882
Interest cost	11,723	10,955	3,547	2,869	15,270	13,824
Expected return on plan assets	(13,180)	(12,030)	(2,441)	(2,062)	(15,621)	(14,092)
Amortization of unrecognized:
Prior service cost (gain)	1,792	1,565	(53)	(36)	1,739	1,529
(Gain)/loss	989	1,605	220	222	1,209	1,827
Settlement	—	1,500	—	—	—	1,500

Pension expense	$5,368	$8,037	$2,587	$2,433	$7,955	$10,470

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
The provision for our non-pension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended September 30,	2008	2007	2008	2007	2008	2007

Service cost	$274	$199	$—	$1	$274	$200
Interest cost	788	561	32	23	820	584
Amortization of unrecognized:
Prior service gain	115	(221)	—	—	115	(221)
Loss / (Gain)	60	20	(8)	(13)	52	7

Non-pension postretirement benefit expense	$1,237	$559	$24	$11	$1,261	$570

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended September 30,	2008	2007	2008	2007	2008	2007

Service cost	$824	$597	$1	$1	$825	$598
Interest cost	2,215	1,683	96	70	2,311	1,753
Amortization of unrecognized:
Prior service cost (gain)	(116)	(663)	—	—	(116)	(663)
Loss / (Gain)	179	59	(24)	(38)	155	21

Non-pension postretirement benefit expense	$3,102	$1,676	$73	$33	$3,175	$1,709

In 2008, we expect to utilize $29.7 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $15.3 million and $25.0 million was utilized in the three months and nine months ended September 30, 2008, respectively.
7. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007

Numerator for earnings per share — net (loss) income that is available to common shareholders	$(5,958)	$445	$(11,554)	$2,647

Denominator for basic earnings per share — weighted average shares outstanding	14,729,958	14,534,921	14,651,810	14,444,777

Effect of dilutive securities (1)	—	388,794	—	314,519

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	14,729,958	14,923,715	14,651,810	14,759,296

Basic (loss) earnings per share	$(0.40)	$0.03	$(0.79)	$0.18

Diluted (loss) earnings per share	$(0.40)	$0.03	$(0.79)	$0.18

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP) (107,984 and 331,671 shares for the three months and nine months ended September 30, 2008, respectively), was anti-dilutive and thus not included in the earnings per share calculation. These amounts are anti-dilutive due to the net loss.

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
8. Derivatives
As of September 30, 2008, we had commodity contracts for 5,550,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $9.1 million liability. We also had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, as discussed in Note 4. The fair market value for the Rate Agreements at September 30, 2008 was a $7.2 million liability. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2008, we had contracts for 2.5 million Canadian dollars. The fair value of the Canadian currency agreements was $0.1 million asset as of September 30, 2008. That amount is included in derivative liability in the Condensed Consolidated Balance Sheet. All of the contracts were accounted for under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133).
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
We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. The counterparties’ credit ratings are rated AA or better for the Interest Rate Protection Agreements and A or better for the other derivative agreements as of September 30, 2008, by Standard and Poor’s.
Most of our derivatives qualify and are designated as cash flow hedges at September 30, 2008. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. For the three months and nine months ended September 30, 2008, the ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge was zero. We recognized a loss of $0.2 million in the three months and a gain of $0.5 million in the nine months ended September 30, 2007, in other income on the Condensed Consolidated Statement of Operations.

9. Comprehensive Income (Loss)
Components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss) income	$(5,958)	$445	$(11,554)	$2,647
Change in pension and nonpension postretirement liability	2,403	70	(728)	94
Change in fair value of derivative instruments (see detail below)	(11,311)	(2,060)	(6,368)	(1,244)
Effect of exchange rate fluctuation	(7,999)	3,988	(1,067)	5,770

Comprehensive (loss) income	$(22,865)	$2,443	$(19,717)	$7,267

Accumulated other comprehensive loss (net of tax) includes:

	September 30,	December 31,
	2008	2007

Change in pension and nonpension postretirement liability	$(45,528)	$(44,800)
Derivatives	(12,678)	(6,310)
Exchange rate fluctuation	7,566	8,633

Total	$(50,640)	$(42,477)

The change in other comprehensive loss for derivative instruments for the Company is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Change in fair value of derivative instruments	$(14,764)	$(2,929)	$(7,405)	$(1,770)
Less:
Income tax effect	(3,453)	(869)	(1,037)	(526)

Other comprehensive loss related to derivatives	$(11,311)	$(2,060)	$(6,368)	$(1,244)

10. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and nine month periods ended September 30, 2008 and September 30, 2007.
At September 30, 2008, December 31, 2007 and September 30, 2007, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended September 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$100,499	$28,339	$97,354	$(14,656)	$211,536
Freight billed to customers	—	230	336	98	—	664

Total revenues	—	100,729	28,675	97,452	(14,656)	212,200
Cost of sales	—	83,241	23,569	82,112	(14,656)	174,266

Gross profit	—	17,488	5,106	15,340	—	37,934
Selling, general and administrative expenses	—	10,670	2,998	9,709	—	23,377

Income (loss) from operations	—	6,818	2,108	5,631	—	14,557
Other income (expense)	—	(862)	(52)	(86)	—	(1,000)

Earnings (loss) before interest and income taxes	—	5,956	2,056	5,545	—	13,557
Interest expense	—	15,560	—	1,949	—	17,509

Earnings (loss) before income taxes	—	(9,604)	2,056	3,596	—	(3,952)
Provision (benefit) for income taxes	—	1,231	—	775	—	2,006

Net income (loss)	—	(10,835)	2,056	2,821	—	(5,958)
Equity in net income (loss) of subsidiaries	(5,958)	4,877	—	—	1,081	—

Net income (loss)	$(5,958)	$(5,958)	$2,056	$2,821	$1,081	$(5,958)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$99,938	$29,409	$87,429	$(14,345)	$202,431
Freight billed to customers	—	137	321	49	—	507

Total revenues	—	100,075	29,730	87,478	(14,345)	202,938
Cost of sales	—	79,167	23,616	76,250	(14,345)	164,688

Gross profit	—	20,908	6,114	11,228	—	38,250
Selling, general and administrative expenses	—	13,353	2,400	7,818	—	23,571

Income (loss) from operations	—	7,555	3,714	3,410	—	14,679
Other income (expense)	—	1,375	49	137	—	1,561

Earnings (loss) before interest and income taxes	—	8,930	3,763	3,547	—	16,240
Interest expense	—	15,265	—	1,691	—	16,956

Earnings (loss) before income taxes	—	(6,335)	3,763	1,856	—	(716)
Provision (benefit) for income taxes	—	(10,116)	6,047	2,908	—	(1,161)

Net income (loss)	—	3,781	(2,284)	(1,052)	—	445
Equity in net income (loss) of subsidiaries	445	(3,336)	—	—	2,891	—

Net income (loss)	$445	$445	$(2,284)	$(1,052)	$2,891	$445

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Nine months ended September 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$297,814	$85,042	$282,137	$(41,353)	$623,640
Freight billed to customers	—	597	947	403	—	1,947

Total revenues	—	298,411	85,989	282,540	(41,353)	625,587
Cost of sales	—	248,329	67,988	240,184	(41,353)	515,148

Gross profit	—	50,082	18,001	42,356	—	110,439
Selling, general and administrative expenses	—	33,979	8,706	25,002	—	67,687

Income (loss) from operations	—	16,103	9,295	17,354	—	42,752
Other income (expense)	—	(620)	(11)	970	—	339

Earnings (loss) before interest and income taxes	—	15,483	9,284	18,324	—	43,091
Interest expense	—	47,087	1	5,192	—	52,280

Earnings (loss) before income taxes	—	(31,604)	9,283	13,132	—	(9,189)
Provision (benefit) for income taxes	—	885	563	917	—	2,365

Net income (loss)	—	(32,489)	8,720	12,215	—	(11,554)
Equity in net income (loss) of subsidiaries	(11,554)	20,935	—	—	(9,381)	—

Net income (loss)	$(11,554)	$(11,554)	$8,720	$12,215	$(9,381)	$(11,554)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Nine months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$297,017	$87,335	$241,521	$(36,823)	$589,050
Freight billed to customers	—	403	989	139	—	1,531

Total revenues	—	297,420	88,324	241,660	(36,823)	590,581
Cost of sales	—	235,362	70,026	207,162	(36,823)	475,727

Gross profit	—	62,058	18,298	34,498	—	114,854
Selling, general and administrative expenses	—	37,506	6,598	25,168	—	69,272

Income (loss) from operations	—	24,552	11,700	9,330	—	45,582
Other income (expense)	—	2,646	1,243	156	—	4,045

Earnings (loss) before interest and income taxes	—	27,198	12,943	9,486	—	49,627
Interest expense	—	44,733	1	4,215	—	48,949

Earnings (loss) before income taxes	—	(17,535)	12,942	5,271	—	678
Provision (benefit) for income taxes	—	(3,625)	727	929	—	(1,969)

Net income (loss)	—	(13,910)	12,215	4,342	—	2,647
Equity in net income (loss) of subsidiaries	2,647	16,557	—	—	(19,204)	—

Net income (loss)	$2,647	$2,647	$12,215	$4,342	$(19,204)	$2,647

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

September 30, 2008 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$417	$1,232	$7,070	$—	$8,719
Accounts receivable — net	—	40,315	7,661	54,805	—	102,781
Inventories — net	—	69,152	37,926	97,407	—	204,485
Other current assets	—	7,881	523	12,614	—	21,018

Total current assets	—	117,765	47,342	171,896	—	337,003
Other non-current assets	—	7,196	211	7,517	—	14,924
Investments in and advances to subsidiaries	75,945	431,903	268,176	125,036	(901,060)	—
Goodwill and purchased intangible assets — net	—	30,416	16,082	161,367	—	207,865

Total other assets	75,945	469,515	284,469	293,920	(901,060)	222,789
Property, plant and equipment — net	—	95,665	17,518	215,186	—	328,369

Total assets	$75,945	$682,945	$349,329	$681,002	$(901,060)	$888,161

Accounts payable	$—	$9,920	$2,891	$45,657	$—	$58,468
Accrued and other current liabilities	—	72,292	6,518	34,321	—	113,131
Notes payable and long-term debt due within one year	—	209	—	3,993	—	4,202

Total current liabilities	—	82,421	9,409	83,971	—	175,801
Long-term debt	—	440,337	—	81,163	—	521,500
Other long-term liabilities	—	79,074	8,550	27,291	—	114,915

Total liabilities	—	601,832	17,959	192,425	—	812,216
Total shareholders’ equity	75,945	81,113	331,370	488,577	(901,060)	75,945

Total liabilities and shareholders’ equity	$75,945	$682,945	$349,329	$681,002	$(901,060)	$888,161

December 31, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$20,834	$532	$15,173	$—	$36,539
Accounts receivable — net	—	39,249	9,588	44,496	—	93,333
Inventories — net	—	71,856	37,890	84,333	—	194,079
Other current assets	—	9,243	467	10,721	—	20,431

Total current assets	—	141,182	48,477	154,723	—	344,382
Other non-current assets	—	12,955	596	3,670	—	17,221
Investments in and advances to subsidiaries	93,115	346,905	277,576	130,751	(848,347)	—
Goodwill and purchased intangible assets — net	—	26,833	16,089	165,169	—	208,091

Total other assets	93,115	386,693	294,261	299,590	(848,347)	225,312
Property, plant and equipment — net	—	100,742	19,389	209,646	—	329,777

Total assets	$93,115	$628,617	$362,127	$663,959	$(848,347)	$899,471

Accounts payable	$—	$20,126	$7,246	$46,221	$—	$73,593
Accrued and other current liabilities	—	51,437	7,614	47,605	—	106,656
Notes payable and long-term debt due within one year	—	209	—	1,326	—	1,535

Total current liabilities	—	71,772	14,860	95,152	—	181,784
Long-term debt	—	428,896	—	66,203	—	495,099
Other long-term liabilities	—	91,369	5,496	32,608	—	129,473

Total liabilities	—	592,037	20,356	193,963	—	806,356
Total shareholders’ equity	93,115	36,580	341,771	469,996	(848,347)	93,115

Total liabilities and shareholders’ equity	$93,115	$628,617	$362,127	$663,959	$(848,347)	$899,471

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended September 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(5,958)	$(5,958)	$2,056	$2,821	$1,081	$(5,958)
Depreciation and amortization	—	3,782	700	6,417	—	10,899
Other operating activities	5,958	1,150	(2,593)	4,934	(1,081)	8,368

Net cash provided by (used in) operating activities	—	(1,026)	163	14,172	—	13,309
Additions to property, plant & equipment	—	(3,381)	(246)	(8,763)	—	(12,390)
Other investing activities	—	72	(1)	—	—	71

Net cash (used in) investing activities	—	(3,309)	(247)	(8,763)	—	(12,319)
Net borrowings	—	(4,299)	—	(4,957)	—	(9,256)
Other financing activities	—	(369)	—	—	—	(369)

Net cash provided by (used in) financing activities	—	(4,668)	—	(4,957)	—	(9,625)
Exchange effect on cash	—	—	—	(529)	—	(529)

Increase (decrease) in cash	—	(9,003)	(84)	(77)	—	(9,164)
Cash at beginning of period	—	9,420	1,316	7,147	—	17,883

Cash at end of period	$—	$417	$1,232	$7,070	$—	$8,719

Three months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$445	$445	$(2,284)	$(1,052)	$2,891	$445
Depreciation and amortization	—	3,826	831	7,128	—	11,785
Other operating activities	(445)	1,202	1,570	(314)	(2,891)	(878)

Net cash provided by (used in) operating activities	—	5,473	117	5,762	—	11,352
Additions to property, plant & equipment	—	(3,054)	(422)	(5,890)	—	(9,366)
Other investing activities	—	—	392	286	—	678

Net cash (used in) investing activities	—	(3,054)	(30)	(5,604)	—	(8,688)
Net borrowings	—	(40)	—	(4,539)	—	(4,579)
Other financing activities	—	(502)	—	—	—	(502)

Net cash provided by (used in) financing activities	—	(542)	—	(4,539)	—	(5,081)
Exchange effect on cash	—	—	—	247	—	247

Increase (decrease) in cash	—	1,877	87	(4,134)	—	(2,170)
Cash at beginning of period	—	5,523	613	9,440	—	15,576

Cash at end of period	$—	$7,400	$700	$5,306	$—	$13,406

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Nine months ended September 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(11,554)	$(11,554)	$8,720	$12,215	$(9,381)	$(11,554)
Depreciation and amortization	—	11,301	2,211	19,921	—	33,433
Other operating activities	11,554	(9,649)	(9,629)	(33,286)	9,381	(31,629)

Net cash provided by (used in) operating activities	—	(9,902)	1,302	(1,150)	—	(9,750)
Additions to property, plant & equipment	—	(9,370)	(602)	(20,030)	—	(30,002)
Other investing activities	—	117	—	—	—	117

Net cash (used in) investing activities	—	(9,253)	(602)	(20,030)	—	(29,885)
Net borrowings	—	(164)	—	13,417	—	13,253
Other financing activities	—	(1,098)	—	—	—	(1,098)

Net cash provided by (used in) financing activities	—	(1,262)	—	13,417	—	12,155
Exchange effect on cash	—	—	—	(340)	—	(340)

Increase (decrease) in cash	—	(20,417)	700	(8,103)	—	(27,820)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$417	$1,232	$7,070	$—	$8,719

Nine months ended September 30, 2007
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$2,647	$2,647	$12,215	$4,342	$(19,204)	$2,647
Depreciation and amortization	—	12,191	2,592	16,928	—	31,711
Other operating activities	(2,647)	(21,573)	(15,483)	1,818	19,204	(18,681)

Net cash provided by (used in) operating activities	—	(6,735)	(676)	23,088	—	15,677
Additions to property, plant & equipment	—	(7,378)	(1,026)	(23,588)	—	(31,992)
Other investing activities	—	—	1,893	738	—	2,631

Net cash (used in) investing activities	—	(7,378)	867	(22,850)	—	(29,361)
Net borrowings	—	(115)	—	(13,762)	—	(13,877)
Other financing activities	—	(1,221)	—	—	—	(1,221)

Net cash provided by (used in) financing activities	—	(1,336)	—	(13,762)	—	(15,098)
Exchange effect on cash	—	—	—	422	—	422

Increase (decrease) in cash	—	(15,449)	191	(13,102)	—	(28,360)
Cash at beginning of period	—	22,849	509	18,408	—	41,766

Cash at end of period	$—	$7,400	$700	$5,306	$—	$13,406

11. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.
•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States, Canada and Mexico.
•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
Some operating segments were aggregated to arrive at the disclosed reportable segments. The accounting policies of the segments are the same as those described in Note 2 of the Notes to Condensed Consolidated Financial Statements. We do not have any customers who represent 10 percent or more of total net sales. We evaluate the performance of our segments based upon net sales and Earnings Before Interest and Taxes (EBIT). Intersegment sales are consummated at arm’s length and are reflected in eliminations in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net Sales
North American Glass	$143,630	$140,983	$426,120	$412,672
North American Other	28,339	29,410	85,042	87,335
International	42,014	35,783	120,166	97,801
Eliminations	(2,447)	(3,745)	(7,688)	(8,758)

Consolidated	$211,536	$202,431	$623,640	$589,050

EBIT
North American Glass	$9,695	$11,318	$31,704	$38,802
North American Other	2,130	3,243	9,590	11,293
International	1,732	1,679	1,797	(468)

Consolidated	$13,557	$16,240	$43,091	$49,627

Depreciation & Amortization
North American Glass	$6,627	$7,638	$19,605	$19,841
North American Other	700	831	2,211	2,592
International	3,572	3,316	11,617	9,278

Consolidated	$10,899	$11,785	$33,433	$31,711

Capital Expenditures
North American Glass	$5,125	$6,612	$15,817	$20,409
North American Other	246	422	602	1,026
International	7,019	2,332	13,583	10,557

Consolidated	$12,390	$9,366	$30,002	$31,992

Reconciliation of EBIT to Net Income
Segment EBIT	$13,557	$16,240	$43,091	$49,627
Interest Expense	(17,509)	(16,956)	(52,280)	(48,949)
(Provision) Benefit for Income Taxes	(2,006)	1,161	(2,365)	1,969

Net Income (Loss)	$(5,958)	$445	$(11,554)	$2,647

12. Fair Value
We adopted SFAS 157 as of January 1, 2008, but we have not applied the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 had no impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Total

Foreign currency contracts	$—	$141	$—	$141
Commodity futures natural gas contracts	$—	$(9,138)	$—	$(9,138)
Interest rate protection agreements	$—	$(7,161)	$—	$(7,161)

Derivative liability	$—	$(16,158)	$—	$(16,158)

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
Results of Operations — Third Quarter 2008 Compared with Third Quarter 2007
Dollars in thousands, except percentages and per-share amounts.

			Variance
Three months ended September 30,	2008	2007	In dollars	In percent

Net sales	$211,536	$202,431	$9,105	4.5%
Gross profit	$37,934	$38,250	$(316)	(0.8)%
Gross profit margin	17.9%	18.9%
Income from operations (IFO)	$14,557	$14,679	$(122)	(0.8)%
IFO margin	6.9%	7.3%
Earnings before interest and income taxes (EBIT)(1)	$13,557	$16,240	$(2,683)	(16.5)%
EBIT margin	6.4%	8.0%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$24,456	$28,025	$(3,569)	(12.7)%
EBITDA margin	11.6%	13.8%
Net (loss) income	$(5,958)	$445	$(6,403)	NM
Net income margin	(2.8)%	0.2%
Diluted net (loss) income per share	$(0.40)	$0.03	$(0.43)	NM

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net (loss) income to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
Net Sales
For the quarter ended September 30, 2008, net sales increased 4.5 percent to $211.5 million from $202.4 million in the year-ago quarter. North American Glass net sales increased 1.9 percent due primarily to an increase of 2.7 percent in shipments to Crisa customers and an increase of over 6.0 percent in shipments to U.S. and Canadian retail glassware customers, partially offset by decreases in shipments to industrial and U.S. foodservice glassware customers of approximately 25.0 and 1.7 percent, respectively. North American Other net sales decreased 3.6 percent as a decline in shipments of World Tableware products of 10.9 percent was slightly offset by growth of 4.5 percent in shipments of Syracuse China products. International net sales increased 17.4 percent compared to the year-ago quarter. Favorable currency impact caused 7.0 percent of the increase, and local sales increased 10.4 percent, as shipments to customers of Libbey China increased by over 150.0 percent when compared to the prior year period. Shipments to Crisal and Royal Leerdam glassware customers increased 15.5 percent and 4.1 percent, respectively.
Gross Profit
For the quarter ended September 30, 2008, gross profit decreased by $0.3 million, or 0.8 percent, to $37.9 million, compared to $38.3 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 17.9 percent, compared to 18.9 percent in the year-ago quarter. In addition to the unfavorable mix of net sales resulting from lower U.S. glassware foodservice sales, other factors contributing to the decrease in gross profit were lower production activity in Mexico as the result of a scheduled furnace rebuild, lower production activity in the U.S. operations to control inventories, an increase of $4.4 million in natural gas expense and an increase in electricity expense of $2.5 million. The factors contributing to the decrease were partially offset by higher net sales and increased production activity in our European and China facilities.

Income From Operations
Income from operations for the quarter ended September 30, 2008 decreased $0.1 million, to $14.6 million, compared to $14.7 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to 6.9 percent in the third quarter 2008, compared to 7.3 percent in the year-ago quarter. The decline in income from operations is a result of lower gross profit and gross profit margin (discussed above), partially offset by slightly lower selling, general and administrative expenses.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) decreased by $2.7 million in the third quarter 2008, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to 6.4 percent in the third quarter 2008, compared to 8.0 percent in the year-ago quarter. Key contributors to the decrease in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations, in addition to an unfavorable swing in foreign currency translation losses versus the prior year quarter of approximately $2.7 million.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by 12.7 percent to $24.5 million from $28.0 million in the year-ago quarter. As a percentage of net sales, EBITDA was 11.6 percent for the third quarter 2008, compared to 13.8 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings before Interest and Income Taxes (EBIT) and a decrease in depreciation and amortization of $0.9 million. This decrease is principally the result of short lived assets at Crisa that were part of the 2006 acquisition becoming fully depreciated.
Net (Loss) Income and Diluted Net (Loss) Income Per Share
We recorded a net loss of $6.0 million, or $(0.40) per diluted share, in the third quarter 2008, compared to net income of $0.4 million, or $0.03 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was (2.8) percent in the third quarter 2008, compared to 0.2 percent in the year-ago quarter. As a result of higher debt, primarily driven by the PIK notes, interest expense increased $0.6 million compared to the year-ago period. In addition, the effective tax rate was (50.8) percent for the quarter, despite the quarterly loss, compared to (162.2) percent in the year-ago quarter. The Company’s effective tax rate changed from the year-ago quarter primarily as a result of the impact upon the Company’s provision for income taxes caused by the recognition of valuation allowances in certain countries, particularly the United States. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws also impacted the effective tax rate.
Results of Operations — First Nine Months 2008 Compared with First Nine Months 2007
Dollars in thousands, except percentages and per-share amounts.

			Variance
Nine months ended September 30,	2008	2007	In dollars	In percent

Net sales	$623,640	$589,050	$34,590	5.9%
Gross profit	$110,439	$114,854	$(4,415)	(3.8)%
Gross profit margin	17.7%	19.5%
Income from operations (IFO)	$42,752	$45,582	$(2,830)	(6.2)%
IFO margin	6.9%	7.7%
Earnings before interest and income taxes (EBIT)(1)	$43,091	$49,627	$(6,536)	(13.2)%
EBIT margin	6.9%	8.4%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$76,524	$81,338	$(4,814)	(5.9)%
EBITDA margin	12.3%	13.8%
Net (loss) income	$(11,554)	$2,647	$(14,201)	NM
Net income margin	(1.9)%	0.4%
Diluted net (loss) income per share	$(0.79)	$0.18	$(0.97)	NM

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net (loss) income to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
Net Sales
For the nine months ended September 30, 2008, net sales increased 5.9 percent to $623.6 million from $589.1 million in the year-ago period. North American Glass net sales increased 3.3 percent from the year-ago period primarily due to increases of 8.1 percent in shipments of Crisa products and over 9.0 percent in shipments to retail glassware customers in the U.S and Canada. These increases were partially offset by a 4.9 percent decrease in U.S foodservice glassware shipments. North American Other net sales decreased 2.6 percent compared to the year-ago period, primarily due to decreased shipments of Syracuse China products. International net sales increased 22.9 percent compared to the year-ago period due to significantly increased shipments to customers of Libbey China and favorable currency impact on European net sales. International net sales increased approximately 9.4 percent, excluding the favorable currency impact.
Gross Profit
For the nine months ended September 30, 2008, gross profit decreased by $4.4 million, or 3.8 percent, to $110.4 million, compared to $114.9 million in the year-ago period. Gross profit as a percentage of net sales declined to 17.7 percent, compared to 19.5 percent in the year-ago period. Contributing to the decrease in gross profit and gross profit margin are an unfavorable sales mix resulting from lower U.S glass foodservice sales, an increase of $3.8 million in raw material costs, a $7.1 million increase in natural gas expense, an increase in electricity expense of $5.1 million, lower production activity at Crisa as the result of a scheduled furnace rebuild and a $2.3 million increase in depreciation expense that is primarily due to the attainment of the full rate of depreciation at our China facility in 2008 and capital expenditures at Crisa related to the capacity rationalization. Partially offsetting these higher costs were higher net sales, and the non-recurrence of a $2.4 million impact of China start-up costs in 2007.
Income From Operations
Income from operations was $42.8 million during the first nine months of 2008, compared to $45.6 million during the year-ago period, representing a 6.2 percent decrease. Income from operations as a percentage of net sales decreased to 6.9 percent, compared to 7.7 percent in the year-ago period. The decline in income from operations and income from operations margin is the result of lower gross profit and gross profit margin (discussed above). This was offset by a decrease of $1.6 million in selling, general and administrative expenses primarily related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico and lower incentive compensation expense offset by an increase in stock-based compensation and healthcare expenses.
Earnings Before Interest and Income Taxes (EBIT)
EBIT decreased by $6.5 million for the first nine months of 2008 to $43.1 million from $49.6 million in the year-ago period. EBIT as a percentage of net sales decreased to 6.9 percent in the first nine months of 2008, compared to 8.4 percent in the year-ago period. Key contributors to the decrease in EBIT compared to the prior year are the same as discussed above under Income From Operations, in addition to a $1.8 million unfavorable swing in foreign currency translation losses versus the prior year the non-recurrence of a $1.1 million gain on the sale of excess land in Syracuse, N.Y. recognized during the first quarter of 2007.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $4.8 million, or 5.9 percent, for the nine months ended September 30, 2008, to $76.5 million, compared to $81.3 million in the year-ago period. As a percentage of net sales, EBITDA was 12.3 percent in the nine months ended September 30, 2008, compared to 13.8 percent in the prior year period. The key contributors to the decrease in EBITDA and EBITDA margin were those factors discussed above under Earnings before Interest and Income Taxes (EBIT), excluding the $2.3 million increase in depreciation discussed above under Gross Profit.
Net (Loss) Income and Diluted Net (Loss) Income Per Share
We recorded a net loss of $11.6 million, or $(0.79) per diluted share, for the nine months ended September 30, 2008, compared to net income of $2.6 million, or $0.18 per diluted share, for the nine months ended September 30, 2007. Net income (loss) as a percentage of net sales was (1.9) percent for the nine months ended September 30, 2008, compared to 0.4 percent for the year-ago period. Interest expense increased $3.3 million compared with the year-ago period as a result of higher debt levels, primarily driven by an increase in the PIK notes. We recorded tax expense in the nine months ended September 30, 2008 even though we had a pretax loss on a consolidated basis, resulting in an effective tax rate of (25.7) percent. We recorded a tax benefit for the nine months ended September 30, 2007 even though we had pretax income on a consolidated basis, resulting in a (290.4) percent effective tax rate in the period. Similar to the third quarter impact, the Company’s effective tax rate changed from the year-ago period primarily due to the significant impact upon the Company’s provision for income taxes caused by the recognition of valuation allowances in certain countries, particularly the United States. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws also impacted the effective tax rate.
Segment Results of Operations

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
Dollars in thousands	2008	2007	In dollars	In percent	2008	2007	In dollars	In percent

Net Sales:
North American Glass	$143,630	$140,983	$2,647	1.9%	$426,120	$412,672	$13,448	3.3%
North American Other	28,339	29,410	(1,071)	(3.6)%	85,042	87,335	(2,293)	(2.6)%
International	42,014	35,783	6,231	17.4%	120,166	97,801	22,365	22.9%
Eliminations	(2,447)	(3,745)			(7,688)	(8,758)

Consolidated	$211,536	$202,431	$9,105	4.5%	$623,640	$589,050	$34,590	5.9%

EBIT:
North American Glass	$9,695	$11,318	$(1,623)	(14.3)%	$31,704	$38,802	$(7,098)	(18.3)%
North American Other	2,130	3,243	(1,113)	(34.3)%	9,590	11,293	(1,703)	(15.1)%
International	1,732	1,679	53	3.2%	1,797	(468)	2,265	NM

Consolidated	$13,557	$16,240	$(2,683)	(16.5)%	$43,091	$49,627	$(6,536)	(13.2)%

EBIT Margin:
North American Glass	6.7%	8.0%			7.4%	9.4%
North American Other	7.5%	11.0%			11.3%	12.9%
International	4.1%	4.7%			1.5%	(0.5)%

Consolidated	6.4%	8.0%			6.9%	8.4%

Segment Results of Operations — Third Quarter 2008 Compared to Third Quarter 2007
North American Glass
For the quarter ended September 30, 2008, net sales increased 1.9 percent to $143.6 million from $141.0 million in the year-ago quarter. Of the total increase in net sales, approximately 1.6 percent is attributable to increased shipments to Crisa’s customers and 1.4 percent was attributable to increased shipments to retail glassware customers. This was partially offset by decreased shipments to U.S. foodservice and industrial customers of 0.6 percent and 2.0 percent, respectively.
EBIT decreased to $9.7 million for the third quarter 2008, compared to $11.3 million for the year-ago quarter. EBIT as a percentage of net sales decreased to 6.7 percent in the third quarter 2008, compared to 8.0 percent in the year-ago quarter. The key factors in the decline in EBIT compared to the year-ago quarter were the decreased production activity and an unfavorable sales mix, an increase in natural gas expense of $2.9 million and an increase of $2.2 million in electricity expense. In addition, North American Glass experienced an unfavorable swing in foreign currency translation losses of approximately $2.7 million versus the prior year quarter. The factors contributing to the decrease were partially offset by a $1.2 million decrease in raw material costs, a decrease in incentive compensation expense of $0.8 million, a decrease in selling, general and administrative expenses related to a decrease of $1.7 million in incentive compensation expense and higher net sales.
North American Other
For the quarter ended September 30, 2008, net sales declined 3.6 percent to $28.3 million from $29.4 million in the year-ago quarter. Components of the total decrease in net sales were a decrease of approximately 5.1 percent related to shipments of World Tableware products, offset by increases in shipments of Syracuse China products of 1.4 percent. Shipments of Traex products remained flat compared to the year-ago quarter.

EBIT declined by $1.1 million for the third quarter of 2008, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to 7.5 percent in the third quarter 2008, compared to 11.0 percent in the year-ago quarter. The key contributors to the decreased EBIT were a negative impact of $0.8 million related to reduced shipments of World Tableware products and $0.3 million related to increased cost of materials.
International
For the quarter ended September 30, 2008, net sales increased 17.4 percent to $42.0 million from $35.8 million in the year-ago quarter. Of the total increase in net sales, 7.0 percent was related to the currency impact of a stronger euro and RMB and the majority of the remaining increase in net sales was related to increased shipments to Libbey China customers.
EBIT was essentially flat at $1.7 million for the third quarter of 2008, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to 4.1 percent in the third quarter 2008, compared to 4.7 percent in the year-ago quarter. Increased net sales and production activity were offset by increased depreciation expense related to our new China facility of $0.1 million, an increase in natural gas expense of $1.4 million, a $0.4 million increase in electricity costs, an increase in material costs of $0.6 million and an increase in selling, general and administrative expense of $0.8 million. The increase in selling, general and administrative expense was the result of higher net sales.
Segment Results of Operations — First Nine Months 2008 Compared to First Nine Months 2007
North American Glass
For the nine months ended September 30, 2008, net sales increased 3.3 percent to $426.1 million from $412.7 million in the year-ago period. Of the total increase in net sales, approximately 3.1 percent is attributable to increased shipments to Crisa customers. An additional 1.9 percent relates to shipments to retail glassware customers, partially offset by a 1.8 percent reduction in shipments to U.S. foodservice customers.
EBIT decreased $7.1 million for the first nine months of 2008, to $31.7 million, compared to $38.8 million for the year-ago period. As a percentage of net sales, EBIT decreased to 7.4 percent in the first nine months of 2008, compared to 9.4 percent in the year-ago period. The key contributors to the decrease in EBIT compared to the year-ago period were an unfavorable sales mix and lower production activity, higher natural gas expense of $3.1 million, an increase in electricity costs of $4.0 million, an increase in material costs of $1.5 million and an increase of $0.1 million in depreciation expense. Partially offsetting these were a reduction of $3.6 million in selling, general and administrative expenses related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico of $1.3 million, lower professional fees of $1.2 million, and lower incentive compensation expense of $1.8 million, offset by an increase in stock-based compensation expense of $0.4 million. In addition, there is an unfavorable swing in foreign currency translation losses versus the year-ago period of approximately $1.8 million.
North American Other
For the nine months ended September 30, 2008, net sales declined 2.6 percent to $85.0 million from $87.3 million in the year-ago period. Of the decrease in net sales, 2.5 percent was primarily attributable to reduced shipments of Syracuse China products. Shipments of World Tableware products increased 0.4 percent. Shipments to Traex customers were flat.
EBIT decreased by $1.7 million for the first nine months of 2008, compared to the year-ago period. EBIT as a percentage of net sales decreased slightly to 11.3 percent in the first nine months of 2008, compared to 12.9 percent in the year-ago period. The key factors in the reduced EBIT were an impact of $1.1 million related to lower sales levels at Syracuse China, offset by a $0.4 million favorable impact due to higher net sales of World Tableware products and increased production activity at Traex of $0.5 million. Last year’s first nine months results benefited from a favorable impact of $1.1 million related to a gain on the sale of excess land at Syracuse China.
International
For the nine months ended September 30, 2008, net sales increased 22.9 percent to $120.2 million from $97.8 million in the year-ago period. Of the total increase in net sales, 18.6 percent was related to the currency impact of a stronger euro and RMB. The majority of the remaining increase in net sales was related to increased shipments to Libbey China customers.

EBIT increased by $2.3 million for the first nine months of 2008, compared to the year-ago period. EBIT as a percentage of net sales increased to 1.5 percent in the first nine months of 2008, compared to (0.5) percent in the year-ago period. The key contributors to the increase in EBIT were increased net sales and increased production activity of $4.3 million. In addition, the first nine months of 2007 were unfavorably impacted by start-up costs at our China facility of $2.4 million. The increased net sales and production activity were partially offset by a $4.1 million negative impact from higher natural gas costs, an increase in electricity costs of $1.2 million, an increase in material costs of $1.4 million, higher depreciation expense related to our China facility of $2.0 million and an increase in selling, general and administrative expense related to increased net sales of $2.2 million.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At September 30, 2008, our cash balance was $8.7 million, a reduction of $27.8 million from $36.5 million at December 31, 2007. The decrease was primarily due to the $19.6 million payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006 and funding of our ongoing working capital needs.
Working Capital
The following table presents our working capital components:

Dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC	September 30, 2008	December 31, 2007	In dollars	In percent

Accounts receivable — net	$102,781	$93,333	$9,448	10.1%
DSO (1)	44.2	41.8
Inventories — net	$204,485	$194,079	$10,406	5.4%
DIO (2)	87.9	87.0
Accounts payable	$58,468	$73,593	$(15,125)	(20.6)%
DPO (3)	25.1	33.0
Working capital (4)	$248,798	$213,819	$34,979	16.4%
DWC (5)	107.0	95.8
Percentage of net sales	29.3%	26.3%

DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay our accounts payable.

(4)	Working capital is defined as accounts receivable and inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $248.8 million at September 30, 2008, an increase of $35.0 million from December 31, 2007. This increase is due primarily to lower accounts payable across our North American operations as a result of lower production activity. The increase in our inventory was driven by our operations in Europe and China, reflecting normal seasonal increases in working capital and attainment of full production levels at our China facility. The increase in our receivables balance reflects the higher late-quarter sales when compared to the end of the year. The foreign currency impact on our euro and RMB denominated working capital was minimal, causing an increase of $0.2 million. Working capital as a percentage of Net Sales decreased from 31.4% in the year-ago quarter to 29.3% in the third quarter of 2008, reflecting our continued efforts to reduce our investment in working capital.

Borrowings
The following table presents our total borrowings:

			September 30,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2008	2007

Borrowings under ABL facility	floating	December 16, 2010	$20,951	$7,366
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	137,913	127,697
Promissory note	6.00%	October, 2008 to September, 2016	1,708	1,830
Notes payable	floating	October, 2008	3,289	622
RMB loan contract	floating	July 2012 to January 2014	36,575	34,275
RMB working capital loan	floating	March, 2010	7,315	6,855
Obligations under capital leases	floating	October, 2008 to May, 2009	486	1,018
BES Euro line	floating	January, 2010 to January, 2014	15,894	15,962
Other debt	floating	September, 2009	646	1,432

Total borrowings			530,777	503,057
Less — unamortized discounts and warrants			5,075	6,423

Total borrowings — net (3)			$525,702	$496,634

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued on June 1, 2008 as payment for the semi-annual interest accruing on the PIK notes. During the first three years of the term of the PIK notes, interest is payable by the issuance of additional PIK notes.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $530.8 million at September 30, 2008, compared to total borrowings of $503.1 million at December 31, 2007. The $27.7 million increase in borrowings was the result of funding our operating needs, the $19.6 million payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006 and the additional $10.2 million PIK note issued June 1, 2008 as payment for interest accrued on the PIK notes.
Of our total indebtedness, $191.2 million, approximately 36.0 percent, is subject to fluctuating interest rates at September 30, 2008. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.2 million and $3.7 million for the three months and nine months ended September 30, 2008. These items amounted to $1.4 million and $4.2 million for the three months and nine months ended September 30, 2007.
Cash Flow
The following table presents key drivers to our free cash flow for the third quarter.

(Dollars in thousands, except percentages)			Variance
Three months ended September 30,	2008	2007	In dollars	In percent

Net cash provided by operating activities	$13,309	$11,352	$1,957	17.2%
Capital expenditures	(12,390)	(9,366)	(3,024)	(32.3)%
Proceeds from asset sales and other	71	678	(607)	(89.5)%

Free cash flow (1)	$990	$2,664	$(1,674)	(62.8)%

(1)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $13.3 million in the third quarter of 2008, compared to net cash provided by operating activities of $11.4 million in the year-ago quarter, or an increase of $2.0 million. The major components impacting cash flow from operations were a decrease in cash used for working capital compared to the prior year quarter, offset by a reduction in earnings and higher pension payments in the third quarter of 2008.
Our net cash used in investing activities increased to $12.3 million in the third quarter of 2008, compared to $8.7 million in the year-ago period, primarily as a result of increased capital expenditures in Crisal for a furnace rebuild.
Net cash used in financing activities was $9.6 million in the third quarter of 2008, compared to net cash used in financing activities of $5.1 million in the year-ago quarter, or a increase of $4.5 million. During the third quarter of 2008, we utilized more of our capacity on the ABL Facility to fund our operating needs.
Our free cash flow was $1.0 million during the third quarter 2008, compared to $2.7 million in the year-ago quarter, a decrease of $1.7 million. The primary contributor to this change was the increase in capital expenditures in the current period.
The following table presents key drivers to our free cash flow for the first nine months.

(Dollars in thousands, except percentages)			Variance
Nine months ended September 30,	2008	2007	In dollars	In percent

Net cash (used in) provided by operating activities	$(9,750)	$15,677	$(25,427)	NM
Capital expenditures	(30,002)	(31,992)	1,990	6.2%
Proceeds from asset sales and other	117	2,631	(2,514)	(95.6)%

Free cash flow (1)	$(39,635)	$(13,684)	$(25,951)	NM

(1)	We believe that Free Cash Flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash used by operating activities was $(9.8) million in the first nine months of 2008, compared to $15.7 million provided by operating activities in the year-ago period, or an increased use of $25.4 million. The increased use of cash was primarily due to the $19.6 payment to Vitro S.A. de C.V. made in the current year related to the purchase of Crisa in 2006, higher pension payments and lower earnings, partially offset by a decrease in cash used for working capital.
Our net cash used in investing activities increased $0.5 million, to $29.9 million in the first nine months of 2008, compared to $29.4 million in the year-ago period, primarily due to a decrease of $2.5 million in proceeds from asset sales and a $2.0 million reduction in 2008 capital expenditures. Proceeds from asset sales in the prior year period benefited primarily from the sale of excess land in Syracuse, N.Y.
Net cash provided by financing activities was $12.2 million during the first nine months of 2008, compared to a $15.1 million use of cash in the year-ago period. The net cash provided by financing activity in the first nine months of 2008 is primarily attributable to borrowing under our ABL facility to fund our operating needs. The net cash used by financing activities in the year-ago period resulted from using cash on hand to repay borrowings under the ABL facility, partially offset by borrowings on the RMB Working Capital Loan and BES Euro Line.
Our free cash flow was $(39.6) million during the first nine months of 2008, compared to $(13.7) million in the year-ago period, a decline of $26.0 million. The primary contributor to this change was the change in net cash (used in) provided by operating activities as discussed above. In addition, 2007 included proceeds of $2.1 million on the sale of excess land in Syracuse, N.Y.

Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 1.2 years at September 30, 2008. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 9.93 percent per year at September 30, 2008. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated AA or better as of September 30, 2008, by Standard and Poor’s.
The fair market value for the Rate Agreements at September 30, 2008, was $(7.2) million. At December 31, 2007, the fair market value of these Rate Agreements was $(5.3) million. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements over the next 3 to 24 months. The fair values of these instruments is determined from market quotes. At September 30, 2008, we had commodity futures contracts for 5,550,000 million British Thermal Units (BTUs) of natural gas with a fair market value of $(9.1) million. We have hedged a portion of forecasted transactions through December 2011. At December 31, 2007, we had commodity futures contracts for 2,820,000 million BTUs of natural gas with a fair market value of $(1.8) million. The counterparties’ credit ratings for these derivatives were rated A or better as of September 30, 2008, by Standard & Poor’s.
In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2008, we had contracts for 2.5 million Canadian dollars with a fair value of $0.1 million. During 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008, related to the Crisa acquisition. The fair value of the foreign currency contract at December 31, 2007 was $0.4 million.
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
Table 1

	Three months ended		Nine months ended
Reconciliation of net (loss) income to EBIT and EBITDA	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net (loss) income	$(5,958)	$445	$(11,554)	$2,647
Add: Interest expense	17,509	16,956	52,280	48,949
Add: Provision (benefit) for income taxes	2,006	(1,161)	2,365	(1,969)

Earnings before interest and income taxes (EBIT)	13,557	16,240	43,091	49,627
Add: Depreciation and amortization	10,899	11,785	33,433	31,711

Earnings before interest, taxes, deprecation and amortization (EBITDA)	$24,456	$28,025	$76,524	$81,338

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

Table 2

	Three months ended		Nine months ended
Reconciliation of net cash provided by (used in) operating activities to free cash flow	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net cash provided by (used in) operating activities	$13,309	$11,352	$(9,750)	$15,677
Capital expenditures	(12,390)	(9,366)	(30,002)	(31,992)
Proceeds from asset sales and other	71	678	117	2,631

Free cash flow	$990	$2,664	$(39,635)	$(13,684)

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
Table 3

Reconciliation of working capital	September 30,	December 31,
(Dollars in thousands)	2008	2007

Accounts receivable (net)	$102,781	$93,333
Plus: Inventories (net)	204,485	194,079
Less: Accounts payable	58,468	73,593

Working capital	$248,798	$213,819

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
Interest Rates
We are exposed to market risks associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $191.2 million of debt subject to fluctuating interest rates at September 30, 2008. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties’ credit ratings are rated AA or better as of September 30, 2008, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements over the next 3 to 24 months. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties’ credit ratings are rated A or better by Standard and Poor’s as of September 30, 2008.
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
•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to achieve the international growth contemplated by our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	An inability to meet targeted production and profit margin goals in connection with the operation of our new production facility in China could result in significant additional costs or lost sales.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.

•	Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting the U.S. and world economy, further negatively impacting consumer spending patterns in the industry. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions will restore consumer confidence or improve the liquidity of the financial markets.

•	We may not be able to refinance the debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

July 1 to July 31, 2008	—	—	—	1,000,000
August 1 to August 31, 2008	—	—	—	1,000,000
September 1 to September 30, 2008	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
Item 5. Other Information
(a)	On November 7, 2008, the Company and the lenders under its ABL Facility entered into an Amendment and Waiver pursuant to which:
•	The provision in the credit agreement that requires that the Company maintain insurance policies with insurance companies having an A.M. Best Company rating of at least A+ was amended to reduce the minimum A.M. Best Company rating to A-;

•	For all periods prior to the date of the Amendment and Waiver, the lenders waived any non-compliance by the Company with the requirement that its insurers maintain a minimum A.M. Best Company rating of at least A+;

•	The parties agreed that the interest rate applicable to U.S. dollar borrowings would never be less than the adjusted one-month LIBOR rate, which generally is defined as the sum of 2.50% and the adjusted LIBO rate for a one-month interest period; and

•	Libbey Glass agreed to pay the lenders and the Administrative Agent a fee in the aggregate amount of $125,000.
In addition, on November 10, 2008, the Board of Directors of the Company adopted the 2009 Director Deferred Compensation Plan (the “Director DCP”) and the Executive Deferred Compensation Plan (the “Executive DCP” and, together with the Director DCP, the “Plans”). In connection with the adoption of the Director DCP, the Amended and Restated 2006 Deferred Compensation Plan for Outside Directors (the “Prior Plan”) was frozen to further contributions. Previous contributions made under the Prior Plan are being rolled over into the Director DCP. In connection with the adoption of the Executive DCP, the non-qualified Executive Savings Plan was frozen to further contributions. The following summarizes the material terms of the Plans, each of which complies with Internal Revenue Code Section 409A:
•	Under the Director DCP, non-employee members of the Board of Directors are entitled to defer, on a pre-tax basis, receipt of cash fees and equity awards, with distribution of the fees and equity awards, and earnings on them, to occur at a future date.

•	Under the Executive DCP, select members of management are entitled to defer, on a pre-tax basis, receipt of base salary, cash bonus or incentive compensation and equity compensation (in the form of restricted stock units and performance shares), with distribution of that compensation, together with earnings on it, to occur at a future date. To the extent that a participant’s base salary exceeds the compensation limits imposed by the Internal Revenue Code with respect to the Company’s qualified 401(k) plan, the Company may make a matching contribution to the participant’s deferral account. The matching contribution would equal 100% of the first 1%, and 50% of the next 2-6%, of the base salary the participant elects to defer after reaching the compensation limit.

•	Participants may allocate their deferrals among approximately thirteen (13) funds, including a Libbey Inc. common stock fund. Amounts deferred are not actually invested in these funds, but earnings on the amounts deferred are calculated based upon the respective returns generated by the funds. The Company does not guarantee a minimum return on amounts deferred.

•	The Company’s obligation to pay participants their account balances is an unfunded promise to pay. As a result, if the Company is unable to pay deferred amounts on the distribution dates selected by the respective participants, the rights of the respective participants will be those of general unsecured creditors of the Company. Any assets that the Company may set aside to pay benefits under the Plans will remain the general assets of the Company and will be subject to the claims of the Company’s creditors if the Company becomes insolvent.
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.01 to Registrant’s Form 8-K filed February 7, 2005 and incorporated herein by reference).

4.1	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.3	Form of Floating Rate Senior Secured Note due 2011. (filed as Exhibit 4.3 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers named therein. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.5	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.6	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011. (filed as Exhibit 4.6 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.7	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto. (filed as Exhibit 4.9 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.10	Amendment and Waiver, dated November 7, 2008, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger.

10.1	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.3	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.4	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.5	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

Exhibit
Number	Description
10.6	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.7	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob A. Bules (filed as Exhibit 10.38 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.8	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry E. Hartman (filed as Exhibit 10.40 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.9	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William M. Herb (filed as Exhibit 10.41 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.10	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.42 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.11	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete D. Kasper (filed as Exhibit 10.43 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.12	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and John F. Meier (filed as Exhibit 10.44 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.13	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.45 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.14	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.48 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.15	Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.51 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.16	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and J. F. Meier (filed as Exhibit 10.49 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.17	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.51 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.18	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.52 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.19	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.53 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.20	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.55 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.21	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and William Herb (filed as Exhibit 10.59 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.22	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Pete Kasper (filed as Exhibit 10.63 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.23	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Rob Bules (filed as Exhibit 10.65 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.24	Amendment dated May 21, 1999 to the Change of Control Agreement dated as of May 27, 1998 between Libbey Inc. and Terry Hartman (filed as Exhibit 10.66 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.25	Change of Control Agreement dated as of August 1, 1999 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.68 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.26	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

Exhibit
Number	Description
10.27	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.28	Change in Control Agreement dated as of May 1, 2003, between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.66 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2003, and incorporated herein by reference).

10.29	Change of Control Agreement dated as of December 15, 2003, between Susan A. Kovach (filed as Exhibit 10.69 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31,2003, and incorporated herein by reference).

10.30	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth A. Boerger (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.31	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Daniel P. Ibele (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.32	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Susan Allene Kovach (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.33	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and John F. Meier (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.34	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Timothy T. Paige (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004, and incorporated herein by reference).

10.35	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Richard I. Reynolds (filed as Exhibit 10.6 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2005, and incorporated herein by reference).

10.36	Employment Agreement dated as of March 22, 2005 between Libbey Inc. and Scott M. Sellick (filed as Exhibit 10.7 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.37	Employment Agreement dated as of March 22, 2004 between Libbey Inc. and Kenneth G. Wilkes (filed as Exhibit 10.8 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2004 and incorporated herein by reference).

10.38	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.39	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.40	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.41	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.42	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.43	Transition Services Agreement, dated June 16, 2006, among Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial, S. de R.L. de C.V., Crisa Industrial, L.L.C. and Vitro S.A. de C.V. (filed as exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.44	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.45	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.46	Form of Registered Global Floating Rate Senior Secured Note, Series B, due 2011 (filed as exhibit 10.55 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.47	Employment Agreement dated as of May 7, 2007 between Libbey Inc. and Jonathan S. Freeman (filed as Exhibit 10.6 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.48	Change of Control Agreement dated as of May 7, 2007, between Libbey Inc. and Jonathan S. Freeman (filed as Exhibit 10.7 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.49	Employment Agreement dated as of May 23, 2007 between Libbey Inc. and Gregory T. Geswein (filed as Exhibit 10.8 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2007 and incorporated herein by reference).

10.50	Change of Control Agreement dated as of May 23, 2007, between Libbey Inc. and Gregory T. Geswein (filed as Exhibit 10.9 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

Exhibit
Number	Description
10.51	2009 Director Deferred Compensation Plan (filed herein)

10.52	Executive Deferred Compensation Plan (filed herein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.

Date: November 10, 2008	By /s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer