Form 10-K
period 2008-12-31
LIBBEY INC
filed 2009-03-16
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12084

LIBBEY INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1559357
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

300 Madison Avenue, Toledo, Ohio (Address of Principal Executive Offices)	43604 (Zip Code)

(419) 325-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value (based on the consolidated tape closing price on June 30, 2008) of the voting stock beneficially held by non-affiliates of the registrant was approximately $107,136,156. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2009 was 14,741,087.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2009 (“Proxy Statement”).

Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2008 Annual Report to Shareholders where indicated.

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	19
ITEM 2.	PROPERTIES	20
ITEM 3.	LEGAL PROCEEDINGS	21
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
	EXECUTIVE OFFICERS OF THE REGISTRANT	21

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	23
ITEM 6.	SELECTED FINANCIAL DATA	25
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	48
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	110
ITEM 9A.	CONTROLS AND PROCEDURES	110
ITEM 9B.	OTHER INFORMATION	111

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	111
ITEM 11.	EXECUTIVE COMPENSATION	111
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	111
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	112
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	112

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	112
SIGNATURES		113
INDEX TO FINANCIAL STATEMENT SCHEDULE		115
CERTIFICATIONS		C-1
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-13.1
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

General

Libbey Inc. (Libbey or the Company) is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to over 100 countries. We design and market, under our LIBBEY®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Traex® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items for sale primarily in the foodservice, retail and business-to-business markets. Our global sales force presents all of our products to the global marketplace in a coordinated fashion. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), we manufacture high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automátic S.A. (Crisal), we manufacture glass tableware in Portugal for our worldwide customer base. We also market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China. Through our World Tableware subsidiary, we import metal flatware, hollowware, serveware and ceramic dinnerware for resale. We design, manufacture and distribute an extensive line of plastic items for the foodservice industry under the Traex® brand name through our subsidiary Traex Company. We are the largest glass tableware manufacturer in Latin America through our subsidiary Crisa Libbey Commercial, S. de R.L. de C.V. (Crisa) which goes to market under the Crisa® brand name. We have a state-of-the-art glass tableware manufacturing facility in China that has been operational since the first quarter of 2007. See note 20 to the Consolidated Financial Statements for segment information. Libbey was incorporated in Delaware in 1987, but traces its roots back to The W. L. Libbey & Son Company, an Ohio corporation formed in 1888, when it began operations in Toledo, Ohio.

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

Growth Strategy

Our vision is to be the premier provider of tabletop glassware and related products worldwide. To achieve this vision, we have a growth strategy that emphasizes internal growth as well as growth in low-cost countries through acquired businesses and green meadow facilities. Having completed the acquisition of Crisa in 2006 and manufacturing at our glass tableware manufacturing facility in China in 2007, our focus for 2008 was on internal growth and improving our liquidity and capital structure.

We continue to focus on our strong brand recognition and identity. We understand that our customers are key to our success. Therefore, we continue to assist our customers by providing new product development and improved service and support. New product development continues to be an essential competency of the Company, creating excitement for our customers in all trade areas, around the world. Libbey introduced over 250 distinct new shapes worldwide in 2008, coupled with many additional sizes, decorations, color variations and packaging alternatives for our discriminating customers. In addition, our expanded manufacturing platform in Mexico, Portugal and China provides a cost-competitive source of glass tableware, enabling us to grow our tableware business in North American and International markets, including in Asia-Pacific markets, where we expect to continue to grow.

Products

Our tableware products consist of glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, ashtrays, bud vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. Royal Leerdam produces high-quality stemware. Crisal produces glass tableware, mainly tumblers, stemware and glassware accessories. Crisa’s glass tableware product assortment includes the product types produced by Libbey, as well as glass bakeware and handmade glass tableware. In addition, Crisa products include blender jars, washing machine windows, meter covers and other glass products sold principally to original equipment manufacturers. Through our Syracuse China and World Tableware subsidiaries, we offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, chafing dishes, pitchers and other metal tableware accessories. Through our Traex subsidiary, we sell a wide range of plastic products. These include warewashing and storage racks, trays, dispensers and organizers for the foodservice industry. Our global sales force presents all of our products to the global marketplace in a coordinated fashion.

We also have an agreement to be the exclusive distributor of Luigi Bormioli glassware in the U.S. and Canada to foodservice users. Luigi Bormioli, based in Italy, is a highly regarded supplier of high-end glassware used in many of the finest eating and drinking establishments.

Customers

The customers for our tableware products include approximately 500 foodservice distributors in the U.S. and Canada. In the retail market, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores. In addition, our business-to-business market primarily includes customers that use glass containers for candle and floral applications, gourmet food packaging companies, and various OEM applications. In Mexico, we sell to retail mass merchants and wholesale distributors, as well as candle and food packers, and various OEM users of custom molded glass. In Europe, we market glassware to retailers and approximately 150 distributors and decorators that service the retail, foodservice and highly developed business-to-business channel, which includes large breweries and distilleries, for which products are decorated with company logos for promotional and resale purposes. We also have other customers who use our products for promotional or other private uses. In China, we sell to distributors and wholesalers. No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.

Sales, Marketing and Distribution

Approximately 70 percent of our sales are to customers located in North America, and 30 percent of our sales are to customers located outside of North America. For segment information for the last three fiscal years, see note 20 to the Consolidated Financial Statements. We sell our products to over 100 countries around the world, competing in the tableware markets of Latin America, Asia and Europe, as well as North America.

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

We operate distribution centers located at or near each of our manufacturing facilities (see Properties section). In addition, we operate distribution centers for our Crisa-supplied products in Laredo, Texas; and for our World Tableware and Traex products in West Chicago, Illinois. Our Syracuse China products will begin moving through the West Chicago distribution center throughout 2009. We also operate a distribution center for many of our products at Gorinchem, in the Netherlands. The glass tableware manufacturing and distribution centers are strategically located (geographically) to enable us to supply significant quantities of our product to virtually all of our customers on a timely and cost effective basis.

The majority of our sales are in the foodservice, retail and business-to-business markets, which are further detailed below.

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

Retail

Our primary customers in the retail market are national and international mass merchants. In recent years, we have been able to increase our retail sales by increasing our sales to specialty housewares stores and value-oriented retailers. This year, we were recognized for increasing our overall U.S. market share in the casual glass beverageware market to over 40%. Royal Leerdam and Crisa sell to similar retail clients in Europe and Mexico, while Crisal is increasingly positioned with retailers on the Iberian Peninsula. With this retail representation, we are positioned to successfully introduce profitable new products. We also operate outlet stores located at or near the majority of our manufacturing locations. In addition, we sell selected items on the internet at www.libbey.com.

Business-to-Business

Royal Leerdam and Crisal supply glassware to the business-to-business channel of distribution in Europe. Customers in this channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale. Our business-to-business channel in North America includes candle, floral applications and blender jars, as well as washing machine windows and meter covers. The craft industries and gourmet food packing companies are also business-to-business consumers of glassware.

Seasonality

Primarily due to the impact of consumer buying patterns and production activity, our sales and operating income, excluding special charges, tends to be stronger in the second and fourth quarters and weaker in the first and third quarters of each year. In addition, our cash flow from operations tends to be stronger in the second half of the year and weaker in the first half of the year due to seasonal working capital needs.

Backlog

As of December 31, 2008, our backlog was approximately $31.1 million, compared to approximately $41.4 million at December 31, 2007. The decrease was the result of the significant de-stocking by our distributors that took place in the fourth quarter of 2008 as well as the Company’s ability to turn incoming orders at a faster pace given the overall slower business conditions we experienced in the fourth quarter. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or cancelled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.

Manufacturing and Sourcing

In North America, we currently own and operate three glass tableware manufacturing plants — two in the United States (one in Toledo, Ohio and one in Shreveport, Louisiana) and one in Monterrey, Mexico. We also own and operate two non-glass facilities in the USA, including a plastics plant in Dane, Wisconsin and a ceramic dinnerware plant in Syracuse, New York. The Syracuse manufacturing plant will cease production in April 2009. In Europe, we own and operate two glass tableware manufacturing plants — one in Leerdam, the Netherlands, and the other in Marinha Grande, Portugal. In Asia, we own and operate a glass tableware production facility in Langfang, China.

The manufacture of our tableware products involves the use of automated processes and technologies. We design much of our glass tableware production machinery, and we continuously refine it to incorporate technological advances to create a competitive advantage. We believe that our production machinery and equipment continue to be adequate for our needs in the foreseeable future, but we continue to invest in ways to further improve our production efficiency and reduce our cost profile.

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

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at our Syracuse, New York, production facility (through April, 2009) or imported primarily from China and Bangladesh. We source all metal flatware and metal hollowware through our World Tableware subsidiary, primarily from China. Plastic products are also produced through the injection molding of raw materials into the desired shape and are manufactured at our Dane, Wisconsin, production facility or imported primarily from Taiwan and China.

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

Materials

Our primary materials are sand, lime, soda ash, corrugated packaging, clay, resins and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is a primary source of energy in most of our production processes, and variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts to partially mitigate this impact. In addition, resins are a primary source of materials for our Traex operation, and, historically, the price for resins has fluctuated, directly impacting our profitability. We also experience fluctuations in the cost to deliver materials to our facilities, and such changes may affect our earnings and cash flow.

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

We employ a team of engineers, in addition to external consultants, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $1.7 million in 2008, $1.5 million in 2007, and $2.3 million in 2006. These costs were expensed as incurred.

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

Competitors in glass tableware include, among others:

•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide;

•	Pasabahce (a unit of Sisecam, a Turkish Company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•	The Anchor Hocking Company (which is owned by Monomoy Capital Partners, L.P.), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice markets in the U.S. and Canada.

•	Oneida Ltd., which sources glass tableware from foreign manufacturers;

•	Bormioli Rocco group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and

•	Various sourcing companies.

Other materials such as plastics also compete with glassware.

Competitors in U.S. ceramic dinnerware include, among others:

•	Homer Laughlin;

•	Oneida Ltd.;

•	Steelite; and

•	Various sourcing companies.

Competitors in metalware include:

•	Oneida Ltd.;

•	Walco, Inc.; and

•	Various sourcing companies.

Competitors in plastic products are, among others:

•	Cambro Manufacturing Company;

•	Carlisle Companies Incorporated; and

•	Various sourcing companies.

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

On October 10, 1995, Syracuse China Company, our wholly owned subsidiary, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China, The Pfaltzgraff Co. and the New York State Department of Environmental Conservation (DEC) entered into an Order on Consent effective November 1, 1994, that required Pfaltzgraff to prepare a Remedial Investigation and Feasibility Study (RI/FS) to develop a remedial action plan for the site (which includes among other items a landfill and wastewater and sludge ponds and adjacent wetlands located on the property purchased by Syracuse China Company) and to remediate the site. Although Syracuse China Company was not a party to the Order on Consent, as part of the Asset Purchase Agreement with The Pfaltzgraff Co. Syracuse China Company agreed to share a part of the remediation and related expense up to the lesser of 50 percent of such costs or $1,350,000. Construction of the approved remedy began in 2000 and was substantially completed in 2003. Accordingly, Syracuse China Company’s obligation with respect to the associated costs has been satisfied.

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

By letter dated October 31, 2008, the DEC and United States Environmental Protection Agency (EPA) made a demand upon Syracuse China Company and several other companies for recovery of approximately $12.5 million of direct and indirect costs allegedly expended by the DEC and EPA in connection with the clean-up of the Onondaga Lake Superfund site. The numerous recipients of the demand are in the process of reviewing information provided by DEC and EPA to substantiate the demand. At this time it is not certain that the operations on Syracuse China’s Court Street property had any connection with the problems at this Superfund site. There is an indemnification agreement with The Pfaltzgraff Co. that contemplates that the parties will share any costs for off-premise liability up to an aggregate of $7,500,000. The Company has no reason to believe that the indemnification would not be honored if it became necessary for the Company to draw upon that indemnification.

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

Capital expenditures for property, plant and equipment for environmental control activities were not material during 2008. We believe that we are in material compliance with applicable federal, state and local environmental laws, and we are not aware of any regulatory initiatives that are expected to have a material effect on our products or operations.

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

We employed 7,306 persons at December 31, 2008. Approximately 60 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2011. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2010. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2009.

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

We have a high degree of financial leverage. As of December 31, 2008, we had $550.3 million of debt outstanding, net of unamortized discounts and warrants, of which approximately $34.5 million consisted of debt secured by a first-priority lien on our assets and $450.3 million consisted of the Senior Secured Notes, which are secured by a second-priority lien on our collateral, and the PIK Notes, which are secured by a third-priority lien on our collateral. Our ABL Facility provides for borrowings up to $150.0 million by Libbey Glass and Libbey Europe B.V. (a non-guarantor subsidiary), of which, as of December 31, 2008, we had borrowed $34.5 million, with another $8.4 million of availability being used for outstanding letters of credit. As a result of borrowing base limitations, an additional $44.6 million was immediately available for borrowing. We have a loan (“RMB Loan Contract”) in the amount of RMB 250 million (approximately $36.7 million) from China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (“CCBC”). We used the proceeds of the RMB Loan Contract to finance the construction of our greenfield facility in China. As of December 31, 2008, we had borrowed the entire amount available under that line of credit. We also have a loan in the amount of RMB 50 million (approximately $7.3 million) from CCBC to finance the working capital needs of our China facility (“RMB Working Capital Loan”). As of December 31, 2008, we had borrowed the entire amount available under that line of credit. In January 2007, we entered into an 11 million euro loan (approximately $15.5 million) with Banco Espirito Santo, S.A. (“BES Euro Line”). As of December 31, 2008, we had borrowed the entire amount available under that line of credit. Our ABL Facility, the indenture governing the Senior Secured Notes and the indenture governing the PIK Notes require us to comply with certain covenants, including limits on additional indebtedness, certain business activities and investments and, under certain circumstances in the case of our ABL Facility, the maintenance of financial ratios. See “Management’s Discussion and Analysis; Capital Resources and Liquidity — Borrowings” below. We may incur additional debt in the future.

Our high degree of leverage, as well as the incurrence of additional debt, could have important consequences for our business, such as:

•	making it more difficult for us to satisfy our financial obligations, including with respect to the Senior Secured Notes and the PIK Notes;

•	limiting our ability to make capital investments in order to expand our business;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes;

•	limiting our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments;

•	limiting our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; and

•	limiting our ability to reinstate dividends, which we suspended in February 2009.

•	limiting our ability to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK notes expire in December 2011.

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

Our cost-reduction projects may not result in anticipated savings in operating costs.

We may not be able to achieve anticipated cost reductions. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

Our business is affected by the health of the retail, travel, restaurant, bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and may decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, demand for our products in the foodservice industry, which is critical to our success, was significantly impacted by the events of September 11, 2001 and the global economic recession of 2008, particularly in the fourth quarter.

Recent volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact our operations, financial results and/or liquidity including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers;

•	it may become more costly or difficult to obtain financing or refinance our debt in the future;

•	the value of our assets held in pension plans may decline; and/or

•	our assets may be impaired or subject to write down or write off.

Uncertainty about current global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. This could have a material adverse impact on the demand for our products and on our financial condition and operating results. A further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

If we have a fair value impairment in a business segment, net earnings and net worth could be materially adversely affected by a write down of goodwill or intangible assets.

We have $192.9 million of goodwill and intangible assets recorded on the Consolidated Balance Sheets as of December 31, 2008. We are required to periodically determine if our goodwill or intangible assets have become impaired, in which case we would write down the impaired portion of these assets. We recorded a charge of $11.9 million in 2008 to write down a portion of our goodwill and intangible assets. If we were required to write down all or a significant portion of our goodwill or intangible assets, our net earnings and net worth could be materially adversely affected.

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

Competitors in glass tableware include, among others:

•	Imports from around the world, including varied and numerous factories from China;

•	Arc International (a private French company), which manufactures and distributes glass tableware worldwide;

•	Pasabahce (a unit of Sisecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to all sectors of the glass industry worldwide;

•	Oneida Ltd., which sources glass tableware from foreign manufacturers;

•	The Anchor Hocking Company (which is owned by Monomoy Capital Partners, L.P.), which manufactures and distributes glass beverageware, industrial products and bakeware to primarily to the retail, industrial and foodservice markets;

•	Bormioli Rocco Group, which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers; and

•	Numerous other sourcing companies.

In addition, tableware made of other materials such as plastics competes with glassware.

Some of our competitors have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs may also be higher than those of some foreign producers of glass tableware. We may not be successful in managing our labor and energy costs or gaining operating efficiencies that may be necessary to remain competitive. In addition, our products may be subject to competition from low-cost imports that intensify the price competition we face in our markets. Finally, we may need to increase incentive payments in our marketing incentive programs in order to remain competitive. Increases in these payments would adversely affect our operating margins.

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

Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as changes in foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of these agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports, together with the raising or lowering of tariff rates, could affect the level of competition between our foreign competitors and us. Foreign competition has, in the past, and may, in the future, result in increased low-cost imports that drive prices downward. The World Trade Organization met in November 2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access, reducing and eventually phasing out all forms of export subsidies and substantially reducing trade-distorting domestic support. The current trade-weighted tariff rate applicable to glass tableware products that are imported into the U.S. and are of the type we manufacture in North America is approximately 18.4 percent. However, any negative changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the World Trade Organization’s Doha round of negotiations (although none are expected in 2009), could have an adverse effect on our financial condition and results of operations. As we execute our strategy of acquiring manufacturing platforms in lower cost regions and increasing our volume of sales in overseas markets, our dependence on international markets and our ability to effectively manage these risks has increased and will continue to increase significantly.

We may not be able to effectively integrate future businesses we acquire.

Any future acquisitions are subject to various risks and uncertainties, including:

•	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are spread out in different geographic regions) and to achieve expected synergies;

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies or correct deficient standards, controls, procedures and policies, including internal controls and procedures sufficient to satisfy regulatory requirements of a public company in the U.S.;

•	the incurrence of contingent obligations that were not anticipated at the time of the acquisitions;

•	the failure to obtain necessary transition services such as management services, information technology services and others;

•	the need or obligation to divest portions of the acquired companies; and

•	the potential impairment of relationships with customers.

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

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and are therefore subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2008, we had forward contracts in place to hedge approximately 76 percent of our estimated 2009 natural gas needs with respect to our North American manufacturing facilities and approximately 44 percent of our estimated 2009 natural gas needs with respect to our International manufacturing facilities. For the years ended December 31, 2008 and 2007, we spent approximately $69.6 million and $60.6 million, respectively, on natural gas. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

Sand, soda ash, lime, corrugated packaging and resins are the principal materials we use. In addition, we obtain glass tableware, ceramic dinnerware, metal flatware and hollowware from third parties. We may experience temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors that would require us to secure our sourced products or raw materials from sources other than our current suppliers. If we are forced to procure sourced products or materials from alternative suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, resins are a primary material for our Traex operation and, historically, the price for resins has fluctuated with the price of oil, directly impacting our profitability. Material increases in the cost of any of these items on an industry-wide basis may have an adverse impact on our operating performance and cash flows if we are unable to pass on these increased costs to our customers.

Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement and curtailment charges, for all U.S. and non-U.S. plans was $19.0 million and $14.4 million for the years ended December 31, 2008 and 2007, respectively. Changes in the equity and debt securities markets affect our pension plan asset performance and related pension expense. Based on year-end data, sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension and postretirement welfare expense by approximately $1.9 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million.

As part of our total expense, we incurred pension curtailment charges of $1.1 million and nonpension postretirement impairment charges of $3.1 million during 2008. The charges in 2008 were triggered by our announcement in December 2008 that our Syracuse China manufacturing plant will be shut down in April 2009. For further discussion, see notes 9, 11 and 12 to our Consolidated Financial Statements. To the extent that we experience additional headcount shifts or changes as we continue to implement our capacity realignment programs, we may incur further expenses related to our employee pension and postretirement welfare plans, which could have a material adverse effect on our results of operations and financial condition.

Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $45.7 million for the year ended December 31, 2008, and $43.1 million for the year ended December 31, 2007.

Our business may not generate sufficient operating cash flow, and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Our business requires us to maintain a large fixed cost base that can affect our profitability.

The high levels of fixed costs associated with operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical glass-producing equipment, such as furnaces, forming machines and lehrs. This equipment may incur downtime as a result of unanticipated failures. We may in the future experience facility shutdowns or periods of reduced production as a result of these equipment failures. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period. We also may face shutdowns if we are unable to obtain enough energy in the peak heating seasons.

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

We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in their operation, our business and results of operations could suffer.

All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood, hurricane and other natural disasters;

•	power loss, computer systems failure, internet and telecommunications or data network failure; and

•	hackers, computer viruses, software bugs or glitches.

Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our business, result in decreased sales, increased overhead costs, excess inventory and product shortages, and otherwise adversely affect Libbey’s operations, financial performance and condition. We take significant steps to mitigate the potential impact of each of these risks, but there can be no assurance that these procedures would be completely successful.

We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2011. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2010. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2009.

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

Although the annual rate of inflation, as measured by changes in the Mexican National Consumer Price Index, was only 5.1 percent for 2008 and 3.8 percent for 2007, Mexico has historically experienced high levels of inflation and high domestic interest rates. If Mexico experiences high levels of inflation, Crisa’s operating results and cash flows could be adversely affected, and, more generally, high inflation might result in lower demand or lower growth in demand for our products, thereby adversely affecting our results of operations and financial condition.

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

Major fluctuations in the value of the euro, the Mexican peso or the RMB relative to the U.S. dollar and other major currencies could reduce the cost competitiveness of our products or those of our subsidiaries, as compared to foreign competition. For example, if the U.S. dollar has appreciated relative to the euro, the Mexican peso or the RMB, reducing the purchasing power of those currencies compared to the U.S. dollar and making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors. An appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB also increases the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, respectively, including purchases of raw materials. We would be forced to deduct these cost increases from our profit margin or attempt to pass them along to consumers. These fluctuations could adversely affect our results of operations and financial condition.

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

In order to mitigate variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures. We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

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

We have received notice from the New York Stock Exchange (NYSE) that we are not in compliance with the exchange’s continued listing standards because our market capitalization and stockholders’ equity are less than $75 million.

The listing of our common stock on the NYSE is at risk because we do not comply with the NYSE’s continued listing standards. Those standards require that our average market capitalization not be less than $75 million over a consecutive 30 trading-day period and that our stockholders’ equity not be less than $75 million. We were notified by the NYSE on February 17, 2009 that Libbey’s market capitalization and stockholders’ equity are below those criteria. While Libbey has a period of eighteen months from the date it received notice to cure this non-compliance, and we have a number of options to cure under consideration, there can be no assurance that we will be able to cure this deficiency in the time permitted. In addition, there can be no guarantee that the Company will remain in compliance with other continued listing requirements related to market capitalization and minimum stock price.

In the current environment there can be no assurance that we will not be in violation of other NYSE listing standards, some of which may not be curable.

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

Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

Certain members of our senior management have employment and change in control agreements that provide for substantial severance payments and retirement benefits. We are required to fund a certain portion of these payments according to a predetermined schedule, but some of our nonqualified obligations are currently unfunded. Should these senior managers leave our employ under circumstances entitling them to severance or retirement benefits, or become disabled or die, before we have funded these payments, the need to pay these severance or retirement benefits ahead of their anticipated schedule could put a strain on our cash flow and have a material adverse effect on our financial condition.

We may face a risk when we return to the market to refinance our debt as a result of the recent downgrade of the Company’s debt by Moody’s Investor Service.

In February 2009 Moody’s Investors Service downgraded Libbey Glass Inc.’s (“Libbey Glass”) debt ratings, including its corporate family and probability of default ratings to B3 from B2, and the rating on its second lien senior secured notes to B3 from B2. Libbey’s SGL-3 speculative grade liquidity rating was unchanged.

According to Moody’s, the SGL-3 rating reflects adequate liquidity, supported by the expectation that planned cash flow improvement, moderate cash balances, and availability under its asset-based revolver, although declining, should be sufficient to fund internal needs over the next twelve months.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2008 the Company had the following square footage at plants and warehouse/distribution facilities:

	North American Glass		North American Other		International
Location	Owned	Leased	Owned	Leased	Owned	Leased

Toledo, Ohio:
Manufacturing	974,000	—
Warehousing/Distribution	988,000	590,000
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Syracuse, New York(1):
Manufacturing			549,000	—
Warehousing/Distribution			104,000	—
Dane, Wisconsin:
Manufacturing			56,000	—
Warehousing/Distribution			62,000	—
Monterrey, Mexico:
Manufacturing	543,000	122,000
Warehousing/Distribution	228,000	627,000
Leerdam, Netherlands:
Manufacturing					141,000	—
Warehousing/Distribution					127,000	326,000
Mira Loma, California(1):
Warehousing/Distribution	—	351,000
Laredo, Texas:
Warehousing/Distribution	149,000	117,000
West Chicago, Illinois:
Warehousing/Distribution			—	249,000
Marinha Grande, Portugal:
Manufacturing					217,000	—
Warehousing/Distribution					193,000	13,000
Langfang, China:
Manufacturing					195,000	—
Warehousing/Distribution					232,000	—

(1)	We have announced our intention to cease production at our Syracuse China ceramic dinnerware manufacturing facility in April 2009 and to cease operations at our Mira Loma distribution center in June 2009, when the current lease expires.

These facilities have an aggregate floor space of 8.5 million square feet. We own approximately 64% and lease approximately 36% of this floor space. In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (various locations) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

All of our properties are currently being utilized for their intended purpose. In the opinion of management, all of our facilities are well maintained and adequate for our planned operational requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings arising in the ordinary course of our business. No pending legal proceeding is deemed to be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2008, each of Mr. Meier, Chairman of the Board and Chief Executive Officer, and Mr. Reynolds, Executive Vice President and Chief Operating Officer, celebrated 38 years of service with Libbey. In addition, the average years of service of all of our executive officers is 18 years.

Name and Title	Professional Background

John F. Meier Chairman and Chief Executive Officer	Mr. Meier, 61, has been Chairman of the Board and Chief Executive Officer of Libbey since the Company went public in June 1993. Since joining the Company in 1970, Mr. Meier has served in various marketing positions, including a five-year assignment with Durobor, S.A., Belgium. In 1990, Mr. Meier was named General Manager of Libbey and a corporate Vice President of Owens-Illinois, Inc., Libbey’s former parent company. Mr. Meier is a member of the Board of Directors of Cooper Tire & Rubber Company (NYSE: CTB) and Applied Industrial Technologies (NYSE: AIT). Mr. Meier has been a director of the Company since 1987.
Richard I. Reynolds Executive Vice President and Chief Operating Officer	Mr. Reynolds, 62, has served as Libbey’s Executive Vice President and Chief Operating Officer since 1995. Mr. Reynolds was Libbey’s Vice President and Chief Financial Officer from June 1993 to 1995. From 1989 to June 1993, Mr. Reynolds was Director of Finance and Administration. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.
Gregory T. Geswein Vice President and Chief Financial Officer	Mr. Geswein, 54, joined Libbey Inc. as Vice President, Chief Financial Officer on May 23, 2007. Prior to joining Libbey, Mr. Geswein was Senior Vice President, Chief Financial Officer of Reynolds & Reynolds Company in Dayton, Ohio, from 2005 through April 2007. Before joining Reynolds & Reynolds, Mr. Geswein was Senior Vice President, Chief Financial Officer for Diebold, Inc. from 2000 to 2005 and Senior Vice President, Chief Financial Officer of Pioneer-Standard Electronics Inc. from 1999 to 2000. Prior to joining Pioneer-Standard Electronics, Mr. Geswein spent 14 years at Mead Corporation (now MeadWestvaco) in successive financial management positions, including Vice President and Controller, and Treasurer.
Jonathan S. Freeman Vice President, Global Supply Chain	Mr. Freeman, 47, joined Libbey Inc. as Vice President, Global Supply Chain on May 7, 2007. Prior to joining Libbey, Mr. Freeman was with Delphi Corporation and Packard Electric Systems, a division of General Motors (the former parent of Delphi), since 1985, serving most recently as Director of Global Logistics. Mr. Freeman has worked in a wide range of operations and supply chain assignments in the United States, Mexico and Europe.

Name and Title	Professional Background

Kenneth G. Wilkes Vice President, General Manager International Operations	Mr. Wilkes, 51, has served as Vice President, General Manager International Operations since May 2003. He served as Vice President and Chief Financial Officer of the Company from November 1995 to May 2003. From August 1993 to November 1995, Mr. Wilkes was Vice President and Treasurer of the Company. Prior to joining the Company, Mr. Wilkes was a Senior Corporate Banker, Vice President of The First National Bank of Chicago.
Scott M. Sellick Vice President and Chief Accounting Officer	Mr. Sellick, 46, has served as Vice President, Chief Accounting Officer since May 2007. He served as Vice President, Chief Financial Officer from May 2003 to May 2007. From May 2002 to May 2003, Mr. Sellick was Libbey’s Director of Tax and Accounting. From August 1997 to May 2002, he served as Director of Taxation. Before joining the Company in August 1997, Mr. Sellick was Tax Director for Stant Corporation and worked in public accounting for Deloitte & Touche in the audit and tax areas.
Kenneth A. Boerger Vice President and Treasurer	Mr. Boerger, 50, has been Vice President and Treasurer since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company’s financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey’s former parent company.
Daniel P. Ibele Vice President, General Sales Manager, North America	Mr. Ibele, 48, has served as Vice President, General Sales Manager, North America since June 2006. From March 2002 to June 2006 he was Vice President, General Sales Manager of the Company. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey from 1995 to September 1997. From the time he joined Libbey in 1983 until 1995, Mr. Ibele held various marketing and sales positions.
Timothy T. Paige Vice President- Administration	Mr. Paige, 51, has been Vice President-Administration since December 2002. From January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.
Susan A. Kovach Vice President, General Counsel and Secretary	Ms. Kovach, 49, has been Vice President, General Counsel and Secretary of the Company since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema, LLP from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI). From 1998 to 2000 she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema LLP from 1995 through November 1997 and an associate in Dykema LLP from 1985 to 1995.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company’s common stock as reported by the New York Stock Exchange and dividends declared for our common stock were as follows:

	2008			2007
			Cash			Cash
	Price Range		Dividend	Price Range		Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$17.60	$12.96	$0.025	$14.28	$11.17	$0.025
Second Quarter	$17.81	$7.43	$0.025	$24.65	$13.98	$0.025
Third Quarter	$11.25	$6.44	$0.025	$24.06	$13.76	$0.025
Fourth Quarter	$8.63	$1.04	$0.025	$19.32	$14.28	$0.025

The closing market price of our common stock on March 2, 2009 was $0.81 per share.

On March 2, 2009, there were 829 registered common shareholders of record. We paid a regular quarterly cash dividend from the time of Initial Public Offering in 1993 until we suspended the dividend in February 2009. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

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

There are no other glass tableware manufacturers with stock that is publicly traded in the United States. Accordingly, we chose the companies in our peer group because they are manufacturers with revenues comparable to ours. The peer group is limited to those companies for whom market quotations are available and consists of Ameron International Corporation, Ametek Inc., Blyth Inc., Brady Corporation, Church & Dwight Inc., EnPro Industries Inc., ESCO Technologies Inc., Graco Inc., Jarden Corporation, Johnson Outdoors, Inc., Lancaster Colony Corporation, Milacron Inc., Polaris Industries Inc., Sypris Solutions Inc., Teradyne Inc., Thermadyne Holdings Corporation, Tupperware Brands Corporation, Waters Corporation, and Woodward Governor Company.

The graph assumes a $100 investment in our common stock on January 1, 2004, and also assumes investments of $100 in each of the S&P SmallCap 600, the Russell 2000, the Housewares-Small index and the peer group, respectively, on January 1, 2004. The value of these investments on December 31 of each year from 2004 through 2008 is shown in the table below the graph.

TOTAL SHAREHOLDER RETURN

	Annual Return Percentage Years Ending
Company Name/Index	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
Libbey Inc.	(20.64)	(52.89)	21.97	29.12	(92.00)

S&P SmallCap 600 Index	22.65	7.68	15.12	(0.30)	(31.07)

Russell 2000 Index	18.33	4.55	18.37	(1.57)	(33.79)

S&P 600 Housewares & Specialties	(2.68)	(37.48)	10.07	8.57	(40.75)

Peer Group	22.07	(5.85)	14.43	17.05	(35.61)

		Indexed Returns Years Ending
	Base
	Period
Company Name/Index	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
Libbey Inc.	100	79.36	37.38	45.60	58.88	4.71

S&P SmallCap 600 Index	100	122.65	132.07	152.04	151.59	104.48

Russell 2000 Index	100	118.33	123.72	146.44	144.15	95.44

S&P 600 Housewares & Specialties	100	97.32	60.84	66.97	72.71	43.08

Peer Group	100	122.07	114.93	131.51	153.93	99.12

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2008:

	Number of		Number of
	Securities to be		Securities
	Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options, Warrants	Options, Warrants	Compensation Plans
Plan Category	and Rights	and Rights	(1)

Equity compensation plans approved by security holders	1,473,977	$22.37	1,207,798
Equity compensation plans not approved by security holders	—	—	—

Total	1,473,977	$22.37	1,207,798

(1)	This total includes 751,598 securities that are available for grant under the Libbey Inc. 2006 Omnibus Incentive Plan and 456,200 securities that are available under the Libbey Inc. 2002 Employee Stock Purchase Plan (ESPP). See note 14 to the Consolidated Financial Statements for further disclosure with respect to these plans.

Issuer Purchases of Equity Securities

Following is a summary of the 2008 fourth quarter activity in our share repurchase program:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs(1)

October 1 to October 31, 2008	—	—	—	1,000,000
November 1 to November 30, 2008	—	—	—	1,000,000
December 1 to December 31, 2008	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.

ITEM 6.	SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data is incorporated by reference to our 2008 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GENERAL

Headquartered in Toledo, Ohio, Libbey has the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and is one of the largest glass tableware manufacturers in the world. We also import metal flatware, hollowware, serveware and ceramic dinnerware for resale. In addition, we design, manufacture and distribute an extensive line of plastic items for the foodservice industry.

EXECUTIVE OVERVIEW

Through the third quarter, we experienced strong net sales and operating earnings. However, the growing global economic and financial crisis in the later part of 2008 resulted in considerable weakening in overall consumer confidence. This reached beyond our North American markets and affected the global markets for our products as well. Our net sales for 2008 were $810.2 million as compared to $814.2 million for 2007 and income from operations was a loss of $5.5 million as compared to $66.1 million for 2007. The $71.6 million reduction in income from operations was primarily driven by the following factors:

•	Lower production activity and an unfavorable mix of sales.

•	Higher natural gas, electricity and cartons costs.

•	Special charges of $45.1 million related to the announced closures of our ceramic dinnerware manufacturing facility in Syracuse, New York and distribution center in Mira Loma, California, goodwill and other intangible asset impairment charges related to our International reporting segment and fixed asset impairment charges in our North American Glass reporting segment.

Despite the difficult year we had a number of highlights in 2008 among them are the following:

•	Our leading U.S. retail market share gained 600 basis points. We now have 40.6 percent of the casual beverage ware market in the U.S.

•	Our U.S. retail business grew 4.0 percent.

•	Our leading U.S. foodservice position of approximately 56.0 percent was solidified with no less than seven vendor of the year awards from the most prominent players in our foodservice industry.

•	Our Crisa business in Mexico continued its leading market share with approximately 60.0 percent of the overall Mexican market.

•	Our newest business, Libbey China, serviced 55 countries from our state-of-the- art factory near Beijing, which opened in 2007. In the domestic Chinese market, we are shipping product to every province.

•	Our businesses in Europe are the third largest producer of casual beverage ware within the 27 member countries of the European Union.

•	Our factory in Shreveport, Louisiana, is now transformed into a LEAN facility and organized along Value Streams. Productivity improvements for the year were 3.3 percent, a strong performance.

•	Our Toledo, Ohio, factory is in its fifth year as a LEAN enterprise. Notable results have been achieved in this, our most complicated factory, with a 45.0 percent reduction in changeover time on our machines.

We have taken the following actions to reduce our costs, right size our capacity and conserve cash to withstand the global economic downturn:

•	In December of 2008, we announced the closing of our Syracuse China ceramic dinnerware factory, in Syracuse, New York, and the closing of our Mira Loma, California distribution center.

•	We have implemented a salary hiring freeze.

•	The salaries of officers of the Company were reduced by 7.5 percent, and the salaries of most other U.S. salaried employees were reduced by 5.0 percent.

•	We suspended the Company matching contributions to our salaried employees’ 401(k) accounts.

•	We suspended the dividend on Libbey stock until conditions warrant reinstatement.

•	We reduced our capital expenditures budget to $20.0 million for 2009.

•	We reduced our International workforce by 500 employees since October 2008.

If, in 2009, consumer confidence and the global economy continue to weaken, additional actions may be necessary. Conversely, if the global economy recovers, we are well positioned to respond to increased demand.

RESULTS OF OPERATIONS

The following table presents key results of our operations for the years 2008, 2007 and 2006:

			Variance				Variance
			In	In			In	In
Year End December 31,	2008(2)	2007	Dollars	Percent	2007	2006(3)	Dollars	Percent
	Dollars in thousands, except percentages and per-share amounts

Net sales	$810,207	$814,160	$(3,953)	(0.5)%	$814,160	$689,480	$124,680	18.1%
Gross profit	$109,337	$157,669	$(48,332)	(30.7)%	$157,669	$123,164	$34,505	28.0%
Gross profit margin	13.5%	19.4%			19.4%	17.9%
(Loss) income from operations (IFO)	$(5,548)	$66,101	$(71,649)	(108.4)%	$66,101	$19,264	$46,837	243.1%
IFO margin	(0.7)%	8.1%			8.1%	2.8%
(Loss) earnings before interest and income taxes after minority interest (EBIT)(1)	$(4,429)	$74,879	$(79,308)	(105.9)%	$74,879	$17,948	$56,931	317.2%
EBIT margin	(0.5)%	9.2%			9.2%	2.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$40,001	$116,451	$(76,450)	(65.6)%	$116,451	$53,504	$62,947	117.6%
EBITDA margin	4.9%	14.3%			14.3%	7.8%
Net loss	$(80,463)	$(2,307)	$(78,156)	NM	$(2,307)	$(20,899)	$18,592	89.0%
Net loss margin	(9.9)%	(0.3)%			(0.3)%	(3.0)%
Diluted net loss per share	$(5.48)	$(0.16)	$(5.32)	NM	$(0.16)	$(1.47)	$1.31	89.1%

NM = Not meaningful

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For reconciliation from net loss to EBIT and EBITDA, see the “Reconciliation of Non-GAAP Financial Measures” section below.

(2)	Includes pre-tax special charges of $45.5 million related to the closing of Syracuse China manufacturing facility, the closing of Mira Loma distribution center, fixed asset impairments related to the North American segment and impairment of goodwill and other intangibles in the International segment (see note 9 to the Consolidated Financial Statements ).

(3)	Includes pre-tax special charges of $23.4 million related to Crisa’s capacity rationalization and write-off of finance fees (see note 9 to the Consolidated Financial Statements).

Discussion of 2008 vs. 2007 Results of Operations

Net Sales

In 2008, net sales decreased 0.5 percent including a favorable currency impact of 1.2 percent, to $810.2 million from $814.2 million in 2007. The decrease in net sales was primarily attributable to decreased sales within the North American Glass and North American Other segments. Within North American Glass, shipments to foodservice customers declined over 10.0 percent and net sales of Crisa product in Mexican pesos experienced an unfavorable currency impact of $2.1 million. Partially offsetting the decrease in net sales was an increase of more than 4.0 percent in shipments to U.S. retail glassware customers. Within North American Other, shipments of Syracuse China products declined 17.9 percent, shipments of World Tableware products declined 3.9 percent and Traex net sales were flat compared to the prior year period. International net sales grew 12.3 percent on the strength of increased shipments of Libbey China product of 171.3 percent, a 7.5 percent increase of Crisal product, a modest increase in shipments at Royal Leerdam and a favorable currency impact of 7.9 percent.

Gross Profit

Gross profit decreased in 2008 by $48.3 million, or 30.7 percent, compared to 2007. Gross profit as a percentage of net sales decreased to 13.5 percent in 2008, compared to 19.4 percent in 2007. Contributing to the decrease in gross profit and gross profit margin were $18.7 million of special charges (see note 9 to the Consolidated Financial Statements). Of that amount, $14.0 million of special charges related to the announced closing of our Syracuse China manufacturing facility, $0.2 million related to the announced closure of our Mira Loma distribution center and $4.5 million related to fixed asset impairment charges in our North American Glass segment. In addition, 2008 gross profit includes $13.9 million for higher natural gas and electricity costs, $4.9 million for increased carton costs, $3.4 million of additional depreciation and an unfavorable mix of net sales. Partially offsetting these higher costs were lower distribution costs.

(Loss) Income from operations

Income from operations was a loss of $(5.5) million in 2008, compared to income from operations of $66.1 million in 2007. Income from operations as a percentage of net sales decreased to (0.7) percent in 2008, compared to 8.1 percent in 2007. Contributing to the decrease in income from operations and income from operations margin are the lower gross profit and gross profit margin (discussed above), the special charges related to the announced closure of our Syracuse China manufacturing facility ($13.9 million) and the closure of our Mira Loma distribution center ($0.7 million) and the impairment charge on goodwill and other intangibles within our International segment of $11.9 million (see note 9 to the Consolidated Financial Statements). Partially offsetting these were lower selling, general and administrative expenses.

(Loss) earnings before interest and income taxes after minority interest (EBIT)

Earnings before interest and income taxes decreased by $79.3 million, or 105.9 percent, from earnings of $74.9 million in 2007 to a loss of $(4.4) million in 2008. EBIT as a percentage of net sales decreased to (0.5) percent in 2008, compared to 9.2 percent in 2007. The reduced EBIT was mostly a result of the reduction in income from operations (discussed above), $5.5 million non-recurring gain on the land sales at Royal Leerdam and Syracuse China in 2007, and higher prior-year foreign currency translation gains of $1.3 million.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA decreased by $76.5 million, or 65.6 percent, from $116.5 million in 2007 to $40.0 million in 2008. As a percentage of net sales, EBITDA was 4.9 percent in 2008, compared to 14.3 percent in 2007. The key contributors to the reduction in EBITDA were those factors discussed above under “(Loss) earnings before interest and income taxes after minority interest (EBIT).” Depreciation and amortization increased $2.9 million to $44.4 million, primarily due to a full year of depreciation related to our facility in China.

Net loss and diluted loss per share

We reported a net loss of $80.5 million, or loss of $5.48 per diluted share, in 2008, compared to a net loss of $2.3 million, or loss of $0.16 per diluted share, in 2007. The net loss as a percentage of net sales was 9.9 percent, compared to 0.3 percent in 2007. The increase in net loss was driven primarily by the items discussed above under “(Loss) earnings before interest and income taxes after minority interest (EBIT),” in addition to a $3.8 million increase in interest expense. These were partially offset by a $5.0 million decrease in income tax provision. The $3.8 million increase in interest expense is the result of higher debt, partially offset by slightly lower variable interest rates compared to 2007. Income tax provision decreased $5.0 million and the effective tax rate decreased from 125.7 percent in 2007 to a negative 8.5 percent in 2008. The change in the effective tax rate is primarily due to our provision for income taxes being significantly impacted by the recognition of valuation allowances in the United States, the Netherlands and Portugal. Changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws have also impacted the effective tax rate.

Discussion of 2007 vs. 2006 Results of Operations

Net Sales

In 2007, net sales increased 18.1 percent, including a favorable currency impact of 1.4 percent, to $814.2 million from $689.5 million in 2006. The increase in net sales was primarily attributable to the full year consolidation of Crisa, the Company’s former joint venture in Mexico, and an 11.3 percent increase in shipments to U.S. and Canadian retail glassware customers in North American Glass. International net sales grew 28.0 percent, reflecting the commencement of shipments from Libbey’s new factory in China. Net sales from Royal Leerdam and Crisal customers increased over 21.0 percent compared to 2006, including a favorable currency impact of 9.1 percent. North American Other net sales increased 5.8 percent, as shipments of World Tableware products increased 9.0 percent while shipments of Syracuse China products were up 5.0 percent.

Gross Profit

Gross profit increased in 2007 by $34.5 million, or 28.0 percent, compared to 2006. Gross profit as a percentage of net sales increased to 19.4 percent in 2007, compared to 17.9 percent in 2006. Contributing to the increase in gross profit and gross profit margin were the full year consolidation of Crisa, higher sales and higher production activity, including the benefit of Crisa’s capacity rationalization — “Project Tiger.” In addition, 2006 gross profit included an inventory write-down of $2.2 million related to “Project Tiger.” Partially offsetting these improvements were higher distribution expenses, higher natural gas expense and expenses related to the start-up of our new facility in China.

Income from operations

Income from operations was $66.1 million in 2007, compared to income from operations of $19.3 million in 2006. Income from operations as a percentage of net sales increased to 8.1 percent in 2007, compared to 2.8 percent in 2006. Contributing to the increase in income from operations and income from operations margin is the higher gross profit and gross profit margin (discussed above), the non-recurrence of $16.3 million of special charges related to “Project Tiger,” offset by an increase in selling, general and administrative expenses primarily due to the full year consolidation of Crisa.

Earnings before interest and income taxes (EBIT)

Earnings before interest and income taxes increased by $56.9 million, or 317.2 percent, from $17.9 million in 2006 to $74.9 million in 2007. EBIT as a percentage of net sales increased to 9.2 percent in 2007, compared to 2.6 percent in 2006. The contributors to the improvement in EBIT compared to the prior period are the same as those discussed above under “Income from Operations.” In addition, we recognized a $4.3 million gain on the sale of land in the Netherlands and a $1.1 million gain on the sale of excess land in Syracuse, N.Y. We also recorded a currency translation gain of $2.0 million in 2007, compared to a currency translation loss of $1.0 million in 2006, and a decrease of approximately $2.8 million in charges related to the ineffectiveness on our natural gas contracts as compared to 2006.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA increased by $62.9 million, or 117.6 percent, from $53.5 million in 2006 to $116.5 million in 2007. As a percentage of net sales, EBITDA was 14.3 percent in 2007, compared to 7.8 percent in 2006. The key contributors to the increase in EBITDA were those factors discussed above under “Earnings before interest and income taxes (EBIT).” Depreciation and amortization, adjusted for minority interest in 2006, increased $5.9 million to $41.6 million, primarily due to the consolidation of Crisa and depreciation related to our new facility in China.

Net loss and diluted loss per share

We reported a net loss of $2.3 million, or loss of $0.16 per diluted share, in 2007, compared to a net loss of $20.9 million, or loss of $1.47 per diluted share, in 2006. The net loss as a percentage of net sales was 0.3 percent, compared to 3.0 percent in 2006. The decrease in net loss was driven primarily by the items discussed above under “Earnings before interest and income taxes (EBIT),” offset by a $19.3 million increase in interest expense and a $19.0 million increase in income taxes. The $19.3 million increase in interest expense is the result of the refinancing consummated on June 16, 2006, which resulted in higher debt and higher average interest rates. Income taxes increased $19.0 million and the effective tax rate increased from 27.1 percent in 2006 to 125.7 percent in 2007. The increase in income taxes and the effective tax rate was primarily driven by a non-cash tax charge of $15.3 million to establish a full valuation allowance against the net deferred income tax asset balance in the U.S.

SEGMENT RESULTS OF OPERATIONS

The following table summarizes the results of operations for our three segments described as follows:

•	North American Glass-includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other-includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International-includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.

			Variance				Variance
			In	In			In	In
Year End December 31,	2008	2007	Dollars	Percent	2007	2006	Dollars	Percent
	Amounts in thousands, except percentages and per-share amounts

Net Sales:
North American Glass	$554,128	$568,495	$(14,367)	(2.5)%	$568,495	$476,696	$91,799	19.3%
North American Other	111,029	121,217	(10,188)	(8.4)%	121,217	114,581	6,636	5.8%
International	153,532	136,727	16,805	12.3%	136,727	106,798	29,929	28.0%
Eliminations	(8,482)	(12,279)			(12,279)	(8,595)

Consolidated	$810,207	$814,160	$(3,953)	(0.5)%	$814,160	$689,480	$124,680	18.1%

Earnings (loss) before interest and taxes (EBIT):
North American Glass	$25,495	$54,492	$(28,997)	(53.2)%	$54,492	$5,471	$49,021	896.0%
North American Other	(17,696)	15,670	(33,366)	(212.9)%	15,670	9,382	6,288	67.0%
International	(12,228)	4,717	(16,945)	(359.2)%	4,717	3,161	1,556	49.2%

Consolidated	$(4,429)	$74,879	$(79,308)	(105.9)%	$74,879	$18,014	$56,865	315.7%

EBIT Margin:
North American Glass	4.6%	9.6%			9.6%	1.1%
North American Other	(15.9)%	12.9%			12.9%	8.2%
International	(8.0)%	3.4%			3.4%	3.0%
Consolidated	(0.5)%	9.2%			9.2%	2.6%
Special Charges (excluding write-off of financing fees):
North American Glass	$5,356	$—	$5,356	100.0%	$—	$18,534	$(18,534)	100.0%
North American Other	28,252	—	28,252	100.0%	—	(42)	42	100.0%
International	11,890	—	11,890	100.0%	—	—	—

Consolidated	$45,498	$—	$45,498	100.0%	$—	$18,492	$(18,492)	100.0%

Discussion of 2008 vs. 2007 Segment Results of Operations

North American Glass

Net sales decreased 2.5 percent from $568.5 million in 2007 to $554.1 million in 2008. Of the total decrease in net sales, approximately 4.5 percent is attributable to reduced shipments to foodservice and business-to-business glassware customers. Partially offsetting this decline are increased shipments to U.S. and Canadian retail glassware customers, representing 1.0 percent of the change, and increased shipments of Crisa products to Crisa customers, representing 0.8 percent of the change offset by an unfavorable currency impact of 0.3 percent.

EBIT decreased by $29.0 million to $25.5 million in 2008, compared to $54.5 million in 2007. EBIT as a percentage of net sales decreased to 4.6 percent in 2008, compared to 9.6 percent in 2007. The key contributors to the reduction in EBIT were special charges recorded in 2008 related to the announced closing of the Mira Loma distribution center of $0.9 million and the fixed asset impairment charges of $4.5 million (see note 9 to the consolidated financial statements); the impact of lower net sales and reduced operating activity in North American Glass operations of $16.6 million; higher natural gas and electricity charges of $8.5 million; increased carton costs of $1.5 million; and an approximately $2.3 million decrease in non-operating income primarily related to foreign currency translation losses and non-recurring gains on the prior-year sale of environmental credits. Partially offsetting the EBIT reduction is a decrease of $5.3 million in North American Glass selling, general and administrative expense primarily resulting from lower incentive-based compensation and favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico.

North American Other

Net sales decreased 8.4 percent to $111.0 million in 2008 from $121.2 million in 2007. Of the total decline in net sales, approximately 6.4 percent is attributed to a reduction in shipments of Syracuse China products and 1.7 percent is attributed to a reduction in shipments of World Tableware products. Shipments of Traex products were flat in 2008 as compared to 2007.

EBIT declined by $33.4 million to a loss of $(17.7) million in 2008, compared to income of $15.7 million in 2007. EBIT as a percentage of net sales decreased to (15.9) percent in 2008, compared to 12.9 percent in 2007. The key contributors to the reduction in EBIT were lower net sales and operating activity at Syracuse China of $4.4 million and special charges recorded related to the announced closing of the Syracuse China manufacturing facility in early April 2009 of $28.3 million (see note 9 to the Consolidated Financial Statements). A non-recurring gain on the sale of excess land at Syracuse China was recorded in 2007 in other income (expense) of $1.1 million. Partially offsetting these were lower North American Other selling, general and administrative expenses of $0.4 million primarily resulting from lower incentive-based compensation.

International

In 2008, net sales increased 12.3 percent to $153.5 million from $136.7 million in 2007. Of the total increase in net sales, approximately 8.8 percent is attributed to an increase in shipments to Libbey China customers and a favorable currency impact of 1.2 percent. On a constant currency basis, shipments to Royal Leerdam and Crisal customers declined by 4.2 percent offset by a favorable currency impact of 6.8 percent.

EBIT decreased by $16.9 million to a loss of $(12.2) million in 2008, compared to income of $4.7 million in 2007. EBIT as a percentage of net sales decreased to (8.0) percent in 2008, compared to 3.4 percent in 2007. The key contributors to the reduction in EBIT were the goodwill and other intangibles impairment charge of $11.9 million (see note 9 to the Consolidated Financial Statements); increased natural gas and electricity costs of approximately $5.7 million; increased carton costs of $3.4 million; increased depreciation expense of $2.8 million (a result of Libbey China having a full year of production in 2008); and a $2.2 million increase in selling, general and administrative expenses primarily related to the increased net sales. A non-recurring gain on the sale of excess land at Royal Leerdam was recorded in 2007 in other income (expense) of $4.3 million. Partially offsetting these costs was the impact of higher net sales and operating activity of $8.6 million at our Libbey China facility and $3.9 million at our European facilities.

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

EBIT increased by $49.0 million to $54.5 million in 2007, compared to $5.5 million in 2006. EBIT as a percentage of net sales increased to 9.6 percent in 2007, compared to 1.1 percent in 2006. The key contributors to the improvement in EBIT were the impact of higher net sales and operating activity in North American Glass operations of $11.6 million, the full year consolidation of Crisa of approximately $9.1 million and an approximately $6.2 million increase in non-operating income primarily related to foreign currency translation gains, non-recurring charges on Crisa’s prior year natural gas contracts and the sale of environmental credits. In addition, EBIT increased due to a $4.7 million reduction in North American Glass selling, general and administrative expense primarily resulting from lower incentive-based compensation. The prior year included a fixed asset charge and inventory write-down of $18.5 million related to Crisa’s capacity rationalization (“Project Tiger”). Offsetting these improvements was an increase in natural gas expense of $1.9 million.

North American Other

Net sales increased 5.8 percent to $121.2 million in 2007 from $114.6 million in 2006. Of the total increase in net sales, approximately 3.7 percent is attributed to an increase in shipments of World Tableware products and approximately 1.8 percent is attributed to an increase in shipments of Syracuse China products.

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

CAPITAL RESOURCES AND LIQUIDITY

Balance Sheet and Cash flows

Cash and Equivalents

At December 31, 2008, our cash balance decreased to $13.3 million from $36.5 million at December 31, 2007. The $23.2 million decrease was primarily due to a $19.6 million payment to Vitro S.A. de C.V in January, 2008 and to fund our operating requirements.

Working Capital

The following table presents working capital components for 2008 and 2007:

			Variance
December 31,	2008	2007	In Dollars	In Percent
	Amounts in thousands, except percentages, DSO, DIO, DPO and DWC

Accounts receivable — net	$76,072	$93,333	$(17,261)	(18.5)%
DSO(1)	34.3	41.8
Inventories — net	$185,242	$194,079	$(8,837)	(4.6)%
DIO(2)	83.5	87.1
Accounts payable	$54,428	$73,593	$(19,165)	(26.0)%
DPO(3)	24.5	33.0

Working capital(4)	$206,886	$213,819	$(6,933)	(3.2)%
DWC(5)	93.3	95.9
Percentage of net sales	25.5%	26.3%

DSO, DIO, DPO and DWC are all calculated using net sales as the denominator and a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See “Reconciliation of Non-GAAP Financial Measures” below for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

Working capital, defined as net accounts receivable plus net inventories less accounts payable, decreased by $6.9 million in 2008, compared to 2007. As a percentage of net sales, working capital decreased to 25.5 percent in 2008, compared to 26.3 percent in 2007. The decrease in working capital is primarily the result of our continued efforts to increase cash flow through reductions in working capital.

Borrowings

The following table presents our total borrowings:

	Interest		December 31,	December 31,
	Rate	Maturity Date	2008	2007
	(Dollars in thousands)

Borrowings under ABL facility	floating	December 16, 2010	$34,538	$7,366
Senior notes	floating(1)	June 1, 2011	306,000	306,000
PIK notes(2)	16.00%	December 1, 2011	148,946	127,697
Promissory note	6.00%	January, 2009 to September, 2016	1,666	1,830
Notes payable	floating	January 2009	3,284	622
RMB loan contract	floating	July 2012 to January 2014	36,675	34,275
RMB working capital loan	floating	March, 2010	7,335	6,855
Obligations under capital leases	floating	January, 2009 to May, 2009	302	1,018
BES Euro line	floating	January, 2010 to January, 2014	15,507	15,962
Other debt	floating	September, 2009	630	1,432

Total borrowings			554,883	503,057
Less — unamortized discounts and warrants			4,626	6,423

Total borrowings — net(3)(4)			$550,257	$496,634

(1)	See “Derivatives” below and Note 8 to the Consolidated Financial Statements.

(2)	Additional PIK notes were issued each June 1 and December 1, commencing December 1, 2006, to pay the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.

(3)	Total borrowings includes notes payable, long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

(4)	See “Contractual Obligations” below for scheduled payments by period.

We had total net borrowings of $550.3 million at December 31, 2008, compared to total net borrowings of $496.6 million at December 31, 2007. The $53.6 million increase in borrowings was the result of additional PIK notes issued on June 1 and December 1 and additional borrowings under our ABL facility.

Of our total indebtedness, $204.3 million is subject to fluctuating interest rates at December 31, 2008. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis.

Included in interest expense is the amortization of discounts and warrants on the Senior Notes and PIK Notes and financing fees of $5.0 million, $5.1 million and $1.6 million for December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

Cash Flow

The following table presents key drivers to free cash flow for 2008, 2007 and 2006:

			Variance				Variance
Year Ended December 31,	2008	2007	In Dollars	In Percent	2007	2006	In Dollars	In Percent
	(Dollars in thousands, except percentages)

Net cash (used in) provided by operating activities	$(1,040)	$51,457	$(52,497)	(102.0)%	$51,457	$54,858	$(3,401)	(6.2)%
Capital expenditures	(45,717)	(43,121)	2,596	6.0%	(43,121)	(73,598)	(30,477)	(41.4)%
Acquisitions and related costs	—	—	—	—	—	(78,434)	(78,434)	(100.0)%
Proceeds from asset sales and other	117	8,213	(8,096)	(98.6)%	8,213	—	8,213	100.0%

Free cash flow(1)	$(46,640)	$16,549	$(63,189)	(381.8)%	$16,549	$(97,174)	$113,723	117.0%

(1)	We believe that free cash flow (net cash (used in) provided by operating activities, less capital expenditures and acquisitions and related costs, plus proceeds from asset sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Discussion of 2008 vs. 2007 Cash Flow

Our net cash used in operating activities was $1.0 million in 2008, compared to net cash provided by operating activities of $51.5 million in 2007, or a decrease of $52.5 million. The decrease is primarily related to a decrease in earnings, higher uses of cash for pension contributions and a $19.6 million payment to Vitro related to the 2006 acquisition of Crisa, offset by improved working capital management.

Net cash used in investing activities was $45.6 million in 2008, compared to $34.9 million in 2007, or an increase of $10.7 million. The primary contributors to this increase were the non-recurring proceeds from asset sales and other items of $8.2 million in 2007, primarily attributable to the sale of excess land in Syracuse, N.Y. and the Netherlands.

Free cash flow was $(46.6) million in 2008, compared to 16.5 million in 2007, a decrease of $63.2 million. The primary contributors to this decrease are the result of the changes in net cash (used in) provided by operating activities and the non-recurring proceeds from asset sales and other items of $8.2 million in 2007 as discussed above.

Net cash provided by financing activities was $25.8 million in 2008, compared to $22.4 million net cash used in financing activities in 2007. The 2008 net cash provided by financing activities resulted from the reduction in free cash flow and the change in cash and cash equivalents discussed above.

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

Derivatives

We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to variable interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future results. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 0.9 years at December 31, 2008. Total remaining debt not covered by the Rate Agreements has fluctuating interest rates with a weighted average rate of 9.57 percent per year at December 31, 2008. The fair market value for the Rate Agreements at December 31, 2008 and 2007, respectively, was $(6.8) million and $(5.3) million.

We also use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. At December 31, 2008, we had commodity futures contracts for 5,280,000 million British Thermal Units (BTU’s) of natural gas with a fair market value of $(14.9) million. We have hedged a portion of our forecasted transactions through December 2011. At December 31, 2007, we had commodity futures contracts for 2,820,000 million BTU’s of natural gas with a fair market value of $(1.8) million.

During December 2008, we announced the closing of the Syracuse China facility in early April 2009 (see note 9 to the Consolidated Financial Statements). At the time of the announcement we held natural gas contracts for the Syracuse China facility with a settlement date after March 2009 of 165,000 million British Thermal Units (BTU’s). The closure of this facility has rendered the forecasted transactions related to these contracts not probable of occurring. Under FASB Statement No. 133, Accounting for Derivative Instrument and Hedging Activities (FAS 133), when the forecasted transactions of a hedging relationship become not probable of occurring, the gains or losses that have been classified in Other Comprehensive Income in prior periods for those contracts effected should be reclassified into earnings. We recognized $0.4 million in other income (expense) on the Consolidated Statement of Operations relating to these contracts.

In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of December 31, 2008, all of these contracts have expired. During 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008, related to the Crisa acquisition. The fair market value of the foreign currency contract at December 31, 2007 was $0.4 million.

Share Repurchase Program

Since mid-1998, we have repurchased 5,125,000 shares for $140.7 million, as authorized by our Board of Directors. As of December 31, 2008, authorization remains for the purchase of an additional 1,000,000 shares. During 2008 and 2007, we did not repurchase any common stock. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.

We are using a portion of the repurchased common stock to fund our Employee Stock Benefit Plans. See note 14 to the Consolidated Financial Statements for further discussion.

Contractual Obligations

The following table presents our existing contractual obligations at December 31, 2008 and related future cash requirements:

	Payments Due by Period
		Less than			More than
Contractual Obligations(3)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	Dollars in thousands

Borrowings	$554,883	$4,401	$501,049	$35,355	$14,078
Interest payments(2)	171,162	53,614	112,442	5,024	82
Long term operating leases	120,863	16,809	26,805	19,693	57,556
Pension and nonpension(1)	263,900	20,900	73,300	74,100	95,600

Total obligations	$1,110,808	$95,724	$713,596	$134,172	$167,316

(1)	It is difficult to estimate future cash contributions as such amounts are a function of actual investment returns, withdrawals from the plan, changes in interest rates, and other factors uncertain at this time. However, we have included our best estimate for contributions through 2016.

(2)	The obligations for interest payments are based on December 31, 2008 debt levels and interest rates.

(3)	Amounts reported in local currencies have been translated at 2008 exchange rates.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2008, totaled $8.4 million.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See note 10 to the Consolidated Financial Statements for additional information.

Capital Resources and Liquidity

Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $44.6 million at December 31, 2008 and $89.7 million at December 31, 2007. However, we were greatly impacted by recessionary pressures in 2008, especially during the fourth quarter of the year, and we anticipate that the global economic recession will continue throughout 2009 and perhaps beyond. In addition, interest on our PIK Notes will be payable in cash beginning December 1, 2009. Although we have taken a number of steps to enhance our liquidity in 2008 and to date in 2009 (including those announced in February, 2009), if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and capital markets have become exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our ABL Facility expires in December 2010. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so.

Off-Balance Sheet Arrangements

Until June 16, 2006, we were a joint venture partner owning 49% in Vitrocrisa Holding, S. de R.L. de C.V. and related companies, the largest glass tableware manufacturer in Latin America. On June 16, 2006, we purchased the remaining 51 percent equity interest in the joint venture (see note 4 to the Consolidated Financial Statements). Through June 15, 2006, we recorded our 49 percent interest in the joint venture using the equity method of accounting. From this joint venture, we recorded equity earnings (loss), dividends and certain technical assistance income. We also had a reciprocal distribution agreement with our joint venture partner that gave us exclusive distribution rights with respect to the joint venture’s glass tableware products in the U.S. and Canada, and gave the joint venture the exclusive distribution rights with respect to our glass tableware products in Latin America. In addition, we guaranteed a portion of the joint venture’s bank debt. While we owned 49 percent of the joint venture, we evaluated this investment and related arrangements in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), and determined that the joint venture was a Variable Interest Entity (VIE), as defined by FIN 46R; however, we were not considered the primary beneficiary, as we did not absorb the majority of expected losses or receive the majority of expected residual returns. Therefore, the joint venture was not consolidated in our Consolidated Financial Statements through June 15, 2006. Since we acquired the remaining 51 percent of the joint venture on June 16, 2006, we have consolidated its financial results. See notes 4 and 5 to the Consolidated Financial Statements for disclosure regarding financial information relating to Crisa.

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

Reconciliation of net loss to EBIT and EBITDA

Year Ended December 31,	2008	2007	2006
	Dollars in thousands

Net loss	$(80,463)	$(2,307)	$(20,899)
Add: Interest expense	69,720	65,888	46,594
Add: Provision (benefit) for income taxes	6,314	11,298	(7,747)

(Loss) Earnings before interest and income taxes after minority interest (EBIT)	(4,429)	74,879	17,948
Add: Depreciation and amortization (adjusted for minority interest)	44,430	41,572	35,556

Earnings before interest, taxes, deprecation and amortization, after minority interest adjustment (EBITDA)	$40,001	$116,451	$53,504

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

Reconciliation of net cash provided by operating activities to free cash flow

Year Ended December 31,	2008	2007	2006
	Dollars in thousands

Net cash (used in) provided by operating activities	$(1,040)	$51,457	$54,858
Less: Capital expenditures	(45,717)	(43,121)	(73,598)
Less: Acquisition and related costs	—	—	(78,434)
Plus: Proceeds from asset sales and other	117	8,213	—

Free cash flow	$(46,640)	$16,549	$(97,174)

We define free cash flow as net cash (used in) provided by operating activities, less capital expenditures and acquisition related costs, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash (used in) provided by operating activities.

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

Reconciliation of working capital

December 31,	2008	2007
	Dollars in thousands

Accounts receivable — net	$76,072	$93,333
Plus: Inventories — net	185,242	194,079
Less: Accounts payable	54,428	73,593

Working capital	$206,886	$213,819

We define working capital as net accounts receivable plus net inventories less accounts payable.

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

Allowance for Doubtful Accounts

Our accounts receivable balance, net of reserves, was $76.1 million in 2008, compared to $93.3 million in 2007. The reserve balance was $10.5 million in 2008, compared to $11.7 million in 2007. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Allowance for Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2008, our inventories were $185.2 million, with loss provisions of $6.6 million, compared to inventories of $194.1 million and loss provisions of $6.4 million at December 31, 2007.

Asset Impairment

Fixed Assets

We review fixed assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions. In 2008, we wrote down certain assets to fair value at our Syracuse China manufacturing facility based upon appraisals. We also wrote down certain fixed assets within our North American Glass segment. These write-downs are further disclosed in notes 7 and 9 to the Consolidated Financial Statements.

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

However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. This was done as of October 1st for each year presented. As of October 1, 2008, our review did not indicate an impairment of goodwill. During the fourth quarter of 2008, the global economic environment weakened, causing an adverse effect on our business environment. This was a trigger event, which caused us to test for goodwill impairment as of December 31, 2008. As a result of the December 31, 2008 testing, we recorded a goodwill impairment charge of $9.4 million at our International segment. This impairment is further disclosed in notes 5, 6 and 9 to the Consolidated Financial Statements.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2008, our review did not indicate an impairment of indefinite life intangible assets. During the fourth quarter of 2008, the global economic environment weakened, causing an adverse effect on our business environment. This was a trigger event, which caused us to test for impairment on our indefinite life intangible assets as of December 31, 2008. As a result of the December 31, 2008 testing, we recorded an indefinite life intangible asset impairment charge of $2.5 million at our International segment. The announcement in December, 2008 that we will be closing our Syracuse China manufacturing facility in April 2009 was an impairment trigger event for the Syracuse China reporting unit. An impairment loss for intangible assets of $0.3 million was recorded in 2008 for our Syracuse China facility. These impairments are further disclosed in notes 5, 6 and 9 to the Consolidated Financial Statements.

If the Company’s projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed as of October 1, 2008 and December 31, 2008, may have indicated an impairment of one or more of the Company’s other reporting units and, as a result, the related goodwill at other reporting units would have been impaired.

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

Pension Assumptions

The following are the assumptions used to determine the benefit obligations and pretax income effect for our pension plan benefits for 2008, 2007 and 2006:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.41% to 6.48%	6.16% to 6.32%	5.82% to 5.91%	5.70% to 8.50%	5.50% to 8.50%	4.50% to 8.75%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.75%	6.00%	6.50%	6.50%
Rate of compensation increase	2.63% to 5.25%	3.00% to 6.00%	3.00% to 6.00%	2.00% to 4.30%	2.00% to 4.30%	2.00 to 3.50%

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

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $1.6 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million.

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

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.36%	6.16%	5.77%	5.98%	5.14%	4.87%
Initial health care trend	7.50%	8.00%	8.50%	7.50%	8.00%	8.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	5	7	7	5	7	7

Sensitivity to changes in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.3 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

Income Taxes

The company is subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, the company establishes reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. We have recorded valuation allowances against our U.S., Netherlands, Portugal and China deferred income tax assets and against certain deferred income tax assets in Mexico.

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

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, change the fair value of the hedged item. If the fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively.

Stock-Based Compensation Expense

On January 1, 2006, we adopted SFAS 123-R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under SFAS 123-R for fiscal 2008 was $3.5 million.

Upon adoption of SFAS 123-R, we began estimating the value of employee share-based compensation on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. The use of the Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. See note 14 of the Consolidated Financial Statements for additional information.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP157-2”) which delays until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 was effective upon issuance. We adopted SFAS 157 as of January 1, 2008, but have not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 and its related FSP’s (FSP 157-2 and FSP 157-3) had no impact on our consolidated results of operations and financial condition. We will be required to adopt SFAS 157 for nonfinancial assets and liabilities effective beginning on January 1, 2009. We do not believe adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on our consolidated financial statements. See note 17 of the Consolidated Financial Statements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition, as we did not elect to apply the provisions of SFAS 159 to any financial instruments as of January 1, 2008.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective beginning on January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP 132(R)-1, and it is likely that the adoption of this guidance will increase the disclosures in the financial statements related to the assets of our pension and other postretirement benefit plans.

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

Interest Rates

We are exposed to market risk associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $204.3 million of debt subject to fluctuating interest rates at December 31, 2008. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties were rated AA- or better as of December 31, 2008, by Standard and Poors.

Natural Gas

We are also exposed to market risks associated with changes in the price of natural gas due to either general market forces, or in the case of our operations in China, by government mandate. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid on the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings and cash flows. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated A and AA- as of December 2008 by Standard and Poors.

Retirement Plans

We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans’ asset and related pension expense and cash funding requirements. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total expense by approximately $1.9 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule included at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for stock-based compensation and defined benefit pension plans and other postretirement plans, respectively, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2008 and 2007, and the related consolidated results of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
March 16, 2009

Libbey Inc.

Consolidated Balance Sheets

December 31,	Footnote Reference	2008	2007
	Dollars in thousands, except per-share amounts

ASSETS
Current assets:
Cash & equivalents		$13,304	$36,539
Accounts receivable — net	(note 3)	76,072	93,333
Inventories — net	(note 3)	185,242	194,079
Prepaid and other current assets	(notes 3 & 15)	17,167	20,431

Total current assets		291,785	344,382
Other assets:
Pension asset	(note 11)	9,351	3,253
Deferred income taxes	(note 10)	—	855
Purchased intangible assets — net	(notes 4, 6 & 9)	26,121	30,731
Goodwill	(notes 4, 6 & 9)	166,736	177,360
Other assets	(note 3)	9,975	13,113

Total other assets		212,183	225,312
Property, plant, and equipment — net	(notes 7 & 9)	317,586	329,777

Total assets		$821,554	$899,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	(note 8)	$3,284	$622
Accounts payable		54,428	73,593
Salaries and wages		22,597	28,659
Accrued liabilities	(note 3)	39,675	41,415
Accrued special charges	(note 9)	4,248	38
Payable to Vitro		—	19,575
Pension liability (current portion)	(note 11)	1,778	1,883
Nonpension postretirement benefits (current portion)	(note 12)	4,684	3,528
Derivative liability	(notes 15 & 17)	17,936	1,847
Deferred income taxes	(note 10)	1,279	4,462
Long-term debt due within one year	(note 8)	1,117	913

Total current liabilities		151,026	176,535
Long-term debt	(note 8)	545,856	495,099
Pension liability	(note 11)	109,505	71,709
Nonpension postretirement benefits	(note 12)	57,197	45,667
Deferred income taxes	(note 10)	3,648	—
Other long-term liabilities	(notes 3, 15 & 17)	12,211	17,346

Total liabilities		879,443	806,356
Stockholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued (18,697,630 shares issued in 2007)		187	187
Capital in excess of par value (includes warrants of $1,034 and 485,309 shares in 2008 and 2007)		309,275	306,874
Treasury stock, at cost, 3,967,486 shares (4,133,074 in 2007)		(106,411)	(110,780)
Retained deficit		(145,154)	(60,689)
Accumulated other comprehensive loss	(note 16)	(115,786)	(42,477)

Total shareholders’ equity		(57,889)	93,115

Total liabilities and shareholders’ equity		$821,554	$899,471

See accompanying notes

Libbey Inc.

Consolidated Statements of Operations

Year Ended December 31,	Footnote Reference	2008	2007	2006
	Dollars in thousands, except per-share amounts

Net sales	(note 2)	$810,207	$814,160	$689,480
Freight billed to customers		2,422	2,207	2,921

Total revenues		812,629	816,367	692,401
Cost of sales	(notes 2 & 9)	703,292	658,698	569,237

Gross profit		109,337	157,669	123,164
Selling, general and administrative expenses		88,451	91,568	87,566
Impairment of goodwill	(note 9)	9,434	—	—
Special charges	(note 9)	17,000	—	16,334

(Loss) income from operations		(5,548)	66,101	19,264
Equity earnings — pretax	(note 5)	—	—	1,986
Other income (expense)	(notes 9 & 19)	1,119	8,778	(3,236)

(Loss) earnings before interest, income taxes and minority interest		(4,429)	74,879	18,014
Interest expense	(note 8)	69,720	65,888	46,594

(Loss) income before income taxes and minority interest		(74,149)	8,991	(28,580)
Provision (benefit) for income taxes	(note 10)	6,314	11,298	(7,747)

Loss before minority interest		(80,463)	(2,307)	(20,833)
Minority interest	(note 2)	—	—	(66)

Net loss		$(80,463)	$(2,307)	$(20,899)

Net loss per share:
Basic	(note 13)	$(5.48)	$(0.16)	$(1.47)

Diluted	(note 13)	$(5.48)	$(0.16)	$(1.47)

Weighted average shares:
Outstanding	(note 13)	14,672	14,472	14,182

Diluted	(note 13)	14,672	14,472	14,182

See accompanying notes

Libbey Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common	Capital in	Treasury		Comprehensive
	Stock	Excess of	Stock	Retained	Loss
	Amount(1)	Par Value	Amount(1)	Deficit	(note 16)	Total
		Dollars in thousands, except per-share amounts

Balance December 31, 2005	$187	$301,025	$(132,520)	$(17,966)	$(31,121)	$119,605
Comprehensive loss:
Net loss				(20,899)		(20,899)
Effect of derivatives — net of tax					(6,829)	(6,829)
Net minimum pension liability (including equity investments) — net of tax					10,650	10,650
Effect of exchange rate fluctuation					3,070	3,070

Total comprehensive loss (note 16)						(14,008)
Adoption of FAS 158 — net of tax					(21,779)	(21,779)
Stock compensation expense		1,322				1,322
Issuance of warrants		1,034				1,034
Stock issued from treasury			3,093			3,093
Dividends — $0.10 per share				(1,417)		(1,417)

Balance December 31, 2006	187	303,381	(129,427)	(40,282)	(46,009)	87,850

Comprehensive income:
Net loss				(2,307)		(2,307)
Effect of derivatives — net of tax					(3,224)	(3,224)
Net minimum pension liability — net of tax					(2,956)	(2,956)
Effect of exchange rate fluctuation					9,712	9,712

Total comprehensive income (note 16)						1,225
Stock options exercised		88				88
Income tax benefit on stock options		20				20
Stock compensation expense		3,385				3,385
Stock issued from treasury			18,647	(16,654)		1,993
Dividends — $0.10 per share				(1,446)		(1,446)

Balance December 31, 2007	187	306,874	(110,780)	(60,689)	(42,477)	93,115

Comprehensive loss:
Net loss				(80,463)		(80,463)
Effect of derivatives — net of tax					(10,300)	(10,300)
Net minimum pension liability — net of tax					(58,607)	(58,607)
Effect of exchange rate fluctuation					(4,402)	(4,402)

Total comprehensive loss (note 16)						(153,772)
Stock compensation expense		3,466				3,466
Stock issued from treasury		(1,065)	4,369	(2,536)		768
Dividends — $0.10 per share				(1,466)		(1,466)

Balance December 31, 2008	$187	$309,275	$(106,411)	$(145,154)	$(115,786)	$(57,889)

(1)	Share amounts are as follows:

	Common Stock	Treasury
	Shares	Stock Shares	Total

Balance December 31, 2005	18,689,710	4,681,721	14,007,989
Stock issued from treasury	—	(323,546)	323,546

Balance December 31, 2006	18,689,710	4,358,175	14,331,535
Stock options exercised	7,920	—	7,920
Stock issued from treasury	—	(225,101)	225,101

Balance December 31, 2007	18,697,630	4,133,074	14,564,556
Stock issued from treasury	—	(165,588)	165,588

Balance December 31, 2008	18,697,630	3,967,486	14,730,144

See accompanying notes

Libbey Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	Footnote Reference	2008	2007	2006
		Dollars in thousands

Operating activities:
Net loss		$(80,463)	$(2,307)	$(20,899)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	(notes 6 & 7)	44,430	41,572	35,720
Loss (gain) on sale of assets		101	(4,923)	—
Equity earnings — net of tax	(note 5)	—	—	(1,493)
Change in accounts receivable		16,518	3,951	9,745
Change in inventories		(2,027)	(22,949)	10,545
Change in accounts payable		(19,460)	5,726	(739)
PIK interest	(note 8)	21,249	18,217	—
Income taxes	(note 10)	9,275	10,271	(30,995)
Special charges	(note 9)	46,326	(920)	20,023
Change in Vitro payable	(note 4)	(19,575)	—	—
Pension and postretirement	(notes 11 & 12)	(18,604)	(3,061)	9,885
Accrued interest and amortization of discounts, warrants and financing fees		4,165	4,578	5,868
Accrued liabilities and prepaid expenses		(6,634)	(2,004)	13,706
Other operating activities		3,659	3,306	3,492

Net cash (used in) provided by operating activities		(1,040)	51,457	54,858
Investing activities:
Additions to property, plant and equipment		(45,717)	(43,121)	(73,598)
Acquisition and related costs, net of cash acquired	(note 4)	—	—	(78,434)
Proceeds from asset sales and other		117	8,213	—

Net cash used in investing activities		(45,600)	(34,908)	(152,032)
Financing activities:
Net borrowings/(repayments) on ABL credit facility		30,601	(41,122)	43,968
Net revolving credit facility		—	—	(149,078)
Other net borrowings (repayments)		(3,307)	20,272	(81,030)
Other borrowings		—	—	31,393
Note payments		—	—	(100,000)
Note proceeds		—	—	407,260
Debt financing fees		—	(219)	(15,798)
Stock options exercised	(note 14)	—	108	—
Dividends paid		(1,466)	(1,446)	(1,417)

Net cash (used in) provided by financing activities		25,828	(22,407)	135,298
Effect of exchange rate fluctuations on cash		(2,423)	631	400

(Decrease) increase in cash		(23,235)	(5,227)	38,524
Cash & equivalents at beginning of year		36,539	41,766	3,242

Cash & equivalents at end of year		$13,304	$36,539	$41,766

Supplemental disclosure of cash flows information:
Cash paid during the year for interest		$42,888	$43,340	$28,268

Cash (refunded) paid during the year for income taxes		$(2,276)	$(6,128)	$12,839

See accompanying notes

LIBBEY INC.

Notes to Consolidated Financial Statements
(Dollars in thousands, except share data and per-share amounts)

1.	Description of the Business

Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a ceramic dinnerware plant in New York (see note 9 on closure effective April, 2009) and a plastics plant in Wisconsin. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

Cash and cash equivalents  The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Inventory Valuation  Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for 34.5 percent and 40.7 percent of our inventories in 2008 and 2007, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO, or weighted average cost over LIFO, was $18.3 million and $17.4 million for 2008 and 2007, respectively.

Purchased Intangible Assets and Goodwill  Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2008 and 2007, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. However, in the fourth quarter of 2008, we identified certain indicators of impairment and we updated our review as of December 31st. Our December 31st assessment resulted in an impairment of goodwill and purchased intangible assets of $11.9 million in our International segment and $0.3 million related to our Syracuse China subsidiary. For further disclosure on goodwill and intangibles, see note 6.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Due to the announcement of our closure of our Syracuse China manufacturing facility and our Mira Loma distribution center, we wrote down the values of certain assets to fair value. See note 9 for further disclosure.

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

The U.S. pension plans cover our hourly employees and those salaried U.S.-based employees hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries Royal Leerdam, located in the Netherlands, and Crisa, located in Mexico, and our active Canadian employees. For further discussion see note 11.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

We also provide certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried employees hired before January 1, 2004. Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees are not included in our liability.

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

Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which the Company conducts its operations or otherwise incurs taxable income or losses. In the United States, the Company has recorded a full valuation allowance against its deferred income tax assets. In addition, valuation allowances have been recorded in the Netherlands, Portugal, Mexico and China.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our tax positions and make a determination as to whether our position is more likely than not to be sustained upon examination by taxing authorities. If a tax position meets the more likely than not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more likely than not to be realized upon ultimate settlement or disposition of the underlying issue. See note 10 for further disclosure.

Derivatives  We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for all natural gas contracts entered into by Crisa before our June 16, 2006 acquisition of the remaining 51 percent of Crisa, the foreign currency contracts and some natural gas contracts at Syracuse China) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. See additional discussion at note 15.

Foreign Currency Translation  Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other income (expense).

Stock-Based Compensation Expense  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) “Accounting for Stock-Based Compensation” (SFAS No. 123), which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. Share-based compensation cost is measured based on the fair value of the

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested share-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. The impact of applying the provisions of SFAS No. 123-R was a pre-tax charge of $3.5 million, $3.4 million and $1.3 million, respectively for 2008, 2007 and 2006. See note 14 for additional information.

Research and Development  Research and development costs are charged to the Consolidated Statements of Operations when incurred. Expenses for 2008, 2007 and 2006, respectively, were $1.7 million, $1.5 million and $2.3 million.

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

Treasury Stock  Treasury stock purchases are recorded at cost. During 2008, 2007 and 2006, we did not purchase any treasury stock. During 2008, 2007, and 2006, we issued 165,588, 225,101 and 323,546 shares from treasury stock at an average cost of $26.39, $28.68, and $31.15 respectively.

Reclassifications  Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2008.

New Accounting Standards  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP157-2”) which delays until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 was effective upon issuance. We adopted SFAS 157 as of January 1, 2008, but have not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 and its related FSP’s (FSP 157-2 and FSP 157-3) had no impact on our consolidated results of operations and financial condition. We will be required to adopt SFAS 157 for nonfinancial assets and liabilities effective beginning on January 1, 2009. We do not believe adoption of SFAS 157 for financial assets and liabilities will have a material impact on our consolidated financial statements. See note 17 of the Consolidated Financial Statements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition, as we did not elect to apply the provisions of SFAS 159 to any financial instruments as of January 1, 2008.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective beginning on January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The implementation of this standard will not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EITF 07-5, if any, of the adoption of EITF 07-5 on our consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP 132(R)-1, and it is likely that the adoption of this guidance will increase the disclosures in the financial statements related to the assets of our pension and other postretirement benefit plans.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Balance Sheet Details

The following tables provide detail of selected balance sheet items:

	December 31,
	2008	2007

Accounts receivable:
Trade receivables	$74,393	$91,435
Other receivables	1,679	1,898

Total accounts receivable, less allowances of $10,479 and $11,711	$76,072	$93,333

Inventories:
Finished goods	$163,817	$170,386
Work in process	2,805	4,052
Raw materials	5,748	5,668
Repair parts	10,271	11,137
Operating supplies	2,601	2,836

Total inventories, less allowances of $6,582 and $6,435	$185,242	$194,079

Prepaid and other current assets:
Prepaid expenses	$14,865	$13,551
Derivative asset	—	359
Refundable and prepaid income taxes	2,302	6,521

Total prepaid and other current assets	$17,167	$20,431

Other assets:
Deposits	$43	$596
Finance fees — net of amortization	8,183	11,194
Other	1,749	1,323

Total other assets	$9,975	$13,113

Accrued liabilities:
Accrued incentives	$12,760	$14,236
Workers compensation	9,384	9,485
Medical liabilities	2,736	2,450
Interest	4,575	5,218
Commissions payable	1,135	1,381
Accrued liabilities	9,085	8,645

Total accrued liabilities	$39,675	$41,415

Other long-term liabilities:
Derivative liability	$3,693	$5,249
Deferred liability	1,566	1,254
Other	6,952	10,843

Total other long-term liabilities	$12,211	$17,346

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Acquisitions

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

Crisa is the largest glass tableware manufacturers in Latin America and has a significant percentage of the glass tableware market in Mexico. This acquisition is consistent with our strategy to expand our manufacturing platform into low-cost countries in order to become a more cost-competitive source of high-quality glass tableware.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Inferred Enterprise purchase price ($80.0 million divided by 51)%	$156,863
Less: assets received/liabilities forgiven	(4,457)
Add: acquisition costs	4,891
Add: adjustment to reflect 49% of inferred purchase price to actual	1,855

Aggregate enterprise purchase price	159,152
Add: fair value liabilities assumed	156,256
Less: fair value assets acquired	(189,946)

Total enterprise goodwill	$125,462

Intangible assets acquired of approximately $21.7 million consist of trademarks and trade names, patented technologies, customer lists and non-compete covenants. The patented technologies, customer lists and non-compete covenants are being amortized over an average life of 7.7 years. Amortization of these intangible assets was $1.1 million, $1.1 million, and $0.6 million for 2008, 2007 and 2006, respectively. Trademarks and trade names are valued at approximately $8.9 million and are not subject to amortization.

Crisa’s results of operations are included in our Consolidated Financial Statements starting June 16, 2006. Prior to June 16, 2006, 49 percent of Crisa’s earnings were accounted for under the equity method.

The pro forma unaudited results of operations, assuming we consummated the acquisition of Crisa as of January 1, 2006, are as follows:

2006

Net sales	$763,553
Earnings before interest and taxes	$29,791
Net loss	$(15,258)
Net loss per share:
Basic	$(1.08)
Diluted	$(1.08)
Depreciation and amortization	$41,806

In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into a single facility in order to reduce fixed costs (“Project Tiger”). In connection with this consolidation, we recognized special charges of approximately $18.9 million in 2006, representing our existing 49 percent indirect ownership interest in the fixed assets related to the facility closed and the inventory related to product lines discontinued. For the additional 51 percent ownership interest acquired, the write down of the fixed assets and inventory was included in the purchase price allocation. These special charges are described in note 9. In addition, a $3.2 million reserve related to statutory severance for approximately 650 hourly employees of Crisa was recognized as additional acquisition cost in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We substantially completed the consolidation in 2007.

5.	Investments in Unconsolidated Affiliates

Prior to June 16, 2006, we were a 49 percent equity owner in Crisa. On June 16, 2006, we purchased the remaining 51 percent of Crisa. See note 4 for additional information. We recorded our 49 percent interest in Crisa using the equity method for the periods prior to June 15, 2006.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A condensed statement of operations for Crisa (including adjustments for U.S. GAAP equity method accounting) for the period ended June 15, 2006 follows:

Period Ended June 15,	2006

Total revenues	$87,520
Cost of sales	71,204

Gross profit	16,316
Selling, general and administrative expenses	10,993

Income from operations	5,323
Remeasurement gain	2,934
Other expense	(103)

Earnings before interest and taxes	8,154
Interest expense	4,099

Income before income taxes	4,055
Income taxes	1,006

Net income	$3,049

For periods prior to June 16, 2006, we recorded 49 percent of Crisa’s income before income taxes in the line “equity earnings-pretax” in our Consolidated Statements of Operations. We recorded 49 percent of Crisa’s income taxes in the line “provision (benefit) for income taxes” in our Consolidated Statements of Operations. These items are shown below:

Period Ended June 15,	2006

Equity earnings — pretax	$1,986
Provision for income taxes	493

Net equity earnings	$1,493

On our Consolidated Statements of Cash Flows, we recorded the net equity earnings (loss) amount as a component of operating activities.

Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46R), requires a company that holds a variable interest in an entity to consolidate the entity if the company’s interest in the variable interest entity (VIE) is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, and therefore is the primary beneficiary. Our 49 percent equity ownership in Crisa began in 1997. We determined that, prior to our acquisition of the remaining 51 percent of Crisa on June 16, 2006, Crisa was a VIE. Our analysis was based upon our agreements with the former joint venture, specifically, our 49 percent participation in equity earnings, dividends, certain contractual technical assistance arrangements, and a distribution agreement giving us exclusive distribution rights to sell Crisa’s glass tableware products in the U.S. and Canada, and giving Crisa the exclusive distribution rights for our glass tableware products in Latin America. In addition, we guaranteed a portion of Crisa’s bank debt. We evaluated this investment and related arrangements, and we determined that we were not the primary beneficiary and should not consolidate Crisa into our Consolidated Financial Statements for any period prior to June 16, 2006.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

	2008	2007

Beginning balance	$30,731	$31,492
Impairment	(2,756)	—
Amortization	(1,344)	(1,650)
Foreign currency impact	(510)	889

Ending balance	$26,121	$30,731

Purchased intangible assets are composed of the following:

December 31,	2008	2007

Indefinite life intangible assets	$13,056	$16,143
Definite life intangible assets, net of accumulated amortization of $11,971 and $10,447	13,065	14,588

Total	$26,121	$30,731

Amortization expense for definite life intangible assets was $1.3 million, $1.7 million and $1.8 million for years 2008, 2007 and 2006, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with SFAS No. 142. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. Our October 1st review for 2008 and 2007 did not indicate impairment of our indefinite life intangible assets. As of December 31, 2008, we performed another impairment test as the severe global economic downturn represented a significant adverse condition in our business environment, which was an indicator of impairment. As a result of this analysis, we concluded that intangibles of $2.5 million associated with our International segment were impaired. We also announced in December, 2008 that our Syracuse China manufacturing facility will be shut down by early April, 2009. This was an indicator of impairment for the Syracuse China reporting unit (part of our North American Other segment), and, based on our analysis, we concluded that intangibles of $0.3 million were impaired. These impairment charges were included in Special charges on the Consolidated Statement of Operations.

The definite life intangible assets primarily consist of technical assistance agreements, noncompete agreements, customer relationships and patents. The definite life assets are generally amortized over a period ranging from 3 to 20 years. The weighted average remaining life on the definite life intangible assets is 9.7 years at December 31, 2008.

Future estimated amortization expense of definite life intangible assets is as follows:

2009	2010	2011	2012	2013

$1,353	$1,353	$1,214	$1,098	$1,098

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Changes in goodwill balances are as follows:

	2008				2007
	North	North			North	North
	American	American			American	American
	Glass	Other	International	Total	Glass	Other	International	Total

Beginning balance	$153,239	$14,317	$9,804	$177,360	$151,120	$14,317	$9,443	$174,880
Impairment	—	—	(9,434)	(9,434)	—	—	—	—
Other	(820)	—	—	(820)	2,119	—	(731)	1,388
Foreign currency impact	—	—	(370)	(370)	—	—	1,092	1,092

Ending balance	$152,419	$14,317	$—	$166,736	$153,239	$14,317	$9,804	$177,360

Other, in the table above, relates to adjustments to the fair value of assets acquired and liabilities assumed and to income tax adjustments affecting the fair value of assets acquired and liabilities assumed related to the Crisa acquisition, and adjustments to the fair value of assets acquired and liabilities assumed related to the Royal Leerdam acquisition.

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method, which incorporates the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2008 and 2007 did not indicate an impairment of goodwill. However, the severe global economic downturn during the later part of the fourth quarter of 2008 represented a significant adverse change in our business environment, which was considered an indicator of impairment. An updated goodwill impairment analysis was performed as of December 31, 2008. As a result of this analysis, goodwill impairment of $9.4 million was recorded in our International operations, and was included in Impairment of goodwill on the Consolidated Statement of Operations.

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2008	2007

Land	$23,744	$23,859
Buildings	82,496	81,010
Machinery and equipment	417,544	410,183
Furniture and fixtures	14,296	13,735
Software	21,241	21,381
Construction in progress	20,763	14,783

Gross property, plant and equipment	580,084	564,951
Less accumulated depreciation	262,498	235,174

Net property, plant and equipment	$317,586	$329,777

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $42.9 million, $39.9 million and $33.8 million for the years 2008, 2007, and 2006, respectively.

During 2008, we recorded $9.7 million of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. This charge was included in Special charges on the Consolidated Statement of Operations. Under SFAS No. 144, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The announcement of the closure of the Syracuse China reporting unit indicated that the carrying value of our long-lived assets may not be recoverable and we performed an impairment review. We then recorded impairment charges for property, plant and equipment to the extent the amounts by which the carrying amounts of these assets exceeded their fair values. Fair value was determined by appraisals. See note 9 for further discussion of these and other special charges.

In addition, we wrote off certain fixed assets within our North American Glass reporting segment that had become idled and were no longer being used in our production process. A non-cash charge of $4.5 million was recorded in cost of sales on the Consolidated Statement of Operations. See note 9 for further discussion of these special charges.

8.	Borrowings

On June 16, 2006, Libbey Glass Inc. issued $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) due June 1, 2011, and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes), due December 1, 2011. Concurrently, Libbey Glass Inc. entered into a new $150 million Asset Based Loan facility (ABL Facility) expiring December 16, 2010.

Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $44.6 million at December 31, 2008 and $89.7 million at December 31, 2007. However, we were greatly impacted by recessionary pressures in 2008, especially during the fourth quarter of the year, and we anticipate that the global economic recession will continue throughout 2009 and perhaps beyond. In addition, interest on our PIK Notes will be payable in cash beginning December 1, 2009. Although we have taken a number of steps to enhance our liquidity in 2008 and to date in 2009 (including those announced in February, 2009), if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and capital markets have become exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK notes expire in December 2011. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so. However, based upon our operating plans and current forecast expectations including that the global economy does not deteriorate further, we anticipate that we will generate positive cash flow from operations and, if necessary, have sufficient cash availability from our ABL Facility to meet our liquidity needs for at least one year beyond December 31, 2008.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Borrowings consist of the following:

	Interest		December 31,	December 31,
	Rate	Maturity Date	2008	2007

Borrowings under ABL facility	Floating	December 16, 2010	$34,538	$7,366
Senior notes	Floating(1)	June 1, 2011	306,000	306,000
PIK notes(2)	16.00%	December 1, 2011	148,946	127,697
Promissory note	6.00%	January 2009 to September 2016	1,666	1,830
Notes payable	Floating	January 2009	3,284	622
RMB loan contract	Floating	July 2012 to January 2014	36,675	34,275
RMB working capital loan	Floating	March 2010	7,335	6,855
Obligations under capital leases	Floating	January 2009 to May 2009	302	1,018
BES Euro line	Floating	January 2010 to January 2014	15,507	15,962
Other debt	Floating	September 2009	630	1,432

Total borrowings			554,883	503,057
Less — unamortized discounts and warrants			4,626	6,423

Total borrowings — net			550,257	496,634
Less — current portion of borrowings			4,401	1,535

Total long-term portion of borrowings — net			$545,856	$495,099

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay the semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.

Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2009	2010	2011	2012	2013	Thereafter

$4,401	$43,638	$457,411	$13,590	$21,765	$14,078

ABL Facility

The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.0 percent and 1.75 percent, respectively, at December 31, 2008. There were no Libbey Glass borrowings under the facility at December 31, 2008 and December 31, 2007, while Libbey Europe had outstanding borrowings of $34.5 million and $7.4 million at December 31, 2008 and December 31, 2007, respectively. The interest rate was 5.02 percent and 6.63 percent at

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008 and December 31, 2007, respectively. Interest is payable on the last day of the interest period, which can range from one month to six months.

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

We pay a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at December 31, 2008. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $15.0 million. If our aggregate unused ABL availability falls below $15.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation, amortization and minority interest (EBITDA) minus capital expenditures to fixed charges (EBITDA minus capital expenditures / fixed charges). Among the items included in the calculation of fixed charges are: cash interest expense, scheduled principal payments on outstanding debt and capital lease obligations, taxes paid in cash, dividends paid in cash and required cash contributions to our pension plans in excess of expense.

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

The available total borrowing base is offset by real estate and ERISA reserves totaling $9.2 million and mark-to-market reserves for natural gas and interest rate swaps of $15.2 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At December 31, 2008, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $44.6 million at December 31, 2008 and $89.7 million at December 31, 2007.

Senior Notes

Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The stated interest rate was 9.57 percent at December 31, 2008.

We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at December 31, 2008, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 0.9 years at December 31, 2008. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 9.57 percent per year at December 31, 2008. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties’ credit ratings were rated AA- or better as of December 2008, by Standard and Poors.

The fair market value for the Rate Agreements at December 31, 2008, was a $6.8 million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.

The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 21). The Senior Notes and related guarantees have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s ABL Facility. The Collateral does not include the assets of non-guarantor subsidiaries that secure the ABL Facility.

PIK Notes

Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16.0 percent senior subordinated secured pay-in-kind notes due 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes. Interest on PIK notes is payable in cash beginning on December 1, 2009. At December 31, 2008, the total principal balance of the PIK Notes, including additional PIK Notes issued as payment for interest, was $148.9 million.

The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 21). The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.

Promissory Note

In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2008, and December 31, 2007, we had $1.7 million and $1.8 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Notes Payable

We have an overdraft line of credit for a maximum of €2.3 million. The $3.3 million outstanding at December 31, 2008, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.58 percent. Interest with respect to the note payable is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $36.7 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of December 31, 2008, the annual interest rate was 7.01 percent. As of December 31, 2008, the outstanding balance was RMB 250.0 million (approximately $36.7 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.9 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.

RMB Working Capital Loan

In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with CCB. The 3-year term loan matures on March 14, 2010, has a current interest rate of 7.56 percent, and is secured by a Libbey Inc. guarantee. At December 31, 2008, the U.S. dollar equivalent on the line was $7.3 million. Interest is payable quarterly.

Obligations Under Capital Leases

We lease certain machinery and equipment under agreements that are classified as capital leases. These leases were assumed in the Crisal acquisition. The cost of the equipment under capital leases is included in the Consolidated Balance Sheets as property, plant and equipment, and the related depreciation expense is included in the Consolidated Statements of Operations.

The future minimum lease payments required under the capital leases as of December 31, 2008 are $0.3 million, all due within one year.

BES Euro Line

In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.5 million) with Banco Espírito Santo, S.A. (BES). The $15.5 million outstanding at December 31, 2008, was the U.S. dollar equivalent under the line at an interest rate of 6.75 percent. Payment of principal in the amount of €1.1 million (approximately $1.6 million) is due in January 2010, payment of €1.6 million (approximately $2.3 million) is due in January 2011, payment of €2.2 million (approximately $3.1 million) is due in January 2012, payment of €2.8 million (approximately $3.9 million) is due in January 2013 and payment of €3.3 million (approximately $4.6 million) is due in January 2014. Interest with respect to the line is paid every six months.

Other Debt

The other debt of $0.6 million consists primarily of government-subsidized loans for equipment purchases at Crisal.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Borrowings

The fair value of the Company’s debt has been calculated based on quoted market prices for the same or similar issues. Our floating rate $306 million Senior Notes due June, 2011 had an estimated fair value of $104.0 million at December 31, 2008. The $148.9 million PIK notes have been held by a single holder since inception, and there is no active market from which a fair value could be derived. The value of the remainder of our debt approximates carrying value. At December 31, 2007, we believed that the carrying amounts reasonably approximated the fair values of the outstanding debt issues for all of our borrowings.

9.	Special Charges

Capacity Realignment

In August, 2004, we announced that we were re-aligning our production capacity in order to improve our cost structure. In mid-February, 2005, we ceased operations at our manufacturing facility in City of Industry, California, and began realignment of production among our other domestic glass manufacturing facilities.

The following table summarizes the capacity realignment charge incurred in 2006:

December 31,
2006

Net gain on land sale	$(359)
Employee termination cost & other	61

Included in special charges	(298)

Total pretax capacity realignment charge	$(298)

The 2006 activity reflects changes in accounting estimate of the reserves on the employee termination costs and the site clean up costs. These charges were recorded in the North American Glass reporting segment. There were no special charges incurred in 2008 or 2007 related to the capacity realignment.

Salaried Workforce Reduction Program

In the second quarter of 2005, we announced a ten percent reduction of our North American salaried workforce, or approximately 70 employees, in order to reduce our overall costs.

The following table summarizes the salaried workforce reduction charge incurred in 2006:

December 31,
2006

Employee termination costs	$(70)

Included in special charges	(70)

Total pretax salaried workforce reduction charge	$(70)

The 2006 activity represents a change in accounting estimate of our employee termination reserve as of December 31, 2006. There were no special charges incurred in 2008 or 2007 related to the salaried workforce reduction program.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following reflects the balance sheet activity related to the salaried workforce reduction program for the years ended December 31, 2008 and December 31, 2007:

	Balance at				Balance at
	January 1,	Total Credit	Cash	Non-cash	December 31,
	2008	to Earnings	Payments	Utilization	2008

Employee termination costs	$38	$—	$(38)	$—	$—

Total	$38	$—	$(38)	$—	$—

	Balance at				Balance at
	January 1,	Total Credit	Cash	Non-cash	December 31,
	2007	to Earnings	Payments	Utilization	2007

Employee termination costs	$219	$—	$(181)	$—	$38

Total	$219	$—	$(181)	$—	$38

The employee termination costs for 2007 are included in accrued special charges on the Consolidated Balance Sheets. These charges were recorded in the North American Glass and North American Other reporting segments.

Crisa Restructuring

In June 2006, we announced plans to consolidate Crisa’s two principal manufacturing facilities into one facility and to discontinue certain product lines in order to reduce fixed costs (“Project Tiger”). As part of the consolidation plan, a $3.2 million severance reserve was established related to statutory severance obligations for approximately 650 employees.

The following table summarizes the Crisa restructuring charge incurred in 2006 within the North American Glass segment:

December 31,
2006

Inventory write-down	$2,158

Included in cost of sales	2,158
Fixed asset write-down	16,702

Included in special charges	16,702

Total Crisa restructuring charge	$18,860

There were no special charges incurred in 2008 or 2007 related to the Crisa restructuring program.

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

Facility Closures

In December 2008, we announced that the Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs, and we accordingly recorded a pretax charge of $29.1 million. The principal components of the charge included fixed asset write-

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

downs, inventory write-downs, employee severance related costs for the approximately 305 employees impacted by the closures and pension and postretirement charges.

We performed an analysis to determine the appropriate carrying value of inventory located at Syracuse China and Mira Loma. A lower of cost or market adjustment was recorded in the fourth quarter of 2008 in the amount of $9.8 to properly state our ending inventory values. This charge was included in cost of sales on the Consolidated Statements of Operations.

In the fourth quarter of 2008, we recorded a $9.7 million reduction in the carrying value of our long-lived assets in accordance with SFAS No. 144. Under SFAS No. 144, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The announcement of the closure of the Syracuse China reporting unit indicated that the carrying value of our long-lived assets may not be recoverable and we performed an impairment review. We then recorded impairment charges, for property, plant and equipment, based upon the amounts by which the carrying amounts of these assets exceeded their fair values. Fair value was determined by independent outside appraisals. This charge was included in special charges on the Consolidated Statements of Operations.

We recorded a charge of $9.0 million related to the announced closures for employee-related costs and other. Of this amount, $4.2 million was included in cost of sales in the Consolidated Statements of Operations for pension and non-pension postretirement welfare costs. An additional $4.8 million included primarily severance, medical benefits and outplacement services for the employees. This amount was included in special charges in the Consolidated Statements of Operations.

Further, depreciation expense was increased by $0.3 million at Syracuse in 2008 to reflect the shorter remaining life of the assets. This was recorded in cost of sales on the Consolidated Statements of Operations, in the North American Other reporting segment.

In addition, natural gas hedges in place for the Syracuse China facility are no longer deemed effective, as the forecasted transactions related to these contracts are not probable of occurring. This resulted in a charge of $0.4 million to other income (expense) on the Consolidated Statements of Operations, in the North American Other reporting segment. See note 15 for further discussion of derivatives.

The following table summarizes the facility closure charge in 2008:

	December 31, 2008
	North	North
	American	American
	Glass	Other	Total

Inventory write-down	$192	$9,576	$9,768
Pension & postretirement welfare	—	4,170	4,170
Fixed asset depreciation	—	261	261

Included in cost of sales	192	14,007	14,199
Fixed asset write-down	65	9,660	9,725
Employee termination cost & other	618	4,202	4,820

Included in special charges	683	13,862	14,545
Ineffectiveness of natural gas hedge	—	(383)	(383)

Included in other income(expense)	—	(383)	(383)

Total pretax charge	$875	$28,252	$29,127

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2008:

	Reserve					Reserve
	Balances	Total		Inventory &		Balances at
	at January 1,	Charge to	Cash	Fixed Asset	Non-Cash	December 31,
	2008	Earnings	Payments	Write Downs	Utilization	2008

Inventory write-down	$—	$9,768	$—	$(9,768)	$—	$—
Pension & postretirement welfare	—	4,170	—	—	(4,170)	—
Fixed asset depreciation	—	261	—	—	(261)	—
Fixed asset write-down	—	9,725	—	(9,725)	—	—
Employee termination cost & other	—	4,820	(8)	—	(564)	4,248
Ineffectiveness of natural gas hedges	—	383	—	—	(383)	—

Total	$—	$29,127	$(8)	$(19,493)	$(5,378)	$4,248

The ending balance of $4.2 million for 2008 was included in accrued special charges on the Consolidated Balance Sheets and we expect this to result in cash payments in 2009. These charges were recorded in the North American Other and North American Glass reporting segments in 2008.

Intangible Asset Impairment

Goodwill and intangible assets were tested for impairment in accordance with SFAS No. 142 and an impairment charge was incurred in the amount of $11.9 million for both goodwill and intangibles associated with Royal Leerdam and Crisal, which are in our International reporting segment. $9.4 million of this charge was included in impairment of goodwill and $2.5 million was recorded in special charges on the Consolidated Statements of Operations. For further discussion of goodwill and intangibles impairment, see note 6.

Fixed asset Impairment

During 2008, we wrote down certain fixed assets within our North American Glass segment that had become idled and no longer were being used in our production process. The non-cash charge of $4.5 million was included in cost of sales on the Consolidated Statements of Operations.

Summary of Total Special Charges

The following table summarizes the special charges mentioned above and their classifications in the Consolidated Statements of Operations:

	December 31,	December 31,	December 31,
	2008	2007	2006

Cost of sales	$18,681	$—	$2,158
Impairment of goodwill	9,434	—	—
Special charges	17,000	—	16,334
Other income (expense)	(383)	—	—
Interest expense	—	—	4,906

Total special charges	$45,498	$—	$23,398

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes

The provisions (benefits) for income taxes were calculated based on the following components of earnings (loss) before income taxes:

Year Ended December 31,	2008	2007	2006

United States	$(79,496)	$(11,871)	$(13,295)
Non-U.S.	5,347	20,862	(15,285)

Total (loss) earnings before tax	$(74,149)	$8,991	$(28,580)

The current and deferred provisions (benefits) for income taxes were:

Year Ended December 31,	2008	2007	2006

Current:
U.S. federal	$(724)	$(6,768)	$(7,502)
Non-U.S.	2,798	3,207	3,059
U.S. state and local	181	132	(85)

Total current income tax provision (benefit)	2,255	(3,429)	(4,528)

Deferred:
U.S. federal	1,855	16,752	1,409
Non-U.S.	2,204	(2,183)	(4,199)
U.S. state and local	—	158	(429)

Total deferred income tax provision (benefit)	4,059	14,727	(3,219)

Total:
U.S. federal	1,131	9,984	(6,093)
Non-U.S.	5,002	1,024	(1,140)
U.S. state and local	181	290	(514)

Total income tax provision (benefit)	$6,314	$11,298	$(7,747)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The significant components of our deferred income tax assets and liabilities are as follows:

December 31,	2008	2007

Deferred income tax assets:
Pension	$31,305	$18,099
Nonpension postretirement benefits	22,244	18,181
Other accrued liabilities	30,733	21,542
Receivables	2,414	1,843
Net operating loss carry forwards	30,379	8,923
Tax credits	8,862	8,016

Total deferred income tax assets	125,937	76,604

Deferred income tax liabilities:
Property, plant and equipment	23,102	29,032
Inventories	7,400	9,360
Intangibles and other assets	12,920	12,964

Total deferred income tax liabilities	43,422	51,356

Net deferred income tax asset before valuation allowance	82,515	25,248
Valuation allowance	(87,442)	(28,855)

Net deferred income tax liability	$(4,927)	$(3,607)

The net deferred income tax assets at December 31 of the respective year-ends were included in the Consolidated Balance Sheet as follows:

December 31,	2008	2007

Noncurrent deferred income tax asset	$—	$855
Current deferred income tax liability	(1,279)	(4,462)
Noncurrent deferred income tax liability	(3,648)	—

Net deferred income tax (liability) asset	$(4,927)	$(3,607)

The 2008 deferred income tax asset for net operating loss carry forwards of $30.4 million relates to pre-tax losses incurred in the Netherlands of $17.7 million, in Mexico of $5.0 million, in Portugal of $14.3 million, in China of $8.8 million, in U.S. federal jurisdiction of $51.4 million and in U.S. state jurisdictions of $11.9 million. During 2008, we wrote off $14.0 million in U.S. state net operating loss carry forwards, which carried a full valuation allowance, due to the closure of facilities or changes in state law. Our foreign net operating loss carry forwards of $45.8 million will expire before 2019. Our federal U.S. net operating loss carry forward of $51.4 million will expire before 2029. The U.S. state net operating loss carry forward of $11.9 million will expire by 2023. The 2007 deferred asset for net operating loss carry forwards of $8.9 million relates to pre-tax losses incurred in the Netherlands of $14.9 million, in Mexico of $6.9 million, in Portugal of $11.7 million, and in U.S. state jurisdictions of $23.1 million. The 2007 U.S. federal net operating loss was carried back to offset taxable income reported in previous years; therefore, no deferred income tax asset was established.

The Company has a tax holiday in China, which will expire in 2013. The Company recognized no benefit from the tax holiday in 2008 or 2007.

The 2008 deferred tax credits of $8.9 million consist of $2.0 million of U.S. federal tax credits and $6.9 million of foreign credits. During 2008 we wrote off $1.7 million in U.S. state credits, which carried a full valuation allowance, due to the closure of facilities or changes in state law. The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested, general

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

business credits and alternative minimum tax credits. The foreign credits of $6.9 million can be carried forward indefinitely. The 2007 deferred tax credits of $8.0 million consist of $1.7 million of U.S. federal tax credits, $1.7 million of U.S. state tax credits and $4.6 million of foreign credits.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized on a quarterly basis or whenever events indicate that a review is required. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those temporary differences reverse. As a result, we consider the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset as well as all other positive and negative evidence.

The valuation allowance activity for the years ended December 31 is as follows:

Year Ended December 31,	2008		2007		2006

Beginning balance	$28,855		$6,575		$3,033
Charged to provision for income taxes	37,247		18,917		2,942
Charged (credited) to other accounts	21,340	(1)	3,363	(1)	600	(2)

Ending balance	$87,442		$28,855		$6,575

(1)	Increase relates principally to changes in Accumulated Other Comprehensive Income.

(2)	Increase relates to valuation allowance recorded through acquisition goodwill.

The valuation allowance increased to $87.4 million at December 31, 2008 from $28.9 million at December 31, 2007. This increase was primarily attributable to increases in net operating loss carry forwards, long-lived asset impairment charges and pension and non-pension postretirement benefits. Furthermore, a valuation allowance was recorded for the net deferred tax assets in Portugal. The valuation allowance increased to $28.9 million at December 31, 2007 from $6.6 million at December 31, 2007. The increase was primarily attributable to the increase of our U.S. valuation allowance to record a full valuation allowance against these assets due to the near term effects on U.S. profitability of increasing interest expense and the general softening of the U.S. economy and its related impact on consumer demand. The valuation allowance increased to $6.6 million at December 31, 2006 from $3.0 at December 31, 2005. The increase is primarily due to the valuation allowances placed against the non-U.S. net operating losses in the Netherlands and certain legal entities in Mexico.

Reconciliation from the statutory U.S. federal income tax rate of 35.0% to the consolidated effective income tax rate was as follows:

Year Ended December 31,	2008	2007	2006

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	4.7	(73.2)	3.9
U.S. state and local income taxes, net of related U.S. federal income taxes	(0.2)	6.2	1.7
U.S. federal credits	1.0	(5.9)	0.5
Foreign permanent adjustments	(2.6)	32.1	1.7
Foreign federal credits	4.8	(69.2)	—
Valuation allowance	(50.3)	210.5	(10.8)
Other	(0.9)	(9.8)	(4.9)

Consolidated effective income tax rate	(8.5)%	125.7%	27.1%

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Significant components of our refundable and prepaid income taxes, classified in the Consolidated Balance Sheet as prepaid and other current assets, are as follows:

December 31,	2008	2007

U.S. federal	$1,102	$5,804
Non-U.S.	1,276	(167)
U.S. state and local	(76)	884

Total prepaid income taxes	$2,302	$6,521

U.S. income taxes and non-U.S. withholding taxes were not provided for on a cumulative total of approximately $53.3 million at December 31, 2008 and $35.0 million in 2007 of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in the non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.

The company is subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, the company establishes reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

At December 31, 2008 and 2007, we had $2.3 million and $2.7 million, respectively, of total gross unrecognized tax benefits, of which approximately $0.9 million and $1.3 million, respectively, would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2008	2007

Beginning balance	$2,729	$7,162
Additions based on tax positions related to the current year	29	143
Additions for tax positions of prior years	1,567	1,090
Reductions for tax positions of prior years	(1,020)	(2,754)
Reductions due to lapse of statute of limitations	(1,004)	(2,201)
Reductions due to settlements with tax authorities	—	(711)

Ending balance	$2,301	$2,729

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We recognized a $0.5 benefit in 2008 and a $0.2 benefit in 2007 in our Consolidated Statements of Operations from a reduction in interest and penalties for uncertain tax positions. At December 31, 2008, we had $2.5 million and $3.0 million accrued for interest and penalties respectively, net of tax benefit at December 31, 2008 and December 31, 2007, respectively.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2008, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years

Canada	2005-2008
China	2006-2008
Mexico	2003-2008
Netherlands	2006-2008
Portugal	2005-2008
United States	2004-2008

We are currently under examination by the U.S. Internal Revenue Service for our 2006 and 2007 tax years but, due to the status of the exam, it is not practicable to estimate the impact of potential settlement. We do not anticipate a significant change in the total amount of unrecognized income tax benefits within the next twelve months.

11.	Pension

We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries Royal Leerdam and Crisa. The Crisa plan is not funded.

Effect on Operations

The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans			Non-U.S. Plans			Total
Year Ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost (benefits earned during the period)	$5,388	$5,923	$5,998	$1,669	$1,849	$1,479	$7,057	$7,772	$7,477
Interest cost on projected benefit obligation	15,634	14,606	13,824	4,729	4,013	2,727	20,363	18,619	16,551
Expected return on plan assets	(17,567)	(16,039)	(15,732)	(3,265)	(2,750)	(2,287)	(20,832)	(18,789)	(18,019)
Amortization of unrecognized:
Prior service cost (credit)	2,381	2,086	2,083	(212)	(187)	(177)	2,169	1,899	1,906
Actuarial loss	1,308	2,140	2,552	293	347	151	1,601	2,487	2,703
Transition obligations	—	—	—	142	143	185	142	143	185
Curtailment charge	1,070	—	—	—	—	—	1,070	—	—
Settlement charge	—	—	2,045	—	—	—	—	—	2,045

Pension expense	$8,214	$8,716	$10,770	$3,356	$3,415	$2,078	$11,570	$12,131	$12,848

We incurred a pension curtailment charge of $1.1 million in the fourth quarter of 2008 related to the announced closing of our Syracuse China plant. See note 9 for further discussion. We incurred pension settlement charges of $2.0 million during December, 2006. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Actuarial Assumptions

Following are the assumptions used to determine the financial statement impact for our pension plan benefits for 2008, 2007 and 2006:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.41% to 6.48%	6.16% to 6.32%	5.82% to 5.91%	5.70% to 8.50%	5.50% to 8.50%	4.50% to 8.75%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.75%	6.00%	6.50%	6.50%
Rate of compensation increase	2.63% to 5.25%	3.00% to 6.00%	3.00 to 6.00%	2.00% to 4.30%	2.00% to 4.30%	2.00% to 3.50%

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

Sensitivity to changes in key assumptions, based on year-end data, is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $1.6 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.2 million.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2008	2007	2008	2007	2008	2007

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$253,814	$253,301	$72,772	$65,743	$326,586	$319,044
Service cost	5,388	5,923	1,669	1,849	7,057	7,772
Interest cost	15,634	14,606	4,729	4,013	20,363	18,619
Plan amendments	688	2,537	—	—	688	2,537
Exchange rate fluctuations	—	—	(7,897)	4,593	(7,897)	4,593
Actuarial (gains) loss	(5,040)	(7,057)	(7,089)	(2,427)	(12,129)	(9,484)
Plan participants’ contributions	—	—	1,090	1,099	1,090	1,099
Curtailments	(258)	—	—	—	(258)	—
Benefits paid	(13,355)	(15,496)	(4,377)	(2,098)	(17,732)	(17,594)

Projected benefit obligation, end of year	$256,871	$253,814	$60,897	$72,772	$317,768	$326,586

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$206,943	$199,023	$49,304	$41,458	$256,247	$240,481
Actual return on plan assets	(44,671)	12,376	(3,362)	1,046	(48,033)	13,422
Exchange rate fluctuations	—	—	(2,039)	5,108	(2,039)	5,108
Employer contributions	21,437	11,040	4,866	2,691	26,303	13,731
Plan participants’ contributions	—	—	1,090	1,099	1,090	1,099
Benefits paid	(13,355)	(15,496)	(4,377)	(2,098)	(17,732)	(17,594)

Fair value of plan assets, end of year	$170,354	$206,943	$45,482	$49,304	$215,836	$256,247

Funded ratio	66.3%	81.5%	74.7%	67.8%	67.9%	78.5%
Funded status and net accrued pension benefit cost	$(86,517)	$(46,871)	$(15,415)	$(23,468)	$(101,932)	$(70,339)

The 2008 net accrued pension benefit cost of $101.9 million is represented by a non current asset in the amount of $9.4 million, a current liability in the amount of $1.8 million and a long-term liability in the amount of $109.5 million on the Consolidated Balance Sheet. The 2007 net accrued pension benefit cost of $70.3 million is represented by a non current asset in the amount of $3.3 million, a current liability in the amount of $1.9 million and a long-term liability in the amount of $71.7 million on the Consolidated Balance Sheet. The current portion reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2008 and 2007, are as follows:

December 31,	2008	2007	2008	2007	2008	2007

Net loss	$87,771	$31,933	$6,483	$9,765	$94,254	$41,698
Prior service cost	12,306	15,275	1,905	1,809	14,211	17,084
Transition obligation	—	—	574	861	574	861

Total cost	$100,077	$47,208	$8,962	$12,435	$109,039	$59,643

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2008, that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

	U.S. Plans	Non-U.S. Plans	Total

Net loss	$1,268	$376	$1,644
Prior service cost (credit)	2,242	(207)	2,035
Transition obligation	—	113	113

Total cost	$3,510	$282	$3,792

We contributed $21.4 million to the U.S. pension plans in 2008, compared to $11.0 million in 2007. We contributed $4.9 million in 2008 to the non-U.S. pension plan compared to $2.7 million in 2007. It is difficult to estimate future cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. However, at this time, we anticipate making cash contributions of approximately $12.8 million into the U.S. pension plans and $3.4 million into the non-U.S. pension plans in 2009.

Pension benefit payment amounts are anticipated to be paid from the plans as follows:

Year	U.S. Plans	Non-U.S. Plans	Total

2009	$16,890	$2,525	$19,415
2010	$16,402	$2,577	$18,979
2011	$16,906	$2,809	$19,715
2012	$17,656	$2,849	$20,505
2013	$18,597	$3,146	$21,743
2014-2018	$100,952	$22,436	$123,388

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan asset at December 31, 2008 and 2007 were as follows:

December 31, 2008	U.S. Plans	Non-U.S. Plans	Total

Projected benefit obligation	$256,871	$24,767	$281,638
Accumulated benefit obligation	$252,228	$20,832	$273,060
Fair value of plan assets	$170,354	$—	$170,354

December 31, 2007	U.S. Plans	Non-U.S. Plans	Total

Projected benefit obligation	$253,814	$26,720	$280,534
Accumulated benefit obligation	$246,532	$21,980	$268,512
Fair value of plan assets	$206,943	$—	$206,943

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2008 and 2007 and the target allocation for 2009, by asset category, are as follows.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

	Target
	Allocation	Percentage of Plan Assets at Year End
U.S. Plans Asset Category	2009	2008	2007

Equity securities	55%	44%	59%
Debt securities	25%	37%	26%
Real estate	5%	4%	4%
Other	15%	15%	11%

Total	100%	100%	100%

The asset allocation for our Royal Leerdam pension plans at the end of 2008 and 2007 and the target allocation for 2009, by asset category, are as follows.

	Target
	Allocation	Percentage of Plan Assets at Year End
Non-U.S. Plans Asset Category	2009	2008	2007

Equity securities	34%	24%	29%
Debt securities	51%	58%	53%
Real estate	10%	12%	13%
Other	5%	6%	5%

Total	100%	100%	100%

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

12.	Nonpension Postretirement Benefits

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans			Non-U.S. Plans			Total
Year Ended December 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost (benefits earned during the period)	$1,099	$795	$743	$1	$1	$2	$1,100	$796	$745
Interest cost on projected benefit obligation	2,979	2,245	2,050	129	94	95	3,108	2,339	2,145
Amortization of unrecognized:							—	—	—
Prior service cost (credit)	2,967	(884)	(884)	—	—	—	2,967	(884)	(884)
(Gain) loss	239	79	45	(33)	(51)	(64)	206	28	(19)

Nonpension postretirement benefit expense	$7,284	$2,235	$1,954	$97	$44	$33	$7,381	$2,279	$1,987

Prior service cost for 2008 includes a charge of $3.1 million to write off unrecognized prior service cost related to the announced closure of our Syracuse China manufacturing operation. See note 9 for further discussion.

Actuarial Assumptions

The following are the actuarial assumptions used to determine the benefit obligations and pretax income effect for our nonpension postretirement benefits:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.36%	6.16%	5.77%	5.89%	5.14%	4.87%
Initial health care trend	7.50%	8.00%	8.50%	7.50%	8.00%	8.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	5	7	7	5	7	7

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

Sensitivity to changes in key assumptions is as follows:

•	A 1.0 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•	A 1.0 percent change in the discount rate would change the nonpension postretirement expense by $0.3 million.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Postretirement Benefit Obligation

The components of our nonpension postretirement benefit obligation are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2008	2007	2008	2007	2008	2007

Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$46,878	$39,802	$2,317	$1,945	$49,195	$41,747
Service cost	1,099	795	1	1	1,100	796
Interest cost	2,979	2,245	129	94	3,108	2,339
Plan participants’ contributions	1,092	1,235	70	212	1,162	1,447
Plan amendments	3,429	4,209	—	—	3,429	4,209
Actuarial (gain) loss	8,292	4,240	240	13	8,532	4,253
Exchange rate fluctuations	—	—	(560)	419	(560)	419
Benefits paid	(3,915)	(5,648)	(170)	(367)	(4,085)	(6,015)

Benefit obligation, end of year	$59,854	$46,878	$2,027	$2,317	$61,881	$49,195

Funded status and accrued benefit cost	$(59,854)	$(46,878)	$(2,027)	$(2,317)	$(61,881)	$(49,195)

The 2008 net accrued postretirement benefit cost of $61.9 million is represented by a current liability in the amount of $4.7 million and a long-term liability in the amount of $57.2 million on the Consolidated Balance Sheet. The 2007 net accrued postretirement benefit cost of $49.2 million is represented by a current liability in the amount of $3.5 million and a long-term liability in the amount of $45.7 million on the Consolidated Balance Sheet.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2008, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2008	2007	2008	2007	2008	2007

Net loss (gain)	$15,347	$6,962	$(597)	$(1,015)	$14,750	$5,947
Prior service cost (credit)	2,091	1,960		—	2,091	1,960

Total cost (credit)	$17,438	$8,922	$(597)	$(1,015)	$16,841	$7,907

The pre-tax amounts in accumulated other comprehensive loss of December 31, 2008, that are expected to be recognized as a credit to net periodic benefit cost during 2009 are as follows:

	U.S. Plans	Non U.S. Plans	Total

Net loss (gain)	$821	$(30)	$791
Prior service credit	(512)		(512)

Total credit	$309	$(30)	$279

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year	U.S. Plans	Non U.S. Plans	Total

2009	$4,527	$157	$4,684
2010	$4,872	$159	$5,031
2011	$5,263	$160	$5,423
2012	$5,736	$157	$5,893
2013	$5,734	$155	$5,889
2014-2018	$27,732	$740	$28,472

Prior to September 1, 2008, we also provided retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This was an insured, premium-based arrangement. Related to this plan, approximately $0.5 million, $0.5 million and $0.7 million were charged to expense for the years ended December 31, 2008, 2007 and 2006, respectively. During the second quarter of 2008, we amended our U.S. non-pension postretirement plans to cover employees and retirees previously covered under the multi-employer plan. This plan amendment was effective September 1, 2008 and resulted in a charge of $3.4 million to other comprehensive loss during the second quarter of 2008.

13.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31,	2008	2007	2006

Numerator for earnings per share — net (loss) income that is available to common shareholders	$(80,463)	$(2,307)	$(20,899)

Denominator for basic earnings per share — weighted-average shares outstanding	14,671,500	14,472,011	14,182,314

Effect of dilutive securities(1)	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	14,671,500	14,472,011	14,182,314

Basic loss per share	$(5.48)	$(0.16)	$(1.47)

Diluted loss per share	$(5.48)	$(0.16)	$(1.47)

(1)	The effect of employee stock options, warrants, restricted stock units, performance shares and the employee stock purchase plan (ESPP), 237,802, 283,009 and 11,584 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.

When applicable, diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

14.	Employee Stock Benefit Plans

We have three stock-based employee compensation plans. We also have an Employee Stock Purchase Plan (ESPP) under which eligible employees may purchase a limited number of shares of Libbey Inc. common stock at a discount. As a cost savings initiative, we have announced that the ESPP will be terminated effective May 31, 2009.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Equity Participation Plan Program Description

We have three equity participation plans: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and (3) the Libbey Inc. 2006 Omnibus Incentive Plan. Although options previously granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. remain outstanding, no further grants of equity-based compensation may be made under those plans. However, up to a total of 1,500,000 shares of Libbey Inc. common stock are available for issuance as equity-based compensation under the Libbey Inc. 2006 Omnibus Incentive Plan. Under the Libbey Inc. 2006 Omnibus Incentive Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2008, there were grants of 147,976 stock options, 80,368 performance shares, 100,725 restricted stock units and 1,500 stock appreciation rights. During 2007, there were grants of 284,122 stock options, 71,644 performance shares, 190,304 restricted stock units and 4,500 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2008, is generally four years. Stock options are amortized over the vesting period using the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25” (FIN 28), expense attribution methodology. The impact of applying the provisions of SFAS No. 123-R is a pre-tax compensation expense of $3.5 million, $3.4 million and $1.3 million in selling, general and administrative expenses in the Consolidated Statement of Operations for 2008, 2007 and 2006, respectively.

Non-Qualified Stock Option and Employee Stock Purchase Plan (ESPP) Information

We have an ESPP under which 950,000 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminates on May 31, 2009. In 2008 and 2007, shares issued under the ESPP totaled 113,247 and 105,453, respectively. At December 31, 2008, 456,200 shares were available for issuance under the ESPP. At December 31, 2007, 469,447 shares were available for issuance under the ESPP. Repurchased common stock is being used to fund the ESPP.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A participant may elect to have payroll deductions made during the offering period in an amount not less than 2 percent and not more than 20 percent of the participant’s compensation during the option period. The option period starts on the offering date (June 1st) and ends on the exercise date (May 31st). In no event may the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or the successor corporation or a parent or subsidiary of such successor corporation will substitute an equivalent option. Compensation expense for 2008, 2007 and 2006 related to the ESPP is $0.6 million, $0.5 million and $0.4 million, respectively.

Stock option compensation expense of $1.1 million, $0.8 million and $0.3 million is included in the Consolidated Statements of Operations for 2008, 2007 and 2006, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were 147,976 stock option grants made during 2008. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during 2008 is $7.34. There were 284,132 and 10,000 stock option grants made during 2007 and 2006, respectively. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of option granted during 2007 and 2006 was $7.22 and $3.32, respectively. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions:

	2008	2007	2006

Stock option grants:
Risk-free interest	3.30%	4.64%	4.57%
Expected term	6.3 years	6.1 years	6.5 years
Expected volatility	48.20%	47.40%	37.90%
Dividend yield	0.65%	0.71%	3.19%
Employee Stock Purchase Plan:
Risk-free interest	2.18%	4.91%	4.99%
Expected term	12 months	12 months	12 months
Expected volatility	57.30%	60.04%	58.30%
Dividend yield	0.89%	0.43%	2.20%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•	The expected term represents the period of time the options are expected to be outstanding. Additionally, we use historical data to estimate option exercises and employee forfeitures. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed based on historic stock prices commensurate with the expected term of the option. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Information with respect to our stock option activity for 2008, 2007, and 2006 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price per	Contractual life	Intrinsic
Options	Shares	Share	(In years)	Value

Outstanding balance at December 31, 2005	1,555,556	$28.04	6	$—
Granted	10,000	10.20
Exercised	—	—
Canceled	(153,930)	28.03

Outstanding balance at December 31, 2006	1,411,626	27.43	5	$100
Granted	284,132	14.60
Exercised	(7,920)	11.11
Canceled	(167,542)	31.26

Outstanding balance at December 31, 2007	1,520,296	24.67	5	$1,181
Granted	147,976	15.08
Exercised	—	—
Canceled	(194,295)	34.98

Outstanding balance at December 31, 2008	1,473,977	$22.37	5	$—

Exercisable at December 31, 2008	1,076,152	$25.16		$—

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. SFAS No. 123-R requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows. There were no stock options exercised during 2008, 7,920 stock options exercised in 2007 and no stock options exercised in 2006.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $1.25 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2008, 1,076,527 outstanding options were exercisable, and the weighted average exercise price was $25.16. As of December 31, 2007, 1,183,286 outstanding options were exercisable, and the weighted average exercise price was $27.70. As of December 31, 2006, 1,315,790 outstanding options were exercisable, and the weighted average exercise price was $28.58.

As of December 31, 2008, $1.0 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next three years on a weighted-average basis. The total fair value of shares vested during 2008 is $0.5 million. Shares issued for exercised options are issued from treasury stock.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our nonvested stock option activity for 2008, 2007 and 2006:

		Weighted-Average
	Shares	Value (per Share)

Nonvested at January 1, 2006	145,260	$3.82
Granted	10,000	$3.32
Vested	(57,644)	$3.82
Canceled	(1,780)	$3.82

Nonvested at December 31, 2006	95,836	$3.82
Granted	284,132	$7.22
Vested	(34,172)	$3.75
Canceled	(8,786)	$4.57

Nonvested at December 31, 2007	337,010	$6.67
Granted	147,976	$7.34
Vested	(87,536)	$5.54
Canceled	—	$—

Nonvested at December 31, 2008	397,450	$7.17

Performance Share Information

Performance share compensation expense of $0.2 million, $0.6 million and $0.3 million for 2008, 2007 and 2006, respectively, is included in our Statement of Operations.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity for performance shares under the Libbey Inc. 2006 Omnibus Incentive Plan for 2008, 2007 and 2006 is presented below:

Performance Shares	Shares

Outstanding balance at January 1, 2006	—
Granted	71,139
Issued	—
Canceled	—

Outstanding balance at December 31, 2006	71,139
Granted	71,644
Issued	(29,185)
Canceled	—

Outstanding balance at December 31, 2007	113,598
Granted	80,368
Issued	(14,626)
Canceled	—

Outstanding balance at December 31, 2008	179,340

Of this amount, 14,387 performance shares were earned as of December 31, 2008, and as a result, 14,387 shares of Libbey Inc. common stock were issued in February 2009 to the executives in settlement of these performance shares.

The weighted-average grant-date fair value of the performance shares granted during 2008, 2007 and 2006 was $15.35, $12.97 and $9.88, respectively. As of December 31, 2008, there was $0.6 million of total unrecognized compensation cost related to nonvested performance shares granted. That cost is expected to be recognized over a period of 2 years. Shares issued for performance share awards are issued from treasury stock.

Stock and Restricted Stock Unit Information

Compensation expense of $1.6 million, $1.5 million and $0.3 million for 2008, 2007 and 2006, respectively, is included in our Statement of Operations to reflect grants of restricted stock units and of stock.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity for restricted stock units under the Libbey Inc. 2006 Omnibus Incentive Plan for 2008 and 2007 is presented below:

Restricted Stock Units	Shares

Outstanding balance at January 1, 2007	—
Granted	190,304
Awarded	(20,146)
Canceled	—

Outstanding balance at December 31, 2007	170,158
Granted	100,725
Awarded	(67,972)
Canceled	(300)

Outstanding balance at December 31, 2008	202,611

The weighted-average grant-date fair value of the restricted stock units granted during 2008 and 2007 was $14.63 and $13.91, respectively. As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a period of 3 years. Shares issued for restricted stock unit awards are issued from treasury stock.

Employee 401(k) Plan Retirement Fund and Non-Qualified Executive Savings Plan

We sponsor the Libbey Inc. Salary and Hourly 401(k) Plans (the Plan) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary on a pre-tax basis, up to the annual IRS limits. During 2008 and 2007, we matched 100 percent on the first 1 percent and matched 50 percent on the next two to five percent of pretax contributions to a maximum of 3.5 percent of compensation. During 2006, we matched an amount equal to 50 percent of employee pretax contributions up to the first 6 percent of eligible earnings that are contributed by employees. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. Therefore, the maximum matching contribution that we may allocate to each participant’s account did not exceed $8,050 for the Salary Plan or $6,900 for the Hourly Plan for the 2008 calendar year due to the $230,000 annual limit on eligible earnings imposed by the Internal Revenue Code. Starting in 2003, we used treasury stock for the company match contributions to the Plans; however, we discontinued that practice as to salaried positions beginning January 1, 2007, and effective January 1, 2008 we discontinued that practice with hourly positions also. All matching contributions are now made in cash and vest immediately.

Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50 percent of their eligible compensation or the limit of $5,000 set forth in the Internal Revenue Code for the 2008 calendar year. The catch-up contributions are not eligible for matching contributions.

We have a non-qualified Executive Savings Plan (ESP) for those employees whose salaries exceed the IRS limit. Libbey matched employee contributions under the ESP. Libbey’s matching contribution during 2008 equaled 100 percent of the first one percent and 50 percent of the next two to five percent of eligible earnings that were contributed on a pretax basis by the employees.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Our matching contributions to both Plans totaled $2.6 million, $2.6 million, and $2.2 million in 2008, 2007, and 2006, respectively. The company suspended matching contributions under the Plans for salaried and non-union employees effective March 16, 2009.

15.	Derivatives

We hold derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

During December 2008, we announced the closing of the Syracuse China facility in early April 2009 (see note 9). At the time of the announcement we held natural gas contracts for the Syracuse China facility with a settlement date after March 2009 of 165,000 million British Thermal Units (BTU’s). The closure of this facility has rendered the forecasted transactions related to these contracts not probable of occurring. Under FASB Statement No. 133, Accounting for Derivative Instrument and Hedging Activities (FAS 133), when the forecasted transactions of a hedging relationship becomes not probable of occurring, the gains or losses that have been classified in Other Comprehensive Income in prior periods for those contracts effected should be reclassified into earnings. We recognized $0.4 million in other income (expense) on the Consolidated Statement of Operations relating to these contracts.

We use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, generally six or more months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2008, we had commodity futures contracts for 5,280,000 million BTU’s of natural gas with a fair market value of $(14.9) million. We have hedged a portion of forecasted transactions through December 2011. At December 31, 2007, we had commodity futures contracts for 2,820,000 million BTU’s of natural gas with a fair market value of $(1.8) million.

We also use Interest Rate Protection Agreements (Rate Agreements) to manage our exposure to variable interest rates. These Rate Agreements effectively convert a portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future results. These instruments are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. At December 31, 2008, we had Rate Agreements for $200.0 million of variable rate debt with a fair market value of $(6.8) million. At December 31, 2007, we had Rate Agreements for $200.0 million of variable rate debt with a fair market value of $(5.3) million.

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar, primarily associated with anticipated purchases of new equipment or net investment in a foreign operation. The fair values of these instruments are determined from market quotes. We have not changed our methods of calculating these values or developing underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of December 31, 2008 all of these contracts have expired. During April 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

due to Vitro in January 2008, related to the Crisa acquisition. The fair value of this contract was $0.4 million as of December 31, 2007.

The fair values of the Rate Agreements, commodity contracts and foreign currency contracts are included in our Consolidated Balance Sheets in derivative liability, other long term liabilities and prepaid and other current assets.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. All counterparties were rated A or better as of December 31, 2008, by Standard and Poors.

Most of our derivatives qualify and are designated as cash flow hedges (except certain natural gas contracts at Syracuse China) at December 31, 2008. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense) on the Consolidated Statement of Operations. We recognized a loss of $0.5 million and $0.4 million for December 31, 2008 and 2007, respectively, representing the total ineffectiveness of all cash flow hedges.

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

16.	Comprehensive Income (Loss)

Total comprehensive (loss) income (net of tax) includes:

Year Ended December 31,	2008	2007	2006

Net loss	$(80,463)	$(2,307)	$(20,899)
Effect of derivatives, net of tax benefit of $3,390, $0 and $1,263	(10,300)	(3,224)	(6,829)
Minimum pension liability and intangible pension asset (including equity investments for 2006), net of tax provision of $282, $0 and $4,733	(58,607)	(2,956)	10,650
Effect of exchange rate fluctuation	(4,402)	9,712	3,070

Total comprehensive (loss) income	$(153,772)	$1,225	$(14,008)

Accumulated other comprehensive loss (net of tax) includes:

December 31,	2008	2007	2006

Minimum pension liability and intangible pension asset (including equity investments for 2006)	$(103,407)	$(44,800)	$(20,065)
Adoption of SFAS 158	—	—	(21,779)
Derivatives	(16,610)	(6,310)	(3,086)
Exchange rate fluctuation	4,231	8,633	(1,079)

Total	$(115,786)	$(42,477)	$(46,009)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The change in other comprehensive loss related to cash flow hedges is as follows:

Year Ended December 31,	2008	2007	2006

Change in fair value of derivative instruments	$(13,690)	$(3,224)	$(8,092)
Less: Income tax benefit	3,390	—	1,263

Other comprehensive loss related to derivatives	$(10,300)	$(3,224)	$(6,829)

The following table identifies the detail of cash flow hedges in accumulated other comprehensive (loss) income:

December 31,	2008	2007	2006

Balance at beginning of year	$(6,310)	$(3,086)	$3,743
Current year impact of changes in value (net of tax):
Rate agreements	(1,077)	(6,423)	1,015
Natural gas	(9,223)	3,199	(7,844)

Subtotal	(10,300)	(3,224)	(6,829)

Balance at end of year	$(16,610)	$(6,310)	$(3,086)

17.	Fair Value

We adopted SFAS 157 as of January 1, 2008, but we have not applied the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(14,868)	$—	$(14,868)
Interest rate protection agreements	$—	$(6,761)	$—	$(6,761)

Total derivative liability	$—	$(21,629)	$—	$(21,629)

The fair values of our interest rate protection agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our commodity futures natural gas contracts are determined using observable market inputs. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative liability is recorded on the Consolidated Balance Sheets with $17.4 million in derivative liability and $3.7 million in other long term liabilities.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The commodity futures natural gas contracts and interest rate protection agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

18.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $18.5 million, $15.8 million and $10.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rentals under operating leases are as follows:

					2014 and
2009	2010	2011	2012	2013	Thereafter

$16,809	$14,296	$12,509	$10,334	$9,359	$57,556

19.	Other Income (Expense)

Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

Year Ended December 31,	2008	2007	2006

Gain on sales of land at Syracuse and Royal Leerdam	$—	$5,457	$—
Gain (loss) on currency translation	668	1,962	(1,021)
Hedge ineffectiveness(1)	(461)	423	(2,406)
Other	912	936	191

Total other income (expense)	$1,119	$8,778	$(3,236)

(1)	Includes $(0.4) million related to gas hedges at Syracuse China in 2008. See note 9.

20.	Segments

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The accounting policies of the segments are the same as those described in note 2 of the Notes to Consolidated Financial Statements. We do not have any customers who represent 10 percent or more of total sales. We evaluate the performance of our segments based upon sales and Earnings Before Interest and Taxes and Minority Interest (EBIT). Intersegment sales are consummated at arm’s length and are reflected in eliminations in the table below.

December 31,	2008	2007	2006

Net Sales:
North American Glass	$554,128	$568,495	$476,696
North American Other	111,029	121,217	114,581
International	153,532	136,727	106,798
Eliminations	(8,482)	(12,279)	(8,595)

Consolidated	$810,207	$814,160	$689,480

EBIT:
North American Glass	$25,495	$54,492	$5,471
North American Other	(17,696)	15,670	9,382
International	(12,228)	4,717	3,161

Consolidated	$(4,429)	$74,879	$18,014

Special charges (excluding write-off of financing fees) (see note 9):
North American Glass	$5,356	$—	$18,534
North American Other	28,252	—	(42)
International	11,890	—	—

Consolidated	$45,498	$—	$18,492

Equity earnings:
North American Glass	$—	$—	$—
North American Other	—	—	—
International	—	—	1,986

Consolidated	$—	$—	$1,986

Depreciation & amortization:
North American Glass	$26,004	$25,558	$22,102
North American Other	3,123	3,328	3,450
International	15,303	12,686	10,168

Consolidated	$44,430	$41,572	$35,720

Capital expenditures:
North American Glass	$21,170	$25,711	$30,286
North American Other	611	1,474	1,173
International	23,936	15,936	42,139

Consolidated	$45,717	$43,121	$73,598

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

December 31,	2008	2007	2006

Total assets:
North American Glass	$840,403	$927,431	$849,751
North American Other	54,089	83,064	86,795
International	429,749	443,132	421,315
Eliminations	(502,687)	(554,156)	(479,730)

Consolidated	$821,554	$899,471	$878,131

Reconciliation of EBIT to net loss:
Segment EBIT	$(4,429)	$74,879	$18,014
Interest Expense	(69,720)	(65,888)	(46,594)
Income Taxes	(6,314)	(11,298)	7,747
Minority Interest	—	—	(66)

Net Loss	$(80,463)	$(2,307)	$(20,899)

Total assets for our North American Other reporting segment previously reported for 2007 and 2006 were overstated by $285.4 million and $282.3 million for 2007 and 2006, respectively. Total assets previously included holding companies with inter-company investments which should have been reported on the eliminations line in this footnote disclosure. The reclassification had no impact on our previously reported consolidated balance sheets, consolidated statements of operations, including net income and earnings per share, consolidated statements of shareholders’ equity or consolidated statements of cash flows for any period.

Our operations by geographic areas for 2008, 2007 and 2006 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. Net sales to customers located in the U.S., Mexico, and Other regions are shown in the table below. The long-lived assets include net fixed assets, goodwill and equity investments.

	United States	Mexico	All Other	Eliminations	Consolidated

2008
Net sales:
Customers	$451,794	$131,383	$227,030		$810,207
Intercompany	50,825	9,402	3,555	$(63,782)	—

Total net sales	$502,619	$140,785	$230,585	$(63,782)	$810,207

Long-lived assets	$139,673	$199,583	$145,066	$—	$484,322

2007
Net sales:
Customers	$459,294	$123,966	$230,900		$814,160
Intercompany	52,617	8,774	2,925	$(64,316)	—

Total net sales	$511,911	$132,740	$233,825	$(64,316)	$814,160

Long-lived assets	$160,662	$202,924	$143,551	$—	$507,137

2006
Net sales:
Customers	$437,159	$65,322	$186,999		$689,480
Intercompany	22,817	3,921	1,187	$(27,925)	—

Total net sales	$459,976	$69,243	$188,186	$(27,925)	$689,480

Long-lived assets	$167,156	$194,876	$129,793	$—	$491,825

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc. as described below. All are related parties that are included in the Consolidated Financial Statements for the year ended December 31, 2008.

At December 31, 2008, December 31, 2007 and December 31, 2006, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2008	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$392,738	$111,029	$363,625	$(57,185)	$810,207
Freight billed to customers	—	743	1,220	459	—	2,422

Total revenues	—	393,481	112,249	364,084	(57,185)	812,629
Cost of sales	—	345,669	104,683	310,125	(57,185)	703,292

Gross profit	—	47,812	7,566	53,959	—	109,337
Selling, general and administrative expenses	—	44,269	11,265	32,917	—	88,451
Special charges	—	683	13,861	11,890	—	26,434

Income (loss) from operations	—	2,860	(17,560)	9,152	—	(5,548)
Other income (expense)	—	(2,332)	(504)	3,955	—	1,119

Earnings (loss) before interest and income taxes and minority interest	—	528	(18,064)	13,107	—	(4,429)
Interest expense	—	62,730	1	6,989	—	69,720

Earnings (loss) before income taxes and minority interest	—	(62,202)	(18,065)	6,118	—	(74,149)
Provision (benefit) for income taxes	—	(7,380)	9,284	4,410	—	6,314

Net income (loss) before minority interest	—	(54,822)	(27,349)	1,708	—	(80,463)
Minority interest and equity in net income (loss) of subsidiaries	(80,463)	(25,641)	—	—	106,104	—

Net income (loss)	$(80,463)	$(80,463)	$(27,349)	$1,708	$106,104	$(80,463)

The following represents the total special charges included in the above Statement of Operations (see note 9):

Special charges included in:
Cost of sales	$—	$3,795	$14,007	$879	$—	$18,681
Special charges	—	683	13,861	11,890	—	26,434
Other income (expense)	—	—	(383)	—	—	(383)

Total pretax special charges	$—	$4,478	$28,251	$12,769	$—	$45,498

Special charges net of tax	$—	$4,478	$28,251	$12,523	$—	$45,252

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2007	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$409,788	$121,217	$341,799	$(58,644)	$814,160
Freight billed to customers	—	566	1,341	300	—	2,207

Total revenues	—	410,354	122,558	342,099	(58,644)	816,367
Cost of sales	—	335,575	96,934	284,833	(58,644)	658,698

Gross profit	—	74,779	25,624	57,266	—	157,669
Selling, general and administrative expenses	—	46,551	11,442	33,575	—	91,568

Income (loss) from operations	—	28,228	14,182	23,691	—	66,101
Other income (expense)	—	4,284	1,334	3,160	—	8,778

Earnings (loss) before interest and income taxes and minority interest	—	32,512	15,516	26,851	—	74,879
Interest expense	—	60,090	—	5,798	—	65,888

Earnings (loss) before income taxes and minority interest	—	(27,578)	15,516	21,053	—	8,991
Provision (benefit) for income taxes	—	(34,654)	19,497	26,455	—	11,298

Net income (loss) before minority interest	—	7,076	(3,981)	(5,402)	—	(2,307)
Minority interest and equity in net income (loss) of subsidiaries	(2,307)	(9,383)	—	—	11,690	—

Net income (loss)	$(2,307)	$(2,307)	$(3,981)	$(5,402)	$11,690	$(2,307)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2006	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$386,924	$114,581	$211,041	$(23,066)	$689,480
Freight billed to customers	—	765	1,382	774	—	2,921

Total revenues	—	387,689	115,963	211,815	(23,066)	692,401
Cost of sales	—	314,342	96,715	181,246	(23,066)	569,237

Gross profit	—	73,347	19,248	30,569	—	123,164
Selling, general and administrative expenses	—	59,172	7,614	20,780	—	87,566
Special charges	—	(326)	(42)	16,702	—	16,334

Income (loss) from operations	—	14,501	11,676	(6,913)	—	19,264
Equity earnings (loss) — pretax	—	—	612	1,374	—	1,986
Other income (expense)	—	(803)	26	(2,459)	—	(3,236)

Earnings (loss) before interest and income taxes and minority interest	—	13,698	12,314	(7,998)	—	18,014
Interest expense	—	36,577	2	10,015	—	46,594

Earnings (loss) before income taxes and minority interest	—	(22,879)	12,312	(18,013)	—	(28,580)
Provision (benefit) for income taxes	—	(12,821)	5,298	(224)	—	(7,747)

Net income (loss) before minority interest	—	(10,058)	7,014	(17,789)	—	(20,833)
Minority interest and equity in net income (loss) of subsidiaries	(20,899)	(10,841)	—	(66)	31,740	(66)

Net income (loss)	$(20,899)	$(20,899)	$7,014	$(17,855)	$31,740	$(20,899)

The following represents the total special charges included in the above Statement of Operations (see note 9):

Special charges included in:
Cost of sales	$—	$—	$—	$2,158	$—	$2,158
Special charges	—	(326)	(42)	16,702	—	16,334
Interest expense	—	3,490	—	1,416	—	4,906

Total pretax special charges	$—	$3,164	$(42)	$20,276	$—	$23,398

Special charges net of tax	$	$2,307	$(31)	$14,779	$—	$17,055

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Balance Sheet

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2008	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash and equivalents	$—	$6,453	$413	$6,438	$—	$13,304
Accounts receivable — net	—	32,789	6,076	37,207	—	76,072
Inventories — net	—	58,924	26,892	99,426	—	185,242
Other current assets	—	4,731	316	12,120	—	17,167

Total current assets	—	102,897	33,697	155,191	—	291,785
Other non-current assets	—	6,723	43	12,560	—	19,326
Investments in and advances to subsidiaries	(57,889)	406,812	272,761	143,459	(765,143)	—
Goodwill and purchased intangible assets — net	—	28,216	15,780	148,861	—	192,857

Total other assets	(57,889)	441,751	288,584	304,880	(765,143)	212,183
Property, plant and equipment — net	—	91,367	7,697	218,522	—	317,586

Total assets	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

Accounts payable	$—	$9,370	$2,794	$42,264	$—	$54,428
Accrued and other current liabilities	—	36,589	19,700	35,908	—	92,197
Notes payable and long-term debt due within one year	—	215	—	4,186	—	4,401

Total current liabilities	—	46,174	22,494	82,358	—	151,026
Long-term debt	—	451,772	—	94,084	—	545,856
Other long-term liabilities	—	140,936	14,185	27,440	—	182,561

Total liabilities	—	638,882	36,679	203,882	—	879,443
Total shareholders’ equity	(57,889)	(2,867)	293,299	474,711	(765,143)	(57,889)

Total liabilities and shareholders’ equity	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Balance Sheet

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2007	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash and equivalents	$—	$20,834	$532	$15,173	$—	$36,539
Accounts receivable — net	—	39,249	9,588	44,496	—	93,333
Inventories — net	—	71,856	37,890	84,333	—	194,079
Other current assets	—	9,243	467	10,721	—	20,431

Total current assets	—	141,182	48,477	154,723	—	344,382
Other non-current assets	—	12,955	596	3,670	—	17,221
Investments in and advances to subsidiaries	93,115	346,905	277,576	130,751	(848,347)	—
Goodwill and purchased intangible assets — net	—	26,833	16,089	165,169	—	208,091

Total other assets	93,115	386,693	294,261	299,590	(848,347)	225,312
Property, plant and equipment — net	—	100,742	19,389	209,646	—	329,777

Total assets	$93,115	$628,617	$362,127	$663,959	$(848,347)	$899,471

Accounts payable	$—	$20,126	$7,246	$46,221	$—	$73,593
Accrued and other current liabilities	—	46,184	7,614	47,609	—	101,407
Notes payable and long-term debt due within one year	—	209	—	1,326	—	1,535

Total current liabilities	—	66,519	14,860	95,156	—	176,535
Long-term debt	—	428,896	—	66,203	—	495,099
Other long-term liabilities	—	96,622	5,496	32,604	—	134,722

Total liabilities	—	592,037	20,356	193,963	—	806,356
Total shareholders’ equity	93,115	36,580	341,771	469,996	(848,347)	93,115

Total liabilities and shareholders’ equity	$93,115	$628,617	$362,127	$663,959	$(848,347)	$899,471

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2008	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$(80,463)	$(80,463)	$(27,349)	$1,708	$106,104	$(80,463)
Depreciation and amortization	—	14,904	3,123	26,403	—	44,430
Other operating activities	80,463	65,694	24,718	(29,778)	(106,104)	34,993

Net cash provided by (used in) operating activities	—	135	492	(1,667)	—	(1,040)
Additions to property, plant & equipment	—	(13,003)	(611)	(32,103)	—	(45,717)
Other investing activities	—	117	—	—	—	117

Net cash provided by (used in) investing activities	—	(12,886)	(611)	(32,103)	—	(45,600)
Net borrowings	—	(164)	—	27,458	—	27,294
Other financing activities	—	(1,466)	—	—	—	(1,466)

Net cash provided by (used in) financing activities	—	(1,630)	—	27,458	—	25,828
Exchange effect on cash	—	—	—	(2,423)	—	(2,423)

Increase (decrease) in cash	—	(14,381)	(119)	(8,735)	—	(23,235)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$6,453	$413	$6,438	$—	$13,304

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2007	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2006	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$(20,899)	$(20,899)	$7,014	$(17,855)	$31,740	$(20,899)
Depreciation and amortization	—	16,841	3,364	15,515	—	35,720
Other operating activities	20,899	26,297	(7,699)	32,280	(31,740)	40,037

Net cash provided by (used in) operating activities	—	22,239	2,679	29,940	—	54,858
Additions to property, plant & equipment	—	(8,537)	(1,173)	(63,888)	—	(73,598)
Other investing activities	—	(229,009)	(1,297)	151,872	—	(78,434)

Net cash (used in) investing activities	—	(237,546)	(2,470)	87,984	—	(152,032)
Net borrowings	—	248,554	—	(96,041)	—	152,513
Other financing activities	—	(13,215)	—	(4,000)	—	(17,215)

Net cash provided by (used in) financing activities	—	235,339	—	(100,041)	—	135,298
Exchange effect on cash	—	—	—	400	—	400

Increase (decrease) in cash	—	20,032	209	18,283	—	38,524
Cash at beginning of period	—	2,817	300	125	—	3,242

Cash at end of period	$—	$22,849	$509	$18,408	$—	$41,766

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2008 and 2007:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$187,276	$179,496	$224,828	$207,123	$211,536	$202,431	$186,567	$225,110
Gross profit	$30,337	$32,415	$42,168	$44,189	$37,934	$38,250	$(1,102)	$42,815
Gross profit margin	16.2%	18.1%	18.8%	21.3%	17.9%	18.9%	(0.6)%	19.0%
Selling, general & administrative expenses	$20,859	$22,034	$23,451	$23,667	$23,377	$23,571	$20,764	$22,296
Special charges	$—	$—	$—	$—	$—	$—	$26,434	$—
Income (loss) from operations (IFO)	$9,478	$10,381	$18,717	$20,522	$14,557	$14,679	$(48,300)	$20,519
IFO margin	5.1%	5.8%	8.3%	9.9%	6.9%	7.3%	(25.9)%	9.1%
Earnings (loss) before interest and income taxes (EBIT)	$10,231	$12,226	$19,303	$21,161	$13,557	$16,240	$(47,520)	$25,252
EBIT margin	5.5%	6.8%	8.6%	10.2%	6.4%	8.0%	(25.5)%	11.2%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$21,527	$21,442	$30,541	$31,871	$24,456	$28,025	$(36,523)	$35,113
EBITDA margin	11.5%	11.9%	13.6%	15.4%	11.6%	13.8%	(19.6)%	15.6%
Net income (loss)	$(3,477)	$(1,754)	$(2,119)	$3,956	$(5,958)	$445	$(68,909)	$(4,954)
Net income margin	(1.9)%	(1.0)%	(0.9)%	1.9%	(2.8)%	0.2%	(36.9)%	(2.2)%
Diluted earnings (loss) per share	$(0.24)	$(0.12)	$(0.14)	$0.27	$(0.40)	$0.03	$(4.70)	$(0.34)
Accounts receivable — net	$95,096	$94,384	$111,849	$103,423	$102,781	$108,993	$76,072	$93,333
DSO	42.2	44.9	48.6	48.2	44.2	49.6	34.3	41.8
Inventories — net	$208,180	$179,807	$202,464	$188,636	$204,485	$199,294	$185,242	$194,079
DIO	92.5	85.5	88.0	87.9	87.9	90.7	83.5	87.1
Accounts payable	$66,080	$62,792	$70,246	$63,704	$58,468	$56,045	$54,428	$73,593
DPO	29.4	29.9	30.5	29.7	25.1	25.5	24.5	33.2
Working capital	$237,196	$211,399	$244,067	$228,355	$248,798	$252,242	$206,886	$213,819
DWC	105.3	100.5	106.1	106.4	107.0	114.7	93.3	95.7
Percent of net sales	28.9%	27.5%	29.1%	29.2%	29.3%	31.4%	25.5%	26.3%
Net cash provided by (used in) operating activities	$(28,139)	$(37)	$5,080	$4,362	$13,309	$11,352	$8,710	$35,780
Free cash flow	$(37,450)	$(7,761)	$(3,175)	$(8,587)	$990	$2,664	$(7,005)	$30,233
Total borrowings — net	$511,060	$488,359	$536,701	$493,317	$525,702	$491,742	$550,257	$496,634

The following table represents special charges (see note 9) included in the above quarterly data for the years ended December 31, 2008 and 2007:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007

Special charges included in:
Cost of sales	$—	$—	$—	$—	$—	$—	$18,681	$—
Special charges	—	—	—	—	—	—	26,434	—
Other income (expense)	—	—	—	—	—	—	(383)	—

Total pre-tax special charges	$—	$—	$—	$—	$—	$—	$45,498	$—

Special charges — net of tax	$—	$—	$—	$—	$—	$—	$45,252	$—

Stock Market Information

Libbey Inc. common stock is listed for trading on the New York Stock Exchange under the symbol LBY. The price range for the Company’s common stock as reported by the New York Stock Exchange and dividends declared for our common stock were as follows:

	2008			2007
			Cash			Cash
	Price Range		Dividend	Price Range		Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$17.60	$12.96	$0.025	$14.28	$11.17	$0.025
Second Quarter	$17.81	$7.43	$0.025	$24.65	$13.98	$0.025
Third Quarter	$11.25	$6.44	$0.025	$24.06	$13.76	$0.025
Fourth Quarter	$8.63	$1.04	$0.025	$19.32	$14.28	$0.025

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information regarding executive compensation is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Stock Ownership — Who are the largest owners of Libbey stock?” and “— How much stock do Libbey’s directors and officers own?” in the Proxy Statement.

Information regarding equity compensation plans is incorporated herein by reference to Item 5 of this report under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Certain Relationships and Related Transactions — What related party transactions involved directors or related parties?” and ‘‘— How does the Board determine which directors are considered independent?” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters — Who are Libbey’s auditors?” and “— What fees has Libbey paid to its auditors for fiscal year 2008 and 2007?” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

Page

Reports of Independent Registered Public Accounting Firms	49

Consolidated Balance Sheets at December 31, 2008 and 2007	51

For the years ended December 31, 2008, 2007 and 2006:

Consolidated Statements of Operations	52
Consolidated Statements of Shareholders’ Equity	53
Consolidated Statements of Cash Flows	54

Notes to Consolidated Financial Statements	55

Selected Quarterly Financial Data (Unaudited)	107

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2008, 2007 and 2006 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

Date: March 16, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

William A. Foley	Director

Peter C. McC. Howell	Director

Carol B. Moerdyk	Director

Jean-René Gougelet	Director

Terence P. Stewart	Director

Carlos V. Duno	Director

Deborah G. Miller	Director

John C. Orr	Director

Richard I. Reynolds	Director, Executive Vice President, Chief Operating Officer

John F. Meier	Chairman of the Board of Directors, Chief Executive Officer

By:	/s/ Gregory T. Geswein
Gregory T. Geswein
Attorney-In-Fact

Date: March 16, 2009

/s/  Gregory T. Geswein
Gregory T. Geswein
Vice President and Chief
Financial Officer (Principal Accounting Officer)

Date: March 16, 2009

EXHIBIT INDEX

S-K Item
601 No.		Document

2.0	—	Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to Libbey Inc.’s Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).
2.1	—	Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit 2.2 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).
2.2	—	Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).
3.1	—	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
3.2	—	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
3.3	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
3.4	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
4.1	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3).
4.2	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4).
4.3	—	Indenture, dated as of June 16, 2006, by and among Libbey Glass Inc., Libbey Inc., and all of the Libbey Glass Inc.’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $306.0 million aggregate principal amount of Floating Rate Senior Secured Notes due 2011 (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Secured Note due 2011 (filed as Exhibit 4.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
4.5	—	Registration Rights Agreement, dated June 16, 2006, by and among Libbey Glass Inc., as issuer, Libbey Inc., as Parent Guarantor, and the Guarantors named in Schedule 1 thereto and J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., and BNY Capital Markets, Inc., as initial purchasers (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).
4.6	—	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on June 12, 2006 and incorporated herein by reference).
4.7	—	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.8	—	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011 (filed as Exhibit 4.6 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.9	—	Warrant, issued June 16, 2006 (filed as Exhibit 4.7 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.10	—	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

S-K Item
601 No.		Document

4.11	—	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JP Morgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto (filed as Exhibit 4.9 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).
4.12	—	Amendment and Waiver, dated as of November 7, 2008, to the Credit Agreement, dated as of June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., each as a Borrower and together, the Borrowers, Libbey Inc., as a Loan Guarantor, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent with respect to the US Loans, J.P. Morgan Europe Limited, as Administrative Agent with respect to the Netherlands Loans, Bank of America, N.A. (f/k/a LaSalle Bank Midwest National Association), as Syndication Agent, Wells Fargo Foothill, LLC and Fifth Third Bank, as Co-Documentation Agents and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 4.10 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference).
10.1	—	Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.2	—	Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.3	—	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.4	—	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.5	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.6	—	Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as Exhibit 10.9 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.7	—	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).
10.8	—	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.9	—	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

S-K Item
601 No.		Document

10.10	—	Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit 10.19 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.11	—	The Amended and Restated Libbey Inc. Senior Management Incentive Plan (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).
10.12	—	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.13	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.14	—	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.15	—	First Amendment to Parent Guaranty Agreement Dated December 21, 2004 (filed as Exhibit 10.74 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.16	—	Stock Promissory Sale and Purchase Agreement between VAA -- Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.17	—	Libbey Inc. 2006 Deferred Compensation Plan for Outside Directors (filed as Exhibit 99.1 to the Libbey Inc.’s Current Report on Form 8-K filed December 12, 2005, and as exhibit 10.74 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.18	—	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.19	—	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.20	—	Limited Waiver and Second Amendment to Purchase Agreement, dated June 16, 2006, among Vitro, S.A. de C.V., Crisa Corporation, Crisa Libbey S.A. de C.V., Vitrocrisa Holdings, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial S. de R.L. de C.V., Crisa Industrial, L.L.C., Libbey Mexico, S. de R.L. de C.V., Libbey Europe B.V., and LGA3 Corp. (filed as exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.21	—	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.22	—	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.23	—	Transition Services Agreement, dated June 16, 2006, among Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial, S. de R.L. de C.V., Crisa Industrial, L.L.C. and Vitro S.A. de C.V. (filed as exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

S-K Item
601 No.		Document

10.24	—	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.25	—	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
10.26	—	Form of Registered Global Floating Rate Senior Secured Note, Series B, due 2011 (filed as exhibit 10.55 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.27	—	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference).
10.28	—	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference).
10.29	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier.
10.30	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds.
10.31	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein.
10.32	—	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto.
10.33	—	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier.
10.34	—	Form of amended and restated change in control agreement dated as of December 31, 2008 and the respective executive officers identified on Appendix 1 thereto.
10.35	—	Form of amended and restated change in control agreement dated as of December 31, 2008 and the respective individuals identified on Appendix 1 thereto.
10.36	—	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto.
10.37	—	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto.
10.38	—	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008.
10.39	—	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008.
12.1	—	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
13.1	—	Selected Financial Information included in Registrant’s 2008 Annual Report to Shareholders (filed herein).
21	—	Subsidiaries of the Registrant (filed herein).
23	—	Consent of Ernst & Young LLP (filed herein).
24	—	Power of Attorney (filed herein).
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).
32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2008, 2007, and 2006 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

LIBBEY INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
Years ended December 31, 2008, 2007 and 2006

		Allowance for	Valuation
		Slow Moving	Allowance
	Allowance for	and Obsolete	for Deferred
	Doubtful Accounts	Inventory	Tax Asset
	(Dollars in thousands)

Balance at December 31, 2005	$13,396	$7,590	$3,033
Charged to expense or other accounts	3,602	6,215	3,542
Deductions	(5,491)	(8,026)

Balance at December 31, 2006	11,507	6,139	6,575
Charged to expense or other accounts	1,760	2,285	22,280
Deductions	(1,556)	(1,989)

Balance at December 31, 2007	11,711	6,435	28,855
Charged to expense or other accounts	181	2,391	58,587
Deductions	(1,413)	(2,244)

Balance at December 31, 2008	$10,479	$6,582	$87,442

S-1