Form 10-Q
period 2009-03-31
LIBBEY INC
filed 2009-05-11
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value 14,755,997 shares at April 30, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended March 31,
	2009	2008
Net sales	$157,853	$187,276
Freight billed to customers	345	668

Total revenues	158,198	187,944
Cost of sales	147,482	157,607

Gross profit	10,716	30,337
Selling, general and administrative expenses	22,374	20,859
Special charges	396	—

(Loss) income from operations	(12,054)	9,478
Other (expense) income	(37)	753

(Loss) earnings before interest and income taxes	(12,091)	10,231
Interest expense	17,179	17,151

Loss before income taxes	(29,270)	(6,920)
Benefit from income taxes	(1,377)	(3,443)

Net loss	$(27,893)	$(3,477)

Net loss per share:
Basic	$(1.89)	$(0.24)

Diluted	$(1.89)	$(0.24)

Dividends per share	$—	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and equivalents	$16,463	$13,304
Accounts receivable — net	74,555	76,072
Inventories — net	169,426	185,242
Prepaid and other current assets	16,314	17,167

Total current assets	276,758	291,785
Other assets:
Pension asset	8,640	9,351
Purchased intangible assets — net	25,450	26,121
Goodwill	164,796	166,736
Other assets	12,132	12,714

Total other assets	211,018	214,922
Property, plant and equipment — net	304,135	314,847

Total assets	$791,911	$821,554

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$2,810	$3,284
Accounts payable	50,896	54,428
Salaries and wages	21,616	22,597
Accrued liabilities	54,919	39,675
Accrued special charges	4,396	4,248
Pension liability (current portion)	1,778	1,778
Non-pension postretirement benefits (current portion)	4,684	4,684
Derivative liability	20,068	17,936
Deferred income taxes	1,320	1,279
Long-term debt due within one year	9,895	1,117

Total current liabilities	172,382	151,026
Long-term debt	528,151	545,856
Pension liability	110,002	109,505
Non-pension postretirement benefits	57,889	57,197
Deferred income taxes	3,231	3,648
Other long-term liabilities	12,271	12,211

Total liabilities	883,926	879,443
Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued at March 31, 2009 and at December 31, 2008	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares at March 31, 2009 and at December 31, 2008)	309,836	309,275
Treasury stock, at cost, 3,941,633 shares (3,967,486 shares in 2008)	(105,728)	(106,411)
Retained deficit	(173,710)	(145,154)
Accumulated other comprehensive loss	(122,600)	(115,786)

Total shareholders’ equity	(92,015)	(57,889)

Total liabilities and shareholders’ equity	$791,911	$821,554

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$(27,893)	$(3,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,728	11,296
Loss (gain) on asset sales	9	(7)
Change in accounts receivable	410	(230)
Change in inventories	11,284	(11,020)
Change in accounts payable	(2,043)	(9,898)
Accrued interest and amortization of discounts, warrants and finance fees	14,680	15,745
Pension & non-pension postretirement benefits	2,971	278
Non-cash restructuring charges	1,550	—
Payable to Vitro	—	(19,575)
Accrued salaries & wages	(680)	(6,760)
Accrued income taxes	(1,963)	(5,586)
Other operating activities	4,331	1,095

Net cash provided by (used in) operating activities	14,384	(28,139)

Investing activities:
Additions to property, plant and equipment	(4,940)	(9,352)
Proceeds from asset sales and other	67	41

Net cash used in investing activities	(4,873)	(9,311)

Financing activities:
Net (repayments) borrowings on ABL credit facility activity	(5,886)	9,068
Other net payments	(117)	(473)
Dividends	—	(364)

Net cash (used in) provided by financing activities	(6,003)	8,231

Effect of exchange rate fluctuations on cash	(349)	282

Increase (decrease) in cash	3,159	(28,937)
Cash at beginning of period	13,304	36,539

Cash at end of period	$16,463	$7,602

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,136	$1,041
Cash paid (received) net of refunds during the period for income taxes	$1,201	$(19)
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a plastics plant in Wisconsin. Until April 9, 2009, we operated a ceramic dinnerware manufacturing facility in Syracuse, New York. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
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
Our shares are traded on the Over the Counter Bulletin Board (OTC BB) under the ticker symbol LYBI.OB.
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2008 for a description of significant accounting policies not listed below.
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
Condensed Consolidated Statements of Operations
Net sales in our Condensed Consolidated Statements of Operations include revenue earned when products are shipped and title and risk of loss have passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs and other costs.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other (expense) income.

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
Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands, Portugal and Mexico.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123-R, “Accounting for Stock-Based Compensation” (“SFAS No. 123-R”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested stock-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009, and the three months ended March 31, 2008, was $0.8 million and $1.0 million, respectively.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP157-2”), which delayed until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 was effective upon issuance. We adopted SFAS 157 as of January 1, 2008, but had not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 and its related FSP’s (FSP 157-2 and FSP 157-3) had no impact on our consolidated results of operations and financial condition. We adopted SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements. See note 13 of the Condensed Consolidated Financial Statements for additional information.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 re-characterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. We adopted SFAS 160 as of January 1, 2009. The adoption of SFAS 160 did not have any impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 was effective for Libbey on January 1, 2009. Since SFAS 161 only requires additional disclosures, adoption of this statement did not have a material impact on our consolidated financial statements. See note 9 of the Condensed Consolidated Financial Statements for additional information.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 was effective for Libbey on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The hierarchical guidance provided by SFAS 162 did not have a significant impact on our consolidated financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective for Libbey on January 1, 2009. The adoption of EITF 07-5 did not have any impact on our consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP 03-6-1 was effective for Libbey on January 1, 2009, and requires that all prior period EPS data is adjusted retrospectively. The adoption of FSP 03-6-1 did not have a material impact on our consolidated financial statements.
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
Reclassifications
Certain amounts in the prior year’s financial statements may have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(Dollars in thousands)	March 31, 2009	December 31, 2008

Accounts receivable:
Trade receivables	$73,690	$74,393
Other receivables	865	1,679

Total accounts receivable, less allowances of $9,449 and $10,479	$74,555	$76,072

Inventories:
Finished goods	$152,384	$163,817
Work in process	1,656	2,805
Raw materials	4,319	5,748
Repair parts	9,326	10,271
Operating supplies	1,741	2,601

Total inventories, less allowances of $5,160 and $6,582	$169,426	$185,242

Prepaid and other current assets:
Prepaid expenses	$13,364	$14,865
Refundable and prepaid income taxes	2,950	2,302

Total prepaid and other current assets	$16,314	$17,167

Other assets:
Deposits	$394	$43
Finance fees — net of amortization	7,373	8,183
Other	4,365	4,488

Total other assets	$12,132	$12,714

Accrued liabilities:
Accrued incentives	$16,755	$12,760
Workers compensation	10,127	9,384
Medical liabilities	2,715	2,736
Interest	18,019	4,575
Commissions payable	844	1,135
Accrued liabilities	6,459	9,085

Total accrued liabilities	$54,919	$39,675

Other long-term liabilities:
Derivative liability	$4,431	$3,693
Deferred liability	958	1,566
Other	6,882	6,952

Total other long-term liabilities	$12,271	$12,211

4. Borrowings
On June 16, 2006, Libbey Glass Inc. issued $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) due June 1, 2011, and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (PIK Notes), due December 1, 2011. Concurrently, Libbey Glass Inc. entered into a $150.0 million Asset Based Loan facility (ABL Facility) expiring December 16, 2010.
Borrowings consist of the following:

			March 31,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2009	2008

Borrowings under ABL facility	floating	December 16, 2010	$26,416	$34,538
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	148,946	148,946
Promissory note	6.00%	April, 2009 to September, 2016	1,624	1,666
Notes payable	floating	April, 2009	2,810	3,284
RMB loan contract	floating	July, 2012 to January, 2014	36,625	36,675
RMB working capital loan	floating	March, 2010	7,325	7,335
Obligations under capital leases	floating	April, 2009 to May, 2009	118	302
BES Euro line	floating	January, 2010 to January, 2014	14,529	15,507
Other debt	floating	September, 2009	639	630

Total borrowings			545,032	554,883
Less — unamortized discounts and warrants			4,176	4,626

Total borrowings — net			540,856	550,257
Less — long term debt due within one year and notes payable			12,705	4,401

Total long-term portion of borrowings — net			$528,151	$545,856

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.
ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, shall bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.25 percent and 2.00 percent, respectively, at March 31, 2009. There were no Libbey Glass borrowings under the facility at March 31, 2009, while Libbey Europe had outstanding borrowings of $26.4 million at March 31, 2009, at an interest rate of 4.09 percent. Interest is payable on the last day of the interest period, which can range from one month to six months.
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
Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at March 31, 2009. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $15.0 million. If our aggregate unused ABL availability were to fall below $15.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. The fixed charge coverage ratio is defined as the ratio of earnings before interest, taxes, depreciation, amortization and minority interest (EBITDA) minus capital expenditures to fixed charges (EBITDA minus capital expenditures / fixed charges). Among the items included in the calculation of fixed charges are cash interest expense, scheduled principal payments on outstanding debt and capital lease obligations, taxes paid in cash, dividends paid in cash and required cash contributions to our pension plans in excess of expense.
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
The available total borrowing base is offset by real estate and ERISA reserves totaling $9.2 million and mark-to-market reserves for natural gas and interest rate swaps of $17.7 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At March 31, 2009, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $49.0 million at March 31, 2009.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due June 1, 2011 to the initial purchasers named in a private placement. The net proceeds of these notes, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due June 1, 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 9.57 percent at March 31, 2009.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at March 31, 2009, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. These Rate Agreements expire on December 1, 2009. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 9.57 percent per year at March 31, 2009. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties were rated A+ or better, as of March 31, 2009, by Standard and Poor’s.
The fair market value for the Rate Agreements at March 31, 2009 was a $6.6 million liability. The fair values of the Rate Agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 11). The Senior Notes and related guarantees have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s ABL Facility. The Collateral does not include the assets of non-guarantor subsidiaries that secure the ABL Facility.

PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due December 1, 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional PIK Notes. At March 31, 2009, the total principal amount of PIK notes was $148.9 million.
The obligations of Libbey Glass under the PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 11). The PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2009, we had $1.6 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have overdraft lines of credit for a maximum of €2.3 million. The $2.8 million outstanding at March 31, 2009, was the U.S. dollar equivalent under the euro-based overdraft line, and the interest rate was 4.72 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $36.6 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of March 31, 2009, the annual interest rate was 6.60 percent. As of March 31, 2009, the outstanding balance was RMB 250.0 million (approximately $36.6 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.8 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Working Capital Loan
In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 5.40 percent, and is secured by a Libbey Inc. guarantee. At March 31, 2009, the U.S. dollar equivalent on the line was $7.3 million. Interest is payable quarterly.
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

The future minimum lease payments required under the capital leases as of March 31, 2009, are $0.1 million, all due within one year.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $14.5 million) with BANCO ESPÍRITO SANTO, S.A. (BES). The $14.5 million outstanding at March 31, 2009 was the U.S. dollar equivalent under the line at an interest rate of 4.18 percent. Payment of principal in the amount of €1.1 million (approximately $1.5 million) is due in January 2010, payment of €1.6 million (approximately $2.1 million) is due in January 2011, payment of €2.2 million (approximately $2.9 million) is due in January 2012, payment of €2.8 million (approximately $3.7 million) is due in January 2013 and payment of €3.3 million (approximately $4.3 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $0.6 million primarily consists of government-subsidized loans for equipment purchases at Crisal.
Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $49.0 million at March 31, 2009 and $44.6 million at December 31, 2008. We were impacted by recessionary pressures in 2008, especially during the fourth quarter of the year and the current quarter of 2009, and we anticipate that the global economic recession will continue throughout 2009 and perhaps beyond. In addition, interest on our PIK Notes will be payable in cash beginning December 1, 2009. We began taking a number of steps to enhance our liquidity in 2008, have continued with further steps in 2009 (including those announced in February, 2009), and have begun to see the benefits of these measures in our positive free cash flow for the first quarter. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and capital markets have become distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK notes expire in December 2011. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so. However, based upon our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further) we anticipate that we will generate positive cash flow from operations and, if necessary, have sufficient cash availability from our ABL Facility to meet our liquidity needs for at least one year.
5. Special Charges
In December 2008, we announced that the Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs. See Form 10-K for the year ended December 31, 2008 for further discussion. We incurred additional charges of approximately $2.4 million in the three months ended March 31, 2009 related to these planned closures. The Syracuse China facility was closed on April 9, 2009.
A charge of $1.1 million was incurred to write down certain raw materials and work in process inventory that could not be converted to finished product. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Additional depreciation expense of $0.7 million was recorded to reflect the shorter remaining useful life of the assets. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Special charges of $0.4 million included various legal, consulting and employee severance related costs. This amount was included in special charges on the Condensed Consolidated Statement of Operations in the North American Other segment.

Other (expense) income on the Condensed Consolidated Statement of Operations included a charge of $0.2 million for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. This amount was included in the North American Other segment.
The following table summarizes the facility closure charge in the first quarter of 2009:

	Three months ended March 31, 2009
	North	North
	American	American
(Dollars in thousands)	Glass	Other	Total
Inventory write-down	$—	$1,118	$1,118
Fixed asset depreciation	—	705	705

Included in cost of sales	—	1,823	1,823
Employee termination cost & other	2	351	353
Fixed asset write-down	—	43	43

Included in special charges	2	394	396
Ineffectiveness of natural gas hedge	—	(229)	(229)

Included in other (expense) income	—	(229)	(229)

Total pretax charge	$2	$2,446	$2,448

The following reflects the balance sheet activity related to the facility closure charge or the quarter ended March 31, 2009:

	Reserve					Reserve
	Balances	Total		Inventory &		Balances
	at December 31,	Charge to	Cash	Fixed asset	Non-cash	at March 31,
(Dollars in thousands)	2008	Earnings	Payments	Write Downs	Utilization	2009

Inventory write-down	$—	$1,118	$—	$(1,118)	$—	$—
Fixed asset depreciation	—	705	—	—	(705)	—
Fixed asset write-down	—	43	—	(43)	—	—
Employee termination cost & other	4,248	353	(205)	—	—	4,396
Ineffectiveness of natural gas hedges	—	229	—	—	(229)	—

Total	$4,248	$2,448	$(205)	$(1,161)	$(934)	$4,396

The ending balance of $4.4 million at March 31, 2009 was included in accrued special charges on the Condensed Consolidated Balance Sheets and we expect this to result in cash payments in 2009. These charges were recorded in the North American Other and North American Glass reporting segments in 2009.
6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws. Further, the Company’s current and future provision for (benefit from) income taxes for 2009 is significantly impacted by the valuation allowances. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands, Portugal and Mexico. The Company intends to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
7. Pension and Non-pension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries Royal Leerdam and Crisa. The Crisa plan is not funded.

The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2009	2008	2009	2008	2009	2008

Service cost	$1,274	$1,473	$338	$442	$1,612	$1,915
Interest cost	4,097	3,930	1,037	1,226	5,134	5,156
Expected return on plan assets	(4,526)	(4,375)	(632)	(830)	(5,158)	(5,205)
Amortization of unrecognized:
Prior service cost (gain)	560	585	(24)	(18)	536	567
Loss	317	354	94	91	411	445
Settlement charge	2,500	—	—	—	2,500	—

Pension expense	$4,222	$1,967	$813	$911	$5,035	$2,878

We incurred pension settlement charges of $2.5 million during the quarter ended March 31, 2009. The pension settlement charges were triggered by excess lump sum distributions to retirees, which required us to record unrecognized gains and losses in our pension plan accounts.
We provide certain retiree health care and life insurance benefits covering our U.S and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. During the second quarter of 2008, we amended our U.S. non-pension postretirement plans to cover employees and retirees of Syracuse China previously covered under a multi-employer plan. This plan amendment was effective September 1, 2008. The non-U.S. non-pension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.
The provision for our non-pension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended March 31,	2009	2008	2009	2008	2009	2008

Service cost	$325	$296	$—	$—	$325	$296
Interest cost	937	713	29	28	966	741
Amortization of unrecognized:
Prior service gain	(128)	(136)	—	—	(128)	(136)
Loss / (Gain)	205	48	(8)	(15)	197	33

Non-pension postretirement benefit expense	$1,339	$921	$21	$13	$1,360	$934

In 2009, we expect to utilize $20.8 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $4.1 million was utilized in the three months ended March 31, 2009.

8. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months
	Ended March 31,
	2009	2008

Numerator for earnings per share — net loss that is available to common shareholders	$(27,893)	$(3,477)

Denominator for basic earnings per share — weighted average shares outstanding	14,740,886	14,579,507

Effect of dilutive securities (1)	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	14,740,886	14,579,507

Basic loss per share	$(1.89)	$(0.24)

Diluted loss per share	$(1.89)	$(0.24)

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP) (289,976 and 360,529 shares for the three months ended March 31, 2009 and 2008, respectively), was anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.
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
9. Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. Changes in fair value of these hedges are recorded in Other Comprehensive Income (OCI). While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that the forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in our earnings. All of these contracts were accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).
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
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due the closure of our Syracuse China facility in April 2009.
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

Notional Amounts
As of March 31, 2009, we had commodity contracts for 4,580,000 million British Thermal Units (BTUs) of natural gas. We also had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, as discussed in Note 4. At December 31, 2008, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt and commodity contracts for 5,280,000 million BTUs of natural gas. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of March 31, 2008, we had contracts for 6.8 million Canadian dollars. During April 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008. As of December 31, 2008, all of these currency contracts had expired.
Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Liability Derivatives:
	March 31, 2009		December 31, 2008
Derivatives designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under SFAS 133:	Location:	Value	Location:	Value

Interest rate contracts	Derivative liability	$6,586	Derivative liability	$6,762
Natural gas contracts	Derivative liability	13,482	Derivative liability	11,174
Natural gas contracts	Other long term liability	4,431	Other long term liability	3,693

Total		$24,499		$21,629

Change in value of derivatives
Most of our derivatives qualify and are designated as cash flow hedges (except certain natural gas contracts at Syracuse China) at March 31, 2009. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

	Amount of derivative gain/		Gain / (loss) reclassified from Accumulated Other
	(loss) recognized in OCI		Comprehensive Income (loss) to income (effective portion)
	(effective portion)		Location	Amount
Derivatives in Cash Flow	Three months ended March 31,			Three months ended March 31,
Hedging relationships:	2009	2008		2009	2008
Interest rate contracts	$1,496	$(3,919)	Cost of sales	$(3,774)	$(1,132)

Natural gas contracts	(6,421)	4,262	Total	$(3,774)	$(1,132)

Total	$(4,925)	$343

We incurred a charge of $1.3 million in interest expense on the Condensed Consolidated Statement of Operations during the period ended March 31, 2009 related to contractual interest payments under these Rate Agreements during the period.
Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009 as well as decreased production at some of our plants. As a result, $0.4 million was charged to earnings in the period. That amount included an immaterial amount of expense which was reclassified from Accumulated Other Comprehensive Income to earnings during the period ended March 31, 2009, as an immaterial amount of our natural gas futures contracts became ineffective.

The following table provides the impact on the Condensed Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges:

Gain (loss) recognized in income (ineffective portion)		Three months ended March 31,
Derivative	Location	2009	2008

Natural gas contracts	Other (expense) income	$(399)	$—

Total		$(399)	$—

As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated OCI to current expense in cost of sales in our Condensed Consolidated Statement of Operations. Similarly, as fixed interest payments are made pursuant to the interest rate protection agreements, they are recorded together with the related receipt of variable interest receipts, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated OCI related to the interest rate agreements. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated OCI that will be reclassified into earnings over the next twelve months will result in $19.6 million of expense in our Condensed Consolidated Statement of Operations.
Gains and losses for derivatives which were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended March 31,
Derivative	Location	2009	2008

Currency contracts	Other (expense) income	$—	$(170)

		$—	$(170)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparties are rated A+ or better for the Interest Rate Protection Agreements and AA- or better for the other derivative agreements as of March 31, 2009, by Standard and Poor’s.
10. Comprehensive Income (Loss)
Components of comprehensive (loss) income (net of tax) are as follows:

	Three months ended
	March 31,
	2009	2008

Net loss	$(27,893)	$(3,477)
Change in pension and nonpension postretirement liability, net of taxes of $(2,575) and $406 in 2009 and 2008 respectively	(955)	(1,057)
Change in fair value of derivatives, net of taxes of $(638) and $(523) in 2009 and 2008 respectively	(1,789)	952
Exchange rate fluctuations	(4,070)	7,027

Total comprehensive (loss) income	$(34,707)	$3,445

Accumulated other comprehensive loss (net of tax) is as follows:

	March 31,	December 31,
	2009	2008

Minimum pension liability and intangible pension asset	$(104,362)	$(103,407)
Derivatives	(18,399)	(16,610)
Exchange rate fluctuations	161	4,231

Balance at end of period	$(122,600)	$(115,786)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month period ended March 31, 2009 and March 31, 2008.
At March 31, 2009, December 31, 2008 and March 31, 2008, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended March 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$82,766	$21,377	$63,109	$(9,399)	$157,853
Freight billed to customers	—	111	205	29	—	345

Total revenues	—	82,877	21,582	63,138	(9,399)	158,198
Cost of sales	—	76,923	19,896	60,062	(9,399)	147,482

Gross profit	—	5,954	1,686	3,076	—	10,716
Selling, general and administrative expenses	—	12,500	2,176	7,698	—	22,374
Special charges	—	2	394	—	—	396

Income (loss) from operations	—	(6,548)	(884)	(4,622)	—	(12,054)
Other income (expense)	—	(54)	(262)	279	—	(37)

Earnings (loss) before interest and income taxes	—	(6,602)	(1,146)	(4,343)	—	(12,091)
Interest expense	—	15,888	—	1,291	—	17,179

Earnings (loss) before income taxes	—	(22,490)	(1,146)	(5,634)	—	(29,270)
Provision (benefit) for income taxes	—	(1,087)	336	(626)	—	(1,377)

Net income (loss)	—	(21,403)	(1,482)	(5,008)	—	(27,893)
Equity in net income (loss) of subsidiaries	(27,893)	(6,490)	—	—	34,383	—

Net income (loss)	$(27,893)	$(27,893)	$(1,482)	$(5,008)	$34,383	$(27,893)

The following represents the total special charges included in the above Condensed Consolidated Statement of Operations (see note 5):

Three months ended March 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$—	$1,823	$—	$—	$1,823
Special charges	—	2	394	—	—	396
Other income (expense)	—	—	(229)	—	—	(229)

Total pretax special charges	$—	$2	$2,446	$—	$—	$2,448

Special charges net of tax	$—	$2	$2,446	$—	$—	$2,448

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

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

March 31, 2009 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$9,207	$293	$6,963	$—	$16,463
Accounts receivable — net	—	32,544	6,173	35,838	—	74,555
Inventories — net	—	50,158	24,500	94,768	—	169,426
Other current assets	—	5,270	130	10,914	—	16,314

Total current assets	—	97,179	31,096	148,483	—	276,758
Other non-current assets	—	8,335	—	12,437	—	20,772
Investments in and advances to subsidiaries	(92,015)	411,133	265,186	135,654	(719,958)	—
Goodwill and purchased intangible assets — net	—	26,274	15,778	148,194	—	190,246

Total other assets	(92,015)	445,742	280,964	296,285	(719,958)	211,018
Property, plant and equipment — net	—	86,074	6,494	211,567	—	304,135

Total assets	$(92,015)	$628,995	$318,554	$656,335	$(719,958)	$791,911

Accounts payable	$—	$7,418	$2,206	$41,272	$—	$50,896
Accrued and other current liabilities	—	64,515	13,650	30,616	—	108,781
Notes payable and long-term debt due within one year	—	215	—	12,490	—	12,705

Total current liabilities	—	72,148	15,856	84,378	—	172,382
Long-term debt	—	452,180	—	75,971	—	528,151
Other long-term liabilities	—	142,758	13,917	26,718	—	183,393

Total liabilities	—	667,086	29,773	187,067	—	883,926
Total shareholders’ equity	(92,015)	(38,091)	288,781	469,268	(719,958)	(92,015)

Total liabilities and shareholders’ equity	$(92,015)	$628,995	$318,554	$656,335	$(719,958)	$791,911

December 31, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$6,453	$413	$6,438	$—	$13,304
Accounts receivable — net	—	32,789	6,076	37,207	—	76,072
Inventories — net	—	58,924	26,892	99,426	—	185,242
Other current assets	—	4,731	316	12,120	—	17,167

Total current assets	—	102,897	33,697	155,191	—	291,785
Other non-current assets	—	9,462	43	12,560	—	22,065
Investments in and advances to subsidiaries	(57,889)	406,812	272,761	143,459	(765,143)	—
Goodwill and purchased intangible assets — net	—	28,216	15,780	148,861	—	192,857

Total other assets	(57,889)	444,490	288,584	304,880	(765,143)	214,922
Property, plant and equipment — net	—	88,628	7,697	218,522	—	314,847

Total assets	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

Accounts payable	$—	$9,370	$2,794	$42,264	$—	$54,428
Accrued and other current liabilities	—	36,589	19,700	35,908	—	92,197
Notes payable and long-term debt due within one year	—	215	—	4,186	—	4,401

Total current liabilities	—	46,174	22,494	82,358	—	151,026
Long-term debt	—	451,772	—	94,084	—	545,856
Other long-term liabilities	—	140,936	14,185	27,440	—	182,561

Total liabilities	—	638,882	36,679	203,882	—	879,443
Total shareholders’ equity	(57,889)	(2,867)	293,299	474,711	(765,143)	(57,889)

Total liabilities and shareholders’ equity	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended March 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(27,893)	$(27,893)	$(1,482)	$(5,008)	$34,383	$(27,893)
Depreciation and amortization	—	3,928	1,343	6,457	—	11,728
Other operating activities	27,893	28,019	179	8,841	(34,383)	30,549

Net cash provided by (used in) operating activities	—	4,054	40	10,290	—	14,384
Additions to property, plant & equipment	—	(1,364)	(160)	(3,416)	—	(4,940)
Other investing activities	—	67	—	—	—	67

Net cash (used in) investing activities	—	(1,297)	(160)	(3,416)	—	(4,873)
Net borrowings	—	(3)	—	(6,000)	—	(6,003)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(3)	—	(6,000)	—	(6,003)
Exchange effect on cash	—	—	—	(349)	—	(349)

Increase (decrease) in cash	—	2,754	(120)	525	—	3,159
Cash at beginning of period	—	6,453	413	6,438	—	13,304

Cash at end of period	$—	$9,207	$293	$6,963	$—	$16,463

Three months ended March 31, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(3,477)	$(3,477)	$3,102	$8,920	$(8,545)	$(3,477)
Depreciation and amortization	—	3,882	756	6,658	—	11,296
Other operating activities	3,477	(17,147)	(3,234)	(27,599)	8,545	(35,958)

Net cash provided by (used in) operating activities	—	(16,742)	624	(12,021)	—	(28,139)
Additions to property, plant & equipment	—	(3,320)	(115)	(5,917)	—	(9,352)
Other investing activities	—	41	—	—	—	41

Net cash (used in) investing activities	—	(3,279)	(115)	(5,917)	—	(9,311)
Net borrowings	—	(86)	—	8,681	—	8,595
Other financing activities	—	(364)	—	—	—	(364)

Net cash provided by (used in) financing activities	—	(450)	—	8,681	—	8,231
Exchange effect on cash	—	—	—	282	—	282

Increase (decrease) in cash	—	(20,471)	509	(8,975)	—	(28,937)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$363	$1,041	$6,198	$—	$7,602

12. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	Three months ended March 31,
	2009	2008

Net Sales:
North American Glass	$108,743	$127,477
North American Other	21,377	26,583
International	28,851	36,387
Eliminations	(1,118)	(3,171)

Consolidated	$157,853	$187,276

EBIT:
North American Glass	$(8,625)	$7,072
North American Other	(1,120)	3,818
International	(2,346)	(659)

Consolidated	$(12,091)	$10,231

Special Charges:
North American Glass	$2	$—
North American Other	2,446	—
International	—	—

Consolidated	$2,448	$—

Depreciation & Amortization:
North American Glass	$6,447	$6,553
North American Other	1,343	756
International	3,938	3,987

Consolidated	$11,728	$11,296

Capital Expenditures:
North American Glass	$2,519	$5,709
North American Other	160	115
International	2,261	3,528

Consolidated	$4,940	$9,352

Reconciliation of EBIT to Net Loss:
Segment EBIT	$(12,091)	$10,231
Interest Expense	(17,179)	(17,151)
Benefit from Income Taxes	1,377	3,443

Net Loss	$(27,893)	$(3,477)

13. Fair Value
We adopted SFAS 157 as of January 1, 2008, but we had not applied the statement to non-recurring, nonfinancial assets and liabilities. We adopted SFAS 157 for nonrecurring, nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 had no impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at March 31, 2009				Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(17,913)	$—	$(17,913)	$—	$(14,868)	$—	$(14,868)
Interest rate protection agreements	—	(6,586)	—	(6,586)	—	(6,761)	—	(6,761)

Total derivative liability	$—	$(24,499)	$—	$(24,499)	$—	$(21,629)	$—	$(21,629)

The fair values of our interest rate protection agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our commodity futures natural gas contracts are determined using observable market inputs. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative liability is recorded on the Condensed Consolidated Balance Sheets with $20.1 million in derivative liability and $4.4 million in other long-term liabilities as of March 31, 2009. As of December 31, 2008 $17.9 million was recorded in derivative liability and $3.7 million in other long-term liabilities.
The commodity futures natural gas contracts and interest rate protection agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. These factors are discussed in “Risk Factors” in Item 1A of section “Part II — Other Information”.
Results of Operations — First Quarter 2009 Compared with First Quarter 2008

	Three months ended March 31,		Variance
(Dollars in thousands, except percentages and per-share amounts)	2009 (2)	2008	In dollars	In percent

Net sales	$157,853	$187,276	$(29,423)	(15.7)%
Gross profit	$10,716	$30,337	$(19,621)	(64.7)%
Gross profit margin	6.8%	16.2%
(Loss) income from operations (IFO)	$(12,054)	$9,478	$(21,532)	(227.2)%
IFO margin	(7.6)%	5.1%
(Loss) earnings before interest and income taxes (EBIT)(1)	$(12,091)	$10,231	$(22,322)	(218.2)%
EBIT margin	(7.7)%	5.5%
(Loss) earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$(363)	$21,527	$(21,890)	(101.7)%
EBITDA margin	(0.2)%	11.5%
Net loss	$(27,893)	$(3,477)	$(24,416)	(702.2)%
Net income margin	(17.7)%	(1.9)%
Diluted net loss per share	$(1.89)	$(0.24)	$(1.65)	(687.5)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net loss to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax special charges of $2.4 million related to the closing of our Syracuse China manufacturing facility in the North American Other segment. (See note 5 to the Condensed Consolidated Financial Statements).
Net Sales
For the quarter ended March 31, 2009, net sales decreased 15.7 percent to $157.9 million from record first quarter sales of $187.3 million in the year-ago quarter. North American Glass net sales decreased 14.7 percent, due primarily to a decrease of 29.2 percent in shipments to Crisa customers and a decline in sales to U.S. and Canadian customers of 7.0 percent in retail glassware and 4.3 percent in foodservice glassware. Of this 4.3 percent reduction in Foodservice sales, reduced shipments to glassware customers in the United States represented less than 1 percent. Approximately 14.0 percent, or nearly half of the over 29.2 percent reduction at Crisa was related to the devaluation of the Mexican peso. These decreases were partially offset by higher shipments to U.S. business-to-business customers, which were up over 2 percent. North American Other net sales decreased 19.6 percent due to a decline in shipments of World Tableware, Syracuse China and Traex products. International net sales decreased 20.7 percent compared to the year-ago quarter. Unfavorable currency impact caused 9.6 percent of the decline due primarily to the declining strength of the euro when compared to the U.S. dollar. Excluding the currency impact, International sales decreased 11.1 percent, as sales to Royal Leerdam and Crisal glassware customers declined, partially offset by a 5 percent increase in sales to Libbey China customers when compared to the prior year period.
Gross Profit
For the quarter ended March 31, 2009, gross profit decreased by $19.6 million, or 64.7 percent, to $10.7 million, compared to $30.3 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 6.8 percent, compared to 16.2 percent in the year-ago quarter. The unfavorable mix and lower level of net sales, particularly in the U.S. resulted in $11.0 million of the decline in gross margin, and lower production activity offset by reduced manufacturing costs contributed another $10.9 million to the decrease as a significant portion of these expenses are fixed, and could not be reduced to the same extent as net sales. Additional depreciation expense of $0.7 million was recorded to reflect the shorter remaining useful life of the assets and an additional $1.1 million of manufacturing cost was recorded for an inventory write-down related to the closure of our Syracuse China facility. See note 5 for more discussion about this special charge. These unfavorable items were offset by a reduction of $3.7 million in our distribution costs.
(Loss) Income From Operations
Income from operations for the quarter ended March 31, 2009 decreased $21.5 million, to a loss of $12.1 million, compared to income of $9.5 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to (7.6) percent in the first quarter 2009, compared to 5.1 percent in the year-ago quarter. The decline in income from operations is a result of lower gross profit and gross profit margin (discussed above), combined with higher selling, general and administrative expenses and a $0.4 million special charge related to the Syracuse China shutdown. The $1.5 million increase in selling, general and administrative expenses was caused by a $2.5 million pension settlement charge arising from lump sum payments to retirees during the first quarter of 2009 and the 2008 reversal of $1.3 million related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. These increases were offset by a decrease in other labor and benefits expenses of $1.7 million and legal and professional fees of $0.6 million.
(Loss) Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) decreased by $22.3 million, from earnings of $10.2 million in 2008, compared to a loss of $(12.1) million in 2009. EBIT as a percentage of net sales decreased to (7.7) percent in the first quarter 2009, compared to 5.5 percent in the year-ago quarter. Key contributors to the decrease in EBIT compared to the year-ago quarter are the same as those discussed above under (Loss) Income From Operations, in addition to an unfavorable swing in foreign currency translation losses versus the prior year quarter of approximately $0.7 million.
(Loss) Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by 101.7 percent to a loss of $(0.4) million in the first quarter of 2009 from income of $21.5 million in the year-ago quarter. As a percentage of net sales, EBITDA was (0.2) percent for the first quarter 2009, compared to 11.5 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under (Loss) Earnings before Interest and Income Taxes (EBIT). Depreciation and amortization expenses increased $0.4 million. This increase is principally the result of the $0.7 million of additional depreciation expense mentioned above, due to the decreased remaining useful life of certain assets at our Syracuse China operations.
Net Loss and Diluted Net Loss Per Share
We recorded a net loss of $(27.9) million, or $(1.89) per diluted share, in the first quarter 2009, compared to a net loss of $(3.5) million, or $(0.24) per diluted share, in the year-ago quarter. Net loss as a percentage of net sales was (17.7) percent in the first quarter 2009, compared to (1.9) percent in the year-ago quarter. In addition, the effective tax rate was 4.7 percent for the quarter compared to 49.8 percent in the year-ago quarter, providing a smaller relative tax benefit from the loss. The Company’s effective tax rate changed from the year-ago quarter primarily as a result of valuation allowances in the United States, the Netherlands, and Portugal. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws have also impacted the effective tax rate.

Segment Results of Operations

	Three months ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	In dollars	In percent

Net Sales:
North American Glass	$108,743	$127,477	$(18,734)	(14.7)%
North American Other	21,377	26,583	(5,206)	(19.6)%
International	28,851	36,387	(7,536)	(20.7)%
Eliminations	(1,118)	(3,171)

Consolidated	$157,853	$187,276	$(29,423)	(15.7)%

EBIT:
North American Glass	$(8,625)	$7,072	$(15,697)	(222.0)%
North American Other	(1,120)	3,818	(4,938)	(129.3)%
International	(2,346)	(659)	(1,687)	(256.0)%

Consolidated	$(12,091)	$10,231	$(22,322)	(218.2)%

EBIT Margin:
North American Glass	(7.9)%	5.5%
North American Other	(5.2)%	14.4%
International	(8.1)%	(1.8)%
Consolidated	(7.7)%	5.5%
Special charges:
North American Glass	$2	$—	$2	100.0%
North American Other	2,446	—	2,446	100.0%
International	—	—	—	100.0%

Consolidated	$2,448	$—	$2,448	100.0%

Segment Results of Operations — First Quarter 2009 Compared to First Quarter 2008
North American Glass
For the quarter ended March 31, 2009, net sales decreased 14.7 percent to $108.7 million from $127.5 million in the year-ago quarter. Of the total decrease in net sales, approximately 9.0 percent was attributable to decreased shipments to Crisa’s customers, 3.2 percent was attributable to decreased shipments to U.S. and Canadian foodservice glassware customers and 1.7 percent was attributable to decreased shipments to U.S. and Canadian retail glassware customers. Of the 9.0 percent attributable to decreased shipments of Crisa product, 5.5 percent is related to an unfavorable currency impact.
EBIT decreased to $(8.6) million for the first quarter 2009, compared to $7.1 million for the year-ago quarter. EBIT as a percentage of net sales decreased to (7.9) percent in the first quarter 2009, compared to 5.5 percent in the year-ago quarter. The key factors in the decline in EBIT compared to the year-ago quarter were $10.4 million due to the decreased production activity offset by lower manufacturing costs and $6.1 million due to an unfavorable sales mix. In addition, a $2.4 million increase in selling, general and administrative expense was caused primarily by a $2.5 million pension settlement charge arising from lump sum payments to retirees during the first quarter of 2009 and a one-time reversal of $1.3 million in the first quarter of 2008 related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. These increases were partially offset by decreases of $1.0 million in labor and benefits and $0.4 million in legal and professional fees. The factors contributing to the decrease in EBIT were partially offset by decreases of $3.1 million in distribution costs.
North American Other
For the quarter ended March 31, 2009, net sales declined 19.6 percent to $21.4 million from $26.6 million in the year-ago quarter. Components of the total decrease in net sales were declines of approximately 10.3 percent in shipments of World Tableware products, approximately 4.4 percent in shipments of Syracuse China products and approximately 3.9 percent in shipments of Traex products.

EBIT declined by $4.9 million for the first quarter of 2009, compared to the year-ago quarter. EBIT as a percentage of net sales decreased to (5.2) percent in the first quarter of 2009, compared to 14.4 percent in the year-ago quarter. The key contributors to the decreased EBIT were decreased sales, which caused an unfavorable $4.3 million impact. Production costs included a $0.7 million special charge due to additional depreciation expenses recorded to reflect the shorter remaining useful life of the assets at our Syracuse China facility and a $1.1 million write-down of raw materials and work in process inventory also related to the shut down of our Syracuse China facility. These were offset by a decrease in other production costs and purchased product in the segment. Decreases of $0.4 million each in distribution costs and SG&A expenses were offset by special charges of $0.4 million primarily from legal and consulting fees related to the closure of Syracuse China and other expenses of $0.3 million as a result of ineffectiveness of natural gas hedges.
International
For the quarter ended March 31, 2009, net sales decreased 20.7 percent to $28.9 million from $36.4 million in the year-ago quarter. Of the total decrease in net sales, 10.7 percent was related to the currency impact of a weaker euro; and the majority of the remaining decrease in net sales was related to decreased shipments to Royal Leerdam and Crisal customers, while sales to customers of Libbey China were essentially flat.
EBIT declined by $1.7 million for the first quarter of 2009, to $(2.3) million compared to $(0.7) million in the year-ago quarter. EBIT as a percentage of net sales decreased to (8.1) percent in the first quarter 2009, compared to (1.8) percent in the year-ago quarter. Decreased net sales and production activity offset by lower manufacturing costs were responsible for $0.6 million and $1.6 million of the EBIT decline, respectively, and other income (expense) contributed another $0.5 million to the decline as $0.7 million of translation losses were partially offset by other income of $0.2 million. These factors were offset by a $0.7 million reduction in SG&A due mainly to labor and benefits savings and a $0.2 million reduction in distribution costs.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At March 31, 2009, our cash balance was $16.5 million, an increase of $3.2 million from $13.3 million at December 31, 2008. The increase was primarily due to an increase in our free cash flow offset by payments on our ABL facility.
Working Capital
The following table presents our working capital components:

(Dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	March 31, 2009	December 31, 2008	In dollars	In percent

Accounts receivable — net	$74,555	$76,072	$(1,517)	(2.0)%
DSO (1)	34.9	34.3
Inventories — net	$169,426	$185,242	$(15,816)	(8.5)%
DIO (2)	79.2	83.5
Accounts payable	$50,896	$54,428	$(3,532)	(6.5)%
DPO (3)	23.8	24.5
Working capital (4)	$193,085	$206,886	$(13,801)	(6.7)%
DWC (5)	90.3	93.3
Percentage of net sales	24.7%	25.5%

DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $193.1 million at March 31, 2009, a decrease of $13.8 million from December 31, 2008. This decrease is due primarily to lower inventories and reduced receivables, which resulted from our continued focus on our cash management efforts to increase cash flow through reductions in working capital, and lower production activity. Working capital as a percentage of net sales decreased from 25.5 percent from December 31, 2008 to 24.7 percent in the first quarter of 2009.

Borrowings
The following table presents our total borrowings:

			March 31,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2009	2008

Borrowings under ABL facility	floating	December 16, 2010	$26,416	$34,538
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	148,946	148,946
Promissory note	6.00%	April, 2009 to September, 2016	1,624	1,666
Notes payable	floating	April, 2009	2,810	3,284
RMB loan contract	floating	July, 2012 to January, 2014	36,625	36,675
RMB working capital loan	floating	March, 2010	7,325	7,335
Obligations under capital leases	floating	April, 2009 to May, 2009	118	302
BES Euro line	floating	January, 2010 to January, 2014	14,529	15,507
Other debt	floating	September, 2009	639	630

Total borrowings			545,032	554,883
Less — unamortized discounts and warrants			4,176	4,626

Total borrowings — net (3)			$540,856	$550,257

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	Additional PIK notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay semi-annual interest. During the first three years, interest is payable by the issuance of additional PIK notes.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $545.0 million at March 31, 2009, compared to total borrowings of $554.9 million at December 31, 2008. The $9.9 million decrease in borrowings was primarily the result of the repayment of borrowings under our ABL facility and the currency exchange impact from the U.S. dollar strengthening against the euro during the first quarter of 2009.
Of our total indebtedness, $194.5 million, approximately 35.7 percent, is subject to fluctuating interest rates at March 31, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.3 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.
Cash Flow
The following table presents key drivers to our free cash flow for the third quarter.

	Three months ended March 31,		Variance
(Dollars in thousands, except percentages)	2009	2008	In dollars	In percent

Net cash provided by (used in) operating activities	$14,384	$(28,139)	$42,523	151.1%
Capital expenditures	(4,940)	(9,352)	4,412	47.2%
Proceeds from asset sales and other	67	41	26	63.4%

Free cash flow (1)	$9,511	$(37,450)	$46,961	125.4%

(1)	We believe that Free Cash Flow [net cash provided by (used in) operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Our net cash provided by operating activities was $14.4 million in the first quarter of 2009, compared to net cash used by operating activities of $28.1 million in the year-ago quarter, or an improvement of $42.5 million. The major factors impacting cash flow from operations were a $30.8 million improvement in working capital performance compared to the prior year quarter and the final $19.6 million payment to Vitro made in 2008 related to the 2006 Crisa acquisition. These improvements were offset by cash required to fund our losses in the current period.
Our net cash used in investing activities decreased to $4.9 million in the first quarter of 2009, compared to $9.3 million in the year-ago period, primarily as a result of decreased capital expenditures in our North American Glass and International operations.
Net cash used in financing activities was $6.0 million in the first quarter of 2009, compared to net cash provided by financing activities of $8.2 million in the year-ago quarter, or a swing of $14.2 million. During the first quarter of 2008, we utilized $9.1 million more of our capacity on the ABL Facility to fund our operating needs, while we made $5.9 million of repayments on that facility in the first quarter of 2009.
Our free cash flow was $9.5 million during the first quarter 2009, compared to a use of cash of $37.5 million in the year-ago quarter, an improvement of $47.0 million. The primary contributor to this change was the improvement in cash flow from operations and reduced capital expenditures in the current period.
Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at March 31, 2009, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. The average maturity of these Rate Agreements is 0.7 years at March 31, 2009. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 9.57 percent per year at March 31, 2009. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties’ credit ratings were rated A+ or better as of March 31, 2009, by Standard and Poor’s.
The fair market value for the Rate Agreements at March 31, 2009, was a $(6.6) million liability. At December 31, 2008, the fair market value of these Rate Agreements was a $(6.8) million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments is determined from market quotes. At March 31, 2009, we had commodity futures contracts for 4,580,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(17.9) million liability. We have hedged approximately 20 percent of forecasted transactions through December 2010. At December 31, 2008, we had commodity futures contracts for 5,280,000 million BTUs of natural gas with a fair market value of a $(14.9) million liability. The counterparties’ credit ratings for these derivatives were rated AA- or better as of March 31, 2009, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $49.0 million at March 31, 2009 and $44.6 million at December 31, 2008. We were impacted by recessionary pressures in 2008, especially during the fourth quarter of the year and the current quarter of 2009, and we anticipate that the global economic recession will continue throughout 2009 and perhaps beyond. In addition, interest on our PIK Notes will be payable in cash beginning December 1, 2009. We began taking a number of steps to enhance our liquidity in 2008, have continued with further steps in 2009 (including those announced in February, 2009), and have begun to see the benefits of these measures in our positive free cash flow for the first quarter. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and capital markets have become distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK notes expire in December 2011. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so. However, based upon our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further) we anticipate that we will generate positive cash flow from operations and, if necessary, have sufficient cash availability from our ABL Facility to meet our liquidity needs for at least one year.

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
Table 1

	Three months ended
Reconciliation of net loss to EBIT and EBITDA	March 31,
(Dollars in thousands)	2009	2008

Net loss	$(27,893)	$(3,477)
Add: Interest expense	17,179	17,151
Add: Benefit from income taxes	(1,377)	(3,443)

(Loss) earnings before interest and income taxes (EBIT)	(12,091)	10,231
Add: Depreciation and amortization	11,728	11,296

(Loss) earnings before interest, taxes, deprecation and amortization (EBITDA)	$(363)	$21,527

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

Table 2

Reconciliation of net cash provided by (used in) operating activities to free cash flow	Three months ended March 31,
(Dollars in thousands)	2009	2008

Net cash provided by (used in) operating activities	$14,384	$(28,139)
Capital expenditures	(4,940)	(9,352)
Proceeds from asset sales and other	67	41

Free cash flow	$9,511	$(37,450)

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
Table 3

Reconciliation of working capital	March 31,	December 31,
(Dollars in thousands)	2009	2008

Accounts receivable (net)	$74,555	$76,072
Plus: Inventories (net)	169,426	185,242
Less: Accounts payable	50,896	54,428

Working capital	$193,085	$206,886

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
We are exposed to market risks due to changes in currency values, although the majority of our revenues and expenses are denominated in U.S. dollars. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, euro, RMB or Mexican peso that could reduce the cost competitiveness of our products compared to foreign competition.
Interest Rates
We are exposed to market risks associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $194.5 million of debt subject to fluctuating interest rates at March 31, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties’ were rated A+ or better as of March 31, 2009, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties’ were rated AA- or better by Standard and Poor’s as of March 31, 2009.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1 percent in the discount rate would change our total annual expense by approximately $1.9 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $2.2 million.
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
•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.

•	Our cost-reduction projects may not result in anticipated savings in operating costs.

•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	If we have a fair value impairment in a business segment, net earnings and net worth could be materially adversely affected by a write down of goodwill or intangible assets.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to effectively integrate future businesses we acquire.

•	We may not be able to achieve the international growth contemplated by our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in their operation, our business and results of operations could suffer.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	We received notice from the New York Stock Exchange (NYSE) that our stock was delisted before the start of trading on April 20, 2009. Our shares are now traded on the Over the Counter Bulletin Board (OTC BB). There can be no assurance that we may be able to regain our listing on the NYSE or any other exchange.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

•	We may face a risk when we return to the market to refinance our debt as a result of the February, 2009 downgrade of the Company’s debt by Moody’s Investor Service.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

January 1 to January 31, 2009	—	—	—	1,000,000
February 1 to February 28, 2009	—	—	—	1,000,000
March 1 to March 31, 2009	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.01 to Registrant’s Form 8-K filed February 7, 2005 and incorporated herein by reference).

4.1	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.3	Form of Floating Rate Senior Secured Note due 2011. (filed as Exhibit 4.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

4.4	Registration Rights Agreement, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers named therein. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.5	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.6	Form of 16% Senior Subordinated Secured Pay-in-Kind Note due 2011. (filed as Exhibit 4.6 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.7	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.9	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto. (filed as Exhibit 4.9 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.10	Amendment and Waiver, dated November 7, 2008, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, Bank of America, N.A. (f/k/a LaSalle Bank Midwest National Association), Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 4.10 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.1	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.3	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.4	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.5	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and

Exhibit
Number	Description

incorporated herein by reference).

10.6	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.8	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.10	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.13	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.14	Transition Services Agreement, dated June 16, 2006, among Crisa Libbey S.A. de C.V., Vitrocrisa Holding, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial, S. de R.L. de C.V., Crisa Industrial, L.L.C. and Vitro S.A. de C.V. (filed as exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

10.15	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).

10.16	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.17	Form of Registered Global Floating Rate Senior Secured Note, Series B, due 2011 (filed as exhibit 10.55 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.18	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.19	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.22	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.23	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.32 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.24	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.33 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.25	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.34 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K

Exhibit
Number	Description

for the year ended December 31, 2008 and incorporated herein by reference).

10.27	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.28	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.29	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.30	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date: May 11, 2009	By	/s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer