Form 10-Q
period 2009-06-30
LIBBEY INC
filed 2009-08-07
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Common Stock, $.01 par value 15,152,473 shares at July 31, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended June 30,
	2009	2008
Net sales	$195,826	$224,828
Freight billed to customers	399	615

Total revenues	196,225	225,443
Cost of sales	161,942	183,275

Gross profit	34,283	42,168
Selling, general and administrative expenses	22,514	23,451
Special charges	278	—

Income from operations	11,491	18,717
Other income	2,758	586

Earnings before interest and income taxes	14,249	19,303
Interest expense	17,532	17,620

(Loss) income before income taxes	(3,283)	1,683
(Benefit from) provison for income taxes	(5,947)	3,802

Net income (loss)	$2,664	$(2,119)

Net income (loss) per share:
Basic	$0.18	$(0.14)

Diluted	$0.18	$(0.14)

Dividends per share	$—	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Six months ended June 30,
	2009	2008
Net sales	$353,679	$412,104
Freight billed to customers	744	1,283

Total revenues	354,423	413,387
Cost of sales	309,424	340,882

Gross profit	44,999	72,505
Selling, general and administrative expenses	44,888	44,310
Special charges	674	—

(Loss) income from operations	(563)	28,195
Other income	2,721	1,339

Earnings before interest and income taxes	2,158	29,534
Interest expense	34,711	34,771

Loss before income taxes	(32,553)	(5,237)
(Benefit from) provision for income taxes	(7,324)	359

Net loss	$(25,229)	$(5,596)

Net loss per share:
Basic	$(1.70)	$(0.38)

Diluted	$(1.70)	$(0.38)

Dividends per share	$—	$0.05

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:

Cash and equivalents	$24,082	$13,304
Accounts receivable — net	91,252	76,072
Inventories — net	145,798	185,242
Prepaid and other current assets	12,397	17,167

Total current assets	273,529	291,785

Pension asset	9,640	9,351
Purchased intangible assets — net	25,430	26,121
Goodwill	164,795	166,736
Other assets	11,896	12,714

Total other assets	211,761	214,922
Property, plant and equipment — net	302,116	314,847

Total assets	$787,406	$821,554

Liabilities and Shareholders’ Equity:

Notes payable	$1,336	$3,284
Accounts payable	54,485	54,428
Salaries and wages	24,952	22,597
Accrued liabilities	43,474	39,675
Accrued special charges	2,140	4,248
Pension liability (current portion)	1,778	1,778
Non-pension postretirement benefits (current portion)	4,684	4,684
Derivative liability	14,008	17,936
Deferred income taxes	1,010	1,279
Long-term debt due within one year	9,987	1,117

Total current liabilities	157,854	151,026
Long-term debt	531,709	545,856
Pension liability	100,830	109,505
Non-pension postretirement benefits	58,537	57,197
Deferred income taxes	3,775	3,648
Other long-term liabilities	9,176	12,211

Total liabilities	861,881	879,443
Shareholders’ deficit:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued at June 30, 2009 and at December 31, 2008	187	187
Capital in excess of par value (includes warrants of $1,034, based on 485,309 shares at June 30, 2009 and at December 31, 2008)	310,249	309,275
Treasury stock, at cost, 3,552,997 shares (3,967,486 shares in 2008)	(95,472)	(106,411)
Retained deficit	(180,606)	(145,154)
Accumulated other comprehensive loss	(108,833)	(115,786)

Total shareholders’ deficit	(74,475)	(57,889)

Total liabilities and shareholders’ deficit	$787,406	$821,554

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$2,664	$(2,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,518	11,238
Loss (gain) on asset sales	23	(117)
Change in accounts receivable	(16,007)	(17,230)
Change in inventories	26,962	5,976
Change in accounts payable	2,156	3,986
Accrued interest and amortization of discounts, warrants and finance fees	(13,129)	(13,785)
Pay-in-kind note interest	11,916	10,216
Pension & non-pension postretirement benefits	194	(1,008)
Restructuring charges	(2,301)	—
Accrued liabilities & prepaid expenses	10,104	2,509
Accrued income taxes	(6,674)	6,347
Other operating activities	(1,720)	(933)

Net cash provided by operating activities	24,706	5,080

Investing activities:
Additions to property, plant and equipment	(4,610)	(8,260)
Proceeds from asset sales and other	21	5

Net cash used in investing activities	(4,589)	(8,255)

Financing activities:
Net (repayments) borrowings on ABL credit facility activity	(10,803)	14,314
Other repayments	(2,006)	(400)
Dividends	—	(365)

Net cash (used in) provided by financing activities	(12,809)	13,549

Effect of exchange rate fluctuations on cash	311	(93)

Increase in cash	7,619	10,281
Cash at beginning of period	16,463	7,602

Cash at end of period	$24,082	$17,883

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$18,867	$20,249
Cash paid (refunded) during the period for income taxes	$106	$(376)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net loss	$(25,229)	$(5,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,246	22,534
Loss (gain) on asset sales	32	(124)
Change in accounts receivable	(15,597)	(17,460)
Change in inventories	38,246	(5,044)
Change in accounts payable	113	(5,912)
Accrued interest and amortization of discounts, warrants and finance fees	1,551	1,960
Pay-in-kind note interest	11,916	10,216
Pension & non-pension postretirement benefits	3,165	(730)
Restructuring charges	(751)	—
Payable to Vitro	—	(19,575)
Accrued liabilities & prepaid expenses	12,784	(2,565)
Accrued income taxes	(8,637)	761
Other operating activities	(749)	(1,524)

Net cash provided by (used in) operating activities	39,090	(23,059)

Investing activities:
Additions to property, plant and equipment	(9,550)	(17,612)
Proceeds from asset sales and other	88	46

Net cash used in investing activities	(9,462)	(17,566)

Financing activities:
Net (repayments) borrowings on ABL credit facility activity	(16,689)	23,382
Other repayments	(2,123)	(873)
Dividends	—	(729)

Net cash (used in) provided by financing activities	(18,812)	21,780

Effect of exchange rate fluctuations on cash	(38)	189

Increase (decrease) in cash	10,778	(18,656)
Cash at beginning of period	13,304	36,539

Cash at end of period	$24,082	$17,883

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$20,003	$21,290
Cash paid (refunded) during the period for income taxes	$1,307	$(395)
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
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with SFAS No. 123-R, “Accounting for Stock-Based Compensation” (“SFAS No. 123-R”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested stock-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2009 was $0.3 million and $1.1 million, respectively. The stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2008 was $1.1 million and $2.1 million, respectively.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP157-2”), which delayed until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 was effective upon issuance. In April 2009, the FASB issued FASB Staff Position 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for financial periods ending after June 15, 2009. We adopted SFAS 157 as of January 1, 2008, but had not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 and its related FSPs (FSP 157-2, FSP 157-3 and FSP 157-4) had no impact on our consolidated results of operations and financial condition. We adopted SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements. See notes 4, 9 and 13 of the Condensed Consolidated Financial Statements for additional information.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 re-characterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. We adopted SFAS 160 as of January 1, 2009. The adoption of SFAS 160 did not have any impact on our consolidated financial statements as we currently do not have any noncontrolling interests.
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
      In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP 132(R)-1.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB statement 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. Since FSP 107-1 only requires additional disclosures, adoption of this statement did not have a material impact on our consolidated financial statements. See note 4 of the Condensed Consolidated Financial Statements for additional information.
      In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In accordance with SFAS 165, we have evaluated and, as necessary, made changes to these unaudited condensed financial statements for the events through August 7, 2009, the date that the financial statements were issued. There were no subsequent events that provided evidence about the conditions existing at the balance sheet date.
      In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace SFAS 162 and to establish the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All previous existing accounting standards are superseded by the Codification as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative.

SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a significant impact on our consolidated financial statements.
Reclassifications
Certain amounts in the prior year’s financial statements may have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Accounts receivable:
Trade receivables	$90,349	$74,393
Other receivables	903	1,679

Total accounts receivable, less allowances of $8,397 and $10,479	$91,252	$76,072

Inventories:
Finished goods	$128,336	$163,817
Work in process	1,249	2,805
Raw materials	4,106	5,748
Repair parts	10,493	10,271
Operating supplies	1,614	2,601

Total inventories, less allowances of $4,040 and $6,582	$145,798	$185,242

Prepaid and other current assets:
Prepaid expenses	$10,102	$14,865
Refundable and prepaid income taxes	2,295	2,302

Total prepaid and other current assets	$12,397	$17,167

Other assets:
Finance fees — net of amortization	$7,252	$8,183
Other	4,644	4,531

Total other assets	$11,896	$12,714

Accrued liabilities:
Accrued incentives	$19,357	$12,760
Workers compensation	9,624	9,384
Medical liabilities	2,881	2,736
Interest	4,307	4,575
Commissions payable	981	1,135
Other	6,324	9,085

Total accrued liabilities	$43,474	$39,675

Other long-term liabilities:
Derivative liability	$2,917	$3,693
Deferred liability	1,269	1,566
Other	4,990	6,952

Total other long-term liabilities	$9,176	$12,211

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
Borrowings consist of the following:

			June 30,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2009	2008

Borrowings under ABL facility	floating	December 16, 2010	$16,858	$34,538
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	160,862	148,946
Promissory note	6.00%	July, 2009 to September, 2016	1,580	1,666
Notes payable	floating	July, 2009	1,336	3,284
RMB loan contract	floating	July, 2012 to January, 2014	36,625	36,675
RMB working capital loan	floating	March, 2010	7,325	7,335
Obligations under capital leases	floating	May, 2009	—	302
BES Euro line	floating	January, 2010 to January, 2014	15,453	15,507
Other debt	floating	September, 2009	720	630

Total borrowings			546,759	554,883
Less — unamortized discounts and warrants			3,727	4,626

Total borrowings — net			543,032	550,257
Less — long term debt due within one year and notes payable			11,323	4,401

Total long-term portion of borrowings — net			$531,709	$545,856

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK Notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay semi-annual interest. During the first three years, interest was payable by the issuance of additional PIK Notes.
ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.0 percent and 1.75 percent, respectively, at June 30, 2009. There were no Libbey Glass borrowings under the facility at June 30, 2009, while Libbey Europe had outstanding borrowings of $16.9 million at June 30, 2009, at an interest rate of 3.57 percent. Interest is payable on the last day of the interest period, which can range from one month to six months.
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
Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at June 30, 2009. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $15.0 million. If our aggregate unused ABL availability were to fall below $15.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. The fixed charge coverage ratio is defined as the ratio of earnings before interest, taxes, depreciation, amortization and minority interest (EBITDA) minus capital expenditures to fixed charges (EBITDA minus capital expenditures / fixed charges). Among the items included in the calculation of fixed charges are cash interest expense, scheduled principal payments on outstanding debt and capital lease obligations, taxes paid in cash, dividends paid in cash and required cash contributions to our pension plans in excess of expense.
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
The available total borrowing base is offset by real estate and ERISA reserves totaling $8.2 million and mark-to-market reserves for natural gas and interest rate swaps of $11.9 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $150.0 million limit. At June 30, 2009, we had $8.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $44.6 million at December 31, 2008, and $56.6 million at June 30, 2009.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due June 1, 2011 to the initial purchasers named in a private placement. The net proceeds of these notes, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due June 1, 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 8.26 percent at June 30, 2009. Neither the Senior Notes nor the indenture governing them contain financial covenants.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at June 30, 2009, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. These Rate Agreements expire on December 1, 2009. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 8.26 percent per year at June 30, 2009. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties were rated A+ or better, as of June 30, 2009, by Standard and Poor’s.
The fair market value for the Rate Agreements at June 30, 2009 was a $4.0 million liability. The fair values of the Rate Agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.
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
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due December 1, 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest was payable by issuance of additional PIK Notes. Interest on our PIK Notes will be payable in cash beginning December 1, 2009. At June 30, 2009, the total principal amount of PIK Notes was $160.9 million. Neither the PIK Notes nor the indenture governing them contain financial covenants.
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
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2009, we had $1.6 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have overdraft lines of credit for a maximum of €2.3 million. The $1.3 million outstanding at June 30, 2009 was the U.S. dollar equivalent under the euro-based overdraft line, and the interest rate was 4.36 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the current equivalent of approximately $36.6 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2009, the annual interest rate was 6.19 percent. As of June 30, 2009, the outstanding balance was RMB 250.0 million (approximately $36.6 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.8 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB.
RMB Working Capital Loan
In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 5.40 percent, and is secured by a Libbey Inc. guarantee. At June 30, 2009, the U.S. dollar equivalent on the line was $7.3 million. Interest is payable quarterly.
Obligations Under Capital Leases

In prior periods, we had leased certain machinery and equipment under agreements that were classified as capital leases. These leases were assumed in the Crisal acquisition. The cost of the equipment under capital leases was included in the Condensed Consolidated Balance Sheet as property, plant and equipment, and the related depreciation expense was included in the Condensed Consolidated Statements of Operations.
There are no future minimum lease payments required under the capital leases as of June 30, 2009.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.5 million) with BANCO ESPÍRITO SANTO, S.A. (BES). The $15.5 million outstanding at June 30, 2009 was the U.S. dollar equivalent under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €1.1 million (approximately $1.6 million) is due in January 2010, payment of €1.6 million (approximately $2.3 million) is due in January 2011, payment of €2.2 million (approximately $3.1 million) is due in January 2012, payment of €2.8 million (approximately $3.9 million) is due in January 2013 and payment of €3.3 million (approximately $4.6 million) is due in January 2014. Interest with respect to the line is paid every six months.
Other Debt
The other debt of $0.7 million primarily consists of government-subsidized loans for equipment purchases at Crisal.
Fair Value of Borrowings
The fair value of the Company’s debt has been calculated based on quoted market prices for the same or similar issues. Our floating rate $306.0 million Senior Notes due June, 2011 had an estimated fair value of $192.8 million at June 30, 2009. The $160.9 million PIK Notes have been held by a single holder since inception, and there is no active market from which a fair value could be derived. The value of the remainder of our debt approximates carrying value at June 30, 2009.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $56.6 million at June 30, 2009 and $44.6 million at December 31, 2008. In addition, our cash and cash equivalents balance of $24.1 million at June 30, 2009 is available for our short term operating needs. We were impacted by recessionary pressures in 2008, especially during the fourth quarter of the year, and the first half of 2009, and we anticipate that the global economic recession will continue throughout 2009 and perhaps beyond. In addition, interest on our PIK Notes will be payable in cash beginning December 1, 2009. We began taking a number of steps to enhance our liquidity in 2008, have continued with further steps in 2009 (including those announced in February, 2009), and have begun to see the benefits of these measures in our positive cash flow from operations for the first half of 2009. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions have been, and continue to be volatile. The credit and capital markets remain challenging. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot provide assurance that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK Notes expire in December 2011. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so. However, based upon our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further) we anticipate that we will generate positive cash flow from operations and, if necessary, have sufficient cash availability from our ABL Facility to meet our ongoing liquidity needs.
5. Special Charges
In December 2008, we announced that our Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs. See Form 10-K for the year ended December 31, 2008 for further discussion. We incurred additional charges of approximately $0.2 million and $2.7 million in the three months and six months ended June 30, 2009, respectively, related to these planned closures. The Syracuse China facility was closed on April 9, 2009 and the Mira Loma distribution center was closed on May 31, 2009.
A charge of $1.1 million was incurred in the first quarter of 2009 to write down certain raw materials and work in process inventory that could not be converted to finished product. An immaterial amount of this inventory was subsequently sold in the second quarter of 2009, resulting in a reversal of this portion of the write-down. These amounts were included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Additional depreciation expense of $0.7 million was recorded in the first quarter of 2009 to reflect the shorter remaining useful life of the assets. These amounts were included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Special charges of $0.3 million and $0.7 million in the three months and six months ended June 30, 2009, respectively, included various legal, consulting and employee related costs. These amounts were included in special charges on the Condensed Consolidated Statement of Operations in the North American Other and North American Glass segments.
Other (expense) income on the Condensed Consolidated Statement of Operations included charges of $0.2 million in the six months ended June 30, 2009 for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. These amounts were included in the North American Other segment.
The following table summarizes the facility closure charges in the second quarter and first half of 2009:

	Three months ended June 30, 2009			Six months ended June 30, 2009
	North	North		North	North
	American	American		American	American
(Dollars in thousands)	Glass	Other	Total	Glass	Other	Total
Inventory write-down	$1	$(3)	$(2)	$1	$1,115	$1,116
Fixed asset depreciation	—	—	—	—	705	705

Included in cost of sales	1	(3)	(2)	1	1,820	1,821
Employee termination cost & other	(29)	307	278	(27)	658	631
Fixed asset write-down	—	—	—	—	43	43

Included in special charges	(29)	307	278	(27)	701	674
Ineffectiveness of natural gas hedge	—	43	43	—	(186)	(186)

Included in other (expense) income	—	43	43	—	(186)	(186)

Total pretax charge	$(28)	$261	$233	$(26)	$2,707	$2,681

The following reflects the balance sheet activity related to the facility closure charge for the six months ended June 30, 2009:

	Reserve					Reserve
	Balances	Total	Cash	Inventory &		Balances
	at December 31,	Charge to	Receipts	Fixed asset	Non-cash	at June 30,
(Dollars in thousands)	2008	Earnings	(Payments)	Write Downs	Utilization	2009

Inventory write-down	$—	$1,116	$3	$(1,119)	$—	$—
Fixed asset depreciation	—	705	—	—	(705)	—
Fixed asset write-down	—	43	—	(43)	—	—
Employee termination cost & other	4,248	631	(2,739)	—	—	2,140
Ineffectiveness of natural gas hedges	—	186	—	—	(186)	—

Total	$4,248	$2,681	$(2,736)	$(1,162)	$(891)	$2,140

The ending balance of $2.1 million at June 30, 2009 was included in accrued special charges on the Condensed Consolidated Balance

Sheets and we expect this to result in cash payments in 2009. The carrying value of this balance approximates its fair value.
The following reflects the total cumulative charges to date related to the facility closure activity:

	North	North	Total
	American	American	Charges
(Dollars in thousands)	Glass	Other	To Date

Inventory write-down	$193	$10,691	$10,884
Pension & postretirement welfare	—	4,170	4,170
Fixed asset depreciation	—	966	966

Included in cost of sales	193	15,827	16,020
Employee termination cost & other	591	4,860	5,451
Fixed asset write-down	65	9,703	9,768

Included in special charges	656	14,563	15,219
Ineffectiveness of natural gas hedge	—	(569)	(569)

Included in other (expense) income	—	(569)	(569)

Total pretax charge	$849	$30,959	$31,808

We expect the total charges for each of these activities to approximate the charges incurred to date.
6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws. At June 30, 2009 and December 31, 2008 we had $1.2 million and $2.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. The decrease of $1.1 million was primarily attributable to an income tax settlement during the second quarter, offset by additions based on tax positions related to the current year.
In addition, SFAS No. 109, Accounting for Income Taxes requires that the provision for/(benefit from) income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Included in our income tax provision are tax benefits of $3.6 million for the second quarter of 2009 and $3.9 million for the first six months of 2009 related to these intra-period allocations. Depending upon the level of our future earnings and losses and their impact on other comprehensive income, it is possible that these tax adjustments may change or even reverse in future periods.
Further, our current and future provision for (benefit from) income taxes for 2009 is significantly impacted by valuation allowances. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands, Portugal and Mexico. In assessing the need for recording a valuation allowance we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, whether there was an unusual, infrequent, or extraordinary item to be considered. We intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
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
The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2009	2008	2009	2008	2009	2008

Service cost	$1,216	$1,223	$338	$434	$1,554	$1,657
Interest cost	3,799	3,885	1,037	1,139	4,836	5,024
Expected return on plan assets	(4,275)	(4,412)	(633)	(798)	(4,908)	(5,210)
Amortization of unrecognized:
Prior service cost (gain)	561	610	(23)	(17)	538	593
Loss	118	305	94	56	212	361
Settlement charge	200	—	—	—	200	—

Pension expense	$1,619	$1,611	$813	$814	$2,432	$2,425

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2009	2008	2009	2008	2009	2008

Service cost	$2,490	$2,696	$676	$876	$3,166	$3,572
Interest cost	7,896	7,815	2,074	2,365	9,970	10,180
Expected return on plan assets	(8,801)	(8,787)	(1,265)	(1,628)	(10,066)	(10,415)
Amortization of unrecognized:
Prior service cost (gain)	1,121	1,195	(47)	(35)	1,074	1,160
Loss	435	659	188	147	623	806
Settlement	2,700	—	—	—	2,700	—

Pension expense	$5,841	$3,578	$1,626	$1,725	$7,467	$5,303

We incurred pension settlement charges of $0.2 million and $2.7 million during the three months and six months ended June 30, 2009, respectively. The pension settlement charges were triggered by excess lump sum distributions to retirees.
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
The provision for our non-pension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended June 30,	2009	2008	2009	2008	2009	2008

Service cost	$341	$254	$1	$1	$342	$255
Interest cost	955	714	26	36	981	750
Amortization of unrecognized:
Prior service gain	(81)	(95)	—	—	(81)	(95)
Loss / (Gain)	177	71	(9)	(1)	168	70

Non-pension postretirement benefit expense	$1,392	$944	$18	$36	$1,410	$980

	U.S. Plans		Non-U.S. Plans		Total
Six months ended June 30,	2009	2008	2009	2008	2009	2008

Service cost	$666	$550	$1	$1	$667	$551
Interest cost	1,892	1,427	55	64	1,947	1,491
Amortization of unrecognized:
Prior service cost (gain)	(209)	(231)	—	—	(209)	(231)
Loss / (Gain)	382	119	(17)	(16)	365	103

Non-pension postretirement benefit expense	$2,731	$1,865	$39	$49	$2,770	$1,914

In 2009, we expect to utilize approximately $18.0 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $4.0 million and $8.1 million was utilized in the three months and six months ended June 30, 2009.
8. Net Income (Loss) per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008

Numerator for earnings per share — net income (loss ) that is available to common shareholders	$2,664	$(2,119)	$(25,229)	$(5,596)

Denominator for basic earnings per share — weighted average shares outstanding	14,881,521	14,645,105	14,811,592	14,612,306

Effect of dilutive securities (1)	269,147	—	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	15,150,668	14,645,105	14,811,592	14,612,306

Basic earnings (loss) per share	$0.18	$(0.14)	$(1.70)	$(0.38)

Diluted earnings (loss) per share	$0.18	$(0.14)	$(1.70)	$(0.38)

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP) (243,236 shares for the six months ended June 30, 2009, and 285,799 and 330,641 shares for the three months and six months ended June 30, 2008, respectively), was anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.
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
9. Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts originally designated to expected purchases at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. Changes in fair value of these hedges are recorded in Other Comprehensive Income (OCI). While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that the forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in our earnings. All of these contracts were accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).
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
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009.
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
Notional Amounts
As of June 30, 2009, we had commodity contracts for 3,810,000 million British Thermal Units (BTUs) of natural gas. We also had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, as discussed in Note 4. At December 31, 2008, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt and commodity contracts for 5,280,000 million BTUs of natural gas. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of June 30, 2008, we had contracts for 4.5 million Canadian dollars. During April 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008. As of December 31, 2008, all of these currency contracts had expired.
Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Liability Derivatives:
	June 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Derivative liability	$4,030	Derivative liability	$6,761
Natural gas contracts	Derivative liability	9,607	Derivative liability	10,908
Natural gas contracts	Other long term liability	2,817	Other long term liability	3,500

Total designated		16,454		21,169

Derivatives undesignated as hedging instruments under SFAS 133:
Interest rate contracts	Derivative liability	—	Derivative liability	—
Natural gas contracts	Derivative liability	371	Derivative liability	267
Natural gas contracts	Other long term liability	100	Other long term liability	193

Total undesignated		471		460

Total		$16,925		$21,629

Change in value of derivatives
Most of our derivatives qualify and are designated as cash flow hedges (except certain natural gas contracts originally designated to expected purchases at Syracuse China) at June 30, 2009. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

	Amount of derivative gain/(loss) recognized in OCI (effective portion)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Derivatives in Cash Flow Hedging relationships:
Interest rate contracts	$1,433	$3,745	$2,929	$(174)
Natural gas contracts	(340)	3,724	(6,761)	7,986

Total	$1,093	$7,469	$(3,832)	$7,812

		Gain / (loss) reclassified from Accumulated Other
		Comprehensive Income (loss) to income (effective portion)
		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008

Derivative:	Location:
Natural gas contracts	Cost of sales	$(4,970)	$1,585	$(8,744)	$453
Interest rate contracts	Interest expense	1,583	720	2,903	951

	Total impact on net income (loss)	$(3,387)	$2,305	$(5,841)	$1,404

Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009 as well as decreased production at some of our plants. As a result, we recorded a credit of $0.3 million in the three months ended June 30, 2009 and expense of $0.1 million in the six months ended June 30, 2009. Expenses reclassified from Accumulated Other Comprehensive Income to earnings during the three and six months ended June 30, 2009 were immaterial.
The following table provides the impact on the Condensed Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges:

		Gain (loss) recognized in income (ineffective portion)
		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008

Derivative:	Location:
Natural gas contracts	Other (expense) income	$290	$—	$(109)	$—

Total		$290	$—	$(109)	$—

As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive income to current expense in cost of sales in our Condensed Consolidated Statement of Operations. Similarly, as fixed interest payments are made pursuant to the interest rate protection agreements, they are recorded together with the related receipt of variable interest receipts, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated other comprehensive income related to the interest rate agreements. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive income that will be reclassified into earnings over the next twelve months will result in $14.0 million of expense in our Condensed Consolidated Statement of Operations.
Gains and losses for derivatives which were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008

Derivative:	Location:
Currency contracts	Other (expense) income	$—	$(113)	$—	$(283)

		$—	$(113)	$—	$(283)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparties are rated A+ or better for the Interest Rate Protection Agreements and BBB or better for the other derivative agreements as of June 30, 2009, by Standard and Poor’s.
10. Comprehensive Income (Loss)
Components of comprehensive income (loss) (net of tax) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$2,664	$(2,119)	$(25,229)	$(5,596)
Change in pension and nonpension postretirement liability (1)	5,436	(2,074)	4,481	(3,131)
Change in fair value of derivatives (2)	4,431	3,991	2,642	4,943
Exchange rate fluctuations	3,900	(95)	(170)	6,932

Total comprehensive income (loss)	$16,431	$(297)	$(18,276)	$3,148

(1) Net of the following tax amounts for the respective periods	$(3,741)	$1,155	$(6,316)	$1,561
(2) Net of the following tax amounts for the respective periods	$(1,633)	$(1,893)	$(2,271)	$(2,416)
Accumulated other comprehensive loss (net of tax) is as follows:

	June 30,	December 31,
	2009	2008

Minimum pension liability and intangible pension asset	$(98,926)	$(103,407)
Derivatives	(13,968)	(16,610)
Exchange rate fluctuations	4,061	4,231

Balance at end of period	$(108,833)	$(115,786)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and six months periods ended June 30, 2009 and June 30, 2008.
At June 30, 2009, December 31, 2008 and June 30, 2008, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$102,180	$24,341	$77,707	$(8,402)	$195,826
Freight billed to customers	—	141	222	36	—	399

Total revenues	—	102,321	24,563	77,743	(8,402)	196,225
Cost of sales	—	77,641	18,823	73,880	(8,402)	161,942

Gross profit	—	24,680	5,740	3,863	—	34,283
Selling, general and administrative expenses	—	12,353	2,158	8,003	—	22,514
Special charges	—	(29)	307	—	—	278

Income (loss) from operations	—	12,356	3,275	(4,140)	—	11,491
Other income (expense)	—	2,248	129	381	—	2,758

Earnings (loss) before interest and income taxes	—	14,604	3,404	(3,759)	—	14,249
Interest expense	—	16,017	—	1,515	—	17,532

Earnings (loss) before income taxes	—	(1,413)	3,404	(5,274)	—	(3,283)
Provision (benefit) for income taxes	—	(4,623)	(82)	(1,242)	—	(5,947)

Net income (loss)	—	3,210	3,486	(4,032)	—	2,664
Equity in net income (loss) of subsidiaries	2,664	(546)	—	—	(2,118)	—

Net income (loss)	$2,664	$2,664	$3,486	$(4,032)	$(2,118)	$2,664

The following represents the total special charges included in the above Condensed Consolidated Statement of Operations (see note 5):

Three months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$1	$(3)	$—	$—	$(2)
Special charges	—	(29)	307	—	—	278
Other income (expense)	—	—	43	—	—	43

Total pretax special charges	$—	$(28)	$261	$—	$—	$233

Special charges net of tax	$—	$(28)	$261	$—	$—	$233

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

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Six months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$184,946	$45,718	$140,816	$(17,801)	$353,679
Freight billed to customers	—	252	427	65	—	744

Total revenues	—	185,198	46,145	140,881	(17,801)	354,423
Cost of sales	—	154,564	38,719	133,942	(17,801)	309,424

Gross profit	—	30,634	7,426	6,939	—	44,999
Selling, general and administrative expenses	—	24,853	4,334	15,701	—	44,888
Special charges	—	(27)	701	—	—	674

Income (loss) from operations	—	5,808	2,391	(8,762)	—	(563)
Other income (expense)	—	2,194	(133)	660	—	2,721

Earnings (loss) before interest and income taxes	—	8,002	2,258	(8,102)	—	2,158
Interest expense	—	31,905	—	2,806	—	34,711

Earnings (loss) before income taxes	—	(23,903)	2,258	(10,908)	—	(32,553)
Provision (benefit) for income taxes	—	(5,710)	254	(1,868)	—	(7,324)

Net income (loss)	—	(18,193)	2,004	(9,040)	—	(25,229)
Equity in net income (loss) of subsidiaries	(25,229)	(7,036)	—	—	32,265	—

Net income (loss)	$(25,229)	$(25,229)	$2,004	$(9,040)	$32,265	$(25,229)

The following represents the total special charges included in the above Condensed Consolidated Statement of Operations (see note 5):

Six months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$1	$1,820	$—	$—	$1,821
Special charges	—	(27)	701	—	—	674
Other income (expense)	—	—	(186)	—	—	(186)

Total pretax special charges	$—	$(26)	$2,707	$—	$—	$2,681

Special charges net of tax	$—	$(26)	$2,707	$—	$—	$2,681

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

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

June 30, 2009 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$11,784	$261	$12,037	$—	$24,082
Accounts receivable — net	—	37,735	6,697	46,820	—	91,252
Inventories — net	—	40,187	20,761	84,850	—	145,798
Other current assets	—	12,316	10,758	9,385	(20,062)	12,397

Total current assets	—	102,022	38,477	153,092	(20,062)	273,529
Other non-current assets	—	11,162	—	10,374	—	21,536
Investments in and advances to subsidiaries	(74,475)	422,233	269,516	128,545	(745,819)	—
Goodwill and purchased intangible assets — net	—	26,833	15,775	147,617	—	190,225

Total other assets	(74,475)	460,228	285,291	286,536	(745,819)	211,761
Property, plant and equipment — net	—	84,067	6,301	211,748	—	302,116

Total assets	$(74,475)	$646,317	$330,069	$651,376	$(765,881)	$787,406

Accounts payable	$—	$11,012	$2,688	$40,785	$—	$54,485
Accrued and other current liabilities	—	69,302	23,226	19,580	(20,062)	92,046
Notes payable and long-term debt due within one year	—	215	—	11,108	—	11,323

Total current liabilities	—	80,529	25,914	71,473	(20,062)	157,854
Long-term debt	—	464,501	—	67,208	—	531,709
Other long-term liabilities	—	130,726	11,651	29,941	—	172,318

Total liabilities	—	675,756	37,565	168,622	(20,062)	861,881
Total shareholders’ equity	(74,475)	(29,439)	292,504	482,754	(745,819)	(74,475)

Total liabilities and shareholders’ equity	$(74,475)	$646,317	$330,069	$651,376	$(765,881)	$787,406

December 31, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$6,453	$413	$6,438	$—	$13,304
Accounts receivable — net	—	32,789	6,076	37,207	—	76,072
Inventories — net	—	58,924	26,892	99,426	—	185,242
Other current assets	—	4,731	316	12,120	—	17,167

Total current assets	—	102,897	33,697	155,191	—	291,785
Other non-current assets	—	9,462	43	12,560	—	22,065
Investments in and advances to subsidiaries	(57,889)	406,812	272,761	143,459	(765,143)	—
Goodwill and purchased intangible assets — net	—	28,216	15,780	148,861	—	192,857

Total other assets	(57,889)	444,490	288,584	304,880	(765,143)	214,922
Property, plant and equipment — net	—	88,628	7,697	218,522	—	314,847

Total assets	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

Accounts payable	$—	$9,370	$2,794	$42,264	$—	$54,428
Accrued and other current liabilities	—	36,589	19,700	35,908	—	92,197
Notes payable and long-term debt due within one year	—	215	—	4,186	—	4,401

Total current liabilities	—	46,174	22,494	82,358	—	151,026
Long-term debt	—	451,772	—	94,084	—	545,856
Other long-term liabilities	—	140,936	14,185	27,440	—	182,561

Total liabilities	—	638,882	36,679	203,882	—	879,443
Total shareholders’ equity	(57,889)	(2,867)	293,299	474,711	(765,143)	(57,889)

Total liabilities and shareholders’ equity	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$2,664	$2,664	$3,486	$(4,032)	$(2,118)	$2,664
Depreciation and amortization	—	3,848	243	6,427	—	10,518
Other operating activities	(2,664)	(1,880)	(3,707)	17,657	2,118	11,524

Net cash provided by (used in)
operating activities	—	4,632	22	20,052	—	24,706
Additions to property, plant & equipment	—	(1,997)	(54)	(2,559)	—	(4,610)
Other investing activities	—	21	—	—	—	21

Net cash (used in) investing activities	—	(1,976)	(54)	(2,559)	—	(4,589)
Net borrowings	—	(79)	—	(12,730)	—	(12,809)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(79)	—	(12,730)	—	(12,809)
Exchange effect on cash	—	—	—	311	—	311

Increase (decrease) in cash	—	2,577	(32)	5,074	—	7,619
Cash at beginning of period	—	9,207	293	6,963	—	16,463

Cash at end of period	$—	$11,784	$261	$12,037	$—	$24,082

Three months ended June 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(2,119)	$(2,119)	$3,562	$474	$(1,917)	$(2,119)
Depreciation and amortization	—	3,638	754	6,846	—	11,238
Other operating activities	2,119	6,347	(3,801)	(10,621)	1,917	(4,039)

Net cash provided by (used in)
operating activities	—	7,866	515	(3,301)	—	5,080
Additions to property, plant & equipment	—	(2,670)	(240)	(5,350)	—	(8,260)
Other investing activities	—	5	—	—	—	5

Net cash (used in) investing activities	—	(2,665)	(240)	(5,350)	—	(8,255)
Net borrowings	—	4,221	—	9,693	—	13,914
Other financing activities	—	(365)	—	—	—	(365)

Net cash provided by (used in) financing activities	—	3,856	—	9,693	—	13,549
Exchange effect on cash	—	—	—	(93)	—	(93)

Increase (decrease) in cash	—	9,057	275	949	—	10,281
Cash at beginning of period	—	363	1,041	6,198	—	7,602

Cash at end of period	$—	$9,420	$1,316	$7,147	$—	$17,883

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Six months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(25,229)	$(25,229)	$2,004	$(9,040)	$32,265	$(25,229)
Depreciation and amortization	—	7,776	1,586	12,884	—	22,246
Other operating activities	25,229	26,139	(3,528)	26,498	(32,265)	42,073

Net cash provided by (used in) operating activities	—	8,686	62	30,342	—	39,090
Additions to property, plant & equipment	—	(3,361)	(214)	(5,975)	—	(9,550)
Other investing activities	—	88	—	—	—	88

Net cash (used in) investing activities	—	(3,273)	(214)	(5,975)	—	(9,462)
Net borrowings	—	(82)	—	(18,730)	—	(18,812)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(82)	—	(18,730)	—	(18,812)
Exchange effect on cash	—	—	—	(38)	—	(38)

Increase (decrease) in cash	—	5,331	(152)	5,599	—	10,778
Cash at beginning of period	—	6,453	413	6,438	—	13,304

Cash at end of period	$—	$11,784	$261	$12,037	$—	$24,082

Six months ended June 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(5,596)	$(5,596)	$6,664	$9,394	$(10,462)	$(5,596)
Depreciation and amortization	—	7,520	1,510	13,504	—	22,534
Other operating activities	5,596	(10,800)	(7,035)	(38,220)	10,462	(39,997)

Net cash provided by (used in) operating activities	—	(8,876)	1,139	(15,322)	—	(23,059)
Additions to property, plant & equipment	—	(5,990)	(355)	(11,267)	—	(17,612)
Other investing activities	—	46	—	—	—	46

Net cash (used in) investing activities	—	(5,944)	(355)	(11,267)	—	(17,566)
Net borrowings	—	4,135	—	18,374	—	22,509
Other financing activities	—	(729)	—	—	—	(729)

Net cash provided by (used in) financing activities	—	3,406	—	18,374	—	21,780
Exchange effect on cash	—	—	—	189	—	189

Increase (decrease) in cash	—	(11,414)	784	(8,026)	—	(18,656)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$9,420	$1,316	$7,147	$—	$17,883

12. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net Sales:
North American Glass	$137,744	$155,013	$246,487	$282,490
North American Other	24,341	30,120	45,718	56,703
International	34,533	41,765	63,384	78,152
Eliminations	(792)	(2,070)	(1,910)	(5,241)

Consolidated	$195,826	$224,828	$353,679	$412,104

EBIT:
North American Glass	$11,758	$14,938	$3,133	$22,010
North American Other	3,430	3,641	2,310	7,459
International	(939)	724	(3,285)	65

Consolidated	$14,249	$19,303	$2,158	$29,534

Special Charges:
North American Glass	$(28)	$—	$(26)	$—
North American Other	261	—	2,707	—
International	—	—	—	—

Consolidated	$233	$—	$2,681	$—

Depreciation & Amortization:
North American Glass	$6,336	$6,425	$12,783	$12,978
North American Other	243	755	1,586	1,511
International	3,939	4,058	7,877	8,045

Consolidated	$10,518	$11,238	$22,246	$22,534

Capital Expenditures:
North American Glass	$2,622	$4,983	$5,141	$10,692
North American Other	54	241	214	356
International	1,934	3,036	4,195	6,564

Consolidated	$4,610	$8,260	$9,550	$17,612

Reconciliation of EBIT to Net Income (Loss):
Segment EBIT	$14,249	$19,303	$2,158	$29,534
Interest Expense	(17,532)	(17,620)	(34,711)	(34,771)
Benefit from (provision for) Income Taxes	5,947	(3,802)	7,324	(359)

Net Income (Loss)	$2,664	$(2,119)	$(25,229)	$(5,596)

13. Fair Value
We adopted SFAS 157 as of January 1, 2008, but we had not applied the statement to non-recurring, nonfinancial assets and liabilities. We adopted SFAS 157 for nonrecurring, nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 had no impact on our fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at June 30, 2009				Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(12,895)	$—	$(12,895)	$—	$(14,868)	$—	$(14,868)
Interest rate protection agreements	—	(4,030)	—	(4,030)	—	(6,761)	—	(6,761)

Total derivative liability	$—	$(16,925)	$—	$(16,925)	$—	$(21,629)	$—	$(21,629)

The fair values of our interest rate protection agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our commodity futures natural gas contracts are determined using observable market inputs. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative liability is recorded on the Condensed Consolidated Balance Sheets with $14.0 million in derivative liability and $2.9 million in other long-term liabilities as of June 30, 2009. As of December 31, 2008 $17.9 million was recorded in derivative liability and $3.7 million in other long-term liabilities.
The commodity futures natural gas contracts and interest rate protection agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. These factors are discussed in “Risk Factors” under Item 1A of “Part II — Other Information”.
Overview
Market conditions continue to be challenging. While comparisons to the record setting sales performance of the second quarter and first half of 2008 are dramatic, we have begun to see the results of our cash flow enhancements outlined on February 11, 2009. We have reduced capital spending, reduced production levels in response to the reduced demand in our markets, reduced our overall costs and reduced our investment in inventories during the first half of the year, a period which historically has seen a buildup of inventories in anticipation of normally higher sales in the second half of the year. The decreased production levels have caused pressure on our margins as certain fixed costs could not be reduced to the same extent as sales, but we have placed a higher priority on liquidity in the near term. We continue to see improvements in the trend of our retail business; however, at this time we expect that the eventual recovery of our other markets will occur slowly. We will continue to monitor our customer markets, and as the economy stabilizes we are prepared to adjust production levels accordingly, which should lead to improved profitability as the margin pressures described above begin to reverse.
Results of Operations — Second Quarter 2009 Compared with Second Quarter 2008

	Three months ended June 30,		Variance
(Dollars in thousands, except percentages and per-share amounts)	2009(2)	2008	In dollars	In percent

Net sales	$195,826	$224,828	$(29,002)	(12.9)%
Gross profit	$34,283	$42,168	$(7,885)	(18.7)%
Gross profit margin	17.5%	18.8%
Income from operations (IFO)	$11,491	$18,717	$(7,226)	(38.6)%
IFO margin	5.9%	8.3%
Earnings before interest and income taxes (EBIT)(1)	$14,249	$19,303	$(5,054)	(26.2)%
EBIT margin	7.3%	8.6%
Earnings before interest, taxes, depreciation and
amortization (EBITDA)(1)	$24,767	$30,541	$(5,774)	(18.9)%
EBITDA margin	12.6%	13.6%
Net income (loss)	$2,664	$(2,119)	$4,783	225.7%
Net income (loss) margin	1.4%	(0.9)%
Diluted net income (loss) per share	$0.18	$(0.14)	$0.32	228.6%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net loss to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax special charges of $0.2 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).
Net Sales
For the quarter ended June 30, 2009, net sales decreased 12.9 percent to $195.8 million from record second quarter sales of $224.8 million in the year-ago quarter. North American Glass net shipments decreased 11.1 percent to $137.7 million from $155.0 million in the year-ago quarter. The decrease in sales was primarily attributable to a 27.9 percent decrease in shipments to Crisa customers (15.1 percent excluding the currency impact of the Mexican peso.) In addition, a 7.1 percent decline in shipments to U.S and Canadian foodservice customers was offset by a 6.9 percent increase in shipments to U.S. retail glassware customers. North American Other net sales decreased 19.2 percent due to a decline in shipments of World Tableware, Syracuse China and Traex products. International net sales decreased 17.3 percent compared to the year-ago quarter as a 4.6% increase in shipments to Libbey China customers was offset by unfavorable currency impact in Europe, which caused slightly more than half of the overall decline due to the weaker euro when compared to the U.S. dollar. Excluding the currency impact, International sales decreased 7.9 percent, as shipments to Royal Leerdam and Crisal glassware customers declined when compared to the prior year period.
Gross Profit
For the quarter ended June 30, 2009, gross profit decreased by $7.9 million, or 18.7 percent, to $34.3 million, compared to $42.2 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 17.5 percent, compared to 18.8 percent in the year-ago quarter. The unfavorable mix and lower level of net sales, particularly in Mexico, resulted in $3.7 million of the decline in gross profit, and lower production activity offset by reduced manufacturing costs contributed another $3.3 million to the decrease as a significant portion of these expenses are fixed, and could not be reduced to the same extent as net sales. Also, an unfavorable currency impact resulted in $6.8 million of the decline in gross profit. These unfavorable items were offset by a reduction of $5.0 million in our distribution costs.
Income From Operations
Income from operations for the quarter ended June 30, 2009 decreased $7.2 million, to $11.5 million, compared to $18.7 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to 5.9 percent in the second quarter 2009, compared to 8.3 percent in the year-ago quarter. The decline in income from operations is a result of lower gross profit and gross profit margin (discussed above), and a $0.3 million special charge related to the Syracuse China shutdown, offset by a decrease of $1.4 million in selling, general and administrative expenses. The $1.4 million decrease in selling, general and administrative expenses was caused primarily by a favorable currency impact of $1.2 million.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) decreased by $5.1 million, from $19.3 million in 2008, to $14.2 million in 2009. EBIT as a percentage of net sales decreased to 7.3 percent in the second quarter 2009, compared to 8.6 percent in the year-ago quarter. Key contributors to the decrease in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations, offset by a favorable swing in foreign currency translation versus the prior year quarter of approximately $1.6 million.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by 18.9 percent to $24.8 million in the second quarter of 2009 from $30.5 million in the year-ago quarter. As a percentage of net sales, EBITDA was 12.6 percent for the second quarter 2009, compared to 13.6 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings before Interest and Income Taxes (EBIT). In addition, EBITDA does not include the benefit of a $0.7 million decrease in depreciation and amortization expenses, approximately half of which is due to the shutdown of our Syracuse China operations, with the remainder being due to our lower rate of capital spending.
Net Income (Loss) and Diluted Net Income (Loss) Per Share
We recorded net income of $2.7 million, or $0.18 per diluted share, in the second quarter 2009, compared to a net loss of $(2.1) million, or $(0.14) per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was 1.4 percent in the second quarter 2009, compared to (0.9) percent in the year-ago quarter. The effective tax rate provided a 181.1 percent benefit for the quarter compared to a 225.9 percent expense in the year-ago quarter, due primarily to a $3.6 million tax benefit related to the required intra-period tax allocation between loss from operations and other comprehensive income in the U.S. in the current quarter and a $1.5 million benefit related to adjustments in tax reserves due to the completion of a U.S. federal income tax examination, both recorded in the current quarter. The Company’s effective tax rate also changed from the year-ago quarter as a result of valuation allowances in the United States, the Netherlands, and Portugal. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws have also impacted the effective tax rate, and could cause more volatility in the future.
Results of Operations — First Six Months 2009 Compared with First Six Months 2008

	Six months ended June 30,		Variance
(Dollars in thousands, except percentages and per-share amounts)	2009(2)	2008	In dollars	In percent

Net sales	$353,679	$412,104	$(58,425)	(14.2)%
Gross profit	$44,999	$72,505	$(27,506)	(37.9)%
Gross profit margin	12.7%	17.6%
(Loss) income from operations (IFO)	$(563)	$28,195	$(28,758)	(102.0)%
IFO margin	(0.2)%	6.8%
Earnings before interest and income taxes (EBIT)(1)	$2,158	$29,534	$(27,376)	(92.7)%
EBIT margin	0.6%	7.2%
Earnings before interest, taxes, depreciation and
amortization (EBITDA)(1)	$24,404	$52,068	$(27,664)	(53.1)%
EBITDA margin	6.9%	12.6%
Net loss	$(25,229)	$(5,596)	$(19,633)	(350.8)%
Net income margin	(7.1)%	(1.4)%
Diluted net loss per share	$(1.70)	$(0.38)	$(1.32)	(347.4)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net loss to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax special charges of $2.7 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).
Net Sales
For the six months ended June 30, 2009, net sales decreased 14.2 percent to $353.7 million from sales of $412.1 million in the year-ago period. North American Glass net sales decreased 12.7 percent, due primarily to a decrease of 28.5 percent in shipments to Crisa customers and a decline of 5.9 percent in shipments to U.S. and Canadian foodservice glassware customers. Approximately 13.0 percent, or nearly half of the 28.5 percent reduction at Crisa, was related to the devaluation of the Mexican peso. Due in part to a strong second quarter, our U.S. Retail sales were nearly equal to the record sales levels of the first half of last year. North American Other net sales decreased 19.4 percent due to a decline in shipments of World Tableware, Syracuse China and Traex products. International net sales decreased 18.9 percent compared to the year-ago period, including 9.5 percent due to unfavorable currency impact which resulted primarily from the declining strength of the euro when compared to the U.S. dollar. Excluding the currency impact, International sales decreased 9.4 percent, as shipments to Royal Leerdam and Crisal glassware customers declined when compared to the prior year period.
Gross Profit
For the six months ended June 30, 2009, gross profit decreased by $27.5 million, or 37.9 percent, to $45.0 million, compared to $72.5 million in the year-ago period. Gross profit as a percentage of net sales decreased to 12.7 percent, compared to 17.6 percent in the year-ago period. The unfavorable mix and lower level of net sales, particularly in the U.S., resulted in $9.2 million of the decline in gross profit, and lower production activity offset by reduced manufacturing costs contributed another $14.0 million to the decrease, as a significant portion of these expenses are fixed and could not be reduced to the same extent as net sales. Also, an unfavorable currency impact resulted in $11.8 million of the decline in gross profit. Additional depreciation expense of $0.7 million was recorded to reflect the shorter remaining useful life of the assets and an additional $1.1 million of manufacturing cost was recorded for an inventory write-down related to the closure of our Syracuse China facility. See note 5 for more discussion about these charges. These unfavorable items were offset by a reduction of $7.9 million in our distribution costs.
(Loss) Income From Operations
(Loss) Income from operations for the six months ended June 30, 2009 decreased $28.8 million, to a loss of $(0.6) million, compared to income of $28.2 million in the year-ago period. (Loss) Income from operations as a percentage of net sales decreased to (0.2) percent in the first half of 2009, compared to 6.8 percent in the year-ago period. The decline in income from operations is a result of lower gross profit (discussed above), combined with slightly higher selling, general and administrative expenses and a $0.7 million special charge related to the Syracuse China shutdown. The $0.6 million increase in selling, general and administrative expenses was caused by a $2.7 million pension settlement charge arising from lump sum payments to retirees during the first six months of 2009 and the 2008 reversal of $1.3 million related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. These increases in selling general and administrative expenses were offset by favorable currency impact of $2.1 million and a decrease in commission expense of $1.3 million.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) decreased by $27.4 million, from $29.5 million in 2008 to $2.2 million in 2009. EBIT as a percentage of net sales decreased to 0.6 percent in the first half of 2009, compared to 7.2 percent in the year-ago period. Key contributors to the decrease in EBIT compared to the year-ago period are the same as those discussed above under (Loss) Income From Operations offset by a favorable swing in foreign currency translation versus the prior year period of approximately $0.9 million.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by 53.1 percent to $24.4 million in the first half of 2009 from income of $52.1 million in the year-ago period. As a percentage of net sales, EBITDA was 6.9 percent for the first half of 2009, compared to 12.6 percent in the year-ago period. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings before Interest and Income Taxes (EBIT). In addition, EBITDA does not include the benefit of a $0.3 million decrease in depreciation and amortization expenses.
Net Loss and Diluted Net Loss Per Share
We recorded a net loss of $(25.2) million, or $(1.70) per diluted share, in the first six months of 2009, compared to a net loss of $(5.6) million, or $(0.38) per diluted share, in the year-ago period. Net loss as a percentage of net sales was (7.1) percent in the first half of 2009, compared to (1.4) percent in the year-ago period. In addition, the effective tax rate was 22.5 percent for the period compared to negative 6.9 percent in the year-ago period, due primarily to a $3.9 million tax benefit related to the required intra-period tax allocation between loss from operations and other comprehensive income in the U.S. in the first six months of 2009 and a $1.5 million benefit related to adjustments in tax reserves due to the completion of a U.S. federal income tax examination. The Company’s effective tax rate changed from the year-ago quarter also as a result of valuation allowances in the United States, the Netherlands, and Portugal. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws have also impacted the effective tax rate.
Segment Results of Operations

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance

(Dollars in thousands)	2009	2008	In dollars	In percent	2009	2008	In dollars	In percent

Net Sales:
North American Glass	$137,744	$155,013	$(17,269)	(11.1)%	$246,487	$282,490	$(36,003)	(12.7)%
North American Other	24,341	30,120	(5,779)	(19.2)%	45,718	56,703	(10,985)	(19.4)%
International	34,533	41,765	(7,232)	(17.3)%	63,384	78,152	(14,768)	(18.9)%
Eliminations	(792)	(2,070)			(1,910)	(5,241)

Consolidated	$195,826	$224,828	$(29,002)	(12.9)%	$353,679	$412,104	$(58,425)	(14.2)%

EBIT:
North American Glass	$11,758	$14,938	$(3,180)	(21.3)%	$3,133	$22,010	$(18,877)	(85.8)%
North American Other	3,430	3,641	(211)	(5.8)%	2,310	7,459	(5,149)	(69.0)%
International	(939)	724	(1,663)	(229.7)%	(3,285)	65	(3,350)	NM

Consolidated	$14,249	$19,303	$(5,054)	(26.2)%	$2,158	$29,534	$(27,376)	(92.7)%

EBIT Margin:
North American Glass	8.5%	9.6%			1.3%	7.8%
North American Other	14.1%	12.1%			5.1%	13.2%
International	(2.7)%	1.7%			(5.2)%	0.1%
Consolidated	7.3%	8.6%			0.6%	7.2%

Special charges:
North American Glass	$(28)	$—	$(28)	100.0%	$(26)	$—	$(26)	100.0%
North American Other	261	—	261	100.0%	2,707	—	2,707	100.0%
International	—	—	—	NM	—	—	—	NM

Consolidated	$233	$—	$233	100.0%	$2,681	$—	$2,681	100.0%

Segment Results of Operations — Second Quarter 2009 Compared to Second Quarter 2008
North American Glass
For the quarter ended June 30, 2009, net sales decreased 11.1 percent to $137.7 million from $155.0 million in the year-ago quarter. Of the decrease in net sales, approximately 10.8 percent was attributable to decreased shipments to Crisa’s customers and 4.3 percent was attributable to decreased shipments to U.S. and Canadian foodservice glassware customers offset by a 1.3 percent increase in sales to U.S. and Canadian retail glassware customers. Of the 10.8 percent attributable to decreased shipments of Crisa product, 5.0 percent is related to an unfavorable currency impact.
EBIT decreased to $11.8 million for the second quarter 2009, compared to $14.9 million for the year-ago quarter. EBIT as a percentage of net sales decreased to 8.5 percent in the second quarter 2009, compared to 9.6 percent in the year-ago quarter. The key factors in the decline in EBIT compared to the year-ago quarter were $1.2 million due to the decreased production activity offset by lower manufacturing costs, $1.7 million due to an unfavorable sales mix and an unfavorable currency impact from the devaluation of the Mexican peso of $5.4 million. The factors contributing to the decrease in EBIT were partially offset by decreases of $3.9 million in distribution costs, an improvement of $1.4 million primarily due to favorable foreign currency translation gains.
North American Other
For the quarter ended June 30, 2009, net sales declined 19.2 percent to $24.3 million from $30.1 million in the year-ago quarter. Components of the total decrease in net sales were declines of approximately 11.3 percent in shipments of Syracuse China products, approximately 5.5 percent in shipments of Traex products and approximately 4.0 percent in shipments of World Tableware products.
EBIT declined by $0.2 million for the second quarter of 2009, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 14.1 percent in the second quarter of 2009, compared to 12.1 percent in the year-ago quarter due to lower production and purchasing levels in the segment. The key contributors to the decreased EBIT were decreased sales, which caused an unfavorable $3.8 million impact. This was offset by decreases of $1.2 million in manufacturing costs, $1.1 million in distribution costs and $0.9 million in SG&A expenses. These reductions in costs were primarily the result of the April 2009 closure of our Syracuse China facility.
International
For the quarter ended June 30, 2009, net sales decreased 17.3 percent to $34.5 million from $41.8 million in the year-ago quarter. Of the total decrease in net sales, 10.6 percent was related to the currency impact of a weaker euro. The majority of the remaining decrease in net sales was related to decreased shipments to Royal Leerdam and Crisal customers, while sales to customers of Libbey China were essentially flat as a component of the total International comparison.
EBIT declined by $1.7 million for the second quarter of 2009, to $(0.9) million from $0.7 million in the year-ago quarter. EBIT as a percentage of net sales decreased to (2.7) percent in the second quarter 2009, compared to 1.7 percent in the year-ago quarter. Decreased net sales and production activity offset by lower manufacturing costs were responsible for $0.5 million and $1.2 million of the EBIT decline, respectively. In addition, EBIT was negatively affected by an unfavorable currency impact from the euro of $0.4 million. These factors were offset by a $0.4 million increase in other income related to a government grant.
Segment Results of Operations — First Six Months 2009 Compared to First Six Months 2008
North American Glass
For the six months ended June 30, 2009, net sales decreased 12.7 percent to $246.5 million from $282.5 million in the year-ago period. Of the total decrease in net sales, approximately 11.0 percent was attributable to decreased shipments to Crisa’s customers and 3.8 percent was attributable to decreased shipments to U.S. and Canadian foodservice glassware customers. The U.S. retail channel delivered sales essentially equal to the all-time record retail sales performance during the first six months of 2008. Of the 11.0 percent attributable to decreased shipments of Crisa product, 5.0 percent is related to an unfavorable currency impact.
EBIT decreased to $3.1 million for the first half of 2009, compared to $22.0 million for the year-ago period. EBIT as a percentage of net sales decreased to 1.3 percent in the first half of 2009, compared to 7.8 percent in the year-ago period. The key factors in the decline in EBIT compared to the year-ago period were $9.0 million due to the decreased production activity offset by lower manufacturing costs, $5.7 million due to an unfavorable sales mix and an unfavorable currency impact on EBIT from the devaluation of the Mexican peso of $9.1 million. In addition, EBIT was negatively impacted by a $3.3 million increase in selling, general and administrative expense, which in turn was caused primarily by a $2.7 million pension settlement charge arising from lump sum payments to retirees during the first six months of 2009 and a one-time reversal of $1.3 million in the first quarter of 2008 related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico, offset by decreases of $0.9 million in commission expense. The factors contributing to the decrease in EBIT were partially offset by decreases of $6.5 million in distribution costs and favorable currency translation gains of $1.5 million in other income when compared to the prior year period.
North American Other
For the six months ended June 30, 2009, net sales declined 19.4 percent to $45.7 million from $56.7 million in the year-ago period. Components of the total decrease in net sales were declines of approximately 8.1 percent in shipments of Syracuse China products, approximately 6.9 percent in shipments of World Tableware products and approximately 4.8 percent in shipments of Traex products.
EBIT declined by $5.1 million for the first half of 2009, compared to the year-ago period. EBIT as a percentage of net sales decreased to 5.1 percent in the first half of 2009, compared to 13.2 percent in the year-ago period. The key contributor to the decreased EBIT was decreased sales, which had an unfavorable $8.1 million impact. Production costs included a $0.7 million special charge due to additional depreciation expenses recorded to reflect the shorter remaining useful life of the assets at our Syracuse China facility and a $1.1 million write-down of raw materials and work in process inventory also related to the shut down of our Syracuse China facility. This was offset by decreases of $1.2 million in other production costs and purchased product, $1.4 million in distribution costs, and a decrease of $1.2 million in SG&A expenses, driven by lower selling and marketing expenses.
International
For the six months ended June 30, 2009, net sales decreased 18.9 percent to $63.4 million from $78.2 million in the year-ago period. Of the total decrease in net sales, 10.6 percent was related to the currency impact of a weaker euro. The majority of the remaining decrease in net sales was related to decreased shipments to Royal Leerdam and Crisal customers, while sales to customers of Libbey

China were essentially flat as a component of the total International comparison.
EBIT declined by $3.4 million for the first half of 2009 to $(3.3) million, compared to $0.1 million in the year-ago period. EBIT as a percentage of net sales decreased to (5.2) percent in the first half of 2009, compared to 0.1 percent in the year-ago period. Decreased net sales and production activity offset by lower manufacturing costs were responsible for $0.3 million and $2.3 million of the EBIT decline, respectively, as we lowered production levels in response to lower sales and to manage inventory levels. In addition, EBIT was negatively impacted by an unfavorable currency impact from the euro of $0.6 million.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At June 30, 2009, our cash balance was $24.1 million, an increase of $10.8 million from $13.3 million at December 31, 2008. The increase was primarily due to an increase in our free cash flow offset by payments on our ABL facility.
Working Capital
The following table presents our working capital components:

(Dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	June 30, 2009	December 31, 2008	In dollars	In percent

Accounts receivable — net	$91,252	$76,072	$15,180	20.0%
DSO (1)	44.3	34.3
Inventories — net	$145,798	$185,242	$(39,444)	(21.3)%
DIO (2)	70.8	83.5
Accounts payable	$54,485	$54,428	$57	0.1%
DPO (3)	26.5	24.5
Working capital (4)	$182,565	$206,886	$(24,321)	(11.8)%
DWC (5)	88.6	93.3
Percentage of net sales	24.3%	25.5%

DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $182.6 million at June 30, 2009, a decrease of $24.3 million from December 31, 2008. This decrease is due primarily to lower inventories, which resulted from our continued focus on our cash management efforts to increase cash flow through reductions in working capital, and lower production activity. Partially offsetting our lower inventories is an increase in accounts receivable, resulting from our second quarter sales increase. Working capital as a percentage of net sales decreased from 25.5 percent from December 31, 2008 to 24.3 percent at June 30, 2009.

Borrowings
The following table presents our total borrowings:

			June 30,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2009	2008

Borrowings under ABL facility	floating	December 16, 2010	$16,858	$34,538
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	160,862	148,946
Promissory note	6.00%	July, 2009 to September, 2016	1,580	1,666
Notes payable	floating	July, 2009	1,336	3,284
RMB loan contract	floating	July, 2012 to January, 2014	36,625	36,675
RMB working capital loan	floating	March, 2010	7,325	7,335
Obligations under capital leases	floating	May, 2009	—	302
BES Euro line	floating	January, 2010 to January, 2014	15,453	15,507
Other debt	floating	September, 2009	720	630

Total borrowings			546,759	554,883
Less — unamortized discounts and warrants			3,727	4,626

Total borrowings — net (3)			$543,032	$550,257

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	Additional PIK Notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay semi-annual interest. During the first three years, interest was payable by the issuance of additional PIK Notes.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $546.8 million at June 30, 2009, compared to total borrowings of $554.9 million at December 31, 2008. The $8.1 million decrease in borrowings was primarily the result of the repayment of borrowings under our ABL facility, offset by an increase in our PIK Notes.
Of our total indebtedness, $184.3 million, approximately 33.7 percent, is subject to fluctuating interest rates at June 30, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.2 million and $2.5 million for the three months and six months ended June 30, 2009, respectively, and $1.3 million and $2.6 million for the three months and six months ended June 30, respectively.
Cash Flow
The following table presents key drivers to our free cash flow for the second quarter.

	Three months ended June 30,		Variance
(Dollars in thousands, except percentages)	2009	2008	In dollars	In percent

Net cash provided by operating activities	$24,706	$5,080	$19,626	386.3%
Capital expenditures	(4,610)	(8,260)	3,650	44.2%
Proceeds from asset sales and other	21	5	16	320.0%

Free cash flow (1)	$20,117	$(3,175)	$23,292	733.6%

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
Our net cash provided by operating activities was $24.7 million in the second quarter of 2009, compared to net cash provided by operating activities of $5.1 million in the year-ago quarter, or an improvement of $19.6 million. The major factors impacting cash flow from operations were a $20.4 million improvement in working capital performance compared to the prior year quarter, as cash flow improvements of $21.0 million from inventory and $1.2 million from accounts receivable were more than enough to offset the unfavorable swing of $1.8 million in cash flow from accounts payable, reflecting our efforts to improve liquidity during the current economic downturn. The cash generated from these cash flow improvements was utilized to pay down debt and increase our cash balance.
Our net cash used in investing activities decreased to $4.6 million in the second quarter of 2009, compared to $8.3 million in the year-ago period, primarily as a result of decreased capital expenditures in our North American Glass and International segments.
Net cash used in financing activities was $12.8 million in the second quarter of 2009, compared to net cash provided by financing activities of $13.5 million in the year-ago quarter, or a swing of $26.4 million. During the second quarter of 2008, we utilized $14.3 million more of our capacity on the ABL Facility to fund our operating needs, while we made $10.8 million of repayments on that facility in the second quarter of 2009.
Our free cash flow was $20.1 million during the second quarter 2009, compared to a use of cash of $3.2 million in the year-ago quarter, an improvement of $23.3 million. The primary contributor to this change was the improvement in cash flow from operations and reduced capital expenditures in the current period, as discussed above.
The following table presents key drivers to our free cash flow for the first six months.

	Six months ended June 30,		Variance
(Dollars in thousands, except percentages)	2009	2008	In dollars	In percent

Net cash provided by (used in) operating activities	$39,090	$(23,059)	$62,149	269.5%
Capital expenditures	(9,550)	(17,612)	8,062	45.8%
Proceeds from asset sales and other	88	46	42	91.3%

Free cash flow (1)	$29,628	$(40,625)	$70,253	172.9%

(1)	We believe that Free Cash Flow [net cash provided by (used in) operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $39.1 million in the first half of 2009, compared to net cash used by operating activities of $23.1 million in the year-ago period, or an improvement of $62.2 million. The major factors impacting cash flow from operations were a $51.2 million improvement in working capital performance compared to the prior year period as cash flow improvements of $43.3 million from inventory, $6.0 million from accounts payable and $1.9 million from accounts receivable reflected our efforts to improve liquidity during the current economic downturn. Further improvement in net cash provided by operating activities is the result of the final $19.6 million payment to Vitro made in 2008 related to the 2006 Crisa acquisition. These improvements were offset by cash required to fund our losses in the current period and pay down debt.
Our net cash used in investing activities decreased to $9.5 million in the first half of 2009, compared to $17.6 million in the year-ago period, primarily as a result of decreased capital expenditures in our North American Glass and International segments.
Net cash used in financing activities was $18.8 million in the first half of 2009, compared to net cash provided by financing activities of $21.8 million in the year-ago period, or a swing of $40.6 million. During the first half of 2008, we utilized $23.4 million more of our capacity on the ABL Facility to fund our operating needs, while we made $16.7 million of repayments on that facility in the first half of 2009.
Our free cash flow was $29.6 million during the first half 2009, compared to a use of cash of $40.6 million in the year-ago period, an improvement of $70.3 million. The primary contributor to this change was the improvement in cash flow from operations and reduced capital expenditures in the current period.

Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at June 30, 2009, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. These Rate Agreements expire on December 1, 2009. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 8.26 percent per year at June 30, 2009. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties were rated A+ or better as of June 30, 2009, by Standard and Poor’s.
The fair market value for the Rate Agreements at June 30, 2009, was a $(4.0) million liability. At December 31, 2008, the fair market value of these Rate Agreements was a $(6.8) million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to mature as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments is determined from market quotes. At June 30, 2009, we had commodity futures contracts for 3,810,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(12.9) million liability. We have hedged approximately 40 percent of forecasted transactions through December 2010. At December 31, 2008, we had commodity futures contracts for 5,280,000 million BTUs of natural gas with a fair market value of a $(14.9) million liability. The counterparties for these derivatives were rated BBB or better as of June 30, 2009, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $56.6 million at June 30, 2009 and $44.6 million at December 31, 2008. In addition, our cash and cash equivalents balance of $24.1 million at June 30, 2009 is available for our short term financing needs. We were impacted by recessionary pressures in 2008, especially during the fourth quarter of the year, and the first half of 2009, and we anticipate that the global economic recession will continue throughout 2009 and perhaps beyond. In addition, interest on our PIK Notes will be payable in cash beginning December 1, 2009. We began taking a number of steps to enhance our liquidity in 2008 and have continued with further steps in 2009 (including those announced in February, 2009). These initiatives were expected to result in cash flow improvements in the range of $46 million to $50 million for 2009. These initiatives have been implemented, and we are beginning to see the results in our cash flow. These amounts included a reduction of $22 million to $24 million in capital expenditures. We are on course to achieve the higher end of that range, as our capital expenditures are currently expected to reach $20 million for the year, compared to the $45.7 million spent in 2008. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions have been, and continue to be volatile. The credit and capital markets remain challenging. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot provide assurance that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK Notes expire in December 2011. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so. However, based upon our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further) we anticipate that we will generate positive cash flow from operations and, if necessary, have sufficient cash availability from our ABL Facility to meet our ongoing liquidity needs.

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
Table 1

	Three months ended		Six months ended
Reconciliation of net income (loss) to EBIT and EBITDA	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net income (loss)	$2,664	$(2,119)	$(25,229)	$(5,596)
Add: Interest expense	17,532	17,620	34,711	34,771
Add: (Benefit from) provision for income taxes	(5,947)	3,802	(7,324)	359

Earnings before interest and income taxes (EBIT)	14,249	19,303	2,158	29,534
Add: Depreciation and amortization	10,518	11,238	22,246	22,534

Earnings before interest, taxes, deprecation and amortization (EBITDA)	$24,767	$30,541	$24,404	$52,068

We define EBIT as net income (loss) before interest expense and income taxes. The most directly comparable U.S. GAAP financial measure is net income.
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
We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization. The most directly comparable U.S. GAAP financial measure is net income.
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

Table 2

Reconciliation of net cash provided by
(used in) operating	Three months ended		Six months ended
activities to free cash flow	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net cash provided by (used in) operating activities	$24,706	$5,080	$39,090	$(23,059)
Capital expenditures	(4,610)	(8,260)	(9,550)	(17,612)
Proceeds from asset sales and other	21	5	88	46

Free cash flow	$20,117	$(3,175)	$29,628	$(40,625)

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
Table 3

Reconciliation of working capital	June 30,	December 31,
(Dollars in thousands)	2009	2008

Accounts receivable (net)	$91,252	$76,072
Plus: Inventories (net)	145,798	185,242
Less: Accounts payable	54,485	54,428

Working capital	$182,565	$206,886

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
Interest Rates
We are exposed to market risks associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $184.3 million of debt subject to fluctuating interest rates at June 30, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties were rated A+ or better as of June 30, 2009, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB or better by Standard and Poor’s as of June 30, 2009.
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
The following risk factor has been modified in response to an SEC comment:
•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.

We have a high degree of financial leverage. As of June 30, 2009, we had $543.0 million of debt outstanding, net of discounts and warrants. Of that amount:
•	approximately $16.9 million consisted of debt under our ABL Facility, which is secured by a first-priority lien on our assets;

•	approximately $306.0 million consisted of the Senior Secured Notes, which are secured by a second-priority lien on our collateral;

•	approximately $160.9 million consisted of the PIK Notes, which are secured by a third-priority lien on our collateral;

•	RMB 250 million (approximately $36.6 million) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (“CCBC”), the entire proceeds of which we used to finance the construction of our Greenfield manufacturing facility in China that began operations in early 2007;

•	RMB 50 million (approximately $7.3 million) consisted of a loan, which is fully drawn, made by

CCBC to finance the working capital needs of our China facility; and
•	11 million euro (approximately $15.5 million) consisted of a loan, which is fully drawn, made by Banco Espirito Santo, S.A. (“BES Euro Line”) to finance operational improvements associated with our Portuguese operations.
Our ABL Facility provides for borrowings up to $150.0 million by Libbey Glass and Libbey Europe B.V. (a non-guarantor subsidiary). As a result of borrowing base limitations, the remaining unused availability under the ABL Facility at June 30, 2009 was $56.6 million.
Since we issued the PIK Notes in 2006, interest has been payable semi-annually through the issuance of additional PIK Notes. Commencing December 1, 2009, interest on the PIK Notes will be payable semi-annually in cash. The semi-annual cash interest payment that we are obligated to make on the PIK Notes on December 1, 2009 is approximately $12.9 million.
Our loan agreements, including our agreements governing the ABL Facility, the indenture governing the Senior Secured Notes and the indenture governing the PIK Notes, require us to comply with certain covenants. For example, our ABL Facility requires us to maintain a minimum fixed charge coverage ratio if the remaining unused availability under our ABL Facility is less than $15.0 million.
Although the respective indentures governing the Senior Secured Notes and the PIK Notes do not contain financial covenants, they do contain other covenants that limit our operational and financial flexibility, such as by limiting the additional indebtedness that we may incur, limiting certain business activities, investments and payments, and limiting our ability to dispose of certain assets.
Our agreements governing the ABL Facility, the Senior Secured Notes and the PIK Notes limit the additional indebtedness that we may incur, but we are permitted, subject to certain limitations, to incur additional debt in the future.
Our high degree of leverage, as well as the incurrence of additional debt, could have important consequences for our business, such as:
•	making it more difficult for us to satisfy our financial obligations, including with respect to the Senior Secured Notes and the PIK Notes;

•	limiting our ability to make capital investments in order to expand our business;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes;

•	limiting our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments; and

•	limiting our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt.
Although we have taken a number of steps to enhance our liquidity to date in 2009 (including those announced in February 2009), if cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Global financial markets and economic conditions have been, and continue to be volatile. The credit and capital markets remain challenging. These issues may make it difficult to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, including our obligation to pay the cash interest on the PIK Notes that is payable on December 1, 2009, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the future or when our ABL Facility matures in December 2010. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so.
In addition, our failure to comply with the covenants contained in our loan agreements could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

For further information concerning our borrowings, see “Management’s Discussion and Analysis; Capital Resources and Liquidity — Borrowings” and Note 4 to our Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

April 1 to April 30, 2009	—	—	—	1,000,000
May 1 to May 31, 2009	—	—	—	1,000,000
June 1 to June 30, 2009	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of the Company was held on May 7, 2009. At the meeting, action was taken with respect to the following matters:
(a) Jean-René Gougelet, John F. Meier and Carol B. Moerdyk were reelected as directors of the Company. Each will serve for a term of 3 years or until his successor is elected. The terms of office of William A. Foley, Deborah G. Miller, Terence P. Stewart, Carlos V. Duno, Peter C. McC. Howell, Richard I. Reynolds and John C. Orr continued after the meeting.
(b) The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009 was ratified.
The following table sets forth the tabulation of votes with respect to each of the matters described above:

	Shares	Shares	Shares	Abstentions /
	Voted For	Voted Against	Withheld	Broker Non-Votes

a. Election of Directors
Jean-René Gougelet	10,612,791	—	577,120	—
John F. Meier	10,238,979	—	950,932	—
Carol B. Moerdyk	10,587,160	—	602,751	—
b. Ratification of auditors	10,882,675	251,503		55,733

Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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
4.1
Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference. The schedules to such Credit Agreement are filed herein).

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

10.26
Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-

Exhibit
Number	Description
K for the year ended December 31, 2008 and incorporated herein by reference).
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

LIBBEY INC.
Date: August 7, 2009	By	/s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer