Form 10-Q
period 2009-09-30
LIBBEY INC
filed 2009-11-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Common Stock, $.01 par value 16,088,705 shares at October 30, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2009	2008
Net sales	$186,878	$211,536
Freight billed to customers	419	664

Total revenues	187,297	212,200
Cost of sales	144,337	174,266

Gross profit	42,960	37,934
Selling, general and administrative expenses	24,811	23,377
Special charges	300	—

Income from operations	17,849	14,557
Other income (expense)	2,703	(1,000)

Earnings before interest and income taxes	20,552	13,557
Interest expense	17,451	17,509

Income (loss) before income taxes	3,101	(3,952)
(Benefit from) provison for income taxes	(432)	2,006

Net income (loss)	$3,533	$(5,958)

Net income (loss) per share:
Basic	$0.23	$(0.40)

Diluted	$0.23	$(0.40)

Dividends per share	$—	$0.025

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2009	2008
Net sales	$540,557	$623,640
Freight billed to customers	1,163	1,947

Total revenues	541,720	625,587
Cost of sales	453,761	515,148

Gross profit	87,959	110,439
Selling, general and administrative expenses	69,699	67,687
Special charges	974	—

Income from operations	17,286	42,752
Other income	5,424	339

Earnings before interest and income taxes	22,710	43,091
Interest expense	52,162	52,280

Loss before income taxes	(29,452)	(9,189)
(Benefit from) provision for income taxes	(7,756)	2,365

Net loss	$(21,696)	$(11,554)

Net loss per share:
Basic	$(1.45)	$(0.79)

Diluted	$(1.45)	$(0.79)

Dividends per share	$—	$0.075

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets:

Cash and equivalents	$30,648	$13,304
Accounts receivable — net	91,119	76,072
Inventories — net	153,523	185,242
Prepaid and other current assets	14,116	17,167

Total current assets	289,406	291,785

Pension asset	10,560	9,351
Purchased intangible assets — net	25,293	26,121
Goodwill	165,023	166,736
Other assets	12,033	12,714

Total other assets	212,909	214,922
Property, plant and equipment — net	296,862	314,847

Total assets	$799,177	$821,554

Liabilities and Shareholders’ Deficit:

Notes payable	$1,517	$3,284
Accounts payable	52,087	54,428
Salaries and wages	31,703	22,597
Accrued liabilities	60,033	39,675
Accrued special charges	908	4,248
Pension liability (current portion)	1,579	1,778
Non-pension postretirement benefits (current portion)	4,684	4,684
Derivative liability	10,720	17,936
Deferred income taxes	1,791	1,279
Long-term debt due within one year	9,152	1,117

Total current liabilities	174,174	151,026

Long-term debt	516,030	545,856
Pension liability	99,328	109,505
Non-pension postretirement benefits	59,612	57,197
Deferred income taxes	3,726	3,648
Other long-term liabilities	8,299	12,211

Total liabilities	861,169	879,443

Shareholders’ deficit:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued at September 30, 2009 and at December 31, 2008	187	187
Capital in excess of par value (includes warrants of $1,034 based on 485,309 shares at September 30, 2009 and at December 31, 2008)	310,792	309,275
Treasury stock, at cost, 3,542,070 shares (3,967,486 shares in 2008)	(95,184)	(106,411)
Retained deficit	(177,339)	(145,154)
Accumulated other comprehensive loss	(100,448)	(115,786)

Total shareholders’ deficit	(61,992)	(57,889)

Total liabilities and shareholders’ deficit	$799,177	$821,554

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$3,533	$(5,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,629	10,899
Loss on asset sales	77	159
Change in accounts receivable	864	7,109
Change in inventories	(6,196)	(5,712)
Change in accounts payable	(3,191)	(9,695)
Accrued interest and amortization of discounts, warrants and finance fees	13,447	14,749
Pension & non-pension postretirement benefits	(453)	(13,252)
Restructuring charges	(1,086)	—
Accrued liabilities & prepaid expenses	8,344	5,842
Accrued income taxes	(862)	2,900
Other operating activities	1,533	6,268

Net cash provided by operating activities	26,639	13,309

Investing activities:
Additions to property, plant and equipment	(2,737)	(12,390)
Proceeds from asset sales and other	172	71

Net cash used in investing activities	(2,565)	(12,319)

Financing activities:
Net repayments on ABL credit facility	(16,799)	(8,669)
Other repayments	(662)	(587)
Dividends	—	(369)

Net cash used in financing activities	(17,461)	(9,625)

Effect of exchange rate fluctuations on cash	(47)	(529)

Increase (decrease) in cash	6,566	(9,164)
Cash at beginning of period	24,082	17,883

Cash at end of period	$30,648	$8,719

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$894	$1,721
Cash refunded during the period for income taxes	$(546)	$(167)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net loss	$(21,696)	$(11,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,875	33,433
Loss on asset sales	109	35
Change in accounts receivable	(14,733)	(10,351)
Change in inventories	32,050	(10,756)
Change in accounts payable	(3,078)	(15,607)
Accrued interest and amortization of discounts, warrants and finance fees	14,998	16,709
Pay-in-kind note interest	11,916	10,216
Pension & non-pension postretirement benefits	2,712	(13,982)
Restructuring charges	(1,837)	—
Payable to Vitro	—	(19,575)
Accrued liabilities & prepaid expenses	21,128	3,277
Accrued income taxes	(9,499)	3,661
Other operating activities	784	4,744

Net cash provided by (used in) operating activities	65,729	(9,750)

Investing activities:
Additions to property, plant and equipment	(12,287)	(30,002)
Proceeds from asset sales and other	260	117

Net cash used in investing activities	(12,027)	(29,885)

Financing activities:
Net (repayments) borrowings on ABL credit facility	(33,488)	14,713
Other repayments	(2,785)	(1,460)
Dividends	—	(1,098)

Net cash (used in) provided by financing activities	(36,273)	12,155

Effect of exchange rate fluctuations on cash	(85)	(340)

Increase (decrease) in cash	17,344	(27,820)
Cash at beginning of period	13,304	36,539

Cash at end of period	$30,648	$8,719

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$20,897	$23,011
Cash paid (refunded) during the period for income taxes	$761	$(562)
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a plastics plant in Wisconsin. Until April 9, 2009, we operated a ceramic dinnerware manufacturing facility in Syracuse, New York. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Financial Accounting Standards Board Accounting Standards Codification™ (FASB ASC) Topic 740, “Income Taxes” (formerly FAS No. 109, “Accounting for Income Taxes,”) requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands, Portugal and Mexico.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification™ ( FASB ASC) Topic 718, “Compensation – Stock Compensation” and in FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees” (formerly SFAS No. 123-R, “Accounting for Stock-Based Compensation”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. SFAS No. 123-R applies to all of our outstanding unvested stock-based payment awards as of January 1, 2006, and all prospective awards using the modified prospective transition method without restatement of prior periods. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2009 was $0.5 million and $1.6 million, respectively. The stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2008 was $0.7 million and $2.8 million, respectively.
New Accounting Standards
On July 1, 2009 the FASB Accounting Standards Codification™ became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is not intended to change U.S. GAAP; instead, it reorganized the various U.S. GAAP pronouncements into approximately 90 accounting Topics, and displays all Topics using a consistent structure. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, in our discussion of New Accounting Standards below, we have incorporated references to the Codification Topics. For further discussion of the Codification, see the discussion of SFAS No. 168 below.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP157-2”), which delayed until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 was effective upon issuance. In April 2009, the FASB issued FASB Staff Position 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for financial periods ending after June 15, 2009. We adopted SFAS 157 as of January 1, 2008, but had not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 and its related FSPs (FSP 157-2, FSP 157-3 and FSP 157-4) had no impact on our consolidated results of operations and financial condition. We adopted SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements. See notes 4, 9 and 13 of the Condensed Consolidated Financial Statements for additional information. The requirements of SFAS No. 157 and its related FSPs have been incorporated primarily into FASB ASC 820, “Fair Value Measurements and Disclosures” and FASB ASC 250, “Accounting Changes and Error Corrections.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 re-characterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. We adopted SFAS 160 as of January 1, 2009. The adoption of SFAS 160 did not have any impact on our consolidated financial statements as we currently do not have any noncontrolling interests. The requirements of SFAS No. 160 have been incorporated primarily into FASB ASC 810, “Consolidation.”
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 was effective for Libbey on January 1, 2009. Since SFAS 161 only requires additional disclosures, adoption of this statement did not have a material impact on our consolidated financial statements. See note 9 of the Condensed Consolidated Financial Statements for additional information. The requirements of SFAS No. 161 have been incorporated primarily into FASB ASC 815, “Derivatives and Hedging”.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 was effective for Libbey on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements. The requirements of FSP 142-3 have been incorporated primarily into FASB ASC 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill” and FASB ASC 275, “Risks and Uncertainties.”
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective for Libbey on January 1, 2009. The adoption of EITF 07-5 did not have any impact on our consolidated financial statements. The requirements of EITF 07-5 have been incorporated primarily into FASB ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.”
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP 03-6-1 was effective for Libbey on January 1, 2009, and requires that all prior period EPS data is adjusted retrospectively. The adoption of FSP 03-6-1 did not have a material impact on our consolidated financial statements. The requirements of FSP 03-6-1 have been incorporated primarily into FASB ASC 260, “Earnings Per Share.”
In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. We are currently evaluating the potential impact of the adoption of FSP 132(R)-1. The requirements of FSP 132(R)-1 have been incorporated primarily into FASB ASC 715-20, “Compensation – Retirement Benefits.”
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB statement 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 was effective for interim reporting periods ending after June 15, 2009. Since FSP 107-1 required only additional disclosures, adoption of this statement did not have a material impact on our consolidated financial statements. See note 4 of the Condensed Consolidated Financial Statements for additional information. The requirements of FSP 107-1 have been incorporated primarily into FASB ASC 825, “Financial Instruments.”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In accordance with SFAS 165, we have evaluated and, as necessary, made changes to these unaudited condensed financial statements for the events through November 9, 2009, the date that the financial statements were issued. As documented in our filing on Form 8-K on October 29, 2009, we announced a debt exchange wherein $160.9 million of PIK notes were exchanged for a combination of debt and equity. This is considered a nonrecognized subsequent event, meaning that we have provided disclosure of the event, but have not recognized the transaction in the financial statements. Please see note 14 for further discussion of this subsequent event. The requirements of SFAS 165 have been incorporated primarily into FASB ASC 855, “Subsequent Events.”
In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) and to establish the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All previous existing accounting standards are superseded by the Codification as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on our consolidated financial statements. The first update of the Codification was Accounting Standards Update (ASU) 2009-01, issued in June, 2009. ASU 2009-01 amended the Codification to include the guidance of SFAS 168 in its entirety.
In August 2009, the FASB issued Accounting Standards Update 2009-5 “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-5.”) The objective of ASU 2009-5 is to provide clarification for the determination of fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The amendments in this update apply to all entities that measure liabilities at fair value within the scope of Topic 820. ASU 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance, which for Libbey would be the fourth quarter of 2009. We do not expect the adoption of ASU 2009-5 to have a material impact on our consolidated financial statements.
Reclassifications
Certain amounts in the prior year’s financial statements may have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(Dollars in thousands)	September 30, 2009	December 31, 2008

Accounts receivable:
Trade receivables	$90,570	$74,393
Other receivables	549	1,679

Total accounts receivable, less allowances of $7,362 and $10,479	$91,119	$76,072

Inventories:
Finished goods	$135,594	$163,817
Work in process	1,403	2,805
Raw materials	4,745	5,748
Repair parts	9,942	10,271
Operating supplies	1,839	2,601

Total inventories, less allowances of $4,358 and $6,582	$153,523	$185,242

Prepaid and other current assets:
Prepaid expenses	$11,796	$14,865
Refundable and prepaid income taxes	2,320	2,302

Total prepaid and other current assets	$14,116	$17,167

Other assets:
Finance fees — net of amortization	$7,251	$8,183
Other	4,782	4,531

Total other assets	$12,033	$12,714

Accrued liabilities:
Accrued incentives	$21,678	$12,760
Workers compensation	9,900	9,384
Medical liabilities	2,730	2,736
Interest	17,311	4,575
Commissions payable	1,209	1,135
Other	7,205	9,085

Total accrued liabilities	$60,033	$39,675

Other long-term liabilities:
Derivative liability (long term portion)	$1,840	$3,693
Deferred liability	1,306	1,566
Other	5,153	6,952

Total other long-term liabilities	$8,299	$12,211

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
On October 28, 2009, we announced a debt exchange with respect to the PIK Notes. Please see note 14 for a further discussion of this subsequent event.
Borrowings consist of the following:

			September 30,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2009	2008

Borrowings under ABL facility	floating	December 16, 2010	$—	$34,538
Senior notes	floating(1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	160,862	148,946
Promissory note	6.00%	October, 2009 to September, 2016	1,537	1,666
Notes payable	floating	October, 2009	1,517	3,284
RMB loan contract	floating	July, 2012 to January, 2014	36,675	36,675
RMB working capital loan	floating	March, 2010	7,335	7,335
Obligations under capital leases	floating	May, 2009	—	302
BES Euro line	floating	December, 2009 to December, 2013	16,051	15,507
Other debt	floating	September, 2009	—	630

Total borrowings			529,977	554,883
Less — unamortized discounts and warrants			3,278	4,626

Total borrowings — net			526,699	550,257
Less — long term debt due within one year and notes payable			10,669	4,401

Total long-term portion of borrowings — net			$516,030	$545,856

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK Notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay semi-annual interest. During the first three years, interest was payable by the issuance of additional PIK Notes.
ABL Facility
The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.0 percent and 1.75 percent, respectively, at September 30, 2009. There were no Libbey Glass or Libbey Europe borrowings under the facility at September 30, 2009. Interest is payable on the last day of the interest period, which can range from one month to six months.
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
Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at September 30, 2009. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $15.0 million. If our aggregate unused ABL availability were to fall below $15.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. The fixed charge coverage ratio is defined as the ratio of earnings before interest, taxes, depreciation, amortization and minority interest (EBITDA) minus capital expenditures to fixed charges (EBITDA minus capital expenditures / fixed charges). Among the items included in the calculation of fixed charges are cash interest expense, scheduled principal payments on outstanding debt and capital lease obligations, taxes paid in cash, dividends paid in cash and required cash contributions to our pension plans in excess of expense.
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
The available total borrowing base is offset by real estate and ERISA reserves totaling $8.2 million and mark-to-market reserves for natural gas and interest rate swaps of $9.1 million. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit, which are applied against the $150.0 million limit. At September 30, 2009, we had $9.9 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $81.3 million at September 30, 2009 and $44.6 million at December 31, 2008.
Senior Notes
Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due June 1, 2011 to the initial purchasers named in a private placement. The net proceeds of these notes, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due June 1, 2011, which have been registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The interest rate was 8.26 percent at September 30, 2009. Neither the Senior Notes nor the indenture governing them contain financial covenants.
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2009, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. These Rate Agreements expire on December 1, 2009. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 8.26 percent per year at September 30, 2009. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties were rated A+ or better, as of September 30, 2009, by Standard and Poor’s.
The fair market value for the Rate Agreements at September 30, 2009 was a $4.0 million liability. The fair values of the Rate Agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to expire as originally contracted.

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
PIK Notes
Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16 percent senior subordinated secured pay-in-kind notes due December 1, 2011 (PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in equity, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest was payable by issuance of additional PIK Notes. Under the terms and conditions in place at September 30, 2009, interest on our PIK Notes would have been payable in cash beginning December 1, 2009. At September 30, 2009, the total principal amount of PIK Notes was $160.9 million. Neither the PIK Notes nor the indenture governing them contain financial covenants.
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
On October 28, 2009, we announced a debt exchange with respect to the PIK Notes. Please see note 14 for a further discussion of this subsequent event.
Promissory Note
In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2009, we had $1.5 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have overdraft lines of credit for a maximum of €1.1 million. The $1.5 million outstanding at September 30, 2009 was the U.S. dollar equivalent under the euro-based overdraft line, and the interest rate was 5.44 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the current equivalent of approximately $36.7 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2009, the annual interest rate was 5.51 percent. As of September 30, 2009, the outstanding balance was RMB 250.0 million (approximately $36.7 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.9 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

RMB Working Capital Loan
In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with China Construction Bank. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 5.40 percent, and is secured by a Libbey Inc. guarantee. At September 30, 2009, the U.S. dollar equivalent on the line was $7.3 million. Interest is payable quarterly.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $16.1 million) with BANCO ESPÍRITO SANTO, S.A. (BES). The $16.1 million outstanding at September 30, 2009 was the U.S. dollar equivalent under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €1.1 million (approximately $1.6 million) is due in December 2009, payment of €1.6 million (approximately $2.3 million) is due in December 2010, payment of €2.2 million (approximately $3.2 million) is due in December 2011, payment of €2.8 million (approximately $4.1 million) is due in December 2012 and payment of €3.3 million (approximately $4.9 million) is due in December 2013. Interest with respect to the line is paid every six months.
Other Debt
The other debt primarily consisted of government-subsidized loans for equipment purchases at Crisal. At September 30, 2009, other debt was $0.
Fair Value of Borrowings
The fair value of the Company’s debt has been calculated based on quoted market prices for the same or similar issues. Our floating rate $306.0 million Senior Notes due June, 2011 had an estimated fair value of $273.9 million at September 30, 2009. The $160.9 million PIK Notes have been held by a single holder since inception, and there is no active market from which a fair value could be derived. On October 28, 2009, we announced a debt exchange with respect to the PIK Notes. Please see note 14 for a further discussion of this subsequent event. The value of the remainder of our debt approximates carrying value at September 30, 2009.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $81.3 million at September 30, 2009 and $44.6 million at December 31, 2008. In addition, our cash and cash equivalents balance of $30.6 million at September 30, 2009 is available for our short-term operating needs. We were impacted by recessionary pressures in 2008, especially during the fourth quarter of the year, and the first nine months of 2009, and we anticipate that the global economic recession will continue for the fourth quarter of 2009 and perhaps beyond. Under the terms and conditions in place at September 30, 2009, interest on our PIK Notes would have been payable in cash beginning December 1, 2009. We began taking a number of steps to enhance our liquidity in 2008, have continued with further steps in 2009 (including those announced in February, 2009), and have begun to see the benefits of these measures in our positive cash flow from operations for the first nine months of 2009. Additionally, as further discussed in Note 14, “Subsequent Events,” on October 28, 2009, we announced that we had entered into a transaction to exchange the PIK Notes for a combination of debt and equity which will have the impact of reducing cash paid for interest. The original requirement for a cash interest payment of $12.9 million on December 1, 2009 has been canceled. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions have been, and continue to be, volatile. The credit and capital markets remain challenging. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash generated from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot provide assurance that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK Notes originally were scheduled to expire in December 2011. As mentioned above, please see note 14 for a discussion of a debt exchange which occurred subsequent to the end of the third quarter. Based upon our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further) and in light of our debt exchange which occurred subsequent to the quarter’s end, we anticipate that we will generate positive cash flow from operations and, if necessary, have sufficient cash availability from our ABL Facility to meet our ongoing liquidity needs.

5. Restructuring Charges
In December 2008, we announced that our Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs. See Form 10-K for the year ended December 31, 2008 for further discussion. We incurred additional charges of approximately $0.5 million and $3.2 million in the three months and nine months ended September 30, 2009, respectively, related to these planned closures. The Syracuse China facility was closed on April 9, 2009 and the Mira Loma distribution center was closed on May 31, 2009.
A charge of $1.1 million was incurred in the first quarter of 2009 to write down certain raw materials and work in process inventory that could not be converted to finished product. Approximately $0.1 million of this inventory was subsequently sold in the third quarter of 2009, resulting in a reversal of this portion of the write-down. A pension settlement charge of approximately $0.2 million was recorded in the third quarter related to lump sum distributions which resulted from the plant closing. These amounts were included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Additional depreciation expense of $0.7 million was recorded in the first quarter of 2009 to reflect the shorter remaining useful life of the assets. These amounts were included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Special charges of $1.0 million and $1.6 million in the three months and nine months ended September 30, 2009, respectively, included various legal, consulting and employee related costs. In addition, during the three months ended September 30, 2009, we recorded a charge of $0.1 million to write down certain fixed assets at our Mira Loma facility, and received cash proceeds of $0.8 million for the sale of certain fixed assets which previously had been written off at our Syracuse China facility. This resulted in a net charge of $0.6 million related to the write-down of fixed assets for the nine months ended September 30, 2009. These amounts were included in special charges on the Condensed Consolidated Statement of Operations in the North American Other and North American Glass segments.
Other income (expense) on the Condensed Consolidated Statement of Operations included expenses of an immaterial amount in the third quarter and $0.2 million in the nine months ended September 30, 2009 for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. These amounts were included in the North American Other segment.
The following table summarizes the facility closure charges in the third quarter and first nine months of 2009:

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	North	North		North	North
	American	American		American	American
(Dollars in thousands)	Glass	Other	Total	Glass	Other	Total
Inventory write-down	$(1)	$(76)	$(77)	$—	$1,039	$1,039
Pension Settlement charges	—	239	239	—	239	239
Fixed asset depreciation	—	—	—	—	705	705

Included in cost of sales	(1)	163	162	—	1,983	1,983
Employee termination cost & other	(4)	954	950	(31)	1,612	1,581
Fixed asset write-down	112	(762)	(650)	112	(719)	(607)

Included in special charges	108	192	300	81	893	974
Ineffectiveness of natural gas hedge	—	(27)	(27)	—	(213)	(213)

Included in other income (expense)	—	(27)	(27)	—	(213)	(213)

Total pretax expense	$107	$382	$489	$81	$3,089	$3,170

The following reflects the balance sheet activity related to the facility closure charge for the nine months ended September 30, 2009:

	Reserve					Reserve
	Balances	Total	Cash	Inventory &		Balances
	at December 31,	Charge to	Receipts	Fixed asset	Non-cash	at September 30,
(Dollars in thousands)	2008	Earnings	(Payments)	Write Downs	Utilization	2009
Inventory write-down	$—	$1,039	$79	$(1,118)	$—	$—
Pension Settlement charges	—	239	—	—	(239)	—
Fixed asset depreciation	—	705	—	—	(705)	—
Fixed asset write-down	—	(607)	761	(154)	—	—
Employee termination cost & other	4,248	1,581	(4,921)	—	—	908
Ineffectiveness of natural gas hedges	—	213	—	—	(213)	—

Total	$4,248	$3,170	$(4,081)	$(1,272)	$(1,157)	$908

The ending balance of $0.9 million at September 30, 2009 was included in accrued special charges on the Condensed Consolidated Balance Sheets and we expect this to result in cash payments in 2009 and early 2010. The carrying value of this balance approximates its fair value.
The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

	North	North	Total
	American	American	Charges
(Dollars in thousands)	Glass	Other	To Date
Inventory write-down	$192	$10,615	$10,807
Pension & postretirement welfare	—	4,409	4,409
Fixed asset depreciation	—	966	966

Included in cost of sales	192	15,990	16,182
Employee termination cost & other	587	5,814	6,401
Fixed asset write-down	177	8,941	9,118

Included in special charges	764	14,755	15,519
Ineffectiveness of natural gas hedge	—	(596)	(596)

Included in other (expense) income	—	(596)	(596)

Total pretax expenses to date	$956	$31,341	$32,297

We expect the total expenses for each of these activities to approximate the expenses incurred to date.
6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws. At September 30, 2009 and December 31, 2008 we had $1.2 million and $2.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. The decrease of $1.1 million was primarily attributable to an income tax settlement during the second quarter, offset by additions based on tax positions related to the current year.
In addition, guidance in FASB ASC 740, Income Taxes (previously SFAS No. 109, Accounting for Income Taxes) requires that the provision for (benefit from) income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Included in our income tax provision are tax benefits of $1.4 million for the third quarter of 2009 and $5.3 million for the first nine months of 2009 related to these intra-period allocations. Depending upon the level of our future earnings and losses and their impact on other comprehensive income, it is possible that these tax adjustments may change or even reverse in future periods.
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
The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended September 30,	2009	2008	2009	2008	2009	2008

Service cost	$1,271	$1,348	$339	$438	$1,610	$1,786
Interest cost	3,878	3,908	1,037	1,182	4,915	5,090
Expected return on plan assets	(4,383)	(4,393)	(632)	(813)	(5,015)	(5,206)
Amortization of unrecognized:
Prior service cost (gain)	560	597	(23)	(18)	537	579
Loss	227	330	93	73	320	403
Settlement charge	687	—	—	—	687	—

Pension expense	$2,240	$1,790	$814	$862	$3,054	$2,652

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended September 30,	2009	2008	2009	2008	2009	2008

Service cost	$3,761	$4,044	$1,015	$1,314	$4,776	$5,358
Interest cost	11,774	11,723	3,111	3,547	14,885	15,270
Expected return on plan assets	(13,184)	(13,180)	(1,897)	(2,441)	(15,081)	(15,621)
Amortization of unrecognized:
Prior service cost (gain)	1,681	1,792	(70)	(53)	1,611	1,739
Loss	662	989	281	220	943	1,209
Settlement charge	3,387	—	—	—	3,387	—

Pension expense	$8,081	$5,368	$2,440	$2,587	$10,521	$7,955

We incurred pension settlement charges of $0.7 million and $3.4 million during the three months and nine months ended September 30, 2009, respectively. The pension settlement charges were triggered by excess lump sum distributions to retirees.
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
The provision for our non-pension postretirement benefit expense consists of the following:

	U.S. Plans		Non-U.S. Plans		Total
Three months ended September 30,	2009	2008	2009	2008	2009	2008

Service cost	$333	$274	$—	$—	$333	$274
Interest cost	946	788	29	32	975	820
Amortization of unrecognized:
Prior service gain	(104)	115	—	—	(104)	115
Loss / (Gain)	191	60	(9)	(8)	182	52
Curtailment credit	(94)	—	—	—	(94)	—

Non-pension postretirement benefit expense	$1,272	$1,237	$20	$24	$1,292	$1,261

	U.S. Plans		Non-U.S. Plans		Total
Nine months ended September 30,	2009	2008	2009	2008	2009	2008

Service cost	$999	$824	$1	$1	$1,000	$825
Interest cost	2,838	2,215	84	96	2,922	2,311
Amortization of unrecognized:
Prior service cost (gain)	(313)	(116)	—	—	(313)	(116)
Loss / (Gain)	573	179	(26)	(24)	547	155
Curtailment credit	(94)	—	—	—	(94)	—

Non-pension postretirement benefit expense	$4,003	$3,102	$59	$73	$4,062	$3,175

In 2009, we expect to utilize approximately $18.0 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $3.6 million and $11.7 million was utilized in the three months and nine months ended September 30, 2009.
8. Net Income (Loss) per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008

Numerator for earnings per share — net income (loss ) that is available to common shareholders	$3,533	$(5,958)	$(21,696)	$(11,554)

Denominator for basic earnings per share — weighted average shares outstanding	15,152,337	14,729,958	14,926,422	14,651,810

Effect of dilutive securities (1)	435,212	—	—	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	15,587,549	14,729,958	14,926,422	14,651,810

Basic earnings (loss) per share	$0.23	$(0.40)	$(1.45)	$(0.79)

Diluted earnings (loss) per share	$0.23	$(0.40)	$(1.45)	$(0.79)

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP) (236,265 shares for the nine months ended September 30, 2009, and 107,984 and 331,671 shares for the three months and nine months ended September 30, 2008, respectively), was anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.
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
9. Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements, and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts originally designated to expected purchases at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. Changes in the effective portion of the fair value of these hedges are recorded in Other Comprehensive Income (OCI). While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that the forecasted transactions will occur, the changes in the fair value of the derivatives used as hedges will be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging” (formerly FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”).
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
Notional Amounts
As of September 30, 2009, we had commodity contracts for 3,220,000 million British Thermal Units (BTUs) of natural gas. We also had Interest Rate Protection Agreements for $200.0 million of our variable rate debt, as discussed in Note 4. At December 31, 2008, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt and commodity contracts for 5,280,000 million BTUs of natural gas. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2008, we had contracts for 2.5 million Canadian dollars. During April 2007, we entered into a foreign currency contract for 212.0 million pesos for a contractual payment due to Vitro in January 2008. As of December 31, 2008, all of these currency contracts had expired.

Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Liability Derivatives:
	September 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Derivative liability	$4,029	Derivative liability	$6,761
Natural gas contracts	Derivative liability	6,354	Derivative liability	10,908
Natural gas contracts	Other long term liability	1,778	Other long term liability	3,500

Total designated		12,161		21,169

Derivatives undesignated as hedging instruments under SFAS 133:
Natural gas contracts	Derivative liability	337	Derivative liability	267
Natural gas contracts	Other long term liability	62	Other long term liability	193

Total undesignated		399		460

Total		$12,560		$21,629

Change in value of derivatives
Most of our derivatives qualify and are designated as cash flow hedges (except certain natural gas contracts originally designated to expected purchases at Syracuse China) at September 30, 2009. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

	Amount of derivative gain/(loss) recognized in OCI (effective portion)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Derivatives in Cash Flow Hedging relationships:
Interest rate contracts	$2,023	$114	$4,952	$(60)
Natural gas contracts	285	(12,476)	(6,476)	(4,490)

Total	$2,308	$(12,362)	$(1,524)	$(4,550)

		Gain / (loss) reclassified from Accumulated Other
		Comprehensive Income (loss) to income (effective portion)
		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Derivative:	Location:
Interest rate contracts	Interest expense	$2,021	$1,183	$4,924	$2,134
Natural gas contracts	Cost of sales	(4,006)	2,401	(12,750)	2,854

Total impact on net income (loss)		$(1,985)	$3,584	$(7,826)	$4,988

Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009 as well as decreased production at some of our plants. As a result, we recorded an immaterial expense in the three months ended September 30, 2009 and expense of $0.1 million in the nine months ended September 30, 2009. Expenses reclassified from Accumulated Other Comprehensive Income to earnings as a result of contracts becoming ineffective during the three and nine months ended September 30, 2009 were immaterial.
The following table provides the impact on the Condensed Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges:

		Gain (loss) recognized in income (ineffective portion)
		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Derivative:	Location:
Natural gas contracts	Other (expense) income	$(27)	$—	$(136)	$—

Total		$(27)	$—	$(136)	$—

As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive income to current expense in cost of sales in our Condensed Consolidated Statement of Operations. Similarly, as fixed interest payments are made pursuant to the interest rate protection agreements, they are recorded together with the related receipt of variable interest receipts, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated other comprehensive income related to the interest rate agreements. We paid additional cash interest of $2.7 million and $0.3 million in the nine months ended September 30, 2009 and 2008, respectively, due to the difference between the contractual fixed interest rates in our interest rate protection agreements and the variable interest rates associated with our long-term debt. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive income that will be reclassified into earnings over the next twelve months will result in $10.7 million of expense in our Condensed Consolidated Statement of Operations.
Gains and losses for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Derivative:	Location:
Currency contracts	Other (expense) income	$—	$65	$—	$(218)

Total		$—	$65	$—	$(218)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparties are rated A+ or better for the Interest Rate Protection Agreements and BBB+ or better for the other derivative agreements as of September 30, 2009, by Standard and Poor’s.

10. Comprehensive Income (Loss)
Components of comprehensive income (loss) (net of tax) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$3,533	$(5,958)	$(21,696)	$(11,554)

Change in pension and nonpension postretirement liability (1)	1,090	2,403	5,571	(728)
Change in fair value of derivatives (2)	4,687	(11,311)	7,329	(6,368)
Exchange rate fluctuations	2,608	(7,999)	2,438	(1,067)

Total comprehensive income (loss)	$11,918	$(22,865)	$(6,358)	$(19,717)

(1) Net of the following tax amounts for the respective periods	$378	$(1,639)	$(5,938)	$(78)

(2) Net of the following tax amounts for the respective periods	$(1,626)	$3,453	$(3,897)	$1,037
Accumulated other comprehensive loss (net of tax) is as follows:

	September 30,	December 31,
	2009	2008
Minimum pension liability and intangible pension asset	$(97,836)	$(103,407)
Derivatives	(9,281)	(16,610)
Exchange rate fluctuations	6,669	4,231

Balance at end of period	$(100,448)	$(115,786)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and nine months periods ended September 30, 2009 and September 30, 2008.
At September 30, 2009, December 31, 2008 and September 30, 2008, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$92,450	$20,462	$88,058	$(14,092)	$186,878
Freight billed to customers	—	181	204	34	—	419

Total revenues	—	92,631	20,666	88,092	(14,092)	187,297
Cost of sales	—	69,653	15,541	73,235	(14,092)	144,337

Gross profit	—	22,978	5,125	14,857	—	42,960
Selling, general and administrative expenses	—	14,223	2,018	8,570	—	24,811
Special charges	—	108	192	—	—	300

Income (loss) from operations	—	8,647	2,915	6,287	—	17,849
Other income (expense)	—	1,258	(10)	1,455	—	2,703

Earnings (loss) before interest and income taxes	—	9,905	2,905	7,742	—	20,552
Interest expense	—	15,782	1	1,668	—	17,451

Earnings (loss) before income taxes	—	(5,877)	2,904	6,074	—	3,101
Provision (benefit) for income taxes	—	(1,349)	(5)	922	—	(432)

Net income (loss)	—	(4,528)	2,909	5,152	—	3,533
Equity in net income (loss) of subsidiaries	3,533	8,061	—	—	(11,594)	—

Net income (loss)	$3,533	$3,533	$2,909	$5,152	$(11,594)	$3,533

The following represents the total special charges included in the above Condensed Consolidated Statement of Operations (see note 5):

Three months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$(1)	$163	$—	$—	$162
Special charges	—	108	192	—	—	300
Other income (expense)	—	—	(27)	—	—	(27)

Total pretax special charges	$—	$107	$382	$—	$—	$489

Special charges net of tax	$—	$107	$382	$—	$—	$489

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

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Nine months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$277,396	$66,180	$228,874	$(31,893)	$540,557
Freight billed to customers	—	433	631	99	—	1,163

Total revenues	—	277,829	66,811	228,973	(31,893)	541,720
Cost of sales	—	224,217	54,260	207,177	(31,893)	453,761

Gross profit	—	53,612	12,551	21,796	—	87,959
Selling, general and administrative expenses	—	39,076	6,352	24,271	—	69,699
Special charges	—	81	893	—	—	974

Income (loss) from operations	—	14,455	5,306	(2,475)	—	17,286
Other income (expense)	—	3,452	(143)	2,115	—	5,424

Earnings (loss) before interest and income taxes	—	17,907	5,163	(360)	—	22,710
Interest expense	—	47,687	1	4,474	—	52,162

Earnings (loss) before income taxes	—	(29,780)	5,162	(4,834)	—	(29,452)
Provision (benefit) for income taxes	—	(7,059)	249	(946)	—	(7,756)

Net income (loss)	—	(22,721)	4,913	(3,888)	—	(21,696)
Equity in net income (loss) of subsidiaries	(21,696)	1,025	—	—	20,671	—

Net income (loss)	$(21,696)	$(21,696)	$4,913	$(3,888)	$20,671	$(21,696)

The following represents the total special charges included in the above Condensed Consolidated Statement of Operations (see note 5):

Nine months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$—	$1,983	$—	$—	$1,983
Special charges	—	81	893	—	—	974
Other income (expense)	—	—	(213)	—	—	(213)

Total pretax special charges	$—	$81	$3,089	$—	$—	$3,170

Special charges net of tax	$—	$81	$3,089	$—	$—	$3,170

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

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

September 30, 2009 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$19,846	$306	$10,496	$—	$30,648
Accounts receivable — net	—	35,094	5,756	50,269	—	91,119
Inventories — net	—	51,039	19,362	83,122	—	153,523
Other current assets	—	12,392	9,026	12,760	(20,062)	14,116

Total current assets	—	118,371	34,450	156,647	(20,062)	289,406
Other non-current assets	—	11,317	—	11,276	—	22,593
Investments in and advances to subsidiaries	(61,992)	428,435	269,628	122,455	(758,526)	—
Goodwill and purchased intangible assets — net	—	26,832	15,773	147,711	—	190,316

Total other assets	(61,992)	466,584	285,401	281,442	(758,526)	212,909
Property, plant and equipment — net	—	81,224	6,138	209,500	—	296,862

Total assets	$(61,992)	$666,179	$325,989	$647,589	$(778,588)	$799,177

Accounts payable	$—	$9,508	$1,700	$40,879	$—	$52,087
Accrued and other current liabilities	—	90,776	17,606	23,098	(20,062)	111,418
Notes payable and long-term debt due within one year	—	216	—	10,453	—	10,669

Total current liabilities	—	100,500	19,306	74,430	(20,062)	174,174
Long-term debt	—	464,905	—	51,125	—	516,030
Other long-term liabilities	—	129,990	10,578	30,397	—	170,965

Total liabilities	—	695,395	29,884	155,952	(20,062)	861,169
Total shareholders’ equity	(61,992)	(29,216)	296,105	491,637	(758,526)	(61,992)

Total liabilities and shareholders’ equity	$(61,992)	$666,179	$325,989	$647,589	$(778,588)	$799,177

December 31, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$6,453	$413	$6,438	$—	$13,304
Accounts receivable — net	—	32,789	6,076	37,207	—	76,072
Inventories — net	—	58,924	26,892	99,426	—	185,242
Other current assets	—	4,731	316	12,120	—	17,167

Total current assets	—	102,897	33,697	155,191	—	291,785
Other non-current assets	—	9,462	43	12,560	—	22,065
Investments in and advances to subsidiaries	(57,889)	406,812	272,761	143,459	(765,143)	—
Goodwill and purchased intangible assets — net	—	28,216	15,780	148,861	—	192,857

Total other assets	(57,889)	444,490	288,584	304,880	(765,143)	214,922
Property, plant and equipment — net	—	88,628	7,697	218,522	—	314,847

Total assets	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

Accounts payable	$—	$9,370	$2,794	$42,264	$—	$54,428
Accrued and other current liabilities	—	36,589	19,700	35,908	—	92,197
Notes payable and long-term debt due within one year	—	215	—	4,186	—	4,401

Total current liabilities	—	46,174	22,494	82,358	—	151,026
Long-term debt	—	451,772	—	94,084	—	545,856
Other long-term liabilities	—	140,936	14,185	27,440	—	182,561

Total liabilities	—	638,882	36,679	203,882	—	879,443
Total shareholders’ equity (deficit)	(57,889)	(2,867)	293,299	474,711	(765,143)	(57,889)

Total liabilities and shareholders’ equity (deficit)	$(57,889)	$636,015	$329,978	$678,593	$(765,143)	$821,554

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$3,533	$3,533	$2,909	$5,152	$(11,594)	$3,533
Depreciation and amortization	—	3,447	244	6,938	—	10,629
Other operating activities	(3,533)	1,996	(3,060)	5,480	11,594	12,477

Net cash provided by (used in) operating activities	—	8,976	93	17,570	—	26,639
Additions to property, plant & equipment	—	(833)	(53)	(1,851)	—	(2,737)
Other investing activities	—	(33)	5	200	—	172

Net cash (used in) investing activities	—	(866)	(48)	(1,651)	—	(2,565)
Net borrowings	—	(48)	—	(17,413)	—	(17,461)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(48)	—	(17,413)	—	(17,461)
Exchange effect on cash	—	—	—	(47)	—	(47)

Increase (decrease) in cash	—	8,062	45	(1,541)	—	6,566
Cash at beginning of period	—	11,784	261	12,037	—	24,082

Cash at end of period	$—	$19,846	$306	$10,496	$—	$30,648

Three months ended September 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(5,958)	$(5,958)	$2,056	$2,821	$1,081	$(5,958)
Depreciation and amortization	—	3,782	700	6,417	—	10,899
Other operating activities	5,958	1,150	(2,593)	4,934	(1,081)	8,368

Net cash provided by (used in) operating activities	—	(1,026)	163	14,172	—	13,309
Additions to property, plant & equipment	—	(3,381)	(246)	(8,763)	—	(12,390)
Other investing activities	—	72	(1)	—	—	71

Net cash (used in) investing activities	—	(3,309)	(247)	(8,763)	—	(12,319)
Net borrowings	—	(4,299)	—	(4,957)	—	(9,256)
Other financing activities	—	(369)	—	—	—	(369)

Net cash provided by (used in) financing activities	—	(4,668)	—	(4,957)	—	(9,625)
Exchange effect on cash	—	—	—	(529)	—	(529)

Increase (decrease) in cash	—	(9,003)	(84)	(77)	—	(9,164)
Cash at beginning of period	—	9,420	1,316	7,147	—	17,883

Cash at end of period	$—	$417	$1,232	$7,070	$—	$8,719

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Nine months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(21,696)	$(21,696)	$4,913	$(3,888)	$20,671	$(21,696)
Depreciation and amortization	—	11,223	1,830	19,822	—	32,875
Other operating activities	21,696	28,135	(6,588)	31,978	(20,671)	54,550

Net cash provided by (used in) operating activities	—	17,662	155	47,912	—	65,729
Additions to property, plant & equipment	—	(4,194)	(267)	(7,826)	—	(12,287)
Other investing activities	—	55	5	200	—	260

Net cash (used in) investing activities	—	(4,139)	(262)	(7,626)	—	(12,027)
Net borrowings	—	(130)	—	(36,143)	—	(36,273)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(130)	—	(36,143)	—	(36,273)
Exchange effect on cash	—	—	—	(85)	—	(85)

Increase (decrease) in cash	—	13,393	(107)	4,058	—	17,344
Cash at beginning of period	—	6,453	413	6,438	—	13,304

Cash at end of period	$—	$19,846	$306	$10,496	$—	$30,648

Nine months ended September 30, 2008
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(11,554)	$(11,554)	$8,720	$12,215	$(9,381)	$(11,554)
Depreciation and amortization	—	11,301	2,211	19,921	—	33,433
Other operating activities	11,554	(9,649)	(9,629)	(33,286)	9,381	(31,629)

Net cash provided by (used in) operating activities	—	(9,902)	1,302	(1,150)	—	(9,750)
Additions to property, plant & equipment	—	(9,370)	(602)	(20,030)	—	(30,002)
Other investing activities	—	117	—	—	—	117

Net cash (used in) investing activities	—	(9,253)	(602)	(20,030)	—	(29,885)
Net borrowings	—	(164)	—	13,417	—	13,253
Other financing activities	—	(1,098)	—	—	—	(1,098)

Net cash provided by (used in) financing activities	—	(1,262)	—	13,417	—	12,155
Exchange effect on cash	—	—	—	(340)	—	(340)

Increase (decrease) in cash	—	(20,417)	700	(8,103)	—	(27,820)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$417	$1,232	$7,070	$—	$8,719

12. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net Sales:
North American Glass	$128,316	$143,630	$374,803	$426,120
North American Other	20,462	28,339	66,180	85,042
International	40,279	42,014	103,663	120,166
Eliminations	(2,179)	(2,447)	(4,089)	(7,688)

Consolidated	$186,878	$211,536	$540,557	$623,640

EBIT:
North American Glass	$16,594	$9,695	$19,727	$31,704
North American Other	2,953	2,130	5,263	9,590
International	1,005	1,732	(2,280)	1,797

Consolidated	$20,552	$13,557	$22,710	$43,091

Special Charges:
North American Glass	$107	$—	$81	$—
North American Other	382	—	3,089	—
International	—	—	—	—

Consolidated	$489	$—	$3,170	$—

Depreciation & Amortization:
North American Glass	$6,074	$6,627	$18,857	$19,605
North American Other	244	700	1,830	2,211
International	4,311	3,572	12,188	11,617

Consolidated	$10,629	$10,899	$32,875	$33,433

Capital Expenditures:
North American Glass	$1,714	$5,125	$6,855	$15,817
North American Other	53	246	267	602
International	970	7,019	5,165	13,583

Consolidated	$2,737	$12,390	$12,287	$30,002

Reconciliation of EBIT to Net Income (Loss):
Segment EBIT	$20,552	$13,557	$22,710	$43,091
Interest Expense	(17,451)	(17,509)	(52,162)	(52,280)
Benefit from (provision for) Income Taxes	432	(2,006)	7,756	(2,365)

Net Income (Loss)	$3,533	$(5,958)	$(21,696)	$(11,554)

13. Fair Value
Current accounting rules for Fair Value Accounting under U.S GAAP were issued by the FASB in 2006 under SFAS 157, “Fair Value Measurements” These rules have been incorporated primarily into FASB ASC 820, “Fair Value Measurements and Disclosures”, FASB ASC 815, “Derivatives and Hedging”, FASB ASC 270, “Interim Reporting” and FASB ASC 250, “Accounting Changes and Error Corrections.” We adopted these rules for Fair Value Accounting as of January 1, 2008, but we had not applied them to non-recurring, nonfinancial assets and liabilities. We adopted Fair Value Accounting rules for nonrecurring, nonfinancial assets and liabilities as of January 1, 2009. The adoption of these rules had no impact on our fair value measurements. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

	Fair Value at September 30, 2009				Fair Value at December 31, 2008
Asset / (Liability)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(8,531)	$—	$(8,531)	$—	$(14,868)	$—	$(14,868)
Interest rate protection agreements	—	(4,029)	—	(4,029)	—	(6,761)	—	(6,761)

Total derivative liability	$—	$(12,560)	$—	$(12,560)	$—	$(21,629)	$—	$(21,629)

The fair values of our interest rate protection agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our commodity futures natural gas contracts are determined using observable market inputs. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative liability is recorded on the Condensed Consolidated Balance Sheets with $10.7 million in derivative liability and $1.8 million in other long-term liabilities as of September 30, 2009. As of December 31, 2008 $17.9 million was recorded in derivative liability and $3.7 million in other long-term liabilities.
The commodity futures natural gas contracts and interest rate protection agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.
14. Subsequent Event
We announced on October 28, 2009 that Libbey had entered into a transaction with Merrill Lynch PCG, Inc. (the “Investor”) to exchange the existing 16 percent Senior Subordinated Secured Payment-in-Kind Notes (Old PIK Notes) due in December 2011 of the Company’s subsidiary, Libbey Glass Inc. (“Libbey Glass”), for a combination of debt and equity securities (Exchange Transaction). Pursuant to the Exchange Transaction, Old PIK Notes having an outstanding principal balance of approximately $160.9 million have been exchanged for new Senior Subordinated Secured Notes due in 2021 (the New Notes) having a principal amount of approximately $80.4 million, together with common stock and warrants in the Company.
New Notes
Pursuant to the Exchange Transaction, Libbey Glass has issued a New Note payable to the Investor in the principal amount of approximately $80.4 million. Interest under the New Note accrues at zero percent until the date (FRN Redemption Date) that is the first to occur of (a) December 10, 2010 or (b) the date on which the Floating Rate Senior Secured Notes due 2011 (FRNs) of Libbey Glass are redeemed or paid in full. If the New Notes have not been repaid in full on or before the FRN Redemption Date, interest under the New Notes will accrue at the rate of 16 percent per annum and be payable semi-annually in cash or in additional New Notes, at the option of Libbey Glass.
The New Notes mature on the earlier to occur of (a) June 1, 2021 or (b) the date that is 180 days after the maturity date of any part of any debt that refinances the FRNs. In no event, however, will the New Notes mature prior to September 1, 2011. The New Notes are subordinated to the FRNs and secured by a third-priority lien on collateral in the same manner as the Old PIK Notes and contain covenants that are substantially similar to the Old PIK Notes.
New Equity
The Company has also issued to the Investor 933,145 shares of Libbey Inc. common stock. In addition, the Company has issued to the Investor warrants (Series I Warrants) conveying the right to purchase, for $0.01 per share, an additional 3,466,856 shares of the Company’s common stock. Collectively this represents approximately 22.5 percent of the Company’s common stock outstanding following the Exchange Transaction.
The Company will issue additional warrants to the Investor if:
•	The New Notes remain outstanding on the FRN Redemption Date, in which case the Company will issue to the Investor warrants (Series II Warrants) conveying the right to purchase, for $0.01 per share, an additional 10 percent of the Company’s common stock then outstanding (on a fully diluted basis, subject to certain exceptions).

•	The New Notes remain outstanding on the 180th day, 210th day and/or 240th day after the date of issuance of the Series II Warrant (Series II Date), in which case the Company will issue to the Investor on the 180th, 210th and/or 240th day after the Series II Date, as applicable, additional warrants (Series III Warrants) conveying the right to purchase, for $0.01 per share, an additional 3.33 percent of the Company’s common stock outstanding (on a fully diluted basis, subject to certain exceptions) on the Series II Date.
The percentage of the Company’s outstanding common stock that is represented by Series II and Series III Warrants issuable to the Investor will be reduced on a pro rata basis to the extent the principal balance of the New Notes has been reduced as of the date of issuance of the warrants. All warrants issued to the Investor will expire ten years from the date of issuance. Issuance to the Investor of the Series II Warrants and Series III Warrants will be deferred if and to the extent that issuance of the Series II Warrants or Series III Warrants would cause the Investor’s beneficial ownership of the Company’s common stock to exceed 29.5 percent of the Company’s then outstanding common stock (Cap). The Investor would be required to sell down its common stock in order to receive the remaining portion of the warrants. The Investor is prohibited from attaining beneficial ownership of the Company’s common stock in excess of the Cap. These provisions are designed so that in no event will the Investor’s ownership of common stock or warrants trigger a change of control under Libbey’s existing debt and management change in control agreements.
The accounting treatment of this exchange involves complex issues, is subject to valuation calculations for certain components and is dependent on certain details which were not available until the closing of the transaction. The recording of this transaction along with a complete discussion of the accounting treatment will be included in our filing on Form 10-K for the year ended December 31, 2009.

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
Overview
Market conditions continue to be challenging. While comparisons to the sales performance of the third quarter and first nine months of 2008 show dramatic differences, we continue to see the results of our cash flow enhancements outlined on February 11, 2009. We have reduced capital spending, reduced production levels in response to the reduced demand in our markets, reduced our overall costs and reduced our investment in inventories during the first nine months of the year, a period which normally would see a buildup of inventories in anticipation of normally higher sales in the fourth quarter. The decreased production levels have caused pressure on our margins for most of the year as certain fixed costs could not be reduced to the same extent as sales, but we have placed a higher priority on liquidity in the near term. Our third quarter results reflect significant improvements in liquidity, and we have also been able to increase utilization of our production capacity, resulting in increased margins. Our retail business has continued its strong performance; however, at this time we still expect that the eventual recovery of our other markets will occur slowly. We will continue to monitor our customer markets, and as the economy improves we are prepared to adjust production levels further, which should lead to continued improvements in profitability as the margin pressures described above should continue to reverse. On October 28, 2009, we announced a debt exchange with respect to the PIK Notes. Please see note 14 for a further discussion of this subsequent event.
Results of Operations — Third Quarter 2009 Compared with Third Quarter 2008

(Dollars in thousands, except percentages and per-share	Three months ended September 30,		Variance
amounts)	2009 (2)	2008	In dollars	In percent

Net sales	$186,878	$211,536	$(24,658)	(11.7)%
Gross profit	$42,960	$37,934	$5,026	13.2%
Gross profit margin	23.0%	17.9%
Income from operations (IFO)	$17,849	$14,557	$3,292	22.6%
IFO margin	9.6%	6.9%

Earnings before interest and income taxes (EBIT)(1)	$20,552	$13,557	$6,995	51.6%
EBIT margin	11.0%	6.4%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$31,181	$24,456	$6,725	27.5%
EBITDA margin	16.7%	11.6%
Net income (loss)	$3,533	$(5,958)	$9,491	159.3%
Net income (loss) margin	1.9%	(2.8)%
Diluted net income (loss) per share	$0.23	$(0.40)	$0.63	157.5%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax restructuring charges of $0.5 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).
Net Sales
For the quarter ended September 30, 2009, net sales decreased 11.7 percent to $186.9 million from third quarter sales of $211.5 million in the year-ago quarter. North American Glass net shipments decreased 10.7 percent to $128.3 million from $143.6 million in the year-ago quarter. The decrease in sales was primarily attributable to a 13.7 percent decrease in sales to Crisa customers, resulting principally from the currency impact of the Mexican peso. Crisa shipments decreased 0.6 percent excluding the currency impact. In addition, an 18.4 percent decline in shipments to U.S. and Canada foodservice glassware customers was offset by a 9.4 percent increase in shipments to U.S. and Canada retail glassware customers. North American Other net sales decreased 27.8 percent due to a decline in shipments of World Tableware, Syracuse China and Traex products. International net sales decreased 4.1 percent compared to the year-ago quarter, as a 20.0 percent increase in shipments to Libbey China customers was offset by unfavorable currency impact of the weaker euro when compared to the U.S. dollar. Excluding the currency impact, International sales decreased 0.4 percent, as shipments to Royal Leerdam customers increased 1.1 percent and shipments to Crisal glassware customers declined 2.4 percent when compared to the prior-year period.
Gross Profit
For the quarter ended September 30, 2009, gross profit increased by $5.0 million, or 13.2 percent, to $43.0 million, compared to $37.9 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 23.0 percent, compared to 17.9 percent in the year-ago quarter. Reductions in manufacturing costs offset by lower production activity primarily in our International segment resulted in a $11.7 million improvement in gross profit, as reductions in natural gas, labor and packaging expenses more than offset the impact of decreased production. Decreases in distribution costs contributed another $4.3 million of improvement. These improvements were offset by a $10.8 million impact from unfavorable mix and the lower level of net sales.
Income From Operations
Income from operations for the quarter ended September 30, 2009 increased $3.3 million, or 22.6 percent, to $17.8 million, compared to $14.6 million in the year-ago quarter. Income from operations as a percentage of net sales increased to 9.6 percent in the third quarter 2009, compared to 6.9 percent in the year-ago quarter. The improvement in income from operations is a result of higher gross profit and gross profit margin (discussed above), offset by a $0.3 million special charge related primarily to the shutdowns of the Syracuse China manufacturing facility and Mira Loma distribution center (see Note 5 for more discussion about these charges) and an increase of $1.4 million in selling, general and administrative expenses. The $1.4 million increase in selling, general and administrative expenses is mainly due to an increase in expense related to our annual incentive plan.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) for the quarter ended September 30, 2009 increased by $7.0 million, from $13.6 million in 2008, to $20.6 million in 2009. EBIT as a percentage of net sales increased to 11.0 percent in the third quarter 2009, compared to 6.4 percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations. In addition, other income increased by $3.7 million primarily related to a favorable swing in foreign currency translation gains versus the prior year quarter.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by 27.5 percent to $31.2 million in the third quarter of 2009 from $24.5 million in the year-ago quarter. As a percentage of net sales, EBITDA was 16.7 percent for the third quarter 2009, compared to 11.6 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings before Interest and Income Taxes (EBIT). These improvements were slightly offset as EBITDA does not include the benefit of a $0.3 million decrease in depreciation and amortization expenses which is primarily due to the shutdown of our Syracuse China operations.
Net Income (Loss) and Diluted Net Income (Loss) Per Share
We recorded net income of $3.5 million, or $0.23 per diluted share, in the third quarter 2009, compared to a net loss of $(6.0) million, or $(0.40) per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was 1.9 percent in the third quarter 2009, compared to (2.8) percent in the year-ago quarter. The improvement in Net Income (Loss) and Diluted Net Income (Loss) Per Share is generally due to the factors discussed in EBIT above. Furthermore, the effective tax rate provided a 13.9 percent benefit for the quarter compared to a 50.8 percent expense in the year-ago quarter, due primarily to a $1.4 million tax benefit related to the required intra-period tax allocation between income from operations and other comprehensive income in the U.S. in the current quarter. The Company’s effective tax rate also changed from the year-ago quarter as a result of changes in valuation allowances in the United States, the Netherlands, and Portugal. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws have also impacted the effective tax rate, and could cause more volatility in the future.

Results of Operations — First Nine Months 2009 Compared with First Nine Months 2008

(Dollars in thousands, except percentages and per-share	Nine months ended September 30,		Variance
amounts)	2009 (2)	2008	In dollars	In percent

Net sales	$540,557	$623,640	$(83,083)	(13.3)%
Gross profit	$87,959	$110,439	$(22,480)	(20.4)%
Gross profit margin	16.3%	17.7%
Income from operations (IFO)	$17,286	$42,752	$(25,466)	(59.6)%
IFO margin	3.2%	6.9%

Earnings before interest and income taxes (EBIT)(1)	$22,710	$43,091	$(20,381)	(47.3)%
EBIT margin	4.2%	6.9%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)	$55,585	$76,524	$(20,939)	(27.4)%
EBITDA margin	10.3%	12.3%
Net loss	$(21,696)	$(11,554)	$(10,142)	(87.8)%
Net loss margin	(4.0)%	(1.9)%
Diluted net loss per share	$(1.45)	$(0.79)	$(0.66)	(83.5)%

(1)	We believe that EBIT and EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net loss to EBIT and EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax restructuring charges of $3.2 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).
Net Sales
For the nine months ended September 30, 2009, net sales decreased 13.3 percent to $540.6 million from sales of $623.6 million in the year-ago period. North American Glass net sales decreased 12.0 percent to $374.8 million from sales of $426.1 million in the year-ago period, due primarily to a decrease of 23.4 percent in shipments to Crisa customers and a decline of 9.9 percent in shipments to U.S. and Canadian foodservice glassware customers. The devaluation of the Mexican peso caused a sales decline of approximately 13.0 percent at Crisa, representing more than half of the overall 23.4 percent reduction in Crisa sales. Due to continued strength in the third quarter, our U.S. retail sales were 3.2 percent ahead of last year’s sales level through the first nine months of the year, representing a new record for the nine month period. North American Other net sales decreased 22.2 percent to $66.2 million from sales of $85.0 million in the year-ago period due to a decline in shipments of World Tableware, Syracuse China and Traex products. International net sales decreased 13.7 percent to $103.7 million from sales of $120.2 million in the year-ago period, including 7.5 percent due to unfavorable currency impact resulting primarily from the declining strength of the euro when compared to the U.S. dollar. Libbey China sales increased 10.5 percent compared to the year-ago period. Excluding the currency impact, International sales decreased approximately 6.2 percent, as shipments to Royal Leerdam and Crisal glassware customers declined when compared to the prior year period.
Gross Profit
For the nine months ended September 30, 2009, gross profit decreased by $22.5 million, or 20.4 percent, to $88.0 million, compared to $110.4 million in the year-ago period. Gross profit as a percentage of net sales decreased to 16.3 percent, compared to 17.7 percent in the year-ago period. An unfavorable mix and lower level of net sales, particularly in the U.S., resulted in $20.0 million of the decline in gross profit, and lower production activity offset by reduced manufacturing costs contributed another $2.3 million to the decrease, as a significant portion of these expenses are fixed and could not be reduced to the same extent as net sales. Also, an unfavorable currency impact resulted in $11.9 million of the decline in gross profit. In addition, the current year included special charges of $1.9 million related to the Syracuse China manufacturing facility and Mira Loma distribution center shutdowns. These unfavorable items were offset by a reduction of $12.2 million in our distribution costs.

Income From Operations
Income from operations for the nine months ended September 30, 2009 decreased $25.5 million, to $17.3 million, compared to $42.8 million in the year-ago period. Income from operations as a percentage of net sales decreased to 3.2 percent in the first nine months of 2009, compared to 6.9 percent in the year-ago period. The decline in income from operations is a result of lower gross profit (discussed above), combined with a $2.0 million increase in selling, general and administrative expenses and a $1.0 million special charge primarily related to the Syracuse China shutdown. The $2.0 million increase in selling, general and administrative expenses was caused by a $7.6 million increase in expense for our annual incentive plan, a $3.0 million pension settlement charge arising from lump sum payments to retirees during the first nine months of 2009 and the one-time 2008 accrual reversal of $1.3 million related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. These increases in selling general and administrative expenses were offset by favorable currency impact of $1.7 million and decreases of $5.9 million and $4.6 million in labor and benefit costs and selling, marketing and other expenses, respectively.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) decreased by $20.4 million, from $43.1 million in 2008 to $22.7 million in 2009. EBIT as a percentage of net sales decreased to 4.2 percent in the first nine months of 2009, compared to 6.9 percent in the year-ago period. Key contributors to the decrease in EBIT compared to the year-ago period are the same as those discussed above under Income From Operations, offset by a $5.1 million increase in other income primarily related to a favorable swing in foreign currency translation gains versus the prior year quarter.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by 27.4 percent to $55.6 million in the first nine months of 2009 from income of $76.5 million in the year-ago period. As a percentage of net sales, EBITDA was 10.3 percent for the first nine months of 2009, compared to 12.3 percent in the year-ago period. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings before Interest and Income Taxes (EBIT). In addition, EBITDA does not include the comparative benefit of a $0.6 million decrease in depreciation and amortization expenses.
Net Loss and Diluted Net Loss Per Share
We recorded a net loss of $(21.7) million, or $(1.45) per diluted share, in the first nine months of 2009, compared to a net loss of $(11.6) million, or $(0.79) per diluted share, in the year-ago period. Net loss as a percentage of net sales was (4.0) percent in the first nine months of 2009, compared to (1.9) percent in the year-ago period. The improvement in Net Income (Loss) and Diluted Net Income (Loss) Per Share is generally due to the factors discussed in EBIT above. In addition, the effective tax rate was 26.3 percent for the period compared to negative 25.7 percent in the year-ago period, due primarily to a $5.3 million tax benefit related to the required intra-period tax allocation between income from operations and other comprehensive income in the U.S. in the first nine months of 2009 and a $1.5 million benefit related to adjustments in tax reserves due to the completion of a U.S. federal income tax examination. The Company’s effective tax rate changed from the year-ago quarter also as a result of changes in valuation allowances in the United States, the Netherlands, and Portugal. Further, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws have also impacted the effective tax rate.
Segment Results of Operations

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
(Dollars in thousands)	2009	2008	In dollars	In percent	2009	2008	In dollars	In percent

Net Sales:
North American Glass	$128,316	$143,630	$(15,314)	(10.7)%	$374,803	$426,120	$(51,317)	(12.0)%
North American Other	20,462	28,339	(7,877)	(27.8)%	66,180	85,042	(18,862)	(22.2)%
International	40,279	42,014	(1,735)	(4.1)%	103,663	120,166	(16,503)	(13.7)%
Eliminations	(2,179)	(2,447)			(4,089)	(7,688)

Consolidated	$186,878	$211,536	$(24,658)	(11.7)%	$540,557	$623,640	$(83,083)	(13.3)%

EBIT:
North American Glass	$16,594	$9,695	$6,899	71.2%	$19,727	$31,704	$(11,977)	(37.8)%
North American Other	2,953	2,130	823	38.6%	5,263	9,590	(4,327)	(45.1)%
International	1,005	1,732	(727)	(42.0)%	(2,280)	1,797	(4,077)	(226.9)%

Consolidated	$20,552	$13,557	$6,995	51.6%	$22,710	$43,091	$(20,381)	(47.3)%

EBIT Margin:
North American Glass	12.9%	6.7%			5.3%	7.4%
North American Other	14.4%	7.5%			8.0%	11.3%
International	2.5%	4.1%			(2.2)%	1.5%
Consolidated	11.0%	6.4%			4.2%	6.9%

Special charges:
North American Glass	$107	$—	$107	100.0%	$81	$—	$81	100.0%
North American Other	382	—	382	100.0%	3,089	—	3,089	100.0%
International	—	—	—	NM	—	—	—	NM

Consolidated	$489	$—	$489	100.0%	$3,170	$—	$3,170	100.0%

Segment Results of Operations – Third Quarter 2009 Compared to Third Quarter 2008
North American Glass
For the quarter ended September 30, 2009, net sales decreased 10.7 percent to $128.3 million from $143.6 million in the year-ago quarter. Of the decrease in net sales, approximately 5.4 percent was attributable to decreased shipments to Crisa’s customers and 7.0 percent was attributable to decreased shipments to U.S. and Canadian foodservice glassware customers offset by a 2.2 percent increase in sales to U.S. and Canadian retail glassware customers. Of the 5.4 percent attributable to decreased shipments of Crisa product, 5.2 percent is related to an unfavorable currency impact.
EBIT increased to $16.6 million for the third quarter 2009, compared to $9.7 million for the year-ago quarter. EBIT as a percentage of net sales increased to 12.9 percent in the third quarter 2009, compared to 6.7 percent in the year-ago quarter. The key factors in the increase in EBIT compared to the year-ago quarter were $9.0 million due to lower manufacturing costs offset by decreased production activity, a $3.3 million decrease in distribution costs and an improvement of $3.6 million primarily due to favorable foreign currency translation gains. The factors contributing to the increase in EBIT were partially offset by $7.5 million due to an unfavorable sales mix, a $1.6 million increase in SG&A costs and an unfavorable currency impact from the devaluation of the Mexican peso of $0.2 million. The $1.6 million increase in SG&A costs was caused by a $5.7 million increase in expense for our annual incentive plan offset by a decrease of $4.2 million in labor and benefit expenses.
North American Other
For the quarter ended September 30, 2009, net sales declined 27.8 percent to $20.5 million from $28.3 million in the year-ago quarter. Components of the total decrease in net sales were declines of approximately 16.1 percent in shipments of Syracuse China products related to the closure of the Syracuse China facility earlier this year and the decision to reduce the Syracuse China product offering, approximately 5.4 percent in shipments of Traex products and approximately 6.2 percent in shipments of World Tableware products.

EBIT increased by $0.8 million for the third quarter of 2009, compared to the year-ago quarter. EBIT as a percentage of net sales increased to 14.4 percent in the third quarter of 2009, compared to 7.5 percent in the year-ago quarter due to lower production and purchasing levels in the segment. The key contributors to the increased EBIT were decreases of $2.9 million in manufacturing and purchased product costs, $0.2 million in distribution costs and $1.0 million in SG&A expenses. These reductions in costs were primarily the result of the April 2009 closure of our Syracuse China facility, as EBIT for the Syracuse China operations contributed a $1.0 million improvement compared to the prior year period. This was offset by decreased sales volume and mix, which caused an unfavorable $3.5 million impact.
International
For the quarter ended September 30, 2009, net sales decreased 4.1 percent to $40.3 million from $42.0 million in the year-ago quarter. The decrease was primarily the result of a weaker euro, which caused a 4.4 percent decline. This currency impact was offset by an increase in shipments to customers of Libbey China, as shipments to Royal Leerdam and Crisal customers were essentially flat as a component of the total International segment variance.
EBIT declined by $0.7 million for the third quarter of 2009, to $1.0 million from $1.7 million in the year-ago quarter. EBIT as a percentage of net sales decreased to 2.5 percent in the third quarter 2009, compared to 4.1 percent in the year-ago quarter. Decreased production activity offset by lower manufacturing costs were responsible for $0.8 million of the EBIT decline. In addition, EBIT was negatively affected by an unfavorable currency impact from the euro of $0.2 million and additional depreciation and amortization of $0.7 million. These factors were offset by a $0.9 million decrease in distribution costs.
Segment Results of Operations — First Nine Months 2009 Compared to First Nine Months 2008
North American Glass
For the nine months ended September 30, 2009, net sales decreased 12.0 percent to $374.8 million from $426.1 million in the year-ago period. Of the total decrease in net sales, approximately 9.1 percent was attributable to decreased shipments to Crisa’s customers and 4.9 percent was attributable to decreased shipments to U.S. and Canadian foodservice glassware customers. The primary offset to these declines was a 0.7 percent increase from the U.S. and Canadian retail channel, which delivered sales above the performance of the first nine months of 2008. Of the 9.1 percent attributable to decreased shipments of Crisa product, 5.1 percent is related to an unfavorable currency impact.
EBIT decreased to $19.7 million for the first nine months of 2009, compared to $31.7 million for the year-ago period. EBIT as a percentage of net sales decreased to 5.3 percent in the first nine months of 2009, compared to 7.4 percent in the year-ago period. The key factors in the decline in EBIT compared to the year-ago period were $13.2 million due to an unfavorable sales mix and an unfavorable currency impact from the devaluation of the Mexican peso of $9.3 million. In addition, EBIT was negatively impacted by a $4.9 million increase in selling, general and administrative expense, which resulted primarily from a $3.0 million pension settlement charge arising from lump sum payments to retirees during the first nine months of 2009 and a one-time reversal of a $1.3 million accrual in the first quarter of 2008 related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. The factors contributing to the decrease in EBIT were partially offset by decreases of $9.8 million in distribution costs and favorable currency translation gains of $4.4 million in other income when compared to the prior year period.
North American Other
For the nine months ended September 30, 2009, net sales declined 22.2 percent to $66.2 million from $85.0 million in the year-ago period. Components of the total decrease in net sales were declines of approximately 10.8 percent in shipments of Syracuse China products due to closure of the manufacturing facility and reduction in the product offering, approximately 6.7 percent in shipments of World Tableware products and approximately 5.0 percent in shipments of Traex products.
EBIT declined by $4.3 million for the first nine months of 2009, compared to the year-ago period. EBIT as a percentage of net sales decreased to 8.0 percent in the first nine months of 2009, compared to 11.3 percent in the year-ago period. The key contributor to the decreased EBIT was decreased sales, which had an unfavorable $11.6 million impact. Production costs included a $0.7 million special charge due to additional depreciation expenses recorded to reflect the shorter remaining useful life of the assets at our Syracuse China facility and a $1.0 million write-down of raw materials and work in process inventory also related to the shutdown of our Syracuse China facility. This was offset by decreases of $5.1 million in other production costs and purchased product, $1.6 million in distribution costs, and a decrease of $2.2 million in SG&A expenses driven by lower selling and marketing expenses. These reductions in costs were primarily the result of the April 2009 closure of our Syracuse China manufacturing facility.

International
For the nine months ended September 30, 2009, net sales decreased 13.7 percent to $103.7 million from $120.2 million in the year-ago period. Of the total decrease in net sales, 8.5 percent was related to the currency impact of a weaker euro. The majority of the remaining decrease in net sales was related to decreased shipments to Royal Leerdam and Crisal customers, offset by an increase of 1.4 percent attributable to sales to customers of Libbey China.
EBIT declined by $4.1 million for the first nine months of 2009 to $(2.3) million, compared to $1.8 million in the year-ago period. EBIT as a percentage of net sales decreased to (2.2) percent in the first nine months of 2009, compared to 1.5 percent in the year-ago period. Decreased net sales and production activity offset by lower manufacturing costs were responsible for $0.1 million and $3.1 million of the EBIT decline, respectively, as we lowered production levels in response to lower sales and to manage inventory levels. In addition, EBIT was negatively impacted by an unfavorable currency impact from the euro of $0.9 million.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At September 30, 2009, our cash balance was $30.6 million, an increase of $17.3 million from $13.3 million at December 31, 2008. The increase was primarily due to an increase in our free cash flow offset by payments on our ABL facility.
Working Capital
The following table presents our working capital components:

(Dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	September 30, 2009	December 31, 2008	In dollars	In percent

Accounts receivable — net	$91,119	$76,072	$15,047	19.8%
DSO (1)	45.7	34.3
Inventories — net	$153,523	$185,242	$(31,719)	(17.1)%
DIO (2)	77.1	83.5
Accounts payable	$52,087	$54,428	$(2,341)	(4.3)%
DPO (3)	26.1	24.5
Working capital (4)	$192,555	$206,886	$(14,331)	(6.9)%
DWC (5)	96.7	93.3
Percentage of net sales	26.5%	25.5%

DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $192.6 million at September 30, 2009, a decrease of $14.3 million from December 31, 2008.

This decrease is due primarily to lower inventories, which resulted from our continued focus on our cash management efforts to increase cash flow through reductions in working capital, and lower production activity. Partially offsetting our lower inventories is an increase in accounts receivable. Our DSO also increased compared to the end of the year as sales in the third quarter of 2009 were heavily weighted towards the end of the quarter, driving up the quarter-end receivables balance. During the final quarter of 2008, sales declined throughout the quarter, so the majority of collections for sales in the quarter had occurred before the end of December. Working capital as a percentage of net sales increased from 25.5 percent from December 31, 2008 to 26.5 percent at September 30, 2009.

Borrowings
The following table presents our total borrowings:

			September 30,	December 31,
(Dollars in thousands)	Interest Rate	Maturity Date	2009	2008

Borrowings under ABL facility	floating	December 16, 2010	$—	$34,538
Senior notes	floating (1)	June 1, 2011	306,000	306,000
PIK notes (2)	16.00%	December 1, 2011	160,862	148,946
Promissory note	6.00%	October, 2009 to September, 2016	1,537	1,666
Notes payable	floating	October, 2009	1,517	3,284
RMB loan contract	floating	July, 2012 to January, 2014	36,675	36,675
RMB working capital loan	floating	March, 2010	7,335	7,335
Obligations under capital leases	floating	May, 2009	—	302
BES Euro line	floating	December, 2009 to December, 2013	16,051	15,507
Other debt	floating	September, 2009	—	630

Total borrowings			529,977	554,883

Less — unamortized discounts and warrants			3,278	4,626

Total borrowings — net (3)			$526,699	$550,257

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	Additional PIK Notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay semi-annual interest. During the first three years, interest was payable by the issuance of additional PIK Notes.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $530.0 million at September 30, 2009, compared to total borrowings of $554.9 million at December 31, 2008. The $24.9 million decrease in borrowings was primarily the result of the repayment of borrowings under our ABL facility, offset by an increase in our PIK Notes.
Of our total indebtedness, $167.6 million, or approximately 31.6 percent, is subject to variable interest rates at September 30, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.7 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.3 million and $3.8 million for the three months and nine months ended September 30, 2009, respectively, and $1.2 million and $3.7 million for the three months and nine months ended September 30, 2008, respectively.
Cash Flow
The following table presents key drivers to our free cash flow for the third quarter.

	Three months ended September 30,		Variance
(Dollars in thousands, except percentages)	2009	2008	In dollars	In percent

Net cash provided by operating activities	$26,639	$13,309	$13,330	100.2%
Capital expenditures	(2,737)	(12,390)	9,653	77.9%
Proceeds from asset sales and other	172	71	101	142.3%

Free cash flow (1)	$24,074	$990	$23,084	NM

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
Our net cash provided by operating activities was $26.6 million in the third quarter of 2009, compared to net cash provided by operating activities of $13.3 million in the year-ago quarter, or an improvement of $13.3 million. The major factors impacting cash flow from operations were the $9.5 million improvement in net income and a $12.8 million decrease in cash utilized for pension and postretirement benefits. The cash generated from these cash flow improvements was utilized to pay down debt and increase our cash balance.
Our net cash used in investing activities decreased to $2.6 million in the third quarter of 2009, compared to $12.3 million in the year-ago period, primarily as a result of decreased capital expenditures in our North American Glass and International segments.
Net cash used in financing activities was $17.5 million in the third quarter of 2009, compared to $9.6 million in the year-ago quarter. During the third quarter of 2009, we utilized an additional $8.3 million to pay down the ABL Facility, offset by a decrease in dividends and other payments.
Our free cash flow was $24.1 million during the third quarter 2009, compared to $1.0 million in the year-ago quarter, an improvement of $23.1 million. The primary contributors to this change were the improvement in cash flow from operating activities and reduced capital expenditures in the current period, as discussed above.
The following table presents key drivers to our free cash flow for the first nine months.

	Nine months ended September 30,		Variance
(Dollars in thousands, except percentages)	2009	2008	In dollars	In percent

Net cash provided by (used in) operating activities	$65,729	$(9,750)	$75,479	774.1%
Capital expenditures	(12,287)	(30,002)	17,715	59.0%
Proceeds from asset sales and other	260	117	143	122.2%

Free cash flow (1)	$53,702	$(39,635)	$93,337	235.5%

(1)	We believe that Free Cash Flow [net cash provided by (used in) operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $65.7 million in the first nine months of 2009, compared to net cash used by operating activities of $9.8 million in the year-ago period, or an improvement of $75.5 million. The major factors impacting cash flow from operations were a $51.0 million improvement in working capital performance compared to the prior year period, as cash flow improvements of $42.8 million from inventory and $12.5 million from accounts payable, partially offset by a $4.3 million increase in accounts receivable, reflected our efforts to improve liquidity during the current economic downturn. Further improvement in net cash provided by operating activities is the result of the final $19.6 million payment to Vitro made in 2008 related to the 2006 Crisa acquisition and a $16.7 million decrease in cash outlay for pension and postretirement benefits. These improvements were offset by an increase of $10.1 million in our net loss. The cash generated by these cash flow improvements was utilized to pay down debt and increase our cash balance.
Our net cash used in investing activities decreased to $12.0 million in the first nine months of 2009, compared to $29.9 million in the year-ago period, primarily as a result of decreased capital expenditures in our North American Glass and International segments.
Net cash used in (provided by) financing activities was a use of $36.3 million in the first nine months of 2009, compared to net cash provided by financing activities of $12.1 million in the year-ago period, or a swing of $48.4 million. During the first nine months of 2008, we utilized $14.5 million more of our capacity on the ABL Facility to fund our operating needs, while we made $33.5 million of repayments on that facility in the first nine months of 2009.
Our free cash flow was $53.7 million during the first nine months 2009, compared to a use of cash of $39.6 million in the year-ago period, an improvement of $93.3 million. The primary contributor to this change was the improvement in cash flow from operating activities and reduced capital expenditures in the current period.

Derivatives
We have Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. The fixed interest rate for our borrowings related to the Rate Agreements at September 30, 2009, excluding applicable fees, is 5.24 percent per year and the total interest rate, including applicable fees, is 12.24 percent per year. These Rate Agreements expire on December 1, 2009. Total remaining Senior Notes not covered by the Rate Agreements have fluctuating interest rates with a weighted average rate of 8.26 percent per year at September 30, 2009. If the counterparties to these Rate Agreements were to fail to perform, these Rate Agreements would no longer protect us from interest rate fluctuations. However, we do not anticipate nonperformance by the counterparties. All counterparties were rated A+ or better as of September 30, 2009, by Standard and Poor’s.
The fair market value for the Rate Agreements at September 30, 2009, was a $(4.0) million liability. At December 31, 2008, the fair market value of these Rate Agreements was a $(6.8) million liability. The fair value of the Rate Agreements is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel these agreements and expect them to mature as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2009, we had commodity futures contracts for 3,220,000 million British Thermal Units (BTUs) of natural gas with a fair market value of an $(8.5) million liability. We have hedged approximately 42 percent of forecasted transactions through December 2010. At December 31, 2008, we had commodity futures contracts for 5,280,000 million BTUs of natural gas with a fair market value of a $(14.9) million liability. The counterparties for these derivatives were rated BBB+ or better as of September 30, 2009, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. Remaining unused availability on the ABL Facility was $81.3 million at September 30, 2009 and $44.6 million at December 31, 2008. In addition, our cash and cash equivalents balance of $30.6 million at September 30, 2009 is available for our short term financing needs. We were impacted by recessionary pressures in 2008, especially during the fourth quarter of the year, and the first nine months of 2009, and we anticipate that the global economic recession will continue for the fourth quarter of 2009 and perhaps beyond. Under the terms and conditions in place at September 30, 2009, interest on our PIK Notes would have been payable in cash beginning December 1, 2009. We began taking a number of steps to enhance our liquidity in 2008 and have continued with further steps in 2009 (including those announced in February, 2009). These initiatives were expected to result in cash flow improvements in the range of $46 million to $50 million for 2009. These initiatives have been implemented, and we are beginning to see the results in our cash flow. These amounts included a reduction of $22 million to $24 million in capital expenditures. We are on course to exceed the higher end of that range, as our capital expenditures are expected to reach $20 million or less for the year, compared to the $45.7 million spent in 2008. Additionally, as further discussed in Note 14, “Subsequent Events,” on October 28, 2009, we announced that we had entered into a transaction to exchange the PIK Notes for a combination of debt and equity which will have the impact of reducing cash paid for interest. The original requirement for a cash interest payment of $12.9 million on December 1, 2009 has been canceled. However, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. Global financial markets and economic conditions as well as the credit and capital markets have been, and continue to be, volatile. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made it difficult, and will likely continue to make it difficult, to obtain funding in future periods. If cash generated from operations and cash available from our ABL Facility are not sufficient to meet our needs, we cannot provide assurance that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility expires in December 2010, the Senior Notes expire in June 2011, and the PIK Notes originally were scheduled to expire in December 2011. As mentioned above, please see note 14 for a discussion of a debt exchange that occurred subsequent to the end of the third quarter. Based upon our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further) and in light of our debt exchange that occurred subsequent to the quarter’s end, we anticipate that we will generate positive cash flow from operations and, if necessary, have sufficient cash availability from our ABL Facility to meet our ongoing liquidity needs.
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
Table 1

	Three months ended		Nine months ended
Reconciliation of net income (loss) to EBIT and EBITDA	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net income (loss)	$3,533	$(5,958)	$(21,696)	$(11,554)
Add: Interest expense	17,451	17,509	52,162	52,280
Add: (Benefit from) provision for income taxes	(432)	2,006	(7,756)	2,365

Earnings before interest and income taxes (EBIT)	20,552	13,557	22,710	43,091
Add: Depreciation and amortization	10,629	10,899	32,875	33,433

Earnings before interest, taxes, deprecation and amortization (EBITDA)	$31,181	$24,456	$55,585	$76,524

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

Table 2

Reconciliation of net cash provided by (used in) operating	Three months ended		Nine months ended
activities to free cash flow	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net cash provided by (used in) operating activities	$26,639	$13,309	$65,729	$(9,750)
Capital expenditures	(2,737)	(12,390)	(12,287)	(30,002)
Proceeds from asset sales and other	172	71	260	117

Free cash flow	$24,074	$990	$53,702	$(39,635)

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
Table 3

Reconciliation of working capital	September 30,	December 31,
(Dollars in thousands)	2009	2008

Accounts receivable (net)	$91,119	$76,072
Plus: Inventories (net)	153,523	185,242
Less: Accounts payable	52,087	54,428

Working capital	$192,555	$206,886

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
Interest Rates
We are exposed to market risks associated with changes in interest rates on our floating debt and have entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively convert this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. We had $167.6 million of debt subject to fluctuating interest rates at September 30, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.7 million on an annual basis. If the counterparties to these Rate Agreements were to fail to perform, we would no longer be protected from interest rate fluctuations by these Rate Agreements. However, we do not anticipate nonperformance by the counterparties. All interest rate swap counterparties were rated A+ or better as of September 30, 2009, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential losses in earnings or cash flows from adverse price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of September 30, 2009.
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
•	Our cost-reduction projects may not result in anticipated savings in operating costs.

•	Slowdowns in the retail, travel, restaurant and bar, or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	If we have a fair value impairment in a business segment, net earnings and net worth could be materially adversely affected by a write down of goodwill or intangible assets.

•	We face intense competition and competitive pressures that could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	We may not be able to effectively integrate future businesses we acquire.

•	We may not be able to achieve the international growth contemplated by our strategic plan.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in their operation, our business and results of operations could suffer.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations.

•	Fluctuations in the value of the foreign currencies in which we operate relative to the U.S. dollar could reduce the cost competitiveness of our products or those of our subsidiaries.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	We received notice from the New York Stock Exchange (NYSE) that our stock was delisted before the start of trading on April 20, 2009. Our shares are now traded on the Over the Counter Bulletin Board (OTC BB). There can be no assurance that we may be able to regain our listing on the NYSE or any other exchange.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Our business may suffer if we do not retain our senior management.

•	Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

•	We may face a risk when we return to the market to refinance our debt as a result of the June, 2009 downgrade of the Company’s debt by Moody’s Investor Service.

•	Our facilities may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases such as the H1N1 influenza virus, commonly referred to as the “swine flu.” If a severe outbreak were to occur where we have facilities, it could adversely impact our results of operations and financial condition.

•	Our RMB Working Capital Loan is scheduled to mature in March, 2010. If the China Construction Bank does not agree to extend or refinance the loan, or if the loan is called, our liquidity and financial condition may be adversely impacted.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition and prevent us from fulfilling our obligations.

We have a high degree of financial leverage. As of September 30, 2009, we had $526.7 million of debt outstanding, net of discounts and warrants. Of that amount:
•	approximately $0.0 million consisted of debt under our ABL Facility, which is secured by a first-priority lien on our assets;

•	approximately $306.0 million consisted of the Senior Secured Notes, which are secured by a second-priority lien on our collateral;

•	approximately $160.9 million consisted of the PIK Notes, which are secured by a third-priority lien on our collateral (see note 14 for a discussion of our October 28, 2009 announcement of a debt exchange with respect to the PIK Notes);

•	RMB 250 million (approximately $36.7 million) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (“CCBC”), the entire proceeds of which we used to finance the construction of our Greenfield manufacturing facility in China that began operations in early 2007;

•	RMB 50 million (approximately $7.3 million) consisted of a loan, which is fully drawn, made by CCBC to finance the working capital needs of our China facility; and

•	11 million euro (approximately $16.1 million) consisted of a loan, which is fully drawn, made by Banco Espirito Santo, S.A. (“BES Euro Line”) to finance operational improvements associated with our Portuguese operations.
Our ABL Facility provides for borrowings up to $150.0 million by Libbey Glass and Libbey Europe B.V. (a non-guarantor subsidiary). As a result of borrowing base limitations, the remaining unused availability under the ABL Facility at September 30, 2009 was $81.3 million.
Since we issued the PIK Notes in 2006, interest has been payable semi-annually through the issuance of additional PIK Notes. Commencing December 1, 2009, interest on the PIK Notes will be payable semi-annually in cash. Under the terms and conditions in place at September 30, 2009, the semi-annual cash interest payment that we were obligated to make on the PIK Notes on December 1, 2009 was approximately $12.9 million. Please see note 14 for a discussion of our October 28, 2009 announcement of a debt exchange with respect to the PIK Notes.
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
Although we have taken a number of steps to enhance our liquidity to date in 2009 (including those announced in February 2009), if cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Global financial markets and economic conditions have been, and continue to be volatile. The credit and capital markets remain challenging. These issues may make it difficult to obtain funding in future periods. If cash from operations and cash available from our ABL Facility are not sufficient to meet our needs, which would have included our obligation to pay the cash interest on the PIK Notes that was payable on December 1, 2009, (please see note 14 for a discussion of our October 28, 2009 announcement of a debt exchange with respect to the PIK Notes), we cannot provide assurance that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the future or when our ABL Facility matures in December 2010.
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

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

July 1 to July 31, 2009	—	—	—	1,000,000
August 1 to August 31, 2009	—	—	—	1,000,000
September 1 to September 30, 2009	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.
Item 5. Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

4.1
Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference. The schedules to such Credit Agreement were filed as Exhibit 4.1 to Registrant’s Form 10-Q filed August 7, 2009 and incorporated herein by reference. The Exhibits to such Credit Agreement are filed herein.)

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

4.5
Amended and Restated Indenture, dated October 28, 2009, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.1 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.6	Form of 16% Senior Subordinated Secured Note due 2021. (filed as Exhibit 4.5 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.7	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.8
Amended and Restated Registration Rights Agreement, dated October 28, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

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

4.11	Series I Warrant, issued October 28, 2009 (filed as Exhibit 4.3 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.12	Reaffirmation Agreement, dated October 28, 2009 (filed as Exhibit 4.2 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.12
Amendment and Waiver No. 2, dated October 27, 2009, among Libbey Glass Inc. and Libbey Europe B.V., J.P. Morgan Chase Bank, N.A., J.P. Morgan Europe Limited, Wells Fargo Foothill, LLC, Fifth Third Bank, Bank of America, N.A. and GE Business Financial Services, Inc. (filed as Exhibit 10.2 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

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

Exhibit
Number	Description
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

10.26	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the

Exhibit
Number	Description
respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

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

10.31
Debt Exchange Agreement, dated October 28, 2009, among Libbey Inc., Libbey Glass Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 10.1 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

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

LIBBEY INC.
Date: November 9, 2009	By	/s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer