Form 10-K
period 2009-12-31
LIBBEY INC
filed 2010-03-15
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12084
LIBBEY INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1559357
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

300 Madison Avenue, Toledo, Ohio (Address of Principal Executive Offices)	43604 (Zip Code)

(419) 325-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value (based on the consolidated tape closing price on June 30, 2009) of the voting stock beneficially held by non-affiliates of the registrant was approximately $20,554,278. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2010 was 16,158,108.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2010 (“Proxy Statement”).

Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2009 Annual Report to Shareholders where indicated.

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

General

Libbey Inc. (Libbey or the Company) is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to over 100 countries. We design and market, under our LIBBEY®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Traex® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items for sale primarily in the foodservice, retail and business-to-business markets. Our global sales force presents all of our products to the global marketplace in a coordinated fashion. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), we manufacture high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Crisal), we manufacture glass tableware in Portugal for our worldwide customer base. We also market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China Company (Syracuse China). Through our World Tableware Inc. (World Tableware) subsidiary, we import metal flatware, hollowware, serveware and ceramic dinnerware for resale. We design, manufacture and distribute an extensive line of plastic items for the foodservice industry under the Traex® brand name through our subsidiary Traex Company (Traex). We are the largest glass tableware manufacturer in Latin America through our subsidiary Crisa Libbey Commercial, S. de R.L. de C.V. (Crisa) which goes to market under the Crisa® brand name. Through our subsidiary Libbey Glassware (China) Co., Ltd. (Libbey China) we have a state-of-the-art glass tableware manufacturing facility in China that has been operational since the first quarter of 2007. See note 18 to the Consolidated Financial Statements for segment information.

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

Growth Strategy

Our strategic vision is to be the premier provider of glass tableware and related products worldwide. We seek to continue to increase our share of our core North American market in the foodservice, retail and “Business to

Business” channels by leveraging our leading market position, superior product development capabilities, high customer service levels and broad distribution network. In International markets, we seek to increase our presence in the European glass tableware market while broadening the reach of our business-to-business franchise. We also believe that we have significant opportunities for continued growth in China and throughout the Pacific Rim due to our state of the art facility as well as our growing sales force and distribution network.

In addition to our focus on top-line growth, the concurrent improvement in profitability and cash flow generation is a key element of our strategy. To this end, we continue to focus on a number of initiatives aimed at creating operating efficiencies, including eliminating waste and instilling a culture of continuous improvement in all aspects of our operations, through our Lean program, and improving working capital while reducing natural gas consumption and greenhouse gas emissions. We also believe that by leveraging our production capabilities in low-cost countries such as Mexico, China and Portugal, our business can achieve greater profitability and generate increased cash flow through our ability to sell our products at price points that enable us to compete more profitably.

Our growth strategy emphasizes continued internal growth in combination with selected strategic partnerships, acquisitions and “green field” developments. Since successfully completing the acquisition of Crisa in Mexico in 2006 and launching our glass manufacturing facility in China in 2007, we have focused on improving our liquidity and capital structure. We believe that in the long term there will be opportunities for strategic partnerships and acquisitions in attractive developing and emerging markets to complement our internal growth.

Products

Our tableware products consist of glass tableware (including casual glass beverageware), ceramic dinnerware, metal flatware, hollowware and serveware and plastic items. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, ashtrays, bud vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. Royal Leerdam produces high-quality stemware. Crisal produces glass tableware, mainly tumblers, stemware and glassware accessories. Crisa’s glass tableware product assortment includes the product types produced by Libbey, as well as glass bakeware and handmade glass tableware. In addition, Crisa products include blender jars, washing machine windows and other glass products sold principally to original equipment manufacturers (OEM’s). Through our Syracuse China and World Tableware subsidiaries, we offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, chafing dishes, pitchers and other metal tableware accessories, as well as an extensive line of dinnerware. Through our Traex subsidiary, we produce and sell a wide range of plastic products, including tabletop warewashing and storage racks, trays, dispensers and organizers, to the foodservice industry. Our global sales force presents all of our products to the global marketplace in a coordinated fashion.

We also have an agreement to be the exclusive distributor of Luigi Bormioli glassware in the United States and Canada to foodservice users. Luigi Bormioli, based in Italy, is a highly regarded supplier of high-end glassware used in many of the finest eating and drinking establishments.

Customers

The customers for our tableware products include approximately 500 foodservice distributors in the United States and Canada. In the retail channel, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores. In addition, our business-to-business channel primarily includes customers that use glass containers for candle and floral applications, gourmet food packaging companies, and various OEM applications. In Mexico, we sell to retail mass merchants and wholesale distributors, as well as candle and food packers, and various OEM users of custom molded glass. In Europe, we market glassware to retailers, distributors and decorators that service the retail, foodservice and highly developed business-to-business channel, which includes large breweries and distilleries, for which products are decorated with company logos for promotional and resale purposes. We also have other customers who use our products for promotional or other private uses. In China, we sell to distributors and wholesalers. No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.

Sales, Marketing and Distribution

Approximately 76 percent of our sales are to customers located in North America, and approximately 24 percent of our sales are to customers located outside of North America. We sell our products to over 100 countries around the world, competing in the tableware markets of Latin America, Asia and Europe, as well as North America.

We have our own sales staff of professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products in select countries.

We also have marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, the Netherlands and China. They engage in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.

We operate distribution centers located at or near each of our manufacturing facilities (see “Properties” section). In addition, we operate distribution centers for our products produced in Mexico in Laredo, Texas, and for our Syracuse® China, World® Tableware and Traex® products in West Chicago, Illinois. We also operate a distribution center for many of our products at Gorinchem, the Netherlands. The glass tableware manufacturing and distribution centers are strategically located to enable us to supply significant quantities of our product to virtually all of our customers on a timely and cost effective basis.

The majority of our sales are in the foodservice, retail and business-to-business channels, which are further detailed below.

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice channel. Our Syracuse® China, World® Tableware and Traex® brands are long-established brands of high-quality ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items, respectively. We are among the leading suppliers of these product categories to foodservice end users. A significant majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors in turn sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars and restaurants and casinos.

Retail

Our primary customers in the retail channel include national and international mass merchants. In recent years, we have increased our retail sales by increasing our sales to specialty housewares stores and value-oriented retailers. In 2010, we were recognized by the Retail Tracking Services of NPD Group for increasing our overall U.S. market share in the casual glass beverageware market in 2009 to approximately 42 percent. Royal Leerdam and Crisa sell to similar retail customers in Europe and Mexico, while Crisal is increasingly positioned with retailers on the Iberian Peninsula. With this retail representation, we are positioned to successfully introduce profitable new products. We also operate outlet stores located at or near the majority of our manufacturing locations. In addition, we sell selected items in the United States on the internet at www.libbey.com.

Business-to-Business

Royal Leerdam and Crisal supply glassware to the business-to-business channel of distribution in Europe. Customers in this channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale. Our business-to-business channel in North America includes candle and floral applications, blender jars and washing machine windows. The craft industries and gourmet food-packing companies are also business-to-business consumers of glassware.

Seasonality

Primarily due to the impact of consumer buying patterns and production activity, our sales and operating income, excluding special charges, tends to be stronger in the second half and weaker in the first half of each year. In addition, our cash flow from operations tends to be stronger in the second half of the year and weaker in the first half of the year due to these seasonal working capital trends. In particular, our inventory levels typically reach their highest levels in the third quarter of the year, and decrease in the following quarter due to seasonally higher sales that typically peak in the fourth quarter of the year. In addition, our receivables typically peak during the third and early fourth quarters and begin to decrease by the end of the year as cash collections continue through the end of December, but limited shipments occur during the final week of the year. Our payables normally peak during the third and fourth quarters of the year as a result of our increased production levels going into those quarters, but are not significant to provide relief for total working capital needs caused by increased investment in inventories. Accordingly, our overall investment in working capital will normally reach higher levels through the summer months as we build inventory during slower sales periods in order to allow for optimum customer service and timely delivery during the higher sales periods in the second half of the year, when sales typically exceed short-term production capabilities. Although little information with respect to our competitors is publicly available, we believe that our experience with working capital is generally consistent with the experience for the industry as a whole.

Backlog

As of December 31, 2009, our backlog was approximately $54.9 million, compared to approximately $31.1 million at December 31, 2008. The increase was caused by increased demand by our customers as orders have moved closer to more traditional levels, and lower inventories that require us to fill more orders from production, instead of from inventory. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or cancelled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.

Manufacturing and Sourcing

In North America, we currently own and operate three glass tableware manufacturing plants - two in the United States (one in Toledo, Ohio and one in Shreveport, Louisiana) and one in Monterrey, Mexico. We also own and operate one facility in Dane, Wisconsin that produces plastic products for the foodservice industry. In Europe, we own and operate two glass tableware manufacturing plants — one in Leerdam, the Netherlands, and the other in Marinha Grande, Portugal. In Asia, we own and operate a glass tableware production facility in Langfang, China.

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

Ceramic dinnerware is also produced through the forming of raw materials into the desired product shape and is either manufactured at our Syracuse, New York, production facility (through April 2009) or imported primarily from China and Bangladesh. We source all metal flatware and metal hollowware through our World Tableware subsidiary, primarily from China. Plastic products are also produced through the injection molding of raw materials into the desired shape and are manufactured at our Dane, Wisconsin, production facility or imported primarily from Taiwan and China.

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

Materials

Our primary materials are sand, lime, soda ash, corrugated packaging, resins and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is a primary source of energy in most of our production processes, and variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts to partially mitigate this impact. In addition, resins are a primary source of materials for our Traex operation, and, historically, the price for resins has fluctuated, directly impacting our profitability. We also experience fluctuations in the cost to deliver materials to our facilities, and such changes may affect our earnings and cash flow.

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

We employ a team of engineers, in addition to external consultants, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $2.0 million in 2009, $1.7 million in 2008, and $1.5 million in 2007. These costs were expensed as incurred.

Patents, Trademarks and Licenses

Based upon market research and surveys, we believe that our trade names and trademarks, as well as our product shapes and styles, enjoy a high degree of consumer recognition and are valuable assets. We believe that the Libbey®, Syracuse® China, World® Tableware, Crisa®, Royal Leerdam®, Crisal Glass® and Traex® trade names and trademarks are material to our business.

We have rights under a number of patents that relate to a variety of products and processes. However, we do not consider that any patent or group of patents relating to a particular product or process is of material importance to our business as a whole.

Competitors

Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name and delivery time.

Competitors in glass tableware include, among others:

•	Arc International (a French company), which manufactures and distributes glass tableware worldwide;

•	Paşabahçe (a unit of Şişecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•	Anchor Hocking Company (a U.S. company), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice markets in the U.S. and Canada;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	various manufacturers in China; and

•	various sourcing companies.

Other materials such as plastics also compete with glassware.

Competitors in ceramic dinnerware include, among others:

•	Homer Laughlin;

•	Oneida Ltd.;

•	Steelite; and

•	various sourcing companies.

Competitors in metalware include:

•	Oneida Ltd.;

•	Walco, Inc.; and

•	various sourcing companies.

Competitors in plastic products are, among others:

•	Cambro Manufacturing Company;

•	Carlisle Companies Incorporated; and

•	various sourcing companies.

Environmental Matters

Our operations, in common with those of industry generally, are subject to numerous existing laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal and remediations of contaminated sites. We believe that we are in material compliance with applicable federal, state and local environmental laws, and we are not aware of any regulatory initiatives that we expect will have a material effect on our products or operations. See “Risk Factors — Risks Related to Our Business — We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.”

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

Pursuant to the indemnification agreement referred to above, Owens-Illinois is defending us with respect to the King Road landfill. In January 1999, the Board of Commissioners of Lucas County, Ohio instituted a lawsuit against Owens-Illinois, Libbey and numerous other defendants in the U.S. District Court for the Northern District of Ohio to recover costs incurred to address contamination from the King Road landfill formerly operated by the County. The Board of Commissioners dismissed the lawsuit without prejudice in October 2000. In view of the uncertainty as to any re-filing of the suit, the remedy, and the number of potentially responsible parties and potential defenses, we are unable to quantify our exposure with respect to the King Road landfill.

On October 10, 1995, Syracuse China Company, our wholly-owned subsidiary, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China. The Pfaltzgraff Co. and the New York State Department of Environmental Conservation, which we refer to as the DEC, entered into an Order on Consent effective November 1, 1994 that required Pfaltzgraff to develop a remedial action plan for and to remediate a landfill, as well as wastewater sludge ponds and adjacent wetlands located on property that Syracuse China Company purchased. Although Syracuse China was not a party to the Order on Consent, as part of the Asset Purchase Agreement with The Pfaltzgraff Co., which we refer to as the APA, Syracuse China agreed to share a part of the remediation and related expense up to the lesser of 50 percent of such costs or $1.35 million. The approved remedy has been implemented and Syracuse China’s payment obligation under the APA has been satisfied.

In addition, Syracuse China has been named as a potentially responsible party by reason of its potential ownership of certain property that adjoins its plant and that has been designated a sub-site of the Onondaga Lake Superfund Site. We believe that any contamination of the sub-site was caused by and will be remediated by owners of this site at no cost to Syracuse China. We believe that, even if Syracuse China were deemed to be responsible for any expense in connection with the contamination of the sub-site, it is likely that a portion of the expense would be paid by Pfaltzgraff pursuant to the APA.

By letter dated October 31, 2008, the DEC and U.S. Environmental Protection Agency, which we refer to as the EPA, made a demand upon Syracuse China and several other companies for recovery of approximately $12.5 million of direct and indirect costs allegedly expended by the DEC and EPA in connection with the clean-up of the Onondaga Lake Superfund Site. By letter dated October 30, 2009, the EPA notified Syracuse China and several other companies that they are potentially responsible parties in connection with the Lower Ley Creek sub-site of the Onondaga Lake Superfund Site. At this time it is not certain that there is a nexus between Syracuse China and the Superfund Site. Under the APA, we and The Pfaltzgraff Co. will share any costs for off-premise liability of this kind up to an aggregate of $7.5 million. We have no reason to believe that the indemnification would not be honored if it were to become necessary for us to draw upon that indemnification.

We regularly review the facts and circumstances of the various environmental matters affecting us, including those covered by indemnification. Although not free of uncertainties, we do not expect, based upon the number of parties involved at the sites and the estimated cost of undisputed work necessary for remediation based upon known technology and the experience of others, to incur material loss for new matters in the future. There can be no assurance, however, that indemnification agreements will be performed or our future expenditures for environmental matters will not have a material adverse effect on our financial position or results of operations.

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by us on the exterior surface of our decorated products. In that connection, Libbey Glass Inc. and numerous other glass tableware manufacturers, distributors and importers entered into a consent judgment on August 31, 2004 in connection with an action, Leeman v. Arc International North America, Inc. et al, Case No. CGC-003-418025 (Superior Court of California, San Francisco County) brought under California’s so-called “Proposition 65.” Proposition 65 requires businesses with ten or more employees to give a “clear and reasonable warning” prior to exposing any person to a detectable amount of a chemical listed by the state as covered by this statute. Lead is one of the chemicals covered by that statute. Pursuant to the consent judgment, Libbey Glass Inc. and the other defendants (including Anchor Hocking and Arc International North America, Inc.) agreed, over a period of time, to reformulate the enamels used to decorate the external surface of certain glass tableware items to reduce the lead content of those enamels. We have complied with this requirement.

Capital expenditures for property, plant and equipment for environmental control activities were not material during 2008 or 2009 and are not expected to increase significantly in 2010.

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

We employed 6,857 persons at December 31, 2009. Approximately 65 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1,

2010. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2010. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2011. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

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

Our business is affected by the health of the retail, travel, restaurant and bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and may decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, demand for our products in the foodservice industry, which is critical to our success, was significantly impacted by the global economic recession beginning in the third quarter of 2008.

Ongoing volatility in financial markets and the weak national and global economic conditions could materially and adversely impact our operations, financial results and/or liquidity, including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;

•	it may become more costly or difficult to obtain financing or refinance our debt in the future;

•	the value of our assets held in pension plans may decline; and/or

•	our assets may be impaired or subject to write-down or write-off.

Uncertainty about current global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. This could have a material adverse impact on the demand for our products and on our financial condition and operating results. A further deterioration in economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition.

We have a high degree of financial leverage. As of December 31, 2009, we had $515.2 million of debt outstanding, net of discounts and warrants. Of that amount:

•	we had no debt outstanding under our ABL Facility, which was secured by a first-priority lien on our assets, although we had $9.9 million of letters of credit issued under that facility;

•	approximately $304.3 million consisted of the Floating Rate Senior Secured Notes, which were secured by a second-priority lien on our collateral;

•	approximately $150.6 million consisted of the PIK Notes, which were secured by a third-priority lien on our collateral. (Under U.S. GAAP, we are required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million);

•	RMB 250 million (approximately $36.7 million at December 31, 2009) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-branch, which we refer to as CCBC. We used the proceeds of this loan to finance the construction of our manufacturing facility in China that began operations in early 2007;

•	RMB 50 million (approximately $7.3 million at December 31, 2009) consisted of a loan, which is fully drawn, made by CCBC to finance the working capital needs of our China facility;

•	€9.9 million (approximately $14.2 million at December 31, 2009) consisted of a loan made by Banco Espirito Santo, S.A., which we refer to as the BES Euro Line, to finance operational improvements associated with our Portuguese operations;

•	$1.5 million consisted of amounts we owed under a promissory note related to the purchase of our Laredo, Texas warehouse; and

•	$0.7 million consisted of amounts drawn on the overdraft lines of credit extended to our European operations.

On October 28, 2009, we exchanged the PIK Notes for $80.4 million of new PIK notes and certain equity. On February 8, 2010, we repurchased the new PIK Notes in conjunction with the successful completion of our tender offer for the $306.0 million of Floating Rate Senior Secured Notes, the issuance of $400.0 million of new senior secured notes and the amendment and restatement of our ABL Facility. See note 20 to our Consolidated Financial Statements for further discussion of this subsequent event.

Our amended and restated ABL Facility provides for borrowings up to $110.0 million by Libbey Glass Inc. and Libbey Europe B.V. At the closing of the amended and restated ABL Facility, we had $51.2 million of undrawn availability, after giving effect to borrowing base limitations, other reserves and $9.9 million of letters of credit.

Although neither our amended and restated ABL Facility nor the indenture governing our new senior secured notes contain financial covenants, they do contain other covenants that limit our operational and financial flexibility, such as by limiting the additional indebtedness that we may incur, limiting certain business activities, investments and payments, and limiting our ability to dispose of certain assets. These covenants may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

We are permitted, subject to limitations contained in the agreements relating to our existing debt, to incur additional debt in the future. Our high degree of leverage, as well as the incurrence of additional debt, could have important consequences for our business, such as:

•	making it more difficult for us to satisfy our financial obligations;

•	limiting our ability to make capital investments in order to expand our business;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes;

•	limiting our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments;

•	limiting our ability to withstand business and economic downturns and/or placing us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; and

•	limiting our ability to pay dividends.

If cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt, or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt.

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

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and therefore are subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2009, we had forward contracts in place to hedge approximately 64.0 percent of our estimated 2010 natural gas needs with respect to our North American manufacturing facilities and approximately 33.0 percent of our estimated 2010 natural gas needs with respect to our International manufacturing facilities. For the years ended December 31, 2009 and 2008, we spent approximately $53.4 million and $69.6 million, respectively, on natural gas. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as changes in foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of these agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports, together with the raising or lowering of tariff rates, could affect the level of competition between our foreign competitors and us. Foreign competition has, in the past, and may, in the future, result in increased low-cost imports that drive prices downward. The World Trade Organization met in November 2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access and substantially reducing trade-distorting domestic support. These negotiations are ongoing and may result in further agreements in the future. The current trade-weighted tariff rate applicable to glass tableware products that are imported into the United States and are of the type we manufacture in North America is approximately 20.5 percent. However, any changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the ongoing World Trade Organization’s Doha round of negotiations, could have an adverse effect on our financial condition and results of operations. As we execute our strategy of acquiring manufacturing platforms in lower cost regions and increasing our volume of sales in overseas markets, our dependence on international markets and our ability to effectively manage these risks has increased and will continue to increase significantly.

Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations or reduce the cost competitiveness of our products or those of our subsidiaries.

Changes in the value, relative to the U.S. dollar, of the various currencies in which we conduct operations, including the euro, the Mexican peso and the Chinese yuan, which we refer to as the RMB, may result in significant changes in the indebtedness of our non-U.S. subsidiaries.

Currency fluctuations between the U.S. dollar and the currencies of our non-U.S. subsidiaries affect our results as reported in U.S. dollars, particularly the earnings of Crisa as expressed under GAAP, and will continue to affect our financial income and expense and our revenues from international settlements.

Major fluctuations in the value of the euro, the Mexican peso or the RMB relative to the U.S. dollar and other major currencies could also reduce the cost competitiveness of our products or those of our subsidiaries, as compared to foreign competition. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors. An appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB also would increase the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, respectively, including raw materials. We would be forced to deduct these cost increases from our profit margin or attempt to pass them along to consumers. These fluctuations could adversely affect our results of operations and financial condition.

Our business requires us to maintain a large fixed cost base that can affect our profitability.

The high levels of fixed costs of operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, as we did in 2009, our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.

We may not be able to achieve the international growth contemplated by our strategy.

Our strategy contemplates growth in international markets in which we have significantly less experience than our domestic operations. Since we intend to benefit from our international initiatives primarily by expanding our sales in the local markets of other countries, our success depends on continued growth in these markets, including Europe, Latin America and Asia-Pacific.

We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.

Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, delivery time and breadth of product offerings. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing manufacturers.

Competitors in glass tableware include, among others:

•	Arc International (a French company), which manufactures and distributes glass tableware worldwide;

•	Paşabahçe (a unit of Şişecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•	Anchor Hocking Company (a U.S. company), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in the United States and Canada;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	various manufacturers in China; and

•	various sourcing companies.

In addition, makers of tableware produced with other materials such as plastics compete to a certain extent with glassware manufacturers.

Some of our competitors have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs also may be higher than those of some foreign producers of glass tableware. We may not be successful in managing our labor and energy costs or gaining operating efficiencies that may be necessary to remain competitive. In addition, our products may be subject to competition from low-cost imports that intensify the price competition we face in our markets. Finally, we may need to increase incentive payments in our marketing incentive program in order to remain competitive. Increases in these payments would adversely affect our operating margins.

Competitors in the U.S. market for ceramic dinnerware include, among others: Homer Laughlin; Oneida Ltd.; Steelite; and various sourcing companies. Competitors in metalware include, among others: Oneida Ltd.; Walco, Inc.; and various sourcing companies. Competitors in plastic products include, among others: Cambro Manufacturing Company; Carlisle Companies Incorporated; and various sourcing companies. In Mexico, where a larger portion of our sales are in the retail market, our primary competitors include imports from foreign manufacturers located in countries such as China, France, Italy and Colombia, as well as Vidriera Santos and Vitro Par in the candle category. Competitive pressures from these competitors and producers could adversely affect our results of operations and financial condition.

We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2010. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2010, and the agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2011. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

We may not be able to successfully negotiate new collective bargaining agreements without any labor disruption. If any of our unionized employees were to engage in a strike or work stoppage prior to expiration of their existing collective bargaining agreements, or if we are unable in the future to negotiate acceptable agreements with our unionized employees in a timely manner, we could experience a significant disruption of operations. In addition, we could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with our labor unions. We also could experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Finally, companies upon which we are dependent for raw materials, transportation or other services could be affected by labor difficulties. These factors and any such disruptions or difficulties could have an adverse impact on our operating performance and financial condition.

In addition, we are dependent on the cooperation of our largely unionized workforce to implement and adopt Lean initiatives that are critical to our ability to improve our production efficiency. The effect of strikes and other slowdowns may adversely affect the degree and speed with which we can adopt Lean optimization objectives and the success of that program.

The inability to extend or refinance debt of our foreign subsidiaries, or the calling of that debt before scheduled maturity, could adversely impact our liquidity and financial condition.

Our subsidiaries in Portugal and China have outstanding debt under credit facilities provided to them by local financial institutions. As of December 31, 2009 our subsidiary in China had an RMB 250 million (approximately $36.7 million at December 31, 2009) construction loan and RMB 50 million (approximately $7.3 million at December 31, 2009) working capital loan, in each case extended by CCBC. The RMB 50 million working capital loan is scheduled to mature in March 2010. In February 2010, this loan was extended by CCBC to mature in January 2011. If CCBC were to call the working capital loan and/or the construction loan before maturity, or if Banco Espirito Santo, S.A., the lender under our Portuguese subsidiary’s credit facility, were to call the BES Euro line before maturity, our liquidity and financial condition may be adversely impacted.

If either CCBC or Banco Espirito Santo, S.A. calls these loans for repayment prior to their scheduled maturity, we may be required to pursue one or more alternative strategies to repay these loans, such as selling assets, refinancing or restructuring these loans or selling additional debt or equity securities. We may not, however, be able to refinance these loans or sell additional debt or equity securities on favorable terms, if at all, and if we are required to sell our assets, it may negatively affect our ability to generate revenues.

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

If we have a fair value impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2009, we did not have an impairment related to goodwill, intangible assets or fixed assets. In 2008, we wrote down goodwill and other identifiable intangible assets by $11.9 million related to the decline in the capital markets, and we wrote down fixed assets by $9.7 million related to the announcement of the closure of our Syracuse China manufacturing facility and our Mira Loma, California distribution center. After that adjustment, as of December 31, 2008, we had goodwill and other identifiable intangible assets of $192.9 million and net fixed assets of $314.8 million. As of December 31, 2009, we had goodwill and other identifiable intangible assets of $193.2 million and net fixed assets of $290.0 million.

We conduct an impairment analysis at least annually. This analysis requires our management to make significant judgments and estimates, primarily regarding expected growth rates, the terminal value calculation for cash flow and the discount rate. We determine expected growth rates based on internally developed forecasts considering our future financial plans. We establish the terminal cash flow value based on expected growth rates, capital spending trends and investment in working capital to support anticipated sales growth. We estimate the discount rate used based on an analysis of comparable company weighted average costs of capital that considered market assumptions obtained from independent sources. The estimates that our management uses in this analysis could be materially impacted by factors such as specific industry conditions, changes in cash flow from operations and changes in growth trends. In addition, the assumptions our management uses are management’s best estimates based on projected results and market conditions as of the date of testing. Significant changes in these key assumptions could result in indicators of impairment when completing the annual impairment analysis. We remain subject to future financial statement risk in the event that goodwill, other identifiable intangible assets or fixed assets become further impaired. For further discussion of key assumptions in our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”

A severe outbreak, epidemic or pandemic of the H1N1 virus or other contagious disease in a location where we have a facility could adversely impact our results of operations and financial condition.

Our facilities may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases such as the H1N1 virus, commonly referred to as the “swine flu.” If a severe outbreak were to occur where we have facilities, it could adversely impact our results of operations and financial condition.

We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

Our operations and properties, both in the United States and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on operations.

We have incurred, and expect to incur, costs to comply with environmental legal requirements, including requirements limiting greenhouse gas emissions, and these costs could increase in the future. Many environmental legal requirements provide for substantial fines, orders (including orders to cease operations) and criminal sanctions for violations. Also, certain environmental laws impose strict liability and, under certain circumstances, joint and several liability on current and prior owners and operators of these sites, as well as persons who sent waste to them, for costs to investigate and remediate contaminated sites. These legal requirements may apply to conditions at properties that we presently or formerly owned or operated, as well as at other properties for which we may be responsible, including those at which wastes attributable to us were disposed. A significant order or judgment against us, the loss of a significant permit or license or the imposition of a significant fine may have a material adverse effect on operations.

If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

Sand, soda ash, lime, corrugated packaging materials and resin are the principal materials we use. In addition, we obtain glass tableware, ceramic dinnerware, metal flatware and hollowware and select plastic products from third parties. We may experience temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors that would require us to secure our sourced products or materials from sources other than our current suppliers. If we are forced to procure sourced products or materials from alternative suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, resins are a primary material for our Traex operation and historically the price for resins has fluctuated with the price of oil, directly impacting our profitability. Material increases in the cost of any of these items on an industry-wide basis would have an adverse impact on our operating performance and cash flows if we were unable to pass on these increased costs to our customers.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical glass-producing equipment, such as furnaces, forming machines and lehrs. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters or other force majeure events. We may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period. We also may face shutdowns if we are unable to obtain enough energy in the peak heating seasons.

High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa.

Although the annual rate of inflation in Mexico, as measured by changes in the Mexican National Consumer Price Index, was only 5.3 percent for the year ended December 31, 2009 and 5.1 percent for the year ended December 31, 2008, Mexico historically has experienced high levels of inflation and high domestic interest rates. If Mexico experiences high levels of inflation, Crisa’s operating results and cash flows could be adversely affected, and, more generally, high inflation might result in lower demand or lower growth in demand for our products, thereby adversely affecting our results of operations and financial condition.

Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement and curtailment charges, for all U.S. and non-U.S. plans was $18.7 million and $19.0 million for the fiscal years ended December 31, 2009 and 2008, respectively. We expect our total pension and postretirement welfare expense for all U.S. and non-U.S. plans to increase to $21.8 million in 2010. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2009 year-end data, sensitivity to these key market risk factors is as follows:

•	A change of 1 percent in the discount rate would change our total pension and postretirement welfare expense by approximately $3.6 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million.

As part of our pension expense, we incurred pension settlement charges of $3.7 million during 2009. These charges were triggered by excess lump sum distributions to retirees. For further discussion of these charges, see note 9 to our Consolidated Financial Statements. As part of total expense, we incurred pension curtailment charges of $1.1 million and nonpension and postretirement impairment charges of $3.1 million during 2008. The charges in 2008 were triggered by our announcement in December 2008 that our Syracuse China manufacturing plant would be shut down during April 2009. For further discussion, see notes 7, 9 and 10 to our Consolidated Financial Statements. To the extent that we experience additional headcount shifts or changes, we may incur further expenses related to our employee pension and postretirement welfare plans, which could have a material adverse effect on our results of operations and financial condition.

If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

In order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain of commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in some currencies other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codificationtm Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities”), which we refer to as FASB ASC 815. These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

Our business may suffer if we do not retain our senior management.

We depend on our senior management. The loss of services of any of the members of our senior management team for any reason, including resignation or retirement, could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms. In Spring 2009, our chief financial officer, Gregory Geswein, received indications of potential civil enforcement actions and criminal proceedings from the SEC and the U.S. Attorney for the Northern District of Ohio, respectively, relating to accounting matters at one of Mr. Geswein’s prior employers, Diebold, Inc. These matters arise out of his prior employment as chief financial officer of Diebold from 2000 through August 12, 2005, and none of the allegations involve Libbey. If any actions or proceedings are initiated against Mr. Geswein, it is possible that we could lose his services as our chief financial officer.

We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in their operation, our business and results of operations could suffer.

All of our major operations, including manufacturing, distribution, sales and accounting are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood, hurricane and other natural disasters;

•	power loss, computer systems failure, internet and telecommunications or data network failure; and

•	hackers, computer viruses, software bugs or glitches.

Any damage or significant disruption in the operation of such systems or the failure of our information systems to perform as expected could disrupt our business; result in decreased sales, increased overhead costs, excess inventory and product shortages; and otherwise adversely affect our operations, financial performance and condition. We take significant steps to mitigate the potential impact of each of these risks, but there can be no assurance that these procedures would be completely successful.

We may not be able to effectively integrate future businesses we acquire or joint ventures we enter into.

Any future acquisitions that we might make or joint ventures we might enter are subject to various risks and uncertainties, including:

•	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which may be spread out in different geographic regions) and to achieve expected synergies;

•	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	the inability to maintain uniform standards, controls, procedures and policies or correct deficient standards, controls, procedures and policies, including internal controls and procedures sufficient to satisfy regulatory requirements of a public company in the United States;

•	the incurrence of contingent obligations that were not anticipated at the time of the acquisitions;

•	the failure to obtain necessary transition services such as management services, information technology services and others;

•	the need or obligation to divest portions of the acquired companies; and

•	the potential impairment of relationships with customers.

In addition, we cannot assure you that the integration and consolidation of newly acquired businesses or joint ventures will achieve any anticipated cost savings and operating synergies. The inability to integrate and consolidate operations and improve operating efficiencies at newly acquired businesses or joint ventures could have a material adverse effect on our business, financial condition and results of operations.

Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $17.0 million and $45.7 million for the years ended December 31, 2009 and 2008, respectively.

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

Major devaluation or depreciation of the Mexican peso could result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert Crisa’s Mexican peso earnings into U.S. dollars and other currencies upon which we will rely in part to satisfy our debt obligations. While the Mexican government does not currently restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer other currencies out of Mexico, the government could institute restrictive exchange rate policies in the future. Restrictive exchange rate policies could adversely affect our results of operations and financial condition.

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

Certain members of our senior management have employment and change in control agreements that provide for substantial severance payments and retirement benefits. We are required to fund a certain portion of these payments according to a predetermined schedule, but some of our nonqualified obligations are currently unfunded. Should several of these senior managers leave our employ under circumstances entitling them to severance or retirement benefits, or become disabled or die, before we have funded these payments, the need to pay these severance or retirement benefits ahead of their anticipated schedule could put a strain on our cash flow.

We are involved in litigation from time to time in the ordinary course of business.

We are involved in various routine legal proceedings arising in the ordinary course of our business. We do not consider any pending legal proceeding as material. However, we could be adversely affected by legal proceedings in the future, including products liability claims related to the products we manufacture.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2009 the Company had the following square footage at plants and warehouse/distribution facilities:

	North American Glass		North American Other		International
Location	Owned	Leased	Owned	Leased	Owned	Leased

Toledo, Ohio:
Manufacturing	974,000	—
Warehousing/Distribution	988,000	591,000
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Syracuse, New York(1):
Manufacturing			549,000	—
Warehousing/Distribution			104,000	—
Dane, Wisconsin:
Manufacturing			56,000	—
Warehousing/Distribution			61,000	—
Monterrey, Mexico:
Manufacturing	534,000	395,000
Warehousing/Distribution	228,000	580,000
Tultitlán, Mexico:
Warehousing/Distribution	—	76,000
Leerdam, Netherlands:
Manufacturing					141,000	—
Warehousing/Distribution					127,000	442,000
Laredo, Texas:
Warehousing/Distribution	149,000	117,000
West Chicago, Illinois:
Warehousing/Distribution			—	249,000
Marinha Grande, Portugal:
Manufacturing					217,000	—
Warehousing/Distribution					193,000	13,000
Langfang, China:
Manufacturing					195,000	—
Warehousing/Distribution					232,000	—

(1)	We ceased production at our Syracuse China ceramic dinnerware manufacturing facility in April 2009.

These facilities have an aggregate floor space of 8.5 million square feet. We own approximately 64 percent and lease approximately 36 percent of this floor space. In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (in Toledo, Ohio and New York) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

All of our principal facilities are currently being utilized for their intended purpose. In the opinion of management, all of these facilities are well maintained and adequate for our planned operational requirements.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various routine legal proceedings arising in the ordinary course of our business. No pending legal proceeding is deemed to be material.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2010, each of Mr. Meier, Chairman of the Board and Chief Executive Officer, and Mr. Reynolds, Executive Vice President and Chief Operating Officer, will celebrate 40 years of service with Libbey. In addition, the average years of service of all of our executive officers is 18 years.

Name and Title	Professional Background

John F. Meier Chairman and Chief Executive Officer	Mr. Meier, 62, has been Chairman of the Board and Chief Executive Officer of Libbey Inc. since the Company went public in June 1993. Since joining the Company in 1970, Mr. Meier has served in various marketing positions, including a five-year assignment with Durobor, S.A., Belgium. In 1990, Mr. Meier was named General Manager of Libbey and a corporate Vice President of Owens-Illinois, Inc., Libbey’s former parent company. Mr. Meier is a member of the Board of Directors of Cooper Tire & Rubber Company (NYSE: CTB) and Applied Industrial Technologies (NYSE: AIT). Mr. Meier has been a director of the Company since 1987.

Richard I. Reynolds Executive Vice President and Chief Operating Officer	Mr. Reynolds, 63, has served as Libbey’s Executive Vice President and Chief Operating Officer since 1995. Mr. Reynolds was Libbey’s Vice President and Chief Financial Officer from June 1993 to 1995. From 1989 to June 1993, Mr. Reynolds was Director of Finance and Administration. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Gregory T. Geswein Vice President and Chief Financial Officer	Mr. Geswein, 55, joined Libbey Inc. as Vice President, Chief Financial Officer on May 23, 2007. Prior to joining Libbey, Mr. Geswein was Senior Vice President, Chief Financial Officer of Reynolds & Reynolds Company in Dayton, Ohio, from 2005 through April 2007. Before joining Reynolds & Reynolds, Mr. Geswein was Senior Vice President, Chief Financial Officer for Diebold, Inc. from 2000 to August 12, 2005 and Senior Vice President, Chief Financial Officer of Pioneer-Standard Electronics Inc. from 1999 to 2000. Prior to joining Pioneer-Standard Electronics, Mr. Geswein spent 14 years at Mead Corporation (now MeadWestvaco) in successive financial management positions, including Vice President and Controller, and Treasurer. In Spring 2009, Mr. Geswein received Wells Notices from the Staff of the SEC indicating that the Staff intended to recommend to the SEC that the SEC bring a civil enforcement action against Mr. Geswein for violating certain provisions of the federal securities laws related to accounting matters at Diebold, Inc. In June 2009, Mr. Geswein received a letter from the Office of the U.S. Attorney for the Northern District of Ohio notifying him that he is a target of a criminal investigation. We understand that these matters relate to Mr. Geswein’s prior employment as Chief Financial Officer of Diebold, Inc. and none of the allegations involve Libbey or Libbey Inc.

Name and Title	Professional Background

Kenneth A. Boerger Vice President and Treasurer	Mr. Boerger, 51, has been Vice President and Treasurer of Libbey Inc. since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company’s financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey’s former parent company.

Jonathan S. Freeman Vice President, Global Supply Chain	Mr. Freeman, 48, joined Libbey Inc. as Vice President, Global Supply Chain on May 7, 2007. Prior to joining Libbey, Mr. Freeman was with Delphi Corporation and Packard Electric Systems, a division of General Motors (the former parent of Delphi), since 1985, serving most recently as Director of Global Logistics. Mr. Freeman has worked in a wide range of operations and supply chain assignments in the United States, Mexico and Europe.

Daniel P. Ibele Vice President, General Sales Manager, North America	Mr. Ibele, 49, has served as Libbey Inc.’s Vice President, General Sales Manager, North America since June 2006. From March 2002 to June 2006 he was Vice President, General Sales Manager of the Company. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey from 1995 to September 1997. From the time he joined Libbey in 1983 until 1995, Mr. Ibele held various marketing and sales positions.

Susan A. Kovach Vice President, General Counsel and Secretary	Ms. Kovach, 50, has been Vice President, General Counsel and Secretary of Libbey Inc. since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema Gossett PLLC from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI). From 1998 to 2000 she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

Timothy T. Paige Vice President, Administration	Mr. Paige, 52, has been Vice President-Administration of Libbey Inc. since December 2002. From January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Scott M. Sellick Vice President and Chief Accounting Officer	Mr. Sellick, 47, has served as Vice President, Chief Accounting Officer of Libbey Inc. since May 2007. From May 2003 to May 2007, Mr. Sellick served as Vice President, Chief Financial Officer of the Company, and from May 2002 to May 2003, Mr. Sellick was Libbey’s Director of Tax and Accounting. From August 1997 to May 2002, he served as Director of Taxation. Before joining the Company

Name and Title	Professional Background

in August 1997, Mr. Sellick was Tax Director for Stant Corporation and worked in public accounting for Deloitte & Touche in the audit and tax areas.

Roberto B. Rubio Vice President, General Manager, International Operations	Mr. Rubio, 54, has served as Vice President, General Manager, International Operations of Libbey Inc. since November 2009. He joined the Company in July 2009 as Vice President, Managing Director, Libbey Mexico. Prior to joining Libbey, Mr. Rubio was employed by Vitro S.A.B. de C.V., which he joined in 1980. While employed by Vitro, Mr. Rubio progressed through numerous positions of increasing scope and responsibility. In 1996, Mr. Rubio was named President of Vitrocrisa, the glass tableware division of Vitro that is now wholly owned by Libbey. In 1999, Mr. Rubio was named President of the glass container division of Vitro, and in 2001 Mr. Rubio was named President of Vitro’s flat glass division. In 2003, Mr. Rubio assumed operations responsibility for both the glass container division and the glass tableware division, including Vitrocrisa. From the time of Libbey’s acquisition in 2006 of the remaining 51 percent interest in Vitrocrisa (which Libbey renamed Crisa) that it did not previously own until July 2009, Mr. Rubio led Crisa, while at the same time carrying out other senior management responsibilities for Vitro. At the time of his retirement from Vitro in June 2009, Mr. Rubio was serving as President of Vitro’s flat glass division.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE Amex exchange under the symbol LBY. The price range for the Company’s common stock as reported by the NYSE Amex exchange and dividends declared for our common stock were as follows:

	2009			2008
			Cash			Cash
	Price Range		Dividend	Price Range		Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$2.05	$0.73	$—	$17.60	$12.96	$0.025
Second Quarter	$2.75	$0.47	$—	$17.81	$7.43	$0.025
Third Quarter	$4.27	$1.30	$—	$11.25	$6.44	$0.025
Fourth Quarter	$7.99	$3.75	$—	$8.63	$1.04	$0.025

The closing market price of our common stock on March 1, 2010 was $13.70 per share.

On March 1, 2010, there were 969 registered common shareholders of record. We paid a regular quarterly cash dividend from the time of Initial Public Offering in 1993 until we suspended the dividend in February 2009. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Comparison of Cumulative Total Returns

The graph below compares the total stockholder return on our common stock to the cumulative total return for the Russell 2000 Index (“Russell 2000”), a small-cap index and the Standard & Poor’s Housewares & Specialties Index, a capitalization-weighted index that measures the performance of the housewares’ sector of the Standard & Poor’s SmallCap Index (“Housewares-Small”). We selected the Housewares — Small index because there are no other glass tableware manufacturers with stock that is publicly traded in the U.S. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.

The graph assumes a $100 investment in our common stock on January 1, 2004, and also assumes investments of $100 in each of the Russell 2000, and the Housewares-Small index, respectively, on January 1, 2004. The value of these investments on December 31 of each year from 2004 through 2009 is shown in the table below the graph.

TOTAL SHAREHOLDER RETURN

	Annual Return Percentage Years Ending
Company/Index	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
Libbey Inc.	(52.89)	21.97	29.12	(92.00)	512.00

Russell 2000 Index	4.55	18.37	(1.57)	(33.79)	27.17

S&P 600 Housewares & Specialties	(37.48)	10.07	8.57	(40.75)	52.97

		Indexed Returns Years Ending
	Base
	Period
Company/Index	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
Libbey Inc.	100	47.11	57.46	74.19	5.93	36.31

Russell 2000 Index	100	104.55	123.76	121.82	80.66	102.58

S&P 600 Housewares & Specialties	100	62.52	68.81	74.71	44.27	67.71

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2009:

Number of
	Securities to be		Number of
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	1,652,867	$17.15	303,743
Equity compensation plans not approved by security holders	—	—	—

Total	1,652,867	$17.15	303,743

Issuer Purchases of Equity Securities

Following is a summary of the 2009 fourth quarter activity in our share repurchase program:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs(1)

October 1 to October 31, 2009	—	—	—	1,000,000
November 1 to November 30, 2009	—	—	—	1,000,000
December 1 to December 31, 2009	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2009, 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Floating Rate Senior Secured Notes and the PIK Notes significantly restrict our ability to repurchase additional shares.

ITEM 6.	SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data is incorporated by reference to our 2009 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GENERAL

Headquartered in Toledo, Ohio, Libbey has the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and is one of the largest glass tableware manufacturers in the world. Our product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware, metalware and plasticware. We sell our products to foodservice, retail and business-to-business customers in over 100 countries, with our sales to customers within North America accounting for approximately 76 percent of our sales. We are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we believe we are a leading manufacturer and marketer of casual glass beverageware in Europe and have a growing presence in Asia.

We report our results of operations in the following three segments:

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

EXECUTIVE OVERVIEW

Throughout 2009, economic market conditions continued to be challenging. In spite of a 7.6 percent decline in net sales in 2009, to $748.6 million in 2009 from $810.2 million in 2008, our actions to reduce our costs, right-size our capacity and conserve cash enabled us to withstand the global economic downturn and credit crisis. Our income from operations for 2009 was $36.6 million, as compared to a loss of $5.5 million for 2008.

After implementing a hiring and salary freeze in October 2008, during 2009 we took the following actions to reduce our costs, right-size our capacity and generate cash:

•	We reduced most U.S. salaries by 5.0 percent to 7.5 percent, and we suspended the Company matching contributions to our salaried employees’ 401(k) accounts. (After significantly reducing costs, improving our liquidity and completing our debt exchange in October 2009, we rescinded the salary cuts and reinstated the 401(k) matching contributions for pay periods beginning December 1, 2009.)

•	We tightened our capital spending.

•	We implemented aggressive inventory and working capital reduction plans.

•	We completed the closing of our Syracuse China ceramic dinnerware factory, in Syracuse, New York in April, and the closing of our Mira Loma, California distribution center in June.

•	We increased the pace of our LEAN initiatives worldwide.

Despite the challenging economic conditions during 2009, we had a number of highlights in 2009. Among them are the following:

•	We increased our leading U.S. retail market share for the fourth year in a row. According to NPD Group Retail Tracking Services, we now have 42.1 percent of the casual beverageware market.

•	Net sales in our U.S. and Canadian retail business grew by more than 7.0 percent.

•	Net sales in our U.S. and Canadian foodservice business grew by approximately 6.0 percent in the fourth quarter 2009 compared to the fourth quarter 2008.

•	Our Crisa business in Mexico had a strong 2009 fourth quarter, with net sales up 15.2 percent compared to the fourth quarter 2008.

•	We repositioned the Syracuse® China brand, reducing the product offering from over 5,000 items to just over 500 items that are imported from the Far East.

•	Net sales at our newest business, Libbey China, continued to grow, increasing by 15.6 percent compared to 2008.

In addition, we implemented a two-step debt restructuring, which enhanced our capital structure and liquidity position. As a result, we have reduced our weighted average cost of capital and extended the loan maturities. See notes 6 and 20 to our Consolidated Financial Statements for further details. The two-step restructuring consisted of the following:

•	In October 2009, we restructured a portion of our debt by exchanging our Old PIK Notes, in the face amount of $160.9 million for New PIK Notes in the face amount of $80.4 million and additional common stock and warrants of Libbey Inc. Interest on the New PIK Notes was to accrue at zero percent until December 2010 if we were unable to refinance our $306.0 million Senior Notes before that date.

•	On February 8, 2010, we used the proceeds of a $400.0 million debt offering and cash on hand to redeem the New PIK Notes and repurchase the $306.0 million senior secured notes due 2011. We also amended our ABL Facility.

We experienced strong performance in our segments during the fourth quarter 2009 and were able to increase utilization of our production capacity over the last half of 2009 compared to the first six months of 2009. However, at this time we still expect that the economic recovery will occur slowly. We will continue to monitor our customer markets and, as the economy improves, we are prepared to adjust production level further.

RESULTS OF OPERATIONS

The following table presents key results of our operations for the years 2009, 2008 and 2007:

			Variance				Variance
			In	In			In	In
Year End December 31,	2009	2008	Dollars	Percent	2008	2007	Dollars	Percent
	Dollars in thousands, except percentages and per-share amounts

Net sales	$748,635	$810,207	$(61,572)	(7.6)%	$810,207	$814,160	$(3,953)	(0.5)%
Gross profit(2)(3)	$133,145	$109,337	$23,808	21.8%	$109,337	$157,669	$(48,332)	(30.7)%
Gross profit margin	17.8%	13.5%			13.5%	19.4%
Income (loss) from operations (IFO)(2)(3)	$36,614	$(5,548)	$42,162	759.9%	$(5,548)	$66,101	$(71,649)	(108.4)%
IFO margin	4.9%	(0.7)%			(0.7)%	8.1%
Earnings (loss) before interest and income taxes (EBIT)(1)(2)(3)	$40,667	$(4,429)	$45,096	NM	$(4,429)	$74,879	$(79,308)	(105.9)%
EBIT margin	5.4%	(0.5)%			(0.5)%	9.2%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$83,833	$40,001	$43,832	109.6%	$40,001	$116,451	$(76,450)	(65.6)%
EBITDA margin	11.2%	4.9%			4.9%	14.3%
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)(1)	$90,141	$85,238	$4,903	5.8%	$85,238	$116,451	$(31,213)	(26.8)%
Adjusted EBITDA margin	12.0%	10.5%			10.5%	14.3%
Net loss(2)(3)	$(28,788)	$(80,463)	$51,675	64.2%	$(80,463)	$(2,307)	$(78,156)	NM
Net loss margin	(3.8)%	(9.9)%			(9.9)%	(0.3)%
Diluted net loss per share	$(1.90)	$(5.48)	$3.58	65.3%	$(5.48)	$(0.16)	$(5.32)	NM

NM = Not meaningful

(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For reconciliation from net loss to EBIT, EBITDA and Adjusted EBITDA, see the “Reconciliation of Non-GAAP Financial Measures” section below.

(2)	Includes pre-tax special charges of $6.5 million related to the closing of our Syracuse China manufacturing facility, the closing of our Mira Loma distribution center and the write-off of finance fees related to the debt exchange (see note 7 to the Consolidated Financial Statements).

(3)	Includes pre-tax special charges of $45.5 million related to the closing of our Syracuse China manufacturing facility, the closing of our Mira Loma distribution center, fixed asset impairments related to the North American segment and impairment of goodwill and other intangibles in the International segment (see note 7 to the Consolidated Financial Statements ).

Discussion of 2009 vs. 2008 Results of Operations

Net Sales

In 2009, net sales decreased 7.6 percent to $748.6 million from $810.2 million in 2008. The decrease in net sales was attributable to reduced sales within all three of our business segments. Within North American Glass, where sales declined 5.7 percent overall, shipments to U.S. and Canadian foodservice customers declined over 10.0 percent and net sales of Crisa product declined 14.7 percent. Nearly half of the sales decline at Crisa was due to an unfavorable currency impact from the Mexican peso. Partially offsetting these decreases in net sales was an increase of more than 7.0 percent in shipments to U.S. and Canadian retail glassware customers. Within North American Other, sales declined 21.6 percent to $87.0 million in 2009 from $111.0 million in 2008, as shipments declined by 37.2 percent at Syracuse China (primarily due to the closure of the Syracuse China facility in April 2009 and the decision to reduce the Syracuse® China product offering), 11.3 percent at World Tableware and 24.2 percent at Traex. International net sales decreased 5.5 percent primarily due to an unfavorable currency exchange impact in Europe. Excluding currency exchange impact, a decline in shipments of more than 2.5 percent at Royal Leerdam was more than offset by an 11.7 percent increase in shipments from our facility in China.

Gross Profit

Gross profit increased in 2009 by $23.8 million, or 21.8 percent, compared to 2008. Gross profit as a percentage of net sales increased to 17.8 percent in 2009, compared to 13.5 percent in 2008. Contributing to the increase in gross profit and gross profit margin was a decrease of $16.7 million in special charges, to $2.0 million in 2009 from $18.7 million in 2008 (see note 7 to the Consolidated Financial Statements). The 2009 amounts are primarily attributable to the closing of our Syracuse China facility. Included in the 2008 amount were $14.0 million of special charges related to the announced closing of our Syracuse China manufacturing facility, $0.2 million related to the announced closure of our Mira Loma distribution center and $4.5 million related to fixed asset impairment charges in our North American Glass segment. Excluding the impact from special charges and currency, 2009 gross profit benefited from an improvement of $12.1 million due to lower manufacturing costs, primarily labor and benefits, natural gas, electricity and cartons, offset by reduced production activity, a reduction of $23.6 million in distribution costs and a reduction of $1.1 million in depreciation expense. The reduction in distribution costs was the result of lower net sales and lower inventory levels. These improvements were partially offset by a $20.4 million decrease due to an unfavorable mix and lower level of net sales, and a $10.6 million negative currency impact.

Income (loss) from operations

Income from operations was $36.6 million in 2009, compared to a loss from operations of $(5.5) million in 2008. Income from operations as a percentage of net sales increased to 4.9 percent in 2009, compared to (0.7) percent in 2008. Contributing to the increase in income from operations and income from operations margin are the improved gross profit and gross profit margin (discussed above), a decrease of $24.8 million in special charges partially offset by a $6.4 million increase in selling, general and administrative expenses. The reduction in special charges related to the closures of our Syracuse China manufacturing facility ($12.2 million), our Mira Loma distribution center ($0.7 million) and the impairment charge on goodwill and other intangible assets within our International segment ($11.9 million) which occurred in 2008 and a similar charge did not occur in 2009 (see note 7 to the Consolidated Financial Statements). The $6.4 million increase in selling, general and administrative expenses was caused by a $12.8 million increase in expense for our annual incentive compensation plan, a $3.2 million pension settlement charge arising from lump sum payments to retirees during 2009 and a one-time 2008 accrual reversal of $1.3 million related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. These increases in selling, general and administrative expenses were offset by a favorable currency impact of $2.8 million and decreases of $4.3 million and $4.2 million in labor and benefit costs and selling and marketing costs, respectively.

Earnings (loss) before interest and income taxes (EBIT)

Earnings before interest and income taxes increased by $45.1 million, to earnings of $40.7 million in 2009 from a loss of $4.4 million in 2008. EBIT as a percentage of net sales increased to 5.4 percent in 2009, compared to (0.5) percent in 2008. The improved EBIT was mostly a result of the improvement in income from operations (discussed above), and an increase of $2.9 million in other income primarily related to a favorable swing in foreign currency translation gains versus the prior year.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA increased by $43.8 million, or 109.6 percent, to $83.8 million in 2009 from $40.0 million in 2008. As a percentage of net sales, EBITDA was 11.2 percent in 2009, compared to 4.9 percent in 2008. The key contributors to the increase in EBITDA were those factors discussed above under “Earnings (loss) before interest and income taxes (EBIT)”, however, it is not impacted by the benefit of a $1.3 million decrease in depreciation and amortization expense.

Adjusted Earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA increased by $4.9 million, or 5.8 percent, to $90.1 million in 2009 from $85.2 million in 2008. As a percentage of net sales, Adjusted EBITDA was 12.0 percent in 2009, compared to 10.5 percent in 2008. Excluding the impact of currency, the key contributors in the increase in Adjusted EBIDTA were a $23.6 million reduction in distribution costs, a $12.1 million benefit from lower manufacturing costs offset by reduced production activity and an increase of $2.9 million in other income primarily related to a favorable swing in foreign currency translation gains versus the prior year. These improvements were offset by a $20.4 million impact from unfavorable mix and lower level of net sales, a $6.0 million increase in selling, general and administrative expenses (see Income (loss) from operations above for details) and $7.8 million of unfavorable impact from currency movement.

Net loss and diluted loss per share

We reported a net loss of $28.8 million, or loss of $1.90 per diluted share, in 2009, compared to a net loss of $80.5 million, or loss of $5.48 per diluted share, in 2008. The net loss as a percentage of net sales was 3.8 percent in 2009, compared to 9.9 percent in 2008. The reduction in net loss was driven primarily by the items discussed above under “Earnings (loss) before interest and income taxes (EBIT),” in addition to a $3.0 million decrease in interest expense and a $3.6 million decrease in income tax provision. Interest expense for 2009 included $2.7 million of finance fees related to the October 2009 debt exchange transaction. (See note 6 to the Consolidated Financial Statements for a further discussion of this transaction). Excluding these finance fees, interest expense declined by $5.7 million during the year as the result of lower variable rates and lower levels of debt carried in 2009. The effective tax rate was a negative 10.6 percent for 2009, compared to a negative 8.5 percent for 2008. The rate was influenced by valuation allowances, changes in the mix of earnings with differing statutory rates, changes in tax laws and tax planning structures and changes in accruals related to uncertain tax positions.

Discussion of 2008 vs. 2007 Results of Operations

Net Sales

In 2008, net sales decreased 0.5 percent, including a favorable currency impact of 1.2 percent, to $810.2 million from $814.2 million in 2007. The decrease in net sales was primarily attributable to reduced sales within the North American Glass and North American Other segments. Within North American Glass, sales to foodservice customers declined over 10.0 percent and net sales of Crisa product in Mexican pesos experienced an unfavorable currency impact of $2.1 million. Partially offsetting the decline in net sales was an increase of more than 4.0 percent in sales to U.S. retail glassware customers. Within North American Other, sales of Syracuse China products declined 17.9 percent, sales of World Tableware products declined 3.9 percent and Traex net sales were flat compared to the prior year period. International net sales grew 12.3 percent on the strength of increased shipments of Libbey China product of 171.3 percent, a 7.5 percent increase in shipments of Crisal product, a modest increase in shipments at Royal Leerdam and a favorable currency impact of 7.9 percent.

Gross Profit

Gross profit declined in 2008 by $48.3 million, or 30.7 percent, compared to 2007. Gross profit as a percentage of net sales decreased to 13.5 percent in 2008, compared to 19.4 percent in 2007. Contributing to the decrease in gross profit and gross profit margin were $18.7 million of special charges (see note 7 to the Consolidated Financial Statements). Of that amount, $14.0 million of special charges related to the announced closing of our Syracuse China manufacturing facility, $0.2 million related to the announced closure of our Mira Loma distribution center and $4.5 million related to fixed asset impairment charges in our North American Glass segment. In addition, 2008 gross profit includes $13.9 million for higher natural gas and electricity costs, $4.9 million for increased carton costs, $3.4 million of additional depreciation and an unfavorable mix of net sales. Partially offsetting these higher costs were lower distribution costs.

(Loss) Income from operations

(Loss) income from operations was a loss of $(5.5) million in 2008, compared to income from operations of $66.1 million in 2007. Income from operations as a percentage of net sales decreased to (0.7) percent in 2008, compared to 8.1 percent in 2007. Contributing to the decrease in income from operations and income from operations margin are the lower gross profit and gross profit margin (discussed above), the special charges related to the announced closures of our Syracuse China manufacturing facility ($13.9 million) and our Mira Loma distribution center ($0.7 million) and the impairment charge on goodwill and other intangibles within our International segment of $11.9 million (see note 7 to the Consolidated Financial Statements). Partially offsetting these were lower selling, general and administrative expenses.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA decreased by $76.5 million, or 65.6 percent, from $116.5 million in 2007 to $40.0 million in 2008. As a percentage of net sales, EBITDA was 4.9 percent in 2008, compared to 14.3 percent in 2007. The key contributors to the reduction in EBITDA were those factors discussed above under “(Loss) earnings before interest and income taxes (EBIT).” EBITDA did not have the impact of a $2.9 million increase in depreciation and amortization to $44.4 million which was primarily due to a full year of depreciation related to our facility in China.

Adjusted Earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA decreased by $31.2 million, or 26.8 percent, to $85.2 million in 2008 from $116.5 million in 2007. As a percentage of net sales, Adjusted EBITDA was 10.5 percent in 2008, compared to 14.3 percent in 2007. The key contributors to the reduction in Adjusted EBITDA were increases of $13.9 million and $4.9 million in utility and carton costs, respectively, a $5.5 million impact from a non-recurring gain on the land sales at Royal Leerdam and Syracuse Chins recorded in 2007, higher prior-year foreign currency translation gains of $1.3 million and an unfavorable mix of net sales. Partially offsetting these were lower distribution costs and selling, general and administrative expenses.

Net loss and diluted loss per share

We reported a net loss of $(80.5) million, or loss of $(5.48) per diluted share, in 2008, compared to a net loss of $(2.3) million, or loss of $(0.16) per diluted share, in 2007. The net loss as a percentage of net sales was (9.9) percent, compared to (0.3) percent in 2007. The increase in net loss was driven primarily by the items discussed above under “(Loss) earnings before interest and income taxes (EBIT),” in addition to a $3.8 million increase in interest expense. These were partially offset by a $5.0 million reduction in income tax provision. The $3.8 million increase in interest expense is the result of higher debt, partially offset by slightly lower variable interest rates compared to 2007. Income tax provision decreased $5.0 million, and the effective tax rate decreased from 125.7 percent in 2007 to a negative 8.5 percent in 2008. The change in the effective tax rate is primarily due to the significant impact on our provision for income taxes caused by the recognition of valuation allowances in the United States, the Netherlands and Portugal. Changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws also impacted the effective tax rate.

SEGMENT RESULTS OF OPERATIONS

The following table summarizes the results of operations for our three segments described as follows:

•	North American Glass-includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other-includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International-includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.

			Variance				Variance
			In	In			In	In
Year End December 31,	2009	2008	Dollars	Percent	2008	2007	Dollars	Percent
	Amounts in thousands, except percentages and per-share amounts

Net Sales:
North American Glass	$522,575	$554,128	$(31,553)	(5.7)%	$554,128	$568,495	$(14,367)	(2.5)%
North American Other	87,041	111,029	(23,988)	(21.6)%	111,029	121,217	(10,188)	(8.4)%
International	145,023	153,532	(8,509)	(5.5)%	153,532	136,727	16,805	12.3%
Eliminations	(6,004)	(8,482)			(8,482)	(12,279)

Consolidated	$748,635	$810,207	$(61,572)	(7.6)%	$810,207	$814,160	$(3,953)	(0.5)%

Earnings (loss) before interest and taxes (EBIT):
North American Glass	$33,727	$25,495	$8,232	32.3%	$25,495	$54,492	$(28,997)	(53.2)%
North American Other	9,802	(17,696)	27,498	155.4%	(17,696)	15,670	(33,366)	(212.9)%
International	(2,862)	(12,228)	9,366	76.6%	(12,228)	4,717	(16,945)	(359.2)%

Consolidated	$40,667	$(4,429)	$45,096	NM	$(4,429)	$74,879	$(79,308)	(105.9)%

EBIT Margin:
North American Glass	6.5%	4.6%			4.6%	9.6%
North American Other	11.3%	(15.9)%			(15.9)%	12.9%
International	(2.0)%	(8.0)%			(8.0)%	3.4%
Consolidated	5.4%	(0.5)%			(0.5)%	9.2%
Special Charges (excluding write-off of financing fees):
North American Glass	$14	$5,356	$(5,342)	99.7%	$5,356	$—	$5,356	100.0%
North American Other	3,809	28,252	(24,443)	86.5%	28,252	—	28,252	100.0%
International	—	11,890	(11,890)	100.0%	11,890	—	11,890	100.0%

Consolidated	$3,823	$45,498	$(41,675)	91.6%	$45,498	$—	$45,498	100.0%

NM = Not meaningful

Discussion of 2009 vs. 2008 Segment Results of Operations

North American Glass

Net sales declined 5.7 percent to $522.6 million in 2009 from $554.1 million in 2008. Of the total reduction in net sales, approximately 4.4 percent was attributable to lower sales to Crisa’s customers and 3.6 percent was attributable to lower shipments to U.S. and Canadian foodservice glassware customers. The primary offset to these declines was a 1.7 percent increase from the U.S. and Canadian retail glassware channel. Of the 4.4 percent reduction attributable to decreased sales of Crisa product, 2.6 percent was related to an unfavorable currency impact.

EBIT increased by $8.2 million to $33.7 million in 2009, compared to $25.5 million in 2008. EBIT as a percentage of net sales increased to 6.5 percent in 2009, compared to 4.6 percent in 2008. The key contributors to the improvement in EBIT were an $11.2 million decline in distribution costs, a $9.3 million reduction due to lower manufacturing costs, primarily labor and benefits, natural gas, electricity and cartons, offset by lower production activity, a $5.3 million reduction in special charges related to a fixed asset impairment charge and the announced closing of our Mira Loma distribution center in 2008 which did not recur in 2009 (see note 7 to the Consolidated Financial Statements), a $2.4 million increase in other income and a decrease of $1.2 million in depreciation expense. The reduction in distribution costs was the result of lower net sales and lower inventory levels. The increase in other income was entirely attributable to favorable foreign currency translation gains. These improvements were partially offset by an $11.0 million increase in selling, general & administrative expenses, a $7.9 million impact from lower sales volume and unfavorable sales mix and unfavorable currency impact of $2.3 million. The increase in selling, general & administrative expenses was attributable to increased accruals for incentive compensation payments of $13.2 million, a pension settlement charge of $3.2 million arising from lump sum payments to retirees during 2009 and a one-time 2008 accrual reversal of $1.3 million related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. These increases in selling, general and administrative expenses were offset by decreases of $4.3 million and $2.7 million in labor and benefit costs and selling and marketing costs, respectively.

North American Other

Net sales decreased 21.6 percent to $87.0 million in 2009 from $111.0 million in 2008. Of the total decline in net sales, approximately 12.0 percent is related to the closure of the Syracuse China facility in 2009 and the related decision to reduce the Syracuse China product offering; approximately 5.1 percent is attributed to a reduction in shipments of World Tableware products; and approximately 4.7 percent is attributable to a reduction in shipments of Traex products.

EBIT improved by $27.5 million to income of $9.8 million in 2009, compared to a loss of $(17.7) million in 2008. EBIT as a percentage of net sales increased to 11.3 percent in 2009, compared to (15.9) percent in 2008. The key contributors to the improvement in EBIT were a $24.4 million reduction in special charges related to the closing of our Syracuse China facility (see note 7 to the Consolidated Financial Statements), a $10.6 million reduction in distribution costs, a $3.1 million reduction in selling, general and administrative expenses, a $1.1 million decline in depreciation expense, a $0.5 million impact from lower manufacturing costs offset by reduced production activity and a $0.2 million improvement in other income. The reduction in distribution costs was the result of lower net sales, lower inventory levels and the discontinuation of shipping from the Syracuse China facility. The reduction in selling, general and administrative expense is primarily attributable to reduced selling & marketing expenses. These improvements in EBIT were partially offset by a $12.9 million impact from reduced sales volume.

International

In 2009, net sales decreased 5.5 percent to $145.0 million from $153.5 million in 2008. The largest factor in the decline in net sales was the unfavorable currency impact from the euro, which caused 4.1 percent of the decline. On a constant currency basis, the impact of reduced shipments to Royal Leerdam customers was 1.5 percent, which was offset by an increase in shipments to customers of our facility in China of 1.6 percent, while shipments to Crisal customers were essentially flat when compared to the prior year.

EBIT increased by $9.4 million to a loss of $(2.9) million in 2009 from a loss of $(12.2) million in 2008. EBIT as a percentage of net sales improved to (2.0) percent in 2009, compared to (8.0) percent in 2008. The key contributors to the improvement in EBIT were a reduction of $11.9 million in special charges related to an impairment charge against goodwill and other intangibles in 2008 which did not recur in 2009 (see note 7 to the Consolidated Financial Statements), a $2.3 million favorable impact from lower manufacturing costs, primarily labor and benefits, natural gas, electricity and cartons, offset by reduced production activity, a reduction of $1.8 million in distribution costs, a $0.4 million benefit from sales as improved product mix overcame the reduction in overall sales volume, and an increase of $0.1 million in other income. Partially offsetting these improvements were an unfavorable currency impact of $5.5 million, an increase of $1.0 million in depreciation expense and a $0.6 million increase in selling, general and administrative expenses.

Discussion of 2008 vs. 2007 Segment Results of Operations

North American Glass

Net sales decreased 2.5 percent to $554.1 million in 2008 from $568.5 million in 2007. Of the total decline in net sales, approximately 4.5 percent is attributable to reduced shipments to foodservice and business-to-business glassware customers. Partially offsetting this decline are increased shipments to U.S. and Canadian retail glassware customers, representing 1.0 percent of the change, and increased shipments of Crisa products to Crisa customers, representing 0.8 percent of the change, offset by an unfavorable currency impact of 0.3 percent.

EBIT decreased by $29.0 million to $25.5 million in 2008, compared to $54.5 million in 2007. EBIT as a percentage of net sales decreased to 4.6 percent in 2008, compared to 9.6 percent in 2007. The key contributors to the reduction in EBIT were special charges recorded in 2008 related to the announced closing of the Mira Loma distribution center of $0.9 million and fixed asset impairment charges of $4.5 million (see note 7 to the Consolidated Financial Statements); the impact of lower net sales and reduced operating activity in North American Glass operations of $16.6 million; higher natural gas and electricity charges of $8.5 million; increased carton costs of $1.5 million; and an approximately $2.3 million decrease in non-operating income primarily related to foreign currency translation losses and non-recurring gains on the prior-year sale of environmental credits. Partially offsetting the EBIT reduction is a decrease of $5.3 million in North American Glass selling, general and administrative expense primarily resulting from lower incentive-based compensation and favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico.

North American Other

Net sales decreased 8.4 percent to $111.0 million in 2008 from $121.2 million in 2007. Of the total decline in net sales, approximately 6.4 percent is attributed to a reduction in shipments of Syracuse China products and 1.7 percent is attributed to a reduction in shipments of World Tableware products. Shipments of Traex products were flat in 2008 as compared to 2007.

EBIT declined by $33.4 million to a loss of $(17.7) million in 2008, compared to income of $15.7 million in 2007. EBIT as a percentage of net sales decreased to (15.9) percent in 2008, compared to 12.9 percent in 2007. The key contributors to the reduction in EBIT were lower net sales and operating activity at Syracuse China of $4.4 million and special charges recorded related to the announced closing of the Syracuse China manufacturing facility in early April 2009 of $28.3 million (see note 7 to the Consolidated Financial Statements). A non-recurring gain on the sale of excess land at Syracuse China was recorded in 2007 in other income of $1.1 million. Partially offsetting these were lower North American Other selling, general and administrative expenses of $0.4 million primarily resulting from lower incentive-based compensation.

International

In 2008, net sales increased 12.3 percent to $153.5 million from $136.7 million in 2007. Of the total increase in net sales, approximately 8.8 percent is attributed to an increase in shipments to Libbey China customers and a favorable currency impact of 1.2 percent. On a constant currency basis, shipments to Royal Leerdam and Crisal customers declined by 4.2 percent, offset by a favorable currency impact of 6.8 percent.

EBIT decreased by $16.9 million to a loss of $(12.2) million in 2008, compared to income of $4.7 million in 2007. EBIT as a percentage of net sales decreased to (8.0) percent in 2008, compared to 3.4 percent in 2007. The key contributors to the reduction in EBIT were the goodwill and other intangibles impairment charge of $11.9 million (see note 7 to the Consolidated Financial Statements); increased natural gas and electricity costs of approximately $5.7 million; increased carton costs of $3.4 million; increased depreciation expense of $2.8 million (a result of Libbey China having a full year of production in 2008); and a $2.2 million increase in selling, general and administrative expenses primarily related to the increased net sales. A non-recurring gain on the sale of excess land at Royal Leerdam was recorded in 2007 in other income of $4.3 million. Partially offsetting these costs was the impact of higher net sales and operating activity of $8.6 million at our Libbey China facility and $3.9 million at our European facilities.

CAPITAL RESOURCES AND LIQUIDITY

Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As indicated in our MD&A “Discussion of 2009 vs. 2008 Cash flow”, during 2009 we generated significant free cash flow from operations. As a result, at December 31, 2009 we had no amounts outstanding under our ABL Facility, although we had $9.9 million of letters of credit issued under that facility. As a result, we had $79.2 million of unused availability remaining under the ABL Facility at December 31, 2009, as compared to $44.6 million of unused availability at December 31, 2008. In addition, we had $55.1 million of cash on hand at December 31, 2009, compared to $13.3 million of cash on hand at December 31, 2008.

On February 8, 2010, we used the proceeds of a debt offering of $400.0 million of senior secured notes due 2015, together with cash on hand, to redeem the $80.4 million face amount of New PIK Notes that were outstanding at that date and to repurchase the $306.0 million of senior secured notes due 2011. We also amended and restated our ABL Facility to, among other things, extend the maturity to 2014 and reduce the amount that we can borrow under that facility from $150.0 million to $110.0 million. In addition, effective February 25, 2010, we extended the maturity of our RMB 50 million working capital loan from March 2010 to January 2011. See note 20 to the Consolidated Financial Statements for more information regarding these subsequent events.

Based on our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further), we anticipate that our cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash flows

Cash and Equivalents

At December 31, 2009, our cash balance was $55.1 million, an increase of $41.8 million from $13.3 million at December 31, 2008. The increase was primarily due to an increase in our free cash flow offset by payments to re-pay debt outstanding under our ABL facility.

Working Capital

The following table presents working capital components for 2009 and 2008:

			Variance
December 31,	2009	2008	In Dollars	In Percent
	Amounts in thousands, except percentages, DSO, DIO, DPO and DWC

Accounts receivable — net	$82,424	$76,072	$6,352	8.3%
DSO(1)	40.2	34.3
Inventories — net	$144,015	$185,242	$(41,227)	(22.3)%
DIO(2)	70.2	83.5
Accounts payable	$58,838	$54,428	$4,410	8.1%
DPO(3)	28.7	24.5

Working capital(4)	$167,601	$206,886	$(39,285)	(19.0)%
DWC(5)	81.7	93.3
Percentage of net sales	22.4%	25.5%

DSO, DIO, DPO and DWC are all calculated using net sales as the denominator and a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See “Reconciliation of Non-GAAP Financial Measures” below for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

Working capital, defined as net accounts receivable plus net inventories less accounts payable, decreased by $39.3 million in 2009, compared to 2008. As a percentage of net sales, working capital decreased to 22.4 percent in 2009, compared to 25.5 percent in 2008. This decrease in working capital is primarily the result of lower inventories, which resulted from our continued focus on our cash management efforts to increase cash flow through reductions in working capital, and lower production activity. We also experienced a working capital improvement from our management of accounts payable. Partially offsetting these improvements was an increase in accounts receivable. Our DSO also increased compared to year-end 2008, as sales in the fourth quarter of 2009 were heavily weighted towards the end of the quarter, driving up the year-end receivables balance. During the fourth quarter of 2008, sales declined throughout the quarter, so the majority of collections for accounts receivable in the quarter had occurred before the end of December.

Borrowings

The following table presents our total borrowings:

	Interest			December 31,	December 31,
	Rate		Maturity Date	2009	2008
	(Dollars in thousands)

Borrowings under ABL facility	floating		December 16, 2010	$—	$34,538
Senior notes	floating	(1)	June 1, 2011	306,000	306,000
PIK notes prior to October, 2009 exchange (Old PIK Notes)(2)(3)	16.00%		December 1, 2011	—	148,946
PIK notes after October, 2009 exchange (New PIK Notes)(3)	0.00	%(7)	June 1, 2021	80,431	—
Promissory note	6.00%		January, 2010 to September, 2016	1,492	1,666
Notes payable	floating		January 2010	672	3,284
RMB loan contract	floating		July 2012 to January 2014	36,675	36,675
RMB working capital loan	floating		March, 2010(4)	7,335	7,335
Obligations under capital leases	floating		May, 2009	—	302
BES Euro line	floating		December, 2010 to December, 2013	14,190	15,507
Other debt	floating		September, 2009	—	630

Total borrowings				446,795	554,883
Less — unamortized discounts and warrants				1,749	4,626
Plus — Carrying value in excess of principal on New PIK Notes(3)				70,193	—

Total borrowings — net(5)(6)				$515,239	$550,257

(1)	See “Derivatives” below and Note 6 to the Consolidated Financial Statements.

(2)	Additional PIK notes were issued each June 1 and December 1, commencing December 1, 2006, to pay the semi-annual interest. During the first three years, ending June 1, 2009, interest was payable by the issuance of additional PIK notes.

(3)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we are required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. See note 6 to the Consolidated Financial Statements for a discussion of accounting treatment of the New PIK Notes.

(4)	We extended the terms on our RMB working capital loan, effective February 25, 2010. This loan was originally due in March, 2010. Under the new terms, the loan matures in January, 2011.

(5)	Total borrowings include notes payable, long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

(6)	See “Contractual Obligations” below for scheduled payments by period.

(7)	Interest due under the New PIK Notes accrues at zero percent until the date (FRN Redemption Date) that is the first to occur of (a) December 10, 2010 or (b) the date on which the Senior Notes due 2011 are redeemed or paid in full. If the New PIK Notes have not been repaid in full on or before the FRN Redemption Date, interest under the New PIK Notes will accrue at the rate of 16.0 percent per annum and be payable semi-annually in cash or in additional New PIK Notes, at the option of Libbey Glass.

We had total borrowings of $446.8 million at December 31, 2009, compared to total borrowings of $554.9 million at December 31, 2008. The $108.1 million decrease in borrowings was the result of the repayment of borrowings under our ABL facility and the debt exchange completed on October 28, 2009. Pursuant to the debt exchange, Old PIK Notes having an outstanding principal balance of approximately $160.9 million were exchanged for New PIK Notes having a principal amount of $80.4 million, together with common stock and warrants of Libbey Inc. Further to this debt exchange, on February 8, 2010, we used the proceeds of a $400.0 million debt offering and cash on hand to redeem the New PIK Notes and repurchase the $306.0 million Senior Notes. We also amended and restated the credit agreement relating to our ABL facility. See notes 6 and 20 to the Consolidated Financial Statements for further details.

Of our total borrowings, $364.9 million, or approximately 81.7 percent, was subject to variable interest rates at December 31, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $3.6 million on an annual basis. On February 8, 2010, certain portions of our borrowings were replaced by fixed rate notes. After considering the effect of this subsequent event as shown in the proforma debt table in note 20 to the Consolidated Financial Statements, we had $58.9 million, or 12.8 percent, of debt subject to variable interest rates. Based on the proforma debt in note 20 to the Consolidated Financial Statements, a change in one percentage point in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis. See note 20 to the Consolidated Financial Statements for further discussion of this subsequent event.

Interest expense includes a $2.7 million charge in 2009 for finance fees related to the debt exchange. Also included in interest expense is the amortization of discounts, warrants and other financing fees. Excluding the $2.7 million previously mentioned for 2009, these items amounted to $4.9 million, $5.0 million and $5.1 million for the annual periods ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Cash Flow

The following table presents key drivers to free cash flow for 2009, 2008 and 2007:

			Variance				Variance
Year Ended December 31,	2009	2008	In Dollars	In Percent	2008	2007	In Dollars	In Percent
	(Dollars in thousands, except percentages)

Net cash provided by (used in) operating activities	$102,148	$(1,040)	$103,188	NM	$(1,040)	$51,457	$(52,497)	(102.0)%
Capital expenditures	(17,005)	(45,717)	(28,712)	(62.8)%	(45,717)	(43,121)	2,596	6.0%
Proceeds from asset sales and other	265	117	148	126.5%	117	8,213	(8,096)	(98.6)%

Free cash flow(1)	$85,408	$(46,640)	$132,048	283.1%	$(46,640)	$16,549	$(63,189)	(381.8)%

NM — Not Meaningful

(1)	We believe that free cash flow (which we define as net cash provided by (used in) operating activities, less capital expenditures, plus proceeds from asset sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of net cash provided by (used in) operating activities to free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Discussion of 2009 vs. 2008 Cash Flow

Our net cash provided by operating activities was $102.1 million in 2009, compared to net cash used in operating activities of $1.1 million in 2008, or an increase of $103.2 million. The increase is primarily related to improvements in our results of operations, lower cash interest, higher non-cash expenses, a positive cash flow impact of $42.9 million from inventory and $23.4 million from accounts payable, and a 2008 payment of $19.6 million to Vitro related to the 2006 acquisition of Crisa which did not recur in 2009, offset by a negative cash flow impact of $22.9 million from accounts receivable when compared to 2008, and lower uses of cash for pension contributions. The cash generated from these cash flow improvements was utilized to pay down debt and increase our cash balance.

Net cash used in investing activities was $16.7 million in 2009, compared to $45.6 million in 2008, or a decrease of $28.9 million. This change was completely attributable to a reduction in capital spending.

Net cash (used in) provided by financing activities was a use of $(43.6) million in 2009, compared to a source of $25.8 million in 2008, or a swing of $69.4 million. During 2008, we utilized $28.7 million more of our capacity on the ABL Facility to fund our operations, while we made $34.2 million of repayments on that facility in 2009.

Free cash flow was $85.4 million in 2009, compared to $(46.6) million in 2008, or an increase of $132.0 million. The primary contributors to this increase were the changes in net cash provided by (used in) operating activities and the decrease in capital spending as discussed above.

Discussion of 2008 vs. 2007 Cash Flow

Our net cash used in operating activities was $1.0 million in 2008, compared to net cash provided by operating activities of $51.5 million in 2007, or a decrease of $52.5 million. The decrease is primarily related to a decrease in earnings, a $15.5 million impact due to higher uses of cash for pension contributions, a $19.6 million payment to Vitro in 2008 related to the 2006 acquisition of Crisa and a negative cash flow impact of $25.2 million from accounts payable. These items were offset by a positive cash flow impact of $20.9 million from inventory and $12.6 million from accounts receivable when compared to the prior year.

Net cash used in investing activities was $45.6 million in 2008, compared to $34.9 million in 2007, or an increase of $10.7 million. The primary contributors to this increase were the non-recurring proceeds from asset sales and other items of $8.2 million in 2007, primarily attributable to the sale of excess land in Syracuse, New York and the Netherlands.

Net cash provided by financing activities was $25.8 million in 2008, compared to $22.4 million net cash used in financing activities in 2007. The 2008 net cash provided by financing activities resulted from the reduction in free cash flow and the change in cash and cash equivalents discussed above.

Free cash flow was $(46.6) million in 2008, compared to $16.5 million in 2007, a decrease of $63.2 million. The primary contributors to this decrease are the result of the changes in net cash provided by (used in) operating activities and the non-recurring proceeds from asset sales and other items of $8.2 million in 2007 as discussed above.

Derivatives

Until December 1, 2009, we had Interest Rate Protection Agreements (Rate Agreements) with respect to $200 million of debt as a means to manage our exposure to variable interest rates. The Rate Agreements effectively converted this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future results. These agreements expired on December 1, 2009. The fair market value for the Rate Agreements at December 31, 2008 was a $(6.8) million liability.

We also use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2009, we had commodity futures contracts for 3,610,000 million British Thermal Units (BTU’s) of natural gas. The fair market value for these contracts at December 31, 2009 was a $(5.4) million liability. We have hedged a portion of our forecasted transactions through December 2011. At December 31, 2008, we had commodity futures contracts for 5,280,000 million BTU’s of natural gas. On that date, the fair market value of these contracts was a $(14.9) million liability. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2009, by Standard & Poor’s.

During December 2008, we announced the planned closure of the Syracuse China facility in early April 2009 (see note 7 to the Consolidated Financial Statements). At the time of the announcement we held natural gas contracts for the Syracuse China facility with a settlement date after March 2009 of 165,000 million British Thermal Units (BTU’s). The closure of this facility rendered the forecasted transactions related to these contracts not probable of occurring. Under FASB ASC Topic 815, Derivatives and Hedging, (formerly FASB Statement No. 133, Accounting for Derivative Instrument and Hedging Activities), when the forecasted transactions of a hedging relationship become not probable of occurring, the gains or losses that have been classified in Other Comprehensive Loss in prior periods for those contracts affected should be reclassified into earnings. We recognized expense of $0.2 million and $0.4 million for the year ended December 31, 2009 and 2008, respectively, in other income on the Consolidated Statement of Operations relating to these contracts.

In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of December 31, 2008, all of these contracts had expired.

Share Repurchase Program

Since mid-1998, we have repurchased 5,125,000 shares for $141.1 million, as authorized by our Board of Directors. As of December 31, 2009, authorization remains for the purchase of an additional 1,000,000 shares. During 2009 and 2008, we did not repurchase any common stock. Our debt agreements significantly restrict our ability to repurchase additional shares.

We are using a portion of the repurchased common stock to fund our Employee Stock Benefit Plans. See note 12 to the Consolidated Financial Statements for further discussion.

Contractual Obligations

The following table presents our existing contractual obligations at December 31, 2009 and related future cash requirements:

	Payments Due by Period
		Less than			More than
Contractual Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	Dollars in thousands

Borrowings(2)	$446,795	$10,515	$323,814	$31,574	$80,892
Interest payments(2)(3)	178,664	25,674	42,075	27,247	83,668
Long term operating leases	117,751	17,370	26,927	20,107	53,347
Pension and nonpension(4)	17,285	17,285

Total obligations	$760,495	$70,844	$392,816	$78,928	$217,907

(1)	Amounts reported in local currencies have been translated at 2009 exchange rates.

(2)	On February 8, 2010, we used the proceeds of a $400.0 million debt offering to repurchase the Senior Notes and redeem the New PIK Notes. We also amended and restated the ABL Facility to, among other things, extend its maturity. Subsequent to December 31, 2009, the terms of the RMB working capital loan were extended. Under the new terms, the loan matures in January, 2011. For further discussion of these transactions, see note 20 to the Consolidated Financial Statements. Giving effect for these transactions, the proforma borrowings and interest payments in the above table would be:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Proforma borrowings	$460,364	$3,180	$25,149	$31,574	$400,461
Proforma interest payments	$213,577	$27,162	$84,886	$81,510	$20,019

(3)	The obligations for interest payments are based on December 31, 2009 debt levels and interest rates.

(4)	It is difficult to estimate future cash contributions as they are a function of actual investment returns, withdrawals from the plan, changes in interest rates, and other factors uncertain at this time.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2009, totaled $9.9 million.

The Company is unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See note 8 to the Consolidated Financial Statements for additional information.

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

Reconciliation of net loss to EBIT, EBITDA and Adjusted EBITDA

Year Ended December 31,	2009	2008	2007
	Dollars in thousands

Net loss	$(28,788)	$(80,463)	$(2,307)
Add: Interest expense	66,705	69,720	65,888
Add: Provision for income taxes	2,750	6,314	11,298

Earnings (loss) before interest and income taxes (EBIT)	40,667	(4,429)	74,879
Add: Depreciation and amortization	43,166	44,430	41,572

Earnings before interest, taxes, deprecation and amortization (EBITDA)	83,833	40,001	116,451
Add: Facility closure charges (see note 7)(1)	3,823	29,127	—
Add: Fixed asset impairment charges (see note 7)(2)	—	4,481	—
Add: Goodwill impairment charges (see notes 4 and 7)(3)	—	9,434	—
Add: Intangible impairment charges (see notes 4 and 7)(3)	—	2,456	—
Add: Pension settlement charges (see note 9)(4)	3,190	—	—
Less: Depreciation expense included in special charges and also in depreciation and amortization above	(705)	(261)	—

Adjusted earnings before interest, taxes, deprecation and amortization (Adjusted EBITDA)	$90,141	$85,238	$116,451

(1)	Facility closure charges are related to the closure of our Syracuse, New York ceramic dinnerware manufacturing facility and our Mira Loma, California distribution center.

(2)	Fixed asset impairment charges are related to unutilized fixed assets at our North American Glass segment.

(3)	Goodwill and intangible asset impairment charges are related to goodwill and intangible assets at our Crisal and Royal Leerdam locations.

(4)	Pension settlement charges were triggered by excess lump sum distributions taken by employees.

We define EBIT as net income before interest expense and income taxes. The most directly comparable U.S. GAAP financial measure is net loss.

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

We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. The most directly comparable U.S. GAAP financial measure is net loss.

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

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA internally to measure profitability and to set performance targets for managers.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of net cash provided by (used in) operating activities to free cash flow

Year Ended December 31,	2009	2008	2007
	Dollars in thousands

Net cash provided by (used in) operating activities	$102,148	$(1,040)	$51,457
Less: Capital expenditures	(17,005)	(45,717)	(43,121)
Plus: Proceeds from asset sales and other	265	117	8,213

Free cash flow	$85,408	$(46,640)	$16,549

We define free cash flow as net cash provided by (used in) operating activities, less capital expenditures, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

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

Reconciliation of Working Capital

December 31,	2009	2008
	Dollars in thousands

Accounts receivable -net	$82,424	$76,072
Plus: Inventories -net	144,015	185,242
Less: Accounts payable	58,838	54,428

Working Capital	$167,601	$206,886

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

Allowance for Doubtful Accounts

Our accounts receivable balance, net of reserves, was $82.4 million in 2009, compared to $76.1 million in 2008. The reserve balance was $7.5 million in 2009, compared to $10.5 million in 2008. Approximately $5.1 million of the reduction in the reserve is related to the write-off of fully reserved accounts receivable. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Allowance for Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2009, our inventories were $144.0 million, with loss provisions of $4.5 million, compared to inventories of $185.2 million and loss provisions of $6.6 million at December 31, 2008.

Asset Impairment

Fixed Assets

We assess our property, plant and equipment for possible impairment in accordance with FASB ASC Topic 360, “Property Plant and Equipment,” (“FASB ASC 360”) (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic and competitive conditions, changes in our business plans or management’s intentions regarding future utilization of the assets or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value or on a market appraisal. Projections used in the fair value determination are based on internal estimates for sales and production levels, capital expenditures necessary to maintain the projected production levels, and remaining useful life of the assets. These projections are prepared at the lowest level at which we have access to cash flow information and complete financial data for our operations, which is generally at the plant level.

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. There were no indicators of impairment noted in 2009 that required an impairment analysis to be performed for the Company’s property, plant and equipment. As announced during 2008, our plans to cease production at our Syracuse China facility represented an indicator for impairment for that facility. Accordingly, our impairment analysis resulted in the write-down of our carrying value for that facility to the estimated fair value less cost to sell. We also reviewed other asset groups within our operations for indicators of impairment, and as a result recorded an impairment charge for certain fixed assets during 2008 as disclosed in Notes 5 and 7.

In accordance with FASB ASC 360, the Company also performs an impairment analysis for its definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2009 that would require an impairment analysis to be performed for the Company’s definite useful lived intangible assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill at December 31, 2009 was $168.3 million, representing approximately 21.2 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units are one level below the operating segment level, represent the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use the discounted cash flow method, which incorporates the weighted average cost of capital of a hypothetical third party buyer (which we refer to as the “discount rate”) to compute the debt free fair value of each reporting unit based on projected cash flows from operations. These cash flow projections are based in part on sales projections for the next several years, capital spending trends and investment in working capital to support anticipated sales growth, which are updated at least annually and reviewed by management. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment charge should be recorded.

The discount rates used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total of the fair values of the segments less debt was reconciled to end of year total market capitalization. The discount rates used in the 2009 goodwill impairment analysis ranged from

13.7 percent to 16.0 percent, as compared to a range of 14.7 percent to 16.3 percent used in the 2008 test. The decrease in the discount rate resulted from modest improvements in the markets when compared to last year’s credit crisis, which had significantly affected the financial markets and economies in the countries in which we have operations. The cash flow terminal growth rates used in the 2009 goodwill impairment analysis ranged from 1.0 percent to 4.0 percent as compared to a range of 2.0 percent to 4.0 percent used in the 2008 test. Management believes these rates are reasonably conservative based upon historical growth rates and its expectations of future economic conditions in the markets in which we operate. Any changes in the discount rate or cash flow terminal growth rate would move in tandem. For example, the discount rate is lower in part due to decreased uncertainty as to our ability to meet short term and long term forecasts. As such, if we were to increase the cash flow terminal growth rate, we would also increase the discount rate.

The discounted cash flow model used to determine fair value for the goodwill analysis is most sensitive to the discount rate and terminal cash flow assumptions. A sensitivity analysis was performed on these factors for all reporting units and it was determined, assuming all other assumptions remain constant, that the discount rate used could be increased by a factor of 2.0 percent of the discount rate or the terminal cash flow could decrease by 4.6 percent of the terminal cash flow and all reporting units’ estimated fair values would still exceed their carrying values. Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill or differences between estimates and actual results could result in impairment charges in the future.

As of October 1, 2009 and October 1, 2008, our review did not indicate an impairment of goodwill. During the fourth quarter of 2008, the global economic environment weakened, causing an adverse effect on our business environment and our related future cash flow projections. This was considered an impairment indicator, which caused us to test for goodwill impairment as of December 31, 2008. As a result of the December 31, 2008 testing, we recorded a goodwill impairment charge of $9.4 million in 2008 at our International segment. This impairment is further disclosed in notes 4 and 7 to the Consolidated Financial Statements.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2009 were $13.1 million, representing 1.6 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2009 and October 1, 2008, our review did not indicate an impairment of indefinite life intangible assets. During the fourth quarter of 2008, the global economic environment weakened, causing an adverse effect on our business environment. This was an impairment trigger event, which caused us to test for impairment on our indefinite life intangible assets as of December 31, 2008. As a result of the December 31, 2008 testing, we recorded an indefinite life intangible asset impairment charge of $2.5 million in 2008 at our International segment. The announcement in December 2008 that we would be closing our Syracuse China manufacturing facility in April 2009 was an impairment trigger event for the Syracuse China reporting unit. An impairment loss for intangible assets of $0.3 million was recorded in 2008 for our Syracuse China facility. These impairments are further disclosed in notes 4 and 7 to the Consolidated Financial Statements.

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

Pension Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Discount rate	5.62% to 5.96%	6.41% to 6.48%	5.50% to 8.50%	5.70% to 8.50%
Rate of compensation increase	2.25% to 4.50%	2.63% to 5.25%	2.00% to 4.30%	2.00% to 4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.41% to 6.48%	6.16% to 6.32%	5.82% to 5.91%	5.70% to 8.50%	5.50% to 8.50%	4.50% to 8.75%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.75%	6.00%	6.50%	6.50%
Rate of compensation increase	2.63% to 5.25%	3.00% to 6.00%	3.00% to 6.00%	2.00% to 4.30%	2.00% to 4.30%	2.00% to 3.50%

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

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $3.2 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million.

Nonpension Postretirement Assumptions

We use various actuarial assumptions, including the discount rate and the expected trend in health care costs, to estimate the costs and benefit obligations for our retiree welfare plan. The discount rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits at our December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Discount rate	5.54%	6.36%	5.42%	5.89%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.36%	6.16%	5.77%	5.89%	5.14%	4.87%

The weighted average assumed health care cost trend rates at December 31 were as follows;

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Initial health care trend	8.00%	7.50%	8.00%	7.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	6	5	6	5

Sensitivity to changes in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.4 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

Income Taxes

The company is subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, the company establishes reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) Topic 740 “Income Taxes” (“FASB ASC 740”), formerly FIN 48.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC 740 “Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands, Portugal and Mexico.

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

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, change the fair value of the hedged item. If the fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. See note 13 to the Consolidated Financial Statements.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with FASB ASC 718, “Compensation — Stock Compensation” and FASB ASC 505-50, “Equity — Equity Based Payments to Non-Employees” (formerly SFAS No. 123-R, “Accounting for Stock-Based Compensation”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under FASB ASC 718 and FASB ASC 050-50 for fiscal 2009, 2008 and 2007 was $2.4 million, $3.5 million and $3.4 million, respectively.

Upon adoption of FASB ASC 718, we began estimating the value of employee share-based compensation on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. The use of the Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. See note 12 of the Consolidated Financial Statements for additional information.

New Accounting Standards

On July 1, 2009 the FASB Accounting Standards Codificationtm (“FASB ASC”) became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is not intended to change U.S. GAAP; instead, it reorganized the various U.S. GAAP pronouncements into approximately 90 accounting Topics, and displays all Topics using a consistent structure. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, in our discussion of New Accounting Standards below, we have incorporated references to the Codification Topics. For further discussion of the Codification, see the discussion of SFAS No. 168 below.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP157-2”) which delays until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 was effective upon issuance. We adopted SFAS 157 as of January 1, 2008, but had not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 and its related FSP’s (FSP 157-2 and FSP 157-3) had no impact on our consolidated results of operations and financial condition. We adopted SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our Consolidated Financial Statements. See notes 6, 13, and 15 of the Consolidated Financial Statements for additional information. The requirements of SFAS No. 157 and its related FSP’s have been incorporated primarily into FASB ASC 820, “Fair Value Measurements and Disclosures.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. We adopted

SFAS 160 as of January 1, 2009. The adoption of SFAS 160 did not have any impact on our Consolidated Financial Statements as we currently do not have any noncontrolling interests. The requirements of SFAS 160 have been incorporated primarily into FASB ASC 810, “Consolidation.”

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 was effective for Libbey on January 1, 2009. Since SFAS 161 only requires additional disclosures, adoption of this statement did not have a material impact on our Consolidated Financial Statements. See note 13 of the Consolidated Financial Statements for additional information. The requirements of SFAS No. 161 have been incorporated primarily into FASB ASC 815, “Derivatives and Hedging”.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 was effective for Libbey on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our Consolidated Financial Statements. The requirements of FSP 142-3 have been incorporated primarily into FASB ASC 350-30, “Intangibles — Goodwill and Other — General Intangibles Other than Goodwill.”

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective for Libbey on January 1, 2009. The adoption of EITF 07-5 did not have any impact on our Consolidated Financial Statements. The requirements of EITF 07-5 have been incorporated primarily into FASB ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.”

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

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for Libbey for the year ended December 31, 2009. The provisions of FSP 132(R)-1, required increased disclosures in the financial statements related to the assets of our pension and other postretirement benefit plans. See notes 9 and 10 of the Consolidated Financial Statements for additional information. The requirements of FSP 132(R)-1 have been incorporated primarily into FASB ASC 715-20, “Compensation — Retirement Benefits.”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009. In accordance with SFAS 165, we have evaluated and, as necessary, made changes to these Consolidated Financial Statements for the events. As documented in our filing on Form 8-K on February 8, 2010, we announced the issuance of $400 million of senior secured notes in a private placement, and the related repurchase and redemption of certain notes in our debt portfolio. This is considered a nonrecognized subsequent event, meaning that we have provided disclosure of the event, but have not recognized the transaction in the financial statements. Please see notes 6 and 20 of the Consolidated Financial Statements for further discussion of this subsequent event. The requirements of SFAS 165 have been incorporated primarily into FASB ASC 855, “Subsequent Events.” In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) and to establish the FASB Accounting Standards Codificationtm (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All previous existing accounting standards are superseded by the Codification as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. SFAS 168 was effective for Libbey in the third quarter of 2009. The adoption of SFAS 168 did not have a material impact on our Consolidated Financial Statements. The first update of the Codification was Accounting Standards Update (ASU) 2009-01, issued in June, 2009. ASU 2009-01 amended the Codification to include the guidance of SFAS 168 in its entirety.

In August 2009, the FASB issued Accounting Standards Update 2009-5 “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-5.”) The objective of ASU 2009-5 is to provide clarification for the determination of fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The amendments in this update apply to all entities that measure liabilities at fair value within the scope of Topic 820. ASU 2009-5 was effective for the first reporting period (including interim periods) beginning after issuance, which for Libbey was the fourth quarter of 2009. The adoption of ASU 2009-5 did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding the amounts transferring between the various Levels within the fair value hierarchy, and increased disclosures regarding the activities impacting the balance of items classified in Level 3 of the fair value hierarchy. In addition, ASU 2010-06 clarifies increases in existing disclosure requirements for classes of assets and liabilities carried at fair value, and regarding the inputs and valuation techniques used to arrive at the fair value measurements for items classified as Level 2 or Level 3 in the fair value hierarchy. The new disclosure requirements of ASU 2010-06 are effective for Libbey in the first quarter of 2010, except for certain disclosures regarding the activities within Level 3 fair value measurements, which are effective for Libbey in the first quarter of 2011. As this Standards Update only requires additional disclosures, we do not expect the adoption of ASU 2010-06 to have a material impact on our Consolidated Financial Statements.

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

Interest Rates

We are exposed to market risk associated with changes in interest rates on our debt and have traditionally entered into Interest Rate Protection Agreements (Rate Agreements) with respect to $200.0 million of debt as a means to manage our exposure to fluctuating interest rates. The Rate Agreements effectively converted this portion of our long-term borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future income. These Rate Agreements expired on December 1, 2009. We had $364.9 million of debt subject to variable interest rates at December 31, 2009. A change of one percentage point in such rates would result in a change in interest expense of approximately $3.6 million on an annual basis. On February 8, 2010, certain portions of our borrowings were replaced by fixed rate notes. After considering the effect of this subsequent event, we had $58.9 million of debt subject to variable interest rates. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis. See note 20 to the Consolidated Financial Statements for a further discussion of this subsequent event.

Natural Gas

We are also exposed to market risks associated with changes in the price of natural gas due to either general market forces, or in the case of our operations in China, by government mandate. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings and cash flows. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better as of December 2009 by Standard and Poor’s.

Retirement Plans

We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans’ asset and related pension expense and cash funding requirements. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension and nonpension postretirement expense by approximately $3.6 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2009 and 2008, and the related consolidated results of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
March 15, 2010

Libbey Inc.

Consolidated Balance Sheets

December 31,	Footnote Reference	2009	2008
	Dollars in thousands, except per-share amounts

ASSETS
Current assets:
Cash & cash equivalents		$55,089	$13,304
Accounts receivable — net	(note 3)	82,424	76,072
Inventories — net	(note 3)	144,015	185,242
Prepaid and other current assets	(notes 3 & 8)	11,783	17,167

Total current assets		293,311	291,785
Other assets:
Pension asset	(note 9)	9,454	9,351
Purchased intangible assets — net	(notes 4 & 7)	24,861	26,121
Goodwill	(notes 4 & 7)	168,320	166,736
Other assets	(note 3)	8,854	12,714

Total other assets		211,489	214,922
Property, plant, and equipment — net	(notes 5 & 7)	290,013	314,847

Total assets		$794,813	$821,554

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes payable	(note 6)	$672	$3,284
Accounts payable		58,838	54,428
Salaries and wages		34,064	22,597
Accrued liabilities	(note 3)	35,699	39,675
Accrued special charges	(note 7)	1,016	4,248
Pension liability (current portion)	(note 9)	1,984	1,778
Nonpension postretirement benefits (current portion)	(note 10)	4,363	4,684
Derivative liability	(notes 13 & 15)	3,346	17,936
Deferred income taxes	(note 8)	3,559	1,279
Long-term debt due within one year	(note 6)	9,843	1,117

Total current liabilities		153,384	151,026
Long-term debt	(note 6)	504,724	545,856
Pension liability	(note 9)	119,727	109,505
Nonpension postretirement benefits	(note 10)	64,780	57,197
Deferred income taxes	(note 8)	6,226	3,648
Other long-term liabilities	(notes 3, 13 & 15)	12,879	12,211

Total liabilities		861,720	879,443
Stockholders’ deficit:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued in 2009(18,697,630 shares issued in 2008)		187	187
Capital in excess of par value (includes warrants of $15,560 and $1,034 in 2009 and 2008, and 3,952,165 shares and 485,309 shares in 2009 and 2008, respectively)		324,272	309,275
Treasury stock, at cost, 2,599,769 shares in 2009 (3,967,486 shares in 2008)		(70,298)	(106,411)
Retained deficit		(205,344)	(145,154)
Accumulated other comprehensive loss	(note 14)	(115,724)	(115,786)

Total shareholders’ deficit		(66,907)	(57,889)

Total liabilities and shareholders’ deficit		$794,813	$821,554

See accompanying notes

Libbey Inc.

Consolidated Statements of Operations

Year Ended December 31,	Footnote Reference	2009	2008	2007
	Dollars in thousands, except per-share amounts

Net sales	(note 2)	$748,635	$810,207	$814,160
Freight billed to customers		1,605	2,422	2,207

Total revenues		750,240	812,629	816,367
Cost of sales	(notes 2 & 7)	617,095	703,292	658,698

Gross profit		133,145	109,337	157,669
Selling, general and administrative expenses		94,900	88,451	91,568
Impairment of goodwill	(note 7)	—	9,434	—
Special charges	(note 7)	1,631	17,000	—

Income (loss) from operations		36,614	(5,548)	66,101
Other income	(notes 7 & 17)	4,053	1,119	8,778

Earnings (loss) before interest and income taxes		40,667	(4,429)	74,879
Interest expense	(note 6)	66,705	69,720	65,888

(Loss) income before income taxes		(26,038)	(74,149)	8,991
Provision for income taxes	(note 8)	2,750	6,314	11,298

Net loss		$(28,788)	$(80,463)	$(2,307)

Net loss per share:
Basic	(note 11)	$(1.90)	$(5.48)	$(0.16)

Diluted	(note 11)	$(1.90)	$(5.48)	$(0.16)

Weighted average shares:
Outstanding	(note 11)	15,149	14,672	14,472

Diluted	(note 11)	15,149	14,672	14,472

See accompanying notes

Libbey Inc.

Consolidated Statements of Shareholders’ Deficit

					Accumulated
					Other
	Common	Capital in	Treasury		Comprehensive
	Stock	Excess of	Stock	Retained	Loss
	Amount(1)	Par Value	Amount(1)	Deficit	(note 14)	Total
	Dollars in thousands, except per-share amounts

Balance December 31, 2006	$187	$303,381	$(129,427)	$(40,282)	$(46,009)	$87,850
Comprehensive income:
Net loss				(2,307)		(2,307)
Effect of derivatives — net of tax					(3,224)	(3,224)
Pension and other postretirement benefit adjustments — net of tax (notes 9 and 10)					(2,956)	(2,956)
Effect of exchange rate fluctuation					9,712	9,712

Total comprehensive income (note 14)						1,225
Stock options exercised		88				88
Income tax benefit on stock options		20				20
Stock compensation expense (note 12)		3,385				3,385
Stock issued from treasury			18,647	(16,654)		1,993
Dividends — $0.10 per share				(1,446)		(1,446)

Balance December 31, 2007	187	306,874	(110,780)	(60,689)	(42,477)	93,115

Comprehensive loss:
Net loss				(80,463)		(80,463)
Effect of derivatives — net of tax					(10,300)	(10,300)
Pension and other postretirement benefit adjustments — net of tax (notes 9 and 10)					(58,607)	(58,607)
Effect of exchange rate fluctuation					(4,402)	(4,402)

Total comprehensive loss (note 14)						(153,772)
Stock compensation expense (note 12)		3,466				3,466
Stock issued from treasury		(1,065)	4,369	(2,536)		768
Dividends — $0.10 per share				(1,466)		(1,466)

Balance December 31, 2008	187	309,275	(106,411)	(145,154)	(115,786)	(57,889)

Comprehensive loss:
Net loss				(28,788)		(28,788)
Effect of derivatives — net of tax					12,440	12,440
Pension and other postretirement benefit adjustments — net of tax (notes 9 and 10)					(13,479)	(13,479)
Effect of exchange rate fluctuation					1,101	1,101

Total comprehensive loss (note 14)						(28,726)
Stock compensation expense (note 12)		2,419				2,419
Equity issuance costs (note 6)		(1,800)				(1,800)
Stock issued from treasury		(148)	36,113	(31,402)		4,563
Issuance of warrants (note 6)		14,526				14,526

Balance December 31, 2009	$187	$324,272	$(70,298)	$(205,344)	$(115,724)	$(66,907)

(1)	Share amounts are as follows:

	Common Stock	Treasury
	Shares	Stock Shares	Total

Balance December 31, 2006	18,689,710	4,358,175	14,331,535
Stock options exercised	7,920	—	7,920
Stock issued from treasury	—	(225,101)	225,101

Balance December 31, 2007	18,697,630	4,133,074	14,564,556
Stock issued from treasury	—	(165,588)	165,588

Balance December 31, 2008	18,697,630	3,967,486	14,730,144
Stock issued from treasury	—	(1,367,717)	1,367,717

Balance December 31, 2009	18,697,630	2,599,769	16,097,861

See accompanying notes

Libbey Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	Footnote Reference	2009	2008	2007
		Dollars in thousands

Operating activities:
Net loss		$(28,788)	$(80,463)	$(2,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	(notes 4 & 5)	43,166	44,430	41,572
Loss (gain) on sale of assets		323	101	(4,923)
Change in accounts receivable		(6,430)	16,518	3,951
Change in inventories		40,834	(2,027)	(22,949)
Change in accounts payable		3,980	(19,460)	5,726
PIK interest	(note 6)	11,916	21,249	18,217
Income taxes	(note 8)	(93)	9,275	10,271
Special charges	(note 7)	(1,728)	46,326	(920)
Change in Vitro payable	(note 4)	—	(19,575)	—
Pension and postretirement	(notes 9 & 10)	5,331	(18,604)	(3,061)
Accrued interest and amortization of discounts, warrants and financing fees		12,945	4,165	4,578
Accrued liabilities and prepaid expenses		14,768	(6,634)	(2,004)
Other operating activities		5,924	3,659	3,306

Net cash provided by (used in) operating activities		102,148	(1,040)	51,457
Investing activities:
Additions to property, plant and equipment		(17,005)	(45,717)	(43,121)
Proceeds from asset sales and other		265	117	8,213

Net cash used in investing activities		(16,740)	(45,600)	(34,908)
Financing activities:
Net borrowings/(repayments) on ABL credit facility	(note 6)	(34,169)	28,693	(41,122)
Other repayments	(note 6)	(5,225)	(1,399)	(155)
Other borrowings	(note 6)	—	—	20,427
Debt financing fees	(note 6)	(4,171)	—	(219)
Stock options exercised	(note 12)	—	—	108
Dividends paid		—	(1,466)	(1,446)
Net cash (used in) provided by financing activities		(43,565)	25,828	(22,407)

Effect of exchange rate fluctuations on cash		(58)	(2,423)	631

Increase (decrease) in cash		41,785	(23,235)	(5,227)
Cash & equivalents at beginning of year		13,304	36,539	41,766

Cash & equivalents at end of year		$55,089	$13,304	$36,539

Supplemental disclosure of cash flows information:
Cash paid during the year for interest		$39,221	$42,888	$43,340

Cash paid (refunded) during the year for income taxes		$3,133	$(2,276)	$(6,128)

Supplemental disclosure of non-cash financing activities:

On October 28, 2009, we issued notes to an investor for approximately $80.4 million, along with 933,145 shares of company stock and warrants to purchase an additional 3,466,856 shares of company stock at $0.01 per share, in exchange for existing notes with a balance of approximately $160.9 million. See note 6 for additional information regarding this transaction.

See accompanying notes
f

LIBBEY INC.

Notes to Consolidated Financial Statements

1.	Description of the Business

Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a plastics plant in Wisconsin. Prior to April 2009, we owned and operated a ceramic dinnerware plant in New York (see note 7 on closure effective April, 2009). In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

Consolidated Statements of Operations  Net sales in our Consolidated Statements of Operations include revenue earned when products are shipped and title and risk of loss have passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes costs to manufacture and/or purchase products, warehouse, shipping and delivery costs, royalty expense and other costs.

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

Inventory Valuation  Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for our domestic glass inventories, which represented 35.5 percent and 33.3 percent of our total inventories in 2009 and 2008, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $16.5 million and $18.3 million for 2009 and 2008, respectively.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Purchased Intangible Assets and Goodwill  FASB ASC Topic 350 — “Intangibles-Goodwill and other” (“FASB ASC 350”) (formerly Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)), requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2009 and 2008, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. There were also no indicators of impairment at December 31, 2009. However, in the fourth quarter of 2008, we identified certain indicators of impairment and we updated our review as of December 31, 2008. Our December 31, 2008 assessment resulted in an impairment of goodwill and purchased intangible assets of $11.9 million in our International segment and $0.3 million related to our Syracuse China subsidiary. For further disclosure on goodwill and intangibles, see note 4.

Software  We account for software in accordance with FASB ASC 350, (formerly Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). Software represents the costs of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation and/or internal labor costs. These costs generally are amortized over a five-year period.

Property, Plant and Equipment  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Maintenance and repairs are expensed as incurred.

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Due to the announcement of our closure of our Syracuse China manufacturing facility and our Mira Loma distribution center, we wrote down the values of certain assets to fair value in 2008. See note 7 for further disclosure.

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

Pension and Nonpension Postretirement Benefits  We account for pension and nonpension postretirement benefits in accordance with FASB ASC Topic 758 — “Compensation-Retirement Plans” (“FASB ASC 758”) (formerly SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 R (effective December 31, 2006)). FASB ASC 758 requires recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under FASB ASC 758, gains and losses, prior service costs and credits and any remaining prior transaction amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effect where appropriate.

The U.S. pension plans cover most hourly U.S.-based employees (excluding new hires at Shreveport after 2008) and those salaried U.S.-based employees hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries Royal Leerdam, located in the Netherlands, and Crisa, located in Mexico, and our Canadian employees. For further discussion see note 9.

We also provide certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

union hourly employees. Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees are not included in our liability. For further discussion see note 10.

Income Taxes  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC Topic 740, “Income Taxes” (“FASB ASC 740”) (formerly FAS No. 109, “Accounting for Income Taxes”), requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands, Portugal and Mexico.

Derivatives  We account for derivatives in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“FASB ASC 815”) (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138). We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for the foreign currency contracts and some natural gas contracts at Syracuse China) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. See additional discussion at note 13.

Foreign Currency Translation  Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other income.

Stock-Based Compensation Expense  We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” (“FASB ASC 718”) and FASB ASC Topic 505-50 “Equity based payment to non-employees” (“FASB ASC 505-50”) (formerly SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R)), which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. Share-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC 718 and FASB ASC 505-50 apply to all of our outstanding unvested share-based payment awards. The impact of applying the provisions of FASBASC 718 and FASB ASC 505-50 was a pre-tax charge of $2.4 million, $3.5 million and $3.4 million, respectively for 2009, 2008 and 2007. See note 12 for additional information.

Research and Development  Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2009, 2008 and 2007, respectively, were $2.0 million, $1.7 million and $1.5 million.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Treasury Stock  Treasury stock purchases are recorded at cost. During 2009, 2008 and 2007, we did not purchase any treasury stock. During 2009, 2008, and 2007, we issued 1,367,717, 165,588 and 225,101 shares from treasury stock at an average cost of $26.40, $26.39, and $28.68 respectively. The increase in issued shares from treasury stock in 2009 was for common stock given to the PIK Notes holder in the October 2009 debt exchange. See note 6.

Reclassifications  Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2009.

New Accounting Standards

On July 1, 2009 the FASB Accounting Standards Codificationtm (“FASB ASC”) became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is not intended to change U.S. GAAP; instead, it reorganized the various U.S. GAAP pronouncements into approximately 90 accounting Topics, and displays all Topics using a consistent structure. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, in our discussion of New Accounting Standards below, we have incorporated references to the Codification Topics. For further discussion of the Codification, see the discussion of SFAS No. 168 below.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP157-2”) which delayed until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 was effective upon issuance. We adopted SFAS 157 as of January 1, 2008, but had not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 and its related FSP’s (FSP 157-2 and FSP 157-3) had no impact on our consolidated results of operations and financial condition. We adopted SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our Consolidated Financial Statements. See notes 6, 13, and 15 of the Consolidated Financial Statements for additional information. The requirements of SFAS No. 157 and its related FSP’s have been incorporated primarily into FASB ASC 820, “Fair Value Measurements and Disclosures.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders equity. We adopted SFAS 160 as of January 1, 2009. The adoption of SFAS 160 did not have any impact on our Consolidated Financial Statements as we currently do not have any noncontrolling interests. The requirements of SFAS 160 have been incorporated primarily into FASB ASC 810, “Consolidation.”

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (” SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 was effective for Libbey on January 1, 2009. Since SFAS 161 only requires additional disclosures, adoption of this statement did not have a material impact on our Consolidated Financial Statements. See note 13 of the Consolidated Financial Statements for additional information. The requirements of SFAS No. 161 have been incorporated primarily into FASB ASC 815, “Derivatives and Hedging”.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 was effective for Libbey on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our Consolidated Financial Statements. The requirements of FSP 142-3 have been incorporated primarily into FASB ASC 350-30, “Intangibles — Goodwill and Other — General Intangibles Other than Goodwill.”

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective for Libbey on January 1, 2009. The adoption of EITF 07-5 did not have any impact on our Consolidated Financial Statements. The requirements of EITF 07-5 have been incorporated primarily into FASB ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.”

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

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for Libbey for the year ended December 31, 2009. The provisions of FSP 132(R)-1, required increased disclosures in the financial statements related to the assets of our pension and other postretirement benefit plans. See notes 9 and 10 of the Consolidated Financial Statements for additional information. The requirements of FSP 132(R)-1 have been incorporated primarily into FASB ASC 715-20, “Compensation — Retirement Benefits.”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009. In accordance with SFAS 165, we have evaluated and, as necessary, made changes to these Consolidated Financial Statements for the events. As documented in our filing on Form 8-K on February 8, 2010, we announced the issuance of $400 million of senior secured notes in a private placement, and the

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

related repurchase and redemption of certain notes in our debt portfolio. This is considered a nonrecognized subsequent event, meaning that we have provided disclosure of the event, but have not recognized the transaction in the financial statements. Please see notes 6 and 20 of the Consolidated Financial Statements for further discussion of this subsequent event. The requirements of SFAS 165 have been incorporated primarily into FASB ASC 855, “Subsequent Events.” In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) and to establish the FASB Accounting Standards Codificationtm (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All previous existing accounting standards are superseded by the Codification as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. SFAS 168 was effective for Libbey in the third quarter of 2009. The adoption of SFAS 168 did not have a material impact on our Consolidated Financial Statements. The first update of the Codification was Accounting Standards Update (ASU) 2009-01, issued in June, 2009. ASU 2009-01 amended the Codification to include the guidance of SFAS 168 in its entirety.

In August 2009, the FASB issued Accounting Standards Update 2009-5 “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-5.”) The objective of ASU 2009-5 is to provide clarification for the determination of fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The amendments in this update apply to all entities that measure liabilities at fair value within the scope of Topic 820. The adoption of ASU 2009-5 did not have a material impact on our Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding the amounts transferring between the various Levels within the fair value hierarchy, and increased disclosures regarding the activities impacting the balance of items classified in Level 3 of the fair value hierarchy. In addition, ASU 2010-06 clarifies increases in existing disclosure requirements for classes of assets and liabilities carried at fair value, and regarding the inputs and valuation techniques used to arrive at the fair value measurements for items classified as Level 2 or Level 3 in the fair value hierarchy. The new disclosure requirements of ASU 2010-06 are effective for Libbey in the first quarter of 2010, except for certain disclosures regarding the activities within Level 3 fair value measurements, which are effective for Libbey in the first quarter of 2011. As this Standards Update only requires additional disclosures, we do not expect the adoption of ASU 2010-06 to have a material impact on our Consolidated Financial Statements.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Balance Sheet Details

The following tables provide detail of selected balance sheet items:

	December 31,
	2009	2008

Accounts receivable:
Trade receivables	$81,032	$74,393
Other receivables	1,392	1,679

Total accounts receivable, less allowances of $7,457 and $10,479	$82,424	$76,072

Inventories:
Finished goods	$126,651	$163,817
Work in process	1,255	2,805
Raw materials	4,408	5,748
Repair parts	9,933	10,271
Operating supplies	1,768	2,601

Total inventories, less allowances of $4,528 and $6,582	$144,015	$185,242

Prepaid and other current assets:
Value added tax	$4,946	$8,883
Other prepaid expenses	6,362	5,982
Refundable and prepaid income taxes	475	2,302

Total prepaid and other current assets	$11,783	$17,167

Other assets:
Deposits	$583	$43
Finance fees — net of amortization	4,056	8,183
Other	4,215	4,488

Total other assets	$8,854	$12,714

Accrued liabilities:
Accrued incentives	$13,790	$12,760
Workers compensation	8,834	9,384
Medical liabilities	2,948	2,736
Interest	1,998	4,575
Commissions payable	1,134	1,135
Other accrued liabilities	6,995	9,085

Total accrued liabilities	$35,699	$39,675

Other long-term liabilities:
Derivative liability	$2,061	$3,693
Deferred liability	3,350	1,566
Other	7,468	6,952

Total other long-term liabilities	$12,879	$12,211

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

	2009	2008

Beginning balance	$26,121	$30,731
Impairment	—	(2,756)
Amortization	(1,367)	(1,344)
Foreign currency impact	107	(510)

Ending balance	$24,861	$26,121

Purchased intangible assets are composed of the following:

December 31,	2009	2008

Indefinite life intangible assets	$13,094	$13,056
Definite life intangible assets, net of accumulated amortization of $10,988 and $9,600	11,767	13,065

Total	$24,861	$26,121

Amortization expense for definite life intangible assets was $1.4 million, $1.3 million and $1.7 million for years 2009, 2008 and 2007, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350 (formerly SFAS No. 142). Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis would be considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. Our October 1st review for 2009 and 2008 did not indicate impairment of our indefinite life intangible assets. There were also no indicators of impairment at December 31, 2009. As of December 31, 2008, we performed another impairment test as the severe global economic downturn during the final quarter of 2008 represented a significant adverse condition in our business environment, which was an indicator of impairment. As a result of this analysis, we concluded that intangibles of $2.5 million associated with our International segment were impaired. We also announced in December, 2008 that our Syracuse China manufacturing facility would be shut down by early April, 2009. This was an indicator of impairment for the Syracuse China reporting unit (part of our North American Other segment), and, based on our analysis, we concluded that intangibles of $0.3 million were impaired. These impairment charges for 2008 were included in Special charges on the Consolidated Statement of Operations.

The definite life intangible assets primarily consist of technical assistance agreements, noncompete agreements, customer relationships and patents. The definite life assets are generally amortized over a period ranging from 3 to 20 years. The weighted average remaining life on the definite life intangible assets is 8.8 years at December 31, 2009.

Future estimated amortization expense of definite life intangible assets is as follows:

2010	2011	2012	2013	2014

$1,344	$1,206	$1,089	$1,089	$1,089

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Changes in goodwill balances are as follows:

	2009				2008
	North	North			North	North
	American	American			American	American
	Glass	Other	International	Total	Glass	Other	International	Total

Beginning balance	$152,419	$14,317	$—	$166,736	$153,239	$14,317	$9,804	$177,360
Impairment	—	—	—	—	—	—	(9,434)	(9,434)
Other	1,584	—	—	1,584	(820)	—	—	(820)
Foreign currency impact	—	—	—	—	—	—	(370)	(370)

Ending balance	$154,003	$14,317	$—	$168,320	$152,419	$14,317	$—	$166,736

Other, in the table above, relates to income tax adjustments affecting the fair value of assets acquired and liabilities assumed related to the Crisa acquisition.

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis would be considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. When performing our test for impairment, we use the market approach, which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2009 and 2008 did not indicate an impairment of goodwill. There were also no indicators of impairment at December 31, 2009. However, the severe global economic downturn during the later part of the fourth quarter of 2008 represented a significant adverse change in our business environment, which was considered an indicator of impairment. An updated goodwill impairment analysis was performed as of December 31, 2008. As a result of this analysis, goodwill impairment of $9.4 million was recorded in 2008 in our International operations, and was included in Impairment of goodwill on the Consolidated Statement of Operations. This has been our only goodwill impairment in the International segment. We have recorded no accumulated goodwill impairment in our North American Glass segment since this company’s inception in 1993. The total accumulated goodwill impairment in our North American Other segment is $5.4 million, related to the impairment of goodwill at Syracuse China in 2005.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2009	2008

Land	$22,632	$23,748
Buildings	89,863	88,965
Machinery and equipment	438,541	444,136
Furniture and fixtures	13,696	16,691
Software	20,240	21,241
Construction in progress	8,587	20,705

Gross property, plant and equipment	593,559	615,486
Less accumulated depreciation	303,546	300,639

Net property, plant and equipment	$290,013	$314,847

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $41.7 million, $42.9 million and $39.9 million for the years 2009, 2008, and 2007, respectively.

During 2008, we recorded $9.7 million of reductions in the carrying value of our long-lived assets in accordance with FASB ASC 360 (formerly SFAS No. 144). This charge was included in special charges on the Consolidated Statement of Operations. Under FASB ASC 360, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The announcement of the closure of the Syracuse China reporting unit indicated that the carrying value of our long-lived assets may not be recoverable and we performed an impairment review. We then recorded impairment charges for property, plant and equipment to the extent the amounts by which the carrying amounts of these assets exceeded their fair values. Fair value was determined by appraisals. See note 7 for further discussion of these and other special charges.

In addition, in 2008 we wrote off certain fixed assets within our North American Glass reporting segment that had become idled and were no longer being used in our production process. A non-cash charge of $4.5 million was recorded in Cost of sales on the Consolidated Statements of Operation in 2008. See note 7 for further discussion of these special charges.

6.	Borrowings

On June 16, 2006, Libbey Glass Inc. issued $306.0 million aggregate principal amount of floating rate senior secured notes (Senior Notes) due June 1, 2011, and $102.0 million aggregate principal amount of senior subordinated secured pay-in-kind notes (Old PIK Notes), due December 1, 2011. Concurrently, Libbey Glass Inc. entered into a new $150 million Asset Based Loan facility (ABL Facility) expiring December 16, 2010. There have been significant changes to each of these debt instruments recently. On October 28, 2009, we exchanged our Old PIK Notes for senior subordinated secured notes (New PIK Notes) and additional common stock and warrants to purchase common stock of Libbey Inc. For further details of this transaction, please see the detailed discussion of the PIK Notes below. During February, 2010, in conjunction with a $400.0 million debt offering, we repurchased the Senior Notes, redeemed the remaining PIK Notes and amended and restated the ABL Facility. For further discussion of these transactions, see note 20 to the Consolidated Financial Statements.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Borrowings consist of the following:

	Interest		December 31,	December 31,
	Rate	Maturity Date	2009	2008

Borrowings under ABL facility	Floating	December 16, 2010	$—	$34,538
Senior notes	Floating(1)	June 1, 2011	306,000	306,000
PIK notes prior to October, 2009 exchange (Old PIK Notes)(2)(3)	16.00%	December 1, 2011	—	148,946
PIK notes after October, 2009 exchange (New PIK Notes)(3)	0.00%	June 1, 2021	80,431	—
Promissory note	6.00%	January 2010 to September 2016	1,492	1,666
Notes payable	Floating	January 2010	672	3,284
RMB loan contract	Floating	July 2012 to January 2014	36,675	36,675
RMB working capital loan	Floating	March 2010(4)	7,335	7,335
Obligations under capital leases	Floating	May 2009	—	302
BES Euro line	Floating	December 2010 to December 2013	14,190	15,507
Other debt	Floating	September 2009	—	630

Total borrowings			446,795	554,883
Less — unamortized discounts and warrants			1,749	4,626
Plus — Carrying value in excess of principal on New PIK Notes(3)			70,193	—

Total borrowings — net			515,239	550,257
Less — current portion of borrowings			10,515	4,401

Total long-term portion of borrowings — net			$504,724	$545,856

(1)	See Interest Rate Protection Agreements below.

(2)	Additional PIK notes were issued each June 1 and December 1, commencing on December 1, 2006, to pay the semi-annual interest. During the first three years, ending on June 1, 2009, interest was payable by the issuance of additional PIK notes.

(3)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. We recorded the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million.

(4)	Subsequent to December 31, 2009, the terms of the RMB working capital loan were extended. Under the new terms, the loan matures in January, 2011.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Annual maturities for all of our total borrowings (excluding the impact of item (4) above) for the next five years and beyond are as follows:

2010	2011	2012	2013	2014	Thereafter

$10,515	$309,375	$14,439	$22,552	$9,022	$80,892

ABL Facility

The ABL Facility is with a group of six banks and provides for a revolving credit and swing line facility permitting borrowings for Libbey Glass and Libbey Europe up to an aggregate of $150.0 million, with Libbey Europe’s borrowings being limited to $75.0 million. Borrowings under the ABL Facility mature December 16, 2010. Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to €7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.0 percent and 1.75 percent, respectively, at December 31, 2009. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2009. There were no Libbey Glass borrowings under the facility at December 31, 2008, while Libbey Europe had outstanding borrowings of $34.5 million at December 31, 2008. The interest rate was 5.02 percent at December 31, 2008. Interest is payable on the last day of the interest period, which can range from one month to six months.

All borrowings under the ABL Facility are secured by a first priority security interest in (i) substantially all assets of (a) Libbey Glass and (b) substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries, (ii) (a) 100 percent of the stock of Libbey Glass, (b) 100 percent of the stock of substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries, (c) 100 percent of the non-voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries and (d) 65 percent of the voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries, and (iii) substantially all proceeds and products of the property and assets described in clauses (i) and (ii) of this sentence. Additionally, borrowings by Libbey Europe under the ABL Facility are secured by a first priority security interest in (i) substantially all of the assets of Libbey Europe, the parent of Libbey Europe and certain of its subsidiaries, (ii) 100 percent of the stock of Libbey Europe and certain subsidiaries of Libbey Europe, and (iii) substantially all proceeds and products of the property and assets described in clauses (i) and (ii) of this sentence. Libbey pays a Commitment Fee, as defined by the ABL Facility, on the total credit provided under the Facility. The Commitment Fee varies depending on our aggregate availability. The Commitment Fee was 0.25 percent at December 31, 2009. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $15.0 million. If our aggregate unused ABL availability falls below $15.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. The fixed charge coverage ratio is defined as earnings before interest, taxes, depreciation, amortization and minority interest (EBITDA) minus capital expenditures to fixed charges (EBITDA minus capital expenditures / fixed charges). Among the items included in the calculation of fixed charges are: cash interest expense, scheduled principal payments on outstanding debt and capital lease obligations, taxes paid in cash, dividends paid in cash and required cash contributions to our pension plans in excess of expense.

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

The available total borrowing base is offset by real estate and ERISA reserves totaling $8.2 million and mark-to-market reserves for natural gas of $3.9 million. The ABL Facility also provides for the issuance of

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

$30.0 million of letters of credit, which are applied against the $150.0 million limit. At December 31, 2009, we had $9.9 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the ABL Facility was $79.2 million at December 31, 2009 and $44.6 million at December 31, 2008.

We amended and restated this ABL Facility in February 2010. See note 20 for a further discussion of this subsequent event.

Senior Notes

In 2006, Libbey Glass and Libbey Inc. entered into a purchase agreement pursuant to which Libbey Glass agreed to sell $306.0 million aggregate principal amount of floating rate senior secured notes due 2011 to the initial purchasers named in a private placement. The net proceeds, after deducting a discount and the estimated expenses and fees, were approximately $289.8 million. On February 15, 2007, we exchanged $306.0 million aggregate principal amount of our floating rate senior secured notes due 2011, which were registered under the Securities Act of 1933, as amended (Senior Notes), for the notes sold in the private placement. The Senior Notes bear interest at a rate equal to six-month LIBOR plus 7.0 percent and were offered at a discount of 2 percent of face value. Interest with respect to the Senior Notes is payable semiannually on June 1 and December 1. The stated interest rate was 7.48 percent at December 31, 2009. Neither the Senior Notes nor the indenture governing them contain financial covenants.

The interest rate protection agreements previously entered into with respect to $200.0 million of debt have all matured as of December 1, 2009.

The Senior Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary guarantor (see Note 19). The Senior Notes and related guarantees have the benefit of a second-priority lien, subject to permitted liens, on collateral consisting of substantially all the tangible and intangible assets of Libbey Glass and its domestic subsidiary guarantors that secure all of the indebtedness under Libbey Glass’s ABL Facility. The Collateral does not include the assets of non-guarantor subsidiaries that secure the ABL Facility.

The Senior Notes were repurchased in February 2010, in conjunction with a $400.0 million debt offering. See note 20 for a further discussion of this subsequent event.

PIK Notes

Concurrently with the execution of the purchase agreement with respect to the Senior Notes, Libbey Glass and Libbey Inc. entered into a purchase agreement (Unit Purchase Agreement) pursuant to which Libbey Glass agreed to sell, to a purchaser named in the private placement, units consisting of $102.0 million aggregate principal amount 16.0 percent senior subordinated secured pay-in-kind notes due 2011 (Old PIK Notes) and detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) exercisable on or after June 16, 2006 and expiring on December 1, 2011. The warrant holders do not have voting rights. The net proceeds, after deducting a discount and estimated expenses and fees, were approximately $97.0 million. The proceeds were allocated between the Warrants and the underlying debt based on their respective fair values at the time of issuance. The amount allocated to the Warrants has been recorded in capital in excess of par value, with the offset recorded as a discount on the underlying debt. Each Warrant is exercisable at $11.25. The Old PIK Notes were offered at a discount of 2 percent of face value. Interest is payable semiannually on June 1 and December 1, but during the first three years interest is payable by issuance of additional Old PIK Notes. Under the original terms and conditions, interest on the Old PIK Notes would have been payable in cash beginning on December 1, 2009. However, these terms and conditions were modified as part of the PIK Note exchange transaction which occurred in October, 2009, described in further detail below. Neither the Old PIK Notes nor the indenture governing them contain financial covenants.

The obligations of Libbey Glass under the Old PIK Notes are guaranteed by Libbey Inc. and all of Libbey Glass’s existing and future domestic subsidiaries that guarantee any of Libbey Glass’s debt or debt of any subsidiary

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

guarantor (see note 19). The Old PIK Notes and related guarantees are senior subordinated obligations of Libbey Glass and the guarantors of the Old PIK Notes and are entitled to the benefit of a third-priority lien, subject to permitted liens, on the collateral that secures the Senior Notes.

On October 28, 2009, we entered into a transaction with Merrill Lynch PCG, Inc. (the “Investor”) to exchange the existing 16.0 percent Old PIK Notes due in December 2011, for a combination of debt and equity securities (Exchange Transaction). Pursuant to the Exchange Transaction, Old PIK Notes having an outstanding principal balance of approximately $160.9 million have been exchanged for new Senior Subordinated Secured Notes due in June 2021 (New PIK Notes) having a principal amount of approximately $80.4 million, together with common stock and warrants in Libbey Inc. Interest due under the New PIK Notes accrues at zero percent until the date (FRN Redemption Date) that is the first to occur of (a) December 10, 2010 or (b) the date on which the Senior Notes due 2011 are redeemed or paid in full. If the New PIK Notes have not been repaid in full on or before the FRN Redemption Date, interest under the New PIK Notes will accrue at the rate of 16.0 percent per annum and be payable semi-annually in cash or in additional New PIK Notes, at the option of Libbey Glass.

The New PIK Notes mature on the earlier to occur of (a) June 1, 2021 or (b) the date that is 180 days after the maturity date of any part of any debt that refinances the Senior Notes. In no event, however, will the New PIK Notes mature prior to September 1, 2011. The New PIK Notes are subordinated to the Senior Notes and secured by a third-priority lien on collateral in the same manner as the Old PIK Notes and contain covenants that are substantially similar to the Old PIK Notes. Neither the New PIK Notes nor the indenture governing them contain financial covenants.

We also issued to the Investor 933,145 shares of Libbey Inc. common stock and warrants (Series I Warrants) conveying the right to purchase, for $0.01 per share, an additional 3,466,856 shares of the Company’s common stock. The amount allocated to the Series I Warrants has been recorded in capital in excess of par value, with the offset recorded against the carrying value of the New PIK Notes. Collectively this represents approximately 22.5 percent of the Company’s common stock outstanding following the Exchange Transaction.

We will issue additional warrants to the Investor if:

•	The New PIK Notes remain outstanding on the FRN Redemption Date, in which case we will issue to the Investor warrants (Series II Warrants) conveying the right to purchase, for $0.01 per share, an additional 10 percent of the Company’s common stock then outstanding (on a fully diluted basis, subject to certain exceptions).

•	The New PIK Notes remain outstanding on the 180th day, 210th day and/or 240th day after the date of issuance of the Series II Warrant (Series II Date), in which case we will issue to the Investor on the 180th, 210th and/or 240th day after the Series II Date, as applicable, additional warrants (Series III Warrants) conveying the right to purchase, for $0.01 per share, an additional 3.33 percent of the Company’s common stock outstanding (on a fully diluted basis, subject to certain exception) on the Series II Date.

The percentage of the Company’s outstanding common stock that is represented by the Series II and Series III Warrants issuable to the Investor will be reduced on a pro rata basis to the extent the principal balance of the New PIK Notes has been reduced as of the date of issuance of the warrants. All warrants issued to the Investor will expire ten years from the date of issuance. Issuance to the Investor of the Series II Warrants and Series III Warrants will be deferred if and to the extent that issuance of the Series II Warrants or Series III Warrants would cause the Investor’s beneficial ownership of the Company’s common stock to exceed 29.5 percent of the Company’s then outstanding common stock (Cap). The Investor would be required to sell down its common stock in order to receive the remaining portion of the warrants. The Investor is prohibited from attaining beneficial ownership of the Company’s common stock in excess of the Cap. These provisions are designed so that in no event will the Investor’s ownership of common stock or warrants trigger a change of control under Libbey’s existing debt and management change in control agreements. As of December 31, 2009 no Series II or Series III Warrants were issued and no accounting treatment was required.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Management evaluated the application of FASB ASC 470-50, “Modifications and Extinguishments” and FASB ASC 470-60, “Troubled Debt Restructuring by Debtors” and concluded that the Exchange Transaction constituted a troubled debt restructuring, rather than a debt modification or extinguishment. Under FASB ASC 470-60, the carrying value of the New PIK Note is $150.6 million which is comprised of the $80.4 million principal amount and an excess carrying amount of $70.2 million. $2.7 million of costs associated with the Exchange Transaction have been expensed in interest expense on the Consolidated Statements of Operations. The remainder of the costs associated with the Exchange Transaction of $1.8 million are related to the equity issued and have been recorded in capital in excess of par value on the Consolidated Balance Sheets, and also as shown in the Consolidated Statement of Shareholders’ Deficit.

On February 8, 2010, in conjunction with a $400.0 million debt offering we redeemed the New PIK Notes. We will recognize a gain of approximately $70.2 million on the difference between the carrying value and the face value in the first quarter of 2010. See note 20 for further details.

Promissory Note

In September 2001, we issued a $2.7 million promissory note in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2009, and December 31, 2008, we had $1.5 million and $1.7 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.1 million. The $0.7 million outstanding at December 31, 2009, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.80 percent. Interest with respect to the note payable is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $36.7 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of December 31, 2009, the annual interest rate was 5.35 percent. As of December 31, 2009, the outstanding balance was RMB 250.0 million (approximately $36.7 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.9 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

RMB Working Capital Loan

In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with CCB. The 3-year term loan has a principal payment at maturity on March 14, 2010, has a current interest rate of 5.40 percent, and is secured by a Libbey Inc. guarantee. Subsequent to December 31, 2009, the terms of the working capital loan were extended. Under the new terms, the loan matures in January, 2011. At December 31, 2009, the U.S. dollar equivalent on the line was $7.3 million. Interest is payable quarterly.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

BES Euro Line

In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.8 million) with Banco Espírito Santo, S.A. (BES). The $14.2 million outstanding at December 31, 2009 was the U.S. dollar equivalent of the €9.9 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €1.6 million (approximately $2.3 million) is due in December 2010, payment of €2.2 million (approximately $3.2 million) is due in December 2011, payment of €2.8 million (approximately $4.0 million) is due in December 2012 payment of €3.3 million (approximately $4.7 million) is due in December 2013. Interest with respect to the line is paid every six months.

Other Debt

The other debt of $0.6 million at December 31, 2008 consisted primarily of government-subsidized loans for equipment purchases at Crisal.

Fair Value of Borrowings

The fair value of the Company’s debt has been calculated based on quoted market prices for the same or similar issues. Our floating rate $306 million Senior Notes due June, 2011 had an estimated fair value of $301.4 million and $104.0 million at December 31, 2009 and December 31, 2008, respectively. The $80.4 million New PIK Notes have been held by a single holder since inception, and there is no active market from which a fair value could be derived. The value of the remainder of our debt approximates carrying value due to variable interest rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As indicated in our MD&A “Discussion of 2009 vs. 2008 Cash flow”, during 2009 we generated significant free cash flow from operations. As a result, at December 31, 2009 we had no amounts outstanding under our ABL Facility, although we had $9.9 million of letters of credit issued under that facility. As a result, we had $79.2 million of unused availability remaining under the ABL Facility at December 31, 2009, as compared to $44.6 million of unused availability at December 31, 2008. In addition, we had $55.1 million of cash on hand at December 31, 2009, compared to $13.3 million of cash on hand at December 31, 2008.

On February 8, 2010, we used the proceeds of a debt offering of $400.0 million of senior secured notes due 2015, together with cash on hand, to redeem the $80.4 million face amount of New PIK Notes that were outstanding at that date and to repurchase the $306.0 million of senior secured notes due 2011. We also amended and restated our ABL Facility to, among other things, extend the maturity to 2014 and reduce the amount that we can borrow under that facility from $150.0 million to $110.0 million. In addition, effective February 25, 2010, we extended the maturity of our RMB 50 million working capital loan from March 2010 to January 2011. See note 20 to the Consolidated Financial Statements for more information regarding these subsequent events.

Based on our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further), we anticipate that our cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

7.	Special Charges

Facility Closures

In December 2008, we announced that the Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs, and we accordingly

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

recorded a pretax charge of $29.1 million in 2008. The principal components of the charge included fixed asset write-downs, inventory write-downs, and employee severance related costs for the approximately 305 employees impacted by the closures and pension and postretirement charges.

In 2008 we performed an analysis to determine the appropriate carrying value of inventory located at Syracuse China and Mira Loma. A lower of cost or market adjustment was recorded in the fourth quarter of 2008 in the amount of $9.8 million to properly state our ending inventory values. This charge was included in cost of sales on the 2008 Consolidated Statements of Operations.

In the fourth quarter of 2008, we recorded a $9.7 million reduction in the carrying value of our long-lived assets in accordance with FASB ASC 360 (formerly SFAS No. 144). Under FASB ASC 360, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The announcement of the closure of the Syracuse China reporting unit indicated that the carrying value of our long-lived assets may not be recoverable and we performed an impairment review. We then recorded impairment charges, for property, plant and equipment, based upon the amounts by which the carrying amounts of these assets exceeded their fair values. Fair value was determined by appraisals. This charge was included in special charges on the 2008 Consolidated Statements of Operations.

In 2008 we recorded a charge of $9.0 million related to the announced closures for employee-related costs and other. Of this amount, $4.2 million was included in cost of sales in the 2008 Consolidated Statements of Operations for pension and non-pension postretirement welfare costs. An additional $4.8 million included primarily severance, medical benefits and outplacement services for the employees. This amount was included in special charges in the 2008 Consolidated Statements of Operations.

Further, depreciation expense was increased by $0.3 million at Syracuse in 2008 to reflect the shorter remaining life of the assets. This was recorded in cost of sales on the 2008 Consolidated Statements of Operations, in the North American Other reporting segment.

In addition, natural gas hedges in place for the Syracuse China facility were no longer deemed effective, as the forecasted transactions related to those contracts were not probable of occurring. This resulted in a charge of $0.4 million to other income on the 2008 Consolidated Statements of Operations, in the North American Other reporting segment. See note 13 for further discussion of derivatives.

In 2009 we recorded a pre-tax charge of $3.8 million related to the closures of the Syracuse China manufacturing facility and the Mira Loma, California distribution center that were announced in 2008. The principal components of the charge included building site clean up, inventory write-downs related to work-in-process and raw materials of $1.0 million net of fixed asset recoveries (net of write-downs), employee severance related costs and other of $1.7 million and pension and postretirement charges of $0.3 million. Further, depreciation expense was increased by $0.7 million at Syracuse in the first quarter of 2009 to reflect the shorter life of the remaining assets. In addition, natural gas hedges of $0.2 million for the Syracuse China facility were charged to other income on the 2009 Consolidated Statements of Operations, in the North American Other reporting segment. See note 13 for further discussion of derivatives.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the facility closure charge in 2009 and 2008:

	December 31, 2009			December 31, 2008
	North	North		North	North
	American	American		American	American
	Glass	Other	Total	Glass	Other	Total

Inventory write-down	$—	$977	$977	$192	$9,576	$9,768
Pension & postretirement welfare	—	278	278	—	4,170	4,170
Fixed asset depreciation	—	705	705	—	261	261

Included in cost of sales	—	1,960	1,960	192	14,007	14,199
Fixed asset write-down	112	(138)	(26)	65	9,660	9,725
Employee termination cost & other	(98)	1,755	1,657	618	4,202	4,820

Included in special charges	14	1,617	1,631	683	13,862	14,545
Ineffectiveness of natural gas hedge	—	232	232	—	383	383

Included in other income	—	232	232	—	383	383

Total pretax charge	$14	$3,809	$3,823	$875	$28,252	$29,127

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2009:

	Reserve					Reserve
	Balances	Total	Cash	Inventory &		Balances at
	at January 1,	Charge to	(Payments)	Fixed Asset	Non-Cash	December 31,
	2009	Earnings	Receipts	Write Downs	Utilization	2009

Inventory write-down	$—	$977	$137	$(1,114)	$—	$—
Pension & postretirement welfare	—	278	—	—	(278)	—
Fixed asset depreciation	—	705	—	—	(705)	—
Fixed asset write-down	—	(26)	444	(112)	—	306
Employee termination cost & other	4,248	1,657	(5,683)	—	488	710
Ineffectiveness of natural gas hedges	—	232	—	—	(232)	—

Total	$4,248	$3,823	$(5,102)	$(1,226)	$(727)	$1,016

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2008:

	Reserve					Reserve
	Balances	Total		Inventory &		Balances at
	at January 1,	Charge to	Cash	Fixed Asset	Non-Cash	December 31,
	2008	Earnings	Payments	Write Downs	Utilization	2008

Inventory write-down	$—	$9,768	$—	$(9,768)	$—	$—
Pension & postretirement welfare	—	4,170	—	—	(4,170)	—
Fixed asset depreciation	—	261	—	—	(261)	—
Fixed asset write-down	—	9,725	—	(9,725)	—	—
Employee termination cost & other	—	4,820	(8)	—	(564)	4,248
Ineffectiveness of natural gas hedges	—	383	—	—	(383)	—

Total	$—	$29,127	$(8)	$(19,493)	$(5,378)	$4,248

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The ending balances of $1.0 million and $4.2 million for 2009 and 2008, respectively, were included in accrued special charges on the Consolidated Balance Sheets. We expect the 2009 balance to result in cash payments in 2010. These charges were recorded in the North American Other and North American Glass reporting segments in 2009.

Write-off of Finance Fees

In October 2009, we wrote off $2.7 million of finance fees incurred in connection with the exchange of the Old PIK Notes. These charges were recorded as interest expense on the Consolidated Statement of Operations and are reflected in the North American Glass reporting segment. See note 6 for further discussion.

Intangible Asset Impairment

Goodwill and intangible assets were tested for impairment in accordance with FASB ASC Topic 350 and an impairment charge was incurred in 2008 in the amount of $11.9 million for both goodwill and intangibles associated with Royal Leerdam and Crisal, which are in our International reporting segment. $9.4 million of this charge was included in impairment of goodwill and $2.5 million was recorded in special charges on the Consolidated Statements of Operations. For further discussion of goodwill and intangibles impairment, see note 4.

Fixed Asset Impairment

During 2008, we wrote down certain fixed assets within our North American Glass segment that had become idled and no longer were being used in our production process. The non-cash charge of $4.5 million was included in cost of sales on the Consolidated Statements of Operations.

Summary of Total Special Charges

The following table summarizes the special charges mentioned above and their classifications in the Consolidated Statements of Operations:

	December 31,	December 31,
	2009	2008

Cost of sales	$1,960	$18,681
Impairment of goodwill	—	9,434
Special charges	1,631	17,000
Other income	232	383
Interest expense	2,700	—

Total special charges	$6,523	$45,498

There were no special charges recorded in 2007.

8.	Income Taxes

The provisions (benefits) for income taxes were calculated based on the following components of (loss) earnings before income taxes:

Year Ended December 31,	2009	2008	2007

United States	$(25,385)	$(79,496)	$(11,871)
Non-U.S.	(653)	5,347	20,862

Total (loss) earnings before tax	$(26,038)	$(74,149)	$8,991

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The current and deferred provisions (benefits) for income taxes were:

Year Ended December 31,	2009	2008	2007

Current:
U.S. federal	$11,436	$(724)	$(6,768)
Non-U.S.	10,782	2,798	3,207
U.S. state and local	170	181	132

Total current income tax provision (benefit)	22,388	2,255	(3,429)

Deferred:
U.S. federal	(16,053)	1,855	16,752
Non-U.S.	(3,570)	2,204	(2,183)
U.S. state and local	(15)	—	158

Total deferred income tax (benefit) provision	(19,638)	4,059	14,727

Total:
U.S. federal	(4,617)	1,131	9,984
Non-U.S.	7,212	5,002	1,024
U.S. state and local	155	181	290

Total income tax provision	$2,750	$6,314	$11,298

The significant components of our deferred income tax assets and liabilities are as follows:

December 31,	2009	2008

Deferred income tax assets:
Pension	$38,558	$31,305
Nonpension postretirement benefits	24,820	22,244
Other accrued liabilities	16,843	30,733
Receivables	2,201	2,414
Cancellation of indebtedness income	27,300	—
Net operating loss carry forwards	15,969	30,379
Tax credits	10,143	8,862

Total deferred income tax assets	135,834	125,937

Deferred income tax liabilities:
Property, plant and equipment	26,248	23,102
Inventories	8,210	7,400
Intangibles and other assets	12,172	12,920

Total deferred income tax liabilities	46,630	43,422

Net deferred income tax asset before valuation allowance	89,204	82,515
Valuation allowance	(98,989)	(87,442)

Net deferred income tax liability	$(9,785)	$(4,927)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The net deferred income tax assets at December 31 of the respective year-ends were included in the Consolidated Balance Sheet as follows:

December 31,	2009	2008

Current deferred income tax liability	$(3,560)	$(1,279)
Noncurrent deferred income tax liability	(6,225)	(3,648)

Net deferred income tax liability	$(9,785)	$(4,927)

The 2009 deferred income tax asset for net operating loss carry forwards of $16.0 million relates to pre-tax losses incurred in the Netherlands of $21.6 million, in Mexico of $4.3 million, in Portugal of $11.3 million, in China of $14.9 million, in U.S. federal of $5.9 million and in U.S. state and local jurisdictions of $36.2 million. During 2009, we utilized $35.3 million in U.S. federal net operating loss carry forwards, which carried a full valuation allowance, principally due to the cancellation of indebtedness income (see note 6) and a change in tax law resulting in a five year net operating loss carry back. Our foreign net operating loss carry forwards of $52.1 million will expire between 2011 and 2018. Our U.S. federal net operating loss carry forward of $5.9 million will expire in 2028. The U.S. state and local net operating loss carry forward of $35.9 million will expire between 2017 and 2029. The 2008 deferred asset for net operating loss carry forwards of $30.4 million relates to pre-tax losses incurred in the Netherlands of $17.7 million, in Mexico of $5.0 million, in Portugal of $14.3 million, in China of $8.8 million, in U.S. federal of $51.4 million, and state and local jurisdictions of $45.2 million.

The Company has a tax holiday in China, which will expire in 2013. The Company recognized no benefit from the tax holiday in 2009, 2008 or 2007.

The 2009 deferred tax credits of $10.1 million consist of $3.0 million U.S. federal tax credits and $7.1 million Non-U.S. credits. The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested, general business credits, and alternative minimum tax credits. The general business credits primarily consist of federal empowerment zone credits and research credits. The Non-U.S. credits of $7.1 million, which is related to withholding tax on inter-company debt in the Netherlands, can be carried forward indefinitely. The 2008 deferred tax credits of $8.9 million consist of $2.0 million U.S. federal tax credits and $6.9 million of Non-U.S. credits.

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

The valuation allowance activity for the years ended December 31 is as follows:

Year Ended December 31,	2009	2008	2007

Beginning balance	$87,442	$28,855	$6,575
Charged to provision for income taxes	8,140	37,247	18,917
Charged to other comprehensive income	3,407	21,340	3,363

Ending balance	$98,989	$87,442	$28,855

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The valuation allowance increased $11.6 million in 2009 from $87.4 million at December 31, 2008 to $99.0 million at December 31, 2009. The 2009 valuation allowance of $99.0 million consists of $80.6 million related to U.S. entities and $18.4 million is related to Non-U.S. entities. The 2009 increase of $11.6 million is attributable to the current year change in deferred tax assets. The valuation allowance increased $58.5 million in 2008 from $28.9 million at December 31, 2007 to $87.4 million at December 31, 2008. The 2008 increase of $58.5 million was primarily attributable to increases in net operating loss carry forwards, long-lived asset impairment changes, pension and non-pension postretirement benefits, and the recording of a partial valuation allowance for Portugal.

Reconciliation from the statutory U.S. federal income tax rate of 35.0 percent to the consolidated effective income tax rate was as follows:

Year Ended December 31,	2009	2008	2007

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	9.9	4.7	(73.2)
U.S. state and local income taxes, net of related U.S. federal income taxes	(0.6)	(0.2)	6.2
U.S. federal credits	—	1.0	(5.9)
Permanent adjustments	(14.8)	(2.6)	32.1
Non-U.S. federal credits	—	4.8	(69.2)
Valuation allowance	(31.3)	(50.3)	210.5
Income tax impact pursuant to Crisa acquisition	(12.1)	—	—
Other	3.3	(0.9)	(9.8)

Consolidated effective income tax rate	(10.6)%	(8.5)%	125.7%

During 2009, the Company identified an income tax adjustment related to the 2006 Crisa acquisition as reflected in the table above. After review, management believes these items did not have a material impact on the financial statements.

Significant components of our refundable and prepaid income taxes, classified in the Consolidated Balance Sheet as prepaid and other current assets, are as follows:

December 31,	2009	2008

U.S. federal	$3,077	$1,102
Non-U.S.	(2,486)	1,276
U.S. state and local	(116)	(76)

Total prepaid income taxes	$475	$2,302

U.S. income taxes and non-U.S. withholding taxes were not provided on a cumulative total of approximately $37.5 million at December 31, 2009 and $20.4 million at December 31, 2008 of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in the non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.

The company is subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, the company establishes reserves for tax uncertainties based on estimates of whether additional

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FASB ASC 740 (formerly FIN 48.)

At December 31, 2009, we had $1.0 million of total gross unrecognized tax benefits, of which approximately $1.0 million would impact the effective tax rate, if recognized. At December 31, 2008, we had $2.3 million of total gross unrecognized tax benefits, of which approximately $0.9 million would impact the effective tax rate, if recognized. At December 31, 2007, we had $2.7 million of total gross unrecognized tax benefits, of which approximately $1.3 million would impact the effective tax rate, if recognized. During 2009, we released $2.4 million of total gross unrecognized tax benefits due to settlements reached with taxing authorities. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008	2007

Beginning balance	$2,301	$2,729	$7,162
Additions based on tax positions related to the current year	1,180	29	143
Additions for tax positions of prior years	—	1,567	1,090
Reductions for tax positions of prior years	(229)	(1,020)	(2,754)
Reductions due to lapse of statute of limitations	137	(1,004)	(2,201)
Reductions due to settlements with tax authorities	(2,360)	—	(711)

Ending balance	$1,029	$2,301	$2,729

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. We recognized a $0.5 million benefit in 2009, a $0.5 million benefit in 2008 and a $0.2 million benefit in 2007 in our Consolidated Statements of Operations from a reduction in interest and penalties for uncertain tax positions. In addition we had $2.0 million, $2.5 million and $3.0 million accrued for interest and penalties, net of tax benefit at December 31, 2009, 2008 and 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As of December 31, 2009, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years

Canada	2006-2009
China	2006-2009
Mexico	2004-2009
Netherlands	2008-2009
Portugal	2006-2009
United States	2008-2009

9.	Pension

We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding new hires at Shreveport after 2008). The non-U.S. pension plans cover the employees of our wholly owned subsidiaries Royal Leerdam and Crisa. The Crisa plan is not funded.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Effect on Operations

The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans			Non-U.S. Plans			Total
Year Ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost (benefits earned during the period)	$5,050	$5,388	$5,923	$1,354	$1,669	$1,849	$6,404	$7,057	$7,772
Interest cost on projected benefit obligation	15,623	15,634	14,606	4,147	4,729	4,013	19,770	20,363	18,619
Expected return on plan assets	(17,573)	(17,567)	(16,039)	(2,530)	(3,265)	(2,750)	(20,103)	(20,832)	(18,789)
Amortization of unrecognized:
Prior service cost (credit)	2,242	2,381	2,086	(207)	(212)	(187)	2,035	2,169	1,899
Actuarial loss	960	1,308	2,140	375	293	347	1,335	1,601	2,487
Transition obligations	—	—	—	113	142	143	113	142	143
Curtailment charge	—	1,070	—	—	—	—	—	1,070	—
Settlement charge	3,661	—	—	—	—	—	3,661	—	—

Pension expense	$9,963	$8,214	$8,716	$3,252	$3,356	$3,415	$13,215	$11,570	$12,131

In 2009, we incurred pension settlement charges of $3.7 million. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.

In the fourth quarter of 2008 we incurred a pension curtailment charge of $1.1 million related to the announced closing of our Syracuse China plant. See note 7 for further discussion.

Actuarial Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Discount rate	5.62% to 5.96%	6.41% to 6.48%	5.50% to 8.50%	5.70% to 8.50%
Rate of compensation increase	2.25% to 4.50%	2.63% to 5.25%	2.00% to 4.30%	2.00% to 4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.41% to 6.48%	6.16% to 6.32%	5.82% to 5.91%	5.70% to 8.50%	5.50% to 8.50%	4.50% to 8.75%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.75%	6.00%	6.50%	6.50%
Rate of compensation increase	2.63% to 5.25%	3.00% to 6.00%	3.00% to 6.00%	2.00% to 4.30%	2.00% to 4.30%	2.00% to 3.50%

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

expected return and the actual return on plan assets is deferred and amortized over five years. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense (income).

Future benefits are assumed to increase in a manner consistent with past experience of the plans, which, to the extent benefits are based on compensation, includes assumed compensation increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

We account for our defined benefit pension plans on an expense basis that reflects actuarial funding methods. The actuarial valuations require significant estimates and assumptions to be made by management, primarily with respect to the discount rate and expected long-term return on plan assets. These assumptions are all susceptible to changes in market conditions. The discount rate is based on representative bond yield curves. In determining the expected long-term rate of return on plan assets, we consider historical market and portfolio rates of return, asset allocations and expectations of future rates of return. We evaluate these critical assumptions on our annual measurement date of December 31st. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year often will differ from actuarial assumptions because of demographic, economic and other factors.

Considering 2009 results, the disclosure below provides a sensitivity analysis of the impact that changes in the significant assumptions would have on 2009 and 2010 pension expense and 2010 funding requirements:

		Estimated
	Percentage	Effect on Annual Expense:
Assumption	Point Change	2009	2010
	(In thousands)

Discount rate	1.0 percent change	$1,600	$3,200
Long-term rate of return on assets	1.0 percent change	$2,200	$2,400

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2009	2008	2009	2008	2009	2008

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$256,871	$253,814	$60,897	$72,772	$317,768	$326,586
Service cost	5,050	5,388	1,354	1,669	6,404	7,057
Interest cost	15,623	15,634	4,147	4,729	19,770	20,363
Plan amendments	—	688	—	—	—	688
Exchange rate fluctuations	—	—	2,833	(7,897)	2,833	(7,897)
Actuarial loss (gains)	27,910	(5,040)	1,239	(7,089)	29,149	(12,129)
Plan participants’ contributions	—	—	1,079	1,090	1,079	1,090
Curtailments	—	(258)	—	—	—	(258)
Settlements	(6,445)	—	—	—	(6,445)	—
Benefits paid	(20,208)	(13,355)	(2,348)	(4,377)	(22,556)	(17,732)

Projected benefit obligation, end of year	$278,801	$256,871	$69,201	$60,897	$348,002	$317,768

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$170,354	$206,943	$45,482	$49,304	$215,836	$256,247
Actual return on plan assets	26,540	(44,671)	1,944	(3,362)	28,484	(48,033)
Exchange rate fluctuations	—	—	820	(2,039)	820	(2,039)
Employer contributions	9,244	21,437	2,838	4,866	12,082	26,303
Plan participants’ contributions	—	—	1,079	1,090	1,079	1,090
Benefits paid	(20,208)	(13,355)	(2,348)	(4,377)	(22,556)	(17,732)

Fair value of plan assets, end of year	$185,930	$170,354	$49,815	$45,482	$235,745	$215,836

Funded ratio	66.7%	66.3%	72.0%	74.7%	67.7%	67.9%
Funded status and net accrued pension benefit cost	$(92,871)	$(86,517)	$(19,386)	$(15,415)	$(112,257)	$(101,932)

The 2009 net accrued pension benefit cost of $112.3 million is represented by a non-current asset in the amount of $9.4 million, a current liability in the amount of $2.0 million and a long-term liability in the amount of $119.7 million on the Consolidated Balance Sheet. The 2008 net accrued pension benefit cost of $101.9 million is represented by a non-current asset in the amount of $9.4 million, a current liability in the amount of $1.8 million and a long-term liability in the amount of $109.5 million on the Consolidated Balance Sheet. The current portion reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2009 and 2008, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2009	2008	2009	2008	2009	2008

Net actuarial loss	$95,648	$87,771	$9,215	$6,483	$104,863	$94,254
Prior service cost	10,064	12,306	2,151	1,905	12,215	14,211
Transition obligation	—	—	483	574	483	574

Total cost	$105,712	$100,077	$11,849	$8,962	$117,561	$109,039

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2009, that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

	U.S. Plans	Non-U.S. Plans	Total

Net actuarial loss	$3,912	$404	$4,316
Prior service cost (credit)	2,328	(1)	2,327
Transition obligation	—	118	118

Total cost	$6,240	$521	$6,761

We contributed $9.2 million to the U.S. pension plans in 2009, compared to $21.4 million in 2008. We contributed $2.8 million in 2009 to the non-U.S. pension plan compared to $4.9 million in 2008. It is difficult to estimate future cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. The recent decline in current market conditions has resulted in decreased valuations of our pension plan assets. Based on actuarial valuations and current pension funding requirements, we do not currently anticipate significant changes to current cash contribution levels in 2010. We currently anticipate making cash contributions of approximately $9.5 million into the U.S. pension plans and approximately $3.4 million into the non-U.S. pension plans in 2010. However, it is possible that greater cash contributions may be required in 2011. Although a continued decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently to not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year	U.S. Plans	Non-U.S. Plans	Total

2010	$16,735	$2,684	$19,419
2011	$17,358	$2,935	$20,293
2012	$18,151	$2,754	$20,905
2013	$19,120	$3,026	$22,146
2014	$19,684	$3,612	$23,296
2015-2019	$106,955	$25,296	$132,251

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan asset at December 31, 2009 and 2008 were as follows:

December 31, 2009	U.S. Plans	Non-U.S. Plans	Total

Projected benefit obligation	$278,801	$28,839	$307,640
Accumulated benefit obligation	$274,266	$22,531	$296,797
Fair value of plan assets	$185,930	$—	$185,930

December 31, 2008	U.S. Plans	Non-U.S. Plans	Total

Projected benefit obligation	$256,871	$24,767	$281,638
Accumulated benefit obligation	$252,228	$20,832	$273,060
Fair value of plan assets	$170,354	$—	$170,354

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2009 and 2008 and the target allocation for 2010, by asset category, are as follows.

	Target
	Allocation	Percentage of Plan Assets at Year End
U.S. Plans Asset Category	2010	2009	2008

Equity securities	45%	48%	44%
Debt securities	35%	34%	37%
Real estate	5%	5%	4%
Other	15%	13%	15%

Total	100%	100%	100%

The asset allocation for our Royal Leerdam pension plans at the end of 2009 and 2008 and the target allocation for 2010, by asset category, are as follows.

	Target
	Allocation	Percentage of Plan Assets at Year End
Non-U.S. Plans Asset Category	2010	2009	2008

Equity securities	19%	19%	24%
Debt securities	65%	64%	58%
Real estate	11%	11%	12%
Other	5%	6%	6%

Total	100%	100%	100%

Our investment strategy is to control and manage investment risk through diversification across asset classes and investment styles, within established target asset allocation ranges. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. Assets will be diversified among a mix of traditional investments in equity and fixed income instruments, as well as alternative investments including real estate and hedge funds. It would be anticipated that a modest allocation to cash would exist within the plans, since each investment manager is likely to hold some cash in the portfolio with the goal of ensuring that sufficient liquidity will be available to meet expected cash flow requirements.

Our investment valuation policy is to value the investments at fair value. All investments are valued at their respective net asset values as calculated by the Trustee. Underlying equity securities for which market quotations are readily available are valued at the last reported readily available sales price on their principal exchange on the valuation date or official close for certain markets. Fixed income investments are valued on a basis of valuations furnished by a trustee-approved pricing service, which determines valuations for normal institutional-size trading units of such securities which are generally recognized at fair value as determined in good faith by the Trustee. Short-term investments, if any, are stated at amortized cost, which approximates fair value. The fair value of investments in real estate funds is based on valuation of the fund as determined by periodic appraisals of the underlying investments owned by the respective fund. The fair value of hedge funds is based on the net asset values provided by the fund manager. Investments in registered investments companies or collective pooled funds, if any, are valued at their respective net asset value.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820 , the Company’s pension plan assets at fair value as of December 31, 2009:

Investments	Level One	Level Two	Level Three	Total

Cash & cash equivalents	$—	$957	$—	$957
Real Estate	—	232	5,401	5,633
Equities	—	109,290	—	109,290
Fixed income	—	94,179	—	94,179
Hedge funds	—	—	25,686	25,686

Total	$—	$204,658	$31,087	$235,745

The following is a reconciliation for which Level three inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of December 31, 2008	$34,056
Change in unrealized appreciation (depreciation)	3,721
Net purchases (sales)	(6,690)

Ending balance of assets classified as Level 3 as of December 31, 2009	$31,087

10.	Nonpension Postretirement Benefits

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans			Non- U.S. Plans			Total
Year Ended December 31,	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost (benefits earned during the period)	$1,333	$1,099	$795	$1	$1	$1	$1,334	$1,100	$796
Interest cost on projected benefit obligation	3,783	2,979	2,245	112	129	94	3,895	3,108	2,339
Amortization of unrecognized:
Prior service cost (credit)	(418)	2,967	(884)	—	—	—	(418)	2,967	(884)
(Gain) loss	764	239	79	(34)	(33)	(51)	730	206	28
Curtailment (credit) charge	(94)	—	—	—	—	—	(94)	—	—

Nonpension postretirement benefit expense	$5,368	$7,284	$2,235	$79	$97	$44	$5,447	$7,381	$2,279

Prior service cost for 2008 includes a charge of $3.1 million to write off unrecognized prior service cost related to the announced closure of our Syracuse China manufacturing operation. See note 7 for further discussion.

Actuarial Assumptions

The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Discount rate	5.54%	6.36%	5.42%	5.89%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.36%	6.16%	5.77%	5.89%	5.14%	4.87%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Initial health care trend	8.00%	7.50%	8.00%	7.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	6	5	6	5

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The health care cost trend rate represents our expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date.

Sensitivity to changes in key assumptions is as follows:

•	A 1.0 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•	A 1.0 percent change in the discount rate would change the nonpension postretirement expense by $0.4 million.

Accumulated Postretirement Benefit Obligation

The components of our nonpension postretirement benefit obligation are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2009	2008	2009	2008	2009	2008

Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$59,854	$46,878	$2,027	$2,317	$61,881	$49,195
Service cost	1,333	1,099	1	1	1,334	1,100
Interest cost	3,783	2,979	112	129	3,895	3,108
Plan participants’ contributions	1,416	1,092	—	70	1,416	1,162
Plan amendments	—	3,429	—	—	—	3,429
Actuarial loss	4,958	8,292	76	240	5,034	8,532
Exchange rate fluctuations	—	—	333	(560)	333	(560)
Curtailments	(7)	—	—	—	(7)	—
Benefits paid	(4,545)	(3,915)	(198)	(170)	(4,743)	(4,085)

Benefit obligation, end of year	$66,792	$59,854	$2,351	$2,027	$69,143	$61,881

Funded status and accrued benefit cost	$(66,792)	$(59,854)	$(2,351)	$(2,027)	$(69,143)	$(61,881)

The 2009 net accrued postretirement benefit cost of $69.1 million is represented by a current liability in the amount of $4.3 million and a long-term liability in the amount of $64.8 million on the Consolidated Balance Sheet. The 2008 net accrued postretirement benefit cost of $61.9 million is represented by a current liability in the amount of $4.7 million and a long-term liability in the amount of $57.2 million on the Consolidated Balance Sheet.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2009, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2009	2008	2009	2008	2009	2008

Net actuarial loss (gain)	$19,534	$15,347	$(566)	$(597)	$18,968	$14,750
Prior service cost	2,602	2,091	—	—	2,602	2,091

Total cost (credit)	$22,136	$17,438	$(566)	$(597)	$21,570	$16,841

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts in accumulated other comprehensive loss of December 31, 2009, that are expected to be recognized as a credit to net periodic benefit cost during 2010 are as follows:

	U.S. Plans	Non U.S. Plans	Total

Net actuarial loss (gain)	$944	$(22)	$922
Prior service credit	(10)	—	(10)

Total cost (credit )	$934	$(22)	$912

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year	U.S. Plans	Non U.S. Plans	Total

2010	$4,198	$165	$4,363
2011	$4,679	$168	$4,847
2012	$5,142	$168	$5,310
2013	$5,505	$169	$5,674
2014	$5,826	$168	$5,994
2015-2019	$28,518	$791	$29,309

Prior to September 1, 2008, we also provided retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This was an insured, premium-based arrangement. Related to this plan, approximately $0.5 million was charged to expense for the years ended December 31, 2008 and 2007. During the second quarter of 2008, we amended our U.S. non-pension postretirement plans to cover employees and retirees previously covered under the multi-employer plan. This plan amendment was effective September 1, 2008 and resulted in a charge of $3.4 million to other comprehensive loss during the second quarter of 2008.

11.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31,	2009	2008	2007

Numerator for earnings per share — net (loss) income that is available to common shareholders	$(28,788)	$(80,463)	$(2,307)

Denominator for basic earnings per share — weighted-average shares outstanding	15,149,013	14,671,500	14,472,011

Effect of dilutive securities(1)	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	15,149,013	14,671,500	14,472,011

Basic loss per share	$(1.90)	$(5.48)	$(0.16)

Diluted loss per share	$(1.90)	$(5.48)	$(0.16)

(1)	The effect of employee stock options, warrants, restricted stock units and performance shares, 733,908 shares for the year ended December 31, 2009, were anti-dilutive and thus not included in the earnings per share calculation. The effect of employee stock options, warrants, restricted stock units, performance shares and the employee stock purchase plan, (ESPP), 237,802 and 283,009 shares for the years ended December 31, 2008 and 2007, respectively, were anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

When applicable, diluted shares outstanding include the dilutive impact of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

12.	Employee Stock Benefit Plans

We have three stock-based employee compensation plans. We also had an Employee Stock Purchase Plan (ESPP) under which eligible employees could purchase a limited number of shares of Libbey Inc. common stock at a discount. The ESPP was terminated effective May 31, 2009.

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” and FASB ASC Topic 505-50, “Equity — Equity Based Payment to Non-Employees” (formerly SFAS No. 123-R, “Accounting for Stock-Based Compensation”), which requires the measurement and recognition of compensation expense for all share-based awards to our employees and directors. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. FASB ASC 718 and FASB ASC 505-50 apply to all of our outstanding unvested share-based payment awards.

Equity Participation Plan Program Description

We have three equity participation plans: (1) the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees, (2) the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. and (3) the Libbey Inc. 2006 Omnibus Incentive Plan. Although options previously granted under the Libbey Inc. Amended and Restated Stock Option Plan for Key Employees and the Amended and Restated 1999 Equity Participation Plan of Libbey Inc. remain outstanding, no further grants of equity-based compensation may be made under those plans. However, up to a total of 1,500,000 shares of Libbey Inc. common stock are available for issuance as equity-based compensation under the Libbey Inc. 2006 Omnibus Incentive Plan. Under the Libbey Inc. 2006 Omnibus Incentive Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2009, there were grants of 346,021 stock options, 8,717 performance shares, 260,271 restricted stock units and 2,700 stock appreciation rights. During 2008, there were grants of 147,976 stock options, 80,368 performance shares, 100,725 restricted stock units and 1,500 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2009, is generally four years. All grants of equity-based compensation are amortized over the vesting period in accordance FASB ASC 718 (formerly SFAS No. 123-R) expense attribution methodology. The impact of applying the provisions of FASB ASC 718 is a pre-tax compensation expense of $2.4 million, $3.5 million and $3.4 million in selling, general and administrative expenses in the Consolidated Statement of Operations for 2009, 2008 and 2007, respectively.

Non-Qualified Stock Option and Employee Stock Purchase Plan (ESPP) Information

We had an ESPP under which 950,000 shares of common stock had been reserved for issuance. Eligible employees could purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminated on May 31, 2009. In 2009 and 2008, shares issued under the ESPP totaled 362,011 and 113,247, respectively. Due to termination of the Plan, at December 31, 2009 there were no shares available for issuance under the ESPP. At December 31, 2008, 456,200 shares were available for issuance under the ESPP. Repurchased common stock was used to fund the ESPP.

A participant could elect to have payroll deductions made during the offering period in an amount not less than 2 percent and not more than 20 percent of the participant’s compensation during the option period. The option period started on the offering date (June 1st) and ended on the exercise date (May 31st). In no event could the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

the ESPP were nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP would be assumed or the successor corporation or a parent or subsidiary of such successor corporation would substitute an equivalent option. Compensation expense for 2009, 2008 and 2007 related to the ESPP was $(0.1) million, $0.6 million and $0.5 million, respectively. The credit in expense for 2009 was attributable to the reversal of expense related to the employees who elected to cancel their participation in the plan prior to the plan’s May 31, 2009 termination.

Stock option compensation expense of $1.0 million, $1.1 million and $0.8 million is included in the Consolidated Statements of Operations for 2009, 2008 and 2007, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were 346,021 stock option grants made during 2009. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during 2009 is $0.74. There were 147,976 and 284,132 stock option grants made during 2008 and 2007, respectively. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of option granted during 2008 and 2007 was $7.34 and $7.22, respectively. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions:

	2009	2008	2007

Stock option grants:
Risk-free interest	2.78%	3.30%	4.64%
Expected term	6.3 years	6.3 years	6.1 years
Expected volatility	74.00%	48.20%	47.40%
Dividend yield	0.00%	0.65%	0.71%
Employee Stock Purchase Plan:
Risk-free interest	Not Applicable	2.18%	4.91%
Expected term	Not Applicable	12 months	12 months
Expected volatility	Not Applicable	57.30%	60.04%
Dividend yield	Not Applicable	0.89%	0.43%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•	The expected term represents the period of time the options are expected to be outstanding. Additionally, we use historical data to estimate option exercises and employee forfeitures. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed based on historic stock prices commensurate with the expected term of the option. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Information with respect to our stock option activity for 2009, 2008, and 2007 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price per	Contractual Life	Intrinsic
Options	Shares	Share	(In years)	Value

Outstanding balance at December 31, 2006	1,411,626	$27.43	5	$100
Granted	284,132	14.60
Exercised	(7,920)	11.11
Canceled	(167,542)	31.26

Outstanding balance at December 31, 2007	1,520,296	24.67	5	$1,181
Granted	147,976	15.08
Exercised	—	—
Canceled	(194,295)	34.98

Outstanding balance at December 31, 2008	1,473,977	22.37	5	$—
Granted	346,021	1.09
Exercised	—	—
Canceled	(175,831)	29.05

Outstanding balance at December 31, 2009	1,644,167	$17.18	6	$2,258

Exercisable at December 31, 2009	1,070,798	$22.48		$112

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. FASB ASC Topic 718 (formerly SFAS No. 123-R) requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows. There were no stock options exercised during 2009 or 2008 and 7,920 stock options exercised in 2007.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $7.65 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2009, 1,070,798 outstanding options were exercisable, and the weighted average exercise price was $22.48. As of December 31, 2008, 1,076,152 outstanding options were exercisable, and the weighted average exercise price was $25.16. As of December 31, 2007, 1,183,286 outstanding options were exercisable, and the weighted average exercise price was $27.70.

As of December 31, 2009, $0.6 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next two years on a weighted-average basis. The total fair value of shares vested during 2009 is $0.9 million. Shares issued for exercised options are issued from treasury stock.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our nonvested stock option activity for 2009, 2008 and 2007:

		Weighted-Average
	Shares	Value (per Share)

Nonvested at January 1, 2007	95,836	$3.82
Granted	284,132	$7.22
Vested	(34,172)	$3.75
Canceled	(8,786)	$4.57

Nonvested at December 31, 2007	337,010	$6.67
Granted	147,976	$7.34
Vested	(87,536)	$5.54
Canceled	—	$—

Nonvested at December 31, 2008	397,450	$7.17
Granted	346,021	$0.74
Vested	(159,221)	$5.70
Canceled	(10,881)	$5.13

Nonvested at December 31, 2009	573,369	$3.74

Performance Share Information

Performance share compensation expense of $0.5 million, $0.2 million and $0.6 million for 2009, 2008 and 2007, respectively, is included in our Statement of Operations.

Under the Libbey Inc. 2006 Omnibus Incentive Plan, we grant select executives and key employees performance shares. The number of performance shares granted to an executive is determined by dividing the value to be transferred to the executive, expressed in U.S. dollars and determined as a percentage of the executive’s long-term incentive target (which in turn is a percentage of the executive’s base salary on January 1 of the year in which the performance shares are granted), by the average closing price of Libbey Inc. common stock over a period of 60 consecutive trading days ending on the date of the grant. The only performance shares that were awarded in 2009 related to performance cycles that began in 2007 and 2008. The number of those performance shares, which were awarded to a new executive, was determined using the average month-end closing price of Libbey Inc. common stock over a period of twelve months ending January 31, 2009.

The performance shares are settled by issuance to the executive of one share of Libbey Inc. common stock for each performance share earned. Performance shares are earned only if and to the extent we achieve certain company-wide performance goals over performance cycles of between 1 and 3 years.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity for performance shares under the Libbey Inc. 2006 Omnibus Incentive Plan for 2009, 2008 and 2007 is presented below:

Performance Shares	Shares

Outstanding balance at January 1, 2007	71,139
Granted	71,644
Issued	(29,185)
Canceled	—

Outstanding balance at December 31, 2007	113,598
Granted	80,368
Issued	(14,626)
Canceled	—

Outstanding balance at December 31, 2008	179,340
Granted	8,717
Issued	(13,896)
Canceled	(2,300)

Outstanding balance at December 31, 2009	171,861

Of this amount, 48,034 performance shares were earned as of December 31, 2009, and as a result, 48,034 shares of Libbey Inc. common stock were issued in February 2010 to the executives in settlement of these performance shares.

The weighted-average grant-date fair value of the performance shares granted during 2009, 2008 and 2007 was $1.41, $15.35 and $12.97 per share, respectively. As of December 31, 2009, there was $0.3 million of total unrecognized compensation cost related to nonvested performance shares granted. That cost is expected to be recognized over a period of one year. Shares issued for performance share awards are issued from treasury stock.

Stock and Restricted Stock Unit Information

Compensation expense of $1.0 million, $1.6 million and $1.5 million for 2009, 2008 and 2007, respectively, is included in our Statement of Operations to reflect grants of restricted stock units and of stock.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity for restricted stock units under the Libbey Inc. 2006 Omnibus Incentive Plan for 2009 and 2008 is presented below:

Restricted Stock Units	Shares

Outstanding balance at January 1, 2007	—
Granted	190,304
Awarded	(20,146)
Canceled	—

Outstanding balance at January 1, 2008	170,158
Granted	100,725
Awarded	(67,972)
Canceled	(300)

Outstanding balance at December 31, 2008	202,611
Granted	260,271
Awarded	(170,154)
Canceled	—

Outstanding balance at December 31, 2009	292,728

The weighted-average grant-date fair value of the restricted stock units granted during 2009, 2008 and 2007 was $1.26, $14.63 and $13.91, respectively. As of December 31, 2009, there was $0.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a period of 4 years. Shares issued for restricted stock unit awards are issued from treasury stock.

Employee 401(k) Plan Retirement Fund and Non-Qualified Deferred Executive Compensation Plans

We sponsor the Libbey Inc. salary and hourly 401(k) plans (the Plan) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary on a pre-tax basis, up to the annual IRS limits. We matched 100 percent on the first 1 percent and matched 50 percent on the next two to five percent of pretax contributions to a maximum of 3.5 percent of compensation. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. The company suspended matching contributions under the Plans for salaried and non-union employees effective March 16, 2009, and they were reinstated December 1, 2009. Therefore, the maximum matching contribution that we may allocate to each participant’s account did not exceed $8,575 for the Salary Plan or $7,350 for the Hourly Plan for the 2009 calendar year due to the $245,000 annual limit on eligible earnings imposed by the Internal Revenue Code. Starting in 2003, we used treasury stock for the company match contributions to the Plans; however, we discontinued that practice as to salaried positions beginning January 1, 2007, and effective January 1, 2008 we discontinued that practice with hourly positions also. All matching contributions are now made in cash and vest immediately.

Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50 percent of their eligible compensation or the limit of $5,000 set forth in the Internal Revenue Code for the 2009 calendar year. The catch-up contributions are not eligible for matching contributions.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Effective January 1, 2009, we have a non-qualified Executive Deferred Compensation Plan (EDCP). Under the EDCP, executives and other members of senior management may elect to defer base salary (including vacation pay and holiday pay), cash incentive and bonus compensation and equity-based compensation. We provide matching contributions on excess contributions in the same manner as we provide matching contributions under our 401(k) plan.

At the end of 2008, the non-qualified Executive Savings Plan (ESP) was frozen. The ESP was for those employees whose salary exceeded the IRS limit. Libbey matched employee contributions under the ESP in the same manner as we provided matching contributions under our 401(k) plan.

Our matching contributions to all Plans totaled $1.3 million, $2.6 million and $2.6 million in 2009, 2008, and 2007, respectively.

13.	Derivatives

We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts originally designated to expected purchases at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. Changes in the effective portion of the fair value of these hedges are recorded in Other Comprehensive Income (Loss) (OCI). While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging”, (formerly FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”).

During December 2008, we announced the closing of the Syracuse China facility in early April 2009 (see note 7). At the time of the announcement we held natural gas contracts for the Syracuse China facility with a settlement date after March 2009 of 165,000 million British Thermal Units (BTU’s). The closure of this facility has rendered the forecasted transactions related to these contracts not probable of occurring. Under FASB ASC 815 “Derivatives and Hedging”, when the forecasted transactions of a hedging relationship becomes not probable of occurring, the gains or losses that have been classified in OCI in prior periods for those contracts effected should be reclassified into earnings. We recognized $0.2 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively, in other income (expense) on the Consolidated Statement of Operations relating to these contracts.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Notional Amounts

As of December 31, 2009, we had commodity contracts for 3,610,000 million British Thermal Units (BTUs) of natural gas. The Interest Rate Protection Agreements all expired on December 1, 2009. At December 31, 2008, we had Interest Rate Protection Agreements for $200.0 million of variable rate debt and commodity contracts for 5,280,000 million BTUs of natural gas. In January 2008, we entered into a series of foreign currency contracts to sell Canadian dollars. As of December 31, 2008, all of these currency contracts had expired.

Fair Values

The following table provides the fair values our derivative financial instruments for the periods presented:

	Liability Derivatives:
	December 31, 2009		December 31, 2008
Derivatives Designated as	Balance		Balance
Hedging Instruments	Sheet	Fair	Sheet	Fair
Under FASB ASC 815:	Location	Value	Location	Value

Interest rate contracts	Derivative liability	$—	Derivative liability	$6,761
Natural gas contracts	Derivative liability	3,129	Derivative liability	10,908
Natural gas contracts	Other long-term liabilities	1,982	Other long-term liabilities	3,500

Total designated		5,111		21,169
Derivatives undesignated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability	217	Derivative liability	267
Natural gas contracts	Other long-term liabilities	79	Other long-term liabilities	193

Total undesignated		296		460

Total		$5,407		$21,629

Change in value of derivatives

Most of our derivatives qualify and are designated as cash flow hedges (except certain natural gas contracts originally designated to expected purchases at Syracuse China) at December 31, 2009. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income on the Consolidated Statement of Operations. We recognized losses of

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

$0.2 million and $0.5 million and income of $0.4 million for December 31, 2009, 2008 and 2007, respectively, representing the total ineffectiveness of all cash flow hedges.

	Amount of Derivative Gain/(loss)
	Recognized in OCI (Effective Portion)
Year Ended December 31,	2009	2008	2007

Derivatives in Cash Flow Hedging relationships:
Interest rate contracts	$6,322	$(790)	$(6,501)
Natural gas contracts	(8,976)	(15,447)	(3,656)

Total	(2,654)	(16,237)	(10,157)

		Gain/(Loss) Reclassified from Accumulated Other
Year Ended December 31,		Comprehensive Income (Loss) to Consolidated Statement of Operations (Effective Portion)
Derivative:	Location:	2009	2008	2007

Interest rate contracts	Interest expense	$6,316	$3,263	$22
Natural gas contracts	Cost of sales	(18,269)	(2,431)	(6,027)

Total impact on net income (loss)		$(11,953)	$832	$(6,005)

Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009 as well as decreased production at some of our plants. As a result, we recorded expense of $0.2 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively.

The following table provides the impact on the Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges:

Year Ended December 31,		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative:	Location:	2009	2008	2007

Natural gas contracts	Other income	$(155)	$(461)	$423

Total		$(155)	$(461)	$423

As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Consolidated Statement of Operations. Similarly, as fixed interest payments are made pursuant to the interest rate protection agreements, they are recorded together with the related receipt of variable interest receipts, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated other comprehensive loss related to the interest rate agreements. We received (paid) additional cash interest of $(6.8) million, $(2.7) million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively, due to the difference between the contractual fixed interest rates in our interest rate protection agreements and the variable interest rates associated with our long-term debt. As reflected in the above table, we paid cash of $18.3 million, $2.4 million and $6.0 million in the years ended December 31, 2009, 2008 and 2007, respectively due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $3.3 million of expense in our Consolidated Statement of Operations.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Gains and losses for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

Year Ended December 31,
Derivative:	Location:	2009	2008	2007

Currency contracts	Other income	$—	$(359)	$369

Total		$—	$(359)	$369

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate, natural gas and foreign currency hedges, as the counterparties are established financial institutions. All counterparties were rated BBB+ or better as of December 31, 2009, by Standard and Poor’s.

14.	Comprehensive Income (Loss)

Total comprehensive (loss) income (net of tax) includes:

Year Ended December 31,	2009	2008	2007

Net loss	$(28,788)	$(80,463)	$(2,307)
Effect of derivatives, net of tax (below)	12,440	(10,300)	(3,224)
Minimum pension liability and intangible pension asset, net of tax provision of $227, $282 and $0	(13,479)	(58,607)	(2,956)
Effect of exchange rate fluctuation	1,101	(4,402)	9,712

Total comprehensive (loss) income	$(28,726)	$(153,772)	$1,225

Accumulated other comprehensive loss (net of tax) includes:

December 31,	2009	2008	2007

Minimum pension liability and intangible pension asset	$(116,886)	$(103,407)	$(44,800)
Derivatives	(4,170)	(16,610)	(6,310)
Exchange rate fluctuation	5,332	4,231	8,633

Total	$(115,724)	$(115,786)	$(42,477)

The change in other comprehensive loss related to cash flow hedges is as follows:

Year Ended December 31,	2009	2008	2007

Change in fair value of derivative instruments	$15,613	$(13,690)	$(3,224)
Less: Income tax provision (benefit)	(3,173)	3,390	—

Other comprehensive loss related to derivatives	$12,440	$(10,300)	$(3,224)

The following table identifies the detail of cash flow hedges in accumulated other comprehensive loss:

December 31,	2009	2008	2007

Balance at beginning of year	$(16,610)	$(6,310)	$(3,086)
Current year impact of changes in value (net of tax):
Rate agreements	6,322	(1,077)	(6,423)
Natural gas	6,118	(9,223)	3,199

Subtotal	12,440	(10,300)	(3,224)

Balance at end of year	$(4,170)	$(16,610)	$(6,310)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

15.	Fair Value

Current accounting rules for Fair Value Accounting under U.S. GAAP were issued by the FASB in 2006 under SFAS 157, “Fair Value Measurements” These rules have been incorporated primarily into FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and FASB ASC Topic 250, “Accounting Changes and Error Corrections.” We adopted these rules for Fair Value Accounting as of January 1, 2008, but we had not applied them to non-recurring, nonfinancial assets and liabilities. We adopted Fair Value Accounting rules for nonrecurring, nonfinancial assets and liabilities as of January 1, 2009. The adoption of these rules had no impact on our fair value measurements. FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(5,407)	$—	$(5,407)

Total derivative liability	$—	$(5,407)	$—	$(5,407)

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(14,868)	$—	$(14,868)
Interest rate protection agreements	$—	$(6,761)	$—	$(6,761)

Total derivative liability	$—	$(21,629)	$—	$(21,629)

The fair values of our interest rate protection agreements are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our commodity futures natural gas contracts are determined using observable market inputs. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative liability is recorded on the Consolidated Balance Sheets with $3.3 million in derivative liability and $2.1 million in other long-term liabilities as of December 31, 2009. As of December 31, 2008, $17.9 million was recorded in derivative liability and $3.7 million in other long-term liabilities.

The commodity futures natural gas contracts and interest rate protection agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $17.9 million, $18.5 million and $15.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rentals under operating leases are as follows:

					2015 and
2010	2011	2012	2013	2014	Thereafter

$17,370	$14,920	$12,007	$10,587	$9,520	$53,347

17.	Other Income

Items included in other income in the Consolidated Statements of Operations are as follows:

Year Ended December 31,	2009	2008	2007

Gain on sales of land at Syracuse and Royal Leerdam	$—	$—	$5,457
Gain on currency translation	2,766	668	1,962
Hedge ineffectiveness(1)	(155)	(461)	423
Other non-operating income	1,442	912	936

Total other income	$4,053	$1,119	$8,778

(1)	Includes expense of $0.2 million and $0.4 million related to gas hedges at Syracuse China in 2009 and 2008, respectively. See Note 7.

18.	Segments

We have three reportable segments from which we derive revenue from external customers. Some operating segments were aggregated to arrive at the disclosed reportable segments. The segments are distinguished as follows:

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The accounting policies of the segments are the same as those described in note 2. We do not have any customers who represent 10 percent or more of total sales. We evaluate the performance of our segments based upon sales and Earnings Before Interest and Taxes (EBIT). Intersegment sales are consummated at arm’s length and are reflected in eliminations in the table below.

December 31,	2009	2008	2007

Net sales:
North American Glass	$522,575	$554,128	$568,495
North American Other	87,041	111,029	121,217
International	145,023	153,532	136,727
Eliminations	(6,004)	(8,482)	(12,279)

Consolidated	$748,635	$810,207	$814,160

EBIT:
North American Glass	$33,727	$25,495	$54,492
North American Other	9,802	(17,696)	15,670
International	(2,862)	(12,228)	4,717

Consolidated	$40,667	$(4,429)	$74,879

Special charges (excluding write-off of financing fees) (see note 7):
North American Glass	$14	$5,356	$—
North American Other	3,809	28,252	—
International	—	11,890	—

Consolidated	$3,823	$45,498	$—

Depreciation & amortization:
North American Glass	$24,806	$26,004	$25,558
North American Other	2,052	3,123	3,328
International	16,308	15,303	12,686

Consolidated	$43,166	$44,430	$41,572

Capital expenditures:
North American Glass	$10,317	$21,170	$25,711
North American Other	339	611	1,474
International	6,349	23,936	15,936

Consolidated	$17,005	$45,717	$43,121

Total assets:
North American Glass	$856,711	$840,403	$927,431
North American Other	53,029	54,089	83,064
International	436,594	429,749	443,132
Eliminations	(551,521)	(502,687)	(554,156)

Consolidated	$794,813	$821,554	$899,471

Reconciliation of EBIT to net loss:
Segment EBIT	$40,667	$(4,429)	$74,879
Interest expense	(66,705)	(69,720)	(65,888)
Income taxes	(2,750)	(6,314)	(11,298)

Net loss	$(28,788)	$(80,463)	$(2,307)

Net sales to customers and long-lived assets located in the U.S., Mexico, and Other regions for 2009, 2008 and 2007 are presented below. Intercompany sales to affiliates represent products that are transferred between

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

	United States	Mexico	All Other	Eliminations	Consolidated

2009
Net sales:
Customers	$435,500	$104,254	$208,881		$748,635
Intercompany	42,832	6,958	7,927	$(57,717)	—

Total net sales	$478,332	$111,212	$216,808	$(57,717)	$748,635

Long-lived assets	$126,371	$195,648	$136,314	$—	$458,333

2008
Net sales:
Customers	$451,794	$131,383	$227,030		$810,207
Intercompany	50,825	9,402	3,555	$(63,782)	—

Total net sales	$502,619	$140,785	$230,585	$(63,782)	$810,207

Long-lived assets	$136,934	$199,583	$145,066	$—	$481,583

2007
Net sales:
Customers	$459,294	$123,966	$230,900		$814,160
Intercompany	52,617	8,774	2,925	$(64,316)	—

Total net sales	$511,911	$132,740	$233,825	$(64,316)	$814,160

Long-lived assets	$158,187	$202,924	$143,551	$—	$504,662

19.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc. as described below. All are related parties that are included in the Consolidated Financial Statements for the year ended December 31, 2009, 2008 and 2007.

At December 31, 2009, December 31, 2008 and December 31, 2007, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2009	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$385,467	$87,041	$325,175	$(49,048)	$748,635
Freight billed to customers	—	601	839	165	—	1,605

Total revenues	—	386,068	87,880	325,340	(49,048)	750,240
Cost of sales	—	310,031	68,505	287,607	(49,048)	617,095

Gross profit	—	76,037	19,375	37,733	—	133,145
Selling, general and administrative expenses	—	53,906	7,954	33,040	—	94,900
Special charges	—	14	1,617	—	—	1,631

Income (loss) from operations	—	22,117	9,804	4,693	—	36,614
Other income (expense)	—	3,533	(138)	658	—	4,053

Earnings (loss) before interest and income taxes	—	25,650	9,666	5,351	—	40,667
Interest expense	—	60,798	1	5,906	—	66,705

Earnings (loss) before income taxes	—	(35,148)	9,665	(555)	—	(26,038)
Provision (benefit) for income taxes	—	(7,275)	1,666	8,359	—	2,750

Net income (loss)	—	(27,873)	7,999	(8,914)	—	(28,788)
Equity in net income (loss) of subsidiaries	(28,788)	(915)	—	—	29,703	—

Net income (loss)	$(28,788)	$(28,788)	$7,999	$(8,914)	$29,703	$(28,788)

The following represents the total special charges included in the above Statement of Operations (see note 7):

Special charges included in:
Cost of sales	$—	$—	$1,960	$—	$—	$1,960
Special charges	—	14	1,617	—	—	1,631
Other income (expense)	—	—	(232)	—	—	(232)
Interest expense	—	2,700	—	—	—	2,700

Total pretax special charges	$—	$2,714	$3,809	$—	$—	$6,523

Special charges net of tax	$—	$2,714	$3,809	$—	$—	$6,523

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2008	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$392,738	$111,029	$363,625	$(57,185)	$810,207
Freight billed to customers	—	743	1,220	459	—	2,422

Total revenues	—	393,481	112,249	364,084	(57,185)	812,629
Cost of sales	—	345,669	104,683	310,125	(57,185)	703,292

Gross profit	—	47,812	7,566	53,959	—	109,337
Selling, general and administrative expenses	—	44,269	11,265	32,917	—	88,451
Special charges	—	683	13,861	11,890	—	26,434

Income (loss) from operations	—	2,860	(17,560)	9,152	—	(5,548)
Other income (expense)	—	(2,332)	(504)	3,955	—	1,119

Earnings (loss) before interest and income taxes	—	528	(18,064)	13,107	—	(4,429)
Interest expense	—	62,730	1	6,989	—	69,720

Earnings (loss) before income taxes	—	(62,202)	(18,065)	6,118	—	(74,149)
Provision (benefit) for income taxes	—	(7,380)	9,284	4,410	—	6,314

Net income (loss)	—	(54,822)	(27,349)	1,708	—	(80,463)
Equity in net income (loss) of subsidiaries	(80,463)	(25,641)	—	—	106,104	—

Net income (loss)	$(80,463)	$(80,463)	$(27,349)	$1,708	$106,104	$(80,463)

The following represents the total special charges included in the above Statement of Operations (see note 7):

Special charges included in:
Cost of sales	$—	$3,795	$14,007	$879	$—	$18,681
Special charges	—	683	13,861	11,890	—	26,434
Other income (expense)	—	—	(383)	—	—	(383)

Total pretax special charges	$—	$4,478	$28,251	$12,769	$—	$45,498

Special charges net of tax	$—	$4,478	$28,251	$12,523	$—	$45,252

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2007	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$409,788	$121,217	$341,799	$(58,644)	$814,160
Freight billed to customers	—	566	1,341	300	—	2,207

Total revenues	—	410,354	122,558	342,099	(58,644)	816,367
Cost of sales	—	335,575	96,934	284,833	(58,644)	658,698

Gross profit	—	74,779	25,624	57,266	—	157,669
Selling, general and administrative expenses	—	46,551	11,442	33,575	—	91,568

Income (loss) from operations	—	28,228	14,182	23,691	—	66,101
Other income (expense)	—	4,284	1,334	3,160	—	8,778

Earnings (loss) before interest and income taxes	—	32,512	15,516	26,851	—	74,879
Interest expense	—	60,090	—	5,798	—	65,888

Earnings (loss) before income taxes	—	(27,578)	15,516	21,053	—	8,991
Provision (benefit) for income taxes	—	(34,654)	19,497	26,455	—	11,298

Net income (loss)	—	7,076	(3,981)	(5,402)	—	(2,307)
Equity in net income (loss) of subsidiaries	(2,307)	(9,383)	—	—	11,690	—

Net income (loss)	$(2,307)	$(2,307)	$(3,981)	$(5,402)	$11,690	$(2,307)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Balance Sheet

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2009	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash and equivalents	$—	$37,386	$419	$17,284	$—	$55,089
Accounts receivable — net	—	36,173	5,125	41,126	—	82,424
Inventories — net	—	48,493	18,024	77,498	—	144,015
Other current assets	—	13,840	946	12,382	(15,385)	11,783

Total current assets	—	135,892	24,514	148,290	(15,385)	293,311
Other non-current assets	—	(4,912)	3,535	38,819	(19,134)	18,308
Investments in and advances to subsidiaries	(66,907)	403,403	276,755	140,289	(753,540)	—
Goodwill and purchased intangible assets — net	—	26,833	15,771	150,577	—	193,181

Total other assets	(66,907)	425,324	296,061	329,685	(772,674)	211,489
Property, plant and equipment — net	—	79,773	5,990	204,250	—	290,013

Total assets	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

Accounts payable	$—	$13,503	$3,289	$42,046	$—	$58,838
Accrued and other current liabilities	—	48,440	9,375	35,064	(8,848)	84,031
Notes payable and long-term debt due within one year	—	215	—	10,300	—	10,515

Total current liabilities	—	62,158	12,664	87,410	(8,848)	153,384
Long-term debt	—	456,152	—	48,572	—	504,724
Other long-term liabilities	—	151,754	15,618	61,911	(25,671)	203,612

Total liabilities	—	670,064	28,282	197,893	(34,519)	861,720
Total shareholders’ equity	(66,907)	(29,075)	298,283	484,332	(753,540)	(66,907)

Total liabilities and shareholders’ equity	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2009	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$(28,788)	$(28,788)	$7,999	$(8,914)	$29,703	$(28,788)
Depreciation and amortization	—	14,678	2,052	26,436	—	43,166
Other operating activities	28,788	55,517	(9,711)	42,879	(29,703)	87,770

Net cash provided by (used in) operating activities	—	41,407	340	60,401	—	102,148
Additions to property, plant & equipment	—	(6,189)	(339)	(10,477)	—	(17,005)
Other investing activities	—	60	5	200	—	265

Net cash provided by (used in) investing activities	—	(6,129)	(334)	(10,277)	—	(16,740)
Net borrowings	—	(174)	—	(39,220)	—	(39,394)
Other financing activities	—	(4,171)	—	—	—	(4,171)

Net cash provided by (used in) financing activities	—	(4,345)	—	(39,220)	—	(43,565)
Exchange effect on cash	—	—	—	(58)	—	(58)

Increase (decrease) in cash	—	30,933	6	10,846	—	41,785
Cash at beginning of period	—	6,453	413	6,438	—	13,304

Cash at end of period	$—	$37,386	$419	$17,284	$—	$55,089

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2008	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$(80,463)	$(80,463)	$(27,349)	$1,708	$106,104	$(80,463)
Depreciation and amortization	—	14,904	3,123	26,403	—	44,430
Other operating activities	80,463	65,694	24,718	(29,778)	(106,104)	34,993

Net cash provided by (used in) operating activities	—	135	492	(1,667)	—	(1,040)
Additions to property, plant & equipment	—	(13,003)	(611)	(32,103)	—	(45,717)
Other investing activities	—	117	—	—	—	117

Net cash provided by (used in) investing activities	—	(12,886)	(611)	(32,103)	—	(45,600)
Net borrowings (repayments)	—	(164)	—	27,458	—	27,294
Other financing activities	—	(1,466)	—	—	—	(1,466)

Net cash provided by (used in) financing activities	—	(1,630)	—	27,458	—	25,828
Exchange effect on cash	—	—	—	(2,423)	—	(2,423)

Increase (decrease) in cash	—	(14,381)	(119)	(8,735)	—	(23,235)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$6,453	$413	$6,438	$—	$13,304

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2007	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$(2,307)	$(2,307)	$(3,981)	$(5,402)	$11,690	$(2,307)
Depreciation and amortization	—	15,144	3,328	23,100	—	41,572
Other operating activities	2,307	605	649	20,321	(11,690)	12,192

Net cash provided by (used in) operating activities	—	13,442	(4)	38,019	—	51,457
Additions to property, plant & equipment	—	(10,508)	(1,474)	(31,139)	—	(43,121)
Other investing activities	—	(3,237)	1,501	9,949	—	8,213

Net cash (used in) investing activities	—	(13,745)	27	(21,190)	—	(34,908)
Net borrowings	—	(155)	—	(20,695)	—	(20,850)
Other financing activities	—	(1,557)	—	—	—	(1,557)

Net cash provided by (used in) financing activities	—	(1,712)	—	(20,695)	—	(22,407)
Exchange effect on cash	—	—	—	631	—	631

Increase (decrease) in cash	—	(2,015)	23	(3,235)	—	(5,227)
Cash at beginning of period	—	22,849	509	18,408	—	41,766

Cash at end of period	$—	$20,834	$532	$15,173	$—	$36,539

20.	Subsequent Events

On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our Old ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10 percent Senior Secured Notes of Libbey Glass due 2015 (New Notes);

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of Senior Notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 16 percent New PIK Notes.

Libbey Glass used the proceeds of the offering of the New Notes, together with cash on hand, to fund the repurchase of the Senior Notes and the redemption of the New PIK Notes, and to pay certain related fees and expenses.

On February 25, 2010, the terms of the RMB working capital loan were extended. Under the new terms, the loan matures in January, 2011.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2009 proforma borrowings consist of the following:

			Actual	Proforma
			December 31,	December 31,
	Interest Rate	Maturity Date	2009	2009

Borrowings under Old ABL Facility	Floating	December 16, 2010	$—	$—
Borrowings under the New ABL Facility	Floating	April 8, 2014	—	—
Senior Notes	Floating	December 1, 2011	306,000	—
New Notes	10.0%	February 15, 2015	—	400,000
New PIK Notes(1)	0.0%	June 1, 2021	80,431	—
Promissory note	6.0%	January 2010 to September 2016	1,492	1,492
Notes payable	Floating	January 2010	672	672
RMB loan contract	Floating	July 2012 to January 2014	36,675	36,675
RMB working capital loan	Floating	March 2010(2)	7,335	7,335
BES Euro line	Floating	December 2010 to December 2013	14,190	14,190

Total borrowings			446,795	460,364
Less — unamortized discounts and warrants			1,749	7,672
Plus — carrying value in excess of principal
on New PIK Notes(1)			70,193	—

Total borrowings — net			515,239	452,692
Less — current portion of borrowings			10,515	10,515

Total long-term portion of borrowings — net			$504,724	$442,177

(1)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we are required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million.

(2)	On February 25, 2010, the terms of the RMB working capital loan were extended. Under the new terms, the loan matures in January, 2011.

Actual annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2010	2011	2012	2013	2014	Thereafter

$10,515	$309,375	$14,439	$22,552	$9,022	$80,892

Proforma maturities for all of our total borrowings for the next five years and beyond are as follows:

2010	2011	2012	2013	2014	Thereafter

$3,180	$10,710	$14,439	$22,552	$9,022	$400,461

Amended and Restated Credit Agreement

Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 (New ABL Facility), between Libbey Glass and Libbey Europe, as borrowers, the Company, as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Bank, N.A., as administrative agent with respect to the U.S. loans (the “U.S. Administrative Agent”), J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent, and the other lenders and agents party thereto. The New ABL Facility replaces the Old ABL Facility and provides for borrowings of up to $110.0 million, subject to certain borrowing base limitations, reserves and outstanding letters of credit.

All borrowings under the New ABL Facility are secured by:

•	a first-priority security interest in substantially all of the existing and future real and personal property (including without limitation tangible and intangible assets) of Libbey Glass and its domestic subsidiaries (other than certain real property and equipment located in the United States and certain general intangibles, instruments, books and records and supporting obligations related to such real property and equipment, and certain proceeds of the foregoing) (the “Credit Agreement Priority Collateral”);

•	a first-priority security interest in:

•	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’ present and future direct and indirect domestic subsidiaries;

•	100 percent of the non-voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries; and

•	65 percent of the voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries;

•	a first priority security interest in substantially all proceeds and products of the property and assets described above; and

•	a second-priority security interest in substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens (the “New Notes Priority Collateral”).

Additionally, borrowings by Libbey Europe under the New ABL Facility are secured by:

•	a first-priority lien on substantially all of the existing and future real and personal property (including without limitation all of the tangible and intangible property) of Libbey Europe and its Dutch subsidiaries; and

•	a first-priority security interest in:

•	100 percent of the stock of Libbey Europe and 100 percent of the stock of substantially all of the Dutch subsidiaries; and

•	100 percent (or a lesser percentage to the extent a security interest in such shares would cause a material tax cost, but in no case less than 65 percent) of the outstanding stock issued by the first tier foreign subsidiaries of Libbey Europe and its Dutch subsidiaries.

The interest rates payable under the New ABL Facility will depend on the type of loan plus an applicable margin. The initial applicable margin of any LIBOR loans made under the New ABL Facility is expected to be 3.50 percent and the initial applicable margin for any CBFR loans made under the New ABL Facility is expected to be 2.50 percent. After six full months, the applicable margin will be subject to adjustment based on established aggregate availability under the New ABL Facility.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

New Notes

On February 8, 2010, Libbey Glass closed its offering of New Notes. The net proceeds of the offering of New Notes were approximately $382.3 million, after taking 1.918 percent original issue discount of $7.7 million into account and deducting fees payable to the initial purchasers.

The New Notes were issued pursuant to an Indenture, dated February 8, 2010 (the “New Notes Indenture”), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (the “Subsidiary Guarantors” and together with the Company, the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “New Notes Trustee”), and collateral agent. Under the terms of the New Notes Indenture, the New Notes bear interest at a rate of 10.0 percent per year and will mature on February 15, 2015. The New Notes Indenture contains covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends, make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.

The New Notes Indenture provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding New Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the New Notes Trustee or holders of at least 25 percent in aggregate principal amount of the then outstanding New Notes may declare all the New Notes to be due and payable immediately.

The New Notes and the related guarantees under the New Notes Indenture are secured by (i) first priority liens on the New Notes Priority Collateral and (ii) second priority liens on the Credit Agreement Priority Collateral.

In connection with the sale of the New Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated February 8, 2010 (the “Registration Rights Agreement”), under which they agreed, pursuant to the terms and conditions set forth therein, to make an offer to exchange the New Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the New Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of New Notes to resell their respective New Notes to the public.

Intercreditor Agreement

On February 8, 2010, Libbey Glass and the Guarantors entered into an intercreditor agreement (the “Intercreditor Agreement”) with the U.S. Administrative Agent under the New ABL Facility and the New Notes Trustee. The Intercreditor Agreement governs the relative priorities (and certain other rights) of the lenders under the New ABL Facility and the holders of the New Notes in respect of the Credit Agreement Priority Collateral and the New Notes Priority Collateral.

Termination of Indenture Governing the Senior Notes

Effective as of February 8, 2010, the indenture governing the Senior Notes, dated as of June 16, 2006, between Libbey Glass, the Company and the other guarantors party thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, has been discharged in accordance with its terms. Libbey Glass cancelled the Senior Notes on February 8, 2010, after repurchasing all of the outstanding Senior Notes through the settlement

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

of its tender offer. In connection with the purchase of the tendered Senior Notes, Libbey Glass paid total consideration of approximately $318.8 million, which consisted of: (i) $306.0 million for the aggregate principal amount tendered, (ii) approximately $4.4 million of accrued and unpaid interest on the tendered Senior Notes and (iii) $8.4 million of additional payments consisting of early call and early tender premiums.

Termination of Indenture Governing the New PIK Notes

Effective as of February 8, 2010, the Amended and Restated Indenture governing the New PIK Notes, dated as of October 28, 2009, between Libbey Glass, the Company and the other guarantors party thereto, as guarantors, and Merrill Lynch PCG, Inc. (“Merrill Lynch PCG”), as initial holder, has been discharged in accordance with its terms. Libbey Glass redeemed and cancelled all of the outstanding the New PIK Notes on February 8, 2010. All of the outstanding $80.4 million of New PIK Notes were held by Merrill Lynch PCG, which is also the beneficial holder of 9.5 percent of the Company’s common stock. The $70.2 million difference between the carrying value of the New PIK Notes of $150.6 million and the face value of $80.4 million will be recognized as a gain in the first quarter of 2010.

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2009 and 2008:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in thousands)

Net sales	$157,853	$187,276	$195,826	$224,828	$186,878	$211,536	$208,078	$186,567
Gross profit	$10,716	$30,337	$34,283	$42,168	$42,960	$37,934	$45,186	$(1,102)
Gross profit margin	6.8%	16.2%	17.5%	18.8%	23.0%	17.9%	21.7%	(0.6)%
Selling, general & administrative expenses	$22,374	$20,859	$22,514	$23,451	$24,811	$23,377	$25,201	$20,764
Special charges	$396	$—	$278	$—	$300	$—	$657	$26,434
Income (loss) from operations (IFO)	$(12,054)	$9,478	$11,491	$18,717	$17,849	$14,557	$19,328	$(48,300)
IFO margin	(7.6)%	5.1%	5.9%	8.3%	9.6%	6.9%	9.3%	(25.9)%
Earnings (loss) before interest and income taxes (EBIT)	$(12,091)	$10,231	$14,249	$19,303	$20,552	$13,557	$17,957	$(47,520)
EBIT margin	(7.7)%	5.5%	7.3%	8.6%	11.0%	6.4%	8.6%	(25.5)%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$(363)	$21,527	$24,767	$30,541	$31,181	$24,456	$28,248	$(36,523)
EBITDA margin	(0.2)%	11.5%	12.6%	13.6%	16.7%	11.6%	13.6%	(19.6)%
Net income (loss)	$(27,893)	$(3,477)	$2,664	$(2,119)	$3,533	$(5,958)	$(7,092)	$(68,909)
Net income margin	(17.7)%	(1.9)%	1.4%	(0.9)%	1.9%	(2.8)%	(3.4)%	(36.9)%
Diluted earnings (loss) per share	$(1.89)	$(0.24)	$0.18	$(0.14)	$0.23	$(0.40)	$(0.45)	$(4.70)
Accounts receivable - net	$74,555	$95,096	$91,252	$111,849	$91,119	$102,781	$82,424	$76,072
DSO	34.9	42.2	44.3	48.6	45.7	44.2	40.2	34.3
Inventories — net	$169,426	$208,180	$145,798	$202,464	$153,523	$204,485	$144,015	$185,242
DIO	79.2	92.5	70.8	88.0	77.1	87.9	70.2	83.5
Accounts payable	$50,896	$66,080	$54,485	$70,246	$52,087	$58,468	$58,838	$54,428
DPO	23.8	29.4	26.5	30.5	26.1	25.1	28.7	24.5
Working capital	$193,085	$237,196	$182,565	$244,067	$192,555	$248,798	$167,601	$206,886
DWC	90.3	105.3	88.6	106.1	96.7	107.0	81.7	93.3
Percent of net sales	24.7%	28.9%	24.3%	29.1%	26.5%	29.3%	22.4%	25.5%
Net cash provided by (used in) operating activities	$14,384	$(28,139)	$24,706	$5,080	$26,639	$13,309	$36,419	$8,710
Free cash flow	$9,511	$(37,450)	$20,117	$(3,175)	$24,074	$990	$31,706	$(7,005)
Total borrowings — net	$540,856	$511,060	$543,032	$536,701	$526,669	$525,702	$515,239	$550,257

The following table represents special charges (see note 7) included in the above quarterly data for the years ended December 31, 2009 and 2008:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008

Special charges included in:
Cost of sales	$1,823	$—	$(2)	$—	$162	$—	$(23)	$18,681
Special charges	396	—	278	—	300	—	657	26,434
Other income (expense)	(229)	—	43	—	(27)	—	(19)	(383)
Interest expense	—	—	—	—	—	—	2,700	—

Total pre-tax special charges	$2,448	$—	$233	$—	$489	$—	$3,353	$45,498

Special charges — net of tax	$2,448	$—	$233	$—	$489	$—	$3,353	$45,252

Stock Market Information

Libbey Inc. common stock is listed for trading on the NYSE Amex exchange under the symbol LBY. The price range for the Company’s common stock as reported by the NYSE Amex exchange and dividends declared for our common stock were as follows:

	2009			2008
			Cash			Cash
	Price Range		Dividend	Price Range		Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$2.05	$0.73	$—	$17.60	$12.96	$0.025
Second Quarter	$2.75	$0.47	$—	$17.81	$7.43	$0.025
Third Quarter	$4.27	$1.30	$—	$11.25	$6.44	$0.025
Fourth Quarter	$7.99	$3.75	$—	$8.63	$1.04	$0.025

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to executive officers of Libbey is incorporated herein by reference to Item 4 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?”, ‘‘— What is the role of the Board’s Committees?” and “— How does the Board select nominees for the Board?” in the Proxy Statement.

Libbey’s Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey’s principal executive officer and principal financial & accounting officer) and employees, as well as the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are posted on Libbey’s website at www.libbey.com. Libbey’s Code of Business Ethics and Conduct is also available to any shareholder who submits a request in writing addressed to Susan A. Kovach, Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. In the event that Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial & accounting officer, Libbey intends to disclose the subsequent information on Libbey’s website.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation Discussion and Analysis” in the Proxy Statement.

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

Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance — Certain Relationships and Related Transactions — What related party transactions involved directors or related parties?” and “— How does the Board determine which directors are considered independent?” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters — Who are Libbey’s auditors?” and “— What fees has Libbey paid to its auditors for fiscal year 2009 and 2008?” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

Page

Reports of Independent Registered Public Accounting Firm	55

Consolidated Balance Sheets at December 31, 2009 and 2008	57

For the years ended December 31, 2009, 2008 and 2007:	58

Consolidated Statements of Operations	59
Consolidated Statements of Shareholders’ Deficit	60

Consolidated Statements of Cash Flows	61

Notes to Consolidated Financial Statements	61

Selected Quarterly Financial Data (Unaudited)	119

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2009, 2008 and 2007 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

Date: March 15, 2010

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

Date: March 15, 2010

/s/  Gregory T. Geswein
Gregory T. Geswein
Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date: March 15, 2010

EXHIBIT INDEX

S-K Item
601 No.		Document

2.0	—	Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to Libbey Inc.’s Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).
2.1	—	Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit 2.2 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).
2.2	—	Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).
3.1	—	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
3.2	—	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, as amended as set forth in Exhibit 3.01 to Libbey Inc’s Form 8-K filed on February 7, 2005, both of which filings are incorporated herein by reference).
3.3	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
3.4	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
4.1	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3).
4.2	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4).
4.3	—	Indenture, dated as of June 16, 2006, by and among Libbey Glass Inc., Libbey Inc., and all of the Libbey Glass Inc.’s direct and indirect Domestic Subsidiaries existing on the Issuance Date and The Bank of New York Trust Company, N.A., with respect to $306.0 million aggregate principal amount of Floating Rate Senior Secured Notes due 2011 (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Secured Note due 2011 (filed as Exhibit 4.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
4.5	—	Registration Rights Agreement, dated June 16, 2006, by and among Libbey Glass Inc., as issuer, Libbey Inc., as Parent Guarantor, and the Guarantors named in Schedule 1 thereto and J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., and BNY Capital Markets, Inc., as initial purchasers (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).
4.6	—	Credit Agreement, dated June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., Libbey Inc., the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, LaSalle Bank Midwest National Association, Wells Fargo Foothill, LLC, Fifth Third Bank, and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference The schedules to such Credit Agreement were filed as Exhibit 4.1 to Registrant’s Form 10-Q filed August 7, 2009 and incorporated herein by reference. The exhibits to such Credit Agreement were filed as Exhibit 4.1 to Registrant’s Form 10-Q filed on November 9, 2009 and incorporated herein by reference).
4.7	—	Indenture, dated June 16, 2006, among Libbey Glass Inc., Libbey Inc., the Subsidiary Guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.8	—	Form of 16 percent Senior Subordinated Secured Pay-in-Kind Note due 2011 (filed as Exhibit 4.6 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.9	—	Warrant, issued June 16, 2006 (filed as Exhibit 4.7 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).

S-K Item
601 No.		Document

4.10	—	Registration Rights Agreement, dated June 16, 2006, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.8 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.11	—	Intercreditor Agreement, dated June 16, 2006, among Libbey Glass Inc., JP Morgan Chase Bank, N.A., The Bank of New York Trust Company, N.A., Merrill Lynch PCG, Inc. and the Loan Parties party thereto (filed as Exhibit 4.9 to Libbey Inc.’s Current Report on Form 8-K filed on June 21, 2006 and incorporated herein by reference).
4.12	—	Amendment and Waiver, dated as of November 7, 2008, to the Credit Agreement, dated as of June 16, 2006, among Libbey Glass Inc. and Libbey Europe B.V., each as a Borrower and together, the Borrowers, Libbey Inc., as a Loan Guarantor, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent with respect to the US Loans, J.P. Morgan Europe Limited, as Administrative Agent with respect to the Netherlands Loans, Bank of America, N.A. (f/k/a LaSalle Bank Midwest National Association), as Syndication Agent, Wells Fargo Foothill, LLC and Fifth Third Bank, as Co-Documentation Agents and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 4.10 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference).
4.13	—	Amended and Restated Indenture, dated October 28, 2009, among Libbey Glass Inc., the guarantors party thereto and Merrill Lynch PCG, Inc. (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on October 29, 2009 and incorporated herein by reference).
4.14	—	Reaffirmation Agreement, dated October 28, 2009, among Libbey Glass Inc., the domestic subsidiaries of Libbey Glass Inc. listed therein and Merrill Lynch PCG, Inc. (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on October 29, 2009 and incorporated herein by reference).
4.15	—	Series I Warrant, issued October 28, 2009 (filed as Exhibit 4.3 to Libbey Inc.’s Current Report on Form 8-K filed on October 29, 2009 and incorporated herein by reference).
4.16	—	Amended and Restated Registration Rights Agreement, dated October 28, 2009, between Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on October 29, 2009 and incorporated herein by reference).
4.17	—	Form of New Note (included in Exhibit 4.13).
4.18	—	Amendment and Restated Credit Agreement, dated February 8, 2010, among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, Libbey Inc., as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent and the other lenders and agents party thereto (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.19	—	New Notes Indenture, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.20	—	Form of New Note (included in Exhibit 4.14).
4.21	—	Registration Rights Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.22	—	Intercreditor Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
10.1	—	Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

S-K Item
601 No.		Document

10.2	—	Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.3	—	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.4	—	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.5	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in the Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.8 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.6	—	Description of Libbey Inc. Senior Executive Life Insurance Plan (filed as Exhibit 10.9 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.7	—	The Amended and Restated Libbey Inc. Stock Option Plan for Key Employees (filed as Exhibit 10.14 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).
10.8	—	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.9	—	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.10	—	Letter Agreement dated as of October 10, 1995 by and between The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., amending the Letter Agreement dated September 22, 1995 filed as part of the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) (filed as Exhibit 10.19 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.11	—	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.12	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.13	—	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.14	—	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.15	—	Libbey Inc. 2006 Deferred Compensation Plan for Outside Directors (filed as Exhibit 99.1 to the Libbey Inc.’s Current Report on Form 8-K filed December 12, 2005, and as exhibit 10.74 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

S-K Item
601 No.		Document

10.16	—	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.17	—	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.18	—	Limited Waiver and Second Amendment to Purchase Agreement, dated June 16, 2006, among Vitro, S.A. de C.V., Crisa Corporation, Crisa Libbey S.A. de C.V., Vitrocrisa Holdings, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Comercial S. de R.L. de C.V., Crisa Industrial, L.L.C., Libbey Mexico, S. de R.L. de C.V., Libbey Europe B.V., and LGA3 Corp. (filed as exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.19	—	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.20	—	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.21	—	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).
10.22	—	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
10.23	—	Form of Registered Global Floating Rate Senior Secured Note, Series B, due 2011 (filed as exhibit 10.55 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.24	—	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference).
10.25	—	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference).
10.26	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.27	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.28	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.29	—	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.32 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.30	—	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.33 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.31	—	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.34 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

S-K Item
601 No.		Document

10.32	—	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.33	—	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.34	—	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.35	—	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.36	—	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.37	—	Debt Exchange Agreement, dated October 28, 2009, among Libbey Inc., Libbey Glass Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on October 29, 2009 and incorporated herein by reference).
10.38	—	Amendment and Waiver No. 2 to the Credit Agreement, dated October 28, 2009, among Libbey Glass Inc. and Libbey Europe B.V., each as a borrower, Libbey Inc., as a loan guarantor, the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, and the other agents party thereto (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on October 29, 2009 and incorporated herein by reference).
10.39	—	Employment Agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio.
10.40	—	Change in control agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio.
12.1	—	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
13.1	—	Selected Financial Information included in Registrant’s 2008 Annual Report to Shareholders (filed herein).
21	—	Subsidiaries of the Registrant (filed herein).
23	—	Consent of Ernst & Young LLP (filed herein).
24	—	Power of Attorney (filed herein).
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).
32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2009, 2008, and 2007 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

LIBBEY INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
Years ended December 31, 2008, 2007 and 2006

		Allowance for	Valuation
		Slow Moving	Allowance
	Allowance for	and Obsolete	for Deferred
	Doubtful Accounts	Inventory	Tax Asset
	(Dollars in thousands)

Balance at December 31, 2006	$11,507	$6,139	$6,575
Charged to expense or other accounts	1,760	2,285	22,280
Deductions	(1,556)	(1,989)	—

Balance at December 31, 2007	11,711	6,435	28,855
Charged to expense or other accounts	181	2,391	58,587
Deductions	(1,413)	(2,244)	—

Balance at December 31, 2008	10,479	6,582	87,442
Charged to expense or other accounts	2,049	1,431	11,547
Deductions	(5,071)	(3,485)	—

Balance at December 31, 2009	$7,457	$4,528	$98,989

S-1