Form 10-Q
period 2010-03-31
LIBBEY INC
filed 2010-05-10
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value 16,162,606 shares at April 30, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended March 31,
	2010	2009
Net sales	$173,904	$157,853
Freight billed to customers	434	345

Total revenues	174,338	158,198
Cost of sales	140,461	147,482

Gross profit	33,877	10,716
Selling, general and administrative expenses	22,824	22,374
Special charges	232	396

Income (loss) from operations	10,821	(12,054)
Gain on redemption of debt	56,792	-
Other expense	(763)	(37)

Earnings (loss) before interest and income taxes	66,850	(12,091)
Interest expense	9,620	17,179

Income (loss) before income taxes	57,230	(29,270)
Provision for (benefit from) income taxes	1,820	(1,377)

Net income (loss)	$55,410	$(27,893)

Net income (loss) per share:
Basic:	$3.44	$(1.89)

Diluted:	$2.76	$(1.89)

Dividends per share	$-	$-

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:

Cash and cash equivalents	$18,027	$55,089
Accounts receivable — net	87,506	82,424
Inventories — net	152,503	144,015
Prepaid and other current assets	17,733	11,783

Total current assets	275,769	293,311

Pension asset	9,558	9,454
Purchased intangible assets — net	24,206	24,861
Goodwill	168,320	168,320
Other assets	19,697	8,854

Total other assets	221,781	211,489
Property, plant and equipment — net	279,374	290,013

Total assets	$776,924	$794,813

Liabilities and Shareholders’ Deficit:

Notes payable	$1,409	$672
Accounts payable	53,010	58,838
Salaries and wages	24,241	34,064
Accrued liabilities	42,090	35,699
Accrued special charges	586	1,016
Pension liability (current portion)	2,038	1,984
Non-pension postretirement benefits (current portion)	4,363	4,363
Derivative liability	6,663	3,346
Deferred income taxes	3,501	3,559
Long-term debt due within one year	9,843	9,843

Total current liabilities	147,744	153,384

Long-term debt	440,759	504,724
Pension liability	121,382	119,727
Non-pension postretirement benefits	65,408	64,780
Deferred income taxes	6,183	6,226
Other long-term liabilities	13,736	12,879

Total liabilities	795,212	861,720

Shareholders’ deficit:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,630 shares issued at March 31, 2010 and at December 31, 2009	187	187
Capital in excess of par value (includes warrants of $15,560 based on 3,952,165 shares at March 31, 2010 and at December 31, 2009)	323,809	324,272
Treasury stock, at cost, 2,535,324 shares (2,599,769 shares in 2009)	(68,550)	(70,298)
Accumulated deficit	(150,916)	(205,344)
Accumulated other comprehensive loss	(122,818)	(115,724)

Total shareholders’ deficit	(18,288)	(66,907)

Total liabilities and shareholders’ deficit	$776,924	$794,813

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$55,410	$(27,893)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,386	11,728
Loss on asset sales	80	9
Change in accounts receivable	(6,516)	410
Change in inventories	(10,904)	11,284
Change in accounts payable	(4,241)	(2,043)
Accrued interest and amortization of discounts, warrants and finance fees	5,206	14,680
Gain on redemption of PIK notes	(70,193)	-
Payment of interest on PIK notes	(29,400)	-
Call premium on floating rate notes	8,415	-
Write-off of bank fees & discounts on old ABL and floating rate notes	4,986	-
Pension & non-pension postretirement benefits	3,005	2,971
Restructuring charges	(431)	1,550
Accrued liabilities & prepaid expenses	(9,468)	2,680
Accrued income taxes	(3,644)	(1,963)
Other operating activities	1,144	971

Net cash (used in) provided by operating activities	(46,165)	14,384

Investing activities:
Additions to property, plant and equipment	(4,148)	(4,940)
Call premium on floating rate notes	(8,415)	-
Proceeds from asset sales and other	-	67

Net cash used in investing activities	(12,563)	(4,873)

Financing activities:
Net (repayments) borrowings on ABL credit facility	-	(5,886)
Other repayments	(45)	(117)
Other borrowings	801	-
Floating rate note payments	(306,000)	-
PIK note payment	(51,031)	-
Proceeds from senior secured notes	392,328	-
Debt issuance costs	(14,033)	-

Net cash provided by (used in) financing activities	22,020	(6,003)

Effect of exchange rate fluctuations on cash	(354)	(349)

(Decrease) increase in cash	(37,062)	3,159
Cash at beginning of period	55,089	13,304

Cash at end of period	$18,027	$16,463

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$5,017	$1,136
Cash paid during the period for income taxes	$4,934	$1,201
Supplemental disclosure of non-cash financing activities:
At December 31, 2009 our borrowings included a $70.2 million liability representing carrying value in excess of the principal amount for our PIK notes (see notes 6 and 20 to our report on Form 10-K for 2009). During the first quarter of 2010, the PIK notes were redeemed, resulting in the recognition of a gain of $70.2 million. The gain was offset by $13.4 million of expenses related to the transaction, resulting in a net gain of $56.8 million on the Condensed Consolidated Statement of Operations. See note 4 for further information on this transaction.
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also own and operate a plastics plant in Wisconsin. Prior to April 2009, we owned and operated a ceramic dinnerware plant in New York (see note 5 for information on closure costs). In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
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
Our shares are traded on the NYSE Amex exchange under the ticker symbol LBY.
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2009 for a description of significant accounting policies not listed below.
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
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other expense.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Financial Accounting Standards Board Accounting Standards Codification™ (FASB ASC) Topic 740, “Income Taxes” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands and Portugal.
Stock-Based Compensation Expense
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and the three months ended March 31, 2009 was $0.4 million and $0.8 million, respectively.
New Accounting Standards
On July 1, 2009 the FASB Accounting Standards Codification™ (FASB ASC) became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, in our discussion of New Accounting Standards in our third quarter 2009 filing on form 10-Q and in our annual filing on form 10-K, we incorporated references to the Codification Topics. For this report on Form 10-Q and in future filings, we will refer accounting standards as described in the FASB ASC.
In April 2009, the FASB issued guidance contained in FASB ASC 825, “Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods effective for interim reporting periods ending after June 15, 2009. Adoption of this statement did not have a material impact on our Condensed Consolidated Financial Statements. See note 4 of the Condensed Consolidated Financial Statements for additional information.
In May 2009, the FASB issued guidance contained in FASB ASC 855, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009. In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance. In accordance with this guidance, we have evaluated and, as necessary, made changes to these unaudited Condensed Consolidated Financial Statements for the events.
In August 2009, the FASB issued Accounting Standards Update 2009-5 “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-5.”) The objective of ASU 2009-5 is to provide clarification for the determination of fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The amendments in this update apply to all entities that measure liabilities at fair value within the scope of Topic 820. ASU 2009-5 was effective for the first reporting period (including interim periods) beginning after issuance, which for Libbey was the fourth quarter of 2009. The adoption of ASU 2009-5 did not have a material impact on our Condensed Consolidated Financial Statements.
In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding the amounts transferring between the various Levels within the fair value hierarchy, and increased disclosures regarding the activities impacting the balance of items classified in Level 3 of the fair value hierarchy. In addition, ASU 2010-06 clarifies increases in existing disclosure requirements for classes of assets and liabilities carried at fair value, and regarding the inputs and valuation techniques used to arrive at the fair value measurements for items classified as Level 2 or Level 3 in the fair value hierarchy. The new disclosure requirements of ASU 2010-06 were effective for Libbey in the first quarter of 2010, except for certain disclosures regarding the activities within Level 3 fair value measurements, which are effective for Libbey in the first quarter of 2011. As this Standards Update only required additional disclosures, the adoption of ASU 2010-06 did not have a material impact on our Condensed Consolidated Financial Statements.
Reclassifications
Certain amounts in the prior year’s financial statements may have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2010	December 31, 2009

Accounts receivable:
Trade receivables	$86,010	$81,032
Other receivables	1,496	1,392

Total accounts receivable, less allowances of $7,159 and $7,457	$87,506	$82,424

Inventories:
Finished goods	$135,770	$126,651
Work in process	1,195	1,255
Raw materials	4,294	4,408
Repair parts	10,213	9,933
Operating supplies	1,031	1,768

Total inventories, less allowances of $4,285 and $4,528	$152,503	$144,015

Prepaid and other current assets:
Value added tax	$6,631	$4,946
Prepaid expenses	6,112	6,362
Refundable and prepaid income taxes	4,990	475

Total prepaid and other current assets	$17,733	$11,783

Other assets:
Deposits	$570	$583
Finance fees — net of amortization	14,926	4,056
Other assets	4,201	4,215

Total other assets	$19,697	$8,854

Accrued liabilities:
Accrued incentives	$15,570	$13,790
Workers compensation	8,817	8,834
Medical liabilities	3,439	2,948
Interest	5,826	1,998
Commissions payable	877	1,134
Other accrued liabilities	7,561	6,995

Total accrued liabilities	$42,090	$35,699

Other long-term liabilities:
Derivative liability (long term portion)	$2,783	$2,061
Deferred liability	3,921	3,350
Other long-term liabilities	7,032	7,468

Total other long-term liabilities	$13,736	$12,879

4. Borrowings
On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:
•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10.0 percent Senior Secured Notes of Libbey Glass due 2015 (New Notes);

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of floating rate notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 16.0 percent PIK notes.
Libbey Glass used the proceeds of the offering of the Senior Secured Notes, together with cash on hand, to fund the repurchase of the floating rate notes, the redemption of the PIK notes and to pay certain related fees and expenses. Upon completion of the refinancing, we recorded a gain of $70.2 million related to the redemption of the PIK notes. This gain was partially offset by $13.4 million representing a write-off of bank fees, discounts and a call premium on the floating rate notes, resulting in a net gain of $56.8 million as shown on the Condensed Consolidated Statement of Operations.
Borrowings consist of the following:

			March 31,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2010	2009

Borrowings under ABL facility	floating	April 8, 2014	$-	$-
Senior Secured Notes	10.00% (1)	February 15, 2015	400,000	-
Floating rate notes	floating		-	306,000
PIK notes (2)	0.00%		-	80,431
Promissory note	6.00%	April, 2010 to September, 2016	1,447	1,492
Notes payable	floating	April, 2010	1,409	672
RMB loan contract	floating	July, 2012 to January, 2014	36,675	36,675
RMB working capital loan	floating	January, 2011	7,335	7,335
BES Euro line	floating	December, 2010 to December, 2013	13,320	14,190

Total borrowings			460,186	446,795
Less — unamortized discount			7,454	1,749
Less — Carrying value adjustment on debt related to the Interest Rate Agreement (1)			721	-
Plus — Carrying value in excess of principal on PIK notes (2)			-	70,193

Total borrowings — net			452,011	515,239
Less — long term debt due within one year and notes payable			11,252	10,515

Total long-term portion of borrowings — net			$440,759	$504,724

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.

(2)
On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we were required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. During the first quarter of 2010, we redeemed the New PIK Notes in conjunction with the refinancing discussed above and recognized the $70.2 million gain in gain on redemption of debt on the Condensed Consolidated Statement of Operations.

Amended and Restated ABL Credit Agreement
Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 (ABL Facility), between Libbey Glass and Libbey Europe, as borrowers, the Company, as a loan guarantor, the other loan parties party thereto as guarantors, and a group of five financial institutions. The ABL Facility replaces the previous ABL Facility and provides for borrowings of up to $110.0 million, subject to certain borrowing base limitations, reserves and outstanding letters of credit.

All borrowings under the ABL Facility are secured by:
•	a first-priority security interest in substantially all of the existing and future real and personal property (including without limitation tangible and intangible assets) of Libbey Glass and its domestic subsidiaries (other than certain real property and equipment located in the United States and certain general intangibles, instruments, books and records and supporting obligations related to such real property and equipment, and certain proceeds of the foregoing) (the “Credit Agreement Priority Collateral”);

•	a first-priority security interest in:
o	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’ present and future direct and indirect domestic subsidiaries;

o	100 percent of the non-voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries; and

o	65 percent of the voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries
•	a first priority security interest in substantially all proceeds and products of the property and assets described above; and

•	a second-priority security interest in substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens (the “New Notes Priority Collateral”).
Additionally, borrowings by Libbey Europe under the ABL Facility are secured by:
•	a first-priority lien on substantially all of the existing and future real and personal property (including without limitation all of the tangible and intangible property) of Libbey Europe and its Dutch subsidiaries; and

•	a first-priority security interest in:
o	100 percent of the stock of Libbey Europe and 100 percent of the stock of substantially all of the Dutch subsidiaries; and

o	100 percent (or a lesser percentage to the extent a security interest in such shares would cause a material tax cost, but in no case less than 65 percent) of the outstanding stock issued by the first tier foreign subsidiaries of Libbey Europe and its Dutch subsidiaries.
Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 2.50 percent and 3.50 percent, respectively, at March 31, 2010. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.75 percent at March 31, 2010. No financial covenants or compensating balances are required by the Agreement. There were no Libbey Glass or Libbey Europe borrowings under the facility at March 31, 2010 or at December 31, 2009. Interest is payable on the last day of the interest period, which can range from one month to six months.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.
The available total borrowing base is offset by ERISA, rent and tax reserves totaling $3.5 million and mark-to-market reserves for natural gas contracts of $6.2 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $110.0 million limit. At March 31, 2010, we had $17.9 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the new ABL Facility was $51.2 million at March 31, 2010 compared to $79.2 million under the old ABL Facility at December 31, 2009.
Senior Secured Notes
On February 8, 2010, Libbey Glass closed its offering of the $400.0 million Senior Secured Notes. The net proceeds of the offering of Senior Secured Notes were approximately $379.8 million, after the 1.918 percent original issue discount of $7.7 million, $10.0 million of commissions payable to the initial purchasers and $2.5 million of fees related to the offering. These fees will be amortized to interest expense over the life of the notes.

The Senior Secured Notes were issued pursuant to an Indenture, dated February 8, 2010 (the “New Notes Indenture”), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (the “Subsidiary Guarantors” and together with the Company, the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “New Notes Trustee”), and collateral agent. Under the terms of the New Notes Indenture, the Senior Secured Notes bear interest at a rate of 10.0 percent per year and will mature on February 15, 2015. The New Notes Indenture contains covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:
•	incur or guarantee additional indebtedness;

•	pay dividends, make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.
The New Notes Indenture provides for customary events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Secured Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the New Notes Trustee or holders of at least 25 percent in aggregate principal amount of the then outstanding Senior Secured Notes may declare all the Senior Secured Notes to be due and payable immediately.
The Senior Secured Notes and the related guarantees under the New Notes Indenture are secured by (i) first priority liens on the New Notes Priority Collateral and (ii) second priority liens on the Credit Agreement Priority Collateral.
In connection with the sale of the Senior Secured Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated February 8, 2010 (the “Registration Rights Agreement”), under which they agreed, pursuant to the terms and conditions set forth therein, to make an offer to exchange the Senior Secured Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the Senior Secured Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of Senior Secured Notes to resell their respective Senior Secured Notes to the public.
Prior to August 15, 2012, we may redeem in the aggregate up to 35 percent of the original principal amount Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 110 percent of the principal amount thereof, provided that at least 65 percent of the original principal amount of the Senior Secured Notes must remain outstanding after each redemption and that each redemption occurs within 90 days of the closing of the equity offering. The Senior Secured Notes are redeemable at our option, in whole or in part, at any time on or after August 15, 2012 at set redemption prices together with accrued and unpaid interest. In addition, prior to August 15, 2012, but not more than once in any twelve-month period, we may redeem up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest.
We have an Interest Rate Agreement (Rate Agreement) in place with respect to $100.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Rate Agreement at March 31, 2010, excluding applicable fees, is 7.55 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA, as of March 31, 2010, by Standard and Poor’s.
The fair market value for the Rate Agreement at March 31, 2010 was a $0.9 million liability. An adjustment of $0.7 million was recorded to reduce the carrying value of the related long-term debt. The net impact of $0.2 million expense is recorded in other expense on the Condensed Consolidated Statement of Operations. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We expect this agreement to expire as originally contracted.

Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2010, we had $1.4 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.1 million. The $1.4 million outstanding at March 31, 2010, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.80 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $36.7 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of March 31, 2010, the annual interest rate was 5.35 percent. As of March 31, 2010, the outstanding balance was RMB 250.0 million (approximately $36.7 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $5.9 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
RMB Working Capital Loan
In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with CCB. The 3-year term loan is secured by a Libbey Inc. guarantee and had an original principal payment at maturity on March 14, 2010. On February 25, 2010, the terms of the working capital loan were extended. Under the new terms, the loan matures in January, 2011 and is secured by a letter of credit. At March 31, 2010, the U.S. dollar equivalent on the line was $7.3 million at a current interest rate of 5.31 percent. Interest is payable quarterly.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $14.8 million) with Banco Espírito Santo, S.A. (BES). The $13.3 million outstanding at March 31, 2010 was the U.S. dollar equivalent of the €9.9 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €1.6 million (approximately $2.2 million) is due in December 2010, payment of €2.2 million (approximately $3.0 million) is due in December 2011, payment of €2.8 million (approximately $3.7 million) is due in December 2012 payment of €3.3 million (approximately $4.4 million) is due in December 2013. Interest with respect to the line is paid every six months.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $400.0 million senior secured notes due February 15, 2015 had an estimated fair value of $416.0 million at March 31, 2010. The fair value of the remainder of our debt approximates carrying value at March 31, 2010.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of March 31, 2010 we had no amounts outstanding under our ABL Facility, although we had $17.9 million of letters of credit issued under that facility. As a result, we had

$51.2 million of unused availability remaining under the ABL Facility at March 31, 2010. In addition, we had $18.0 million of cash on hand at March 31, 2010.
On February 8, 2010, we used the proceeds of a debt offering of $400.0 million of Senior Secured Notes due 2015, together with cash on hand, to redeem the $80.4 million face amount of PIK notes that were outstanding at that date and to repurchase the $306.0 million of floating rate notes due 2011. We also amended and restated our ABL Facility to, among other things, extend the maturity to 2014 and reduce the amount that we can borrow under that facility from $150.0 million to $110.0 million. In addition, effective February 25, 2010, we extended the maturity of our RMB 50.0 million working capital loan from March 2010 to January 2011.
Based on our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further), we anticipate that our cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.
5. Restructuring Charges
In December 2008, we announced that our Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs. The Syracuse China facility was closed on April 9, 2009 and the Mira Loma distribution center was closed on May 31, 2009. See Form 10-K for the year ended December 31, 2009 for further discussion.
We incurred additional charges of approximately $0.4 million in the three months ended March 31, 2010 related to these planned closures. Special charges of $0.2 million were primarily related to employee termination and building site clean up costs. This amount was included in special charges on the Condensed Consolidated Statement of Operations in the North American Other and North American Glass segments as detailed in the table below.
Other expense on the Condensed Consolidated Statement of Operations included a charge of $0.1 million and $0.2 million for the first quarter of 2010 and 2009, respectively, for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. This amount was included in the North American Other segment.
We incurred charges of approximately $2.4 million related to these planned closures in the three months ended March 31, 2009. A charge of $1.1 million was incurred to write down certain raw materials and work in process inventory that could not be converted to finished product. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Additional depreciation expense of $0.7 million was recorded in the first quarter of 2009 to reflect the shorter remaining useful life of the assets. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Special charges of $0.4 million recorded during the first quarter of 2009 included various legal, consulting and employee severance related costs. This amount was included in special charges on the Condensed Consolidated Statement of Operations in the North American Other segment.
The following table summarizes the facility closure charges in the first quarter of 2010 and 2009:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	North	North		North	North
	American	American		American	American
(dollars in thousands)	Glass	Other	Total	Glass	Other	Total
Inventory write-down	$-	$-	$-	$-	$1,118	$1,118
Fixed asset depreciation	-	-	-	-	705	705

Included in cost of sales	-	-	-	-	1,823	1,823
Employee termination cost & other	29	76	105	2	351	353
Building site clean-up & fixed asset write-down	-	127	127	-	43	43

Included in special charges	29	203	232	2	394	396
Ineffectiveness of natural gas hedge	-	130	130	-	229	229

Included in other expense	-	130	130	-	229	229

Total pretax charge	$29	$333	$362	$2	$2,446	$2,448

The following reflects the balance sheet activity related to the facility closure charge for the quarter ended March 31, 2010:

	Reserve				Reserve
	Balances	Total			Balances
	at December 31,	Charge to	Cash	Non-cash	at March 31,
(dollars in thousands)	2009	Earnings	Payments	Utilization	2010

Building site clean-up & fixed asset write-down	$306	$127	$(433)	$-	$-
Employee termination cost & other	710	105	(229)	-	586
Ineffectiveness of natural gas hedges	-	130	-	(130)	-

Total	$1,016	$362	$(662)	$(130)	$586

The ending balance of $0.6 million at March 31, 2010 was included in accrued special charges on the Condensed Consolidated Balance Sheet and we expect this to result in cash payments in 2010. The carrying value of this balance approximates its fair value.
The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

	North	North	Total
	American	American	Charges
(dollars in thousands)	Glass	Other	To Date

Inventory write-down	$192	$10,553	$10,745
Pension & postretirement welfare	-	4,448	4,448
Fixed asset depreciation	-	966	966

Included in cost of sales	192	15,967	16,159
Employee termination cost & other	549	6,033	6,582
Building site clean-up & fixed asset write-down	177	9,649	9,826

Included in special charges	726	15,682	16,408
Ineffectiveness of natural gas hedge	-	745	745

Included in other expense	-	745	745

Total pretax charge to date	$918	$32,394	$33,312

We expect the total expenses for each of these activities to approximate the expenses incurred to date.

6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws. At March 31, 2010 and December 31, 2009 we had $1.4 million and $1.0 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. Further, our current and future provision for income taxes for 2010 is significantly impacted by valuation allowances. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands and Portugal. During the first quarter, we released our partial valuation allowance of $1.1 million in Mexico. In assessing the need for recording a valuation allowance we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused and whether there was an unusual, infrequent, or extraordinary item to be considered. We intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions that eliminate the tax-free status of the Part D subsidy beginning in 2013. The affect of this change was a $0.7 million reduction to our gross deferred income tax asset related to retiree medical benefits. However, since we have a valuation allowance against our U.S. deferred income tax asset, there was no impact to the Condensed Consolidated Balance Sheet or the Condensed Consolidated Statement of Operations.
7. Pension and Non-pension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008). The non-U.S. pension plans cover the employees of our wholly owned subsidiaries Royal Leerdam and Crisa. The Crisa plan is not funded.
The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$1,450	$1,274	$396	$338	$1,846	$1,612
Interest cost	4,061	4,097	1,162	1,037	5,223	5,134
Expected return on plan assets	(4,186)	(4,526)	(665)	(632)	(4,851)	(5,158)
Amortization of unrecognized:
Prior service cost (gain)	582	560	30	(24)	612	536
Loss	978	317	101	94	1,079	411
Settlement charge	-	2,500	-	-	-	2,500

Pension expense	$2,885	$4,222	$1,024	$813	$3,909	$5,035

We incurred pension settlement charges of $2.5 million during the three months ended March 31, 2009. The pension settlement charges were triggered by excess lump sum distributions to retirees. Lump sum distributions to retirees during the first three months of 2010 have not been large enough to trigger settlement charges thus far during 2010.
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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$389	$325	$-	$-	$389	$325
Interest cost	918	937	31	29	949	966
Amortization of unrecognized:
Prior service gain	(2)	(128)	-	-	(2)	(128)
Loss / (Gain)	236	205	(7)	(8)	229	197

Non-pension postretirement benefit expense	$1,541	$1,339	$24	$21	$1,565	$1,360

In 2010, we expect to utilize approximately $18.3 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $3.5 million was utilized in the three months ended March 31, 2010.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available. Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on our postretirement benefit plans. Accordingly, a remeasurement of our postretirement benefit obligation is not required at this time. We will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.
8. Net Income (Loss) per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(dollars in thousands, except earnings per share)	2010	2009

Numerators for earnings per share —
—Net income (loss) that is available to common shareholders	$55,410	$(27,893)

Denominator for basic earnings per share —
Weighted average shares outstanding	16,123,555	14,740,886

Effect of stock options and restricted stock units	497,689	-

Effect of warrants	3,463,664	-

Total effect of dilutive securities (1)	3,961,353	-

Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	20,084,908	14,740,886

Basic earnings (loss) per share:	$3.44	$(1.89)

Diluted earnings (loss) per share:	$2.76	$(1.89)

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP) (289,976 shares for the three months ended March 31, 2009), was anti-dilutive and thus not included in the earnings per share calculation. This amount would have been dilutive if not for the net loss.
When applicable, diluted shares outstanding include the dilutive impact of warrants and restricted stock units. Diluted shares also include the impact of in-the-money employee stock options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

9. Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements, and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts originally designated to expected purchases at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging.”
Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Liability Derivatives:
(dollars in thousands)	March 31, 2010		December 31, 2009
Derivatives designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under FASB ASC 815:	Location	Value	Location	Value

Natural gas contracts	Derivative liability	$6,437	Derivative liability	$3,129
Interest rate contracts	Other long term liability	885	Derivative liability	-
Natural gas contracts	Other long term liability	1,793	Other long term liability	1,982

Total designated		9,115		5,111

Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability	226	Derivative liability	217
Natural gas contracts	Other long term liability	105	Other long term liability	79

Total undesignated		331		296

Total		$9,446		$5,407

Interest Rate Swaps as Fair Value Hedges
In the first quarter of 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that is to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt, maintain a capital structure containing appropriate amounts of fixed and floating rate debt and reduce net interest payments and expenses in the near-term.
Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other expense along with the offsetting loss or gain on the related interest rate swap.

Amount of gain (loss) recognized in other expense
	Three months ended March 31,
(dollars in thousands)	2010	2009
Interest rate swap	$(885)	$-
Related long-term debt	722	-

Net impact on other expense	$(163)	$-

Commodity Future Contracts and Interest Rate Swaps Designated as Cash Flow Hedges
We use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009. As of March 30, 2010, we had commodity contracts for 3,190,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2009, we had commodity contracts for 3,610,000 million BTUs of natural gas.
Most of our natural gas derivatives qualify and are designated as cash flow hedges (except certain contracts originally designated to expected purchases at Syracuse China) at March 31, 2010. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive income to current expense in cost of sales in our Condensed Consolidated Statement of Operations. We paid cash of $4.5 million and $6.5 million in the three months ended March 31, 2010 and 2009, respectively due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $6.4 million of expense in our Condensed Consolidated Statement of Operations.
We also used Interest Rate Protection Agreements to manage our exposure to variable interest rates. These Interest Rate Protection Agreements effectively converted a portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future results. These instruments were valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts were based on an expectation of future interest rates derived from observed market interest rate forward curves. These agreements expired in December 2009.
As fixed interest payments were made pursuant to the interest rate protection agreements, they were recorded together with the related receipt of variable interest, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated other comprehensive income related to the interest rate agreements.

Amount of derivative gain/(loss) recognized in OCI (effective portion)
	Three months ended March 31,
(dollars in thousands)	2010	2009
Derivatives in Cash Flow Hedging relationships:
Interest rate contracts	$-	$1,496
Natural gas contracts	(6,523)	(3,744)

Total	$(6,523)	$(2,248)

Gain / (loss) reclassified from Accumulated Other
Comprehensive Income (Loss) to income (effective portion)
		Three months ended March 31,
(dollars in thousands)		2010	2009
Derivative:	Location:
Natural gas contracts	Cost of sales	$(3,957)	$(6,451)

Total impact on net income (loss)		$(3,957)	$(6,451)

The following table provides the impact on the Condensed Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges, primarily related to the closure of our Syracuse China facility:

Gain (loss) recognized in income
(ineffective portion and amount excluded from effectiveness testing)
		Three months ended March 31,
(dollars in thousands)		2010	2009
Derivative:	Location:
Natural gas contracts	Other expense	$(130)	$(399)

Total		$(130)	$(399)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparty is rated AA for the Interest Rate Agreement and BBB+ or better for the counterparties for the other derivative agreements as of March 31, 2010, by Standard and Poor’s.
10. Comprehensive Income (Loss)
Components of comprehensive income (loss) (net of tax) are as follows:

	Three months ended
	March 31,
(dollars in thousands)	2010	2009

Net income (loss)	$55,410	$(27,893)

Change in pension and nonpension postretirement liability (1)	1,578	(955)
Change in fair value of derivatives (2)	(2,158)	(1,789)
Exchange rate fluctuations	(6,514)	(4,070)

Total comprehensive income (loss)	$48,316	$(34,707)

(1) Net of the following tax amounts for the respective periods	$102	$(2,575)
(2) Net of the following tax amounts for the respective periods	$408	$(638)
Accumulated other comprehensive loss (net of tax) is as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009

Minimum pension liability and intangible pension asset	$(115,308)	$(116,886)
Derivatives	(6,328)	(4,170)
Exchange rate fluctuations	(1,182)	5,332

Balance at end of period	$(122,818)	$(115,724)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month periods ended March 31, 2010 and March 31, 2009.

At March 31, 2010, December 31, 2009 and March 31, 2009, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended March 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$86,163	$19,562	$81,067	$(12,888)	$173,904
Freight billed to customers	-	166	214	54	-	434

Total revenues	-	86,329	19,776	81,121	(12,888)	174,338
Cost of sales	-	71,556	14,107	67,686	(12,888)	140,461

Gross profit	-	14,773	5,669	13,435	-	33,877
Selling, general and administrative expenses	-	12,406	2,166	8,252	-	22,824
Special charges	-	29	203	-	-	232

Income (loss) from operations	-	2,338	3,300	5,183	-	10,821
Other income (expense)	-	55,992	(148)	185	-	56,029

Earnings (loss) before interest and income taxes	-	58,330	3,152	5,368	-	66,850
Interest expense	-	8,478	-	1,142	-	9,620

Earnings (loss) before income taxes	-	49,852	3,152	4,226	-	57,230
Provision (benefit) for income taxes	-	20	144	1,656	-	1,820

Net income (loss)	-	49,832	3,008	2,570	-	55,410
Equity in net income (loss) of subsidiaries	55,410	5,578	-	-	(60,988)	-

Net income (loss)	$55,410	$55,410	$3,008	$2,570	$(60,988)	$55,410

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4 and 5):

Three months ended March 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Special charges	$-	$29	$203	$-	$-	$232
Other expense (income)	-	(56,792)	130	-	-	(56,662)

Total pretax special items	$-	$(56,763)	$333	$-	$-	$(56,430)

Special items net of tax	$-	$(56,763)	$333	$-	$-	$(56,430)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended March 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$82,766	$21,377	$63,109	$(9,399)	$157,853
Freight billed to customers	-	111	205	29	-	345

Total revenues	-	82,877	21,582	63,138	(9,399)	158,198
Cost of sales	-	76,923	19,896	60,062	(9,399)	147,482

Gross profit	-	5,954	1,686	3,076	-	10,716
Selling, general and administrative expenses		12,500	2,176	7,698		22,374
Special charges	-	2	394	-	-	396

Income (loss) from operations	-	(6,548)	(884)	(4,622)	-	(12,054)
Other income (expense)	-	(54)	(262)	279	-	(37)

Earnings (loss) before interest and income taxes	-	(6,602)	(1,146)	(4,343)	-	(12,091)
Interest expense	-	15,888	-	1,291	-	17,179

Earnings (loss) before income taxes	-	(22,490)	(1,146)	(5,634)	-	(29,270)
Provision (benefit) for income taxes	-	(1,087)	336	(626)	-	(1,377)

Net income (loss)	-	(21,403)	(1,482)	(5,008)	-	(27,893)
Equity in net income (loss) of subsidiaries	(27,893)	(6,490)	-	-	34,383	-

Net income (loss)	$(27,893)	$(27,893)	$(1,482)	$(5,008)	$34,383	$(27,893)

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 4):

Three months ended March 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$-	$-	$1,823	$-	$-	$1,823
Special charges	-	2	394	-	-	396
Other expense (income)	-	-	229	-	-	229

Total pretax special items	$-	$2	$2,446	$-	$-	$2,448

Special items net of tax	$-	$2	$2,446	$-	$-	$2,448

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

March 31, 2010 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$-	$11,640	$270	$6,117	$-	$18,027
Accounts receivable — net	-	33,563	5,812	48,131	-	87,506
Inventories — net	-	55,764	16,295	80,444	-	152,503
Other current assets	-	(1,367)	12,399	16,716	(10,015)	17,733

Total current assets	-	99,600	34,776	151,408	(10,015)	275,769
Other non-current assets	-	4,371	2,779	40,869	(18,764)	29,255
Investments in and advances to subsidiaries	(18,288)	399,406	265,161	(968)	(645,311)	-
Goodwill and purchased intangible assets — net	-	26,833	15,768	149,925	-	192,526

Total other assets	(18,288)	430,610	283,708	189,826	(664,075)	221,781
Property, plant and equipment — net	-	76,860	5,799	196,715	-	279,374

Total assets	$(18,288)	$607,070	$324,283	$537,949	$(674,090)	$776,924

Accounts payable	$-	$8,800	$1,798	$42,412	$-	$53,010
Accrued and other current liabilities	-	37,005	28,180	30,705	(12,408)	83,482
Notes payable and long-term debt due within one year	-	215	-	11,037	-	11,252

Total current liabilities	-	46,020	29,978	84,154	(12,408)	147,744
Long-term debt	-	393,055	-	47,704	-	440,759
Other long-term liabilities	-	135,960	22,079	67,804	(19,134)	206,709

Total liabilities	-	575,035	52,057	199,662	(31,542)	795,212
Total shareholders’ equity (deficit)	(18,288)	32,035	272,226	338,287	(642,548)	(18,288)

Total liabilities and shareholders’ equity (deficit)	$(18,288)	$607,070	$324,283	$537,949	$(674,090)	$776,924

December 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$-	$37,386	$419	$17,284	$-	$55,089
Accounts receivable — net	-	36,173	5,125	41,126	-	82,424
Inventories — net	-	48,493	18,024	77,498	-	144,015
Other current assets	-	13,840	946	12,382	(15,385)	11,783

Total current assets	-	135,892	24,514	148,290	(15,385)	293,311
Other non-current assets	-	(4,912)	3,535	38,819	(19,134)	18,308
Investments in and advances to subsidiaries	(66,907)	403,403	276,755	140,289	(753,540)	-
Goodwill and purchased intangible assets — net	-	26,833	15,771	150,577	-	193,181

Total other assets	(66,907)	425,324	296,061	329,685	(772,674)	211,489
Property, plant and equipment — net	-	79,773	5,990	204,250	-	290,013

Total assets	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

Accounts payable	$-	$13,503	$3,289	$42,046	$-	$58,838
Accrued and other current liabilities	-	48,440	9,375	35,064	(8,848)	84,031
Notes payable and long-term debt due within one year	-	215	-	10,300	-	10,515

Total current liabilities	-	62,158	12,664	87,410	(8,848)	153,384
Long-term debt	-	456,152	-	48,572	-	504,724
Other long-term liabilities	-	151,754	15,618	61,911	(25,671)	203,612

Total liabilities	-	670,064	28,282	197,893	(34,519)	861,720
Total shareholders’ equity (deficit)	(66,907)	(29,075)	298,283	484,332	(753,540)	(66,907)

Total liabilities and shareholders’ equity (deficit)	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended March 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$55,410	$55,410	$3,008	$2,570	$(60,988)	$55,410
Depreciation and amortization	-	3,849	194	6,343	-	10,386
Other operating activities	(55,410)	(96,710)	(3,351)	(17,478)	60,988	(111,961)

Net cash provided by (used in) operating activities	-	(37,451)	(149)	(8,565)	-	(46,165)
Additions to property, plant & equipment	-	(1,099)	-	(3,049)	-	(4,148)
Other investing activities	-	(8,415)	-	-	-	(8,415)

Net cash (used in) investing activities	-	(9,514)	-	(3,049)	-	(12,563)
Net borrowings	-	35,252	-	801	-	36,053
Other financing activities	-	(14,033)	-	-	-	(14,033)

Net cash provided by (used in) financing activities	-	21,219	-	801	-	22,020
Exchange effect on cash	-	-	-	(354)	-	(354)

Increase (decrease) in cash	-	(25,746)	(149)	(11,167)	-	(37,062)
Cash at beginning of period	-	37,386	419	17,284	-	55,089

Cash at end of period	$-	$11,640	$270	$6,117	$-	$18,027

Three months ended March 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(27,893)	$(27,893)	$(1,482)	$(5,008)	$34,383	$(27,893)
Depreciation and amortization	-	3,928	1,343	6,457	-	11,728
Other operating activities	27,893	28,019	179	8,841	(34,383)	30,549

Net cash provided by (used in) operating activities	-	4,054	40	10,290	-	14,384
Additions to property, plant & equipment	-	(1,364)	(160)	(3,416)	-	(4,940)
Other investing activities	-	67	-	-	-	67

Net cash (used in) investing activities	-	(1,297)	(160)	(3,416)	-	(4,873)
Net borrowings	-	(3)	-	(6,000)	-	(6,003)
Other financing activities	-	-	-	-	-	-

Net cash provided by (used in) financing activities	-	(3)	-	(6,000)	-	(6,003)
Exchange effect on cash	-	-	-	(349)	-	(349)

Increase (decrease) in cash	-	2,754	(120)	525	-	3,159
Cash at beginning of period	-	6,453	413	6,438	-	13,304

Cash at end of period	$-	$9,207	$293	$6,963	$-	$16,463

12. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.
•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.
•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
Some operating segments were aggregated to arrive at the disclosed reportable segments. The accounting policies of the segments are the same as those described in Note 2 of the Notes to Condensed Consolidated Financial Statements. No customer represents more than 10 percent of total net sales. We evaluate the performance of our segments based upon net sales and Earnings Before Interest and Taxes (EBIT). Intersegment sales are consummated at arm’s length and are reflected in eliminations in the table below.

	Three months ended March 31,
(dollars in thousands)	2010		2009

Net Sales:
North American Glass	$120,567		$108,743
North American Other	19,562		21,377
International	36,266		28,851
Eliminations	(2,491)		(1,118)

Consolidated	$173,904		$157,853

EBIT:
North American Glass	$64,790		$(8,625)
North American Other	3,178		(1,120)
International	(1,118)		(2,346)

Consolidated	$66,850		$(12,091)

Special Items - (income) expense:
North American Glass	$(56,763	) (1)	$2
North American Other	333		2,446
International	-		-

Consolidated	$(56,430)		$2,448

Depreciation & Amortization:
North American Glass	$6,113		$6,447
North American Other	194		1,343
International	4,079		3,938

Consolidated	$10,386		$11,728

Capital Expenditures:
North American Glass	$2,378		$2,519
North American Other	-		160
International	1,770		2,261

Consolidated	$4,148		$4,940

Reconciliation of EBIT to Net Income (Loss):
Segment EBIT	$66,850		$(12,091)
Interest Expense	(9,620)		(17,179)
Benefit from (provision for) Income Taxes	(1,820)		1,377

Net Income (Loss)	$55,410		$(27,893)

(1)	Includes a $56,792 gain on redemption of debt as discussed in note 4 and $29 of restructuring charges as discussed in note 5.

13. Fair Value
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on our own assumptions.

Asset / (Liability)	Fair Value at March 31, 2010				Fair Value at December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$-	$(8,561)	$-	$(8,561)	$-	$(5,407)	$-	$(5,407)
Interest rate agreements	-	(885)	-	(885)	-	-	-	-

Total derivative liability	$-	$(9,446)	$-	$(9,446)	$-	$(5,407)	$-	$(5,407)

The fair values of our interest rate agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair values of our commodity futures natural gas contracts are determined using observable market inputs. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative liability is recorded on the Condensed Consolidated Balance Sheets with $6.6 million in derivative liability and $2.8 million in other long-term liabilities as of March 31, 2010. As of December 31, 2009 $3.3 million was recorded in derivative liability and $2.1 million in other long-term liabilities.
The commodity futures natural gas contracts and interest rate agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

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
Overview
Market conditions have shown early signs of improvement, but continue to be challenging. Our sales have improved compared to the same period last year and our retail business has continued its strong performance, but as we expected, the overall recovery is occurring very slowly, particularly in our foodservice business. We have increased our production volume from the reduced levels of 2009, and this has helped our margins recover from the downward pressures experienced with our reduced production last year. We refinanced our debt portfolio during the quarter, generating a $56.8 million gain after absorbing certain expenses and call premium related to the transaction, and have already received some benefit from the lower interest rates and reduced borrowings. Please see note 4 to the Condensed Consolidated Financial Statements for a further discussion of this transaction.
Results of Operations — First Quarter 2010 Compared with First Quarter 2009

(dollars in thousands, except percentages and per-share	Three months ended March 31,		Variance
amounts)	2010	2009	In dollars	In percent

Net sales	$173,904	$157,853	$16,051	10.2%
Gross profit (2)	$33,877	$10,716	$23,161	216.1%
Gross profit margin	19.5%	6.8%
Income (loss) from operations (IFO)(2)(3)	$10,821	$(12,054)	$22,875	189.8%
IFO margin	6.2%	(7.6)%
Earnings (loss) before interest and income taxes (EBIT)(1)(2)(3)(4)	$66,850	$(12,091)	$78,941	652.9%
EBIT margin	38.4%	(7.7)%
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$77,236	$(363)	$77,599	NM
EBITDA margin	44.4%	(0.2)%
Adjusted EBITDA(1)	$20,806	$3,880	$16,926	NM
Adjusted EBITDA margin	12.0%	2.5%
Net income (loss)(2)(3)(4)	$55,410	$(27,893)	$83,303	298.7%
Net income (loss) margin	31.9%	(17.7)%
Diluted net income (loss) per share	$2.76	$(1.89)	$4.65	246.0%

NM = Not Meaningful

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)
Includes pre-tax restructuring charges of $1.8 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).

(3)
In addition to item (2) above, includes pre-tax restructuring charges of $0.2 million in 2010 and $0.4 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center, and $2.5 million in 2009 related to pension settlement charges. (See notes 5 and 7 to the Condensed Consolidated Financial Statements).

(4)
In addition to item (3) above, includes pre-tax income of $56.8 million in 2010 related to the gain on redemption of the PIK Notes and pre-tax restructuring charges of $0.1 million in 2010 and $0.2 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 4 and 5 to the Condensed Consolidated Financial Statements).

Net Sales
For the quarter ended March 31, 2010, net sales increased 10.2 percent to $173.9 million from first quarter sales of $157.9 million in the year-ago quarter. The improvement was primarily attributable to our North American Glass operations where net shipments increased 10.9 percent to $120.6 million from $108.7 million in the year-ago quarter. The increase in sales was mainly attributable to a 32.2 percent increase in sales of Crisa products, which included a 7.7 percent increase from the currency impact of the Mexican peso. Sales to U.S. and Canadian retail customers increased 12.8 percent. These increases were offset by a decline of 4.5 percent in sales to our U.S. and Canadian foodservice glassware customers partially attributable to the impact of severe winter weather in January and February. North American Other net sales decreased 8.5 percent primarily due to a 33.4 percent decline in shipments of Syracuse China products related to the April 2009 closure of the Syracuse China production facility and the decision to reduce the Syracuse China product offering. Shipments to World Tableware customers increased 8.1 percent when compared to the first quarter of 2009, while shipments to Traex customers were 5.6 percent below last year’s levels. International net sales increased 25.7 percent compared to the year-ago quarter, resulting from a 56.2 percent increase in shipments to Libbey China customers and increases of 23.4 percent and 16.1 percent in shipments to Royal Leerdam and Crisal customers, respectively. Included in the International net sales increase was a favorable currency exchange impact of 6.0 percent.
Gross Profit
For the quarter ended March 31, 2010, gross profit increased by $23.2 million, or 216.1 percent, to $33.9 million, compared to $10.7 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 19.5 percent, compared to 6.8 percent in the year-ago quarter. Manufacturing costs were higher due to increased production activity, primarily in our North American Glass segment, but this higher activity resulted in a $14.3 million improvement in our gross profit as the impact of increased production carried more costs into inventory, offsetting increases of $4.1 million in labor and benefit costs and $8.7 million in costs of direct materials and purchased product. Favorable currency impact contributed another $4.1 million to the margin as the movement in the Mexican peso contributed $3.8 million with the other $0.3 million from movement in the euro. Higher levels of net sales and favorable mix contributed another $2.6 million to gross profit, while special charges related to facility closures decreased by $1.8 million and depreciation and amortization decreased by $1.4 million. These improvements were offset by a $0.7 million increase in distribution costs compared to the first quarter of last year.
Income (Loss) From Operations
Income (Loss) from operations for the quarter ended March 31, 2010 increased $22.9 million, or 189.8 percent, to $10.8 million, compared to a loss of $(12.1) million in the year-ago quarter. Income from operations as a percentage of net sales increased to 6.2 percent in the first quarter 2010, compared to (7.6) percent in the year-ago quarter. The improvement in income from operations is a result of higher gross profit and gross profit margin (discussed above), offset by a $0.4 million increase in selling, general and administrative expenses related to unfavorable exchange rate movement. Excluding the impact of currency movement, selling, general and administrative costs were flat as 2010 included comparatively higher expenses related to employee labor and benefit costs while 2009 included a $2.5 million pension settlement charge not present in 2010.
Earnings (Loss) Before Interest and Income Taxes (EBIT)
Earnings (Loss) before Interest and Income Taxes (EBIT) for the quarter ended March 31, 2010 increased by $78.9 million, to $66.9 million in 2010 from a loss of $(12.1) million in 2009. EBIT as a percentage of net sales increased to 38.4 percent in the first quarter 2010, compared to (7.7) percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the year-ago quarter are the same as those discussed above under Income (Loss) From Operations. In addition, we recorded a $56.8 million gain on redemption of debt in 2010, net of certain transaction expenses. See note 4 for a further discussion of this gain. Other expenses increased by $0.7 million primarily related to an unfavorable swing in foreign currency translation gains versus the prior year quarter.
Earnings (Loss) Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $77.6 million in the first quarter of 2010, to $77.2 million, compared to a loss of $(0.4) million in the year-ago quarter. As a percentage of net sales, EBITDA was 44.4 percent for the first quarter 2010, compared to (0.2) percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings (Loss) Before Interest and Income Taxes (EBIT). These improvements were slightly offset as EBITDA does not include the benefit of a $1.3 million decrease in depreciation and amortization expenses which is primarily due to the shutdown of our Syracuse China operations.

Adjusted EBITDA
Adjusted EBITDA increased by $16.9 million in the first quarter of 2010, to $20.8 million, compared to $3.9 million in the year-ago quarter. As a percentage of net sales, Adjusted EBITDA was 12.0 percent for the first quarter 2010, compared to 2.5 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA), and the exclusion of a $56.8 million gain on redemption of debt and a $0.4 million facility closure charge in 2010, pension settlement charges of $2.5 million and facility closure charges of $2.4 million less $0.7 million of accelerated depreciation included in those charges in 2009.
Net Income (Loss) and Diluted Net Income (Loss) Per Share
We recorded net income of $55.4 million, or $2.76 per diluted share, in the first quarter 2010, compared to a net loss of $(27.9) million, or $(1.89) per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was 31.9 percent in the first quarter 2010, compared to (17.7) percent in the year-ago quarter. The improvement in Net Income (Loss) and Diluted Net Income (Loss) Per Share is generally due to the factors discussed in EBIT above, and a $7.6 million reduction in interest expense. The reduction in interest expense is driven by lower variable interest rates, lower debt levels and the impact of the debt refinancing completed in February 2010. The effective tax rate was a 3.2 percent expense for the quarter compared to a 4.7 percent benefit in the year-ago quarter, due to the reversal of a portion of our valuation allowance in Mexico, in addition to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, tax planning structures and changes in tax laws.
Segment Results of Operations

	Three months ended
	March 31,		Variance
(dollars in thousands)
	2010	2009	In dollars	In percent

Net Sales:
North American Glass	$120,567	$108,743	$11,824	10.9%
North American Other	19,562	21,377	(1,815)	(8.5)%
International	36,266	28,851	7,415	25.7%
Eliminations	(2,491)	(1,118)

Consolidated	$173,904	$157,853	$16,051	10.2%

EBIT:
North American Glass	$64,790	$(8,625)	$73,415	851.2%
North American Other	3,178	(1,120)	4,298	383.8%
International	(1,118)	(2,346)	1,228	52.3%

Consolidated	$66,850	$(12,091)	$78,941	652.9%

EBIT Margin:
North American Glass	53.7%	(7.9)%
North American Other	16.2%	(5.2)%
International	(3.1)%	(8.1)%
Consolidated	38.4%	(7.7)%

Special items — (income) expense:
North American Glass	$(56,763)	$2	$(56,765)	NM
North American Other	333	2,446	(2,113)	(86.4)%
International	-	-	-	NM

Consolidated	$(56,430)	$2,448	$(58,878)	NM

Segment Results of Operations — First Quarter 2010 Compared to First Quarter 2009
North American Glass
For the quarter ended March 31, 2010, net sales increased 10.9 percent to $120.6 million from $108.7 million in the year-ago quarter.

Of the increase in net sales, approximately 7.8 percent was attributable to increased shipments of Crisa’s products and 3.4 percent was attributable to increased shipments to U.S. and Canadian retail glassware customers offset by a 0.5 percent decline in sales to U.S. and Canadian foodservice glassware customers. Of the 7.8 percent attributable to increased shipments of Crisa’s products, 2.5 percent was related to a favorable currency impact.
EBIT increased to $64.8 million for the first quarter 2010, compared to a loss of $(8.6) million for the year-ago quarter. EBIT as a percentage of net sales increased to 53.7 percent in the first quarter 2010, compared to (7.9) percent in the year-ago quarter. The key factors in the increase in EBIT compared to the year-ago quarter were a $56.8 million gain on redemption of debt, $14.3 million due to higher production activity offset by higher manufacturing costs and $3.6 million due to favorable currency exchange movement. Selling, general and administrative costs included a $2.5 million pension settlement charge in 2009, which did not recur in 2010. However, due primarily to higher employee labor and benefit costs in 2010, selling, general and administrative expenses were essentially flat in the first quarter of 2010 when compared to the first quarter of prior year. Distribution costs increased $0.3 million, unfavorable changes in sales and sales mix, excluding exchange impact, caused a $0.9 million impact and other income decreased $0.6 million related to an unfavorable swing in foreign currency translation gains and changes in versus the prior year quarter.
North American Other
For the quarter ended March 31, 2010, net sales declined 8.5 percent to $19.6 million from $21.4 million in the year-ago quarter. Components of the total decrease in net sales were declines of approximately 10.5 percent in shipments of Syracuse China products related to the closure of the Syracuse China facility in April 2009 and the decision to reduce the Syracuse China product offering and approximately 1.1 percent in shipments of Traex products. These declines were offset by an increase of 3.7 percent in shipments of products to World Tableware customers.
EBIT increased by $4.3 million, or 383.8 percent, to $3.2 million for the first quarter of 2010, compared to a loss of $(1.1) million in the year-ago quarter. EBIT as a percentage of net sales increased to 16.2 percent in the first quarter of 2010, compared to (5.2) percent in the year-ago quarter. The key contributors to the increased EBIT were a decrease of $2.1 million in special charges, an improvement of $1.4 million due to improved sales volume and mix, and a $1.1 million decrease in depreciation and amortization expense. These improvements were primarily the result of the April 2009 closure of our Syracuse China production facility, as EBIT excluding special charges for the Syracuse China operations showed a $2.5 million improvement compared to the prior year period. These improvements were offset by increases of $0.3 million in increased manufacturing costs primarily related to increased resin prices at Traex, and $0.1 million in distribution costs related to the higher level of net sales.
International
For the quarter ended March 31, 2010, net sales increased 25.7 percent to $36.3 million from $28.9 million in the year-ago quarter. The increase in net sales included a 6.1 percent benefit due to a stronger euro. In addition to the currency impact, components of the increase were increases of 8.6 percent, 8.0 percent and 3.9 percent in shipments to customers of Royal Leerdam, Libbey China, and Crisal.
EBIT improved by $1.2 million to a loss of $(1.1) million in the first quarter of 2010 from a loss of $(2.3) million in the year-ago quarter. EBIT as a percentage of net sales improved to (3.1) percent in the first quarter 2010, compared to (8.1) percent in the year-ago quarter. Improved sales volume and mix produced a $2.1 million favorable impact, offset by increases of $0.3 million in selling, general and administrative costs, $0.2 million in distribution costs related to the higher sales volume and $0.2 million in other expense.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At March 31, 2010 our cash balance was $18.0 million, a decrease of $37.1 million from $55.1 million at December 31, 2009. The decrease was due to utilization of a portion of our cash on hand to complete the refinancing of our indebtedness in February, 2010 and to fund the seasonal increase in working capital.

Working Capital
The following table presents our working capital components:

(dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	March 31, 2010	December 31, 2009	In dollars	In percent

Accounts receivable - net	$87,506	$82,424	$5,082	6.2%
DSO (1)	41.8	40.2
Inventories — net	$152,503	$144,015	$8,488	5.9%
DIO (2)	72.8	70.2
Accounts payable	$53,010	$58,838	$(5,828)	(9.9)%
DPO (3)	25.3	28.7
Working capital (4)	$186,999	$167,601	$19,398	11.6%
DWC (5)	89.3	81.7
Percentage of net sales	24.5%	22.4%

     DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)
Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $187.0 million at March 31, 2010, an increase of $19.4 million from December 31, 2009. Our working capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders which typically exceed production levels in the later part of the year. This quarter, our increase is due to higher inventories and accounts receivable, as we began to experience the effects of both higher sales and production levels. We also experienced a decrease in accounts payable when compared to the end of 2009, as cash payments typically are slower during the final weeks of the year due to holidays. Our DSO also increased compared to the end of the year as increased collections will typically lag any increases in sales volume. As a result of the factors above, working capital as a percentage of net sales increased to 24.5 percent at March 31, 2010 from 22.4 percent at December 31, 2009. Our working capital is below last year’s levels, as we had working capital of $193.1 million at March 31, 2009.

Borrowings
The following table presents our total borrowings:

			March 31,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2010	2009

Borrowings under ABL facility	floating	April 8, 2014	$-	$-
Senior Secured Notes	10.0% (1)	February 15, 2015	400,000	-
Floating rate notes	floating		-	306,000
PIK Notes (2)	0.00%		-	80,431
Promissory note	6.00%	April, 2010 to September, 2016	1,447	1,492
Notes payable	floating	April, 2010	1,409	672
RMB loan contract	floating	July, 2012 to January, 2014	36,675	36,675
RMB working capital loan	floating	January, 2011	7,335	7,335
BES Euro line	floating	December, 2010 to December, 2013	13,320	14,190

Total borrowings			460,186	446,795
Less — unamortized discount			7,454	1,749
Less — Carrying value adjustment on debt related to the Interest Rate Agreement (1)			721	-
Plus — Carrying value in excess of principal on PIK Notes (2)			-	70,193

Total borrowings — net (3)			$452,011	$515,239

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)
On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we were required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. During the first quarter of 2010, we redeemed the New PIK Notes in conjunction with the refinancing of the senior floating rate notes and recognized the $70.2 million gain in gain on redemption of debt on the Condensed Consolidated Statement of Operations.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $460.2 million at March 31, 2010, compared to total borrowings of $446.8 million at December 31, 2009. The $13.4 million increase in borrowings was the result of the debt refinancing completed on February 8, 2010, where we used the proceeds of a $400.0 million debt offering and cash on hand to redeem the PIK notes and repurchase the $306.0 million Senior Floating Rate notes. We also amended and restated the credit agreement relating to our ABL facility. See note 4 to the Condensed Consolidated Financial Statements.
Of our total borrowings, $158.7 million, or approximately 34.5 percent, was subject to variable interest rates at March 31, 2010. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.6 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.0 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.
Cash Flow
The following table presents key drivers to our free cash flow for the first quarter.

	Three months ended March 31,		Variance
(dollars in thousands, except percentages)	2010	2009	In dollars	In percent

Net cash (used in) provided by operating activities	$(46,165)	$14,384	$(60,549)	(420.9)%
Capital expenditures	(4,148)	(4,940)	792	16.0%
Proceeds from asset sales and other	-	67	(67)	(100.0)%

Free cash flow (1)	$(50,313)	$9,511	$(59,824)	(629.0)%
Payment of interest on PIK Notes	29,400	-	29,400	NM

Adjusted Free cash flow (1)	$(20,913)	$9,511	$(30,424)	(319.9)%

(1)
We believe that Free cash flow and Adjusted free cash flow [net cash provided by (used in) operating activities, less capital expenditures, plus proceeds from assets sales and other; further adjusted for payment of interest on PIK notes in the case of Adjusted free cash flow] are useful metrics for evaluating our financial performance, as they are measures we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to Free cash flow and Adjusted free cash flow and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

Our net cash used in operating activities was $(46.2) million in the first quarter of 2010, compared to net cash provided by operating activities of $14.4 million in the year-ago quarter, or a decrease of $60.5 million. The major factors impacting cash flow from operations were the $83.3 million improvement in net income (loss) offset by $86.2 million of items related to our debt refinancing, $31.3 million from the impact of increased working capital related to increased sales and production, $12.1 million from a decrease in accrued liabilities net of prepaid expenses primarily the result of incentive compensation payments in the first quarter of 2010, and $9.5 million from changes in accrued interest and amortization of discounts, warrants and finance fees.
Our net cash used in investing activities increased to $12.6 million in the first quarter of 2010, compared to $4.9 million in the year-ago period, primarily as a result of the $8.4 million payment of call premiums on our floating rate notes as part of our debt refinancing. Capital expenditures decreased by $0.8 million compared to the prior year first quarter.
Net cash provided by (used in) financing activities was $22.0 million in the first quarter of 2010, compared to a use of cash of $(6.0) million in the year-ago quarter. During the first quarter of 2010, our proceeds from the Senior Secured Notes were only partially offset by the repurchase of our floating rate notes, the redemption of the PIK notes and payment of debt issuance costs. The increase in cash provided by financing activities, along with cash on hand, were used to pay the interest on PIK notes and the call premium on the floating rate notes.
Our Free cash flow was $(50.3) million during the first quarter 2010, compared to $9.5 million in the year-ago quarter, a decrease of $59.8 million. The primary contributors to this change were the decrease in cash flow from operating activities, which included payment of interest on the PIK Notes, offset by reduced capital expenditures in the current period, as discussed above.
Our Adjusted free cash flow was $(20.9) million during the first quarter 2010, compared to $9.5 million in the year-ago quarter, a decrease of $30.4 million. The primary contributors to this change were the decrease in cash flow from operating activities excluding payment of interest on the PIK Notes and reduced capital expenditures in the current period.
Derivatives
We have an Interest Rate Agreement (Rate Agreement) with respect to $100.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt, maintain a capital structure containing appropriate amounts of fixed and floating rate debt and reduce net interest payments and expenses in the near-term. The interest rate for our borrowings related to the Rate Agreement at March 31, 2010 is 7.55 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA as of March 31, 2010, by Standard and Poor’s.
The fair market value for the Rate Agreement at March 31, 2010, was a $(0.9) million liability. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel this agreement and expect it to mature as originally contracted.

We also use commodity futures contracts related to forecasted future natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2010, we had commodity futures contracts for 3,190,000 million British Thermal Units (BTUs) of natural gas with a fair market value of an $(8.6) million liability. We have hedged approximately 57.0 percent of forecasted transactions through December 2010. At December 31, 2009, we had commodity futures contracts for 3,610,000 million BTUs of natural gas with a fair market value of a $(5.4) million liability. The counterparties for these derivatives were rated BBB+ or better as of March 31, 2010, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of March 31, 2010 we had no amounts outstanding under our ABL Facility, although we had $17.9 million of letters of credit issued under that facility. As a result, we had $51.2 million of unused availability remaining under the ABL Facility at March 31, 2010. In addition, we had $18.0 million of cash on hand at March 31, 2010.
On February 8, 2010, we used the proceeds of a debt offering of $400.0 million of Senior Secured Notes due 2015, together with cash on hand, to redeem the $80.4 million face amount of PIK notes that were outstanding at that date and to repurchase the $306.0 million of floating rate notes due 2011. We also amended and restated our ABL Facility to, among other things, extend the maturity to 2014 and reduce the amount that we can borrow under that facility from $150.0 million to $110.0 million. In addition, effective February 25, 2010, we extended the maturity of our RMB 50.0 million working capital loan from March 2010 to January 2011.
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
Table 1

Reconciliation of net income (loss) to EBIT, EBITDA and	Three months ended March 31,
adjusted EBITDA

(dollars in thousands)	2010	2009

Net income (loss)	$55,410	$(27,893)
Add: Interest expense	9,620	17,179
Add: provision for (benefit from) income taxes	1,820	(1,377)

Earnings before interest and income taxes (EBIT)	66,850	(12,091)
Add: Depreciation and amortization	10,386	11,728

Earnings before interest, taxes, deprecation and amortization (EBITDA)	77,236	(363)
Add: Special items before interest and taxes:
Gain on redemption of debt (see note 4)	(56,792)
Pension settlement charges (see note 7)		2,500
Facility closure charges (see note 5)	362	2,448
Less: Depreciation expense included in special charges and also in depreciation and amortizaton above	-	(705)

Adjusted EBITDA	$20,806	$3,880

We define EBIT as net income (loss) before interest expense and income taxes. The most directly comparable U.S. GAAP financial measure is net income (loss).
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
We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization. The most directly comparable U.S. GAAP financial measure is net income (loss).
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
Table 2

Reconciliation of net cash provided by (used in) operating	Three months ended
activities to free cash flow and adjusted free cash flow	March 31,

(dollars in thousands)	2010	2009

Net cash (used in) provided by operating activities	$(46,165)	$14,384
Capital expenditures	(4,148)	(4,940)
Proceeds from asset sales and other	-	67

Free cash flow	(50,313)	9,511
Payment of interest on PIK Notes	29,400	-

Adjusted free cash flow	$(20,913)	$9,511

We define Free cash flow as net cash provided by (used in) operating activities less capital expenditures, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash (used in) provided by operating activities.
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
We present Adjusted free cash flow because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted free cash flow internally to measure profitability and to set performance targets for managers.

Adjusted free cash flow is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Adjusted free cash flow is neither intended to represent nor be an alternative to the measure of net cash (used in) provided by operating activities recorded under U.S. GAAP. Adjusted free cash flow may not be comparable to similarly titled measures reported by other companies.
Table 3

Reconciliation of working capital	March 31,	December 31,

(dollars in thousands)	2010	2009

Accounts receivable (net)	$87,506	$82,424
Plus: Inventories (net)	152,503	144,015
Less: Accounts payable	53,010	58,838

Working capital	$186,999	$167,601

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
Interest Rates
We have an Interest Rate Agreement (Rate Agreement) with respect to $100.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt, maintain a capital structure containing appropriate amounts of fixed and floating rate debt and reduce net interest payments and expenses in the near-term. The interest rate for our borrowings related to the Rate Agreement at March 31, 2010 is 7.55 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA as of March 31, 2010, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of March 31, 2010.

Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1.0 percent in the discount rate would change our total annual pension and nonpension postretirement expense by approximately $3.6 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $2.4 million.
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
•	Slowdowns in the retail, travel, restaurant and bar or entertainment industries, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition.

We have a high degree of financial leverage. As of March 31, 2010, we had $452.0 million of debt outstanding, net of discounts. Of that amount:
•
approximately $391.8 million consisted of the Senior Secured Notes, which were secured by a first-priority lien on the Notes Priority Collateral and second-priority lien on our Credit Agreement Priority collateral;

•
RMB 250 million (approximately $36.7 million at March 31, 2010) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-branch, which we refer to as CCBC. We used the proceeds of this loan to finance the construction of our manufacturing facility in China that began operations in early 2007;

•	RMB 50 million (approximately $7.3 million at March 31, 2010) consisted of a loan, which is fully drawn, made by CCBC to finance the working capital needs of our China facility;

•
€9.9 million (approximately $13.3 million at March 31, 2010) consisted of a loan made by Banco Espirito Santo, S.A., which we refer to as the BES Euro Line, to finance operational improvements associated with our Portuguese operations;

•	$1.4 million consisted of amounts we owed under a promissory note related to the purchase of our Laredo, Texas warehouse; and

•	$1.4 million consisted of amounts drawn on the overdraft lines of credit extended to our European operations.

•
we had no debt outstanding under our ABL Facility, which was secured by a first-priority lien on certain inventories and receivables, although we had $17.9 million of letters of credit issued under that facility;

On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:
•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10 percent Senior Secured Notes of Libbey Glass due 2015;

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of Senior Floating Rate notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 16 percent PIK notes.

Libbey Glass used the proceeds of the offering of the Senior Secured Notes, together with cash on hand, to fund the repurchase of the Senior Floating Rate notes and the redemption of the PIK notes, and to pay certain related fees and expenses.

On February 25, 2010, the terms of the RMB working capital loan were extended. Under the new terms, the loan matures in January, 2011.

Our amended and restated ABL Facility provides for borrowings up to $110.0 million by Libbey Glass Inc. and Libbey Europe B.V. At March 31, 2010 the amended and restated ABL Facility had $51.2 million of undrawn availability, after giving effect to borrowing base limitations, other reserves and $17.9 million of letters of credit.

Although neither our amended and restated ABL Facility nor the indenture governing our new Senior Secured Notes contain financial covenants, they do contain other covenants that limit our operational and financial flexibility, such as by limiting the additional indebtedness that we may incur, limiting certain business activities, investments and payments, and limiting our ability to dispose of certain assets. These covenants may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those non-financial covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

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

In addition, our failure to comply with the non-financial covenants contained in our loan agreements could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	We may not be able to achieve the international growth contemplated by our strategy.

•	We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.

•
We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	The inability to extend or refinance debt of our foreign subsidiaries, or the calling of that debt before scheduled maturity, could adversely impact our liquidity and financial condition.

•	Our cost-reduction projects may not result in anticipated savings in operating costs.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	If we have a fair value impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

•	A severe outbreak, epidemic or pandemic of the H1N1 virus or other contagious disease in a location where we have a facility could adversely impact our results of operations and financial condition.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa. In addition, similar issues could impact China in the future.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	Our business may suffer if we do not retain our senior management.

•	We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in their operation, our business and results of operations could suffer.

•	We may not be able to effectively integrate future businesses we acquire or joint ventures we enter into.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

•	We are involved in litigation from time to time in the ordinary course of business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

January 1 to January 31, 2010	—	—	—	1,000,000
February 1 to February 28, 2010	—	—	—	1,000,000
March 1 to March 31, 2010	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2009, 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

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
3.2
Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, as amended as set forth in Exhibit 3.01 to Libbey Inc.’s Form 8-K filed February 7, 2005, both of which filings are incorporated herein by reference).

4.1	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.2
Amended and Restated Registration Rights Agreement, dated October 28, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.3	Series I Warrant, issued October 28, 2009 (filed as Exhibit 4.3 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).
4.4
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

4.5
New Notes Indenture, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.6
Registration Rights Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.7
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

10.4
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

10.6
Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the

quarter ended September 30, 1999 and incorporated herein by reference).
10.7	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.8
Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.9
RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10
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

10.12
Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.13	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).
10.14
Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.15	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
10.16	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
10.17
Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.18
Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19
Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20
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
10.28
Employment Agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio. (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.29
Change in control agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio. (filed as exhibit 10.40 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

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

LIBBEY INC.
Date: May 10, 2010	By	/s/ Gregory T. Geswein
Gregory T. Geswein,
Vice President, Chief Financial Officer