Form 10-Q
period 2010-06-30
LIBBEY INC
filed 2010-07-30
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Common Stock, $.01 par value 16,186,983 shares at July 27, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended June 30,
	2010	2009
Net sales	$203,036	$195,826
Freight billed to customers	420	399

Total revenues	203,456	196,225
Cost of sales	155,425	161,942

Gross profit	48,031	34,283
Selling, general and administrative expenses	24,719	22,514
Special charges	156	278

Income from operations	23,156	11,491
Other income	1,656	2,758

Earnings before interest and income taxes	24,812	14,249
Interest expense	11,768	17,532

Income (loss) before income taxes	13,044	(3,283)
Provision for (benefit from) income taxes	3,477	(5,947)

Net income	$9,567	$2,664

Net income per share:
Basic:	$0.59	$0.18

Diluted:	$0.47	$0.18

Dividends per share	$—	$—

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Six months ended June 30,
	2010	2009
Net sales	$376,940	$353,679
Freight billed to customers	854	744

Total revenues	377,794	354,423
Cost of sales	295,886	309,424

Gross profit	81,908	44,999
Selling, general and administrative expenses	47,543	44,888
Special charges	388	674

Income (loss) from operations	33,977	(563)
Gain on redemption of debt	56,792	—
Other income	893	2,721

Earnings before interest and income taxes	91,662	2,158
Interest expense	21,388	34,711

Income (loss) before income taxes	70,274	(32,553)
Provision for (benefit from) income taxes	5,297	(7,324)

Net income (loss)	$64,977	$(25,229)

Net income (loss) per share:
Basic:	$3.98	$(1.70)

Diluted:	$3.21	$(1.70)

Dividends per share	$—	$—

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:

Cash and cash equivalents	$46,173	$55,089
Accounts receivable — net	92,782	82,424
Inventories — net	153,187	144,015
Prepaid and other current assets	12,538	11,783

Total current assets	304,680	293,311

Pension asset	9,822	9,454
Purchased intangible assets — net	23,426	24,861
Goodwill	168,320	168,320
Other assets	20,871	8,854

Total other assets	222,439	211,489
Property, plant and equipment — net	267,053	290,013

Total assets	$794,172	$794,813

Liabilities and Shareholders’ Deficit:

Notes payable	$770	$672
Accounts payable	55,775	58,838
Salaries and wages	24,862	34,064
Accrued liabilities	53,679	35,699
Accrued special charges	725	1,016
Pension liability (current portion)	2,000	1,984
Non-pension postretirement benefits (current portion)	4,363	4,363
Derivative liability	4,836	3,346
Deferred income taxes	3,418	3,559
Long-term debt due within one year	9,873	9,843

Total current liabilities	160,301	153,384

Long-term debt	441,805	504,724
Pension liability	120,182	119,727
Non-pension postretirement benefits	65,428	64,780
Deferred income taxes	6,204	6,226
Other long-term liabilities	11,948	12,879

Total liabilities	805,868	861,720

Shareholders’ deficit:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 18,697,930 shares issued at June 30, 2010 and 18,697,630 at December 31, 2009	187	187
Capital in excess of par value (includes warrants of $15,560 based on 3,952,165 shares at June 30, 2010 and at December 31, 2009)	324,933	324,272
Treasury stock, at cost, 2,514,861 shares (2,599,769 shares in 2009)	(67,993)	(70,298)
Accumulated deficit	(141,631)	(205,344)
Accumulated other comprehensive loss	(127,192)	(115,724)

Total shareholders’ deficit	(11,696)	(66,907)

Total liabilities and shareholders’ deficit	$794,172	$794,813

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2010	2009
Operating activities:
Net income	$9,567	$2,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,568	10,518
Loss on asset disposals	185	23
Change in accounts receivable	(7,096)	(16,007)
Change in inventories	(3,896)	26,962
Change in accounts payable	5,078	2,156
Accrued interest and amortization of discounts, warrants and finance fees	10,585	(13,129)
Accrual of interest on PIK notes	—	11,916
Pension & non-pension postretirement benefits	(134)	194
Special charges	2,827	(2,301)
Accrued liabilities & prepaid expenses	6,955	10,104
Accrued income taxes	3,405	(6,674)
Other operating activities	68	(1,720)

Net cash provided by operating activities	38,112	24,706

Investing activities:
Additions to property, plant and equipment	(7,231)	(4,610)
Proceeds from asset sales and other	—	21

Net cash used in investing activities	(7,231)	(4,589)

Financing activities:
Net (repayments) borrowings on ABL credit facility	—	(10,803)
Other repayments	(632)	(2,006)
Debt issuance costs and other	(1,455)	—

Net cash used in financing activities	(2,087)	(12,809)

Effect of exchange rate fluctuations on cash	(648)	311

Increase in cash	28,146	7,619
Cash at beginning of period	18,027	16,463

Cash at end of period	$46,173	$24,082

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,123	$18,867
Cash (refunded) paid during the period for income taxes	$(232)	$106
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$64,977	$(25,229)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	20,954	22,246
Loss on asset disposals	265	32
Change in accounts receivable	(13,612)	(15,597)
Change in inventories	(14,800)	38,246
Change in accounts payable	837	113
Accrued interest and amortization of discounts, warrants and finance fees	15,791	1,551
Accrual of interest on PIK notes	—	11,916
Gain on redemption of PIK notes	(70,193)	—
Payment of interest on PIK notes	(29,400)	—
Call premium on floating rate notes	8,415	—
Write-off of bank fees & discounts on old ABL and floating rate notes	4,986	—
Pension & non-pension postretirement benefits	2,871	3,165
Special charges	2,396	(751)
Accrued liabilities & prepaid expenses	(2,513)	12,784
Accrued income taxes	(239)	(8,637)
Other operating activities	1,212	(749)

Net cash (used in) provided by operating activities	(8,053)	39,090

Investing activities:
Additions to property, plant and equipment	(11,379)	(9,550)
Call premium on floating rate notes	(8,415)	—
Proceeds from asset sales and other	—	88

Net cash used in investing activities	(19,794)	(9,462)

Financing activities:
Net (repayments) borrowings on ABL credit facility	—	(16,689)
Other repayments	(91)	(2,123)
Other borrowings	215	—
Floating rate note payments	(306,000)	—
PIK note payment	(51,031)	—
Proceeds from senior secured notes	392,328	—
Debt issuance costs and other	(15,488)	—

Net cash provided by (used in) financing activities	19,933	(18,812)

Effect of exchange rate fluctuations on cash	(1,002)	(38)

(Decrease) increase in cash	(8,916)	10,778
Cash at beginning of period	55,089	13,304

Cash at end of period	$46,173	$24,082

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$6,140	$20,003
Cash paid during the period for income taxes	$4,702	$1,307
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
Stock-Based Compensation Expense
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2010 was $1.4 million and $1.8 million, respectively. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2009 was $0.3 million and $1.1 million, respectively.
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

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2010	December 31, 2009

Accounts receivable:
Trade receivables	$91,338	$81,032
Other receivables	1,444	1,392

Total accounts receivable, less allowances of $6,790 and $7,457	$92,782	$82,424

Inventories:
Finished goods	$136,213	$126,858
Work in process	935	1,255

Raw materials	5,177	4,201
Repair parts	9,665	9,933
Operating supplies	1,197	1,768

Total inventories, less allowances of $4,299 and $4,528	$153,187	$144,015

Prepaid and other current assets:
Value added tax	$6,008	$4,946
Prepaid expenses	4,166	6,362
Derivative asset	639	—
Refundable and prepaid income taxes and other	1,725	475

Total prepaid and other current assets	$12,538	$11,783

Other assets:
Deposits	$573	$583
Finance fees — net of amortization	14,605	4,056
Long-term derivative asset	1,489	—
Other assets	4,204	4,215

Total other assets	$20,871	$8,854

Accrued liabilities:
Accrued incentives	$18,858	$13,790
Workers compensation	8,612	8,834
Medical liabilities	3,682	2,948
Interest	15,232	1,998
Commissions payable	890	1,134
Other accrued liabilities	6,405	6,995

Total accrued liabilities	$53,679	$35,699

Other long-term liabilities:
Derivative liability (long term portion)	$790	$2,061
Deferred liability	3,915	3,350
Other long-term liabilities	7,243	7,468

Total other long-term liabilities	$11,948	$12,879

4. Borrowings
On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:
•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10.0 percent Senior Secured Notes of Libbey Glass due 2015;

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of floating rate notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 16.0 percent PIK notes.
We used the proceeds of the offering of the Senior Secured Notes, together with cash on hand, to fund the repurchase of the floating rate notes, the redemption of the PIK notes and to pay certain related fees and expenses. Upon completion of the refinancing, we recorded a gain of $70.2 million related to the redemption of the PIK notes. This gain was partially offset by $13.4 million representing a write-off of bank fees, discounts and a call premium on the floating rate notes, resulting in a net gain of $56.8 million as shown on the Condensed Consolidated Statement of Operations.
Borrowings consist of the following:

			June 30,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2010	2009

Borrowings under ABL facility	floating	April 8, 2014	$—	$—
Senior Secured Notes	10.00% (1)	February 15, 2015	400,000	—
Floating rate notes			—	306,000
PIK notes (2)			—	80,431
Promissory note	6.00%	July, 2010 to September, 2016	1,401	1,492
Notes payable	floating	July, 2010	770	672
RMB loan contract	floating	July, 2012 to January, 2014	36,825	36,675
RMB working capital loan	floating	January, 2011	7,365	7,335
BES Euro line	floating	December, 2010 to December, 2013	12,086	14,190

Total borrowings			458,447	446,795
Less — unamortized discount			7,072	1,749
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement (1)			1,073	—
Plus — Carrying value in excess of principal on PIK notes (2)			—	70,193

Total borrowings — net			452,448	515,239
Less — long term debt due within one year and notes payable			10,643	10,515

Total long-term portion of borrowings — net			$441,805	$504,724

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.

(2)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we were required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. During the first quarter of 2010, we redeemed the New PIK Notes in conjunction with the refinancing discussed above and recognized the $70.2 million gain in gain on redemption of debt on the Condensed Consolidated Statement of Operations.
Amended and Restated ABL Credit Agreement
Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 (ABL Facility), with a group of five financial institutions. The ABL Facility replaces the previous ABL Facility and provides for borrowings of up to $110.0 million, subject to certain borrowing base limitations, reserves and outstanding letters of credit.
All borrowings under the ABL Facility are secured by:

•	a first-priority security interest in substantially all of the existing and future real and personal property of Libbey Glass and its domestic subsidiaries (the “Credit Agreement Priority Collateral”);

•	a first-priority security interest in:
•	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’ present and future direct and indirect domestic subsidiaries;

•	100 percent of the non-voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries; and

•	65 percent of the voting stock of substantially all of Libbey Glass’ first-tier present and future foreign subsidiaries
•	a first priority security interest in substantially all proceeds and products of the property and assets described above; and

•	a second-priority security interest in substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens (the “New Notes Priority Collateral”).
Additionally, borrowings by Libbey Europe under the ABL Facility are secured by:
•	a first-priority lien on substantially all of the existing and future real and personal property of Libbey Europe and its Dutch subsidiaries; and

•	a first-priority security interest in:
•	100 percent of the stock of Libbey Europe and 100 percent of the stock of substantially all of the Dutch subsidiaries; and

•	100 percent (or a lesser percentage in certain circumstances) of the outstanding stock issued by the first tier foreign subsidiaries of Libbey Europe and its Dutch subsidiaries.
Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 2.5 percent and 3.5 percent, respectively, at June 30, 2010. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.75 percent at June 30, 2010. No financial covenants or compensating balances are required by the Agreement. There were no Libbey Glass or Libbey Europe borrowings under the facility at June 30, 2010 or at December 31, 2009. Interest is payable on the last day of the interest period, which can range from one month to six months.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.
The available total borrowing base is offset by ERISA, rent and tax reserves totaling $3.4 million and mark-to-market reserves for natural gas contracts of $4.1 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $110.0 million limit. At June 30, 2010, we had $18.2 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the new ABL Facility was $55.9 million at June 30, 2010 compared to $79.2 million under the old ABL Facility at December 31, 2009.
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
In connection with the sale of the Senior Secured Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated February 8, 2010 (the “Registration Rights Agreement”), under which they agreed to make an offer to exchange the Senior Secured Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the Senior Secured Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of Senior Secured Notes to resell their respective Senior Secured Notes to the public.
Prior to August 15, 2012, we may redeem in the aggregate up to 35 percent of the original principal amount Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 110 percent of the principal amount, provided that at least 65 percent of the original principal amount of the Senior Secured Notes must remain outstanding after each redemption and that each redemption occurs within 90 days of the closing of the equity offering. In addition, prior to August 15, 2012, but not more than once in any twelve-month period, we may redeem up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest. The Senior Secured Notes are redeemable at our option, in whole or in part, at any time on or after August 15, 2012 at set redemption prices together with accrued and unpaid interest.
We have an Interest Rate Agreement (Rate Agreement) in place with respect to $100.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Rate Agreement at June 30, 2010, excluding applicable fees, is 7.72 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA-, as of June 30, 2010, by Standard and Poor’s.
The fair market value for the Rate Agreement at June 30, 2010 was a $1.5 million asset. An adjustment of $1.1 million was recorded to increase the carrying value of the related long-term debt. The net impact of $0.4 million income is recorded in other income on the Condensed Consolidated Statement of Operations. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We expect this agreement to expire as originally contracted.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2010, we had $1.4 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable

We have an overdraft line of credit for a maximum of €1.1 million. The $0.8 million outstanding at June 30, 2010, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.80 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $36.8 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2010, the annual interest rate was 5.35 percent. As of June 30, 2010, the outstanding balance was RMB 250.0 million (approximately $36.8 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.5 million) and RMB 40.0 million (approximately $5.9 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $8.8 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
RMB Working Capital Loan
In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with CCB. The 3-year term loan is secured by a Libbey Inc. guarantee and had an original principal payment at maturity on March 14, 2010. On February 25, 2010, the terms of the working capital loan were extended. Under the new terms, the loan matures in January, 2011 and is secured by a letter of credit. At June 30, 2010, the U.S. dollar equivalent on the line was $7.4 million at a current interest rate of 5.31 percent. Interest is payable quarterly.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $14.8 million) with Banco Espírito Santo, S.A. (BES). The $12.1 million outstanding at June 30, 2010 was the U.S. dollar equivalent of the €9.9 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €1.6 million (approximately $2.0 million) is due in December 2010, payment of €2.2 million (approximately $2.7 million) is due in December 2011, payment of €2.8 million (approximately $3.4 million) is due in December 2012 and payment of €3.3 million (approximately $4.0 million) is due in December 2013. Interest with respect to the line is paid every six months.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $400.0 million senior secured notes due February 15, 2015 had an estimated fair value of $414.0 million at June 30, 2010. The fair value of the remainder of our debt approximates carrying value at June 30, 2010.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of June 30, 2010 we had no amounts outstanding under our ABL Facility, although we had $18.2 million of letters of credit issued under that facility. As a result, we had $55.9 million of unused availability remaining under the ABL Facility at June 30, 2010. In addition, we had $46.2 million of cash on hand at June 30, 2010.
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

Based on our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further), we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.
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
We incurred additional charges of approximately $0.2 million and $0.5 million in the three months and six months ended June 30, 2010, respectively, related to these planned closures. Special charges of $0.2 million and $0.4 million were primarily related to employee termination and building site clean up costs in the three months and six months ended June 30, 2010, respectively. These amounts were included in special charges on the Condensed Consolidated Statement of Operations in the North American Other and North American Glass segments as detailed in the tables below.
Other income on the Condensed Consolidated Statement of Operations included a charge of $0.1 million and $0.2 million for the first six months of 2010 and 2009, respectively, for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. This amount was included in the North American Other segment.
We incurred charges of approximately $0.2 million and $2.7 million related to these planned closures in the three months and six months ended June 30, 2009, respectively. This included a charge of $1.1 million incurred in the first quarter of 2009 to write down certain raw materials and work in process inventory that could not be converted to finished product. An immaterial amount of this inventory was subsequently sold in the second quarter of 2009, resulting in a reversal of a portion of this write-down. These amounts were included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Additional depreciation expense of $0.7 million was recorded in the first quarter of 2009 to reflect the shorter remaining useful life of the assets. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Special charges of $0.3 million and $0.7 million recorded during the three months and six months ended June 30, 2009, respectively, included various legal, consulting and employee severance related costs. These amounts were included in special charges on the Condensed Consolidated Statement of Operations in the North American Other segment.
The following table summarizes the facility closure charges in the second quarter of 2010 and 2009:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	North	North		North	North
	American	American		American	American
(dollars in thousands)	Glass	Other	Total	Glass	Other	Total
Inventory write-down	$—	$—	$—	$1	$(3)	$(2)

Included in cost of sales	—	—	—	1	(3)	(2)
Employee termination cost & other	—	—	—	(29)	307	278
Building site clean-up & fixed asset write-down	—	156	156	—	—	—

Included in special charges	—	156	156	(29)	307	278
Ineffectiveness of natural gas hedge	—	—	—	—	43	43

Included in other (expense) income	—	—	—	—	43	43

Total pretax charge	$—	$156	$156	$(28)	$261	$233

The following table summarizes the facility closure charges in the first six months of 2010 and 2009:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	North	North		North	North
	American	American		American	American
(dollars in thousands)	Glass	Other	Total	Glass	Other	Total
Inventory write-down	$—	$—	$—	$1	$1,115	$1,116
Fixed asset depreciation	—	—	—	—	705	705

Included in cost of sales	—	—	—	1	1,820	1,821
Employee termination cost & other	29	76	105	(27)	658	631
Building site clean-up & fixed asset write-down	—	283	283	—	43	43

Included in special charges	29	359	388	(27)	701	674
Ineffectiveness of natural gas hedge	—	(130)	(130)	—	(186)	(186)

Included in other (expense) income	—	(130)	(130)	—	(186)	(186)

Total pretax charge	$29	$489	$518	$(26)	$2,707	$2,681

The following reflects the balance sheet activity related to the facility closure charge for the period ended June 30, 2010:

	Reserve				Reserve
	Balances	Total			Balances
	at December 31,	Charge to	Cash	Non-cash	at June 30,
(dollars in thousands)	2009	Earnings	Payments	Utilization	2010
Building site clean-up & fixed asset write-down	$306	$283	$(433)	$—	$156
Employee termination cost & other	710	105	(246)	—	569
Ineffectiveness of natural gas hedges	—	130	—	(130)	—

Total	$1,016	$518	$(679)	$(130)	$725

The ending balance of $0.7 million at June 30, 2010 was included in accrued special charges on the Condensed Consolidated Balance Sheet and we expect this to result in cash payments in the remainder of 2010. The carrying value of this balance approximates its fair value.
The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

	North	North	Total
	American	American	Charges
(dollars in thousands)	Glass	Other	To Date
Inventory write-down	$192	$10,553	$10,745
Pension & postretirement welfare	—	4,448	4,448
Fixed asset depreciation	—	966	966

Included in cost of sales	192	15,967	16,159
Employee termination cost & other	549	6,033	6,582
Building site clean-up & fixed asset write-down	177	9,805	9,982

Included in special charges	726	15,838	16,564
Ineffectiveness of natural gas hedge	—	745	745

Included in other income	—	745	745

Total pretax charge to date	$918	$32,550	$33,468

We expect the total expenses for each of these activities to approximate the expenses incurred to date.

Fixed Asset Write-down
During the second quarter of 2010, we wrote down certain after-processing equipment within our International segment. The non-cash charge of $2.7 million was included in cost of sales on the Consolidated Statements of Operations.
Summary of Total Special Charges
The following table summarizes the special charges mentioned above and their classifications in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Cost of sales	$2,687	$(2)	$2,687	$1,821
Special charges	156	278	388	674
Other income	—	(43)	130	186

	$2,843	$233	$3,205	$2,681

6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and changes in tax laws. At June 30, 2010 and December 31, 2009 we had $1.4 million and $1.0 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.
Further, our current and future provision for income taxes for 2010 is significantly impacted by valuation allowances. In the United States and China, we have recorded a full valuation allowance against our deferred income tax assets. In addition, partial valuation allowances have been recorded in the Netherlands and Portugal. During the first quarter of 2010, we released a valuation allowance of $1.1 million in Mexico. In assessing the need for recording a valuation allowance we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused and whether there was an unusual, infrequent, or extraordinary item to be considered. We intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions that eliminate the tax-free status of the Part D subsidy beginning in 2013. The affect of this change was a $0.7 million reduction to our gross deferred income tax asset related to retiree medical benefits. However, since we have a valuation allowance against our U.S. deferred income tax asset, there was no impact to the Condensed Consolidated Balance Sheet or the Condensed Consolidated Statements of Operations.
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
The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$1,450	$1,216	$405	$338	$1,855	$1,554
Interest cost	4,061	3,799	1,083	1,037	5,144	4,836
Expected return on plan assets	(4,186)	(4,275)	(518)	(633)	(4,704)	(4,908)
Amortization of unrecognized:
Prior service cost (gain)	582	561	32	(23)	614	538
Loss	978	118	109	94	1,087	212
Settlement charge	—	200	—	—	—	200

Pension expense	$2,885	$1,619	$1,111	$813	$3,996	$2,432

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$2,900	$2,490	$801	$676	$3,701	$3,166
Interest cost	8,122	7,896	2,245	2,074	10,367	9,970
Expected return on plan assets	(8,372)	(8,801)	(1,183)	(1,265)	(9,555)	(10,066)
Amortization of unrecognized:
Prior service cost (gain)	1,164	1,121	62	(47)	1,226	1,074
Loss	1,956	435	210	188	2,166	623
Settlement charge	—	2,700	—	—	—	2,700

Pension expense	$5,770	$5,841	$2,135	$1,626	$7,905	$7,467

We incurred pension settlement charges of $0.2 million and $2.7 million during the three months and six months ended June 30, 2009, respectively. The pension settlement charges were triggered by excess lump sum distributions to retirees. Lump sum distributions to retirees during the first six months of 2010 have not been large enough to trigger settlement charges thus far during 2010.
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
The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$389	$341	$1	$1	$390	$342
Interest cost	918	955	31	26	949	981
Amortization of unrecognized:
Prior service gain	(2)	(81)	—	—	(2)	(81)
Loss / (Gain)	236	177	(6)	(9)	230	168

Non-pension postretirement benefit expense	$1,541	$1,392	$26	$18	$1,567	$1,410

Six months ended June 30,	U.S. Plans		Non-U.S. Plans			Total
(dollars in thousands)	2010	2009	2010	2009	2010		2009

Service cost	$778	$666	$1	$1	$779		$667
Interest cost	1,836	1,892	62	55	1,898		1,947
Amortization of unrecognized:
Prior service gain	(4)	(209)	—	—	(4)		(209)
Loss / (Gain)	472	382	(13)	(17)	459		365
Curtailment credit	—	—	—	—	—		—

Non-pension postretirement benefit expense	$3,082	$2,731	$50	$39	$3,132		$2,770

In 2010, we expect to utilize approximately $18.3 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $5.0 million and $8.5 million was utilized in the three months and six months ended June 30, 2010, respectively.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available. Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on our postretirement benefit plans. Accordingly, a re-measurement of our postretirement benefit obligation is not required at this time. We will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.
8. Net Income (Loss) per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six months Ended June 30,
(dollars in thousands, except earnings per share)	2010	2009	2010	2009

Numerators for earnings per share —
—Net income (loss) that is available to common shareholders	$9,567	$2,664	$64,977	$(25,229)

Denominator for basic earnings per share —
Weighted average shares outstanding	16,352,049	14,881,521	16,307,955	14,811,592

Effect of stock options and restricted stock units	535,143	269,147	430,018	—

Effect of warrants	3,553,443	—	3,506,553	—

Total effect of dilutive securities (1)	4,088,586	269,147	3,936,571	—

Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	20,440,635	15,150,668	20,244,526	14,811,592

Basic earnings (loss) per share:	$0.59	$0.18	$3.98	$(1.70)

Diluted earnings (loss) per share:	$0.47	$0.18	$3.21	$(1.70)

(1)	The effect of employee stock options, restricted stock units and the employee stock purchase plan (ESPP) (243,236 shares for the six months ended June 30, 2009), was anti-dilutive and thus not included in the earnings per share calculation. This amount would have been dilutive if not for the net loss.
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
Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2010		December 31, 2009
Derivatives
designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under FASB ASC 815:	Location:	Value	Location:	Value
Interest rate contract	Other assets	$1,489		$—

Total designated		1,489		—

Derivatives not
designated as
hedging instruments
under FASB ASC 815:
Currency contracts	Prepaid and other current assets	639	—

Total undesignated		639	—

Total		$2,128	$—

	Liability Derivatives:
(dollars in thousands)	June 30, 2010		December 31, 2009
Derivatives
designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under FASB ASC 815:	Location	Value	Location	Value
Natural gas contracts	Derivative liability	$4,706	Derivative liability	$3,129
Natural gas contracts	Other long-term liabilities	756	Other long-term liabilities	1,982

Total designated		5,462		5,111

Derivatives not
designated as
hedging instruments
under FASB ASC 815:
Natural gas contracts	Derivative liability	130	Derivative liability	217
Natural gas contracts	Other long-term liabilities	34	Other long-term liabilities	79

Total undesignated		164		296

Total		$5,626		$5,407

Interest Rate Swaps as Fair Value Hedges
In the first quarter of 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that is to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt.

Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other income along with the offsetting loss or gain on the related interest rate swap.

Amount of gain (loss) recognized in other income
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Interest rate swap	$2,374	$—	$1,489	$—
Related long-term debt	(1,795)	—	(1,073)	—

Net impact on other expense	$579	$—	$416	$—

Commodity Future Contracts and Interest Rate Swaps Designated as Cash Flow Hedges
We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009. As of June 30, 2010, we had commodity contracts for 2,770,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2009, we had commodity contracts for 3,610,000 million BTUs of natural gas.
Most of our natural gas derivatives qualify and are designated as cash flow hedges (except certain contracts originally designated to expected purchases at Syracuse China) at June 30, 2010. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive income to current expense in cost of sales in our Condensed Consolidated Statement of Operations. We paid cash of $2.5 million and $7.9 million in the three months ended June 30, 2010 and 2009, respectively, and $7.0 million and $14.4 million in the six months ended June 30, 2010 and 2009, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $4.8 million of expense in our Condensed Consolidated Statement of Operations.
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
     As fixed interest payments were made pursuant to the interest rate protection agreements, they were classified together with the related receipt of variable interest, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated other comprehensive income related to the interest rate agreements.

Amount of derivative gain/(loss) recognized in OCI (effective portion)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Derivatives in Cash Flow Hedging relationships:
Interest rate contracts	$—	$1,433	$—	$2,929
Natural gas contracts	271	(3,281)	(6,252)	(7,025)

Total	$271	$(1,848)	$(6,252)	$(4,096)

Gain / (loss) reclassified from Accumulated Other Comprehensive Income (Loss) to income (effective portion)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Derivative: Location:
Natural gas contracts Cost of sales	$(2,496)	$(7,910)	$(6,453)	$(14,361)

Total impact on net income (loss)	$(2,496)	$(7,910)	$(6,453)	$(14,361)

The following table provides the impact on the Condensed Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges, primarily related to the closure of our Syracuse China facility:

Gain (loss) recognized in income
(ineffective portion and amount excluded from effectiveness testing)
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Derivative: Location:
Natural gas contracts Other income	$29	$290	$(101)	$(109)

Total	$29	$290	$(101)	$(109)

Currency Contracts
Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In April, 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of June 30, 2010, we had contracts for $12.0 million Canadian dollars.
Gains and losses for derivatives which were not designated as hedging instruments are recorded in current earnings as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Derivative: Location:
Currency contracts Other income	$639	$—	$639	$—

Total	$639	$—	$639	$—

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparty is rated AA- for the Interest Rate Agreement and BBB+ or better for the counterparties to the other derivative agreements as of June 30, 2010, by Standard and Poor’s.
10. Comprehensive Income (Loss)

Components of comprehensive income (loss) (net of tax) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009

Net income (loss)	$9,567	$2,664	$64,977	$(25,229)

Change in pension and nonpension postretirement liability (1)	2,332	5,436	3,910	4,481
Change in fair value of derivatives (2)	2,442	4,431	284	2,642
Exchange rate fluctuations	(9,148)	3,900	(15,662)	(170)

Total comprehensive income (loss)	$5,193	$16,431	$53,509	$(18,276)

(1) Net of the following tax amounts for the respective periods	$(77)	$(3,741)	$25	$(6,316)
(2) Net of the following tax amounts for the respective periods	$(491)	$(1,633)	$(83)	$(2,271)
Accumulated other comprehensive loss (net of tax) is as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009

Minimum pension liability and intangible pension asset	$(112,976)	$(116,886)
Derivatives	(3,886)	(4,170)
Exchange rate fluctuations	(10,330)	5,332

Balance at end of period	$(127,192)	$(115,724)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and six month periods ended June 30, 2010 and June 30, 2009.
At June 30, 2010, December 31, 2009 and June 30, 2009, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$103,534	$23,158	$91,728	$(15,384)	$203,036
Freight billed to customers	—	159	215	46	—	420

Total revenues	—	103,693	23,373	91,774	(15,384)	203,456
Cost of sales	—	78,792	16,235	75,782	(15,384)	155,425

Gross profit	—	24,901	7,138	15,992	—	48,031
Selling, general and administrative expenses	—	13,845	2,422	8,452	—	24,719
Special charges	—	—	156	—	—	156

Income (loss) from operations	—	11,056	4,560	7,540	—	23,156
Other income (expense)	—	399	6	1,251	—	1,656

Earnings (loss) before interest and income taxes	—	11,455	4,566	8,791	—	24,812
Interest expense	—	10,656	(6)	1,118	—	11,768

Earnings (loss) before income taxes	—	799	4,572	7,673	—	13,044
Provision (benefit) for income taxes	—	(763)	(86)	4,326	—	3,477

Net income (loss)	—	1,562	4,658	3,347	—	9,567
Equity in net income (loss) of subsidiaries	9,567	8,005	—	—	(17,572)	—

Net income (loss)	$9,567	$9,567	$4,658	$3,347	$(17,572)	$9,567

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 5):

Three months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$—	$—	$2,687	$—	$2,687
Special charges	—	—	156	—	—	156

Total pretax special items	$—	$—	$156	$2,687	$—	$2,843

Special items net of tax	$—	$—	$156	$2,687	$—	$2,843

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$102,180	$24,341	$77,707	$(8,402)	$195,826
Freight billed to customers	—	141	222	36	—	399

Total revenues	—	102,321	24,563	77,743	(8,402)	196,225
Cost of sales	—	77,641	18,823	73,880	(8,402)	161,942

Gross profit	—	24,680	5,740	3,863	—	34,283
Selling, general and administrative expenses	—	12,353	2,158	8,003	—	22,514
Special charges	—	(29)	307	—	—	278

Income (loss) from operations	—	12,356	3,275	(4,140)	—	11,491
Other income (expense)	—	2,248	129	381	—	2,758

Earnings (loss) before interest and income taxes	—	14,604	3,404	(3,759)	—	14,249
Interest expense	—	16,017	—	1,515	—	17,532

Earnings (loss) before income taxes	—	(1,413)	3,404	(5,274)	—	(3,283)
Provision (benefit) for income taxes	—	(4,623)	(82)	(1,242)	—	(5,947)

Net income (loss)	—	3,210	3,486	(4,032)	—	2,664
Equity in net income (loss) of subsidiaries	2,664	(546)	—	—	(2,118)	—

Net income (loss)	$2,664	$2,664	$3,486	$(4,032)	$(2,118)	$2,664

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 5):

Three months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$1	$(3)	$—	$—	$(2)
Special charges	—	(29)	307	—	—	278
Other income (expense)	—	—	43	—	—	43

Total pretax special items	$—	$(28)	$261	$—	$—	$233

Special items net of tax	$—	$(28)	$261	$—	$—	$233

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

Six months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$189,697	$42,720	$172,795	$(28,272)	$376,940
Freight billed to customers	—	325	429	100	—	854

Total revenues	—	190,022	43,149	172,895	(28,272)	377,794
Cost of sales	—	150,348	30,342	143,468	(28,272)	295,886

Gross profit	—	39,674	12,807	29,427	—	81,908
Selling, general and administrative expenses	—	26,251	4,588	16,704	—	47,543
Special charges	—	29	359	—	—	388

Income (loss) from operations	—	13,394	7,860	12,723	—	33,977
Other income (expense)	—	56,391	(142)	1,436	—	57,685

Earnings (loss) before interest and income taxes	—	69,785	7,718	14,159	—	91,662
Interest expense	—	19,134	(6)	2,260	—	21,388

Earnings (loss) before income taxes	—	50,651	7,724	11,899	—	70,274
Provision (benefit) for income taxes	—	(743)	58	5,982	—	5,297

Net income (loss)	—	51,394	7,666	5,917	—	64,977
Equity in net income (loss) of subsidiaries	64,977	13,583	—	—	(78,560)	—

Net income (loss)	$64,977	$64,977	$7,666	$5,917	$(78,560)	$64,977

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4 and 5):

Six months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$—	$—	$2,687	$—	$2,687
Special charges	—	29	359	—	—	388
Other expense (income)	—	(56,792)	130	—	—	(56,662)

Total pretax special items	$—	$(56,763)	$489	$2,687	$—	$(53,587)

Special items net of tax	$—	$(56,763)	$489	$2,687	$—	$(53,587)

(unaudited) Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Six months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$184,946	$45,718	$140,816	$(17,801)	$353,679
Freight billed to customers	—	252	427	65	—	744

Total revenues	—	185,198	46,145	140,881	(17,801)	354,423
Cost of sales	—	154,564	38,719	133,942	(17,801)	309,424

Gross profit	—	30,634	7,426	6,939	—	44,999
Selling, general and administrative expenses		24,853	4,334	15,701		44,888
Special charges	—	(27)	701	—	—	674

Income (loss) from operations	—	5,808	2,391	(8,762)	—	(563)
Other income (expense)	—	2,194	(133)	660	—	2,721

Earnings (loss) before interest and income taxes	—	8,002	2,258	(8,102)	—	2,158
Interest expense	—	31,905	—	2,806	—	34,711

Earnings (loss) before income taxes	—	(23,903)	2,258	(10,908)	—	(32,553)
Provision (benefit) for income taxes	—	(5,710)	254	(1,868)	—	(7,324)

Net income (loss)	—	(18,193)	2,004	(9,040)	—	(25,229)
Equity in net income (loss) of subsidiaries	(25,229)	(7,036)	—	—	32,265	—

Net income (loss)	$(25,229)	$(25,229)	$2,004	$(9,040)	$32,265	$(25,229)

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 5):

Six months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$1	$1,820	$—	$—	$1,821
Special charges	—	(27)	701	—	—	674
Other expense (income)	—	—	186	—	—	186

Total pretax special items	$—	$(26)	$2,707	$—	$—	$2,681

Special items net of tax	$—	$(26)	$2,707	$—	$—	$2,681

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

June 30, 2010 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$33,137	$246	$12,790	$—	$46,173
Accounts receivable — net	—	37,770	5,941	49,071	—	92,782
Inventories — net	—	58,366	17,050	77,771	—	153,187
Other current assets	—	(5,284)	14,717	15,513	(12,408)	12,538

Total current assets	—	123,989	37,954	155,145	(12,408)	304,680
Other non-current assets	—	5,545	2,779	41,133	(18,764)	30,693
Investments in and advances to subsidiaries	(11,696)	387,070	271,640	(4,096)	(642,918)	—
Goodwill and purchased intangible assets — net	—	26,833	15,766	149,147	—	191,746

Total other assets	(11,696)	419,448	290,185	186,184	(661,682)	222,439
Property, plant and equipment — net	—	74,817	5,621	186,615	—	267,053

Total assets	$(11,696)	$618,254	$333,760	$527,944	$(674,090)	$794,172

Accounts payable	$—	$11,570	$3,301	$40,904	$—	$55,775
Accrued and other current liabilities	—	47,259	29,332	29,700	(12,408)	93,883
Notes payable and long-term debt due within one year	—	215	—	10,428	—	10,643

Total current liabilities	—	59,044	32,633	81,032	(12,408)	160,301
Long-term debt	—	395,188	—	46,617	—	441,805
Other long-term liabilities	—	137,143	21,785	63,968	(19,134)	203,762

Total liabilities	—	591,375	54,418	191,617	(31,542)	805,868
Total shareholders’ equity (deficit)	(11,696)	26,879	279,342	336,327	(642,548)	(11,696)

Total liabilities and shareholders’ equity (deficit)	$(11,696)	$618,254	$333,760	$527,944	$(674,090)	$794,172

December 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$37,386	$419	$17,284	$—	$55,089
Accounts receivable — net	—	36,173	5,125	41,126	—	82,424
Inventories — net	—	48,493	18,024	77,498	—	144,015
Other current assets	—	13,840	946	12,382	(15,385)	11,783

Total current assets	—	135,892	24,514	148,290	(15,385)	293,311
Other non-current assets	—	(4,912)	3,535	38,819	(19,134)	18,308
Investments in and advances to subsidiaries	(66,907)	403,403	276,755	140,289	(753,540)	—
Goodwill and purchased intangible assets — net	—	26,833	15,771	150,577	—	193,181

Total other assets	(66,907)	425,324	296,061	329,685	(772,674)	211,489
Property, plant and equipment — net	—	79,773	5,990	204,250	—	290,013

Total assets	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

Accounts payable	$—	$13,503	$3,289	$42,046	$—	$58,838
Accrued and other current liabilities	—	48,440	9,375	35,064	(8,848)	84,031
Notes payable and long-term debt due within one year	—	215	—	10,300	—	10,515

Total current liabilities	—	62,158	12,664	87,410	(8,848)	153,384
Long-term debt	—	456,152	—	48,572	—	504,724
Other long-term liabilities	—	151,754	15,618	61,911	(25,671)	203,612

Total liabilities	—	670,064	28,282	197,893	(34,519)	861,720
Total shareholders’ equity (deficit)	(66,907)	(29,075)	298,283	484,332	(753,540)	(66,907)

Total liabilities and shareholders’ equity (deficit)	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$9,567	$9,567	$4,658	$3,347	$(17,572)	$9,567
Depreciation and amortization	—	3,862	192	6,514	—	10,568
Other operating activities	(9,567)	11,514	(4,860)	3,318	17,572	17,977

Net cash provided by (used in)
operating activities	—	24,943	(10)	13,179	—	38,112
Additions to property, plant &
equipment	—	(1,945)	(14)	(5,272)	—	(7,231)
Other investing activities	—	—	—	—	—	—

Net cash (used in) investing activities	—	(1,945)	(14)	(5,272)	—	(7,231)
Net borrowings	—	(46)	—	(586)	—	(632)
Other financing activities	—	(1,455)	—	—	—	(1,455)

Net cash provided by (used in)
financing activities	—	(1,501)	—	(586)	—	(2,087)
Exchange effect on cash	—	—	—	(648)	—	(648)

Increase (decrease) in cash	—	21,497	(24)	6,673	—	28,146
Cash at beginning of period	—	11,640	270	6,117	—	18,027

Cash at end of period	$—	$33,137	$246	$12,790	$—	$46,173

Three months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$2,664	$2,664	$3,486	$(4,032)	$(2,118)	$2,664
Depreciation and amortization	—	3,848	243	6,427	—	10,518
Other operating activities	(2,664)	(1,880)	(3,707)	17,657	2,118	11,524

Net cash provided by (used in)
operating activities	—	4,632	22	20,052	—	24,706
Additions to property, plant &
equipment	—	(1,997)	(54)	(2,559)	—	(4,610)
Other investing activities	—	21	—	—	—	21

Net cash (used in) investing activities	—	(1,976)	(54)	(2,559)	—	(4,589)
Net borrowings	—	(79)	—	(12,730)	—	(12,809)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in)
financing activities	—	(79)	—	(12,730)	—	(12,809)
Exchange effect on cash	—	—	—	311	—	311

Increase (decrease) in cash	—	2,577	(32)	5,074	—	7,619
Cash at beginning of period	—	9,207	293	6,963	—	16,463

Cash at end of period	$—	$11,784	$261	$12,037	$—	$24,082

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Six months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$64,977	$64,977	$7,666	$5,917	$(78,560)	$64,977
Depreciation and amortization	—	7,711	386	12,857	—	20,954
Other operating activities	(64,977)	(85,196)	(8,211)	(14,160)	78,560	(93,984)

Net cash provided by (used in)
operating activities	—	(12,508)	(159)	4,614	—	(8,053)
Additions to property, plant &
equipment	—	(3,044)	(14)	(8,321)	—	(11,379)
Other investing activities	—	(8,415)	—	—	—	(8,415)

Net cash (used in) investing activities	—	(11,459)	(14)	(8,321)	—	(19,794)
Net borrowings	—	35,206	—	215	—	35,421
Other financing activities	—	(15,488)	—	—	—	(15,488)

Net cash provided by (used in)
financing activities	—	19,718	—	215	—	19,933
Exchange effect on cash	—	—	—	(1,002)	—	(1,002)

Increase (decrease) in cash	—	(4,249)	(173)	(4,494)	—	(8,916)
Cash at beginning of period	—	37,386	419	17,284	—	55,089

Cash at end of period	$—	$33,137	$246	$12,790	$—	$46,173

Six months ended June 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(25,229)	$(25,229)	$2,004	$(9,040)	$32,265	$(25,229)
Depreciation and amortization	—	7,776	1,586	12,884	—	22,246
Other operating activities	25,229	26,139	(3,528)	26,498	(32,265)	42,073

Net cash provided by (used in)
operating activities	—	8,686	62	30,342	—	39,090
Additions to property, plant &
equipment	—	(3,361)	(214)	(5,975)	—	(9,550)
Other investing activities	—	88	—	—	—	88

Net cash (used in) investing activities	—	(3,273)	(214)	(5,975)	—	(9,462)
Net borrowings	—	(82)	—	(18,730)	—	(18,812)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in)
financing activities	—	(82)	—	(18,730)	—	(18,812)
Exchange effect on cash	—	—	—	(38)	—	(38)

Increase (decrease) in cash	—	5,331	(152)	5,599	—	10,778
Cash at beginning of period	—	6,453	413	6,438	—	13,304

Cash at end of period	$—	$11,784	$261	$12,037	$—	$24,082

12. Segments
     Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010		2009

Net Sales:
North American Glass	$146,415	$137,744	$266,982		$246,487
North American Other	23,158	24,341	42,720		45,718
International	36,870	34,533	73,136		63,384
Eliminations	(3,407)	(792)	(5,898)		(1,910)

Consolidated	$203,036	$195,826	$376,940		$353,679

EBIT:
North American Glass	$24,451	$11,758	$89,241		$3,133
North American Other	4,589	3,430	7,767		2,310
International	(4,228)	(939)	(5,346)		(3,285)

Consolidated	$24,812	$14,249	$91,662		$2,158

Special Items - (income) expense:
North American Glass	$—	$(28)	$(56,763	) (1)	$(26)
North American Other	156	261	489		2,707
International	2,687	—	2,687		—

Consolidated	$2,843	$233	$(53,587)		$2,681

Depreciation & Amortization:
North American Glass	$6,169	$6,336	$12,282		$12,783
North American Other	192	243	386		1,586
International	4,207	3,939	8,286		7,877

Consolidated	$10,568	$10,518	$20,954		$22,246

Capital Expenditures:
North American Glass	$4,253	$2,622	$6,631		$5,141
North American Other	14	54	14		214
International	2,964	1,934	4,734		4,195

Consolidated	$7,231	$4,610	$11,379		$9,550

Reconciliation of EBIT to Net Income (Loss):
Segment EBIT	$24,812	$14,249	$91,662		$2,158
Interest Expense	(11,768)	(17,532)	(21,388)		(34,711)
Benefit from (provision for) Income Taxes	(3,477)	5,947	(5,297)		7,324

Net Income (Loss)	$9,567	$2,664	$64,977		$(25,229)

(1)	Includes a $56,792 gain on redemption of debt as discussed in note 4 and $29 of restructuring charges as discussed in note 5.

13. Fair Value
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

Asset / (Liability)	Fair Value at June 30, 2010				Fair Value at December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(5,626)	$—	$(5,626)	$—	$(5,407)	$—	$(5,407)
Currency contracts	—	639	—	639	—	—	—	—
Interest rate agreements	—	1,489	—	1,489	—	—	—	—

Net derivative liability	$—	$(3,498)	$—	$(3,498)	$—	$(5,407)	$—	$(5,407)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Condensed Consolidated Balance Sheets with $0.6 million in prepaid and other current assets, $1.5 million in other assets, $4.8 million in derivative liability and $0.8 million in other long-term liabilities as of June 30, 2010. As of December 31, 2009 $3.3 million was recorded in derivative liability and $2.1 million in other long-term liabilities.
The commodity futures natural gas contracts, interest rate agreements and currency contracts are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

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
Overview
Market conditions continue to show signs of gradual improvement. Our sales have improved compared to the same period last year and our retail business has continued its strong performance, but, as expected, the overall recovery has continued to move slowly, particularly in our foodservice business. We have increased our production volume from the reduced levels of 2009, and this has helped our margins recover from the downward pressures experienced with our reduced production last year. We refinanced most of our debt during the first quarter, generating a $56.8 million gain after absorbing certain expenses and call premium related to the transaction, and have already received some benefit from the lower interest rates and reduced borrowings. Please see note 4 to the Condensed Consolidated Financial Statements for a further discussion of this transaction.
Results of Operations — Second Quarter 2010 Compared with Second Quarter 2009

(dollars in thousands, except	Three months ended June 30,		Variance
percentages and per-share amounts)	2010	2009	In dollars	In percent

Net sales	$203,036	$195,826	$7,210	3.7%
Gross profit (2)	$48,031	$34,283	$13,748	40.1%
Gross profit margin	23.7%	17.5%
Income from operations (IFO) (2)(3)	$23,156	$11,491	$11,665	101.5%
IFO margin	11.4%	5.9%
Earnings before interest and income taxes (EBIT)(1)(2)(3)	$24,812	$14,249	$10,563	74.1%
EBIT margin	12.2%	7.3%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$35,380	$24,767	$10,613	42.9%
EBITDA margin	17.4%	12.6%
Adjusted EBITDA (1)	$37,278	$25,200	$12,078	47.9%
Adjusted EBITDA margin	18.4%	12.9%
Net income (2)(3)	$9,567	$2,664	$6,903	259.1%
Net income margin	4.7%	1.4%
Diluted net income per share	$0.47	$0.18	$0.29	161.1%

NM = Not Meaningful
(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
(2)	Includes a pretax fixed asset write-down of $2.7 million in 2010 related to after-processing equipment in our International segment. (See note 5 to the Condensed Consolidated Financial Statements).
(3)	In addition to item (2) above, includes pre-tax restructuring charges of $0.2 million in 2010 and $0.3 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center, and $0.2 million in 2009 related to pension settlement charges. (See notes 5 and 7 to the Condensed Consolidated Financial Statements).
Net Sales
For the quarter ended June 30, 2010, net sales increased 3.7 percent to $203.0 million from second quarter sales of $195.8 million in the year-ago quarter. The improvement was primarily attributable to our North American Glass operations, where net sales increased 6.3 percent to $146.4 million from $137.7 million in the year-ago quarter. The increase in sales was mainly attributable to a 29.2 percent increase in sales of Crisa products, which included a 4.3 percent increase from the currency impact of the Mexican peso. Sales to U.S. and Canadian retail customers increased 13.5 percent. These increases were offset by a 3.4 percent decline in sales to our U.S. and Canadian foodservice glassware customers, as restaurant traffic continues to fluctuate from week to week. North American Other net sales decreased 4.9 percent, primarily due to a 22.1 percent decline in sales of Syracuse China products related to the April 2009 closure of the Syracuse China production facility and the decision to reduce the Syracuse China product offering. Sales to World Tableware customers increased 5.2 percent when compared to the second quarter of 2009, while sales to Traex customers were 3.1 percent below sales for the comparable period in 2009. International net sales increased 6.8 percent compared to the year-ago quarter. Excluding the impact of currency exchange, sales growth was 13.4 percent compared to the prior year quarter. This increase in International sales resulted primarily from a 13.8 percent increase in sales to Royal Leerdam customers and increases of 13.6 percent and 3.3 percent in sales to Libbey China and Crisal customers, respectively.
Gross Profit
For the quarter ended June 30, 2010, gross profit increased by $13.7 million, or 40.1 percent, to $48.0 million, compared to $34.3 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 23.7 percent, compared to 17.5 percent in the year-ago quarter. The major reason for the improvement in gross profit was increased production activity which resulted in a $13.7 million benefit, net of cost increases inherent with higher activity levels. A favorable currency impact contributed another $5.2 million primarily due to the impact of changes in the value of the Mexican peso. Unfavorable mix on the higher sales levels lowered gross profit by $1.8 million. Distribution costs increased by $1.6 million related to the higher level of sales, and margins were impacted by the $2.7 million write-down of certain after-processing equipment recorded in our International segment, offset by a $0.9 million insurance claim recovery.
Income From Operations
Income from operations for the quarter ended June 30, 2010 increased $11.7 million, or 101.5 percent, to $23.2 million, compared to $11.5 million in the year-ago quarter. Income from operations as a percentage of net sales increased to 11.4 percent in the second quarter of 2010, compared to 5.9 percent in the year-ago quarter. The improvement in income from operations is a result of higher gross profit and gross profit margin (discussed above), offset by a $2.2 million increase in selling, general and administrative expenses related primarily to increases in employee labor and benefit costs.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) for the quarter ended June 30, 2010 increased by $10.6 million, or 74.1 percent, to $24.8 million in 2010 from $14.2 million in 2009. EBIT as a percentage of net sales increased to 12.2 percent in the second quarter of 2010, compared to 7.3 percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the year-ago quarter are the same as those discussed above under Income from operations. These factors were offset by a $1.1 million decline in other income versus the prior year quarter primarily related to an unfavorable swing in foreign currency translation gains, and receipt of a government grant in the prior year.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $10.6 million in the second quarter of 2010, to $35.4 million, compared to $24.8 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 17.4 percent for the second quarter 2010, from 12.6 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).
Adjusted EBITDA
Adjusted EBITDA increased by $12.1 million in the second quarter of 2010, to $37.3 million, compared to $25.2 million in the year-ago quarter. As a percentage of net sales, Adjusted EBITDA was 18.4 percent for the second quarter 2010, compared to 12.9 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), the exclusion of a $2.7 million write-down on certain after-processing equipment in our International segment offset by a $0.9 million insurance claim recovery in 2010, and $0.2 million of pension settlement charges in 2009.
Net Income and Diluted Net Income Per Share

We recorded net income of $9.6 million, or $0.47 per diluted share, in the second quarter of 2010, compared to $2.7 million, or $0.18 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 4.7 percent in the second quarter 2010, compared to 1.4 percent in the year-ago quarter. The improvement in Net Income and Diluted Net Income Per Share is generally due to the factors discussed in EBIT above and a $5.8 million reduction in interest expense offset by a $9.4 million increase in provision for (benefit from) income taxes. The reduction in interest expense is driven by lower debt levels and the impact of the debt refinancing completed in February 2010. The effective tax rate was a 26.7 percent expense for the quarter compared to a 181.1 percent benefit in the year-ago quarter. The effective tax rate was influenced by valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.
Results of Operations — First Six Months 2010 Compared with First Six Months 2009

(dollars in thousands, except	Six months ended June 30,		Variance
percentages and per-share amounts)	2010	2009	In dollars	In percent

Net sales	$376,940	$353,679	$23,261	6.6%
Gross profit (2)	$81,908	$44,999	$36,909	82.0%
Gross profit margin	21.7%	12.7%
Income (loss) from operations (IFO)(2)(3)	$33,977	$(563)	$34,540	NM
IFO margin	9.0%	(0.2)%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$91,662	$2,158	$89,504	NM
EBIT margin	24.3%	0.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$112,616	$24,404	$88,212	361.5%
EBITDA margin	29.9%	6.9%
Adjusted EBITDA(1)	$58,084	$29,080	$29,004	99.7%
Adjusted EBITDA margin	15.4%	8.2%
Net income (loss)(2)(3)(4)	$64,977	$(25,229)	$90,206	357.5%
Net income (loss) margin	17.2%	(7.1)%
Diluted net income (loss) per share	$3.21	$(1.70)	$4.91	288.8%

NM = Not Meaningful
(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
(2)	Includes a pre-tax fixed asset write-down of $2.7 million in 2010 related to after-processing equipment in our International segment and pre-tax restructuring charges of $1.8 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).
(3)	In addition to item (2) above, includes pre-tax restructuring charges of $0.4 million in 2010 and $0.7 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center, and $2.7 million in 2009 related to pension settlement charges. (See notes 5 and 7 to the Condensed Consolidated Financial Statements).
(4)	In addition to item (3) above, includes pre-tax income of $56.8 million in 2010 related to the gain on redemption of the PIK Notes and pre-tax restructuring charges of $0.1 million in 2010 and $0.2 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 4 and 5 to the Condensed Consolidated Financial Statements).
Net Sales
For the six months ended June 30, 2010, net sales increased 6.6 percent to $376.9 million from $353.7 million in the year-ago period. The improvement was primarily attributable to our North American Glass operations, where net sales increased 8.3 percent to $267.0 million from $246.5 million in the year-ago period. The increase in sales was mainly attributable to a 30.5 percent increase in sales of Crisa products, which included a 5.8 percent increase from the currency impact of the Mexican peso. Sales to U.S. and Canadian retail customers increased 13.2 percent. These increases were offset by a 3.9 percent decline in sales to our U.S. and Canadian foodservice glassware customers. North American Other net sales decreased 6.6 percent, primarily due to a 28.0 percent decline in sales of Syracuse China products related to the April 2009 closure of the Syracuse China production facility and the decision to reduce the Syracuse China product offering. Sales to World Tableware customers increased 6.5 percent when compared to the first six months of 2009, while sales to Traex customers were 4.3 percent below sales for the comparable period in 2009. International net sales increased 15.4 percent compared to the year-ago period, resulting primarily from an 18.4 percent increase in sales to Royal Leerdam customers. Increases of 30.1 percent in sales to Libbey China customers and 9.3 percent in sales to Crisal customers also contributed to the International sales improvement. Excluding the currency impact, International sales increased approximately 16.3 percent.
Gross Profit
For the six months ended June 30, 2010, gross profit increased by $36.9 million, or 82.0 percent, to $81.9 million, compared to $45.0 million in the year-ago period. Gross profit as a percentage of net sales increased to 21.7 percent, compared to 12.7 percent in the year-ago period. The major reason for the improvement in gross profit was increased production activity which resulted in a $28.3 million benefit, net of cost increases inherent with the higher level of activity. Favorable currency impact contributed another $9.3 million to the margin, as the movement in the Mexican peso contributed $9.0 million with the other $0.3 million from movement in the euro. Higher levels of net sales and favorable mix contributed another $0.9 million to gross profit, while special charges related to facility closures decreased by $1.8 million. These improvements were offset by a $2.3 million increase in distribution costs compared to the first six months of last year and the $2.7 million fixed asset write-down in 2010 related to after-processing equipment in our International segment.
Income (Loss) From Operations
Income (loss) from operations for the six months ended June 30, 2010 increased $34.5 million, to $34.0 million, compared to a loss of $(0.6) million in the year-ago period. Income from operations as a percentage of net sales increased to 9.0 percent in the first six months of 2010, compared to (0.2) percent in the year-ago period. The improvement in income from operations is a result of higher gross profit and gross profit margin (discussed above) and a $0.3 million decrease in special charges, offset by a $2.7 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was caused by increases of $4.2 million in labor and benefits, $0.5 million in legal and professional fees, $0.3 million in supplies and $0.3 million of unfavorable exchange impact, offset by $2.7 million of pension settlement expenses in 2009 that did not occur in 2010.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) for the six months ended June 30, 2010 increased by $89.5 million, to $91.7 million in 2010 from $2.2 million in 2009. EBIT as a percentage of net sales increased to 24.3 percent in the first six months of 2010, compared to 0.6 percent in the year-ago period. Key contributors to the increase in EBIT compared to the year-ago period are the same as those discussed above under Income (Loss) From Operations. In addition, we recorded a $56.8 million gain on redemption of debt in 2010, net of certain transaction expenses. See note 4 for a further discussion of this gain. Other income decreased by $1.8 million primarily related to an unfavorable swing in foreign currency translation gains versus the prior year period and a decrease in miscellaneous income.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $88.2 million, or 361.5 percent in the first six months of 2010, to $112.6 million, compared to $24.4 million in the year-ago period. As a percentage of net sales, EBITDA was 29.9 percent for the first six months of 2010, compared to 6.9 percent in the year-ago period. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT). These improvements were slightly offset as EBITDA does not include the benefit of a $1.3 million decrease in depreciation and amortization expenses primarily due to the shutdown of our Syracuse China operations.
Adjusted EBITDA
Adjusted EBITDA increased by $29.0 million, or 99.7 percent in the first six months of 2010, to $58.1 million, compared to $29.1 million in the year-ago period. As a percentage of net sales, Adjusted EBITDA was 15.4 percent for the first six months of 2010, compared to 8.2 percent in the year-ago period. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and the exclusion of a $56.8 million gain on redemption of debt in 2010, a $2.7 million fixed asset write down of after-processing equipment in our International segment in 2010, a $0.9 million insurance claim recovery in 2010 and a $0.5 million facility closure charge in 2010, pension settlement charges of $2.7 million in 2009 and facility closure charges of $2.7 million less $0.7 million of accelerated depreciation included in those charges in 2009.
Net Income (Loss) and Diluted Net Income (Loss) Per Share
We recorded net income of $65.0 million, or $3.21 per diluted share, in the first six months of 2010, compared to a net loss of $(25.2) million, or $(1.70) per diluted share, in the year-ago period. Net income (loss) as a percentage of net sales was 17.2 percent in the first six months 2010, compared to (7.1) percent in the year-ago period. The improvement in Net Income (Loss) and Diluted Net Income (Loss) Per Share is generally due to the factors discussed in EBIT above, and a $13.3 million reduction in interest expense offset by a $12.6 million increase in provision for (benefit from) income taxes. The reduction in interest expense is driven by lower debt levels and the impact of the debt refinancing completed in February 2010. The effective tax rate was a 7.5 percent expense for the current six month period compared to a 22.5 percent benefit in the year-ago period, due to changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, valuation allowances and changes in accruals related to uncertain tax positions.
Segment Results of Operations

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
(dollars in thousands)	2010	2009	In dollars	In percent	2010	2009	In dollars	In percent

Net Sales:
North American Glass	$146,415	$137,744	$8,671	6.3%	$266,982	$246,487	$20,495	8.3%
North American Other	23,158	24,341	(1,183)	(4.9)%	42,720	45,718	(2,998)	(6.6)%
International	36,870	34,533	2,337	6.8%	73,136	63,384	9,752	15.4%
Eliminations	(3,407)	(792)			(5,898)	(1,910)

Consolidated	$203,036	$195,826	$7,210	3.7%	$376,940	$353,679	$23,261	6.6%

EBIT:
North American Glass	$24,451	$11,758	$12,693	108.0%	$89,241	$3,133	$86,108	NM
North American Other	4,589	3,430	1,159	33.8%	7,767	2,310	5,457	236.2%
International	(4,228)	(939)	(3,289)	(350.3)%	(5,346)	(3,285)	(2,061)	(62.7)%

Consolidated	$24,812	$14,249	$10,563	74.1%	$91,662	$2,158	$89,504	NM

EBIT Margin:
North American Glass	16.7%	8.5%			33.4%	1.3%
North American Other	19.8%	14.1%			18.2%	5.1%
International	(11.5)%	(2.7)%			(7.3)%	(5.2)%
Consolidated	12.2%	7.3%			24.3%	0.6%

Special items - (income) expense:
North American Glass	$—	$(28)	$28	(100.0)%	$(56,763)	$(26)	$(56,737)	NM
North American Other	156	261	(105)	(40.2)%	489	2,707	(2,218)	(81.9)%
International	2,687	—	2,687	NM	2,687	—	2,687	NM

Consolidated	$2,843	$233	$2,610	NM	$(53,587)	$2,681	$(56,268)	NM

NM = Not Meaningful
Segment Results of Operations — Second Quarter 2010 Compared to Second Quarter 2009
North American Glass
For the quarter ended June 30, 2010, net sales increased 6.3 percent to $146.4 million from $137.7 million in the year-ago quarter. Of the increase in net sales, approximately 5.3 percent was attributable to increased sales of Crisa’s products and 3.0 percent was attributable to increased sales to U.S. and Canadian retail glassware customers, offset by a 1.2 percent decline in sales to U.S. and Canadian foodservice glassware customers. Of the 5.3 percent attributable to increased sales of Crisa’s products, 1.3 percent was related to a favorable currency impact.
EBIT increased to $24.5 million for the second quarter of 2010, compared to $11.8 million for the year-ago quarter. EBIT as a percentage of net sales increased to 16.7 percent in the second quarter of 2010, compared to 8.5 percent in the year-ago quarter. The key factors in the increase in EBIT compared to the year-ago quarter were a $15.4 million improvement due to higher production activity offset by higher manufacturing costs, and $5.2 million due to favorable currency exchange movement. Selling, general and administrative costs increased $1.9 million due primarily to higher employee labor and benefit costs in 2010 and unfavorable changes in sales and sales mix, excluding currency exchange impact, caused a $6.0 million reduction versus the prior year quarter.
North American Other
For the quarter ended June 30, 2010, net sales declined 4.9 percent to $23.2 million from $24.3 million in the year-ago quarter. Components of the total decrease in net sales were declines of approximately 5.6 percent in sales of Syracuse China products related to the closure of the Syracuse China facility in April, 2009 and the decision to reduce the Syracuse China product offering and approximately 0.6 percent in sales of Traex products and 1.4 percent in other sales. These declines were offset by an increase of 2.7 percent in sales of products to World Tableware customers.
EBIT increased by $1.2 million, or 33.8 percent, to $4.6 million for the second quarter of 2010, compared to $3.4 million in the year-ago quarter. EBIT as a percentage of net sales increased to 19.8 percent in the second quarter of 2010, compared to 14.1 percent in the year-ago quarter. The key contributors to the increased EBIT were an improvement of $1.9 million due to improved sales volume and mix, and a $0.1 million decrease in special charges. These improvements were primarily the result of the April 2009 closure of our Syracuse China production facility, as EBIT excluding special charges for the Syracuse China operations showed a $2.1 million improvement compared to the prior year period. These improvements were offset by increases of $0.3 million in increased manufacturing costs primarily related to increased purchases of finished products, $0.2 million in distribution costs and a $0.3 million increase in selling, general and administrative expenses.
International
For the quarter ended June 30, 2010, net sales increased 6.8 percent to $36.9 million from $34.5 million in the year-ago quarter. Components of the increase were increases of 6.5 percent, 2.5 percent and 1.3 percent in sales to customers of Royal Leerdam, Libbey China, and Crisal, respectively. These increases in net sales included a 6.6 percent reduction of sales due to a weaker euro.
EBIT declined by $3.3 million to a loss of $(4.2) million in the second quarter of 2010 from a loss of $(0.9) million in the year-ago quarter. EBIT as a percentage of net sales declined to (11.5) percent in the second quarter 2010, compared to (2.7) percent in the year-ago quarter. Improved sales volume and mix produced a $2.3 million favorable impact. This was offset by a $2.7 million fixed asset write-down on after-processing equipment, increases of $1.4 million in manufacturing costs, $0.3 million in selling, general and administrative costs, $0.3 million in distribution costs related to the higher sales volume and $0.8 million in other expense related to lower foreign currency translation gains.
Segment Results of Operations — First Six Months 2010 Compared to First Six Months 2009
North American Glass
For the six months ended June 30, 2010, net sales increased 8.3 percent to $267.0 million from $246.5 million in the year-ago period. Of the increase in net sales, approximately 6.4 percent was attributable to increased sales of Crisa’s products and 3.2 percent was attributable to increased sales to U.S. and Canadian retail glassware customers offset by a 0.9 percent decline in sales to U.S. and Canadian foodservice glassware customers. Of the 6.4 percent attributable to increased sales of Crisa’s products, 1.8 percent was related to a favorable currency impact.
EBIT increased to $89.2 million for the first six months 2010, compared to $3.1 million for the year-ago period. EBIT as a percentage of net sales increased to 33.4 percent in the first six months 2010, compared to 1.3 percent in the year-ago period. The key factors in the increase in EBIT compared to the year-ago period were a $56.8 million gain on redemption of debt, $29.7 million due to higher production activity offset by higher manufacturing costs, $8.6 million due to favorable currency exchange movement. Selling, general and administrative costs included a $2.7 million pension settlement charge in 2009, which did not recur in 2010. Excluding the impact of these pension charges, selling, general and administrative expenses increased $4.1 million in the first six months of 2010 due primarily to higher labor and benefit costs and legal and professional fees. Distribution costs increased $1.4 million, unfavorable changes in sales and sales mix, excluding exchange impact, caused a $6.9 million impact and other income decreased $0.8 million related to an unfavorable swing in foreign currency translation gains versus the prior year period.
North American Other

For the six months ended June 30, 2010, net sales declined 6.6 percent to $42.7 million from $45.7 million in the year-ago period. Components of the total decrease in net sales were declines of approximately 7.9 percent in sales of Syracuse China products related to the closure of the Syracuse China facility in April 2009 and the decision to reduce the Syracuse China product offering and approximately 0.8 percent in sales of Traex products. These declines were offset by an increase of 3.2 percent in sales of products to World Tableware customers.
EBIT increased by $5.5 million, or 236.2 percent, to $7.8 million for the first six months of 2010, compared to $2.3 million in the year-ago period. EBIT as a percentage of net sales increased to 18.2 percent in the first six months of 2010, compared to 5.1 percent in the year-ago period. The key contributors to the increased EBIT were a decrease of $1.5 million in special charges, an improvement of $3.3 million due to improved sales volume and mix, and a $1.2 million decrease in depreciation and amortization expense. These improvements were primarily the result of the April 2009 closure of our Syracuse China production facility, as EBIT excluding special charges for the Syracuse China operations showed a $4.6 million improvement compared to the prior year period. These improvements were offset by increases $0.4 million in distribution costs and an increase of $0.3 million in selling, general and administrative expenses.
International
For the six months ended June 30, 2010, net sales increased 15.4 percent to $73.1 million from $63.4 million in the year-ago period. The impact of movement in the euro was essentially flat, with a 1.0 percent decline from currency movement. Other components of the increase were increases of 9.1 percent, 5.0 percent and 3.6 percent in sales to customers of Royal Leerdam, Libbey China, and Crisal, respectively.
EBIT declined by $2.1 million to a loss of $(5.3) million in the first six months of 2010 from a loss of $(3.3) million in the year-ago period. EBIT as a percentage of net sales declined to (7.3) percent in the first six months 2010, compared to (5.2) percent in the year-ago period. Improved sales volume and mix produced a $4.4 million favorable impact and currency impact on expenses contributed an additional $0.4 million improvement, offset by a fixed asset write-down on certain after-processing equipment of $2.7 million, impact of $1.5 million from increased production costs, increases of $0.7 million in selling, general and administrative costs, $0.5 million in distribution costs related to the higher sales volume and $1.1 million in other expense.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At June 30, 2010 our cash balance was $46.2 million, a decrease of $8.9 million from $55.1 million at December 31, 2009. The decrease was due to utilization of a portion of our cash on hand to complete the refinancing of our indebtedness in February, 2010 and to fund the seasonal increase in working capital.
Working Capital
The following table presents our working capital components:

(dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	June 30, 2010	December 31, 2009	In dollars	In percent

Accounts receivable — net	$92,782	$82,424	$10,358	12.6%
DSO (1)	43.9	40.2
Inventories — net	$153,187	$144,015	$9,172	6.4%
DIO (2)	72.4	70.2
Accounts payable	$55,775	$58,838	$(3,063)	(5.2)%
DPO (3)	26.4	28.7
Working capital (4)	$190,194	$167,601	$22,593	13.5%
DWC (5)	89.9	81.7
Percentage of net sales	24.6%	22.4%

     DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $190.2 million at June 30, 2010, an increase of $22.6 million from December 31, 2009. Our working capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders which typically exceed production levels in the later part of the year. This quarter, our increase is primarily due to higher inventories and accounts receivable, as we began to experience the effects of both higher sales and production levels. We also experienced a decrease in accounts payable when compared to the end of 2009, as cash payments typically are slower during the final weeks of the year due to holidays. Our DSO also increased compared to the end of the year as increased collections will typically lag any increase in sales volume. As a result of the factors above, working capital as a percentage of net sales increased to 24.6 percent at June 30, 2010 from 22.4 percent at December 31, 2009. Working capital as a percentage of net sales at June 30, 2010 is comparable to that of 24.3 percent at June 30, 2009.

Borrowings
The following table presents our total borrowings:

			June 30,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2010	2009

Borrowings under ABL facility	floating	April 8, 2014	$—	$—
Senior Secured Notes	10.0% (1)	February 15, 2015	400,000	—
Floating rate notes			—	306,000
PIK Notes (2)			—	80,431
Promissory note	6.00%	July, 2010 to September, 2016	1,401	1,492
Notes payable	floating	July, 2010	770	672
RMB loan contract	floating	July, 2012 to January, 2014	36,825	36,675
RMB working capital loan	floating	January, 2011	7,365	7,335
BES Euro line	floating	December, 2010 to December, 2013	12,086	14,190

Total borrowings			458,447	446,795
Less — unamortized discount			7,072	1,749
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement (1)			1,073	-
Plus — Carrying value in excess of principal on PIK Notes (2)			-	70,193

Total borrowings — net (3)			$452,448	$515,239

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we were required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. During the first quarter of 2010, we redeemed the New PIK Notes in conjunction with the refinancing of the senior floating rate notes and recognized the $70.2 million gain in gain on redemption of debt on the Condensed Consolidated Statement of Operations.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $458.4 million at June 30, 2010, compared to total borrowings of $446.8 million at December 31, 2009. The $11.6 million increase in borrowings was the result of the debt refinancing completed on February 8, 2010, when we used the proceeds of a $400.0 million debt offering and cash on hand to redeem the PIK notes and repurchase the $306.0 million Floating Rate notes. We also amended and restated the credit agreement relating to our ABL facility. See note 4 to the Condensed Consolidated Financial Statements.
Of our total borrowings, $157.0 million, or approximately 34.3 percent, was subject to variable interest rates at June 30, 2010. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.6 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.2 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively.
Cash Flow
The following table presents key drivers to our free cash flow for the second quarter.

	Three months ended June 30,		Variance
(dollars in thousands, except percentages)	2010	2009	In dollars	In percent

Net cash provided by operating activities	$38,112	$24,706	$13,406	54.3%
Capital expenditures	(7,231)	(4,610)	(2,621)	(56.9)%
Proceeds from asset sales and other	—	21	(21)	(100.0)%

Free cash flow (1)	$30,881	$20,117	$10,764	53.5%

(1)	We believe that Free cash flow [net cash provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by operating activities to Free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $38.1 million in the second quarter of 2010, compared to net cash provided by operating activities of $24.7 million in the year-ago quarter, or an increase of $13.4 million. The major factors impacting cash flow from operations were improvements of $6.9 million from net income, $23.7 million from changes in accrued interest and amortization of discounts, warrants and finance fees and a $5.1 million improvement in the cash impact of restructuring, offset by unfavorable cash flow impact of $19.0 million due to increased working capital related to increased sales and production.
Our net cash used in investing activities increased to $7.2 million in the second quarter of 2010, compared to $4.6 million in the year-ago period, primarily as a result of the $2.6 million increase in capital expenditures compared to the prior year second quarter.
Net cash used in financing activities was $2.1 million in the second quarter of 2010, compared to $12.8 million in the year-ago quarter. During the second quarter of 2009, we utilized $10.8 million for repayments on our ABL credit facility, while there were no borrowings or repayments on this facility for the first six months of 2010.
Our free cash flow was $30.9 million during the second quarter of 2010, compared to $20.1 million in the year-ago quarter, an increase of $10.8 million. The primary contributors to this change were the increase in cash flow from operating activities, offset by increased capital expenditures in the current period, as discussed above.
The following table presents key drivers to our free cash flow for the first six months.

	Six months ended June 30,		Variance
(dollars in thousands, except percentages)	2010	2009	In dollars	In percent

Net cash (used in) provided by operating activities	$(8,053)	$39,090	$(47,143)	(120.6)%
Capital expenditures	(11,379)	(9,550)	(1,829)	(19.2)%
Proceeds from asset sales and other	—	88	(88)	(100.0)%

Free cash flow (1)	$(19,432)	$29,628	$(49,060)	(165.6)%
Payment of interest on PIK Notes	29,400	—	29,400	NM

Adjusted Free cash flow (1)	$9,968	$29,628	$(19,660)	(66.4)%

(1)	We believe that Free cash flow and Adjusted free cash flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other; further adjusted for payment of interest on PIK notes in the case of Adjusted free cash flow] are useful metrics for evaluating our financial performance, as they are measures we use internally to assess performance. See Table 2 for a reconciliation of net cash (used in) provided by operating activities to Free cash flow and Adjusted free cash flow and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
Our net cash used in operating activities was $(8.1) million in the first six months of 2010, compared to net cash provided by operating activities of $39.1 million in the year-ago period, or a decrease of $47.1 million. The major factors impacting cash flow from operations were the $90.2 million improvement in net income (loss) and $14.2 million from changes in accrued interest and amortization of discounts, warrants and finance fees, offset by $86.2 million of items related to our debt refinancing, $50.3 million from the impact of increased working capital related to increased sales and production and $15.3 million from a decrease in accrued liabilities net of prepaid expenses primarily the result of incentive compensation payments in the first quarter of 2010.

Our net cash used in investing activities increased to $19.8 million in the first six months of 2010, compared to $9.5 million in the year-ago period, primarily as a result of the $8.4 million payment of call premiums on our floating rate notes as part of our debt refinancing and an increase of $1.8 million in capital expenditures compared to the prior year period.
Net cash provided by (used in) financing activities was $19.9 million in the first six months of 2010, compared to a use of cash of $(18.8) million in the year-ago period. During the first half of 2010, our proceeds from the Senior Secured Notes were only partially offset by the repurchase of our floating rate notes, the redemption of the PIK notes and payment of debt issuance costs. The increase in cash provided by financing activities, along with cash on hand, was used to pay interest on the PIK notes and the call premium on the floating rate notes.
Our Free cash flow was $(19.4) million during the first six months of 2010, compared to $29.6 million in the year-ago period, a decrease of $49.0 million. The primary contributors to this change were the decrease in cash flow from operating activities, which included payment of interest on the PIK Notes, and increased capital expenditures in the current period, as discussed above.
Our Adjusted free cash flow was $10.0 million during the first six months of 2010, compared to $29.6 million in the year-ago period, a decrease of $19.6 million. The primary contributors to this change were the decrease in cash flow from operating activities excluding payment of interest on the PIK Notes, and increased capital expenditures in the current period.
Derivatives
We have an Interest Rate Agreement (Rate Agreement) with respect to $100.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt, maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at June 30, 2010 is 7.72 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of June 30, 2010, by Standard and Poor’s.
The fair market value for the Rate Agreement at June 30, 2010, was a $1.5 million asset. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel this agreement and expect it to mature as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2010, we had commodity futures contracts for 2,770,000 million British Thermal Units (BTUs) of natural gas with a fair market value of an $(5.6) million liability. We have hedged approximately 59.0 percent of forecasted transactions through December 2010. At December 31, 2009, we had commodity futures contracts for 3,610,000 million BTUs of natural gas with a fair market value of a $(5.4) million liability. The counterparties for these derivatives were rated BBB+ or better as of June 30, 2010, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of June 30, 2010 we had no amounts outstanding under our ABL Facility, although we had $18.2 million of letters of credit issued under that facility. As a result, we had $55.9 million of unused availability remaining under the ABL Facility at June 30, 2010. In addition, we had $46.2 million of cash on hand at June 30, 2010.
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
Based on our operating plans and current forecast expectations (including expectations that the global economy will not deteriorate further), we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

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
Table 1

Reconciliation of net income (loss) to EBIT, EBITDA and	Three months ended		Six months ended
adjusted EBITDA	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009

Net income (loss)	$9,567	$2,664	$64,977	$(25,229)
Add: Interest expense	11,768	17,532	21,388	34,711
Add: provision for (benefit from) income taxes	3,477	(5,947)	5,297	(7,324)

Earnings before interest and income taxes (EBIT)	24,812	14,249	91,662	2,158
Add: Depreciation and amortization	10,568	10,518	20,954	22,246

Earnings before interest, taxes, deprecation and amortization (EBITDA)	35,380	24,767	112,616	24,404
Add: Special items before interest and taxes:
Gain on redemption of debt (see note 4)	—	—	(56,792)	—
Pension settlement charges (see note 7)	—	200	—	2,700
Facility closure charges (see note 5)	156	233	518	2,681
Fixed asset write-down (see note 5)	2,687	—	2,687	—
Insurance claim recovery	(945)	—	(945)	—
Less: Depreciation expense included in special charges and also in depreciation and amortizaton above	—	—	—	(705)

Adjusted EBITDA	$37,278	$25,200	$58,084	$29,080

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
Table 2

Reconciliation of net cash provided by (used in) operating	Three months ended		Six months ended
activities to free cash flow and adjusted free cash flow	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009

Net cash (used in) provided by operating activities	$38,112	$24,706	$(8,053)	$39,090
Capital expenditures	(7,231)	(4,610)	(11,379)	(9,550)
Proceeds from asset sales and other	—	21	—	88

Free cash flow	30,881	20,117	(19,432)	29,628
Payment of interest on PIK Notes	—	—	29,400	—

Adjusted free cash flow	$30,881	$20,117	$9,968	$29,628

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
Table 3

Reconciliation of working capital	June 30,	December 31,
(dollars in thousands)	2010	2009

Accounts receivable (net)	$92,782	$82,424
Plus: Inventories (net)	153,187	144,015
Less: Accounts payable	55,775	58,838

Working capital	$190,194	$167,601

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
Interest Rates
We have an Interest Rate Agreement (Rate Agreement) with respect to $100.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at June 30, 2010 is 7.72 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of June 30, 2010, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of June 30, 2010.
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

We have a high degree of financial leverage. As of June 30, 2010, we had $458.4 million aggregate principal amount of debt outstanding. Of that amount:
•	$400.0 million consisted of our Senior Secured Notes, which were secured by a first-priority lien on substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens and a second-priority lien on substantially all of the existing and future real and personal property (including without limitation tangible and intangible assets) of Libbey Glass and its domestic subsidiaries (other than certain real property and equipment located in the United States and certain general intangibles, instruments, books and records and supporting obligations related to such real property and equipment, and certain proceeds of the foregoing);

•	we had no debt outstanding under our amended and restated ABL Facility, which was secured by a first-priority lien on certain inventories and receivables, although we had $18.2 million of letters of credit issued under that facility;

•	RMB 250 million (approximately $36.8 million at June 30, 2010) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-branch, or CCBC. We used the proceeds of this loan to finance the construction of our manufacturing facility in China that began operations in early 2007;

•	RMB 50 million (approximately $7.4 million at June 30, 2010) consisted of a loan, which is fully drawn, made by CCBC to finance the working capital needs of our China facility;

•	€9.9 million (approximately $12.1 million at June 30, 2010) consisted of a loan made by Banco Espirito Santo, S.A., or the BES Euro Line, to finance operational improvements associated with our Portuguese operations;

•	$1.4 million consisted of amounts we owed under a promissory note related to the purchase of our Laredo, Texas warehouse; and

•	$0.8 million consisted of amounts drawn on the overdraft lines of credit extended to our European operations.
Although neither our amended and restated ABL Facility nor the indenture governing our Senior Secured Notes contain financial covenants, they do contain other covenants that limit our operational and financial flexibility, such as by limiting the additional indebtedness that we may incur, limiting certain business activities, investments and payments, and limiting our ability to dispose of certain assets. These covenants may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

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

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations or reduce the cost competitiveness of our products or those of our subsidiaries.

•	Our business requires us to maintain a large fixed cost base that can affect our profitability.

•	We may not be able to achieve the international growth contemplated by our strategy.

•	We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	The inability to extend or refinance debt of our foreign subsidiaries, or the calling of that debt before scheduled maturity, could adversely impact our liquidity and financial condition.

•	Our cost-reduction projects may not result in anticipated savings in operating costs.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	If we have a fair value impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

•	A severe outbreak, epidemic or pandemic of the H1N1 virus or other contagious disease in a location where we have a facility could adversely impact our results of operations and financial condition.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	If we are unable to obtain sourced products or materials at favorable prices, our operating performance may be adversely affected.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	High levels of inflation and high interest rates in Mexico could adversely affect the operating results and cash flows of Crisa. In addition, similar issues could impact China in the future.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	Our business may suffer if we do not retain our senior management.

•	We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in their operation, our business and results of operations could suffer.

•	We may not be able to effectively integrate future businesses we acquire or joint ventures we enter into.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

•	We are involved in litigation from time to time in the ordinary course of business.

•	Our products are subject to various health and safety requirements and may be subject to new health and safety requirements in the future; these requirements could have a material adverse effect on our operations.
Our glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware and plastic products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on our operations. If any of our products becomes subject to new regulations, or if any of our products becomes specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission (“CPSC”) regulates many consumer products, including glass tableware products that are externally decorated with certain ceramic enamels. New regulations or policies by the CPSC could require us to change our manufacturing processes, which could materially raise our manufacturing costs. Furthermore, a significant order or judgment against us by any such governmental or regulatory entity relating to health or safety matters, or the imposition of a significant fine relating to such matters, may have a material adverse effect on our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer’s Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

April 1 to April 30, 2010	—	—	—	1,000,000
May 1 to May 31, 2010	—	—	—	1,000,000
June 1 to June 30, 2010	—	—	—	1,000,000

Total	—	—	—	1,000,000

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

additional shares.

Item 5.	Other Information
(b)	There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.	Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, as amended as set forth in Exhibit 3.01 to Libbey Inc.’s Form 8-K filed February 7, 2005, both of which filings are incorporated herein by reference).

4.1	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated October 28, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.3	Series I Warrant, issued October 28, 2009 (filed as Exhibit 4.3 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.4	Amendment and Restated Credit Agreement, dated February 8, 2010, among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, Libbey Inc., as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent and the other lenders and agents party thereto (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.5	New Notes Indenture, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.7	Intercreditor Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

10.1	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.3	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.4	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.5	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.6	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for

Exhibit
Number	Description
the year ended December 31, 1999 and incorporated herein by reference).

10.8	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.9	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.12	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.13	2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).

10.14	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.15	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.16	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.32 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.33 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.22	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.34 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.23	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.24	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.25	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.27	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.28	Employment Agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.39 to

Exhibit
Number	Description
Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.29	Change in control agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.40 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date: July 30, 2010	By	/s/ Richard I. Reynolds
Richard I. Reynolds,
Executive Vice President, Chief Financial Officer