Form 10-Q
period 2010-09-30
LIBBEY INC
filed 2010-11-05
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Common Stock, $.01 par value 19,679,232 shares at October 29, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2010	2009
Net sales	$200,007	$186,878
Freight billed to customers	457	419

Total revenues	200,464	187,297
Cost of sales	158,779	144,337

Gross profit	41,685	42,960
Selling, general and administrative expenses	25,335	24,811
Restructuring charges	700	300

Income from operations	15,650	17,849
Other income	23	2,703

Earnings before interest and income taxes	15,673	20,552
Interest expense	11,855	17,451

Income before income taxes	3,818	3,101
Provision for (benefit from) income taxes	1,472	(432)

Net income	$2,346	$3,533

Net income per share:
Basic	$0.13	$0.23

Diluted	$0.12	$0.23

Dividends per share	$—	$—

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2010	2009
Net sales	$576,947	$540,557
Freight billed to customers	1,311	1,163

Total revenues	578,258	541,720
Cost of sales	454,665	453,761

Gross profit	123,593	87,959
Selling, general and administrative expenses	72,878	69,699
Restructuring charges	1,088	974

Income from operations	49,627	17,286
Gain on redemption of debt	56,792	—
Other income	916	5,424

Earnings before interest and income taxes	107,335	22,710
Interest expense	33,243	52,162

Income (loss) before income taxes	74,092	(29,452)
Provision for (benefit from) income taxes	6,769	(7,756)

Net income (loss)	$67,323	$(21,696)

Net income (loss) per share:
Basic	$3.98	$(1.45)

Diluted	$3.26	$(1.45)

Dividends per share	$—	$—

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:

Cash and cash equivalents	$35,568	$55,089
Accounts receivable — net	110,574	82,424
Inventories — net	159,374	144,015
Prepaid and other current assets	12,374	11,783

Total current assets	317,890	293,311

Pension asset	10,700	9,454
Purchased intangible assets — net	23,594	24,861
Goodwill	168,320	168,320
Other assets	21,556	8,854

Total other assets	224,170	211,489
Property, plant and equipment — net	272,723	290,013

Total assets	$814,783	$794,813

Liabilities and Shareholders’ Equity (Deficit):

Notes payable	$—	$672
Accounts payable	58,937	58,838
Salaries and wages	29,328	34,064
Accrued liabilities	48,532	35,699
Accrued restructuring charges	921	1,016
Pension liability (current portion)	2,031	1,984
Non-pension postretirement benefits (current portion)	4,363	4,363
Derivative liability	5,730	3,346
Deferred income taxes	3,511	3,559
Long-term debt due within one year	9,878	9,843

Total current liabilities	163,231	153,384

Long-term debt	446,224	504,724
Pension liability	113,314	119,727
Non-pension postretirement benefits	65,447	64,780
Deferred income taxes	6,196	6,226
Other long-term liabilities	12,018	12,879

Total liabilities	806,430	861,720

Shareholders’ equity (deficit):
Common stock, par value $.01 per share, 50,000,000 shares authorized, 19,678,152 shares issued at September 30, 2010 and 18,697,630 shares at December 31, 2009	197	187
Capital in excess of par value (includes warrants of $1,034 based on 485,309 shares at September 30, 2010 and and $15,560 based on 3,952,165 at December 31, 2009)	299,719	324,272
Treasury stock, at cost, 0 shares at September 30, 2010 and 2,599,769 shares in 2009	—	(70,298)
Accumulated deficit	(181,439)	(205,344)
Accumulated other comprehensive loss	(110,124)	(115,724)

Total shareholders’ equity (deficit)	8,353	(66,907)

Total liabilities and shareholders’ equity (deficit)	$814,783	$794,813

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2010	2009
Operating activities:
Net income	$2,346	$3,533
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,040	10,629
Loss on asset disposals	78	77
Change in accounts receivable	(15,355)	864
Change in inventories	(2,418)	(6,196)
Change in accounts payable	77	(3,191)
Accrued interest and amortization of discounts, warrants and finance fees	(8,996)	13,447
Pension & non-pension postretirement benefits	917	(453)
Restructuring charges	627	(1,086)
Accrued liabilities & prepaid expenses	7,007	8,344
Accrued income taxes	1,129	(862)
Other operating activities	1,768	1,533

Net cash (used in) provided by operating activities	(2,780)	26,639

Investing activities:
Additions to property, plant and equipment	(7,743)	(2,737)
Proceeds from asset sales and other	—	172

Net cash used in investing activities	(7,743)	(2,565)

Financing activities:
Net repayments on ABL credit facility	—	(16,799)
Other repayments	(878)	(662)

Net cash used in financing activities	(878)	(17,461)

Effect of exchange rate fluctuations on cash	796	(47)

(Decrease) increase in cash	(10,605)	6,566
Cash at beginning of period	46,173	24,082

Cash at end of period	$35,568	$30,648

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$21,765	$894
Cash refunded during the period for income taxes	$(243)	$(546)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$67,323	$(21,696)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	30,994	32,875
Loss on asset disposals	343	109
Change in accounts receivable	(28,967)	(14,733)
Change in inventories	(17,218)	32,050
Change in accounts payable	914	(3,078)
Accrued interest and amortization of discounts, warrants and finance fees	6,795	14,998
Accrual of interest on PIK notes	—	11,916
Gain on redemption of PIK notes	(70,193)	—
Payment of interest on PIK notes	(29,400)	—
Call premium on floating rate notes	8,415	—
Write-off of bank fees & discounts on old ABL and floating rate notes	4,986	—
Pension & non-pension postretirement benefits	3,788	2,712
Restructuring charges	3,023	(1,837)
Accrued liabilities & prepaid expenses	4,494	21,128
Accrued income taxes	890	(9,499)
Other operating activities	2,980	784

Net cash (used in) provided by operating activities	(10,833)	65,729

Investing activities:
Additions to property, plant and equipment	(19,122)	(12,287)
Call premium on floating rate notes	(8,415)	—
Proceeds from asset sales and other	—	260

Net cash used in investing activities	(27,537)	(12,027)

Financing activities:
Net repayments on ABL credit facility	—	(33,488)
Other repayments	(969)	(2,785)
Other borrowings	215	—
Floating rate note payments	(306,000)	—
PIK note payment	(51,031)	—
Proceeds from senior secured notes	392,328	—
Debt issuance costs and other	(15,488)	—

Net cash provided by (used in) financing activities	19,055	(36,273)

Effect of exchange rate fluctuations on cash	(206)	(85)

(Decrease) increase in cash	(19,521)	17,344
Cash at beginning of period	55,089	13,304

Cash at end of period	$35,568	$30,648

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$27,905	$20,897
Cash paid during the period for income taxes	$4,459	$761
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
Stock-Based Compensation Expense
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2010 was $0.7 million and $2.6 million, respectively. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2009 was $0.5 million and $1.6 million, respectively.
New Accounting Standards
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

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2010	December 31, 2009

Accounts receivable:
Trade receivables	$109,998	$81,032
Other receivables	576	1,392

Total accounts receivable, less allowances of $6,618 and $7,457	$110,574	$82,424

Inventories:
Finished goods	$143,065	$126,858
Work in process	762	1,255
Raw materials	4,701	4,201
Repair parts	9,599	9,933
Operating supplies	1,247	1,768

Total inventories, less allowances of $4,794 and $4,528	$159,374	$144,015

Prepaid and other current assets:
Value added tax	$6,383	$4,946
Prepaid expenses	5,729	6,362
Derivative asset	147	—
Refundable and prepaid income taxes and other	115	475

Total prepaid and other current assets	$12,374	$11,783

Other assets:
Deposits	$895	$583
Finance fees — net of amortization	13,571	4,056
Derivative asset (long-term portion)	3,228	—
Other assets	3,862	4,215

Total other assets	$21,556	$8,854

Accrued liabilities:
Accrued incentives	$20,621	$13,790
Workers compensation	9,384	8,834
Medical liabilities	3,778	2,948
Interest	5,034	1,998
Commissions payable	1,070	1,134
Other accrued liabilities	8,645	6,995

Total accrued liabilities	$48,532	$35,699

Other long-term liabilities:
Derivative liability (long term portion)	$497	$2,061
Deferred liability	4,158	3,350
Other long-term liabilities	7,363	7,468

Total other long-term liabilities	$12,018	$12,879

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
As part of an exchange transaction last year involving our PIK notes, 933,145 shares were issued to Merrill Lynch PCG, Inc. in October, 2009 along with warrants conveying the right to purchase, for $0.01 per share, an additional 3,466,856 shares of our common stock. Please see note 6 to our Annual Report on Form 10-K for the year ended December 31, 2009 for further information on this transaction. The additional 3.5 million shares were issued in August, 2010 as the warrant holder chose to exercise these warrants, and on August 18, 2010, we announced the closing of a secondary offering of these 4.4 million shares of our common stock on behalf of Merrill Lynch PCG, Inc., the selling stockholder, at a price to the public of $10.25 per share. The total offering size reflects the underwriters’ exercise of their option to purchase an additional 573,913 shares of common stock, on the same terms and conditions, to cover over-allotments. We did not receive any proceeds from the offering. The fees of approximately $1.1 million related to this transaction were recorded as Selling, General and Administrative expense in the Condensed Consolidated Statement of Operations and were reflected in our North American Glass segment in the third quarter.
Borrowings consist of the following:

			September 30,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2010	2009

Borrowings under ABL facility	floating	April 8, 2014	$—	$—
Senior Secured Notes	10.00% (1)	February 15, 2015	400,000	—
Floating rate notes			—	306,000
PIK notes (2)			—	80,431
Promissory note	6.00%	October, 2010 to September, 2016	1,355	1,492
Notes payable	floating	October, 2010	—	672
RMB loan contract	floating	July, 2012 to January, 2014	37,425	36,675
RMB working capital loan	floating	January, 2011	7,485	7,335
BES Euro line	floating	December, 2010 to December, 2013	13,476	14,190

Total borrowings			459,741	446,795
Less — unamortized discount			6,689	1,749
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)			3,050	—
Plus — carrying value in excess of principal on PIK notes (2)			—	70,193

Total borrowings — net			456,102	515,239
Less — long term debt due within one year and notes payable			9,878	10,515

Total long-term portion of borrowings — net			$446,224	$504,724

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.

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
All borrowings under the ABL Facility are secured by:
•	a first-priority security interest in substantially all of the existing and future real and personal property of Libbey Glass and its domestic subsidiaries (the “Credit Agreement Priority Collateral”);

•	a first-priority security interest in:
•	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries;

•	100 percent of the non-voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries; and

•	65 percent of the voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries
•	a first priority security interest in substantially all proceeds and products of the property and assets described above; and

•	a second-priority security interest in substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens (the “New Notes Priority Collateral”).
Additionally, borrowings by Libbey Europe under the ABL Facility are secured by:
•	a first-priority lien on substantially all of the existing and future real and personal property of Libbey Europe and its Dutch subsidiaries; and

•	a first-priority security interest in:
•	100 percent of the stock of Libbey Europe and 100 percent of the stock of substantially all of the Dutch subsidiaries; and

•	100 percent (or a lesser percentage in certain circumstances) of the outstanding stock issued by the first tier foreign subsidiaries of Libbey Europe and its Dutch subsidiaries.
Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 2.5 percent and 3.5 percent, respectively, at September 30, 2010. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.75 percent at September 30, 2010. No financial covenants or compensating balances are required by the Agreement. There were no Libbey Glass or Libbey Europe borrowings under the facility at September 30, 2010 or at December 31, 2009. Interest is payable on the last day of the interest period, which can range from one month to six months.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.
The available total borrowing base is offset by ERISA, rent and tax reserves totaling $3.4 million and mark-to-market reserves for natural gas contracts of $4.9 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $110.0 million limit. At September 30, 2010, we had $18.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the new ABL Facility was $69.6 million at September 30, 2010 compared to $79.2 million under the old ABL Facility at December 31, 2009.

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
Prior to August 15, 2012, we may redeem in the aggregate up to 35 percent of the original principal amount Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 110 percent of the principal amount, provided that at least 65 percent of the original principal amount of the Senior Secured Notes must remain outstanding after each redemption and that each redemption occurs within 90 days of the closing of the equity offering. In addition, prior to August 15, 2012, but not more than once in any twelve-month period, we may redeem in the aggregate up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest. The Senior Secured Notes are redeemable at our option, in whole or in part, at any time on or after August 15, 2012 at set redemption prices together with accrued and unpaid interest.
We have an Interest Rate Agreement (Rate Agreement) in place with respect to $90.0 million of debt as a means to manage our fixed to variable interest rate ratio. Of the original $100 million agreement, $10 million was called in August, 2010 for a premium of $0.3 million, at the counterparty’s option. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Rate Agreement at September 30, 2010, excluding applicable fees, is 7.66 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA-, as of September 30, 2010, by Standard and Poor’s.

The fair market value for the Rate Agreement at September 30, 2010 was a $3.2 million asset. An adjustment of $3.0 million was recorded to increase the carrying value of the related long-term debt. The net impact of $0.2 million expense and $0.2 million income is recorded in other income on the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2010, respectively. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We expect this agreement to expire as originally contracted.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2010, we had $1.4 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit at our Crisal facility for a maximum of €1.1 million. There were no borrowings under the facility at September 30, 2010, which has an interest rate of 5.80 percent.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $37.4 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2010, the annual interest rate was 5.35 percent. As of September 30, 2010, the outstanding balance was RMB 250.0 million (approximately $37.4 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.4 million) and RMB 40.0 million (approximately $6.0 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $9.0 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
RMB Working Capital Loan
In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with CCB. The three-year term loan is secured by a Libbey Inc. guarantee and had an original principal payment at maturity on March 14, 2010. On February 25, 2010, the terms of the working capital loan were extended. Under the new terms, the loan matures in January, 2011 and is secured by a letter of credit. At September 30, 2010, the U.S. dollar equivalent on the line was $7.5 million at a current interest rate of 5.31 percent. Interest is payable quarterly.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.0 million) with Banco Espírito Santo, S.A. (BES). The $13.5 million outstanding at September 30, 2010 was the U.S. dollar equivalent of the €9.9 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €1.6 million (approximately $2.2 million) is due in December 2010, payment of €2.2 million (approximately $3.0 million) is due in December 2011, payment of €2.8 million (approximately $3.8 million) is due in December 2012 and payment of €3.3 million (approximately $4.5 million) is due in December 2013. Interest with respect to the line is paid every six months.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $400.0 million senior secured notes due February 15, 2015 had an estimated fair value of $430.0 million at September 30, 2010. The fair value of the remainder of our debt approximates carrying value at September 30, 2010.

Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of September 30, 2010 we had no amounts outstanding under our ABL Facility, although we had $18.4 million of letters of credit issued under that facility. As a result, we had $69.6 million of unused availability remaining under the ABL Facility at September 30, 2010. In addition, we had $35.6 million of cash on hand at September 30, 2010.
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
Facility Closures
In December 2008, we announced that our Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs. The Syracuse China facility was closed on April 9, 2009 and the Mira Loma distribution center was closed on May 31, 2009. See Form 10-K for the year ended December 31, 2009 for further discussion.
There were no additional charges related to these closures in the three months ended September 30, 2010. We incurred additional charges of approximately $0.5 million in the nine months ended September 30, 2010, related to these closures, including charges of $0.4 million primarily related to employee termination and building site clean up costs. These amounts were included in restructuring charges on the Condensed Consolidated Statement of Operations in the North American Other and North American Glass segments as detailed in the tables below.
Other income on the Condensed Consolidated Statement of Operations included a charge of immaterial amounts for the three months ending September 30, 2010 and the three months ending September 30, 2009 and $0.1 million and $0.2 million for the first nine months of 2010 and 2009, respectively, for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. These amounts were included in the North American Other segment.
We incurred charges of approximately $0.5 million and $3.2 million related to these closures in the three months and nine months ended September 30, 2009, respectively. This included a charge of $1.1 million incurred in the first quarter of 2009 to write down certain raw materials and work in process inventory that could not be converted to finished product. An immaterial amount of this inventory was subsequently sold in the second and third quarters of 2009, resulting in a reversal of a portion of this write-down. A pension settlement charge of approximately $0.2 million was recorded in the third quarter of 2009 related to lump sum distributions which resulted from the plant closing. These amounts were included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Additional depreciation expense of $0.7 million was recorded in the first quarter of 2009 to reflect the shorter remaining useful life of the assets. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Other segment.
Charges of $1.0 million and $1.6 million recorded during the three months and nine months ended September 30, 2009, respectively, included various legal, consulting and employee severance related costs. In addition, during the three months ended September 30, 2009, we recorded a charge of $0.1 million to write down certain fixed assets at our Mira Loma facility, and received cash proceeds of $0.8 million for the sale of certain fixed assets which previously had been written off at our Syracuse China facility. This resulted in a net charge of $0.6 million related to the write-down of fixed assets for the nine months ended September 30, 2009. These amounts were included in restructuring charges on the Condensed Consolidated Statement of Operations in the North American Other segment.
The following table summarizes the facility closure charges in the third quarter of 2010 and 2009:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	North	North		North	North
	American	American		American	American
(dollars in thousands)	Glass	Other	Total	Glass	Other	Total
Inventory write-down	$—	$—	$—	$(1)	$(76)	$(77)
Pension settlement charges	—	—	—	—	239	239

Included in cost of sales	—	—	—	(1)	163	162
Employee termination cost & other	—	—	—	(4)	954	950
Building site clean-up & fixed asset
write-down	—	—	—	112	(762)	(650)

Included in restructuring charges	—	—	—	108	192	300
Ineffectiveness of natural gas hedge	—	—	—	—	(27)	(27)

Included in other (expense) income	—	—	—	—	(27)	(27)

Total pretax charge	$—	$—	$—	$107	$382	$489

The following table summarizes the facility closure charges in the first nine months of 2010 and 2009:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	North	North		North	North
	American	American		American	American
(dollars in thousands)	Glass	Other	Total	Glass	Other	Total
Inventory write-down	$—	$—	$—	$—	$1,039	$1,039
Pension settlement charges	—	—	—	—	239	239
Fixed asset depreciation	—	—	—	—	705	705

Included in cost of sales	—	—	—	—	1,983	1,983
Employee termination cost & other	29	76	105	(31)	1,612	1,581
Building site clean-up & fixed asset
write-down	—	283	283	112	(719)	(607)

Included in restructuring charges	29	359	388	81	893	974
Ineffectiveness of natural gas hedge	—	(130)	(130)	—	(213)	(213)

Included in other (expense) income	—	(130)	(130)	—	(213)	(213)

Total pretax charge	$29	$489	$518	$81	$3,089	$3,170

The following reflects the balance sheet activity related to the facility closure charge for the period ended September 30, 2010:

	Reserve				Reserve
	Balances	Total			Balances
	at December 31,	Charge to	Cash	Non-cash	at September 30,
(dollars in thousands)	2009	Earnings	Payments	Utilization	2010
Building site clean-up & fixed asset write-down	$306	$283	$(538)	$—	$51
Employee termination cost & other	710	105	(224)	—	591
Ineffectiveness of natural gas hedges	—	130	—	(130)	—

Total	$1,016	$518	$(762)	$(130)	$642

The ending balance of $0.6 million at September 30, 2010 was included in accrued restructuring charges on the Condensed Consolidated Balance Sheet and we expect this to result in cash payments in the remainder of 2010 and 2011. The carrying value of this balance approximates its fair value.
The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

	North	North	Total
	American	American	Charges
(dollars in thousands)	Glass	Other	To Date
Inventory write-down	$192	$10,553	$10,745
Pension & postretirement welfare	—	4,448	4,448
Fixed asset depreciation	—	966	966

Included in cost of sales	192	15,967	16,159
Employee termination cost & other	549	6,033	6,582
Building site clean-up & fixed asset write-down	177	9,805	9,982

Included in restructuring charges	726	15,838	16,564
Ineffectiveness of natural gas hedge	—	745	745

Included in other income	—	745	745

Total pretax charge to date	$918	$32,550	$33,468

We expect the total expenses for each of these activities to approximate the expenses incurred to date.
Fixed Asset and Inventory Write-down
In August 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. In the third quarter of 2010, a charge of $0.6 million was recorded to write down inventory and spare machine parts. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the North American Glass segment. Charges of $0.7 million were recorded in the third quarter of 2010 for site cleanup and fixed assets write down. This amount was included in restructuring charges on the Condensed Consolidated Statement of Operations in the North American Glass segment. No employee related costs were incurred, as all employees will be reassigned into the facility.

	Reserve				Reserve
	Balances	Total			Balances
	at December 31,	Charge to	Cash	Non-cash	at September 30,
(dollars in thousands)	2009	Earnings	Payments	Utilization	2010
Inventory write-down	$—	$578	$—	$(578)	$—
Building site clean-up & fixed asset write-down	—	700	9	(430)	279

Total	$—	$1,278	$9	$(1,008)	$279

The ending balance of $0.3 million at September 30, 2010 was included in accrued restructuring charges on the Condensed Consolidated Balance Sheet and we expect this to result in cash payments in the remainder of 2010.
During the second quarter of 2010, we wrote down certain after-processing equipment within our International segment. The non-cash charge of $2.7 million was included in cost of sales on the Consolidated Statements of Operations.

Summary of Total Charges
The following table summarizes the charges mentioned above and their classifications in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Cost of sales	$578	$162	$3,265	$1,983
Restructuring charges	700	300	1,088	974
Other income	—	27	130	213

	$1,278	$489	$4,483	$3,170

6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and changes in tax laws. At September 30, 2010 and December 31, 2009 we had $1.3 million and $1.0 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.
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
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions that eliminate the tax-free status of the Part D subsidy beginning in 2013. The affect of this change was a $0.7 million reduction to our gross deferred income tax asset related to retiree medical benefits. However, since we have a valuation allowance against our U.S. net deferred income tax asset, there was no impact to the Condensed Consolidated Balance Sheet or the Condensed Consolidated Statements of Operations.
7. Pension and Non-pension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Except for the Crisa plan, our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and employees hired at Toledo after September 30, 2010). The non-U.S. pension plans cover the employees of our wholly owned subsidiaries Royal Leerdam and Crisa. The Crisa plan is not funded.

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$1,106	$1,271	$383	$339	$1,489	$1,610
Interest cost	3,800	3,878	1,103	1,037	4,903	4,915
Expected return on plan assets	(4,141)	(4,383)	(612)	(632)	(4,753)	(5,015)
Amortization of unrecognized:
Prior service cost (gain)	582	560	30	(23)	612	537
Loss	760	227	98	93	858	320
Settlement charge	—	687	—	—	—	687

Pension expense	$2,107	$2,240	$1,002	$814	$3,109	$3,054

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$4,006	$3,761	$1,184	$1,015	$5,190	$4,776
Interest cost	11,922	11,774	3,348	3,111	15,270	14,885
Expected return on plan assets	(12,513)	(13,184)	(1,795)	(1,897)	(14,308)	(15,081)
Amortization of unrecognized:
Prior service cost (gain)	1,746	1,681	92	(70)	1,838	1,611
Loss	2,716	662	308	281	3,024	943
Settlement charge	—	3,387	—	—	—	3,387

Pension expense	$7,877	$8,081	$3,137	$2,440	$11,014	$10,521

We incurred pension settlement charges of $0.7 million and $3.4 million during the three months and nine months ended September 30, 2009, respectively. The pension settlement charges were triggered by excess lump sum distributions to retirees. Lump sum distributions to retirees during the first nine months of 2010 have not been large enough to trigger settlement charges thus far during 2010.
We provide certain retiree health care and life insurance benefits covering our U.S and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and employees hired at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. non-pension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.
The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$242	$333	$—	$—	$242	$333
Interest cost	877	946	30	29	907	975
Amortization of unrecognized:
Prior service cost (gain)	296	(104)	—	—	296	(104)
Loss / (gain)	299	191	(8)	(9)	291	182
Curtailment credit	—	(94)	—	—	—	(94)

Non-pension postretirement benefit expense	$1,714	$1,272	$22	$20	$1,736	$1,292

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$1,020	$999	$1	$1	$1,021	$1,000
Interest cost	2,713	2,838	92	84	2,805	2,922
Amortization of unrecognized:
Prior service cost (gain)	292	(313)	—	—	292	(313)
Loss / (gain)	771	573	(21)	(26)	750	547
Curtailment credit	—	(94)	—	—	—	(94)

Non-pension postretirement benefit expense	$4,796	$4,003	$72	$59	$4,868	$4,062

In 2010, we expect to utilize approximately $19.1 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $5.3 million and $13.8 million were utilized in the three months and nine months ended September 30, 2010, respectively.
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
8. Net Income (Loss) per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine months Ended September 30,
(dollars in thousands, except earnings per share)	2010	2009	2010	2009

Numerators for earnings per share —
—Net income (loss) that is available to common shareholders	$2,346	$3,533	$67,323	$(21,696)

Denominator for basic earnings per share —
Weighted average shares outstanding	18,148,127	15,152,337	16,927,812	14,926,422

Effect of stock options and restricted stock units	391,486	435,212	424,602	—

Effect of warrants	1,746,983	—	3,305,639	—

Total effect of dilutive securities (1)	2,138,469	435,212	3,730,241	—

Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	20,286,596	15,587,549	20,658,053	14,926,422

Basic earnings (loss) per share:	$0.13	$0.23	$3.98	$(1.45)

Diluted earnings (loss) per share:	$0.12	$0.23	$3.26	$(1.45)

(1)	The effect of employee stock options, warrants, restricted stock units and the employee stock purchase plan (ESPP) (236,265 shares for the nine months ended September 30, 2009), was anti-dilutive and thus not included in the earnings per share calculation. This amount would have been dilutive if not for the net loss for the nine month period ended September 30, 2009.
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

9. Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements, and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts originally designated to hedge expected purchases at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging.”
Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
	September 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location:	Value	Location:	Value
Derivatives designated as hedging instruments under FASB ASC 815:
Interest rate contract	Other assets	$3,228		$—

Total designated		3,228		—

Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	147		—

Total undesignated		147		—

Total		$3,375		$—

	Liability Derivatives:
	September 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability	$5,601	Derivative liability	$3,129
Natural gas contracts	Other long-term liabilities	497	Other long-term liabilities	1,982

Total designated		6,098		5,111

Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability	129	Derivative liability	217
Natural gas contracts	Other long-term liabilities	—	Other long-term liabilities	79

Total undesignated		129		296

Total		$6,227		$5,407

Interest Rate Swaps as Fair Value Hedges
In the first quarter of 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that is to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. In August 2010, $10.0 million of the swap was called for a premium of $0.3 million.
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

	Amount of gain (loss) recognized in other income
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Interest rate swap	$1,740	$—	$3,229	$—
Related long-term debt	(1,977)	—	(3,050)	—

Net impact on other expense	$(237)	$—	$179	$—

Commodity Futures Contracts and Interest Rate Swaps Designated as Cash Flow Hedges
We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009. As of September 30, 2010, we had commodity contracts for 3,120,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2009, we had commodity contracts for 3,610,000 million BTUs of natural gas.
Most of our natural gas derivatives qualify and are designated as cash flow hedges (except certain contracts originally designated to expected purchases at Syracuse China) at September 30, 2010. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive income to current expense in cost of sales in our Condensed Consolidated Statement of Operations. We paid cash of $2.1 million and $4.4 million in the three months ended September 30, 2010 and 2009, respectively, and $9.1 million and $18.8 million in the nine months ended September 30, 2010 and 2009, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $6.1 million of expense in our Condensed Consolidated Statement of Operations.
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

Amount of derivative gain/(loss) recognized in OCI (effective portion)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Derivatives in Cash Flow Hedging relationships:
Interest rate contracts	$—	$2,021	$—	$4,950
Natural gas contracts	(2,667)	(31)	(8,919)	(7,056)

Total	$(2,667)	$1,990	$(8,919)	$(2,106)

Gain / (loss) reclassified from Accumulated Other Comprehensive Income (Loss) to income (effective portion)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Derivative: Location:
Natural gas contracts Cost of sales	$(2,097)	$(4,422)	$(8,550)	$(18,783)

Total impact on net income (loss)	$(2,097)	$(4,422)	$(8,550)	$(18,783)

The following table provides the impact on the Condensed Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges, primarily related to the closure of our Syracuse China facility:

Gain (loss) recognized in income
(ineffective portion and amount excluded from effectiveness testing)
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Derivative: Location:
Natural gas contracts Other income (expense)	$(30)	$(27)	$(131)	$(136)

Total	$(30)	$(27)	$(131)	$(136)

Currency Contracts
Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In April, 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2010, we had contracts for $8.0 million Canadian dollars.
Gains and losses for derivatives which were not designated as hedging instruments are recorded in current earnings as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Derivative: Location:
Currency contracts Other income (expense)	$(491)	$—	$148	$—

Total	$(491)	$—	$148	$—

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparty is rated AA- for the Interest Rate Agreement and BBB+ or better for the counterparties to the other derivative agreements as of September 30, 2010, by Standard and Poor’s.

10. Comprehensive Income (Loss)
Components of comprehensive income (loss) (net of tax) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Net income (loss)	$2,346	$3,533	$67,323	$(21,696)

Change in pension and nonpension postretirement liability (1)	7,420	1,090	11,330	5,571
Change in fair value of derivatives (2)	(573)	4,687	(289)	7,329
Exchange rate fluctuations	10,221	2,608	(5,441)	2,438

Total comprehensive income (loss)	$19,414	$11,918	$72,923	$(6,358)

(1) Net of the following tax amounts for the respective periods	$(117)	$378	$(92)	$(5,938)
(2) Net of the following tax amounts for the respective periods	$(62)	$(1,626)	$(145)	$(3,897)
Accumulated other comprehensive loss (net of tax) is as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Minimum pension liability and intangible pension asset	$(105,556)	$(116,886)
Derivatives	(4,459)	(4,170)
Exchange rate fluctuations	(109)	5,332

Balance at end of period	$(110,124)	$(115,724)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009.
At September 30, 2010, December 31, 2009 and September 30, 2009, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc., LGAC LLC and Crisa Industrial LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended September 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$97,576	$20,768	$99,919	$(18,256)	$200,007
Freight billed to customers	—	146	212	99	—	457

Total revenues	—	97,722	20,980	100,018	(18,256)	200,464
Cost of sales	—	80,221	15,739	81,075	(18,256)	158,779

Gross profit	—	17,501	5,241	18,943	—	41,685
Selling, general and administrative expenses	—	15,118	2,424	7,793	—	25,335
Restructuring charges	—	700	—	—	—	700

Income (loss) from operations	—	1,683	2,817	11,150	—	15,650
Other income (expense)	—	418	(16)	(379)	—	23

Earnings (loss) before interest and income taxes	—	2,101	2,801	10,771	—	15,673
Interest expense	—	10,542	—	1,313	—	11,855

Earnings (loss) before income taxes	—	(8,441)	2,801	9,458	—	3,818
Provision (benefit) for income taxes	—	502	18	952	—	1,472

Net income (loss)	—	(8,943)	2,783	8,506	—	2,346
Equity in net income (loss) of subsidiaries	2,346	11,289	—	—	(13,635)	—

Net income (loss)	$2,346	$2,346	$2,783	$8,506	$(13,635)	$2,346

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4 and 5):

Three months ended September 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$578	$—	$—	$—	$578
Selling, general and administrative expenses	—	1,096	—	—	—	1,096
Restructuring charges	—	700	—	—	—	700

Total pretax special items	$—	$2,374	$—	$—	$—	$2,374

Special items net of tax	$—	$2,374	$—	$—	$—	$2,374

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$92,450	$20,462	$88,058	$(14,092)	$186,878
Freight billed to customers	—	181	204	34	—	419

Total revenues	—	92,631	20,666	88,092	(14,092)	187,297
Cost of sales	—	69,653	15,541	73,235	(14,092)	144,337

Gross profit	—	22,978	5,125	14,857	—	42,960
Selling, general and administrative expenses	—	14,223	2,018	8,570	—	24,811
Restructuring charges	—	108	192	—	—	300

Income (loss) from operations	—	8,647	2,915	6,287	—	17,849
Other income (expense)	—	1,258	(10)	1,455	—	2,703

Earnings (loss) before interest and income taxes	—	9,905	2,905	7,742	—	20,552
Interest expense	—	15,782	1	1,668	—	17,451

Earnings (loss) before income taxes	—	(5,877)	2,904	6,074	—	3,101
Provision (benefit) for income taxes	—	(1,349)	(5)	922	—	(432)

Net income (loss)	—	(4,528)	2,909	5,152	—	3,533
Equity in net income (loss) of subsidiaries	3,533	8,061	—	—	(11,594)	—

Net income (loss)	$3,533	$3,533	$2,909	$5,152	$(11,594)	$3,533

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 5):

Three months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$(1)	$163	$—	$—	$162
Selling, general and administrative expenses	—	255	—	—	—	255
Restructuring charges	—	108	192	—	—	300
Other income (expense)	—	—	(27)	—	—	(27)

Total pretax special items	$—	$362	$382	$—	$—	$744

Special items net of tax	$—	$362	$382	$—	$—	$744

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

		Nine months ended September 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$287,273	$63,488	$272,714	$(46,528)	$576,947
Freight billed to customers	—	471	641	199	—	1,311

Total revenues	—	287,744	64,129	272,913	(46,528)	578,258
Cost of sales	—	230,569	46,081	224,543	(46,528)	454,665

Gross profit	—	57,175	18,048	48,370	—	123,593
Selling, general and administrative expenses	—	41,369	7,012	24,497	—	72,878
Restructuring charges	—	729	359	—	—	1,088

Income (loss) from operations	—	15,077	10,677	23,873	—	49,627
Other income (expense)	—	56,809	(158)	1,057	—	57,708

Earnings (loss) before interest and income taxes	—	71,886	10,519	24,930	—	107,335
Interest expense	—	29,676	(6)	3,573	—	33,243

Earnings (loss) before income taxes	—	42,210	10,525	21,357	—	74,092
Provision (benefit) for income taxes	—	(241)	76	6,934	—	6,769

Net income (loss)	—	42,451	10,449	14,423	—	67,323
Equity in net income (loss) of subsidiaries	67,323	24,872	—	—	(92,195)	—

Net income (loss)	$67,323	$67,323	$10,449	$14,423	$(92,195)	$67,323

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4 and 5):

		Nine months ended September 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$(367)	$—	$2,687	$—	$2,320
Selling, general and administrative expenses	—	1,096	—	—	—	1,096
Restructuring charges	—	729	359	—	—	1,088
Other expense (income)	—	(56,792)	130	—	—	(56,662)

Total pretax special items	$—	$(55,334)	$489	$2,687	$—	$(52,158)

Special items net of tax	$—	$(55,334)	$489	$2,687	$—	$(52,158)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

		Nine months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$277,396	$66,180	$228,874	$(31,893)	$540,557
Freight billed to customers	—	433	631	99	—	1,163

Total revenues	—	277,829	66,811	228,973	(31,893)	541,720
Cost of sales	—	224,217	54,260	207,177	(31,893)	453,761

Gross profit	—	53,612	12,551	21,796	—	87,959
Selling, general and administrative expenses		39,076	6,352	24,271		69,699
Restructuring charges	—	81	893	—	—	974

Income (loss) from operations	—	14,455	5,306	(2,475)	—	17,286
Other income (expense)	—	3,452	(143)	2,115	—	5,424

Earnings (loss) before interest and income taxes	—	17,907	5,163	(360)	—	22,710
Interest expense	—	47,687	1	4,474	—	52,162

Earnings (loss) before income taxes	—	(29,780)	5,162	(4,834)	—	(29,452)
Provision (benefit) for income taxes	—	(7,059)	249	(946)	—	(7,756)

Net income (loss)	—	(22,721)	4,913	(3,888)	—	(21,696)
Equity in net income (loss) of subsidiaries	(21,696)	1,025	—	—	20,671	—

Net income (loss)	$(21,696)	$(21,696)	$4,913	$(3,888)	$20,671	$(21,696)

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 5):

		Nine months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$—	$1,983	$—	$—	$1,983
Selling, general and administrative expenses	—	2,955	—	—	—	2,955
Restructuring charges	—	81	893	—	—	974
Other income (expense)	—	—	(213)	—	—	(213)

Total pretax special items	$—	$3,036	$3,089	$—	$—	$6,125

Special items net of tax	$—	$3,036	$3,089	$—	$—	$6,125

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

		September 30, 2010 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$19,118	$368	$16,082	$—	$35,568
Accounts receivable — net	—	41,031	6,300	63,243	—	110,574
Inventories — net	—	60,487	19,315	79,572	—	159,374
Other current assets	—	(6,189)	14,739	16,232	(12,408)	12,374

Total current assets	—	114,447	40,722	175,129	(12,408)	317,890
Other non-current assets	—	6,638	2,779	41,603	(18,764)	32,256
Investments in and advances to subsidiaries	8,353	382,730	274,712	(746)	(665,049)	—
Goodwill and purchased intangible assets — net	—	26,833	15,764	149,317	—	191,914

Total other assets	8,353	416,201	293,255	190,174	(683,813)	224,170
Property, plant and equipment — net	—	74,149	5,500	193,074	—	272,723

Total assets	$8,353	$604,797	$339,477	$558,377	$(696,221)	$814,783

Accounts payable	$—	$12,460	$3,023	$43,454	$—	$58,937
Accrued and other current liabilities	—	40,138	29,332	37,354	(12,408)	94,416
Notes payable and long-term debt due within one year	—	215	—	9,663	—	9,878

Total current liabilities	—	52,813	32,355	90,471	(12,408)	163,231
Long-term debt	—	397,501	—	48,723	—	446,224
Other long-term liabilities	—	126,589	22,480	67,040	(19,134)	196,975

Total liabilities	—	576,903	54,835	206,234	(31,542)	806,430
Total shareholders’ equity (deficit)	8,353	27,894	284,642	352,143	(664,679)	8,353

Total liabilities and shareholders’ equity (deficit)	$8,353	$604,797	$339,477	$558,377	$(696,221)	$814,783

		December 31, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$37,386	$419	$17,284	$—	$55,089
Accounts receivable — net	—	36,173	5,125	41,126	—	82,424
Inventories — net	—	48,493	18,024	77,498	—	144,015
Other current assets	—	13,840	946	12,382	(15,385)	11,783

Total current assets	—	135,892	24,514	148,290	(15,385)	293,311
Other non-current assets	—	(4,912)	3,535	38,819	(19,134)	18,308
Investments in and advances to subsidiaries	(66,907)	403,403	276,755	140,289	(753,540)	—
Goodwill and purchased intangible assets — net	—	26,833	15,771	150,577	—	193,181

Total other assets	(66,907)	425,324	296,061	329,685	(772,674)	211,489
Property, plant and equipment — net	—	79,773	5,990	204,250	—	290,013

Total assets	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

Accounts payable	$—	$13,503	$3,289	$42,046	$—	$58,838
Accrued and other current liabilities	—	48,440	9,375	35,064	(8,848)	84,031
Notes payable and long-term debt due within one year	—	215	—	10,300	—	10,515

Total current liabilities	—	62,158	12,664	87,410	(8,848)	153,384
Long-term debt	—	456,152	—	48,572	—	504,724
Other long-term liabilities	—	151,754	15,618	61,911	(25,671)	203,612

Total liabilities	—	670,064	28,282	197,893	(34,519)	861,720
Total shareholders’ equity (deficit)	(66,907)	(29,075)	298,283	484,332	(753,540)	(66,907)

Total liabilities and shareholders’ equity (deficit)	$(66,907)	$640,989	$326,565	$682,225	$(788,059)	$794,813

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

		Three months ended September 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$2,346	$2,346	$2,783	$8,506	$(13,635)	$2,346
Depreciation and amortization	—	3,571	184	6,285	—	10,040
Other operating activities	(2,346)	(16,818)	(2,783)	(6,854)	13,635	(15,166)

Net cash provided by (used in) operating activities	—	(10,901)	184	7,937	—	(2,780)
Additions to property, plant & equipment	—	(3,278)	(62)	(4,403)	—	(7,743)
Other investing activities	—	—	—	—	—	—

Net cash (used in) investing activities	—	(3,278)	(62)	(4,403)	—	(7,743)
Net borrowings	—	160	—	(1,038)	—	(878)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	160	—	(1,038)	—	(878)
Exchange effect on cash	—	—	—	796	—	796

Increase (decrease) in cash	—	(14,019)	122	3,292	—	(10,605)
Cash at beginning of period	—	33,137	246	12,790	—	46,173

Cash at end of period	$—	$19,118	$368	$16,082	$—	$35,568

		Three months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$3,533	$3,533	$2,909	$5,152	$(11,594)	$3,533
Depreciation and amortization	—	3,447	244	6,938	—	10,629
Other operating activities	(3,533)	1,996	(3,060)	5,480	11,594	12,477

Net cash provided by (used in) operating activities	—	8,976	93	17,570	—	26,639
Additions to property, plant & equipment	—	(833)	(53)	(1,851)	—	(2,737)
Other investing activities	—	(33)	5	200	—	172

Net cash (used in) investing activities	—	(866)	(48)	(1,651)	—	(2,565)
Net borrowings	—	(48)	—	(17,413)	—	(17,461)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(48)	—	(17,413)	—	(17,461)
Exchange effect on cash	—	—	—	(47)	—	(47)

Increase (decrease) in cash	—	8,062	45	(1,541)	—	6,566
Cash at beginning of period	—	11,784	261	12,037	—	24,082

Cash at end of period	$—	$19,846	$306	$10,496	$—	$30,648

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Nine months ended September 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$67,323	$67,323	$10,449	$14,423	$(92,195)	$67,323
Depreciation and amortization	—	11,282	570	19,142	—	30,994
Other operating activities	(67,323)	(102,014)	(10,994)	(21,014)	92,195	(109,150)

Net cash provided by (used in) operating activities	—	(23,409)	25	12,551	—	(10,833)
Additions to property, plant & equipment	—	(6,322)	(76)	(12,724)	—	(19,122)
Other investing activities	—	(8,415)	—	—	—	(8,415)

Net cash (used in) investing activities	—	(14,737)	(76)	(12,724)	—	(27,537)
Net borrowings	—	35,366	—	(823)	—	34,543
Other financing activities	—	(15,488)	—	—	—	(15,488)

Net cash provided by (used in) financing activities	—	19,878	—	(823)	—	19,055
Exchange effect on cash	—	—	—	(206)	—	(206)

Increase (decrease) in cash	—	(18,268)	(51)	(1,202)	—	(19,521)
Cash at beginning of period	—	37,386	419	17,284	—	55,089

Cash at end of period	$—	$19,118	$368	$16,082	$—	$35,568

Nine months ended September 30, 2009
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(21,696)	$(21,696)	$4,913	$(3,888)	$20,671	$(21,696)
Depreciation and amortization	—	11,223	1,830	19,822	—	32,875
Other operating activities	21,696	28,135	(6,588)	31,978	(20,671)	54,550

Net cash provided by (used in) operating activities	—	17,662	155	47,912	—	65,729
Additions to property, plant & equipment	—	(4,194)	(267)	(7,826)	—	(12,287)
Other investing activities	—	55	5	200	—	260

Net cash (used in) investing activities	—	(4,139)	(262)	(7,626)	—	(12,027)
Net borrowings	—	(130)	—	(36,143)	—	(36,273)
Other financing activities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(130)	—	(36,143)	—	(36,273)
Exchange effect on cash	—	—	—	(85)	—	(85)

Increase (decrease) in cash	—	13,393	(107)	4,058	—	17,344
Cash at beginning of period	—	6,453	413	6,438	—	13,304

Cash at end of period	$—	$19,846	$306	$10,496	$—	$30,648

12. Segments
Our segments are described as follows:
•	North American Glass—includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.
•	North American Other—includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.
•	International—includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010		2009
| | | |
Net Sales:
North American Glass	$137,101	$128,316	$404,083		$374,803
North American Other	20,768	20,462	63,488		66,180
International	45,245	40,279	118,381		103,663
Eliminations	(3,107)	(2,179)	(9,005)		(4,089)

Consolidated	$200,007	$186,878	$576,947		$540,557

EBIT:
North American Glass	$9,182	$16,594	$98,423		$19,727
North American Other	2,831	2,953	10,598		5,263
International	3,660	1,005	(1,686)		(2,280)

Consolidated	$15,673	$20,552	$107,335		$22,710

Special Items — (income) expense:
North American Glass	$2,374	$362	$(55,334	) (1)	$3,036
North American Other	—	382	489		3,089
International	—	—	2,687		—

Consolidated	$2,374	$744	$(52,158)		$6,125

Depreciation & Amortization:
North American Glass	$5,968	$6,074	$18,250		$18,857
North American Other	184	244	570		1,830
International	3,888	4,311	12,174		12,188

Consolidated	$10,040	$10,629	$30,994		$32,875

Capital Expenditures:
North American Glass	$5,054	$1,714	$11,685		$6,855
North American Other	62	53	76		267
International	2,627	970	7,361		5,165

Consolidated	$7,743	$2,737	$19,122		$12,287

Reconciliation of EBIT to Net Income (Loss):
Segment EBIT	$15,673	$20,552	$107,335		$22,710
Interest Expense	(11,855)	(17,451)	(33,243)		(52,162)
Benefit from (provision for) Income Taxes	(1,472)	432	(6,769)		7,756

Net Income (Loss)	$2,346	$3,533	$67,323		$(21,696)

(1)	Includes a $56,792 gain on redemption of debt and $1,096 of expenses from the secondary stock offering as discussed in note 4, $29 of restructuring charges, $945 from an insurance recovery and $1,278 of costs related to the write-off of decorating assets at our Shreveport, Louisiana facility as discussed in note 5.

13. Fair Value
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 — Unobservable inputs based on our own assumptions.

Asset / (Liability)	Fair Value at September 30, 2010				Fair Value at December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(6,227)	$—	$(6,227)	$—	$(5,407)	$—	$(5,407)
Currency contracts	—	147	—	147	—	—	—	—
Interest rate agreements	—	3,228	—	3,228	—	—	—	—

Net derivative liability	$—	$(2,852)	$—	$(2,852)	$—	$(5,407)	$—	$(5,407)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Condensed Consolidated Balance Sheets with $0.1 million in prepaid and other current assets, $3.2 million in other assets, $5.7 million in derivative liability and $0.5 million in other long-term liabilities as of September 30, 2010. As of December 31, 2009 $3.3 million was recorded in derivative liability and $2.1 million in other long-term liabilities.
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
Overview
Compared to the three months ended September 30, 2009, our net sales increased during the three months ended September 30, 2010, with our U.S. and Canadian retail business as well as our International segment continuing their strong performances. Although net sales in our U.S. and Canadian foodservice business increased in the third quarter of 2010 compared to the same quarter of 2009, that business continues to be impacted by a slow recovery in general market conditions. As a result of the refinancing of most of our debt during the first quarter of 2010, we already have benefited from lower interest rates and reduced borrowings. In addition, during the third quarter of 2010 we completed a secondary offering of 4.4 million shares of our stock on behalf of Merrill Lynch, PCG, Inc., the selling stockholder, but we incurred $1.1 million of costs (which are included in selling, general and administrative costs in our Condensed Consolidated Statement of Operations) in connection with that offering. Please see note 4 to the Condensed Consolidated Financial Statements for a further discussion of the refinancing and secondary offering transaction.
Results of Operations — Third Quarter 2010 Compared with Third Quarter 2009

(dollars in thousands, except percentages and per-share	Three months ended September 30,		Variance
amounts)	2010	2009	In dollars	In percent
| | | |
Net sales	$200,007	$186,878	$13,129	7.0%
Gross profit (2)	$41,685	$42,960	$(1,275)	(3.0)%
Gross profit margin	20.8%	23.0%
Income from operations (IFO) (2)(3)	$15,650	$17,849	$(2,199)	(12.3)%
IFO margin	7.8%	9.6%
Earnings before interest and income taxes (EBIT)(1)(2)(3)	$15,673	$20,552	$(4,879)	(23.7)%
EBIT margin	7.8%	11.0%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$25,713	$31,181	$(5,468)	(17.5)%
EBITDA margin	12.9%	16.7%
Adjusted EBITDA(1)	$28,087	$31,925	$(3,838)	(12.0)%
Adjusted EBITDA margin	14.0%	17.1%
Net income (2)(3)	$2,346	$3,533	$(1,187)	(33.6)%
Net income margin	1.2%	1.9%
Diluted net income per share	$0.12	$0.23	$(0.11)	(47.8)%

NM = Not Meaningful

(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes a pretax asset write-down of $0.6 million in 2010 related to the write-off of our decorating assets in our North American Glass segment and $0.2 million of write-downs related to a facility closure in our North American Other segment in 2009. (See note 5 to the Condensed Consolidated Financial Statements).

(3)	In addition to item (2) above, includes pre-tax fees of $1.1 million related to our secondary stock offering and restructuring charges of $0.7 million related to the write-off of our decorating assets in our North American Glass segment in 2010, charges of $0.3 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center, and $0.3 million in 2009 related to pension settlement charges. (See notes 4, 5 and 7 to the Condensed Consolidated Financial Statements).

Net Sales
For the quarter ended September 30, 2010, net sales increased 7.0 percent to $200.0 million from third quarter sales of $186.9 million in the year-ago quarter. The improvement was primarily attributable to our North American Glass operations, where net sales increased 6.8 percent to $137.1 million from $128.3 million in the year-ago quarter. The increase in sales was mainly attributable to a 14.6 percent increase in sales to Crisa customers, which included a 1.6 percent increase from the currency impact of the Mexican peso. Sales to U.S. and Canadian retail customers increased 4.9 percent while sales to our U.S. and Canadian foodservice glassware customers increased 1.3 percent, as the full service restaurant sector into which our products are primarily sold continues to face inconsistent traffic trends. North American Other net sales increased 1.5 percent, due to a 3.4 percent increase in sales to World Tableware customers and a 7.6 percent increase in sales to Traex customers when compared to the third quarter of 2009. These increases were partially offset by a 5.6 percent decline in sales of Syracuse China products. International net sales increased 12.3 percent compared to the year-ago quarter. Excluding the impact of currency exchange, sales growth was 22.2 percent compared to the prior-year quarter. This increase in International sales resulted from an 11.4 percent increase in sales to Royal Leerdam customers, an increase of 27.3 percent in sales to Libbey China customers and a 16.3 percent increase in sales to Crisal customers.
Gross Profit
For the quarter ended September 30, 2010, gross profit decreased by $1.3 million, or 3.0 percent, to $41.7 million, compared to $43.0 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 20.8 percent, compared to 23.0 percent in the year-ago quarter. The major reasons for the decline in gross profit were increased sales of lower margin products in the retail market and a $2.8 million increase in packaging costs compared to the prior-year period. Restructuring charges for the three months ended September 30, 2010 were $0.6 million primarily due to costs related to the write-off of the decorating assets at our Shreveport, Louisiana facility. Restructuring charges for the quarter ended September 30, 2009 were $0.2 million primarily due to costs related to the Syracuse China facility closure. These were offset by higher sales levels.
Income From Operations
Income from operations for the quarter ended September 30, 2010 decreased $2.2 million, or 12.3 percent, to $15.7 million, compared to $17.8 million in the year-ago quarter. Income from operations as a percentage of net sales declined to 7.8 percent in the third quarter of 2010, compared to 9.6 percent in the year-ago quarter. The decrease in income from operations is a result of lower gross profit and gross profit margin (discussed above), increased workers compensation expense of $1.0 million related to a facility in California which was closed in 2005 and $1.1 million of finance fees related to the secondary stock offering completed in August 2010. This was partially offset by a $0.9 million reduction in other selling, general and administrative expenses (primarily labor and benefits). In addition, the $0.3 million of pension settlement charges that we incurred in the third quarter of 2009 did not recur in the current period.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) for the quarter ended September 30, 2010 decreased by $4.9 million, or 23.7 percent, to $15.7 million in 2010 from $20.6 million in 2009. EBIT as a percentage of net sales decreased to 7.8 percent in the third quarter of 2010, compared to 11.0 percent in the year-ago quarter. Key contributors to the decrease in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations, together with a $2.9 million translation gain included in other income in the third quarter of 2009, which did not repeat in 2010.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $5.5 million in the third quarter of 2010, to $25.7 million, compared to $31.2 million in the year-ago quarter. As a percentage of net sales, EBITDA decreased to 12.9 percent for the third quarter of 2010, from 16.7 percent in the year-ago quarter. The key contributors to the change in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).
Adjusted EBITDA
Adjusted EBITDA decreased by $3.8 million in the third quarter of 2010, to $28.1 million, compared to $31.9 million in the year-ago quarter. As a percentage of net sales, Adjusted EBITDA was 14.0 percent for the third quarter of 2010, compared to 17.1 percent in the year-ago quarter. The key contributors to the change in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), the exclusion of $1.1 million of finance fees related to the secondary stock offering and a $1.3 million charge related to the write-down of the decorating assets at our Shreveport, Louisiana facility in 2010, and $0.5 million related to facility closure costs and a $0.3 million pension settlement charge in 2009.
Net Income and Diluted Net Income Per Share
We recorded net income of $2.3 million, or $0.12 per diluted share, in the third quarter of 2010, compared to $3.5 million, or $0.23 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 1.2 percent in the third quarter of 2010, compared to 1.9 percent in the year-ago quarter. The decline in net income and diluted net income per share is generally due to the factors discussed in EBIT above and a $5.6 million reduction in interest expense offset by a $1.9 million increase in provision for (benefit from) income taxes. The reduction in interest expense is driven by lower debt levels and the impact of the debt refinancing completed in February 2010. The effective tax rate was a 38.6 percent expense for the quarter compared to a 13.9 percent benefit in the year-ago quarter. The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and changes in tax laws.
Results of Operations — First Nine Months 2010 Compared with First Nine Months 2009

(dollars in thousands, except percentages and per-share	Nine months ended September 30,		Variance
amounts)	2010	2009	In dollars	In percent

Net sales	$576,947	$540,557	$36,390	6.7%
Gross profit (2)	$123,593	$87,959	$35,634	40.5%
Gross profit margin	21.4%	16.3%
Income from operations (IFO)(2)(3)	$49,627	$17,286	$32,341	187.1%
IFO margin	8.6%	3.2%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$107,335	$22,710	$84,625	372.6%
EBIT margin	18.6%	4.2%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$138,329	$55,585	$82,744	148.9%
EBITDA margin	24.0%	10.3%
Adjusted EBITDA(1)	$86,171	$61,005	$25,166	41.3%
Adjusted EBITDA margin	14.9%	11.3%
Net income (loss)(2)(3)(4)	$67,323	$(21,696)	$89,019	410.3%
Net income (loss) margin	11.7%	(4.0)%
Diluted net income (loss) per share	$3.26	$(1.45)	$4.71	324.8%

(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA and for further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes a pre-tax fixed asset write-down of $2.7 million related to after-processing equipment in our International segment and $0.6 million related to the write-off of decorating assets at our Shreveport, Louisiana facility in 2010. Also includes pre-tax restructuring charges of $2.0 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).

(3)	In addition to item (2) above, includes a $1.1 million charge related to fees for the secondary stock offering and $0.7 million related to the write-off of decorating assets at our Shreveport, Louisiana facility in 2010, pre-tax restructuring charges of $0.4 million in 2010 and $1.0 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center and $3.0 million in 2009 related to pension settlement charges. (See notes 4, 5 and 7 to the Condensed Consolidated Financial Statements).

(4)	In addition to item (3) above, includes pre-tax income of $56.8 million in 2010 related to the gain on redemption of the PIK Notes and pre-tax restructuring charges of $0.1 million in 2010 and $0.2 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 4 and 5 to the Condensed Consolidated Financial Statements).

Net Sales
For the nine months ended September 30, 2010, net sales increased 6.7 percent to $576.9 million from $540.6 million in the year-ago period. The improvement was primarily attributable to our North American Glass operations, where net sales increased 7.8 percent to $404.1 million from $374.8 million in the year-ago period. The increase in net sales was mainly attributable to a 24.4 percent increase in sales to Crisa customers. The increase in net sales to Crisa customers included a 4.2 percent increase from the currency impact of the Mexican peso. Sales to U.S. and Canadian retail customers increased 10.0 percent. These increases were partially offset by a 2.4 percent decline in sales to our U.S. and Canadian foodservice glassware customers. North American Other net sales decreased 4.1 percent, primarily due to a 21.5 percent decline in sales of Syracuse China products related to the April 2009 closure of the Syracuse China production facility and the decision to reduce the Syracuse China product offering. Sales to World Tableware customers increased 5.5 percent when compared to the first nine months of 2009, while sales to Traex customers were 0.5 percent below sales for the comparable period in 2009. International net sales increased 14.2 percent compared to the year-ago period, resulting primarily from a 15.5 percent increase in sales to Royal Leerdam customers. Increases of 29.0 percent in sales to Libbey China customers and 11.6 percent in sales to Crisal customers also contributed to the International sales improvement. Excluding the currency impact, International sales increased approximately 18.6 percent.
Gross Profit
For the nine months ended September 30, 2010, gross profit increased by $35.6 million, or 40.5 percent, to $123.6 million, compared to $88.0 million in the year-ago period. Gross profit as a percentage of net sales increased to 21.4 percent, compared to 16.3 percent in the year-ago period. The major reason for the improvement in gross profit was increased production activity that resulted in a $28.2 million benefit, net of cost increases inherent with the higher level of activity. Favorable currency impact contributed another $8.8 million to the margin, primarily from movement in the Mexican peso. Higher levels of net sales and favorable mix contributed another $2.0 million to gross profit, while restructuring charges related to facility closures decreased by $2.0 million. These improvements were offset by a $2.9 million increase in distribution costs due to increased sales and a $2.7 million fixed asset write-down in 2010 related to after-processing equipment in our International segment.
Income From Operations
Income from operations for the nine months ended September 30, 2010 increased $32.3 million, to $49.6 million, compared to $17.3 million in the year-ago period. Income from operations as a percentage of net sales increased to 8.6 percent in the first nine months of 2010, compared to 3.2 percent in the year-ago period. The improvement in income from operations is a result of higher gross profit and gross profit margin (discussed above), offset by a $3.2 million increase in selling, general and administrative expenses and a $0.1 million increase in items on the restructuring charges line. The increase in selling, general and administrative expenses included $1.1 million in fees related to the secondary stock offering in 2010 and increases of $3.2 million in labor and benefits (which includes the $1.0 million workers compensation charge and $2.0 million of other benefit cost increases), $0.9 million in legal and professional fees and $0.7 million in supplies and other costs, offset by $3.0 million of pension settlement expenses in 2009 that did not recur in 2010.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) for the nine months ended September 30, 2010 increased by $84.6 million, to $107.3 million in 2010 from $22.7 million in 2009. EBIT as a percentage of net sales increased to 18.6 percent in the first nine months of 2010, compared to 4.2 percent in the year-ago period. Key contributors to the increase in EBIT compared to the year-ago period are the same as those discussed above under Income From Operations. In addition, we recorded a $56.8 million gain on redemption of debt in 2010, net of certain transaction expenses. See note 4 for further discussion of this gain. Other income decreased by $4.5 million primarily related to an unfavorable swing in foreign currency translation gains versus the prior-year period and a decrease in miscellaneous income.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $82.7 million, or 148.9 percent in the first nine months of 2010, to $138.3 million, compared to $55.6 million in the year-ago period. As a percentage of net sales, EBITDA for the first nine months of 2010 was 24.0 percent, compared to 10.3 percent in the year-ago period. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT). These improvements were slightly offset as EBITDA does not include the benefit of a $1.2 million decrease in depreciation and amortization expenses primarily due to the shutdown of our Syracuse China operations.
Adjusted EBITDA
Adjusted EBITDA increased by $25.2 million, or 41.3 percent in the first nine months of 2010, to $86.2 million, compared to $61.0 million in the year-ago period. As a percentage of net sales, Adjusted EBITDA was 14.9 percent for the first nine months of 2010, compared to 11.3 percent in the year-ago period. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Negatively impacting Adjusted EBITDA for the first nine months of 2010 were the exclusion of a $56.8 million gain on redemption of debt and a $0.9 million insurance claim recovery in 2010, a $1.1 million charge for fees related to a secondary equity offering in 2010, a $2.7 million fixed asset write down of after-processing equipment in our International segment in 2010, a $1.3 million charge to write off decorating assets at our Shreveport, Louisiana facility in 2010 and a $0.5 million facility closure charge in 2010. Negatively impacting Adjusted EBITDA in the first nine months of 2009 were pension settlement charges of $3.0 million and facility closure charges of $3.2 million less $0.7 million of accelerated depreciation included in those charges in 2009.
Net Income (Loss) and Diluted Net Income (Loss) Per Share
We recorded net income of $67.3 million, or $3.26 per diluted share, in the first nine months of 2010, compared to a net loss of $(21.7) million, or $(1.45) per diluted share, in the year-ago period. Net income (loss) as a percentage of net sales was 11.7 percent in the first nine months of 2010, compared to (4.0) percent in the year-ago period. The improvement in net income (loss) and diluted net income (loss) per share is generally due to the factors discussed in EBIT above, together with an $18.9 million reduction in interest expense offset by a $14.5 million increase in provision for (benefit from) income taxes. The reduction in interest expense is driven by lower debt levels and the impact of the debt refinancing completed in February 2010. The effective tax rate was a 9.1 percent expense for the current nine-month period compared to a 26.3 percent benefit in the year-ago period, primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and changes in tax laws.
Segment Results of Operations

	Three months ended				Nine months ended
	September 30,		Variance		September 30,		Variance
(dollars in thousands)	2010	2009	In dollars	In percent	2010	2009	In dollars	In percent

Net Sales:
North American Glass	$137,101	$128,316	$8,785	6.8%	$404,083	$374,803	$29,280	7.8%
North American Other	20,768	20,462	306	1.5%	63,488	66,180	(2,692)	(4.1)%
International	45,245	40,279	4,966	12.3%	118,381	103,663	14,718	14.2%
Eliminations	(3,107)	(2,179)			(9,005)	(4,089)

Consolidated	$200,007	$186,878	$13,129	7.0%	$576,947	$540,557	$36,390	6.7%

EBIT:
North American Glass	$9,182	$16,594	$(7,412)	(44.7)%	$98,423	$19,727	$78,696	398.9%
North American Other	2,831	2,953	(122)	(4.1)%	10,598	5,263	5,335	101.4%
International	3,660	1,005	2,655	264.2%	(1,686)	(2,280)	594	26.1%

Consolidated	$15,673	$20,552	$(4,879)	(23.7)%	$107,335	$22,710	$84,625	372.6%

EBIT Margin:
North American Glass	6.7%	12.9%			24.4%	5.3%
North American Other	13.6%	14.4%			16.7%	8.0%
International	8.1%	2.5%			(1.4)%	(2.2)%
Consolidated	7.8%	11.0%			18.6%	4.2%

Special items — (income) expense:
North American Glass	$2,374	$362	$2,012	555.8%	$(55,334)	$3,036	$(58,370)	NM
North American Other	—	382	(382)	(100.0)%	489	3,089	(2,600)	(84.2)%
International	—	—	—	NM	2,687	—	2,687	NM

Consolidated	$2,374	$744	$1,630	219.1%	$(52,158)	$6,125	$(58,283)	NM

NM = Not Meaningful

Segment Results of Operations — Third Quarter 2010 Compared to Third Quarter 2009
North American Glass
For the quarter ended September 30, 2010, net sales increased 6.8 percent to $137.1 million from $128.3 million in the year-ago quarter. Of the increase in net sales, approximately 5.5 percent was attributable to increased sales to Crisa customers and 1.4 percent was attributable to increased sales to U.S. and Canadian retail glassware customers. Of the 5.5 percent attributable to increased sales to Crisa customers, 0.6 percent was related to a favorable currency impact.
EBIT decreased to $9.2 million for the third quarter of 2010, compared to $16.6 million for the year-ago quarter. EBIT as a percentage of net sales decreased to 6.7 percent in the third quarter of 2010, compared to 12.9 percent in the year-ago quarter. The key factors in the decrease in EBIT compared to the year-ago quarter were a $2.2 million decline due to higher manufacturing costs offset by higher production activity, a $1.0 million workers compensation expense related to a facility in California that we closed in 2005, a $1.1 million charge for fees related to the secondary equity offering, $1.3 million of charges related to the write-off of decorating assets at our Shreveport, Louisiana facility and a $3.1 million decrease in other income due to unfavorable movement in currency translation. Selling, general and administrative costs were favorable due to a $1.2 million decrease in labor and benefit costs and a $0.3 million pension settlement charge in 2009 that did not repeat in 2010. These were offset by increases of $0.5 million in legal and professional fees, $0.2 million of repairs and other costs and $0.1 million in selling and marketing expense.
North American Other
For the quarter ended September 30, 2010, net sales increased 1.5 percent to $20.8 million from $20.5 million in the year-ago quarter. Components of the total increase in net sales were increases of approximately 1.7 percent and 1.5 percent in sales of World Tableware and Traex products, respectively, offset by declines of 1.4 percent in sales of Syracuse China products. EBIT decreased by $0.1 million, or 4.1 percent, to $2.8 million for the third quarter of 2010, compared to $3.0 million in the year-ago quarter. EBIT as a percentage of net sales decreased to 13.6 percent in the third quarter of 2010, compared to 14.4 percent in the year-ago quarter. The key contributors to the decreased EBIT were $1.2 million in increased costs primarily related to increased purchases of finished products and a $0.4 million increase in selling, general and administrative expenses. These increased costs were offset by an improvement of $0.8 million due to improved sales volume and mix, a $0.3 million reduction in distribution costs and a $0.4 million decrease in special charges.
International
For the quarter ended September 30, 2010, net sales increased 12.3 percent to $45.2 million from $40.3 million in the year-ago quarter. Components of the increase were increases of 6.3 percent, 5.0 percent and 4.9 percent in sales to customers of Royal Leerdam, Libbey China, and Crisal, respectively. These increases in net sales included a 10.5 percent reduction in sales due to a weaker euro.
EBIT improved by $2.7 million to $3.7 million in the third quarter of 2010 from $1.0 million in the year-ago quarter. EBIT as a percentage of net sales improved to 8.1 percent in the third quarter of 2010, compared to 2.5 percent in the year-ago quarter. An improvement from higher production activity offset by higher manufacturing costs contributed $2.4 million, while improved sales volume and mix produced a $0.9 million favorable impact and other income increased $0.4 million due to higher currency translation gains. These improvements were offset by an increase of $0.9 million in distribution costs.
Segment Results of Operations — First Nine Months 2010 Compared to First Nine Months 2009
North American Glass
For the nine months ended September 30, 2010, net sales increased 7.8 percent to $404.1 million from $374.8 million in the year-ago period. Of the increase in net sales, approximately 6.1 percent was attributable to increased sales to Crisa customers and 2.6 percent was attributable to increased sales to U.S. and Canadian retail glassware customers, offset by a 0.5 percent decline in sales to U.S. and Canadian foodservice glassware customers. Of the 8.3 percent attributable to increased sales to Crisa customers, 1.4 percent was related to a favorable currency impact.

EBIT increased $78.7 million or 398.9 percent to $98.4 million for the first nine months of 2010, compared to $19.7 million for the year-ago period. EBIT as a percentage of net sales increased to 24.4 percent in the first nine months 2010, compared to 5.3 percent in the year-ago period. The key factors in the increase in EBIT compared to the year-ago period were a $56.8 million gain on redemption of debt, $28.2 million due to higher production activity offset by higher manufacturing costs and $8.5 million due to favorable currency exchange movement. Selling, general and administrative costs included a $1.1 million charge for fees related to the secondary equity offering in 2010, offset by a $2.7 million pension settlement charge in 2009 that did not recur in 2010. Excluding the impact of these two items, selling, general and administrative expenses increased $3.6 million in the first nine months of 2010 due primarily to higher labor and benefit costs, including a $1.0 million charge in workers compensation related to a facility in California that we closed in 2005, and legal and professional fees. Distribution costs increased $1.3 million, unfavorable changes in sales and sales mix, excluding currency exchange impact, caused a $7.5 million impact and other income decreased $3.8 million related to an unfavorable swing in foreign currency translation gains versus the prior-year period.
North American Other
For the nine months ended September 30, 2010, net sales declined 4.1 percent to $63.5 million from $66.2 million in the year-ago period. Components of the total decrease in net sales were declines of approximately 5.9 percent in sales of Syracuse China products related to the closure of the Syracuse China facility in April 2009 and the decision to reduce the Syracuse China product offering and approximately 0.1 percent in sales of Traex products. These declines were offset by an increase of 2.7 percent in sales of products to World Tableware customers.
EBIT increased by $5.3 million, or 101.4 percent, to $10.6 million for the first nine months of 2010, compared to $5.3 million in the year-ago period. EBIT as a percentage of net sales increased to 16.7 percent in the first nine months of 2010, compared to 8.0 percent in the year-ago period. The key contributors to the increased EBIT were a decrease of $1.9 million in special charges and an improvement of $4.1 million due to improved sales volume and mix. These improvements were primarily the result of the April 2009 closure of our Syracuse China production facility. These improvements were offset by an increase of $0.7 million in selling, general and administrative expenses.
International
For the nine months ended September 30, 2010, net sales increased 14.2 percent to $118.4 million from $103.7 million in the year-ago period. Components of the increase were increases of 8.0 percent, 5.0 percent and 4.1 percent in sales to customers of Royal Leerdam, Libbey China, and Crisal, respectively. These improvements include an offsetting impact of movement in the euro which caused a 4.7 percent decline for the segment.
EBIT improved by $0.6 million to a loss of $(1.7) million in the first nine months of 2010 from a loss of $(2.3) million in the year-ago period. EBIT as a percentage of net sales improved to (1.4) percent in the first nine months of 2010, compared to (2.2) percent in the year-ago period. Improved sales volume and mix produced a $5.3 million favorable impact, while currency impact contributed an additional $0.3 million improvement and production costs declined by $0.4 million net of production activity. These improvements were offset by a fixed asset write-down on certain after-processing equipment of $2.7 million, an increase of $0.7 million in selling, general and administrative costs, an increase of $1.4 million in distribution costs related to the higher sales volume and $0.7 million in other expense.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At September 30, 2010 our cash balance was $35.6 million, a decrease of $19.5 million from $55.1 million at December 31, 2009. The decrease was primarily due to our utilization of a portion of our cash on hand to complete the refinancing of our indebtedness in February, 2010, to pay interest on our senior secured notes in August, 2010 and to fund the seasonal increases in working capital.

Working Capital
The following table presents our working capital components:

(dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	September 30, 2010	December 31, 2009	In dollars	In percent

Accounts receivable — net	$110,574	$82,424	$28,150	34.2%
DSO (1)	51.4	40.2
Inventories — net	$159,374	$144,015	$15,359	10.7%
DIO (2)	74.1	70.2
Accounts payable	$58,937	$58,838	$99	0.2%
DPO (3)	27.4	28.7
Working capital (4)	$211,011	$167,601	$43,410	25.9%
DWC (5)	98.1	81.7
Percentage of net sales	26.9%	22.4%

     DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $211.0 million at September 30, 2010, an increase of $43.4 million from December 31, 2009. This increase is primarily due to higher inventories and accounts receivable, as we continue to experience the effects of both higher sales and production levels. In addition, a portion of the inventory increase was the result of normal seasonal trends and our normal practice of building inventory in preparation for a potential work stoppage associated with the scheduled September 30, 2010 expiration of collective bargaining agreements relating to our Toledo, Ohio facility. The collective bargaining agreements were extended, and new contracts were ratified, subsequent to the end of the quarter, with no resulting work stoppages. The increase in our accounts receivable balance reflects higher late-quarter sales when compared to the end of the year. Our days sales outstanding also increased compared to the end of the year as increased collections will typically lag any increase in sales volume. While the balance in accounts payable is comparable to the balance at December 31, 2009, we also experienced a decrease in days payable outstanding when compared to the end of 2009, as cash payments typically are slower during the final weeks of the year due to holidays. As a result of the factors above, working capital as a percentage of net sales increased to 26.9 percent at September 30, 2010 from 22.4 percent at December 31, 2009. Working capital as a percentage of net sales at September 30, 2010 is comparable to that of 26.5 percent at September 30, 2009.

Borrowings
The following table presents our total borrowings:

				September 30,	December 31,
(dollars in thousands)	Interest Rate		Maturity Date	2010	2009

Borrowings under ABL facility	floating		April 8, 2014	$—	$—
Senior Secured Notes	10.0	%(1)	February 15, 2015	400,000	—
Floating rate notes				—	306,000
PIK Notes (2)				—	80,431
Promissory note	6.00%		October, 2010 to September, 2016	1,355	1,492
Notes payable	floating		October, 2010	—	672
RMB loan contract	floating		July, 2012 to January, 2014	37,425	36,675
RMB working capital loan	floating		January, 2011	7,485	7,335
BES Euro line	floating		December, 2010 to December, 2013	13,476	14,190

Total borrowings				459,741	446,795
Less — unamortized discount				6,689	1,749
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement (1)				3,050	—
Plus — Carrying value in excess of principal on PIK Notes (2)				—	70,193

Total borrowings — net (3)				$456,102	$515,239

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we were required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. During the first quarter of 2010, we redeemed the New PIK Notes in conjunction with the refinancing of the senior floating rate notes and recognized the $70.2 million gain in gain on redemption of debt on the Condensed Consolidated Statement of Operations.

(3)	The total borrowings — net include notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $459.7 million at September 30, 2010, compared to total borrowings of $446.8 million at December 31, 2009. The $12.9 million increase in borrowings was the result of the debt refinancing completed on February 8, 2010. In connection with that refinancing, we used the proceeds of a $400.0 million debt offering and cash on hand to redeem the PIK notes and repurchase the $306.0 million Floating Rate notes. We also amended and restated the credit agreement relating to our ABL facility. See note 4 to the Condensed Consolidated Financial Statements.
Of our total borrowings, $148.4 million, or approximately 32.3 percent, was subject to variable interest rates at September 30, 2010. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.5 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.1 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $3.2 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Cash Flow
The following table presents key drivers to our free cash flow for the third quarter.

	Three months ended September 30,		Variance
(dollars in thousands, except percentages)	2010	2009	In dollars	In percent

Net cash (used in) provided by operating activities	$(2,780)	$26,639	$(29,419)	(110.4)%
Capital expenditures	(7,743)	(2,737)	(5,006)	(182.9)%
Proceeds from asset sales and other	—	172	(172)	(100.0)%

Free cash flow (1)	$(10,523)	$24,074	$(34,597)	(143.7)%

(1)	We believe that Free cash flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash (used in) provided by operating activities to Free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash used in operating activities was $(2.8) million in the third quarter of 2010, compared to net cash provided by operating activities of $26.6 million in the year-ago quarter, or a decrease of $29.4 million. The major factors causing the decline in cash flow from operations were $1.2 million from decreased net income, $22.4 million from changes in accrued interest and amortization of discounts, warrants and finance fees as the interest payment in 2010 was made in August while in 2009 the interest payment was made in June, and unfavorable cash flow impact of $9.2 million due to increased working capital related to increased sales and production, offset by favorable impact of $1.7 million and $2.0 million from changes in restructuring charges and accrued income taxes, respectively.
Our net cash used in investing activities increased to $7.7 million in the third quarter of 2010, compared to $2.6 million in the year-ago period, primarily as a result of the $5.0 million increase in capital expenditures compared to the prior-year third quarter.
Net cash used in financing activities was $0.9 million in the third quarter of 2010, compared to $17.5 million in the year-ago quarter. During the third quarter of 2009, we utilized $16.8 million for repayments on our ABL credit facility, while there were no borrowings or repayments on this facility for the first nine months of 2010.
Our free cash flow was $(10.5) million during the third quarter of 2010, compared to $24.1 million in the year-ago quarter, a decrease of $34.6 million. The primary contributors to this change were the decrease in cash flow from operating activities and increased capital expenditures in the current period, as discussed above.
The following table presents key drivers to our free cash flow for the first nine months.

	Nine months ended September 30,		Variance
(dollars in thousands, except percentages)	2010	2009	In dollars	In percent

Net cash (used in) provided by operating activities	$(10,833)	$65,729	$(76,562)	(116.5)%
Capital expenditures	(19,122)	(12,287)	(6,835)	(55.6)%
Proceeds from asset sales and other	—	260	(260)	(100.0)%

Free cash flow (1)	$(29,955)	$53,702	$(83,657)	(155.8)%
Payment of interest on PIK Notes	29,400	—	29,400	NM

Adjusted Free cash flow (1)	$(555)	$53,702	$(54,257)	(101.0)%

(1)	We believe that Free cash flow and Adjusted free cash flow [net cash (used in) provided by operating activities, less capital expenditures, plus proceeds from assets sales and other; further adjusted for payment of interest on PIK notes in the case of Adjusted free cash flow] are useful metrics for evaluating our financial performance, as they are measures we use internally to assess performance. See Table 2 for a reconciliation of net cash (used in) provided by operating activities to Free cash flow and Adjusted free cash flow and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.
Our net cash used in operating activities was $(10.8) million in the first nine months of 2010, compared to net cash provided by operating activities of $65.7 million in the year-ago period, or a decrease of $76.6 million. The major factors impacting cash flow from operations were the $89.0 million improvement in net income (loss) and $4.9 million improvement from special charge activity, offset by $8.2 million from changes in accrued interest and amortization of discounts, warrants and finance fees, $86.2 million of items related to our debt refinancing, unfavorable cash flow impact of $59.5 million from increased working capital related to increased sales and production and $16.6 million from a decrease in accrued liabilities net of prepaid expenses primarily the result of incentive compensation payments in the first quarter of 2010.
Our net cash used in investing activities increased to $27.5 million in the first nine months of 2010, compared to $12.0 million in the year-ago period, primarily as a result of the $8.4 million payment of call premiums on our floating rate notes as part of our debt refinancing and an increase of $6.8 million in capital expenditures compared to the prior-year period.
Net cash provided by (used in) financing activities was $19.1 million in the first nine months of 2010, compared to a use of cash of $(36.3) million in the year-ago period. During the first nine months of 2010, our proceeds from the Senior Secured Notes were only partially offset by the repurchase of our floating rate notes, the redemption of the PIK notes and payment of debt issuance costs. The increase in cash provided by financing activities, along with cash on hand, was used to pay interest on the PIK notes and the call premium on the floating rate notes.
Our Free cash flow was $(30.0) million during the first nine months of 2010, compared to $53.7 million in the year-ago period, a decrease of $83.7 million. The primary contributors to this change were the decrease in cash flow from operating activities, which included payment of interest on the PIK Notes, and increased capital expenditures in the current period, as discussed above.
Our Adjusted free cash flow was $(0.6) million during the first nine months of 2010, compared to $53.7 million in the year-ago period, a decrease of $54.3 million. The primary contributors to this change were the decrease in cash flow from operating activities excluding payment of interest on the PIK Notes, and increased capital expenditures in the current period.
Derivatives
We have an Interest Rate Agreement (Rate Agreement) with respect to $90.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at September 30, 2010 is 7.66 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of September 30, 2010, by Standard and Poor’s.
The fair market value for the Rate Agreement at September 30, 2010, was a $3.2 million asset. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel this agreement and expect it to mature as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2010, we had commodity futures contracts for 3,120,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(6.2) million liability. We have hedged approximately 54.0 percent of forecasted transactions through December 2010. At December 31, 2009, we had commodity futures contracts for 3,610,000 million BTUs of natural gas with a fair market value of a $(5.4) million liability. The counterparties for these derivatives were rated BBB+ or better as of September 30, 2010, by Standard & Poor’s.
We use foreign currency contracts to manage our currency exposure, which arises from transactions denominated in a currency other than the U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In April, 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2010, we had contracts for $8.0 million Canadian dollars.

Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of September 30, 2010 we had no amounts outstanding under our ABL Facility, although we had $18.4 million of letters of credit issued under that facility. As a result, we had $69.6 million of unused availability remaining under the ABL Facility at September 30, 2010. In addition, we had $35.6 million of cash on hand at September 30, 2010.
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
Table 1

Reconciliation of net income (loss) to EBIT, EBITDA and	Three months ended		Nine months ended
adjusted EBITDA	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Net income (loss)	$2,346	$3,533	$67,323	$(21,696)
Add: Interest expense	11,855	17,451	33,243	52,162
Add: provision for (benefit from) income taxes	1,472	(432)	6,769	(7,756)

Earnings before interest and income taxes (EBIT)	15,673	20,552	107,335	22,710
Add: Depreciation and amortization	10,040	10,629	30,994	32,875

Earnings before interest, taxes, deprecation and amortization (EBITDA)	25,713	31,181	138,329	55,585
Add: Special items before interest and taxes:
Gain on redemption of debt (see note 4)	—	—	(56,792)	—
Pension settlement charges (see note 7)	—	255	—	2,955
Facility closure charges (see note 5)	—	489	518	3,170
Fixed asset write-down (see note 5)	—	—	2,687	—
Write-off of Shreveport decorating assets (see note 5)	1,278	—	1,278	—
Expenses of secondary stock offering (see note 4)	1,096	—	1,096	—
Insurance claim recovery	—	—	(945)	—
Less: Depreciation expense included in special charges and also in depreciation and amortization above	—	—	—	(705)

Adjusted EBITDA	$28,087	$31,925	$86,171	$61,005

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
Table 2

Reconciliation of net cash (used in) provided by operating	Three months ended		Nine months ended
activities to free cash flow and adjusted free cash flow	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Net cash (used in) provided by operating activities	$(2,780)	$26,639	$(10,833)	$65,729
Capital expenditures	(7,743)	(2,737)	(19,122)	(12,287)
Proceeds from asset sales and other	—	172	—	260

Free cash flow	(10,523)	24,074	(29,955)	53,702
Payment of interest on PIK Notes	—	—	29,400	—

Adjusted free cash flow	$(10,523)	$24,074	$(555)	$53,702

We define Free cash flow as net cash (used in) provided by operating activities less capital expenditures, adjusted for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash (used in) provided by operating activities.
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
Table 3

Reconciliation of working capital	September 30,	December 31,
(dollars in thousands)	2010	2009

Accounts receivable (net)	$110,574	$82,424
Plus: Inventories (net)	159,374	144,015
Less: Accounts payable	58,937	58,838

Working capital	$211,011	$167,601

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
Interest Rates
We have an Interest Rate Agreement (Rate Agreement) with respect to $90.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at September 30, 2010 is 7.66 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of September 30, 2010, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of September 30, 2010.
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
We have a high degree of financial leverage. As of September 30, 2010, we had $459.7 million aggregate principal amount of debt outstanding. Of that amount:
•	$400.0 million consisted of our Senior Secured Notes, which were secured by a first-priority lien on substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens and a second-priority lien on substantially all of the existing and future real and personal property (including without limitation tangible and intangible assets) of Libbey Glass and its domestic subsidiaries (other than certain real property and equipment located in the United States and certain general intangibles, instruments, books and records and supporting obligations related to such real property and equipment, and certain proceeds of the foregoing);

•	we had no debt outstanding under our amended and restated ABL Facility, which was secured by a first-priority lien on certain inventories and receivables, although we had $18.4 million of letters of credit issued under that facility;

•	RMB 250 million (approximately $37.4 million at September 30, 2010) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-branch, or CCBC. We used the proceeds of this loan to finance the construction of our manufacturing facility in China that began operations in early 2007;

•	RMB 50 million (approximately $7.5 million at September 30, 2010) consisted of a loan, which is fully drawn, made by CCBC to finance the working capital needs of our China facility;

•	€9.9 million (approximately $13.5 million at September 30, 2010) consisted of a loan made by Banco Espirito Santo, S.A., or the BES Euro Line, to finance operational improvements associated with our Portuguese operations;

•	$1.4 million consisted of amounts we owed under a promissory note related to the purchase of our Laredo, Texas warehouse; and
Although neither our amended and restated ABL Facility nor the indenture governing our Senior Secured Notes contains financial covenants, they do contain other covenants that limit our operational and financial flexibility, such as by limiting the additional indebtedness that we may incur, limiting certain business activities, investments and payments, and limiting our ability to dispose of certain assets. These covenants may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer’s Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

July 1 to July 31, 2010	—	—	—	1,000,000
August 1 to August 31, 2010	—	—	—	1,000,000
September 1 to September 30, 2010	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2009, 2008, 2007, 2006, 2005 or 2004 or during the first nine months of 2010. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 5. Other Information
(b) There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, as amended as set forth in Exhibit 3.01 to Libbey Inc.’s Form 8-K filed February 7, 2005, both of which filings are incorporated herein by reference).
4.1	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.2	Amended and Restated Registration Rights Agreement, dated October 28, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).
4.3	Series I Warrant, issued October 28, 2009 (filed as Exhibit 4.3 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).
4.4	Amendment and Restated Credit Agreement, dated February 8, 2010, among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, Libbey Inc., as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent and the other lenders and agents party thereto (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.5	New Notes Indenture, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.6	Registration Rights Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.7	Intercreditor Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
10.1	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.2	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.3	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.4	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.5	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.6	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.7	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit
Number	Description
10.8	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.9	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.10	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.11	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.12	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.13	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
10.14	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
10.15	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.18	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.19	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.32 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.20	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.33 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.21	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.34 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.22	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.23	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.24	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.25	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.26	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.27	Employment Agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).
10.28	Change in control agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.40 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by

Exhibit
Number	Description
reference).
10.29	Amended and Restated 2006 Omnibus Incentive Plan (filed herein).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).
32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date: November 5, 2010	By	/s/ Richard I. Reynolds
Richard I. Reynolds,
Executive Vice President, Chief Financial Officer