Form 10-K
period 2010-12-31
LIBBEY INC
filed 2011-03-14
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value (based on the consolidated tape closing price on June 30, 2010) of the voting stock beneficially held by non-affiliates of the registrant was approximately $202,506,432. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2011 was 19,728,383.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011 (“Proxy Statement”).

Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2010 Annual Report to Shareholders where indicated.

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

General

Libbey Inc. (Libbey or the Company) is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to over 100 countries. We design and market, under our LIBBEY®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Traex® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items for sale primarily in the foodservice, retail and business-to-business markets. Our global sales force presents our products to the global marketplace in a coordinated fashion. We are the largest glass tableware manufacturer in Latin America through our subsidiary Crisa Libbey Commercial, S. de R.L. de C.V. (Crisa) which goes to market under the Crisa® brand name. Through our subsidiary Libbey Glassware (China), Co., Ltd. (Libbey China) we have a state-of-the-art glass tableware manufacturing facility in China that has been operational since the first quarter of 2007. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Royal Leerdam), we manufacture high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Crisal), we manufacture glass tableware in Portugal for our worldwide customer base. We import and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China Company (Syracuse China). Through our World Tableware Inc. (World Tableware) subsidiary, we import metal flatware, hollowware, serveware and ceramic dinnerware for resale. We design, manufacture and distribute an extensive line of plastic items for the foodservice industry under the Traex® brand name through our subsidiary Traex Company (Traex). See note 17 to the Consolidated Financial Statements for segment information.

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

Growth Strategy

Our strategic vision is to be the premier provider of glass tableware and related products worldwide. We seek to continue to increase our share of our core North American market in the foodservice, retail and business-to-business channels through our diverse product offering by leveraging our brands and leading market positions in the foodservice and retail channels, superior product development capabilities, consistently high customer service levels and broad distribution network. In International markets, we seek to increase our presence in all trade areas of the European glass tableware market; foodservice, retail and business-to-business, with specific emphasis on a broadened reach in the business-to-business sector. We also believe that we have significant opportunities for continued growth in China and throughout the Pacific Rim due to our state of the art manufacturing facility in China as well as our growing sales force and distribution network.

In addition to our focus on top-line growth, the concurrent improvement in profitability and cash flow generation is a key element of our strategy. To this end, we continue to focus on a number of initiatives aimed at creating additional operating efficiencies, including eliminating waste, reducing working capital and instilling a culture of continuous improvement in all aspects of our operations. We also believe that by leveraging all of our production capabilities, particularly in low-cost countries such as Mexico, China and Portugal, our business can achieve greater profitability and generate increased cash flow through our ability to sell our products at price points that enable us to compete more profitably.

We expect that the period of 2011 through 2012 will continue to present a fragile and challenged world marketplace, and, as a result, recovery will be modest at best. Accordingly, Libbey will maintain its focus during that time on strengthening our balance sheet, with an eye to refinancing in the latter part of 2012 with the goal of lowering our interest expense and extending the maturities.

We view the period from 2013 through 2015 as presenting increased opportunity for growth, and we expect various expansion opportunities in some key global markets. We expect that, by strengthening our balance sheet and refinancing our debt before then, we will be positioned to avail ourselves of some of those strategic opportunities when they arise.

Products

Our tableware products consist of glass tableware (including casual glass beverageware), ceramic dinnerware, metal flatware, hollowware and serveware and plastic items. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, ashtrays, bud vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. Royal Leerdam produces high-quality stemware. Crisal produces glass tableware, mainly tumblers, stemware and glassware accessories. Crisa’s glass tableware product assortment includes the product types produced by Libbey, as well as glass bakeware and handmade glass tableware. In addition, Crisa’s products include blender jars, washing machine windows and other glass products sold principally to original equipment manufacturers (OEMs). Through our Syracuse China and World Tableware subsidiaries, we offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, chafing dishes, pitchers and other metal tableware accessories, as well as an extensive line of dinnerware. Through our Traex subsidiary, we produce and sell a wide range of plastic products, including tabletop warewashing and storage racks, trays, dispensers and organizers, to the foodservice industry. Our global sales force presents all of our products to the global marketplace in a coordinated fashion.

We also have an agreement to be the exclusive distributor of Luigi Bormioli glassware in the United States, Canada and Mexico to foodservice users. Luigi Bormioli, based in Italy, is a highly regarded supplier of high-end glassware used in many of the finest eating and drinking establishments.

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

Sales, Marketing and Distribution

In 2010, approximately 75 percent of our sales were to customers located in North America, and approximately 25 percent of our sales were to customers located outside of North America. We sell our products to over 100 countries around the world, competing in the tableware markets of Latin America, Asia and Europe, as well as North America.

We have our own sales staff of professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products in select countries.

We also have marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, Portugal, the Netherlands and China. They engage in developing strategies relating to product development, pricing, distribution, advertising and sales promotion.

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

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice channel. Our Syracuse® China, World® Tableware and Traex® brands are long-established brands of high-quality ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items, respectively. We are among the leading suppliers of these product categories to foodservice end users. Our glass tableware manufacturing facility in China has experienced significant growth in this market channel as it supplies products to key markets worldwide. A significant majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors in turn sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars and restaurants and casinos.

Retail

Our primary customers in the retail channel include national and international mass merchants. In recent years, we have increased our retail sales by increasing our sales to specialty housewares stores and value-oriented retailers. In 2011, we were recognized by the Retail Tracking Services of NPD Group for increasing our overall U.S. market share in the casual glass beverageware market in 2010 to approximately 47 percent from approximately 42 percent in 2009. Royal Leerdam and Crisa sell to similar retail customers in Europe and Mexico, while Crisal is increasingly positioned with retailers on the Iberian Peninsula. With this retail representation, we are positioned to successfully introduce profitable new products. We also operate outlet stores located at or near the majority of our manufacturing locations. In addition, we sell selected items in the United States on the internet at www.libbey.com.

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

Seasonality

Primarily due to the impact of consumer buying patterns and production activity, our sales and operating income, excluding special items, tends to be stronger in the second half and weaker in the first half of each year. In addition, our cash flow from operating activities tends to be stronger in the second half of the year and weaker in the first half of the year due to these seasonal working capital trends. In particular, our inventory levels typically reach their highest levels in the third quarter of the year, and decrease in the following quarter due to seasonally higher sales that typically peak in the fourth quarter of the year. In addition, our receivables typically peak during the third and early fourth quarters and begin to decrease by the end of the year as cash collections continue through the end of December, but limited shipments occur during the final week of the year. Our payables normally peak during the third and fourth quarters of the year as a result of our increased production levels going into those quarters, but are not significant enough to provide relief for total working capital needs caused by increased investment in inventories. Accordingly, our overall investment in working capital will normally reach higher levels through the summer months as we build inventory during slower sales periods in order to allow for optimum customer service and timely delivery during the higher sales periods in the second half of the year, when sales typically exceed short-term production capabilities. Although little information with respect to our competitors is publicly available, we believe that our experience with working capital is generally consistent with the experience for the industry as a whole.

Backlog

As of December 31, 2010, our backlog was approximately $62.8 million, compared to approximately $54.9 million at December 31, 2009. The increase was caused by increased demand by our customers, as orders have reached more traditional levels due to the continuing economic recovery. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or cancelled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.

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

The manufacture of our tableware products involves the use of automated processes and technologies. We design much of our glass tableware production machinery, and we continuously refine it to incorporate technological advances to create a competitive advantage. We believe that our production machinery and equipment continues to be adequate for our needs in the foreseeable future, but we continue to invest in ways to further improve our product offering and production efficiencies and reduce our cost profile.

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

Ceramic dinnerware is imported primarily from Asia. We source metal flatware and metal hollowware through our World Tableware subsidiary, primarily from Asia. Plastic products are also produced through the injection molding of raw materials into the desired shape and are manufactured at our Dane, Wisconsin production facility or imported primarily from Asia.

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

Materials

Our primary materials are sand, lime, soda ash, corrugated packaging, resins and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is the primary source of energy in most of our production processes, and periodic variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts for a portion of our expected purchases to partially mitigate this impact. In addition, resins are a primary source of materials for our Traex operation, and historically the price for resins has fluctuated, directly impacting our profitability. We also experience fluctuations in the cost to deliver materials to our facilities, and such changes may affect our earnings and cash flow.

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

We employ a team of engineers, in addition to external consultants, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $2.6 million in 2010, $2.0 million in 2009 and $1.7 million in 2008. These costs were expensed as incurred.

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

Competitors in glass tableware include, among others:

•	Arc International (a French company), which manufactures and distributes glass tableware to retail, foodservice and business-to-business customers worldwide;

•	Paşabahçe (a unit of Şişecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•	Anchor Hocking Company (a U.S. company), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in the U.S. and Canada;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	various manufacturers in China; and

•	various sourcing companies.

Other materials such as plastics also compete with glassware.

Competitors in U.S. ceramic dinnerware include, among others:

•	Homer Laughlin;

•	Oneida Ltd.;

•	Steelite; and

•	various sourcing companies.

Competitors in metalware include:

•	Oneida Ltd.;

•	Walco, Inc.; and

•	various sourcing companies.

Competitors in plastic products are, among others:

•	Cambro Manufacturing Company;

•	Carlisle Companies Incorporated; and

•	various sourcing companies.

Environmental Matters

Our operations, in common with those of industry generally, are subject to numerous existing laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal and remediation of contaminated sites. We believe that we are in material compliance with applicable federal, state and local environmental laws, and we are not aware of any regulatory initiatives that we expect will have a material effect on our products or operations. See “Risk Factors — We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.”

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

Although we have modified and continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment for environmental control activities were not material during 2010 or 2009 and are not expected to increase significantly in 2011.

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

We employed 7,005 persons at December 31, 2010. Approximately 66 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2011. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2011. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2013. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2011, each of Mr. Meier, Chairman of the Board and Chief Executive Officer, and Mr. Reynolds, Executive Vice President and Chief Financial Officer, will celebrate 41 years of service with Libbey. In addition, the average years of industry experience of all of our executive officers is 22 years.

Name and Title	Professional Background

John F. Meier Chairman and Chief Executive Officer	Mr. Meier, 63 has been Chairman of the Board and Chief Executive Officer of Libbey Inc. since the Company went public in June 1993. Since joining the Company in 1970, Mr. Meier has served in various marketing positions, including a five-year assignment with Durobor, S.A., Belgium. In 1990, Mr. Meier was named General Manager of Libbey and a corporate Vice President of Owens-Illinois, Inc., Libbey’s former parent company. Mr. Meier is a member of the Board of Directors of Cooper Tire & Rubber Company (NYSE: CTB) and Applied Industrial Technologies (NYSE: AIT). Mr. Meier has been a director of the Company since 1987. Mr. Meier recently announced his plans to retire by the end of 2011.

Richard I. Reynolds Executive Vice President and Chief Financial Officer	Mr. Reynolds, 64, has served as Libbey’s Executive Vice President and Chief Financial Officer since June, 2010. Mr. Reynolds also served as Vice President and Chief Financial Office from June 1993 to 1995. In addition, Mr. Reynolds was Libbey’s Executive Vice President and Chief Operating Officer from 1995 to June, 2010. From 1989 to June 1993, Mr. Reynolds was Director of Finance and Administration. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Gregory T. Geswein Vice President, Strategic Planning and Business Development	Mr. Geswein, 56, has served as Libbey’s Vice President, Strategic Planning and Business Development since June, 2010. Mr. Geswein served as Libbey’s Vice President, Chief Financial Officer from May 23, 2007, when he joined Libbey until June, 2010. Prior to joining Libbey, Mr. Geswein was Senior Vice President, Chief Financial Officer of Reynolds & Reynolds Company in Dayton, Ohio, from 2005 through April 2007. Before joining Reynolds & Reynolds, Mr. Geswein was Senior Vice President, Chief Financial Officer for Diebold, Inc. from 2000 to August 12, 2005 and Senior Vice President, Chief Financial Officer of Pioneer-Standard Electronics Inc. from 1999 to 2000. Prior to joining Pioneer-

Name and Title	Professional Background

Standard Electronics, Mr. Geswein spent 14 years at Mead Corporation (now MeadWestvaco) in successive financial management positions, including Vice President and Controller, and Treasurer. On June 2, 2010, the Securities and Exchange Commission filed a civil complaint against Mr. Geswein and certain other individuals previously or currently employed by Diebold, Inc. The allegations contained in the civil complaint relate to Mr. Geswein’s prior employment as Chief Financial Officer of Diebold, Inc. None of the allegations involves Libbey or Libbey Inc.

Kenneth A. Boerger Vice President and Treasurer	Mr. Boerger, 52, has been Vice President and Treasurer of Libbey Inc. since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company’s financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey’s former parent company.

Jonathan S. Freeman Vice President, Global Supply Chain	Mr. Freeman, 49, joined Libbey Inc. as Vice President, Global Supply Chain on May 7, 2007. Prior to joining Libbey, Mr. Freeman was with Delphi Corporation and Packard Electric Systems, a division of General Motors (the former parent of Delphi), since 1985, serving most recently as Director of Global Logistics. Mr. Freeman has worked in a wide range of operations and supply chain assignments in the United States, Mexico and Europe.

Daniel P. Ibele Vice President, Global Sales and Marketing	Mr. Ibele, 50, has served as Libbey Inc.’s Vice President, Global Sales and Marketing since June, 2010. Mr. Ibele was Vice President, General Sales Manager, North America from June 2006 to June 2010. From March 2002 to June 2006 he was Vice President, General Sales Manager of the Company. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey from 1995 to September 1997. From the time he joined Libbey in 1983 until 1995, Mr. Ibele held various marketing and sales positions.

Susan A. Kovach Vice President, General Counsel and Secretary	Ms. Kovach, 51, has been Vice President, General Counsel and Secretary of Libbey Inc. since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema Gossett PLLC from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI). From 1998 to 2000 she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

Name and Title	Professional Background

Timothy T. Paige Vice President, Administration	Mr. Paige, 53, has been Vice President-Administration of Libbey Inc. since December 2002. From January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Scott M. Sellick Vice President and Chief Accounting Officer	Mr. Sellick, 48, has served as Vice President, Chief Accounting Officer of Libbey Inc. since May 2007. From May 2003 to May 2007, Mr. Sellick served as Vice President, Chief Financial Officer of the Company, and from May 2002 to May 2003, Mr. Sellick was Libbey’s Director of Tax and Accounting. From August 1997 to May 2002, he served as Director of Taxation. Before joining the Company in August 1997, Mr. Sellick was Tax Director for Stant Corporation and worked in public accounting for Deloitte & Touche in the audit and tax areas.

Roberto B. Rubio Vice President, Global Manufacturing and Engineering	Mr. Rubio, 55, has served as Vice President, Global Manufacturing and Engineering since June 2010. Mr. Rubio was Vice President, General Manager, International Operations of Libbey Inc. from November 2009 until June 2010. He joined the Company in July 2009 as Vice President, Managing Director, Libbey Mexico. Prior to joining Libbey, Mr. Rubio was employed by Vitro S.A.B. de C.V., which he joined in 1980. While employed by Vitro, Mr. Rubio progressed through numerous positions of increasing scope and responsibility. In 1996, Mr. Rubio was named President of Vitrocrisa, the glass tableware division of Vitro that is now wholly owned by Libbey. In 1999, Mr. Rubio was named President of the glass container division of Vitro, and in 2001 Mr. Rubio was named President of Vitro’s flat glass division. In 2003, Mr. Rubio assumed operations responsibility for both the glass container division and the glass tableware division, including Vitrocrisa. From the time of Libbey’s acquisition in 2006 of the remaining 51 percent interest in Vitrocrisa (which Libbey renamed Crisa) that it did not previously own until July 2009, Mr. Rubio led Crisa, while at the same time carrying out other senior management responsibilities for Vitro. At the time of his retirement from Vitro in June 2009, Mr. Rubio was serving as President of Vitro’s flat glass division.

ITEM 1A.	RISK FACTORS

The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of our businesses. New risks may emerge, and management cannot predict those risks or estimate the extent to which they may affect our financial performance.

Slowdowns in the retail, travel, restaurant and bar or entertainment industries, such as those caused by general economic downturns, terrorism or political or social unrest, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

Our business is affected by the health of the retail, travel, restaurant and bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and may decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, demand for our products in the foodservice industry, which is critical to our success, was significantly impacted by the global economic recession beginning in the third quarter of 2008. Similarly, the increase in violent crime caused by infighting among, and the Mexican government’s crackdown on, drug cartels in Mexico may impact the health of the restaurant and bar and tourism industries in Mexico.

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

We have a high degree of financial leverage. As of December 31, 2010, we had $450.2 million aggregate principal amount of debt outstanding. Of that amount:

•	approximately $400.0 million consisted of the Senior Secured Notes, which were secured by a first-priority lien on substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens and a second-priority lien on substantially all of the existing and future real and personal property (including without limitation tangible and intangible assets) of Libbey Glass and its domestic subsidiaries (other than certain real property and equipment located in the United States and certain general intangibles, instruments, books and records and supporting obligations related to such real property and equipment, and certain proceeds of the foregoing);

•	we had no debt outstanding under our amended and restated ABL Facility, which was secured by a first-priority lien on certain inventories and receivables, although we had $10.4 million of letters of credit issued under that facility;

•	RMB 250 million (approximately $37.9 million at December 31, 2010) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-branch, which we refer to as CCB. We used the proceeds of this loan to finance the construction of our manufacturing facility in China that began operations in early 2007;

•	€8.3 million (approximately $10.9 million at December 31, 2010) consisted of a loan made by Banco Espirito Santo, S.A., which we refer to as the BES Euro Line, to finance operational improvements associated with our Portuguese operations; and

•	approximately $1.3 million consisted of amounts we owed under a promissory note related to the purchase of our Laredo, Texas warehouse.

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

Our operations may be affected by actions of foreign governments and global or regional economic developments. Global economic events, such as changes in foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations, could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country’s adherence to the terms of these agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries’ or U.S. imports and/or exports, together with the raising or lowering of tariff rates, could affect the level of competition between our foreign competitors and us. Foreign competition has, in the past, and may, in the future, result in increased low-cost imports that drive prices downward. The World Trade Organization met in November 2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access and substantially reducing trade-distorting domestic support. These negotiations are ongoing and may result in further agreements in the future. As of December 31, 2010, the trade-weighted tariff rate applicable to glass tableware products that are imported into the United States and are of the type we manufacture in North America was approximately 21 percent. However, any changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the ongoing World Trade Organization’s Doha round of negotiations, could have an adverse effect on our financial condition and results of operations. As we execute our strategy of acquiring manufacturing platforms in lower cost regions and increasing our volume of sales in overseas markets, our dependence on international markets and our ability to effectively manage these risks has increased and will continue to increase significantly.

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

Major fluctuations in the value of the euro, the Mexican peso or the RMB relative to the U.S. dollar and other major currencies could also reduce the cost competitiveness of our products or those of our subsidiaries, as compared to foreign competition. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S. manufactured products. An appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB also would increase the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, respectively, including raw materials. We would be forced to deduct these cost increases from our profit margin or attempt to pass them along to consumers. These fluctuations could adversely affect our results of operations and financial condition.

Our business requires us to maintain a large fixed-cost base that can affect our profitability.

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

Our strategy contemplates growth in international markets in which we have significantly less experience than we do in North America. Since we intend to benefit from our international initiatives primarily by expanding our sales in the local markets of other countries, our success depends on continued growth in these markets, including Europe, Latin America and Asia-Pacific.

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

We conduct significant operations at our facility in Monterrey, Mexico, which could be materially adversely affected as a result of the increased levels of drug-related violence in that city.

To date, the drug-related violence in Mexico has had little effect on our operations. Recently, however, fighting among rival drug cartels has led to unprecedented levels of violent crime in Monterrey, Mexico despite increased law-enforcement efforts by the Mexican government. This situation presents several risks to our operations, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the Monterrey region in order to avoid the risk of violent crime to themselves or their families, that other multi-national companies who have withdrawn their expatriate employees from their operations in the Monterrey vicinity may attempt to lure our Monterrey-based executives with tempting job offers, and that our customers may become increasingly reluctant to visit our Monterrey facility, which could delay new business opportunities and other important aspects of our business. If any of these risks materializes, our business may be materially adversely affected.

We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. Royal Leerdam’s collective bargaining agreement with its unionized employees expires on July 1, 2011. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2011, and the agreements with our unionized employees in Toledo, Ohio expire on September 30, 2013. Crisa’s collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Crisal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

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

Our subsidiaries in Portugal and China have outstanding debt under credit facilities provided to them by local financial institutions. As of December 31, 2010, our subsidiary in China had an RMB 250 million (approximately $37.9 million at December 31, 2010) construction loan extended by CCB, and our subsidiary in Portugal had an €8.3 million (approximately $10.9 million at December 31, 2010) line of credit extended by Banco Espirito Santo, S.A.. If CCB were to call the construction loan before maturity, or if Banco Espirito Santo, S.A. were to call the BES Euro line before maturity, our liquidity and financial condition may be adversely impacted.

If either CCB or Banco Espirito Santo, S.A. were to call these loans for repayment prior to their respective scheduled maturities, we may be required to pursue one or more alternative strategies to repay these loans, such as selling assets, refinancing or restructuring these loans or selling additional debt or equity securities. We may not, however, be able to refinance these loans or sell additional debt or equity securities on favorable terms, if at all, and if we are required to sell our assets, it may negatively affect our ability to generate revenues.

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

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2010 and 2009, we did not have an impairment related to goodwill or intangible assets. During 2010, we further wrote down the carrying value of the Syracuse land, fixed assets related to our decision to outsource our U.S. decorating business and certain after-processing equipment totaling $3.7 million. During 2009, we did not have an impairment related to fixed assets. In 2008, we wrote down goodwill and other identifiable intangible assets by $11.9 million related to the decline in the capital markets, and we wrote down fixed assets by $9.7 million related to the announcement of the closure of our Syracuse China manufacturing facility and our Mira Loma, California distribution center. After that adjustment, as of December 31, 2008, we had goodwill and other identifiable intangible assets of $192.9 million and net fixed assets of $314.8 million. As of December 31, 2010, we had goodwill and other identifiable intangible assets of $192.5 million and net fixed assets of $270.4 million.

We conduct an impairment analysis at least annually related to goodwill and other indefinite lived intangible assets. This analysis requires our management to make significant judgments and estimates, primarily regarding expected growth rates, the terminal value calculation for cash flow and the discount rate. We determine expected growth rates based on internally developed forecasts considering our future financial plans. We establish the terminal cash flow value based on expected growth rates, capital spending trends and investment in working capital to support anticipated sales growth. We estimate the discount rate used based on an analysis of comparable company weighted average costs of capital that considered market assumptions obtained from independent sources. The estimates that our management uses in this analysis could be materially impacted by factors such as specific industry conditions, changes in cash flow from operations and changes in growth trends. In addition, the assumptions our management uses are management’s best estimates based on projected results and market conditions as of the date of testing. Significant changes in these key assumptions could result in indicators of impairment when completing the annual impairment analysis. We assess our fixed assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We remain subject to future financial statement risk in the event that goodwill, other identifiable intangible assets or fixed assets become further impaired. For further discussion of key assumptions in our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”

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

If we are unable to obtain raw materials or sourced products or utilities at favorable prices, or at all, our operating performance may be adversely affected.

Sand, soda ash, lime, corrugated packaging materials and resin are the principal materials we use. We also rely on natural gas, electricity, water and other utilities. In addition, we obtain glass tableware, ceramic dinnerware, metal flatware and hollowware and select plastic products from third parties. We may experience temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors. In addition, resins are a primary material for our Traex operation and historically the price for resins has fluctuated with the price of oil, directly impacting our profitability. If we experience shortages in raw materials or sourced products, we may be forced to procure sourced products or materials from alternative suppliers, and we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis would have an adverse impact on our operating performance and cash flows if we were unable to pass on these increased costs to our customers.

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

High levels of inflation and high interest rates in Mexico and China could adversely affect the operating results and cash flows of our operations there.

Although the annual rate of inflation in Mexico, as measured by changes in the Mexican National Consumer Price Index, was only 4.4 percent for the year ended December 31, 2010 and 6.53 percent for the year ended December 31, 2009, Mexico historically has experienced high levels of inflation and high domestic interest rates. If Mexico experiences high levels of inflation, Crisa’s operating results and cash flows could be adversely affected, and, more generally, high inflation might result in lower demand or lower growth in demand for our products, thereby adversely affecting our results of operations and financial condition. The annual rate of inflation in China, as measured by changes in the Consumer Price Index, has shown volatility. While inflation during 2010 was less than 4.0 percent, it has steadily increased. If this trend were to continue, our China facility’s operating results and cash flows could be adversely affected, thereby adversely affecting our results of operations and financial condition.

Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement and curtailment charges, for all U.S. and non-U.S. plans was $21.2 million and $18.7 million for the fiscal years ended December 31, 2010 and 2009, respectively. We expect our total pension and postretirement welfare expense for all U.S. and non-U.S. plans to increase to $24.0 million in 2011. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2010 year-end data, sensitivity to these key market risk factors is as follows:

•	A change of 1 percent in the discount rate would change our total pension and postretirement welfare expense by approximately $4.5 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million.

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

In order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain commodity price risks associated with forecasted future natural gas requirements. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging”. These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

If counterparties to our hedge agreements fail to perform, the hedge agreements would not protect us from fluctuations in certain commodity pricing.

We utilize derivative financial instruments to protect us from fluctuations in currency exchange, interest rates and the price of natural gas. The objective of the currency and natural gas agreements is to limit the fluctuations in prices paid for the underlying commodity. If the counterparties to these agreements were to fail to perform, we would no longer be protected from fluctuations in the pricing of these commodities and the impact of pricing fluctuations would impact our results of operations and financial condition.

Our business may suffer if we do not retain our senior management.

We depend on our senior management. The loss of services of any of the members of our senior management team for any reason, including resignation or retirement, could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms. In June 2010, the Securities and Exchange Commission filed a civil complaint against Gregory Geswein, our Vice President,

Strategic Planning and Business Development. The allegations contained in the complaint relate solely to one of Mr. Geswein’s prior employers, Diebold, Inc. and do not involve Libbey. If the civil action were determined adversely to Mr. Geswein, it is possible that we could lose his services.

In addition, John Meier, our Chairman and CEO, recently announced his plans to retire after 41 years of service to Libbey. His retirement is expected to occur by the end of 2011. Our Board of Directors, assisted by an internationally recognized executive search firm, has begun a comprehensive search process to determine Mr. Meier’s successor, with both internal and external candidates being considered.

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

Any future acquisitions that we might make or joint ventures into which we might enter are subject to various risks and uncertainties, including:

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

In addition, we cannot provide assurance that the integration and consolidation of newly acquired businesses or joint ventures will achieve any anticipated cost savings and operating synergies. The inability to integrate and consolidate operations and improve operating efficiencies at newly acquired businesses or joint ventures could have a material adverse effect on our business, financial condition and results of operations.

Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $28.2 million and $17.0 million for the years ended December 31, 2010 and 2009, respectively.

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

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and therefore are subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2010, we had fixed price contracts in place for approximately 63.0 percent of our estimated 2011 natural gas needs with respect to our North American manufacturing facilities and approximately 22.0 percent of our estimated 2011 natural gas needs with respect to our International manufacturing facilities. For the years ended December 31, 2010 and 2009, we spent $47.3 million and $53.4 million, respectively, on natural gas. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

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

Our glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware and plastic products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on our operations. If any of our products becomes subject to new regulations, or if any of our products becomes specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission, or CPSC, regulates many consumer products, including glass tableware products that are externally decorated with certain ceramic enamels. New regulations or policies by the CPSC could require us to change our manufacturing processes, which could materially raise our manufacturing costs. In addition, such new regulations could reduce sales of our glass tableware products. Furthermore, a significant order or judgment against us by any such governmental or regulatory entity relating to health or safety matters, or the imposition of a significant fine relating to such matters, may have a material adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2010 the Company had the following square footage at plants and warehouse/distribution facilities:

	North American Glass		North American Other		International
Location	Owned	Leased	Owned	Leased	Owned	Leased

Toledo, Ohio:
Manufacturing	733,800	—
Warehousing/Distribution	713,100	598,200
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Syracuse, New York(1):
Manufacturing			549,000	—
Warehousing/Distribution			104,000	—
Dane, Wisconsin:
Manufacturing			56,000	—
Warehousing/Distribution			61,000	—
Monterrey, Mexico:
Manufacturing	534,000	173,000
Warehousing/Distribution	228,000	645,000
Leerdam, Netherlands:
Manufacturing					141,000	—
Warehousing/Distribution					127,000	442,000
Laredo, Texas:
Warehousing/Distribution	149,000	117,000
West Chicago, Illinois:
Warehousing/Distribution			—	249,000
Marinha Grande, Portugal:
Manufacturing					217,000	—
Warehousing/Distribution					193,000	13,000
Langfang, China:
Manufacturing					195,000	—
Warehousing/Distribution					232,000	—

(1)	We ceased production and distribution at our Syracuse China ceramic dinnerware manufacturing facility in April 2009.

These facilities have an aggregate floor space of 7.8 million square feet. We own approximately 63 percent and lease approximately 37 percent of this floor space. In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (in Toledo, Ohio and New York) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

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

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE Amex exchange under the symbol LBY. The price range for the Company’s common stock as reported by the NYSE Amex exchange and dividends declared for our common stock were as follows:

	2010			2009
			Cash			Cash
	Price Range		Dividend	Price Range		Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$14.25	$7.23	$—	$2.05	$0.73	$—
Second Quarter	$15.00	$12.15	$—	$2.75	$0.47	$—
Third Quarter	$14.03	$9.88	$—	$4.27	$1.30	$—
Fourth Quarter	$15.47	$12.36	$—	$7.99	$3.75	$—

The closing market price of our common stock on March 1, 2011 was $16.82 per share.

On March 1, 2011, there were 900 registered common shareholders of record. We paid a regular quarterly cash dividend from the time of Initial Public Offering in 1993 until we suspended the dividend in February 2009. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Comparison of Cumulative Total Returns

The graph below compares the total stockholder return on our common stock to the cumulative total return for the Russell 2000 Index (“Russell 2000”), a small-cap index, and the Standard & Poor’s Housewares & Specialties Index, a capitalization-weighted index that measures the performance of the housewares sector of the Standard & Poor’s SmallCap Index (“Housewares-Small”). We selected the Housewares — Small index because there are no other glass tableware manufacturers with stock that is publicly traded in the U.S. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.

The graph assumes a $100 investment in our common stock on January 1, 2004, and also assumes investments of $100 in each of the Russell 2000, and the Housewares-Small index, respectively, on January 1, 2004. The value of these investments on December 31 of each year from 2005 through 2010 is shown in the table below the graph.

TOTAL SHAREHOLDER RETURN

	Annual Return Percentage Years Ending
Company/Index	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
Libbey Inc.	21.97	29.12	(92.00)	512.00	102.22

Russell 2000 Index	18.37	(1.57)	(33.79)	27.17	26.85

S&P 600 Housewares & Specialties	10.07	8.57	(40.75)	52.97	(6.53)

		Indexed Returns Years Ending
	Base
	Period
Company/Index	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
Libbey Inc.	100	121.97	157.49	12.59	77.08	155.86

Russell 2000 Index	100	118.37	116.51	77.15	98.11	124.46

S&P 600 Housewares & Specialties	100	110.07	119.50	70.80	108.31	101.24

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2010:

Number of
	Securities to be		Number of
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	1,716,184	$15.57	1,398,778
Equity compensation plans not approved by security holders	—	—	—

Total	1,716,184	$15.57	1,398,778

Issuer Purchases of Equity Securities

Following is a summary of the 2010 fourth quarter activity in our share repurchase program:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs(1)

October 1 to October 31, 2010	—	—	—	1,000,000
November 1 to November 30, 2010	—	—	—	1,000,000
December 1 to December 31, 2010	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2010, 2009, 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

ITEM 6.	SELECTED FINANCIAL DATA

Information with respect to Selected Financial Data is incorporated by reference to our 2010 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

GENERAL

Headquartered in Toledo, Ohio, Libbey has the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and is one of the largest glass tableware manufacturers in the world. Our product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware, metalware and plasticware. We sell our products to foodservice, retail, and business-to-business customers in over 100 countries, with our sales to customers within North America accounting for approximately 75 percent of our total sales. We are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we believe we are a leading manufacturer and marketer of casual glass beverageware in Europe and have a growing presence in Asia.

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

EXECUTIVE OVERVIEW

Throughout 2010, economic market conditions continued to be very fragile, with unemployment in the United Sates remaining at high levels and sovereign debt issues confronting select countries. Despite this economy, Libbey net sales grew 6.8 percent to $799.8 million in 2010 compared to net sales of $748.6 million in 2009. Our income from operations for 2010 was $68.8 million, as compared to $36.6 million for 2009. The $32.2 million increase in income from operations was primarily driven by the following factors:

•	Higher net sales and a more favorable mix of sales.

•	Increased production activity, net of increased costs inherent in the higher level of activity. All factories ran at exceptionally high levels throughout the year, with Mexico running full for the entire year.

•	Libbey’s LEAN initiative has been in place for five years. Our USA factories and our Dutch factory are now organized along value streams.

Our Adjusted EBITDA for 2010 was $115.0 million, compared to $90.1 million during 2009. This resulted in an Adjusted EBITDA margin of 14.4 percent, which was the highest Adjusted EBITDA margin since 2003. We also had record Free Cash Flow generation of $49.4 million in the fourth quarter of 2010.

In addition, in 2010 we completed a two-step debt restructuring, which enhanced our capital structure and liquidity position. As a result we reduced our weighted average cost of capital and extended loan maturities. See note 6 to our Consolidated Financial Statements for further details. The two-step restructuring consisted of the following:

•	In October 2009, we restructured a portion of our debt by exchanging our Old PIK Notes in the face amount of $160.9 million for New PIK Notes in the face amount of $80.4 million and additional common stock and warrants of Libbey Inc. In August 2010, the Company successfully concluded a secondary offering of these additional shares of common stock and the shares of common stock underlying these warrants.

•	On February 8, 2010, we used the proceeds of a $400.0 million debt offering (Senior Secured Notes) and cash on hand to redeem the New PIK Notes and repurchase the $306.0 million Floating Rate Senior Secured Notes due 2011. We also amended our ABL Facility.

In addition to the completion of the two-step debt restructuring, in late 2010 we paid down approximately $10.0 million of debt in China and Portugal. As of December 31, 2010, we had nothing drawn on our ABL Facility. Further, in February 2011, we announced plans to redeem $40.0 million of our $400.0 million Senior Secured Notes.

In addition to making significant progress in addressing our debt, we achieved a number of sales highlights in 2010. Among them are the following:

•	We increased our leading U.S. retail market share for the fifth year in a row. According to NPD Group Retail Tracking Services, we now have 46.6 percent of the causal beverageware market in the U.S. retail channel.

•	Our Crisa business in Mexico had a strong year, with net sales up 21.9 percent compared to 2009.

•	Net sales in our U.S. and Canadian retail business grew more than 6.0 percent.

•	Libbey China had a net sales increase of 29.4 percent compared to 2009.

RESULTS OF OPERATIONS

The following table presents key results of our operations for the years 2010, 2009 and 2008:

			Variance				Variance
			In	In			In	In
Year End December 31,	2010	2009	Dollars	Percent	2009	2008	Dollars	Percent
	(Dollars in thousands, except percentages and per-share amounts)

Net sales	$799,794	$748,635	$51,159	6.8%	$748,635	$810,207	$(61,572)	(7.6)%
Gross profit(2)	$168,013	$133,145	$34,868	26.2%	$133,145	$109,337	$23,808	21.8%
Gross profit margin	21.0%	17.8%			17.8%	13.5%
Income (loss) from operations (IFO)(2)(3)	$68,821	$36,614	$32,207	88.0%	$36,614	$(5,548)	$42,162	759.9%
IFO margin	8.6%	4.9%			4.9%	(0.7)%
Earnings (loss) before interest and income taxes (EBIT)(1)(2)(3)(4)	$126,839	$40,667	$86,172	211.9%	$40,667	$(4,429)	$45,096	NM
EBIT margin	15.9%	5.4%			5.4%	(0.5)%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$167,954	$83,833	$84,121	100.3%	$83,833	$40,001	$43,832	109.6%
EBITDA margin	21.0%	11.2%			11.2%	4.9%
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)(1)	$114,958	$90,141	$24,817	27.5%	$90,141	$85,238	$4,903	5.8%
Adjusted EBITDA margin	14.4%	12.0%			12.0%	10.5%
Net income (loss)(2)(3)(4)(5)	$70,086	$(28,788)	$98,874	343.5%	$(28,788)	$(80,463)	$51,675	64.2%
Net income (loss) margin	8.8%	(3.8)%			(3.8)%	(9.9)%
Diluted net income (loss) per share	$3.51	$(1.90)	$5.41	284.7%	$(1.90)	$(5.48)	$3.58	65.3%

NM = Not meaningful

(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For reconciliation from net income (loss) to EBIT, EBITDA and Adjusted EBITDA, see the “Reconciliation of Non-GAAP Financial Measures” section below.

(2)	2010 includes pre-tax fixed asset write-downs of $2.7 million related to after-processing equipment in our North American segment, $0.6 million related to the write-off of decorating assets at our Shreveport, Louisiana facility and $0.9 million in an insurance recovery. Includes pre-tax restructuring charges of $2.0 million in 2009 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. Also includes pre-tax charges of $14.2 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center and a pre-tax write-down of $4.5 million for certain fixed assets in our North American Glass segment that had become idled and were no longer being used in 2008. (See note 7 to the Consolidated Financial Statements).

(3)	In addition to item (2) above, includes a $1.0 million charge related to fees for the secondary stock offering, $0.7 million related to the write-off of decorating assets at our Shreveport, Louisiana facility and $1.1 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center in 2010, pre-tax restructuring charges $1.6 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center and $3.2 million related to pension settlement charges in 2009. Also includes pre-tax charges of $11.9 million for impairment of goodwill related to our Royal Leerdam and Crisal operations and $14.5 million related to closing of our Syracuse China manufacturing facility and our Mira Loma distribution center in 2008 (See notes 4, 5, 6 and 7 to the Condensed Consolidated Financial Statements).

(4)	In addition to item (3) above, includes pre-tax income of $58.3 million in 2010 related to the gain on redemption of the New PIK Notes and pre-tax restructuring charges of $0.1 million in 2010, $0.2 million in 2009 and $0.4 million in 2008 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 6 and 7 to the Condensed Consolidated Financial Statements).

(5)	In addition to item (4) above, includes a pre-tax charge of $2.7 million in 2010 related to finance fees incurred in connection with the exchange of the Old PIK Notes. (See note 6 to the Condensed Consolidated Financial Statements).

Discussion of 2010 vs. 2009 Results of Operations

Net Sales

In 2010, net sales increased 6.8 percent to $799.8 million from $748.6 million in 2009. The increase in net sales was attributable to increased sales in our North American Glass and International business segments, partially offset by sales decreasing slightly in our North American Other business segment. Within North American Glass, where sales increased 7.7 percent to $562.7 million in 2010 from $522.6 million in 2009, Crisa sales increased 21.9 percent, including a favorable $7.0 million or 3.9 percent impact from movement in the value of the Mexican peso. Sales to U.S. and Canadian retail glassware customers increased 6.2 percent, while sales to U.S. and Canadian foodservice customers were essentially flat when compared to the previous year. Within North American Other, sales declined 1.2 percent to $86.0 million in 2010 from $87.0 million in 2009, as sales declined by 14.1 percent at Syracuse China (primarily due to the closure of the Syracuse China facility in April 2009 and the decision to reduce the Syracuse® China product offering), offset by a 6.4 percent increase in World Tableware sales. Sales to Traex customers were even with the prior year. International net sales increased 12.2 percent to $162.7 million in 2010 from $145.0 million in 2009 in spite of an $8.1 million unfavorable currency exchange impact in Europe. Excluding the currency exchange impact, sales increased 17.5 percent at Royal Leerdam and 18.6 percent at Crisal. In addition, customer sales increased 29.4 percent from our facility in China.

Gross Profit

Gross profit increased in 2010 by $34.9 million, or 26.2 percent, to $168.0 million in 2010, compared to $133.1 million in 2009. Gross profit as a percentage of net sales increased to 21.0 percent in 2010, compared to 17.8 percent in 2009. The primary contributor to the increase in gross profit and gross profit margin was an increase in sales, excluding the effects of currency of $51.4 million (see discussion of Net Sales above). In addition, an increase in production activity, net of volume related production and sales cost increases of $10.8 million, excluding the impact of currency, contributed to the increase in EBIT. Favorable currency impact contributed $8.8 million to the margin, primarily from the Mexican peso. These improvements were offset by a $33.0 million increase in costs, primarily driven by labor and benefits, packaging costs, freight and repair costs, offset by natural gas savings. Gross profit was also unfavorably impacted by a $4.0 million variance related to last-in first out (LIFO) and other inventory adjustments which occurred in 2009 and did not repeat in 2010.

Income (loss) from operations

Income from operations increased 88.0 percent, to $68.8 million in 2010, compared to $36.6 million in 2009. Income from operations as a percentage of net sales increased to 8.6 percent in 2010, compared to 4.9 percent in 2009. Contributing to the increase in income from operations and income from operations margin are the improved gross profit and gross profit margin (discussed above) offset by a $2.5 million increase in selling, general and administrative expenses. The selling, general and administrative expense increase was caused by a $1.4 million increase in labor and benefit costs (net of a $5.6 million reduction in bonus expense), $1.0 million in fees related to the secondary stock offering in 2010, a $1.5 million increase in legal and professional fees, a $0.6 million increase in research and development expenses and a $0.7 million increase in supplies and selling and marketing expenses partially offset by a $3.2 million pension settlement charge in 2009 that did not repeat in 2010.

Earnings (loss) before interest and income taxes (EBIT)

Earnings before interest and income taxes increased by $86.2 million, or 211.9 percent, to $126.8 million in 2010 from $40.7 million in 2009. EBIT as a percentage of net sales increased to 15.9 percent in 2010, compared to 5.4 percent in 2009. The improved EBIT was mostly a result of a $58.3 million gain on redemption of debt in 2010, along with the improvement in income from operations discussed above, offset by a decrease of $4.3 million in other (expense) income primarily related to a reduction in foreign exchange gains versus the prior year.

Earnings before interest, taxes, depreciation and amortization (EBITDA)

EBITDA increased by $84.1 million, or 100.3 percent, to $168.0 million in 2010 from $83.8 million in 2009. As a percentage of net sales, EBITDA was 21.0 percent in 2010, compared to 11.2 percent in 2009. The key contributors to the increase in EBITDA were those factors discussed above under “Earnings (loss) before interest and income taxes (EBIT)”, however, it is not impacted by the benefit of a $2.1 million decrease in depreciation and amortization expense.

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA increased by $24.8 million, or 27.5 percent, to $115.0 million in 2010 from $90.1 million in 2009. As a percentage of net sales, Adjusted EBITDA was 14.4 percent in 2010, compared to 12.0 percent in 2009. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings before interest, taxes, depreciation and amortization (EBITDA). Impacting Adjusted EBITDA for 2010 were the exclusion of a $58.3 million gain on redemption of debt and a $0.9 million insurance claim recovery in 2010, a $1.0 million charge for fees related to a secondary equity offering in 2010, a $2.7 million fixed asset write down of after-processing equipment in our North American Glass segment in 2010, a $1.3 million charge to write off decorating assets at our Shreveport, Louisiana facility in 2010 and a $1.2 million facility closure charge in 2010 (see note 7 to the Consolidated Financial Statements). Impacting Adjusted EBITDA in 2009 were pension settlement charges of $3.2 million and facility closure charges of $3.8 million less $0.7 million of accelerated depreciation included in those charges in 2009 (see note 7 to the Consolidated Financial Statements).

Net income (loss) and diluted net income (loss) per share

We reported net income of $70.1 million, or $3.51 per diluted share, in 2010, compared to a net loss of $(28.8) million, or loss of $(1.90) per diluted share, in 2009. Net income (loss) as a percentage of net sales was income of 8.8 percent of sales in 2010, compared to a net loss of (3.8) percent of sales in 2009. The improvement in net income (loss) and diluted net income (loss) per share is generally due to the factors discussed in EBIT above, together with a $21.5 million reduction in interest expense offset by an $8.8 million increase in provision for income taxes. Interest expense for 2009 included $2.7 million of finance fees related to the October 2009 debt exchange transaction. Excluding these finance fees, interest expense decreased $18.8 million as a result of lower debt levels and the impact of the debt refinancing completed in February 2010. The effective tax rate was a 14.2 percent expense for 2010 compared to a negative 10.6 percent for 2009, primarily due to changes in valuation allowances, changes in the mix of earnings with differing statutory rates, changes in tax laws and tax planning structures and changes in accruals related to uncertain tax positions.

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

Earnings (loss) before interest and income taxes (EBIT)

Earnings before interest and income taxes increased by $45.1 million, to earnings of $40.7 million in 2009 from a loss of $(4.4) million in 2008. EBIT as a percentage of net sales increased to 5.4 percent in 2009, compared to (0.5) percent in 2008. The improved EBIT was mostly a result of the improvement in income from operations (discussed above), and an increase of $2.9 million in other (expense) income primarily related to a favorable swing in foreign currency translation gains versus the prior year.

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

Adjusted Earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)

Adjusted EBITDA increased by $4.9 million, or 5.8 percent, to $90.1 million in 2009 from $85.2 million in 2008. As a percentage of net sales, Adjusted EBITDA was 12.0 percent in 2009, compared to 10.5 percent in 2008. Excluding the impact of currency, the key contributors in the increase in Adjusted EBIDTA were a $23.6 million reduction in distribution costs, a $12.1 million benefit from lower manufacturing costs offset by reduced production activity and an increase of $2.9 million in other (expense) income primarily related to a favorable swing in foreign currency translation gains versus the prior year. These improvements were offset by a $20.4 million impact from unfavorable mix and lower level of net sales, a $6.0 million increase in selling, general and administrative expenses (see Income (loss) from operations above for details) and $7.8 million of unfavorable impact from currency movement.

Net loss and diluted loss per share

We reported a net loss of $(28.8) million, or loss of $(1.90) per diluted share, in 2009, compared to a net loss of $(80.5) million, or loss of $(5.48) per diluted share, in 2008. The net loss as a percentage of net sales was (3.8) percent in 2009, compared to (9.9) percent in 2008. The reduction in net loss was driven primarily by the items discussed above under “Earnings (loss) before interest and income taxes (EBIT),” in addition to a $3.0 million decrease in interest expense and a $3.6 million decrease in income tax provision. Interest expense for 2009 included $2.7 million of finance fees related to the October 2009 debt exchange transaction. (See note 6 to the Consolidated Financial Statements for a further discussion of this transaction). Excluding these finance fees, interest expense declined by $5.7 million during the year as the result of lower variable rates and lower levels of debt carried in 2009. The effective tax rate was a negative 10.6 percent for 2009, compared to a negative 8.5 percent for 2008. The rate was influenced by valuation allowances, changes in the mix of earnings with differing statutory rates, changes in tax laws and tax planning structures and changes in accruals related to uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS

The following table summarizes the results of operations for our three segments described as follows:

•	North American Glass-includes sales of glass tableware from subsidiaries throughout the United States, Canada and Mexico.

•	North American Other-includes sales of ceramic dinnerware; metal tableware, hollowware and serveware; and plastic items from subsidiaries in the United States.

•	International-includes worldwide sales of glass tableware from subsidiaries outside the United States, Canada and Mexico.

			Variance				Variance
			In	In			In	In
Year End December 31,	2010	2009	Dollars	Percent	2009	2008	Dollars	Percent
	(Amounts in thousands, except percentages and per-share amounts)

Net Sales:
North American Glass	$562,653	$522,575	$40,078	7.7%	$522,575	$554,128	$(31,553)	(5.7)%
North American Other	85,996	87,041	(1,045)	(1.2)%	87,041	111,029	(23,988)	(21.6)%
International	162,685	145,023	17,662	12.2%	145,023	153,532	(8,509)	(5.5)%
Eliminations	(11,540)	(6,004)			(6,004)	(8,482)

Consolidated	$799,794	$748,635	$51,159	6.8%	$748,635	$810,207	$(61,572)	(7.6)%

Earnings (loss) before interest and taxes (EBIT):
North American Glass	$109,069	$33,727	$75,342	223.4%	$33,727	$25,495	$8,232	32.3%
North American Other	13,916	9,802	4,114	42.0%	9,802	(17,696)	27,498	155.4%
International	3,854	(2,862)	6,716	234.7%	(2,862)	(12,228)	9,366	76.6%

Consolidated	$126,839	$40,667	$86,172	211.9%	$40,667	$(4,429)	$45,096	NM

EBIT Margin:
North American Glass	19.4%	6.5%			6.5%	4.6%
North American Other	16.2%	11.3%			11.3%	(15.9)%
International	2.4%	(2.0)%			(2.0)%	(8.0)%
Consolidated	15.9%	5.4%			5.4%	(0.5)%
Special items (income) expense (excluding write-off of financing fees in 2009):
North American Glass	$(54,151)	$3,204	$(57,355)	NM	$3,204	$5,356	$(2,152)	40.2%
North American Other	1,155	3,809	(2,654)	69.7%	3,809	28,252	(24,443)	86.5%
International	—	—	—	NM	—	11,890	(11,890)	100.0%

Consolidated	$(52,996)	$7,013	$(60,009)	NM	$7,013	$45,498	$(38,485)	84.6%

NM = Not meaningful

Discussion of 2010 vs. 2009 Segment Results of Operations

North American Glass

Net sales increased 7.7 percent to $562.7 million in 2010 from $522.6 million in 2009. The increase in net sales was mainly attributable to a 21.9 percent increase in Crisa sales (including a favorable currency impact of

$7.0 million or 3.9 percent) and a 6.2 percent increase in sales to U.S. and Canadian retail glassware customers. Sales to U.S. and Canadian foodservice customers were essentially flat when compared to the previous year.

EBIT increased by $75.3 million to $109.1 million in 2010, compared to $33.7 million in 2009. EBIT as a percentage of net sales increased to 19.4 percent in 2010, compared to 6.5 percent in 2009. The key contributors to the improvement in EBIT were a $58.3 million gain on redemption of debt in 2010 and an increase in sales excluding the effects of currency of $33.1 million (see discussion of Net Sales above). In addition, an increase in production activity, net of volume related production and sales cost increases of $7.8 million, excluding the impact of currency, contributed to the increase in EBIT. Favorable currency impact from the Mexican peso contributed $9.4 million. These improvements were offset by a $21.9 million increase in costs of goods sold, primarily driven by labor and benefits, packaging costs, freight and repair costs, offset by natural gas savings. EBIT was also unfavorably impacted by a $4.0 million variance related to accounting gains for LIFO and other inventory adjustments which occurred in 2009 and did not repeat in 2010. Cost of sales also included a $2.7 million charge for a write-down of certain after-processing equipment and an additional $0.6 million for a write-down of decorating inventory in our Shreveport manufacturing facility (see Note 7 to the Consolidated Financial Statements). Selling, general and administrative costs included a $1.0 million charge for fees related to the secondary offering in 2010, offset by a $3.2 million pension settlement charge in 2009 that did not repeat in 2010. Excluding the impact of these two items, selling, general and administrative expenses increased $3.1 million in 2010 due primarily to a $1.4 million increase in legal and professional fees, a $0.6 million increase in research and development expenses and a $0.7 million increase in selling, marketing and other expenses. Within selling, general and administrative costs, we had a reduction in bonus expense of $6.0 million which was offset by increases in other salary and benefit expenses. Other (expense) income decreased $3.6 million related to an unfavorable swing in foreign currency translation gains versus the prior-year period.

North American Other

Net sales decreased 1.2 percent to $86.0 million in 2010 from $87.0 million in 2009. The decrease was caused by a 14.1 percent decline in sales to Syracuse China customers related to the closure of the Syracuse China facility in 2009 and the related decision to reduce the Syracuse China product offering, offset by a 6.4 percent increase in sales of World Tableware products. Sales to Traex customers were even with the prior year.

EBIT improved by $4.1 million to $13.9 million in 2010 from $9.8 million in 2009. EBIT as a percentage of net sales increased to 16.2 percent in 2010, compared to 11.3 percent in 2009. The key contributors to the improvement in EBIT were an improvement of $5.2 million due to improved sales mix and the April 2009 closure of our Syracuse China production facility (see note 7 to the Consolidated Financial Statements). In addition, we benefited from a decrease of $2.7 million in special charges. These improvements were offset by a $2.5 million increase in costs of purchased finished goods, as products previously manufactured at Syracuse China are now sourced, and a $1.2 million increase in selling, general and administrative expenses.

International

In 2010, net sales increased 12.2 percent to $162.7 million from $145.0 million in 2009 in spite of an $8.1 million unfavorable currency exchange impact in Europe. Excluding currency exchange impact, sales increased 17.5 percent at Royal Leerdam and 18.6 percent at Crisal. In addition, customer sales increased 29.4 percent from our facility in China.

EBIT increased by $6.7 million to income of $3.9 million in 2010 from a loss of $(2.9) million in 2009. EBIT as a percentage of net sales improved to income of 2.4 percent in 2010 compared to a loss of (2.0) percent in 2009. The primary contributor to the increase in EBIT was improved sales of $24.9 million, excluding the impact of currency. Offsetting the increase in sales was an increase in production activity, net of volume related production and sales cost increases of $8.7 million, excluding the impact of currency, $8.8 million in increases costs, primarily driven by labor and benefits, packaging costs, freight and repair costs, and an unfavorable currency impact of $0.6 million.

Discussion of 2009 vs. 2008 Segment Results of Operations

North American Glass

Net sales declined 5.7 percent to $522.6 million in 2009 from $554.1 million in 2008. Key factors in the reduction in net sales were a 14.7 percent decline in shipments to Crisa’s customers and a 10.7 percent reduction in shipments to U.S. and Canadian foodservice glassware customers. The primary offset to these declines was a 7.3 percent increase in sales from the U.S. and Canadian retail glassware channel. Nearly half of the 14.7 percent reduction attributable to decreased sales of Crisa product was related to an unfavorable currency impact.

EBIT increased by $8.2 million to $33.7 million in 2009, compared to $25.5 million in 2008. EBIT as a percentage of net sales increased to 6.5 percent in 2009, compared to 4.6 percent in 2008. The key contributors to the improvement in EBIT were an $11.2 million decline in distribution costs, a $9.3 million reduction due to lower manufacturing costs, primarily labor and benefits, natural gas, electricity and cartons, offset by lower production activity, a $5.3 million reduction in special charges related to a fixed asset impairment charge and the announced closing of our Mira Loma distribution center in 2008 which did not recur in 2009 (see note 7 to the Consolidated Financial Statements), a $2.4 million increase in other (expense) income and a decrease of $1.2 million in depreciation expense. The reduction in distribution costs was the result of lower net sales and lower inventory levels. The increase in other (expense) income was entirely attributable to favorable foreign currency translation gains. These improvements were partially offset by an $11.0 million increase in selling, general & administrative expenses, a $7.9 million impact from lower sales volume and unfavorable sales mix and unfavorable currency impact of $2.3 million. The increase in selling, general & administrative expenses was attributable to increased accruals for incentive compensation payments of $13.2 million, a pension settlement charge of $3.2 million arising from lump sum payments to retirees during 2009 and a one-time 2008 accrual reversal of $1.3 million related to favorable rulings in connection with an outstanding dispute regarding a warehouse lease in Mexico. These increases in selling, general and administrative expenses were offset by decreases of $4.3 million and $2.7 million in labor and benefit costs and selling and marketing costs, respectively.

North American Other

Net sales decreased 21.6 percent to $87.0 million in 2009 from $111.0 million in 2008. The decline in net sales was felt throughout the segment, with a 37.2 percent reduction in shipments to Syracuse China customers resulting from the closure of the Syracuse China facility in 2009 and the related decision to reduce the Syracuse China product offering, an 11.3 percent reduction in shipments of World Tableware products and a 24.2 percent reduction in shipments of Traex products.

EBIT improved by $27.5 million to income of $9.8 million in 2009, compared to a loss of $(17.7) million in 2008. EBIT as a percentage of net sales increased to 11.3 percent in 2009, compared to (15.9) percent in 2008. The key contributors to the improvement in EBIT were a $24.4 million reduction in special charges related to the closing of our Syracuse China facility (see note 7 to the Consolidated Financial Statements), a $10.6 million reduction in distribution costs, a $3.1 million reduction in selling, general and administrative expenses, a $1.1 million decline in depreciation expense, a $0.5 million impact from lower manufacturing costs offset by reduced production activity and a $0.2 million improvement in other (expense) income. The reduction in distribution costs was the result of lower net sales, lower inventory levels and the discontinuation of shipping from the Syracuse China facility. The reduction in selling, general and administrative expense is primarily attributable to reduced selling & marketing expenses. These improvements in EBIT were partially offset by a $12.9 million impact from reduced sales volume.

International

In 2009, net sales decreased 5.5 percent to $145.0 million from $153.5 million in 2008. The largest factor in the decline in net sales was the unfavorable currency impact from the euro, which caused a 4.7 percent decline in euro-denominated sales. On a constant currency basis, the impact of reduced shipments to Royal Leerdam customers was 2.5 percent, which was offset by an increase of 11.7 percent in shipments to customers of our facility in China, while shipments to Crisal customers were essentially flat when compared to the prior year.

EBIT increased by $9.4 million to a loss of $(2.9) million in 2009 from a loss of $(12.2) million in 2008. EBIT as a percentage of net sales improved to (2.0) percent in 2009, compared to (8.0) percent in 2008. The key contributors to the improvement in EBIT were a reduction of $11.9 million in special charges related to an impairment charge against goodwill and other intangibles in 2008 which did not recur in 2009 (see note 7 to the Consolidated Financial Statements), a $2.3 million favorable impact from lower manufacturing costs, primarily labor and benefits, natural gas, electricity and cartons, offset by reduced production activity, a reduction of $1.8 million in distribution costs, a $0.4 million benefit from sales as improved product mix overcame the reduction in overall sales volume, and an increase of $0.1 million in other (expense) income. Partially offsetting these improvements were an unfavorable currency impact of $5.5 million, an increase of $1.0 million in depreciation expense and a $0.6 million increase in selling, general and administrative expenses.

CAPITAL RESOURCES AND LIQUIDITY

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2010 we had no amounts outstanding under our $110 million ABL Facility, although we had $10.4 million of letters of credit issued under that facility. As a result, we had $65.2 million of unused availability remaining under the ABL Facility at December 31, 2010, as compared to $79.2 million of unused availability at December 31, 2009 under the prior $150 million ABL Facility. In addition, we had $76.3 million of cash on hand at December 31, 2010, compared to $55.1 million of cash on hand at December 31, 2009.

On February 8, 2010, we used the $379.8 million of net proceeds of a debt offering of $400.0 million of senior secured notes due 2015, together with cash on hand, to redeem the $80.4 million face amount of New PIK Notes that were outstanding at that date and to repurchase the $306.0 million of floating rate notes due 2011. See note 6 to the Consolidated Financial Statements for more information regarding the proceeds of the debt offering. We also amended and restated our ABL Facility to, among other things, extend the maturity to 2014 and reduce the amount that we can borrow under that facility from $150.0 million to $110.0 million. In addition, on November 30, 2010, we fully paid off our RMB 50.0 million working capital loan due January 2011.

As previously announced on February 9, 2011, we intend to redeem, on March 25, 2011, an aggregate principal amount of $40.0 million of our outstanding Senior Secured Notes due 2015.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents working capital components for 2010 and 2009:

			Variance
December 31,	2010	2009	In Dollars	In Percent
	(Amounts in thousands, except percentages, DSO, DIO, DPO and DWC)

Accounts receivable — net	$92,101	$82,424	$9,677	11.7%
DSO(1)	42.0	40.2
Inventories — net	$148,146	$144,015	$4,131	2.9%
DIO(2)	67.6	70.2
Accounts payable	$59,095	$55,539	$3,556	6.4%
DPO(3)	27.0	27.1

Working capital(4)	$181,152	$170,900	$10,252	6.0%
DWC(5)	82.6	83.3
Percentage of net sales	22.6%	22.8%

DSO, DIO, DPO and DWC are all calculated using net sales as the denominator and a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See “Reconciliation of Non-GAAP Financial Measures” below for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.

Working capital, defined as net accounts receivable plus net inventories less accounts payable, increased by $10.3 million in 2010, compared to 2009. However, as a percentage of net sales, working capital decreased to 22.6 percent in 2010, compared to 22.8 percent in 2009. This increase in working capital is primarily the result of higher accounts receivable related to higher sales in the final quarter of the year. We also saw an increase in inventories as our production levels increased to provide for optimal customer service during a time of steadily increasing customer demand. The increase in inventories was partially offset by an increase in accounts payable, which is also related to higher production levels. Our DSO also increased 4.5 percent compared to year-end 2009, which is attributable to the 6.8 percent increase in sales over the course of the year. While our inventory levels increased 2.9 percent compared to year-end 2009, we achieved a 3.7 percent reduction in our DIO compared to the prior year.

Borrowings

On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10.0 percent Senior Secured Notes of Libbey Glass due 2015;

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of floating rate notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 16.0 percent New PIK Notes.

We used the proceeds of the offering of the Senior Secured Notes, together with cash on hand, to fund the repurchase of the floating rate notes, the redemption of the New PIK Notes and to pay certain related fees and expenses. Upon completion of the refinancing, we recorded a gain of $71.7 million related to the redemption of the New PIK Notes. This gain was partially offset by $13.4 million representing a write-off of bank fees, discounts and a call premium on the floating rate notes, resulting in a net gain of $58.3 million as shown on the Consolidated Statements of Operations.

The following table presents our total borrowings:

	Interest			December 31,	December 31,
	Rate		Maturity Date	2010	2009
			(Dollars in thousands)

Borrowings under ABL facility	floating		April 8, 2014	$—	$—
Senior Secured Notes	10.00	%(1)	February 15, 2015	400,000	—
Floating rate notes				—	306,000
PIK notes(2)				—	80,431
Promissory note	6.00%		January, 2011 to September, 2016	1,307	1,492
Notes payable	floating		January, 2011	—	672
RMB loan contract	floating		July, 2012 to January, 2014	37,925	36,675
RMB working capital loan	floating		January, 2011	—	7,335
BES Euro line	floating		December, 2011 to December, 2013	10,934	14,190

Total borrowings				450,166	446,795
Less — unamortized discount				6,307	1,749
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement(1)				3,266	—
Plus — Carrying value in excess of principal on New PIK Notes(2)				—	70,193

Total borrowings — net(3)(4)				$447,125	$515,239

(1)	See “Derivatives” below and note 13 to the Consolidated Financial Statements.

(2)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we were required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. During the first quarter of 2010, we redeemed the New PIK Notes in conjunction with the refinancing of the senior floating rate notes and recognized a $71.1 million gain in gain on redemption of debt on the Consolidated Statements of Operations.

(3)	Total borrowings — net includes notes payable, long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

(4)	See “Contractual Obligations” below for scheduled payments by period.

We had total borrowings of $450.2 million at December 31, 2010, compared to total borrowings of $446.8 million at December 31, 2009. The $3.4 million increase in borrowings was the result of the debt refinancing completed on February 8, 2010, when we used the proceeds of a $400.0 million debt offering and cash on hand to redeem the New PIK Notes and repurchase the $306.0 million Floating Rate notes. We also amended and restated the credit agreement relating to our ABL facility. See note 6 to the Consolidated Financial Statements for further details.

Of our total borrowings, $138.9 million, or approximately 30.8 percent, was subject to variable interest rates at December 31, 2010. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.4 million on an annual basis.

Interest expense in 2009 included a $2.7 million charge for finance fees related to the debt exchange. Also included in interest expense is the amortization of discounts, warrants and other financing fees. Excluding the $2.7 million previously mentioned for 2009, these items amounted to $4.3 million, $4.9 million and $5.0 million for the annual periods ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Cash Flow

The following table presents key drivers to Free Cash Flow for 2010, 2009 and 2008:

			Variance				Variance
Year Ended December 31,	2010	2009	In Dollars	In Percent	2009	2008	In Dollars	In Percent
	(Dollars in thousands, except percentages)

Net cash provided by (used in) operating activities	$47,699	$102,148	$(54,449)	(53.3)%	$102,148	$(1,040)	$103,188	NM
Capital expenditures	(28,247)	(17,005)	11,242	66.1%	(17,005)	(45,717)	(28,712)	(62.8)%
Payment of interest on New PIK Notes	29,400	—	(29,400)	NM	—	—	—	NM
Proceeds from asset sales and other	—	265	(265)	(100.0)%	265	117	148	126.5%

Free Cash Flow(1)	$48,852	$85,408	$(36,556)	(42.8)%	$85,408	$(46,640)	$132,048	283.1%

NM — Not Meaningful

(1)	We believe that Free Cash Flow (which we define as net cash provided by (used in) operating activities, less capital expenditures, plus payment of interest on New PIK Notes and proceeds from asset sales and other) is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Discussion of 2010 vs. 2009 Cash Flow

Our net cash provided by operating activities was $47.7 million in 2010, compared to $102.1 million in 2009, or a decrease of $54.4 million. The major factors impacting cash flow from operating activities were the $98.9 million improvement in net income (loss) offset by $87.7 million of items related to our debt transactions, change in cash flow impact of $51.1 million from working capital related to increased sales and production in 2010 (discussed above), an $11.6 million impact from a decrease in accrued liabilities net of prepaid expenses primarily the result of incentive compensation payments in the first quarter of 2010 and a $2.1 million decrease in non-cash depreciation and amortization that is included in the benefit from improved net income (loss). We also experienced the benefit of lower cash interest payments as a result of lower debt and improved interest rates, offset by higher cash payment of taxes as our income has improved.

Net cash used in investing activities was $36.7 million in 2010, compared to $16.7 million in 2009, or an increase of $19.9 million. This change was attributable to an $11.2 million increase in capital spending and payment of an $8.4 million call premium on floating rate notes as part of our debt refinancing.

Net cash provided by (used in) financing activities was a source of $10.7 million in 2010, compared to a use of $(43.6) million in 2009, or a swing of $54.3 million. During 2010, our proceeds from the Senior Secured Notes were only partially offset by the repurchase of our floating rate notes, the redemption of the New PIK notes and payment of debt issuance costs. The increase in cash provided by financing activities, along with cash on hand, was used to pay interest on the New PIK notes and the call premium on the floating rate notes.

At December 31, 2010, our cash balance was $76.3 million, an increase of $21.2 million from $55.1 million at December 31, 2009.

Free Cash Flow was $48.9 million in 2010, compared to $85.4 million in 2009, or a decrease of $36.6 million. The primary contributors to this increase were the changes in net cash provided by operating activities excluding the payment of interest on the New PIK Notes and the increase in capital spending as discussed above.

Discussion of 2009 vs. 2008 Cash Flow

Our net cash provided by operating activities was $102.1 million in 2009, compared to net cash used in operating activities of $1.1 million in 2008, or an increase of $103.2 million. The increase is primarily related to improvements in our results of operations, lower cash interest, higher non-cash expenses, a positive cash flow impact of $42.9 million from inventory and $24.9 million from accounts payable, and a 2008 payment of $19.6 million to Vitro related to the 2006 acquisition of Crisa which did not recur in 2009, offset by a negative cash flow impact of $22.9 million from accounts receivable when compared to 2008, and lower uses of cash for pension contributions. The cash generated from these cash flow improvements was utilized to pay down debt and increase our cash balance.

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

Derivatives

In March 2010, we entered into an Interest Rate Protection Agreement (Rate Agreement) with respect to $100.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. In August 2010, Wells Fargo, the counterparty to the Rate Agreement, called 10 percent of the balance reducing the amount to $90.0 million. The interest rate for our borrowings related to the Rate Agreement at December 31, 2010 was 7.57 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement was to fail to perform, the rate Agreement would no longer provide the desired result. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of December 31, 2010, by Standard and Poor’s.

The fair market value for the Rate Agreement at December 31, 2010 was a $2.5 million asset. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel this agreement and expect it to mature as originally contracted.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid from adverse price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2010, we had commodity futures contracts for 3,090,000 million British Thermal Units (BTU’s) of natural gas. The fair market value for these contracts at December 31, 2010 was a $(3.2) million liability. We have hedged a portion of our forecasted transactions through June 2012. At December 31, 2009, we had commodity futures contracts for 3,610,000 million BTU’s of natural gas. On that date, the fair market value of these contracts was a $(5.4) million liability. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2010, by Standard & Poor’s.

During December 2008, we announced the planned closure of the Syracuse China facility in early April 2009 (see note 7 to the Consolidated Financial Statements). At the time of the announcement we held natural gas contracts for the Syracuse China facility with a settlement date after March 2009 of 165,000 million British Thermal Units (BTU’s). The closure of this facility rendered the forecasted transactions related to these contracts not probable of occurring. Under FASB ASC Topic 815, Derivatives and Hedging, when the forecasted transactions of a hedging relationship become not probable of occurring, the gains or losses that have been classified in Other Accumulated Comprehensive Loss in prior periods for those contracts affected should be reclassified into earnings. We recognized expense of $0.1 million and $0.2 million for the year ended December 31, 2010 and 2009, respectively, in other (expense) income on the Consolidated Statements of Operations relating to these contracts.

We use foreign currency contracts to manage our currency exposure, which arises from transactions denominated in a currency other than U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. As of December 31, 2010, we had currency contracts for $18.7 million Canadian dollars. On that date, the fair market value of these contracts was a $(0.2) million liability.

Share Repurchase Program

Since mid-1998, we have repurchased 5,125,000 shares for $141.1 million, as authorized by our Board of Directors. As of December 31, 2010, authorization remains for the purchase of an additional 1,000,000 shares. During 2010 and 2009, we did not repurchase any common stock. Our debt agreements significantly restrict our ability to repurchase additional shares.

We used a portion of the repurchased common stock to issue shares on the warrants exercised by Merrill Lynch PCG, Inc. in 2010. As of December 31, 2010, all of the repurchased shares have been issued. See notes 5, 6 and 12 to the Consolidated Financial Statements for further discussion.

Contractual Obligations

The following table presents our existing contractual obligations at December 31, 2010 and related future cash requirements:

	Payments Due by Period
		Less than			More than
Contractual Obligations(1)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(Dollars in thousands)

Borrowings	$450,166	$3,142	$37,295	$409,556	$173
Interest payments(2)	186,392	42,554	83,760	60,075	3
Long-term operating leases	108,010	16,687	26,396	19,173	45,754
Pension and nonpension(3)	31,648	31,648	—	—	—
Long-term incentive plans	3,560	—	3,560	—	—

Total obligations	$779,776	$94,031	$151,011	$488,804	$45,930

(1)	Amounts reported in local currencies have been translated at 2010 exchange rates.

(2)	The obligations for interest payments are based on December 31, 2010 debt levels and interest rates.

(3)	It is difficult to estimate future cash contributions as they are a function of actual investment returns, withdrawals from the plan, changes in interest rates, and other factors uncertain at this time.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2010, totaled $10.4 million.

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

Reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA

Year Ended December 31,	2010	2009	2008
	(Dollars in thousands)

Net income (loss)	$70,086	$(28,788)	$(80,463)
Add: Interest expense	45,171	66,705	69,720
Add: Provision for income taxes	11,582	2,750	6,314

Earnings (loss) before interest and income taxes (EBIT)	126,839	40,667	(4,429)
Add: Depreciation and amortization	41,115	43,166	44,430

Earnings before interest, taxes, deprecation and amortization (EBITDA)	167,954	83,833	40,001
Add: Special items before interest and taxes
Gain on redemption of debt (see note 6)(6)	(58,292)	—	—
Pension settlement charges (see note 9)(4)	—	3,190	—
Facility closure charges (see note 7)(1)	1,183	3,823	29,127
Fixed asset write-down (see note 7)(2)	2,696	—	4,481
Write-off of Shreveport decorating assets (see note 7)	1,315	—	—
Expenses of secondary stock offering (see note 6)(5)	1,047	—	—
Insurance claim recovery	(945)	—	—
Goodwill and intangible impairment charges (see notes 4 and 7)(3)	—	—	11,890
Less: Depreciation expense included in special charges and also in depreciation and amortization above	—	(705)	(261)

Adjusted earnings before interest, taxes, deprecation and amortization (Adjusted EBITDA)	$114,958	$90,141	$85,238

(1)	Facility closure charges are related to the closure of our Syracuse, New York ceramic dinnerware manufacturing facility and our Mira Loma, California distribution center.

(2)	Fixed asset impairment charges are related to unutilized fixed assets at our North American Glass segment.

(3)	Goodwill and intangible asset impairment charges are related to goodwill and intangible assets at our Crisal and Royal Leerdam locations.

(4)	Pension settlement charges were triggered by excess lump sum distributions taken by employees.

(5)	Equity offering and finance fees are related to the secondary stock offering completed in August, 2010, for which the company received no proceeds.

(6)	Gain on redemption of debt relates to the net gain recorded upon redeeming $80.4 million of New PIK notes, repurchasing $306.0 million of floating rate notes and writing off bank fees, discounts and a call premium on the floating rate notes.

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

Reconciliation of net cash provided by (used in) operating activities to Free Cash Flow

Year Ended December 31,	2010	2009	2008
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$47,699	$102,148	$(1,040)
Less: Capital expenditures	(28,247)	(17,005)	(45,717)
Plus: Payment of interest on New PIK Notes	29,400	—	—
Plus: Proceeds from asset sales and other	—	265	117

Free Cash Flow	$48,852	$85,408	$(46,640)

We define Free Cash Flow as net cash provided by (used in) operating activities, less capital expenditures, adjusted for the payment of interest on the New PIK Notes and for proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

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

Reconciliation of Working Capital

December 31,	2010	2009
	(Dollars in thousands)

Accounts receivable -net	$92,101	$82,424
Plus: Inventories -net	148,146	144,015
Less: Accounts payable	59,095	55,539

Working Capital	$181,152	$170,900

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

Allowance for Doubtful Accounts

Our accounts receivable balance, net of reserves, was $92.1 million in 2010, compared to $82.4 million in 2009. The reserve balance was $5.5 million in 2010, compared to $7.5 million in 2009. Approximately half of the reduction in the reserve is related to the write-off of fully reserved accounts receivable. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Allowance for Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2010, our inventories were $148.1 million, with loss provisions of $4.7 million, compared to inventories of $144.0 million and loss provisions of $4.5 million at December 31, 2009.

Asset Impairment

Fixed Assets

We assess our property, plant and equipment for possible impairment in accordance with FASB ASC Topic 360, “Property Plant and Equipment,” (“FASB ASC 360”), whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic and competitive conditions, changes in our business plans or management’s intentions regarding future utilization of the assets or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value or on a market appraisal. Projections used in the fair value determination are based on internal estimates for sales and production levels, capital expenditures necessary to maintain the projected production levels, and remaining useful life of the assets. These projections are prepared at the lowest level at which we have access to cash flow information and complete financial data for our operations, which is generally at the plant level.

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. During 2010, we decided to outsource our U.S. decorating business, which represented an indicator of impairment for that asset group. Accordingly, our impairment analysis resulted in a write-down of our carrying value for those assets to the estimated fair value less cost to sell. There were no indicators of impairment noted in 2009 that required an impairment analysis to be performed for the Company’s property, plant and equipment. As announced during 2008, our plans to cease production at our Syracuse China facility represented an indicator for impairment for that facility. Accordingly, our impairment analysis resulted in the write-down of our carrying value for that facility to the estimated fair value less cost to sell. During 2010, we reviewed the carrying value remaining for the Syracuse China land, which resulted in a further write-down of our carrying value for the land. We also reviewed other asset groups within our operations for indicators of impairment, and as a result recorded an impairment charge for certain fixed assets during 2010 and 2008 as disclosed in notes 5 and 7 to the Consolidated Financial Statements.

In accordance with FASB ASC 360, we also perform an impairment analysis for its definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2010 or 2009 that would require an impairment analysis to be performed for our definite useful lived intangible assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill at December 31, 2010 was $169.3 million, representing approximately 21 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units are one level below the operating segment level, which represents the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. These cash flow projections are based in part on sales projections for the next several years, capital spending trends and investment in working capital to support anticipated sales growth, which are updated at least annually and reviewed by management. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment charge should be recorded.

The discount rates used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total of the fair values of the segments less debt was reconciled to end of year total market capitalization. The discount rates used in the 2010 goodwill impairment analysis ranged from 11.9 percent to 13.3 percent, as compared to a range of 13.7 percent to 16.0 percent used in the 2009 test. The decrease in the discount rate resulted from continued improvements in the markets when compared to the credit crisis of 2008 and 2009, which had significantly affected the financial markets and economies in the countries in which we have operations. The cash flow terminal growth rates used in the 2010 and 2009 goodwill impairment analysis ranged from 1.0 percent to 4.0 percent. Management believes these rates are reasonably conservative based upon historical growth rates and its expectations of future economic conditions in the markets in which we operate. Any changes in the discount rate or cash flow terminal growth rate would move in tandem. For example, the discount rate is lower in part due to decreased uncertainty as to our ability to meet short term and long term forecasts. As such, if we were to increase the cash flow terminal growth rate, we would also increase the discount rate.

The discounted cash flow model used to determine fair value for the goodwill analysis is most sensitive to the discount rate and terminal cash flow growth rate assumptions. A sensitivity analysis was performed on these factors for all reporting units and it was determined, assuming all other assumptions remain constant, that the discount rate used could be increased by a factor of 20 percent of the discount rate or the terminal cash flow growth rate could decrease to zero and the fair value of all reporting units with goodwill would still exceed their carrying values. Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill or differences between estimates and actual results could result in impairment charges in the future.

As of October 1, 2010 and October 1, 2009, our review did not indicate an impairment of goodwill. During the fourth quarter of 2008, the global economic environment weakened, causing an adverse effect on our business environment and our related future cash flow projections. This was considered an impairment indicator, which caused us to test for goodwill impairment as of December 31, 2008. As a result of the December 31, 2008 testing, we recorded a goodwill impairment charge of $9.4 million in 2008 at our International segment. This impairment is further disclosed in notes 4 and 7 to the Consolidated Financial Statements.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2010 were $12.9 million, representing 1.6 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2010 and October 1, 2009, our review did not indicate an impairment of indefinite life intangible assets. During the fourth quarter of 2008, the global economic environment weakened, causing an adverse effect on our business environment. This was an impairment trigger event, which caused us to test for impairment on our indefinite life intangible assets as of December 31, 2008. As a result of the December 31, 2008 testing, we recorded an indefinite life intangible asset impairment charge of $2.5 million in 2008 at our International segment. The announcement in December 2008 that we would be closing our Syracuse China manufacturing facility in April 2009 was an impairment trigger event for the Syracuse China reporting unit. An impairment loss for intangible assets of $0.3 million was recorded in 2008 for our Syracuse China facility. These impairments are further disclosed in notes 4 and 7 to the Consolidated Financial Statements.

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

Pension Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Discount rate	5.50% to 5.76%	5.62% to 5.96%	5.40% to 8.25%	5.50% to 8.50%
Rate of compensation increase	2.25% to 4.50%	2.25% to 4.50%	2.00% to 4.30%	2.00% to 4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.62% to 5.96%	6.41% to 6.48%	6.16% to 6.32%	5.50% to 8.50%	5.70% to 8.50%	5.50% to 8.50%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%	5.75%	6.00%	6.50%
Rate of compensation increase	2.25% to 4.50%	2.63% to 5.25%	3.00% to 6.00%	2.00% to 4.30%	2.00% to 4.30%	2.00% to 4.30%

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

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $4.0 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million.

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

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Discount rate	5.34%	5.54%	4.86%	5.42%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.54%	6.36%	6.16%	5.42%	5.89%	5.14%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Initial health care trend	7.50%	8.00%	7.50%	8.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	10	6	10	6

Sensitivity to changes in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.5 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

Income Taxes

The company is subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, the company establishes reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FASB ASC Topic 740 “Income Taxes”.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC 740 “Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, China, the Netherlands and Portugal, we have recorded a valuation allowance against our deferred income tax assets.

Derivatives and Hedging

We use derivatives to manage a variety of risks, including risks related to interest rates and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The rules and interpretations related to derivatives accounting are complex. Failure to apply this complex guidance will result in all changes in the fair value of the derivative being reported in earnings, without regard to the offsetting in the fair value of the hedged item. The accompanying financial statements reflect consequences of loss of hedge accounting for certain positions.

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

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with FASB ASC 718, “Compensation — Stock Compensation” and FASB ASC 505-50, “Equity — Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under FASB ASC 718 and FASB ASC 050-50 for fiscal 2010, 2009 and 2008 was $3.5 million, $2.4 million and $3.5 million, respectively.

We estimate the value of employee share-based compensation on the date of grant using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the award, and actual and projected employee stock option exercise behaviors. The use of the Black-Scholes model requires extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. See note 12 of the Consolidated Financial Statements for additional information.

Restructuring

Accruals have been recorded in conjunction with our restructuring actions. These accruals include estimates primarily related to facility consolidations and closures, employment reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring-related accruals are reviewed on a quarterly basis, and changes to restructuring actions are appropriately recognized when identified.

Legal and other contingencies

We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can results in amounts materially different from any provisions made with respect to their resolution.

New Accounting Standards

On July 1, 2009 the FASB Accounting Standards Codificationtm (“FASB ASC”) became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is not intended to change U.S. GAAP; instead, it reorganized the various U.S. GAAP pronouncements into approximately 90 accounting Topics, and displays all Topics using a consistent structure. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, in our discussion of New Accounting Standards below, we have incorporated references to the Codification Topics.

In September 2006, the FASB issued guidance contained in FASB ASC 820, “Fair Value Measurements and Disclosures.” This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This guidance clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued additional guidance contained in FASB ASC 820, which delays until January 1, 2009 the effective date of this guidance for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued additional guidance which clarifies the application of FASB ASC 820 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This guidance was effective upon issuance. We adopted FASB ASC 820 as of January 1, 2008, but had not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of FASB ASC 820 had no impact on our consolidated results of operations and financial condition. We adopted FASB ASC 820 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of FASB ASC 820 for nonfinancial assets and liabilities did not have a material impact on our Consolidated Financial Statements. See notes 6, 13, and 15 of the Consolidated Financial Statements for additional information.

In March 2008, the FASB issued guidance contained in FASB ASC 815, “Derivatives and Hedging”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FASB ASC 815 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This guidance was effective for Libbey on January 1, 2009. Adoption of this guidance did not have a material impact on our Consolidated Financial Statements. See note 13 of the Consolidated Financial Statements for additional information.

In April 2008, the FASB issued guidance contained in FASB ASC 350-30, “Intangibles — Goodwill and Other — General Intangibles Other than Goodwill,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance was effective for Libbey on January 1, 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued guidance contained in FASB ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.” This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This guidance was effective for Libbey on January 1, 2009. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

In June 2008, the FASB issued guidance contained in FASB ASC 260, “Earnings Per Share.” This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This guidance was effective for Libbey on January 1, 2009, and requires that all prior period EPS data is adjusted retrospectively. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued guidance contained in FASB ASC 715-20, “Compensation — Retirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for Libbey for the year ended December 31, 2009. This guidance required increased disclosures in the financial statements related to the assets of our pension and other postretirement benefit plans. See notes 9 and 10 of the Consolidated Financial Statements for additional information.

In May 2009, the FASB issued guidance contained in FASB ASC 855, “Subsequent Events,” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009. We have evaluated and, as necessary, made changes to these Consolidated Financial Statements for the events. In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding the amounts transferring between the various Levels within the fair value hierarchy, and increased disclosures regarding the activities impacting the balance of items classified in Level 3 of the fair value hierarchy. In addition, ASU 2010-06 clarifies increases in existing disclosure requirements for classes of assets and liabilities carried at fair value, and regarding the inputs and valuation techniques used to arrive at the fair value measurements for items classified as Level 2 or Level 3 in the fair value hierarchy. The new disclosure requirements of ASU 2010-06 were effective for Libbey in the first quarter of 2010, except for certain disclosures regarding the activities within Level 3 fair value measurements, which are effective for Libbey in the first quarter of 2011. The adoption of ASU 2010-06 did not have a material impact on our Consolidated Financial Statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 “Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — A consensus of the FASB Emerging Issues Task Force” (“ASU 2010-13”). The provisions of ASU 2010-13 affect entities with equity awards which, because of their characteristics, have been classified as liabilities. This guidance applies to interim and annual periods beginning after December 15, 2010, and will not impact our Consolidated Financial Statements as our stock awards are classified as equity.

In July 2010, the FASB issued Accounting Standards Update 2010-20 “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The amendments in this update affect all entities with financing receivables, generally excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. This update also requires additional disclosure of certain types of receivables, and disclosures of policies related to measurement and valuation of the receivables and related reserves. The effectiveness of this update was delayed until periods ending after June 15, 2011 by Update No. 2011-01. We do not expect the provisions of this update to have any impact on our Consolidated Financial Statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-28”). ASU 2010-28 addresses the decision process involved in testing for impairment of goodwill when the carrying value of a reporting unit is zero or less. The provisions of this update are effective for periods beginning after December 15, 2010. We do not expect the provisions of this update to have any impact on our Consolidated Financial Statements or on our process of testing for potential impairment of goodwill.

In December 2010, the FASB issued Accounting Standards Update 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-29”). ASU 2010-29 clarifies the extent to which pro-forma historical information must be prepared and presented in comparative financial statements for periods following a merger or acquisition. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. For Libbey, the required disclosures are effective for combinations with acquisition dates during or after 2011. The impact on our Consolidated Financial Statements will depend on the nature and timing of any potential future business combinations.

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

Interest Rates

We have an Interest Rate Agreement (Rate Agreement) with respect to $90.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at December 31, 2010 is 7.57 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of December 31, 2010, by Standard and Poor’s. Of our total borrowings, $138.9 million, or approximately 31 percent, was subject to variable interest rates at December 31, 2010. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.4 million on an annual basis.

Natural Gas

We are also exposed to market risks associated with changes in the price of natural gas due to either general market forces, or in the case of our operations in China, by government mandate. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings and cash flows. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better as of December 2010 by Standard and Poor’s.

Retirement Plans

We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans’ asset and related pension expense and cash funding requirements. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension and nonpension postretirement expense by approximately $4.5 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $2.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Toledo, Ohio
March 14, 2011

Libbey Inc.

Consolidated Balance Sheets

December 31,	Footnote Reference	2010	2009
	(Dollars in thousands, except per-share amounts)

ASSETS
Current assets:
Cash & cash equivalents		$76,258	$55,089
Accounts receivable — net	(note 3)	92,101	82,424
Inventories — net	(note 3)	148,146	144,015
Prepaid and other current assets	(notes 3 & 8)	6,437	8,484

Total current assets		322,942	290,012
Other assets:
Pension asset	(note 9)	12,767	9,454
Purchased intangible assets — net	(notes 4 & 7)	23,134	24,861
Goodwill	(notes 4 & 7)	169,340	168,320
Derivative asset	(notes 13 & 15)	2,589	—
Other assets	(notes 3, 13 & 15)	17,802	8,854

Total other assets		225,632	211,489
Property, plant, and equipment — net	(notes 5 & 7)	270,397	290,013

Total assets		$818,971	$791,514

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	(note 6)	$—	$672
Accounts payable		59,095	55,539
Salaries and wages		32,087	34,064
Accrued liabilities	(note 3)	51,211	35,699
Accrued special charges	(note 7)	768	1,016
Accrued income taxes	(note 8)	3,121	—
Pension liability (current portion)	(note 9)	2,330	1,984
Nonpension postretirement benefits (current portion)	(note 10)	5,017	4,363
Derivative liability	(notes 13 & 15)	3,392	3,346
Deferred income taxes	(note 8)	—	3,559
Long-term debt due within one year	(note 6)	3,142	9,843

Total current liabilities		160,163	150,085
Long-term debt	(note 6)	443,983	504,724
Pension liability	(note 9)	115,521	119,727
Nonpension postretirement benefits	(note 10)	67,737	64,780
Deferred income taxes	(note 8)	8,376	6,226
Derivative liability	(notes 13 & 15)	—	2,061
Other long-term liabilities	(notes 3, 13 & 15)	11,925	10,818

Total liabilities		807,705	858,421
Shareholders’ equity (deficit):
Common stock, par value $.01 per share, 50,000,000 shares authorized, 19,682,506 shares issued in 2010(18,697,630 shares issued in 2009)		197	187
Capital in excess of par value (includes warrants of $1,034 and $15,560 in 2010 and 2009, respectively, and 485,309 shares and 3,952,165 shares in 2010 and 2009, respectively)		300,692	324,272
Treasury stock, at cost, 0 shares in 2010 (2,599,769 shares in 2009)		—	(70,298)
Retained deficit		(178,677)	(205,344)
Accumulated other comprehensive loss	(note 14)	(110,946)	(115,724)

Total shareholders’ equity (deficit)		11,266	(66,907)

Total liabilities and shareholders’ equity (deficit)		$818,971	$791,514

See accompanying notes

Libbey Inc.

Consolidated Statements of Operations

Year Ended December 31,	Footnote Reference	2010	2009	2008
	(Dollars in thousands, except per-share amounts)

Net sales	(note 2)	$799,794	$748,635	$810,207
Freight billed to customers		1,790	1,605	2,422

Total revenues		801,584	750,240	812,629
Cost of sales	(notes 2 & 7)	633,571	617,095	703,292

Gross profit		168,013	133,145	109,337
Selling, general and administrative expenses	(note 7)	97,390	94,900	88,451
Impairment of goodwill	(note 7)	—	—	9,434
Special charges	(note 7)	1,802	1,631	17,000

Income (loss) from operations		68,821	36,614	(5,548)
Gain on redemption of debt	(note 6)	58,292	—	—
Other (expense) income	(note 7)	(274)	4,053	1,119

Earnings (loss) before interest and income taxes		126,839	40,667	(4,429)
Interest expense	(note 6)	45,171	66,705	69,720

Income (loss) before income taxes		81,668	(26,038)	(74,149)
Provision for income taxes	(note 8)	11,582	2,750	6,314

Net income (loss)		$70,086	$(28,788)	$(80,463)

Net income (loss) per share:
Basic	(note 11)	$3.97	$(1.90)	$(5.48)

Diluted	(note 11)	$3.51	$(1.90)	$(5.48)

Weighted average shares:
Outstanding	(note 11)	17,668	15,149	14,672

Diluted	(note 11)	19,957	15,149	14,672

See accompanying notes

Libbey Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

					Accumulated
					Other
	Common	Capital in	Treasury		Comprehensive
	Stock	Excess of	Stock	Retained	Loss
	Amount(1)	Par Value	Amount(1)	Deficit	(note 14)	Total
	(Dollars in thousands, except per-share amounts)

Balance December 31, 2007	$187	$306,874	$(110,780)	$(60,689)	$(42,477)	$93,115
Comprehensive loss:
Net loss				(80,463)		(80,463)
Effect of derivatives — net of tax					(10,300)	(10,300)
Pension and other postretirement benefit adjustments — net of tax (notes 9 and 10)					(58,607)	(58,607)
Effect of exchange rate fluctuation					(4,402)	(4,402)

Total comprehensive loss (note 14)						(153,772)
Stock compensation expense (note 12)		3,466				3,466
Stock issued from treasury		(1,065)	4,369	(2,536)		768
Dividends — $0.10 per share				(1,466)		(1,466)

Balance December 31, 2008	187	309,275	(106,411)	(145,154)	(115,786)	(57,889)

Comprehensive loss:
Net loss				(28,788)		(28,788)
Effect of derivatives — net of tax					12,440	12,440
Pension and other postretirement benefit adjustments — net of tax (notes 9 and 10)					(13,479)	(13,479)
Effect of exchange rate fluctuation					1,101	1,101

Total comprehensive loss (note 14)						(28,726)
Stock compensation expense (note 12)		2,419				2,419
Equity issuance costs (note 6)		(1,800)				(1,800)
Stock issued from treasury		(148)	36,113	(31,402)		4,563
Issuance of warrants (note 6)		14,526				14,526

Balance December 31, 2009	$187	324,272	(70,298)	(205,344)	(115,724)	(66,907)

Comprehensive income:
Net income				70,086		70,086
Effect of derivative- net of tax					3,049	3,049
Pension and other postretirement benefit adjustments — net of tax (notes 9 and 10)					9,722	9,722
Effect of exchange rate fluctuation					(7,993)	(7,993)

Total comprehensive income (note 14)						74,864
Stock compensation expense (note 12)		3,496				3,496
Equity issuance costs (note 6)		145				145
Stock issued from treasury		(1,495)	2,302	(1,262)		(455)
Exercise of stock options (note 12)		88				88
Exercise of warrants (note 6)	10	(25,814)	67,996	(42,157)		35

Balance December 31, 2010	$197	$300,692	$—	$(178,677)	$(110,946)	$11,266

(1)	Share amounts are as follows:

	Common Stock	Treasury
	Shares	Stock Shares		Total

Balance December 31, 2007	18,697,630	4,133,074		14,564,556
Stock issued from treasury	—	(165,588)		165,588

Balance December 31, 2008	18,697,630	3,967,486		14,730,144
Stock issued from treasury	—	(1,367,717	)(1)	1,367,717

Balance December 31, 2009	18,697,630	2,599,769		16,097,861
Stock issued from treasury	—	(2,599,769	)(1)	2,599,769
Stock options and warrants exercised	984,876	—	(1)	984,876

Balance December 31, 2010	19,682,506	—		19,682,506

(1)	0.9 million shares and 3.5 million shares were issued to the holder of PIK Notes in 2009 and 2010, respectively. See note 6 for details.

See accompanying notes

Libbey Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	Footnote Reference	2010	2009	2008
	(Dollars in thousands)

Operating activities:
Net income (loss)		$70,086	$(28,788)	$(80,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	(notes 4 & 5)	41,115	43,166	44,430
Loss on sale of assets		343	323	101
Change in accounts receivable		(11,210)	(6,430)	16,518
Change in inventories		(6,654)	40,834	(2,027)
Change in accounts payable		4,955	3,828	(21,106)
Accrual of interest on Old PIK notes	(note 6)	—	11,916	21,249
Income taxes	(note 8)	1,801	(93)	9,275
Special charges	(note 7)	3,507	(1,728)	46,326
Change in Vitro payable	(note 4)	—	—	(19,575)
Gain on redemption of New PIK notes	(note 6)	(71,693)	—	—
Payment of interest on New PIK notes	(note 6)	(29,400)	—	—
Call premium payment on floating rate notes	(note 6)	8,415	—	—
Write-off of bank fees & discounts on old ABL and floating rate notes	(note 6)	4,986	—	—
Pension and postretirement	(notes 9 & 10)	5,200	5,331	(18,604)
Accrued interest and amortization of discounts, warrants and financing fees		17,391	12,945	4,165
Accrued liabilities and prepaid expenses		3,344	14,920	(4,988)
Stock option expense		3,496	2,438	3,558
Other operating activities		2,017	3,486	101

Net cash provided by (used in) operating activities		47,699	102,148	(1,040)
Investing activities:
Additions to property, plant and equipment		(28,247)	(17,005)	(45,717)
Call premium on floating rate notes	(note 6)	(8,415)	—	—
Proceeds from asset sales and other		—	265	117

Net cash used in investing activities		(36,662)	(16,740)	(45,600)
Financing activities:
Net borrowings/(repayments) on ABL credit facility	(note 6)	—	(34,169)	28,693
Other repayments	(note 6)	(10,610)	(5,225)	(1,399)
Other borrowings	(note 6)	215	—	—
Floating rate notes payments	(note 6)	(306,000)	—	—
New PIK note payment	(note 6)	(51,031)	—	—
Proceeds from senior notes	(note 6)	392,328	—	—
Debt issuance costs and other	(note 6)	(14,199)	(4,171)	—
Dividends paid		—	—	(1,466)

Net cash provided by (used in) financing activities		10,703	(43,565)	25,828
Effect of exchange rate fluctuations on cash		(571)	(58)	(2,423)

Increase (decrease) in cash		21,169	41,785	(23,235)
Cash & equivalents at beginning of year		55,089	13,304	36,539

Cash & equivalents at end of year		$76,258	$55,089	$13,304

Supplemental disclosure of cash flows information:
Cash paid during the year for interest		$27,822	$39,221	$42,888

Cash paid (refunded) during the year for income taxes		$8,830	$3,133	$(2,276)

Supplemental disclosure of non-cash financing activities:

On October 28, 2009, we issued notes to an investor for approximately $80.4 million, along with 933,145 shares of company stock and warrants to purchase an additional 3,466,856 shares of company stock at $0.01 per share, in exchange for existing notes with a balance of approximately $160.9 million. During 2010, the New PIK notes were redeemed, resulting in the recognition of a gain of $71.7 million. The gain was offset by $13.4 million of expense related to the refinancing of the floating rate notes, resulting in a net gain of $58.3 million on the Consolidated Statements of Operations. See note 6 for additional information regarding this transaction.

See accompanying notes

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

Inventory Valuation  Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for our U.S. glass inventories, which represented 31.8 percent and 31.9 percent of our total inventories in 2010 and 2009, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $16.5 million for both 2010 and 2009.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Purchased Intangible Assets and Goodwill  FASB ASC Topic 350 — “Intangibles-Goodwill and other” (“FASB ASC 350”) requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2010 and 2009, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. There were also no indicators of impairment at December 31, 2010. However, in the fourth quarter of 2008, we identified certain indicators of impairment of goodwill and purchased intangible assets of $11.9 million in our International segment and $0.3 million related to our Syracuse China subsidiary. For further disclosure on goodwill and intangibles, see note 4.

Software  We account for software in accordance with FASB ASC 350. Software represents the costs of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation and/or internal labor costs. These costs generally are amortized over a five-year period.

Property, Plant and Equipment  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Maintenance and repairs are expensed as incurred.

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business and certain after-processing equipment within our North American Glass segment. Due to the announcement of our closure of our Syracuse China manufacturing facility and our Mira Loma distribution center, we wrote down the values of certain assets to fair value in 2008 and recorded adjustments to these write-downs in 2009 and 2010. See note 7 for further disclosure.

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

Pension and Nonpension Postretirement Benefits  We account for pension and nonpension postretirement benefits in accordance with FASB ASC Topic 758 — “Compensation-Retirement Plans” (“FASB ASC 758”). FASB ASC 758 requires recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under FASB ASC 758, gains and losses, prior service costs and credits and any remaining prior transaction amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effect where appropriate.

The U.S. pension plans cover most hourly U.S.-based employees (excluding new hires at Shreveport after 2008 and employees hired at Toledo after September 30, 2010) and those salaried U.S.-based employees hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries Royal Leerdam, located in the Netherlands, and Crisa, located in Mexico, and our Canadian employees. For further discussion see note 9.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Income Taxes  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC Topic 740, “Income Taxes” (“FASB ASC 740”) requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, China, the Netherlands and Portugal, we have recorded a valuation allowance against our deferred income tax assets.

Derivatives  We account for derivatives in accordance with FASB ASC Topic 815 “Derivatives and Hedging” (“FASB ASC 815”). We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for the foreign currency contracts and some natural gas contracts at Syracuse China) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as an operating activity. Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See additional discussion at note 13.

Foreign Currency Translation  Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other (expense) income. Gain on currency translation was $0.1 million, $2.8 million and $0.7 million for the year ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation Expense  We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation-Stock Compensation” (“FASB ASC 718”) and FASB ASC Topic 505-50 “Equity based payment to non-employees” (“FASB ASC 505-50”), which require share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. Share-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC 718 and FASB ASC 505-50 apply to all of our outstanding unvested share-based payment awards. The impact of applying the provisions of FASBASC 718 and FASB ASC 505-50 was a pre-tax charge of $3.5 million, $2.4 million and $3.5 million for 2010, 2009 and 2008, respectively. See note 12 for additional information.

Research and Development  Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2010, 2009 and 2008, respectively, were $2.6 million, $2.0 million and $1.7 million.

Advertising Costs  We expense all advertising costs as incurred, and the amounts were immaterial for all periods presented.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Computation of Income Per Share of Common Stock  Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and dilutive potential common share equivalents during the period.

Treasury Stock  Treasury stock purchases are recorded at cost. During 2010, 2009 and 2008, we did not purchase any treasury stock. During 2010, 2009, and 2008, we issued 2,599,769, 1,367,717 and 165,588 shares from treasury stock at an average cost of $27.04, $26.40, and $26.39 respectively. The increase in issued shares from treasury stock in 2009 was for common stock given to the PIK Notes holder in the October 2009 debt exchange. The increase in issued shares from treasury stock in 2010 and 2009 was mainly attributable to the exercise of warrants related to our refinancing activities in 2010 and for common stock given to the PIK Notes holder in the October 2009 debt exchange. See note 6 for further information.

Reclassifications  Certain amounts in prior years’ financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2010.

New Accounting Standards

On July 1, 2009 the FASB Accounting Standards Codificationtm (“FASB ASC”) became the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification is not intended to change U.S. GAAP; instead, it reorganized the various U.S. GAAP pronouncements into approximately 90 accounting Topics, and displays all Topics using a consistent structure. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, in our discussion of New Accounting Standards below, we have incorporated references to the Codification Topics.

In September 2006, the FASB issued guidance contained in FASB ASC 820, “Fair Value Measurements and Disclosures.” This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. This guidance clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued additional guidance contained in FASB ASC 820, which delays until January 1, 2009 the effective date of this guidance for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued additional guidance which clarifies the application of FASB ASC 820 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This guidance was effective upon issuance. We adopted FASB ASC 820 as of January 1, 2008, but had not applied it to non-recurring, nonfinancial assets and liabilities. The adoption of FASB ASC 820 had no impact on our consolidated results of operations and financial condition. We adopted FASB ASC 820 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of FASB ASC 820 for nonfinancial assets and liabilities did not have a material impact on our Consolidated Financial Statements. See notes 6, 13, and 15 of the Consolidated Financial Statements for additional information.

In March 2008, the FASB issued guidance contained in FASB ASC 815, “Derivatives and Hedging”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FASB ASC 815 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This guidance was effective for Libbey on January 1, 2009. Adoption of this guidance did not have a material impact on our Consolidated Financial Statements. See note 13 of the Consolidated Financial Statements for additional information.

In April 2008, the FASB issued guidance contained in FASB ASC 350-30, “Intangibles — Goodwill and Other — General Intangibles Other than Goodwill,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance was effective for Libbey on January 1, 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued guidance contained in FASB ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.” This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This guidance was effective for Libbey on January 1, 2009. The adoption of this guidance did not have any impact on our Consolidated Financial Statements.

In June 2008, the FASB issued guidance contained in FASB ASC 260, “Earnings Per Share.” This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This guidance was effective for Libbey on January 1, 2009, and requires that all prior period EPS data is adjusted retrospectively. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued guidance contained in FASB ASC 715-20, “Compensation — Retirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for Libbey for the year ended December 31, 2009. This guidance required increased disclosures in the financial statements related to the assets of our pension and other postretirement benefit plans. See notes 9 and 10 of the Consolidated Financial Statements for additional information.

In May 2009, the FASB issued guidance contained in FASB ASC 855, “Subsequent Events,” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009. We have evaluated and, as necessary, made changes to these Consolidated Financial Statements for the events. In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding the amounts transferring between the various Levels within the fair value hierarchy, and increased disclosures regarding the activities impacting the balance of items classified in Level 3 of the fair value hierarchy. In addition, ASU 2010-06 clarifies increases in existing disclosure requirements for classes of assets and liabilities carried at fair value, and regarding the inputs and valuation techniques used to arrive at the fair value measurements for items classified as Level 2 or Level 3 in the fair value hierarchy. The new disclosure requirements of ASU 2010-06 were effective for Libbey in the first quarter of 2010, except for certain disclosures regarding the activities within Level 3 fair value measurements, which are effective for Libbey in the first quarter of 2011. The adoption of ASU 2010-06 did not have a material impact on our Consolidated Financial Statements.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

In April 2010, the FASB issued Accounting Standards Update 2010-13 “Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — A consensus of the FASB Emerging Issues Task Force” (“ASU 2010-13”). The provisions of ASU 2010-13 affect entities with equity awards which, because of their characteristics, have been classified as liabilities. This guidance applies to interim and annual periods beginning after December 15, 2010, and will not impact our Consolidated Financial Statements as our stock awards are classified as equity.

In July 2010, the FASB issued Accounting Standards Update 2010-20 “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The amendments in this update affect all entities with financing receivables, generally excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. This update also requires additional disclosure of certain types of receivables, and disclosures of policies related to measurement and valuation of the receivables and related reserves. The effectiveness of this update was delayed until periods ending after June 15, 2011 by Update No. 2011-01. We do not expect the provisions of this update to have any impact on our Consolidated Financial Statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-28”). ASU 2010-28 addresses the decision process involved in testing for impairment of goodwill when the carrying value of a reporting unit is zero or less. The provisions of this update are effective for periods beginning after December 15, 2010. We do not expect the provisions of this update to have any impact on our Consolidated Financial Statements or on our process of testing for potential impairment of goodwill.

In December 2010, the FASB issued Accounting Standards Update 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-29”). ASU 2010-29 clarifies the extent to which pro-forma historical information must be prepared and presented in comparative financial statements for periods following a merger or acquisition. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. For Libbey, the required disclosures are effective for combinations with acquisition dates during or after 2011. The impact on our Consolidated Financial Statements will depend on the nature and timing of any potential future business combinations.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Balance Sheet Details

The following tables provide detail of selected balance sheet items:

	December 31,
	2010	2009
	(Dollars in thousands)

Accounts receivable:
Trade receivables	$90,899	$81,032
Other receivables	1,202	1,392

Total accounts receivable, less allowances of $5,518 and $7,457	$92,101	$82,424

Inventories:
Finished goods	$132,169	$126,651
Work in process	653	1,255
Raw materials	4,444	4,408
Repair parts	9,496	9,933
Operating supplies	1,384	1,768

Total inventories, less allowances of $4,658 and $4,528	$148,146	$144,015

Prepaid and other current assets:
Value added tax	$1,332	$1,647
Other prepaid expenses	4,822	6,362
Refundable, deferred and prepaid income taxes	283	475

Total prepaid and other current assets	$6,437	$8,484

Other assets:
Deposits	$904	$583
Finance fees — net of amortization	13,012	4,056
Other	3,886	4,215

Total other assets	$17,802	$8,854

Accrued liabilities:
Accrued incentives	$15,060	$13,790
Workers compensation	9,608	8,834
Medical liabilities	3,785	2,948
Interest	14,416	1,998
Commissions payable	904	1,134
Other accrued liabilities	7,438	6,995

Total accrued liabilities	$51,211	$35,699

Other long-term liabilities:
Deferred liability	$4,622	$3,350
Other	7,303	7,468

Total other long-term liabilities	$11,925	$10,818

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

	2010	2009
	(Dollars in thousands)

Beginning balance	$24,861	$26,121
Amortization	(1,333)	(1,367)
Foreign currency impact	(394)	107

Ending balance	$23,134	$24,861

Purchased intangible assets are composed of the following:

December 31,	2010	2009
	(Dollars in thousands)

Indefinite life intangible assets	$12,923	$13,094
Definite life intangible assets, net of accumulated amortization of $12,123 and $10,988	10,211	11,767

Total	$23,134	$24,861

Amortization expense for definite life intangible assets was $1.3 million, $1.4 million and $1.3 million for years 2010, 2009 and 2008, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. Our October 1st review for 2010 and 2009 did not indicate impairment of our indefinite life intangible assets. There were also no indicators of impairment at December 31, 2010. As of December 31, 2008, we performed an additional impairment test as the severe global economic downturn during the final quarter of 2008 represented a significant adverse condition in our business environment, which was an indicator of impairment. As a result of this analysis, we concluded that intangibles of $2.5 million associated with our International segment were impaired. We also announced in December, 2008 that our Syracuse China manufacturing facility would be shut down by early April, 2009. This was an indicator of impairment for the Syracuse China reporting unit (part of our North American Other segment), and, based on our analysis, we concluded that intangibles of $0.3 million were impaired. These impairment charges for 2008 were included in Special charges on the Consolidated Statements of Operations.

The definite life intangible assets primarily consist of technical assistance agreements, noncompete agreements, customer relationships and patents. The definite life assets are generally amortized over a period ranging from 5 to 20 years. The weighted average remaining life on the definite life intangible assets is 7.8 years at December 31, 2010.

Future estimated amortization expense of definite life intangible assets is as follows:

2011	2012	2013	2014	2015

$1,197	$1,080	$1,080	$1,080	$1,079

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Changes in goodwill balances are as follows:

	2010				2009
	North	North			North	North
	American	American			American	American
	Glass	Other	International	Total	Glass	Other	International	Total
	(Dollars in thousands)

Beginning balance:
Goodwill	$154,003	$19,758	$9,434	$183,195	$152,419	$19,758	$9,434	$181,611
Accumulated impairment losses	—	(5,441)	(9,434)	(14,875)	—	(5,441)	(9,434)	(14,875)

	154,003	14,317	—	168,320	152,419	14,317	—	166,736
Other	1,020	—	—	1,020	1,584	—	—	1,584

Ending balance:
Goodwill	155,023	19,758	9,434	184,215	154,003	19,758	9,434	183,195
Accumulated impairment losses	—	(5,441)	(9,434)	(14,875)	—	(5,441)	(9,434)	(14,875)

	$155,023	$14,317	$—	$169,340	$154,003	$14,317	$—	$168,320

Other, in the table above, relates to income tax adjustments affecting the fair value of assets acquired and liabilities assumed related to the Crisa acquisition.

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2010 and 2009 did not indicate an impairment of goodwill. There were also no indicators of impairment at December 31, 2010. However, the severe global economic downturn during the later part of the fourth quarter of 2008 represented a significant adverse change in our business environment, which was considered an indicator of impairment. An updated goodwill impairment analysis was performed as of December 31, 2008. As a result of this analysis, goodwill impairment of $9.4 million was recorded in 2008 in our International operations, and was included in Impairment of goodwill on the Consolidated Statements of Operations. This has been our only goodwill impairment in the International segment. We have recorded no accumulated goodwill impairment in our North American Glass segment since this company’s inception in 1993.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,	2010	2009
	(Dollars in thousands)

Land	$21,534	$22,632
Buildings	90,666	89,863
Machinery and equipment	438,965	438,541
Furniture and fixtures	13,774	13,696
Software	21,499	20,240
Construction in progress	11,609	8,587

Gross property, plant and equipment	598,047	593,559
Less accumulated depreciation	327,650	303,546

Net property, plant and equipment	$270,397	$290,013

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $39.8 million, $41.7 million and $42.9 million for the years 2010, 2009, and 2008, respectively.

In 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. A non-cash charge of $0.4 million was recorded in Special charges on the Consolidated Statements of Operations. In addition, in 2010, we wrote down certain after-processing equipment within our North American Glass segment that was no longer being used in our production process. A non-cash charge of $2.7 million was recorded in Cost of sales on the Consolidated Statements of Operations. See note 7 for further information.

During 2008, we recorded $9.7 million of reductions in the carrying value of our long-lived assets in accordance with FASB ASC 360. In 2010, we recorded an additional $0.6 million reduction in the carrying value of the land. These charges were included in Special charges on the Consolidated Statements of Operations. Under FASB ASC 360, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The announcement of the closure of the Syracuse China reporting unit indicated that the carrying value of our long-lived assets may not be recoverable and we performed an impairment review. We then recorded impairment charges for property, plant and equipment to the extent the amounts by which the carrying amounts of these assets exceeded their fair values. Fair value was determined by appraisals. See note 7 for further discussion of these and other special charges.

The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value or on a market appraisal. Projections used in the fair value determination are based on internal estimates for sales and production levels, capital expenditures necessary to maintain the projected production levels, and remaining useful life of the assets. These projections are prepared at the lowest level at which we have access to cash flow information and complete financial data for our operations, which is generally at the plant level. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

impairment loss would be measured based on the difference between the fair value of the asset and its carrying value.

In addition, in 2008 we wrote off certain fixed assets within our North American Glass reporting segment that had become idled and were no longer being used in our production process. A non-cash charge of $4.5 million was recorded in Cost of sales on the Consolidated Statements of Operations in 2008. See note 7 for further discussion of these special charges.

6.	Borrowings

On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10.0 percent Senior Secured Notes of Libbey Glass due 2015;

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of floating rate notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount of 16.0 percent New PIK Notes.

We used the proceeds of the offering of the Senior Secured Notes, together with cash on hand, to fund the repurchase of the floating rate notes, the redemption of the New PIK Notes and to pay certain related fees and expenses. Upon completion of the refinancing, we recorded a gain of $71.7 million related to the redemption of the New PIK Notes. This gain was partially offset by $13.4 million representing a write-off of bank fees, discounts and a call premium on the floating rate notes, resulting in a net gain of $58.3 million as shown on the Consolidated Statements of Operations.

Concurrently with the issuance of the original PIK Notes (Old PIK Notes) in 2006, we issued, to the holder of the Old PIK Notes, detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) at an exercise price of $11.25 per share. These warrants, which do not have voting rights, remain outstanding at December 31, 2010, and expire on December 1, 2011.

On October 28, 2009, we entered into a transaction with Merrill Lynch PCG, Inc. (the “Investor”) to exchange the existing 16.0 percent Old PIK Notes due in December 2011, for a combination of debt and equity securities (Exchange Transaction). Pursuant to the Exchange Transaction, Old PIK Notes having an outstanding principal balance of approximately $160.9 million were exchanged for new Senior Subordinated Secured Notes due in June 2021 (New PIK Notes) having a principal amount of approximately $80.4 million, together with common stock and warrants in Libbey Inc. Interest due under the New PIK Notes was to accrue at zero percent until the date (FRN Redemption Date) that is the first to occur of (a) December 10, 2010 or (b) the date on which the Senior Notes due 2011 were redeemed or paid in full. If the New PIK Notes remained outstanding at the FRN Redemption Date, interest under the New PIK Notes would accrue at the rate of 16.0 percent per annum and be payable semi-annually in cash or in additional New PIK Notes, at the option of Libbey Glass.

Management evaluated the application of FASB ASC 470-50, “Modifications and Extinguishments” and FASB ASC 470-60, “Troubled Debt Restructuring by Debtors” and concluded that the Exchange Transaction constituted a troubled debt restructuring, rather than a debt modification or extinguishment. Under FASB ASC 470-60, the carrying value of the New PIK Notes was $150.6 million which was comprised of the $80.4 million principal amount and an excess carrying amount of $70.2 million. $2.7 million of costs associated with the Exchange Transaction were expensed in interest expense in 2009 on the Consolidated Statements of Operations. The remainder of the costs associated with the Exchange Transaction of $1.8 million were related to the equity

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

issued and were recorded in capital in excess of par value on the Consolidated Balance Sheets, and also as shown in the Consolidated Statement of Shareholders’ Equity (Deficit).

As part of the Exchange Transaction, we also issued to the Investor 933,145 shares of Libbey Inc. common stock and warrants (Series I Warrants) conveying the right to purchase, for $0.01 per share, an additional 3,466,856 shares of the Company’s common stock. The amount allocated to the Series I Warrants was recorded in capital in excess of par value, with the offset recorded against the carrying value of the New PIK Notes. Collectively this represented approximately 22.5 percent of the Company’s common stock outstanding following the Exchange Transaction.

The additional 3.5 million shares were issued in August, 2010 as the warrant holder chose to exercise these warrants, and on August 18, 2010, we announced the closing of a secondary offering of these 4.4 million shares of our common stock on behalf of Merrill Lynch PCG, Inc., the selling stockholder, at a price to the public of $10.25 per share. The total offering size reflects the underwriters’ exercise of their option to purchase an additional 573,913 shares of common stock, on the same terms and conditions, to cover over-allotments. We did not receive any proceeds from the offering. The fees of approximately $1.0 million related to this transaction were recorded as Selling, General and Administrative expense in the Consolidated Statements of Operations in 2010 and were reflected in our North American Glass segment.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Borrowings consist of the following:

	Interest			December 31,	December 31,
	Rate		Maturity Date	2010	2009
	(Dollars in thousands)

Borrowings under ABL facility	Floating		April 8, 2014	$—	$—
Senior Secured Notes	10.00	%(1)	February 15, 2015	400,000	—
Floating rate notes				—	306,000
New PIK notes(2)				—	80,431
Promissory note	6.00%		January, 2011 to September, 2016	1,307	1,492
Notes payable	Floating		January, 2011	—	672
RMB loan contract	Floating		July, 2012 to January, 2014	37,925	36,675
RMB working capital loan	Floating		January, 2011	—	7,335
BES Euro line	Floating		December, 2011 to December, 2013	10,934	14,190

Total borrowings				450,166	446,795
Less — unamortized discount				6,307	1,749
Plus — carrying value adjustment on debt related to the Interest Rate Agreement(1)				3,266	—
Plus — carrying value in excess of principal on New PIK Notes(2)				—	70,193

Total borrowings — net				447,125	515,239
Less — long-term debt due within one year and notes payable				3,142	10,515

Total long-term portion of borrowings — net				$443,983	$504,724

(1)	See Interest Rate Protection Agreements below and in note 13.

(2)	On October 28, 2009, we exchanged approximately $160.9 million of Old PIK Notes for approximately $80.4 million of New PIK Notes and additional common stock and warrants to purchase common stock of Libbey Inc. Under U.S. GAAP, we were required to record the New PIK Notes at their carrying value of approximately $150.6 million instead of their face value of $80.4 million. During 2010, we redeemed the New PIK Notes in conjunction with the refinancing discussed above and recognized a $71.7 million gain in gain on redemption of debt on the Consolidated Statements of Operations.

Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2011	2012	2013	2014	2015	Thereafter

$3,142	$14,491	$22,804	$9,329	$400,227	$173

Amended and Restated ABL Credit Agreement

Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 (ABL Facility), with a group of five financial institutions. The ABL

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 2.5 percent and 3.5 percent, respectively, at December 31, 2010. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.75 percent at December 31, 2010. No financial covenants or compensating balances are required by the Agreement. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2010 or at December 31, 2009. Interest is payable on the last day of the interest period, which can range from one month to six months.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The available total borrowing base is offset by ERISA, rent and tax reserves totaling $3.5 million and mark-to-market reserves for natural gas contracts of $2.8 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $110.0 million limit. At December 31, 2010, we had $10.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the new ABL Facility was $65.2 million at December 31, 2010 compared to $79.2 million under the old ABL Facility at December 31, 2009.

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

The Senior Secured Notes were issued pursuant to an Indenture, dated February 8, 2010 (the “New Notes Indenture”), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (the “Subsidiary Guarantors” and together with the Company, the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “New Notes Trustee”), and collateral agent. Under the terms of the New Notes Indenture, the Senior Secured Notes bear interest at a rate of 10.0 percent per year and will mature on February 15, 2015. The New Notes Indenture contains covenants that could restrict the ability of Libbey Glass and the Guarantors to, among other things:

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

In connection with the sale of the Senior Secured Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated February 8, 2010 (the “Registration Rights Agreement”), under which they agreed to make an offer to exchange the Senior Secured Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the Senior Secured Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of Senior Secured Notes to resell their respective Senior Secured Notes to the public. On January 25, 2011, we exchanged $400.0 million aggregate principal amount of 10.0 percent Senior Secured Notes due 2015 for an equal principal amount of a new issue of 10.0 percent Senior Secured Notes due 2015, which have been registered under the Securities Act of 1933, as amended.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

We have an Interest Rate Agreement (Rate Agreement) in place with respect to $90.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Rate Agreement at December 31, 2010, excluding applicable fees, is 7.57 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA-, as of December 31, 2010, by Standard and Poor’s.

The fair market value for the Rate Agreement at December 31, 2010 was a $2.5 million asset. An adjustment of $3.3 million was recorded to increase the carrying value of the related long-term debt. The net impact of $0.4 million expense is recorded in other (expense) income on the Consolidated Statements of Operations for 2010. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We expect this agreement to expire as originally contracted.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2010 and December 31, 2009, we had $1.3 million and $1.5 million, respectively, outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.1 million. There were no borrowings under the facility at December 31, 2010. The $0.7 million outstanding at December 31, 2009, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.80 percent. Interest with respect to the note payable was paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $37.9 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of December 31, 2010, the annual interest rate was 5.37 percent. As of December 31, 2010, the outstanding balance was RMB 250.0 million (approximately $37.9 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

(approximately $4.5 million) and RMB 40.0 million (approximately $6.1 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $9.1 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

RMB Working Capital Loan

In March 2007, Libbey China entered into a RMB 50.0 million working capital loan with CCB. The 3-year term loan was secured by a Libbey Inc. guarantee and had an original principal payment at maturity on March 14, 2010. On February 25, 2010, the terms of the working capital loan were amended extending the maturity date to January, 2011 and requiring a standby letter of credit. On November 30, 2010, the working capital loan was fully repaid and the standby letter of credit was canceled.

BES Euro Line

In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $14.6 million) with Banco Espírito Santo, S.A. (BES). The $10.9 million outstanding at December 31, 2010 was the U.S. dollar equivalent of the €8.3 million outstanding under the line at an interest rate of 5.79 percent. Payment of principal in the amount of €2.2 million (approximately $2.9 million) is due in December 2011, payment of €2.8 million (approximately $3.7 million) is due in December 2012 and payment of €3.3 million (approximately $4.3 million) is due in December 2013. Interest with respect to the line is paid every six months.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $400.0 million Senior Secured Notes due February 15, 2015 had an estimated fair value of $428.5 million at December 31, 2010. Our floating rate notes of $306.0 million had an estimated fair value of $301.4 million at December 31, 2009. The $80.4 million New PIK Notes were held by a single holder since inception, and there was no active market from which a fair value could be derived at December 31, 2009. The fair value of the remainder of our debt approximates carrying value due to variable interest rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of December 31, 2010 we had no amounts outstanding under our ABL Facility, although we had $10.4 million of letters of credit issued under that facility. As a result, we had $65.2 million of unused availability remaining under the ABL Facility at December 31, 2010, as compared to $79.2 million of unused availability at December 31, 2009. In addition, we had $76.3 million of cash on hand at December 31, 2010, compared to $55.1 million of cash on hand at December 31, 2009.

On February 8, 2010, we used the proceeds of a debt offering of $400.0 million of Senior Secured Notes due 2015, together with cash on hand, to redeem the $80.4 million face amount of New PIK Notes that were outstanding at that date and to repurchase the $306.0 million of floating rate notes due 2011. We also amended and restated our ABL Facility to, among other things, extend the maturity to 2014 and reduce the amount that we can borrow under that facility from $150.0 million to $110.0 million. In addition, our RMB 50.0 million working capital loan due in January, 2011, was fully repaid on November 30, 2010.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Special Charges

Facility Closures

In December 2008, we announced that the Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs, and we accordingly recorded a pretax charge of $29.1 million in 2008. The principal components of the charge included fixed asset write-downs, inventory write-downs, and employee severance related costs for the approximately 305 employees impacted by the closures and pension and postretirement charges.

In 2008 we performed an analysis to determine the appropriate carrying value of inventory located at Syracuse China and Mira Loma. A lower of cost or market adjustment was recorded in the fourth quarter of 2008 in the amount of $9.8 million to properly state our ending inventory values. This charge was included in cost of sales on the 2008 Consolidated Statements of Operations.

In the fourth quarter of 2008, we recorded a $9.7 million reduction in the carrying value of our long-lived assets in accordance with FASB ASC 360. Under FASB ASC 360, long-lived assets are tested for recoverability if certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. The announcement of the closure of the Syracuse China reporting unit indicated that the carrying value of our long-lived assets may not be recoverable and we performed an impairment review. We then recorded impairment charges, for property, plant and equipment, based upon the amounts by which the carrying amounts of these assets exceeded their fair values. Fair value was determined by appraisals. This charge was included in special charges on the 2008 Consolidated Statements of Operations.

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

In addition, natural gas hedges in place for the Syracuse China facility were no longer deemed effective, as the forecasted transactions related to those contracts were not probable of occurring. This resulted in a charge of $0.4 million to other (expense) income on the 2008 Consolidated Statements of Operations, in the North American Other reporting segment. See note 13 for further discussion of derivatives.

In 2009 we recorded a pre-tax charge of $3.8 million related to the closures of the Syracuse China manufacturing facility and the Mira Loma, California distribution center that were announced in 2008. The principal components of the charge included building site clean up, inventory write-downs related to work-in-process and raw materials of $1.0 million net of fixed asset recoveries (net of write-downs), employee severance related costs and other of $1.7 million and pension and postretirement charges of $0.3 million. Further, depreciation expense was increased by $0.7 million at Syracuse in the first quarter of 2009 to reflect the shorter life of the remaining assets. In addition, natural gas hedges of $0.2 million for the Syracuse China facility were charged to other (expense) income on the 2009 Consolidated Statements of Operations, in the North American Other reporting segment. See note 13 for further discussion of derivatives.

In 2010, we recorded a pre-tax charge of $1.2 million related to the closures of the Syracuse China manufacturing facility and the Mira Loma, California distribution center, that were originally announced in 2008. The principal components of the charge included a $0.6 million charge to write-down the value of land at Syracuse, and site cleanup of $0.4 million. In addition, natural gas hedge ineffectiveness of $0.1 million was

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

charged to other (expense) income on the 2010 Consolidated Statements of Operations, in the North American Other reporting segment.

The following table summarizes the facility closure charge in 2010, 2009 and 2008:

	December 31, 2010			December 31, 2009			December 31, 2008
	North	North		North	North		North	North
	American	American		American	American		American	American
	Glass	Other	Total	Glass	Other	Total	Glass	Other	Total
	(Dollars in thousands)

Inventory write-down	$—	$(12)	$(12)	$—	$977	$977	$192	$9,576	$9,768
Pension & postretirement welfare	—	—	—	—	278	278	—	4,170	4,170
Fixed asset depreciation	—	—	—	—	705	705	—	261	261

Included in cost of sales	—	(12)	(12)	—	1,960	1,960	192	14,007	14,199
Fixed asset write-down and site clean-up	—	1,012	1,012	112	(138)	(26)	65	9,660	9,725
Employee termination cost & other	28	25	53	(98)	1,755	1,657	618	4,202	4,820

Included in special charges	28	1,037	1,065	14	1,617	1,631	683	13,862	14,545
Ineffectiveness of natural gas hedge	—	130	130	—	232	232	—	383	383

Included in other expense (income)	—	130	130	—	232	232	—	383	383

Total pretax charge	$28	$1,155	$1,183	$14	$3,809	$3,823	$875	$28,252	$29,127

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2010:

	Reserve					Reserve
	Balances	Total	Cash	Inventory &		Balances at
	at January 1,	Charge to	(Payments)	Fixed Asset	Non-Cash	December 31,
	2010	Earnings	Receipts	Write Downs	Utilization	2010
	(Dollars in thousands)

Inventory write-down	$—	$(12)	$12	$—	$—	$—
Building site clean-up and fixed asset write-down	306	1,012	(538)	(629)	—	151
Employee termination cost & other	710	53	(462)	—	—	301
Ineffectiveness of natural gas hedges	—	130	—	—	(130)	—

Total	$1,016	$1,183	$(988)	$(629)	$(130)	$452

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2009:

	Reserve					Reserve
	Balances	Total	Cash	Inventory &		Balances at
	at January 1,	Charge to	(Payments)	Fixed Asset	Non-Cash	December 31,
	2009	Earnings	Receipts	Write Downs	Utilization	2009
	(Dollars in thousands)

Inventory write-down	$—	$977	$137	$(1,114)	$—	$—
Pension & postretirement welfare	—	278	—	—	(278)	—
Fixed asset depreciation	—	705	—	—	(705)	—
Building site clean-up and fixed asset write-down	—	(26)	444	(112)	—	306
Employee termination cost & other	4,248	1,657	(5,683)	—	488	710
Ineffectiveness of natural gas hedges	—	232	—	—	(232)	—

Total	$4,248	$3,823	$(5,102)	$(1,226)	$(727)	$1,016

The ending balances of $0.5 million and $1.0 million for 2010 and 2009, respectively, were included in accrued special charges on the Consolidated Balance Sheets. We expect the 2010 balance to result in cash payments in 2011. The carrying value of this balance approximates its fair value. These charges were recorded in the North American Other and North American Glass reporting segments in 2010 and 2009.

The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

	North	North	Total
	American	American	Charges
	Glass	Other	To Date
	(Dollars in thousands)

Inventory write-down	$192	$10,541	$10,733
Pension & postretirement welfare	—	4,448	4,448
Fixed asset depreciation	—	966	966

Included in cost of sales	192	15,955	16,147
Employee termination cost & other	548	5,982	6,530
Building site clean-up & fixed asset write-down	177	10,534	10,711

Included in special charges	725	16,516	17,241
Ineffectiveness of natural gas hedge	—	745	745

Included in other (expense) income	—	745	745

Total pretax charge to date	$917	$33,216	$34,133

Fixed Asset and Inventory Write-down

In August 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. In 2010, a charge of $0.6 million was recorded to write down inventory and spare machine parts related to our decorating business. This amount was included in cost of sales on the Consolidated Statements of Operations in the North American Glass segment. Charges of $0.7 million were recorded in 2010 for site cleanup and fixed assets write-down. This amount was included in special charges on the

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statements of Operations in the North American Glass segment. No employee related costs were incurred, as all employees were reassigned into the facility.

The following reflects the balance sheet activity related to the fixed asset and inventory write-down charge for the year ended December 31, 2010:

	Reserve				Reserve
	Balances	Total	Cash	Inventory &	Balances at
	at January 1,	Charge to	(Payments)	Fixed Asset	December 31,
	2010	Earnings	Receipts	Write Downs	2010
	(Dollars in thousands)

Inventory write-down	$—	$578	$—	$(578)	$—
Building site clean-up and fixed asset write-down	—	737	9	(430)	316

Total	$—	$1,315	$9	$(1,008)	$316

The ending balance of $0.3 million for 2010 was included in accrued special charges on the Consolidated Balance Sheets and we expect this to result in cash payments in 2011.

During 2010, we wrote down certain after-processing equipment within our North American Glass segment. The non-cash charge of $2.7 million was included in Cost of Sales on the Consolidated Statements of Operations.

During 2008, we wrote down certain fixed assets within our North American Glass segment that had become idled and no longer were being used in our production process. The non-cash charge of $4.5 million was included in cost of sales on the Consolidated Statements of Operations.

Write-off of Finance Fees

In October 2009, we wrote off $2.7 million of finance fees incurred in connection with the exchange of the Old PIK Notes. These charges were recorded as interest expense on the Consolidated Statements of Operations and are reflected in the North American Glass reporting segment. See note 6 for further discussion.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Summary of Total Special Charges

The following table summarizes the special charges mentioned above and their classifications in the Consolidated Statements of Operations:

	December 31,	December 31,	December 31,
	2010	2009	2008
	(Dollars in thousands)

Cost of sales	$3,262	$1,960	$18,681
Impairment of goodwill	—	—	9,434
Special charges	1,802	1,631	17,000
Other expense (income)	130	232	383
Interest expense	—	2,700	—

Total special charges	$5,194	$6,523	$45,498

8.	Income Taxes

The provisions for income taxes were calculated based on the following components of earnings (loss) before income taxes:

Year Ended December 31,	2010	2009	2008
	(Dollars in thousands)

United States	$46,720	$(25,385)	$(79,496)
Non-U.S.	34,948	(653)	5,347

Total earnings (loss) before tax	$81,668	$(26,038)	$(74,149)

The current and deferred provisions (benefit) for income taxes were:

Year Ended December 31,	2010	2009	2008
	(Dollars in thousands)

Current:
U.S. federal	$(423)	$11,436	$(724)
Non-U.S.	13,459	10,782	2,798
U.S. state and local	212	170	181

Total current income tax provision	13,248	22,388	2,255

Deferred:
U.S. federal	94	(16,053)	1,855
Non-U.S.	(1,854)	(3,570)	2,204
U.S. state and local	94	(15)	—

Total deferred income tax (benefit) provision	(1,666)	(19,638)	4,059

Total:
U.S. federal	(329)	(4,617)	1,131
Non-U.S.	11,605	7,212	5,002
U.S. state and local	306	155	181

Total income tax provision	$11,582	$2,750	$6,314

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The significant components of our deferred income tax assets and liabilities are as follows:

December 31,	2010	2009
	(Dollars in thousands)

Deferred income tax assets:
Pension	$33,007	$38,558
Nonpension postretirement benefits	25,853	24,820
Other accrued liabilities	20,426	16,843
Receivables	1,496	2,201
Cancellation of indebtedness income	—	27,300
Net operating loss carry forwards	15,212	15,969
Tax credits	10,056	10,143

Total deferred income tax assets	106,050	135,834

Deferred income tax liabilities:
Property, plant and equipment	22,432	26,248
Inventories	7,138	8,210
Intangibles and other assets	12,246	12,172

Total deferred income tax liabilities	41,816	46,630

Net deferred income tax asset before valuation allowance	64,234	89,204
Valuation allowance	(72,327)	(98,989)

Net deferred income tax liability	$(8,093)	$(9,785)

The net deferred income tax assets and liabilities at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31,	2010	2009
	(Dollars in thousands)

Current deferred income tax asset (liability)	$283	$(3,559)
Noncurrent deferred income tax liability	(8,376)	(6,226)

Net deferred income tax liability	$(8,093)	$(9,785)

The 2010 deferred income tax asset for net operating loss carry forwards of $15.2 million relates to pre-tax losses incurred in the Netherlands of $12.9 million, in Portugal of $12.5 million, in China of $14.4 million, in U.S. federal of $11.6 million and in U.S. state and local jurisdictions of $77.9 million. Our foreign net operating loss carry forwards of $39.8 million will expire between 2011 and 2019. Our U.S. federal net operating loss carry forward of $11.6 million will expire between 2028 and 2029. The U.S. state and local net operating loss carry forward of $77.9 million will expire between 2017 and 2030. The 2009 deferred income tax asset for net operating loss carry forwards of $16.0 million relates to pre-tax losses incurred in the Netherlands of $21.6 million, in Mexico of $4.3 million, in Portugal of $11.3 million, in China of $14.9 million, in U.S. federal of $5.9 million and in U.S. state and local jurisdictions of $36.2 million.

The Company has a tax holiday in China, which will expire in 2013. The Company recognized no benefit from the tax holiday in 2010, 2009 or 2008.

The 2010 deferred tax credits of $10.1 million consist of $3.1 million U.S. federal tax credits and $7.0 million non-U.S. credits. The U.S. federal tax credits are foreign tax credits associated with undistributed earnings of our Canadian operations, which are not permanently reinvested, general business research and development credits, and alternative minimum tax credits. The non-U.S. credit of $7.0 million, which is related to withholding tax on inter-

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

company debt in the Netherlands, can be carried forward indefinitely. The 2009 deferred tax credits of $10.1 million consist of $3.0 million U.S. federal tax credits and $7.1 million non-U.S. credits.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized on a quarterly basis or whenever events indicate that a review is required. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those temporary differences reverse. As a result, we consider the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset as well as all other positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, whether there was an unusual, infrequent, or extraordinary item to be considered. We intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized. As part of the review in determining the need for a valuation allowance, we assess potential releases of existing valuation allowances. If we continue to generate positive pre-tax income in the U.S., it is possible that the existing valuation allowance, or portions thereof, could be released.

The valuation allowance activity for the years ended December 31 is as follows:

Year Ended December 31,	2010	2009	2008
	(Dollars in thousands)

Beginning balance	$98,989	$87,442	$28,855
(Benefit) charge to provision for income taxes	(22,830)	8,140	37,247
(Benefit) charge to other comprehensive income	(3,832)	3,407	21,340

Ending balance	$72,327	$98,989	$87,442

The valuation allowance decreased $26.7 million in 2010 from $99.0 million at December 31, 2009 to $72.3 million at December 31, 2010. The 2010 valuation allowance of $72.3 million consists of $56.9 million related to U.S. entities and $15.4 million related to non-U.S. entities. The 2010 decrease in valuation allowance was largely driven by a decrease in our U.S. deferred tax asset related to cancellation of indebtedness income attributed to debt restructuring activities in 2009 and the release of a partial valuation allowance for one of our Mexican entities. The valuation allowance increased $11.6 million in 2009 from $87.4 million at December 31, 2008 to $99.0 million at December 31, 2009. The 2009 increase of $11.6 million was attributable to the 2009 change in deferred tax assets.

Reconciliation from the statutory U.S. federal income tax rate of 35.0 percent to the consolidated effective income tax rate was as follows:

Year Ended December 31,	2010	2009	2008

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	(2.8)	9.9	4.7
U.S. state and local income taxes, net of related U.S. federal income taxes	0.3	(0.6)	(0.2)
U.S. federal credits and net operating loss caryforward	0.8	—	1.0
Permanent adjustments	6.9	(14.8)	(2.6)
Non-U.S. federal credits	—	—	4.8
Valuation allowance	(25.4)	(31.3)	(50.3)
Income tax impact pursuant to Crisa acquisition	—	(12.1)	—
Other	(0.6)	3.3	(0.9)

Consolidated effective income tax rate	14.2%	(10.6)%	(8.5)%

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

During 2009, the Company identified an income tax adjustment related to the 2006 Crisa acquisition as reflected in the table above. After review, management believes these items did not have a material impact on the financial statements.

Significant components of our current income tax (liability) asset are as follows:

December 31,	2010	2009
	(Dollars in thousands)

U.S. federal	$564	$3,077
Non-U.S.	(3,519)	(2,486)
U.S. state and local	(166)	(116)

Total current income tax (liability) asset	$(3,121)	$475

There were no incremental undistributed earnings from non-U.S. subsidiaries in 2010 and due in part to a one-time distribution to the United States, there were no accumulated undistributed earnings from non-U.S. subsidiaries as of December 31, 2010. U.S. income taxes and non-U.S. withholding taxes were not provided on a cumulative total of $37.5 million at December 31, 2009 of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest any future undistributed earnings indefinitely into non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, we establish reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FASB ASC 740.

At December 31, 2010, we had $1.1 million of total gross unrecognized tax benefits, of which approximately $1.0 million would impact the effective tax rate, if recognized. At December 31, 2009, we had $1.0 million of total gross unrecognized tax benefits, of which approximately $1.0 million would impact the effective tax rate, if recognized. At December 31, 2008, we had $2.3 million of total gross unrecognized tax benefits, of which approximately $0.9 million would impact the effective tax rate, if recognized. During 2010, we accrued a net $0.1 million of total unrecognized tax benefits due to tax positions related to current and prior years and lapses in statutes of limitations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2010	2009	2008
	(Dollars in thousands)

Beginning balance	$1,029	$2,301	$2,729
Additions based on tax positions related to the current year	48	1,180	29
Additions for tax positions of prior years	—	—	1,567
Reductions for tax positions of prior years	(34)	(229)	(1,020)
Reductions due to lapse of statute of limitations	86	137	(1,004)
Reductions due to settlements with tax authorities	—	(2,360)	—

Ending balance	$1,129	$1,029	$2,301

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recognized a $0.3 million benefit in 2010, a $0.5 million benefit in 2009 and a $0.5 million benefit in 2008 in our Consolidated Statements of Operations from a reduction in interest and penalties for uncertain tax positions. In addition, we had $1.7 million, $2.0 million and $2.5 million accrued for interest and penalties, net of tax benefit, at December 31, 2010, 2009 and 2008, respectively.

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. It is not possible at this point in time, however, to estimate whether there will be a significant change in the Company’s gross unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2010, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years

Canada	2007-2010
China	2007-2010
Mexico	2005-2010
Netherlands	2009-2010
Portugal	2006-2010
United States	2008-2010

9.	Pension

We have pension plans covering certain employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding new hires at Shreveport after 2008 and employees hired at Toledo after September 30, 2010). The non-U.S. pension plans cover the employees of our wholly owned subsidiaries Royal Leerdam and Crisa. The Crisa plan is not funded.

Effect on Operations

The components of our net pension expense, including the SERP, are as follows:

	U.S. Plans			Non-U.S. Plans			Total
Year Ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)

Service cost (benefits earned during the period)	$5,341	$5,050	$5,388	$1,603	$1,354	$1,669	$6,944	$6,404	$7,057
Interest cost on projected benefit obligation	15,896	15,623	15,634	4,557	4,147	4,729	20,453	19,770	20,363
Expected return on plan assets	(16,683)	(17,573)	(17,567)	(2,463)	(2,530)	(3,265)	(19,146)	(20,103)	(20,832)
Amortization of unrecognized:
Prior service cost (credit)	2,328	2,242	2,381	2	(207)	(212)	2,330	2,035	2,169
Actuarial loss	3,621	960	1,308	417	375	293	4,038	1,335	1,601
Transition obligations	—	—	—	122	113	142	122	113	142
Curtailment charge	—	—	1,070	—	—	—	—	—	1,070
Settlement charge	—	3,661	—	47	—	—	47	3,661	—

Pension expense	$10,503	$9,963	$8,214	$4,285	$3,252	$3,356	$14,788	$13,215	$11,570

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Actuarial Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Discount rate	5.50% to 5.76%	5.62% to 5.96%	5.40% to 8.25%	5.50% to 8.50%
Rate of compensation increase	2.25% to 4.50%	2.25% to 4.50%	2.00% to 4.30%	2.00% to 4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.62% to 5.96%	6.41% to 6.48%	6.16% to 6.32%	5.50% to 8.50%	5.70% to 8.50%	5.50% to 8.50%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%	5.75%	6.00%	6.50%
Rate of compensation increase	2.25% to 4.50%	2.63% to 5.25%	3.00% to 6.00%	2.00% to 4.30%	2.00% to 4.30%	2.00% to 4.30%

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

We account for our defined benefit pension plans on an expense basis that reflects actuarial funding methods. The actuarial valuations require significant estimates and assumptions to be made by management, primarily with respect to the discount rate and expected long-term return on plan assets. These assumptions are all susceptible to changes in market conditions. The discount rate is based on a selected settlement portfolio from a universe of high quality bonds. In determining the expected long-term rate of return on plan assets, we consider historical market and portfolio rates of return, asset allocations and expectations of future rates of return. We evaluate these critical assumptions on our annual measurement date of December 31st. Other assumptions involving demographic factors such as retirement age, mortality and turnover are evaluated periodically and are updated to reflect our experience. Actual results in any given year often will differ from actuarial assumptions because of demographic, economic and other factors.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Considering 2010 results, the disclosure below provides a sensitivity analysis of the impact that changes in the significant assumptions would have on 2010 and 2011 pension expense:

		Estimated
	Percentage	Effect on Annual Expense:
Assumption	Point Change	2010	2011
	(Dollars in thousands)

Discount rate	1.0 percent change	$3,200	$4,000
Long-term rate of return on assets	1.0 percent change	$2,400	$2,400

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$278,801	$256,871	$69,201	$60,897	$348,002	$317,768
Service cost	5,341	5,050	1,603	1,354	6,944	6,404
Interest cost	15,896	15,623	4,557	4,147	20,453	19,770
Exchange rate fluctuations	—	—	(1,334)	2,833	(1,334)	2,833
Actuarial loss	4,238	27,910	816	1,239	5,054	29,149
Plan participants’ contributions	—	—	1,281	1,079	1,281	1,079
Settlements	—	(6,445)	—	—	—	(6,445)
Benefits paid	(14,551)	(20,208)	(2,796)	(2,348)	(17,347)	(22,556)

Projected benefit obligation, end of year	$289,725	$278,801	$73,328	$69,201	$363,053	$348,002

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$185,930	$170,354	$49,815	$45,482	$235,745	$215,836
Actual return on plan assets	25,590	26,540	3,667	1,944	29,257	28,484
Exchange rate fluctuations	—	—	(3,764)	820	(3,764)	820
Employer contributions	9,118	9,244	3,679	2,838	12,797	12,082
Plan participants’ contributions	—	—	1,281	1,079	1,281	1,079
Benefits paid	(14,551)	(20,208)	(2,796)	(2,348)	(17,347)	(22,556)

Fair value of plan assets, end of year	$206,087	$185,930	$51,882	$49,815	$257,969	$235,745

Funded ratio	71.1%	66.7%	70.8%	72.0%	71.1%	67.7%

Funded status and net accrued pension benefit cost	$(83,638)	$(92,871)	$(21,446)	$(19,386)	$(105,084)	$(112,257)

The 2010 net accrued pension benefit cost of $105.1 million is represented by a non-current asset in the amount of $12.7 million, a current liability in the amount of $2.3 million and a long-term liability in the amount of $115.5 million on the Consolidated Balance Sheets. The 2009 net accrued pension benefit cost of $112.3 million is represented by a non-current asset in the amount of $9.4 million, a current liability in the amount of $2.0 million and a long-term liability in the amount of $119.7 million on the Consolidated Balance Sheets. The current portion reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2010 and 2009, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Net actuarial loss	$87,357	$95,648	$9,097	$9,215	$96,454	$104,863
Prior service cost	7,736	10,064	2,005	2,151	9,741	12,215
Transition obligation	—	—	384	483	384	483

Total cost	$95,093	$105,712	$11,486	$11,849	$106,579	$117,561

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2010, that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

	U.S. Plans	Non-U.S. Plans	Total
	(Dollars in thousands)

Net actuarial loss	$4,871	$493	$5,364
Prior service cost	2,163	194	2,357
Transition obligation	—	125	125

Total cost	$7,034	$812	$7,846

We contributed $9.1 million to the U.S. pension plans in 2010, compared to $9.2 million in 2009. We contributed $3.7 million in 2010 to the non-U.S. pension plans compared to $2.8 million in 2009. It is difficult to estimate future cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. We currently anticipate making cash contributions of approximately $22.9 million into the U.S. pension plans and approximately $3.8 million into the non-U.S. pension plans in 2011. However, it is possible that greater cash contributions may be required in 2011. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year	U.S. Plans	Non-U.S. Plans	Total
	(Dollars in thousands)

2011	$17,190	$2,932	$20,122
2012	$17,790	$3,000	$20,790
2013	$18,610	$3,241	$21,851
2014	$19,256	$3,699	$22,955
2015	$19,949	$4,479	$24,428
2016-2020	$106,548	$27,775	$134,323

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan asset at December 31, 2010 and 2009 were as follows:

December 31, 2010	U.S. Plans	Non-U.S. Plans	Total
	(Dollars in thousands)

Projected benefit obligation	$289,725	$34,213	$323,938
Accumulated benefit obligation	$285,551	$29,632	$315,183
Fair value of plan assets	$206,087	$—	$206,087

December 31, 2009	U.S. Plans	Non-U.S. Plans	Total
	(Dollars in thousands)

Projected benefit obligation	$278,801	$28,839	$307,640
Accumulated benefit obligation	$274,266	$22,531	$296,797
Fair value of plan assets	$185,930	$—	$185,930

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2010 and 2009 and the target allocation for 2011, by asset category, are as follows.

	Target
	Allocation	Percentage of Plan Assets at Year End
U.S. Plans Asset Category	2011	2010	2009

Equity securities	45%	49%	48%
Debt securities	35%	31%	34%
Real estate	5%	5%	5%
Other	15%	15%	13%

Total	100%	100%	100%

The asset allocation for our Royal Leerdam pension plans at the end of 2010 and 2009 and the target allocation for 2011, by asset category, are as follows.

	Target
	Allocation	Percentage of Plan Assets at Year End
Non-U.S. Plan Asset Category	2011	2010	2009

Equity securities	22%	23%	19%
Debt securities	62%	61%	64%
Real estate	11%	10%	11%
Other	5%	6%	6%

Total	100%	100%	100%

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, our pension plan assets at fair value (see note 15 for further discussion of the fair value hierarchy) as of December 31, 2010 and 2009:

December 31, 2010	Level One	Level Two	Level Three	Total
	(Dollars in thousands)

Cash & cash equivalents	$—	$3,442	$—	$3,442
Real estate	—	11,088	5,385	16,473
Equity securities	—	111,369	—	111,369
Debt securities	—	96,081	—	96,081
Hedge funds	—	—	30,604	30,604

Total	$—	$221,980	$35,989	$257,969

December 31, 2009	Level One	Level Two	Level Three	Total
	(Dollars in thousands)

Cash & cash equivalents	$—	$957	$—	$957
Real estate	—	232	5,401	5,633
Equity securities	—	109,290	—	109,290
Debt securities	—	94,179	—	94,179
Hedge funds	—	—	25,686	25,686

Total	$—	$204,658	$31,087	$235,745

The following is a reconciliation for which Level three inputs were used in determining fair value:

(Dollars in thousands)

Beginning balance of assets classified as Level 3 as of December 31, 2009	$31,087
Change in unrealized appreciation (depreciation)	2,912
Net purchases (sales)	1,990

Ending balance of assets classified as Level 3 as of December 31, 2010	$35,989

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands)

Beginning balance of assets classified as Level 3 as of December 31, 2008	$34,056
Change in unrealized appreciation (depreciation)	3,721
Net purchases (sales)	(6,690)

Ending balance of assets classified as Level 3 as of December 31, 2009	$31,087

10.	Nonpension Postretirement Benefits

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

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

	U.S. Plans			Non-U.S. Plans			Total
Year Ended December 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)

Service cost (benefits earned during the period)	$1,360	$1,333	$1,099	$1	$1	$1	$1,361	$1,334	$1,100
Interest cost on projected benefit obligation	3,617	3,783	2,979	124	112	129	3,741	3,895	3,108
Amortization of unrecognized:
Prior service cost (credit)	290	(418)	2,967	—	—	—	290	(418)	2,967
Loss (gain)	1,028	764	239	(29)	(34)	(33)	999	730	206
Curtailment credit	—	(94)	—	—	—	—	—	(94)	—

Nonpension postretirement benefit expense	$6,295	$5,368	$7,284	$96	$79	$97	$6,391	$5,447	$7,381

Prior service cost for 2008 includes a charge of $3.1 million to write off unrecognized prior service cost related to the announced closure of our Syracuse China manufacturing operation. See note 7 for further discussion.

Actuarial Assumptions

The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Discount rate	5.34%	5.54%	4.86%	5.42%

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.54%	6.36%	6.16%	5.42%	5.89%	5.14%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Initial health care trend	7.50%	8.00%	7.50%	8.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	10	6	10	6

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

Sensitivity to changes in key assumptions is as follows:

•	A 1.0 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•	A 1.0 percent change in the discount rate would change the nonpension postretirement expense by $0.5 million.

Accumulated Postretirement Benefit Obligation

The components of our nonpension postretirement benefit obligation are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$66,792	$59,854	$2,351	$2,027	$69,143	$61,881
Service cost	1,360	1,333	1	1	1,361	1,334
Interest cost	3,617	3,783	124	112	3,741	3,895
Plan participants’ contributions	1,365	1,416	—	—	1,365	1,416
Plan amendments	300	—	—	—	300	—
Actuarial loss	2,068	4,958	101	76	2,169	5,034
Exchange rate fluctuations	—	—	120	333	120	333
Curtailments	—	(7)	—	—	—	(7)
Benefits paid	(5,321)	(4,545)	(124)	(198)	(5,445)	(4,743)

Benefit obligation, end of year	$70,181	$66,792	$2,573	$2,351	$72,754	$69,143

Funded status and accrued benefit cost	$(70,181)	$(66,792)	$(2,573)	$(2,351)	$(72,754)	$(69,143)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The 2010 net accrued postretirement benefit cost of $72.8 million is represented by a current liability in the amount of $5.0 million and a long-term liability in the amount of $67.7 million on the Consolidated Balance Sheets. The 2009 net accrued postretirement benefit cost of $69.1 million is represented by a current liability in the amount of $4.3 million and a long-term liability in the amount of $64.8 million on the Consolidated Balance Sheets.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2010 and 2009, are as follows:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Net actuarial loss (gain)	$20,574	$19,534	$(456)	$(566)	$20,118	$18,968
Prior service cost	2,612	2,602	—	—	2,612	2,602

Total cost (credit)	$23,186	$22,136	$(456)	$(566)	$22,730	$21,570

The pre-tax amounts in accumulated other comprehensive loss of December 31, 2010, that are expected to be recognized as a credit to net periodic benefit cost during 2011 are as follows:

	U.S. Plans	Non U.S. Plans	Total
	(Dollars in thousands)

Net actuarial loss (gain)	$1,160	$(16)	$1,144
Prior service cost	422	—	422

Total cost (credit )	$1,582	$(16)	$1,566

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year	U.S. Plans	Non U.S. Plans	Total
	(Dollars in thousands)

2011	$4,829	$188	$5,017
2012	$5,252	$190	$5,442
2013	$5,719	$192	$5,911
2014	$6,123	$195	$6,318
2015	$6,201	$195	$6,396
2016-2020	$29,630	$927	$30,557

Prior to September 1, 2008, we also provided retiree health care benefits to certain union hourly employees through participation in a multi-employer retiree health care benefit plan. This was an insured, premium-based arrangement. Related to this plan, approximately $0.5 million was charged to expense for the year ended December 31, 2008. During the second quarter of 2008, we amended our U.S. non-pension postretirement plans to cover employees and retirees previously covered under the multi-employer plan. This plan amendment was effective September 1, 2008 and resulted in a charge of $3.4 million to other comprehensive loss during the second quarter of 2008.

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended December 31,	2010	2009	2008
	(Dollars in thousands, except per-share amounts)

Numerator for earnings per share — net income (loss) that is available to common shareholders	$70,086	$(28,788)	$(80,463)

Denominator for basic earnings per share — Weighted-average shares outstanding	17,668,214	15,149,013	14,671,500

Effect of stock options, restricted stock units and performance shares	501,395	—	—
Effect of warrants	1,787,472	—	—

Effect of dilutive securities(1)	2,288,867	—	—

Denominator for diluted earnings per share — Adjusted weighted-average shares and assumed conversions	19,957,081	15,149,013	14,671,500

Basic earnings (loss) per share	$3.97	$(1.90)	$(5.48)

Diluted earnings (loss) per share	$3.51	$(1.90)	$(5.48)

(1)	The effect of employee stock options, warrants, restricted stock units and performance shares, 733,908 shares for the year ended December 31, 2009, were anti-dilutive and thus not included in the earnings per share calculation. The effect of employee stock options, warrants, restricted stock units, performance shares and the employee stock purchase plan, (ESPP), 237,802 shares for the years ended December 31, 2008 were anti-dilutive and thus not included in the earnings per share calculation. These amounts would have been dilutive if not for the net loss.

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

We have one stock-based employee compensation plan. We also had an Employee Stock Purchase Plan (ESPP) under which eligible employees could purchase a limited number of shares of Libbey Inc. common stock at a discount. The ESPP was terminated effective May 31, 2009.

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” and FASB ASC Topic 505-50, “Equity — Equity Based Payment to Non-Employees”, which requires the measurement and recognition of compensation expense for all share-based awards to our employees and directors. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. FASB ASC 718 and FASB ASC 505-50 apply to all of our outstanding unvested share-based payment awards.

Equity Participation Plan Program Description

We have one equity participation plan: the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan which we refer to as the Omnibus Plan. Up to a total of 2,960,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the Omnibus Plan. Under the Omnibus Plan, grants of

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2010, there were grants of 220,007 stock options, 226,667 restricted stock units and 2,800 stock appreciation rights. During 2009, there were grants of 346,021 stock options, 8,717 performance shares, 260,271 restricted stock units and 2,700 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2010, is four years. These instruments do not participate in dividends. All grants of equity-based compensation are amortized over the vesting period in accordance FASB ASC 718 expense attribution methodology. The impact of applying the provisions of FASB ASC 718 is a pre-tax compensation expense of $3.5 million, $2.4 million and $3.5 million in selling, general and administrative expenses in the Consolidated Statements of Operations for 2010, 2009 and 2008, respectively.

Non-Qualified Stock Option and Employee Stock Purchase Plan (ESPP) Information

We had an ESPP under which 950,000 shares of common stock had been reserved for issuance. Eligible employees could purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminated on May 31, 2009. In 2009 and 2008, shares issued under the ESPP totaled 362,011 and 113,247, respectively. Due to termination of the Plan, at December 31, 2010 and December 31, 2009 there were no shares available for issuance under the ESPP. Repurchased common stock was used to fund the ESPP.

A participant could elect to have payroll deductions made during the offering period in an amount not less than 2 percent and not more than 20 percent of the participant’s compensation during the option period. The option period started on the offering date (June 1st) and ended on the exercise date (May 31st). In no event could the option price per share be less than the par value per share ($.01) of common stock. All options and rights to participate in the ESPP were nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP would be assumed or the successor corporation or a parent or subsidiary of such successor corporation would substitute an equivalent option. Compensation expense for 2010, 2009 and 2008 related to the ESPP was $0.0 million, $(0.1) million, and $0.6 million, respectively. The credit in expense for 2009 was attributable to the reversal of expense related to the employees who elected to cancel their participation in the plan prior to the plan’s May 31, 2009 termination.

Stock option compensation expense of $1.0 million, $1.0 million, and $1.1 million is included in the Consolidated Statements of Operations for 2010, 2009 and 2008, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were 220,007 stock option grants made during 2010. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during 2010 is $8.33. There were 346,021 and 147,976 stock option grants made during 2009 and 2008, respectively. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

granted during 2009 and 2008 was $0.74 and $7.34, respectively. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions:

	2010	2009	2008

Stock option grants:
Risk-free interest	2.86%	2.78%	3.30%
Expected term	6.3 years	6.3 years	6.3 years
Expected volatility	87.21%	74.00%	48.20%
Dividend yield	0.00%	0.00%	0.65%
Employee Stock Purchase Plan:
Risk-free interest	Not Applicable	Not Applicable	2.18%
Expected term	Not Applicable	Not Applicable	12 months
Expected volatility	Not Applicable	Not Applicable	57.30%
Dividend yield	Not Applicable	Not Applicable	0.89%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•	The expected term represents the period of time the options are expected to be outstanding. Additionally, we use historical data to estimate option exercises and employee forfeitures. The Company uses the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•	The expected volatility was developed based on historic stock prices commensurate with the expected term of the option. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Information with respect to our stock option activity for 2010, 2009, and 2008 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise Price per	Contractual Life	Intrinsic
Options	Shares	Share	(In Years)	Value
	(Dollars in thousands, except shares and per-share amounts)

Outstanding balance at January 1, 2008	1,520,296	$24.67	5	$1,181
Granted	147,976	15.08
Exercised	—	—
Canceled	(194,295)	34.98

Outstanding balance at December 31, 2008	1,473,977	22.37	5	$—
Granted	346,021	1.09
Exercised	—	—
Canceled	(175,831)	29.05

Outstanding balance at December 31, 2009	1,644,167	17.18	6	$2,258
Granted	220,007	11.10
Exercised	(9,279)	14.50		$84
Canceled	(139,961)	28.05

Outstanding balance at December 31, 2010	1,714,934	$15.58	6	$6,710

Exercisable at December 31, 2010	1,164,814	$19.48		$2,213

Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. FASB ASC Topic 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows. There were 9,279 stock options exercised in 2010 and there were no stock options exercised during 2009 or 2008.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $15.47 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2010, 1,164,814 outstanding options were exercisable, and the weighted average exercise price was $19.48. As of December 31, 2009, 1,070,798 outstanding options were exercisable, and the weighted average exercise price was $22.48. As of December 31, 2008, 1,076,152 outstanding options were exercisable, and the weighted average exercise price was $25.16.

As of December 31, 2010, $1.3 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next four years on a weighted-average basis. The total fair value of shares vested during 2010 is $1.2 million. Shares issued for exercised options are issued from treasury stock and newly issued stock.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our nonvested stock option activity for 2010, 2009 and 2008:

		Weighted-Average
	Shares	Value (per Share)

Nonvested at January 1, 2008	337,010	$6.67
Granted	147,976	$7.34
Vested	(87,536)	$5.54
Canceled	—	$—

Nonvested at December 31, 2008	397,450	$7.17
Granted	346,021	$0.74
Vested	(159,221)	$5.70
Canceled	(10,881)	$5.13

Nonvested at December 31, 2009	573,369	$3.74
Granted	220,007	$8.33
Vested	(221,065)	$5.57
Canceled	(22,191)	$4.26

Nonvested at December 31, 2010	550,120	$4.81

Performance Share Information

Performance share compensation expense of $0.5 million, $0.5 million and $0.2 million for 2010, 2009 and 2008, respectively, is included in our Consolidated Statements of Operations.

Under the Omnibus Plan, we grant select executives and key employees performance shares. The number of performance shares granted to an executive is determined by dividing the value to be transferred to the executive, expressed in U.S. dollars and determined as a percentage of the executive’s long-term incentive target (which in turn is a percentage of the executive’s base salary on January 1 of the year in which the performance shares are granted), by the average closing price of Libbey Inc. common stock over a period of 60 consecutive trading days ending on the date of the grant. There were no performance shares granted in 2010, but participants earned performance shares that were granted in 2008 with respect to a 3-year performance cycle that began on January 1, 2008. Beginning in 2009, awards under this portion of the Incentive Plan were changed to cash awards.

The performance shares that are earned are settled by issuance to the executive of one share of Libbey Inc. common stock for each performance share earned. Performance shares are earned only if and to the extent we achieve certain company-wide performance goals over performance cycles of between 1 and 3 years.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity for performance shares under the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan for 2010, 2009 and 2008 is presented below:

Performance Shares	Shares

Outstanding balance at January 1, 2008	113,598
Granted	80,368
Issued	(14,626)
Canceled	—

Outstanding balance at December 31, 2008	179,340
Granted	8,717
Issued	(13,896)
Canceled	(2,300)

Outstanding balance at December 31, 2009	171,861
Granted	—
Issued	(48,035)
Canceled	—

Outstanding balance at December 31, 2010	123,826

Of this amount, 58,365 performance shares were earned as of December 31, 2010, and as a result, 58,365 shares of Libbey Inc. common stock were issued in February 2011 to the executives in settlement of these performance shares.

The weighted-average grant-date fair value of the performance shares granted during 2009 and 2008 was $1.41 and $15.35 per share, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to nonvested performance shares granted. Shares issued for performance share awards are issued from treasury stock and newly issued stock.

Stock and Restricted Stock Unit Information

Compensation expense of $2.0 million, $1.0 million, and $1.6 million for 2010, 2009 and 2008, respectively, is included in our Consolidated Statements of Operations to reflect grants of restricted stock units and of stock.

Under the Omnibus Plan, we grant non-employee members of our Board of Directors restricted stock units or shares of unrestricted stock. The restricted stock units or shares granted to Directors are immediately vested and all compensation expense is recognized in our Consolidated Statements of Operations in the year the grants are made. In addition, we grant restricted stock units to select executives, and we grant shares of restricted stock to key employees. The restricted stock units granted to select executives vest over four years. The restricted stock units granted to key employees generally vest on the first anniversary of the grant date.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity for restricted stock units under the Omnibus Plan for 2010 and 2009 is presented below:

Restricted Stock Units	Shares

Outstanding balance at January 1, 2008	170,158
Granted	100,725
Awarded	(67,972)
Canceled	(300)

Outstanding balance at December 31, 2008	202,611
Granted	260,271
Awarded	(170,154)
Canceled	—

Outstanding balance at December 31, 2009	292,728
Granted	226,667
Awarded	(111,480)
Canceled	(3,500)

Outstanding balance at December 31, 2010	404,415

The weighted-average grant-date fair value of the restricted stock units granted during 2010, 2009 and 2008 was $13.85, $1.26 and $14.63 respectively. As of December 31, 2010, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a period of 4 years. Shares issued for restricted stock unit awards are issued from treasury stock or newly issued shares.

Employee 401(k) Plan Retirement Fund and Non-Qualified Deferred Executive Compensation Plans

We sponsor the Libbey Inc. salary and hourly 401(k) plans (the Plan) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary on a pre-tax basis, up to the annual IRS limits. We match 100 percent on the first 1 percent and match 50 percent on the next five percent of pretax contributions to a maximum of 3.5 percent of compensation. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. Therefore, the maximum matching contribution that we may allocate to each participant’s account did not exceed $8,575 for the Salary Plan or $7,350 for the Hourly Plan for the 2010 calendar year due to the $245,000 annual limit on eligible earnings imposed by the Internal Revenue Code. The company suspended matching contributions under the Plans for salaried and non-union employees effective March 16, 2009, and they were reinstated December 1, 2009. Starting in 2003, we used treasury stock for the company match contributions to the Plans; however, we discontinued that practice beginning January 1, 2007 with respect to salaried positions and beginning January 1, 2008 with respect to hourly positions. All matching contributions are now made in cash and vest immediately.

Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50 percent of their eligible compensation or the limit of $5,000 set forth in the Internal Revenue Code for the 2010 calendar year. The catch-up contributions are not eligible for matching contributions.

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

At the end of 2008, the non-qualified Executive Savings Plan (ESP) was frozen. The ESP was for those employees whose salary exceeded the IRS limit. Libbey matched employee contributions under the ESP in the same manner as we provided matching contributions under our 401(k) Salary Plan.

Our matching contributions to all Plans totaled $2.4 million, $1.3 million and $2.6 million in 2010, 2009, and 2008, respectively.

13.	Derivatives

We utilize derivative financial instruments to manage our interest rate exposure associated with our long-term debt, to hedge commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts originally designated to hedge expected purchases at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging”.

Fair Values

The following table provides the fair values our derivative financial instruments for the periods presented:

	Asset Derivatives:
	December 31, 2010		December 31, 2009
Derivatives Designated as	Balance		Balance
Hedging Instruments	Sheet	Fair	Sheet	Fair
Under FASB ASC 815:	Location:	Value	Location:	Value
	(Dollars in thousands)

Interest rate contracts	Other assets	$2,536		$—
Natural gas contracts	Other assets	53		—

Total designated		$2,589		$—

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

	Liability Derivatives:
	December 31, 2010		December 31, 2009
Derivatives Designated as	Balance		Balance
Hedging Instruments	Sheet	Fair	Sheet	Fair
Under FASB ASC 815:	Location	Value	Location	Value
	(Dollars in thousands)

Natural gas contracts	Derivative liability	$3,117	Derivative liability	3,129
Natural gas contracts	Other long-term liabilities	—	Other long-term liabilities	1,982

Total designated		3,117		5,111
Derivatives undesignated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability	124	Derivative liability	217
Currency contracts	Derivative liability	151	Derivative liability	—
Natural gas contracts	Other long-term liabilities	—	Other long-term liabilities	79

Total undesignated		275		296

Total		$3,392		$5,407

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

Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other (expense) income on the Consolidated Statements of Operations along with the offsetting loss or gain on the related interest rate swap.

	Amount of Gain (Loss)
Year Ended December 31,	Recognized in Other (Expense) Income
Derivative:	2010	2009	2008
	(Dollars in thousands)

Interest rate swap	$2,536	$—	$—
Related long-term debt	(3,266)	—	—

Net impact on other (expense) income	$(730)	$—	$—

Commodity Futures Contracts and Interest Rate Swaps Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

occurring due to the closure of our Syracuse China facility in April 2009. Under FASB ASC 815 “Derivatives and Hedging”, when the forecasted transactions of a hedging relationship becomes not probable of occurring, the gains or losses that have been classified in OCI in prior periods for those contracts effected should be reclassified into earnings. We recognized $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, in other (expense) income on the Consolidated Statements of Operations relating to these contracts. As of December 31, 2010, we had commodity contracts for 3,090,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2009, we had commodity contracts for 3,610,000 million BTUs of natural gas.

Most of our natural gas derivatives qualify and are designated as cash flow hedges (except certain contracts originally designated to expected purchases at Syracuse China) at December 31, 2010. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in effective portion of the fair value of these hedges are recorded in other comprehensive income (loss) (OCI). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Consolidated Statements of Operations. We paid additional cash of $11.8 million, $18.3 million and $2.4 million in the years ended December 31, 2010, 2009 and 2008, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $3.2 million of expense in our Consolidated Statements of Operations.

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

As fixed interest payments were made pursuant to the Interest Rate Protection Agreements, they were classified together with the related receipt of variable interest, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated other comprehensive income (loss) related to the interest rate agreements. We paid additional cash interest of $6.8 million and $2.7 million in the years ended December 31, 2009 and 2008, respectively, due to the difference between the contractual fixed interest rates in our Interest Rate Protection Agreements and the variable interest rates associated with our long-term debt.

	Amount of Derivative Gain/(Loss)
	Recognized in OCI (Effective Portion)
Year Ended December 31,	2010	2009	2008
	(Dollars in thousands)

Derivatives in Cash Flow Hedging relationships:
Interest rate contracts	$—	$6,322	$(790)
Natural gas contracts	(8,539)	(8,976)	(15,447)

Total	$(8,539)	$(2,654)	$(16,237)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

		Gain/(Loss) Reclassified from
		Accumulated Other
		Comprehensive Loss to
		Consolidated Statements of
Year Ended December 31,		Operations (Effective Portion)
Derivative:	Location:	2010	2009	2008
		(Dollars in thousands)

Natural gas contracts	Cost of sales	$(11,139)	$(18,269)	$(2,431)

Total impact on net income (loss)		$(11,139)	$(18,269)	$(2,431)

The following table provides the impact on the Consolidated Statements of Operations from derivatives no longer designated as cash flow hedges, primarily related to the closure of our Syracuse China facility:

		Gain (Loss) Recognized in Income (Ineffective Portion
Year Ended December 31,		and Amount Excluded from Effectiveness Testing)
Derivative:	Location:	2010	2009	2008
		(Dollars in thousands)

Natural gas contracts	Other (expense) income	$(126)	$(155)	$(461)

Total		$(126)	$(155)	$(461)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. During 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of December 31, 2010, we had contracts for $18.7 million Canadian dollars.

Gains and losses for derivatives which were not designated as hedging instruments are recorded in current earnings as follows:

Year Ended December 31,
Derivative:	Location:	2010	2009	2008
		(Dollars in thousands)

Currency contracts	Other (expense) income	$(150)	$—	$(359)

Total		$(150)	$—	$(359)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparty is rated AA- for the Interest Rate Agreement and BBB+ or better for counterparties to the other derivative agreements as of December 31, 2010, by Standard and Poor’s.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Comprehensive Income (Loss)

Total comprehensive income (loss) (net of tax) includes:

Year Ended December 31,	2010	2009	2008
	(Dollars in thousands)

Net income (loss)	$70,086	$(28,788)	$(80,463)
Effect of derivatives, net of tax (below)	3,049	12,440	(10,300)
Minimum pension and non-pension retirement liability and intangible pension asset, net of tax (shown below)	9,722	(13,479)	(58,607)
Effect of exchange rate fluctuation	(7,993)	1,101	(4,402)

Total comprehensive income (loss)	$74,864	$(28,726)	$(153,772)

Accumulated other comprehensive loss (net of tax) includes:

			Minimum Pension
	Effect of		and Non-Pension	Total
	Exchange		Retirement Liability	Accumulated
	Rate	Cash Flow	and Intangible	Comprehensive
	Fluctuation	Derivatives	Pension Asset	Loss
		(Dollars in thousands)

Balance on December 31, 2007	$8,633	$(6,310)	$(44,800)	$(42,477)
2008 change	(4,402)	(13,690)	(55,938)	(74,030)
Translation effect	—	—	(2,387)	(2,387)
Tax effect	—	3,390	(282)	3,108

Balance on December 31, 2008	4,231	(16,610)	(103,407)	(115,786)
2009 change	1,101	15,613	(12,904)	3,810
Translation effect	—	—	(348)	(348)
Tax effect	—	(3,173)	(227)	(3,400)

Balance on December 31, 2009	5,332	(4,170)	(116,886)	(115,724)
2010 change	(7,993)	2,600	11,453	6,060
Translation effect	—	—	(1,630)	(1,630)
Tax effect	—	449	(101)	348

Balance on December 31, 2010	$(2,661)	$(1,121)	$(107,164)	$(110,946)

15.	Fair Value

We adopted the rules for Fair Value Accounting as of January 1, 2008, but we had not applied them to non-recurring, nonfinancial assets and liabilities. We adopted Fair Value Accounting rules for nonrecurring, nonfinancial assets and liabilities as of January 1, 2009. The adoption of these rules had no impact on our fair value measurements.

FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value Asset (Liability) at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Commodity futures natural gas contracts	$—	$(3,188)	$—	$(3,188)
Currency contracts	—	(151)	—	(151)
Interest rate agreement	—	2,536	—	2,536

Net derivative liability	$—	$(803)	$—	$(803)

	Fair Value Asset (Liability) at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Commodity futures natural gas contracts	$—	$(5,407)	$—	$(5,407)

Total derivative liability	$—	$(5,407)	$—	$(5,407)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Consolidated Balance Sheets with $2.6 million in other assets and $3.4 million in derivative liability as of December 31, 2010. As of December 31, 2009, $3.3 million was recorded in derivative liability and $2.1 million in other long-term liabilities on the Consolidated Balance Sheets.

The commodity futures natural gas contracts, interest rate protection agreements and currency contracts are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

16.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $18.4 million, $17.9 million and $18.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum rentals under operating leases are as follows:

					2016 and
2011	2012	2013	2014	2015	Thereafter

$16,687	$13,971	$12,425	$10,828	$8,345	$45,754

17.	Segments

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

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

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

December 31,	2010		2009	2008
	(Dollars in thousands)

Net sales:
North American Glass	$562,653		$522,575	$554,128
North American Other	85,996		87,041	111,029
International	162,685		145,023	153,532
Eliminations	(11,540)		(6,004)	(8,482)

Consolidated	$799,794		$748,635	$810,207

EBIT:
North American Glass	$109,069		$33,727	$25,495
North American Other	13,916		9,802	(17,696)
International	3,854		(2,862)	(12,228)

Consolidated	$126,839		$40,667	$(4,429)

Special items — (income) expense (excluding write-off of financing fees in 2009) (see notes 6 and 7):
North American Glass	$(54,151	)(1)	$3,204	$5,356
North American Other	1,155		3,809	28,252
International	—		—	11,890

Consolidated	$(52,996)		$7,013	$45,498

Depreciation & amortization:
North American Glass	$24,277		$24,806	$26,004
North American Other	743		2,052	3,123
International	16,095		16,308	15,303

Consolidated	$41,115		$43,166	$44,430

Capital expenditures:
North American Glass	$18,075		$10,317	$21,170
North American Other	238		339	611
International	9,934		6,349	23,936

Consolidated	$28,247		$17,005	$45,717

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

December 31,	2010	2009	2008
	(Dollars in thousands)

Total assets:
North American Glass	$792,231	$853,412	$837,256
North American Other	62,145	53,029	54,089
International	342,573	436,594	429,749
Eliminations	(377,978)	(551,521)	(502,687)

Consolidated	$818,971	$791,514	$818,407

Reconciliation of EBIT to net income (loss):
Segment EBIT	$126,839	$40,667	$(4,429)
Interest expense	(45,171)	(66,705)	(69,720)
Income taxes	(11,582)	(2,750)	(6,314)

Net income (loss)	$70,086	$(28,788)	$(80,463)

(1)	Includes a $58.3 million gain on redemption of debt and $1.0 million of expenses from the secondary stock offering as discussed in note 6, $1.3 million of restructuring charges primarily related to the write-down of decorating assets at our Shreveport Louisiana facility, $2.7 million related to the write-down of certain after-processing equipment and $0.9 million from an insurance recovery.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Net sales to customers and long-lived assets located in the U.S., Mexico, and Other regions for 2010, 2009 and 2008 are presented below. Intercompany sales to affiliates represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

	United States	Mexico	All Other	Eliminations	Consolidated
	(Dollars in thousands)

2010
Net sales:
Customers	$444,534	$121,282	$233,978		$799,794
Intercompany	55,432	10,846	16,085	$(82,363)	—

Total net sales	$499,966	$132,128	$250,063	$(82,363)	$799,794

Long-lived assets	$118,363	$197,604	$123,770	$—	$439,737

2009
Net sales:
Customers	$435,500	$104,254	$208,881		$748,635
Intercompany	42,832	6,958	7,927	$(57,717)	—

Total net sales	$478,332	$111,212	$216,808	$(57,717)	$748,635

Long-lived assets	$126,371	$195,648	$136,314	$—	$458,333

2008
Net sales:
Customers	$451,794	$131,383	$227,030		$810,207
Intercompany	50,825	9,402	3,555	$(63,782)	—

Total net sales	$502,619	$140,785	$230,585	$(63,782)	$810,207

Long-lived assets	$136,934	$199,583	$145,066	$—	$481,583

18.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Notes and the PIK Notes. The obligations of Libbey Glass under the Senior Notes and the PIK Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc. as described below. All are related parties that are included in the Consolidated Financial Statements for the year ended December 31, 2010, 2009 and 2008.

At December 31, 2010, December 31, 2009 and December 31, 2008, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc. and LGAC LLC (collectively, the “Subsidiary Guarantors”). The following tables contain condensed consolidating financial statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2010	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$400,565	$85,996	$380,912	$(67,679)	$799,794
Freight billed to customers	—	622	883	285	—	1,790

Total revenues	—	401,187	86,879	381,197	(67,679)	801,584
Cost of sales	—	329,865	62,827	308,558	(67,679)	633,571

Gross profit	—	71,322	24,052	72,639	—	168,013
Selling, general and administrative expenses	—	55,245	9,077	33,068	—	97,390
Special charges	—	765	1,037	—	—	1,802

Income (loss) from operations	—	15,312	13,938	39,571	—	68,821
Other income (expense)	—	57,315	(133)	836	—	58,018

Earnings (loss) before interest and income taxes	—	72,627	13,805	40,407	—	126,839
Interest expense	—	39,717	(5)	5,459	—	45,171

Earnings (loss) before income taxes	—	32,910	13,810	34,948	—	81,668
Provision (benefit) for income taxes	—	(4,057)	4,034	11,605	—	11,582

Net income (loss)	—	36,967	9,776	23,343	—	70,086
Equity in net income (loss) of subsidiaries	70,086	33,119	—	—	(103,205)	—

Net income (loss)	$70,086	$70,086	$9,776	$23,343	$(103,205)	$70,086

The following represents the total special items (income) expense included in the above Statement of Operations (see notes 6 and 7):

Special items included in:
Cost of sales	$—	$2,329	$(12)	$—	$—	$2,317
Selling, general and administrative expenses	—	1,047	—	—	—	1,047
Special charges	—	765	1,037	—	—	1,802
Other (income) expense	—	(58,292)	130	—	—	(58,162)

Total pretax special items	$—	$(54,151)	$1,155	$—	$—	$(52,996)

Special items net of tax	$—	$(54,151)	$1,155	$—	$—	$(52,996)

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2009	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$385,467	$87,041	$325,175	$(49,048)	$748,635
Freight billed to customers	—	601	839	165	—	1,605

Total revenues	—	386,068	87,880	325,340	(49,048)	750,240
Cost of sales	—	310,031	68,505	287,607	(49,048)	617,095

Gross profit	—	76,037	19,375	37,733	—	133,145
Selling, general and administrative expenses	—	53,906	7,954	33,040	—	94,900
Special charges	—	14	1,617	—	—	1,631

Income (loss) from operations	—	22,117	9,804	4,693	—	36,614
Other income (expense)	—	3,533	(138)	658	—	4,053

Earnings (loss) before interest and income taxes	—	25,650	9,666	5,351	—	40,667
Interest expense	—	60,798	1	5,906	—	66,705

Earnings (loss) before income taxes	—	(35,148)	9,665	(555)	—	(26,038)
Provision (benefit) for income taxes	—	(7,275)	1,666	8,359	—	2,750

Net income (loss)	—	(27,873)	7,999	(8,914)	—	(28,788)
Equity in net income (loss) of subsidiaries	(28,788)	(915)	—	—	29,703	—

Net income (loss)	$(28,788)	$(28,788)	$7,999	$(8,914)	$29,703	$(28,788)

The following represents the total special items included in the above Statement of Operations (see notes 6, 7 and 9):

Special items included in:
Cost of sales	$—	$—	$1,960	$—	$—	$1,960
Selling, general and administrative expenses	—	3,190	—	—	—	3,190
Special charges	—	14	1,617	—	—	1,631
Other income (expense)	—	—	(232)	—	—	(232)
Interest expense	—	2,700	—	—	—	2,700

Total pretax special charges	$—	$5,904	$3,809	$—	$—	$9,713

Special charges net of tax	$—	$5,904	$3,809	$—	$—	$9,713

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Operations

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2008	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net sales	$—	$392,738	$111,029	$363,625	$(57,185)	$810,207
Freight billed to customers	—	743	1,220	459	—	2,422

Total revenues	—	393,481	112,249	364,084	(57,185)	812,629
Cost of sales	—	345,669	104,683	310,125	(57,185)	703,292

Gross profit	—	47,812	7,566	53,959	—	109,337
Selling, general and administrative expenses	—	44,269	11,265	32,917	—	88,451
Special charges	—	683	13,861	11,890	—	26,434

Income (loss) from operations	—	2,860	(17,560)	9,152	—	(5,548)
Other income (expense)	—	(2,332)	(504)	3,955	—	1,119

Earnings (loss) before interest and income taxes	—	528	(18,064)	13,107	—	(4,429)
Interest expense	—	62,730	1	6,989	—	69,720

Earnings (loss) before income taxes	—	(62,202)	(18,065)	6,118	—	(74,149)
Provision (benefit) for income taxes	—	(7,380)	9,284	4,410	—	6,314

Net income (loss)	—	(54,822)	(27,349)	1,708	—	(80,463)
Equity in net income (loss) of subsidiaries	(80,463)	(25,641)	—	—	106,104	—

Net income (loss)	$(80,463)	$(80,463)	$(27,349)	$1,708	$106,104	$(80,463)

The following represents the total special items included in the above Statement of Operations (see note 7):

Special items included in:
Cost of sales	$—	$3,795	$14,007	$879	$—	$18,681
Special charges	—	683	13,861	11,890	—	26,434
Interest expense	—	—	(383)	—	—	(383)

Total pretax special charges	$—	$4,478	$28,251	$12,769	$—	$45,498

Special charges net of tax	$—	$4,478	$28,251	$12,523	$—	$45,252

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Balance Sheet

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2010	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash and equivalents	$—	$58,277	$293	$17,688	$—	$76,258
Accounts receivable — net	—	37,099	5,360	49,642	—	92,101
Inventories — net	—	52,398	19,902	75,846	—	148,146
Other current assets	—	(2,634)	10,960	10,518	(12,407)	6,437

Total current assets	—	145,140	36,515	153,694	(12,407)	322,942
Other non-current assets	—	8,344	2,779	41,169	(19,134)	33,158
Investments in and advances to subsidiaries	11,266	360,784	189,171	(32,151)	(529,070)	—
Goodwill and purchased intangible assets — net	—	26,833	15,761	149,880	—	192,474

Total other assets	11,266	395,961	207,711	158,898	(548,204)	225,632
Property, plant and equipment — net	—	72,892	4,862	192,643	—	270,397

Total assets	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Accounts payable	$—	$13,514	$2,926	$42,655	$—	$59,095
Accrued and other current liabilities	—	48,092	27,811	34,430	(12,407)	97,926
Notes payable and long-term debt due within one year	—	227	—	2,915	—	3,142

Total current liabilities	—	61,833	30,737	80,000	(12,407)	160,163
Long-term debt	—	398,039	—	45,944	—	443,983
Other long-term liabilities	—	131,100	21,964	69,629	(19,134)	203,559

Total liabilities	—	590,972	52,701	195,573	(31,541)	807,705
Total shareholders’ equity	11,266	23,021	196,387	309,662	(529,070)	11,266

Total liabilities and shareholders’ equity	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Balance Sheet

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
December 31, 2009	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash and equivalents	$—	$37,386	$419	$17,284	$—	$55,089
Accounts receivable — net	—	36,173	5,125	41,126	—	82,424
Inventories — net	—	48,493	18,024	77,498	—	144,015
Other current assets	—	13,840	946	9,083	(15,385)	8,484

Total current assets	—	135,892	24,514	144,991	(15,385)	290,012
Other non-current assets	—	(4,912)	3,535	38,819	(19,134)	18,308
Investments in and advances to subsidiaries	(66,907)	403,403	276,755	140,289	(753,540)	—
Goodwill and purchased intangible assets — net	—	26,833	15,771	150,577	—	193,181

Total other assets	(66,907)	425,324	296,061	329,685	(772,674)	211,489
Property, plant and equipment — net	—	79,773	5,990	204,250	—	290,013

Total assets	$(66,907)	$640,989	$326,565	$678,926	$(788,059)	$791,514

Accounts payable	$—	$13,503	$3,289	$38,747	$—	$55,539
Accrued and other current liabilities	—	48,440	9,375	35,064	(8,848)	84,031
Notes payable and long-term debt due within one year	—	215	—	10,300	—	10,515

Total current liabilities	—	62,158	12,664	84,111	(8,848)	150,085
Long-term debt	—	456,152	—	48,572	—	504,724
Other long-term liabilities	—	151,754	15,618	61,911	(25,671)	203,612

Total liabilities	—	670,064	28,282	194,594	(34,519)	858,421
Total shareholders’ equity	(66,907)	(29,075)	298,283	484,332	(753,540)	(66,907)

Total liabilities and shareholders’ equity	$(66,907)	$640,989	$326,565	$678,926	$(788,059)	$791,514

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2010	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$70,086	$70,086	$9,776	$23,343	$(103,205)	$70,086
Depreciation and amortization	—	14,512	743	25,860	—	41,115
Other operating activities	(70,086)	(67,690)	(10,407)	(18,524)	103,205	(63,502)

Net cash provided by (used in) operating activities	—	16,908	112	30,679	—	47,699
Additions to property, plant & equipment	—	(8,515)	(238)	(19,494)	—	(28,247)
Other investing activities	—	(8,415)	—	—	—	(8,415)

Net cash provided by (used in) investing activities	—	(16,930)	(238)	(19,494)	—	(36,662)
Net borrowings	—	35,112	—	(10,210)	—	24,902
Other financing activities	—	(14,199)	—	—	—	(14,199)

Net cash provided by (used in) financing activities	—	20,913	—	(10,210)	—	10,703
Exchange effect on cash	—	—	—	(571)	—	(571)

Increase (decrease) in cash	—	20,891	(126)	404	—	21,169
Cash at beginning of period	—	37,386	419	17,284	—	55,089

Cash at end of period	$—	$58,277	$293	$17,688	$—	$76,258

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2009	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$(28,788)	$(28,788)	$7,999	$(8,914)	$29,703	$(28,788)
Depreciation and amortization	—	14,678	2,052	26,436	—	43,166
Other operating activities	28,788	55,517	(9,711)	42,879	(29,703)	87,770

Net cash provided by (used in) operating activities	—	41,407	340	60,401	—	102,148
Additions to property, plant & equipment	—	(6,189)	(339)	(10,477)	—	(17,005)
Other investing activities	—	60	5	200	—	265

Net cash provided by (used in) investing activities	—	(6,129)	(334)	(10,277)	—	(16,740)
Net borrowings (repayments)	—	(174)	—	(39,220)	—	(39,394)
Other financing activities	—	(4,171)	—	—	—	(4,171)

Net cash provided by (used in) financing activities	—	(4,345)	—	(39,220)	—	(43,565)
Exchange effect on cash	—	—	—	(58)	—	(58)

Increase (decrease) in cash	—	30,933	6	10,846	—	41,785
Cash at beginning of period	—	6,453	413	6,438	—	13,304

Cash at end of period	$—	$37,386	$419	$17,284	$—	$55,089

LIBBEY INC.

Notes to Consolidated Financial Statements — (Continued)

Libbey Inc.

Condensed Consolidating Statement of Cash Flows

	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
Year Ended December 31, 2008	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Net income (loss)	$(80,463)	$(80,463)	$(27,349)	$1,708	$106,104	$(80,463)
Depreciation and amortization	—	14,904	3,123	26,403	—	44,430
Other operating activities	80,463	65,694	24,718	(29,778)	(106,104)	34,993

Net cash provided by (used in) operating activities	—	135	492	(1,667)	—	(1,040)
Additions to property, plant & equipment	—	(13,003)	(611)	(32,103)	—	(45,717)
Other investing activities	—	117	—	—	—	117

Net cash (used in) investing activities	—	(12,886)	(611)	(32,103)	—	(45,600)
Net borrowings	—	(164)	—	27,458	—	27,294
Other financing activities	—	(1,466)	—	—	—	(1,466)

Net cash provided by (used in) financing activities	—	(1,630)	—	27,458	—	25,828
Exchange effect on cash	—	—	—	(2,423)	—	(2,423)

Increase (decrease) in cash	—	(14,381)	(119)	(8,735)	—	(23,235)
Cash at beginning of period	—	20,834	532	15,173	—	36,539

Cash at end of period	$—	$6,453	$413	$6,438	$—	$13,304

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2010 and 2009:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Net sales	$173,904	$157,853	$203,036	$195,826	$200,007	$186,878	$222,847	$208,078
Gross profit	$33,877	$10,716	$48,031	$34,283	$41,685	$42,960	$44,420	$45,186
Gross profit margin	19.5%	6.8%	23.7%	17.5%	20.8%	23.0%	19.9%	21.7%
Selling, general & administrative expenses	$22,824	$22,374	$24,719	$22,514	$25,335	$24,811	$24,512	$25,201
Special charges	$232	$396	$156	$278	$700	$300	$714	$657
Income (loss) from operations (IFO)	$10,821	$(12,054)	$23,156	$11,491	$15,650	$17,849	$19,194	$19,328
IFO margin	6.2%	(7.6)%	11.4%	5.9%	7.8%	9.6%	8.6%	9.3%
Earnings (loss) before interest and income taxes (EBIT)	$66,850	$(12,091)	$24,812	$14,249	$15,673	$20,552	$19,504	$17,957
EBIT margin	38.4%	(7.7)%	12.2%	7.3%	7.8%	11.0%	8.8%	8.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$77,236	$(363)	$35,380	$24,767	$25,713	$31,181	$29,625	$28,248
EBITDA margin	44.4%	(0.2)%	17.4%	12.6%	12.9%	16.7%	13.3%	13.6%
Net income (loss)	$55,410	$(27,893)	$9,567	$2,664	$2,346	$3,533	$2,763	$(7,092)
Net income margin	31.9%	(17.7)%	4.7%	1.4%	1.2%	1.9%	1.2%	(3.4)%
Diluted earnings (loss) per share	$2.76	$(1.89)	$0.47	$0.18	$0.12	$0.23	$0.13	$(0.45)
Accounts receivable — net	$87,506	$74,555	$92,782	$91,252	$110,574	$91,119	$92,101	$82,424
DSO	41.8	34.9	43.9	44.3	51.4	45.7	42.0	40.2
Inventories — net	$152,503	$169,426	$153,187	$145,798	$159,374	$153,523	$148,146	$144,015
DIO	72.8	79.2	72.4	70.8	74.1	77.1	67.6	70.2
Accounts payable	$49,550	$46,906	$52,427	$49,307	$55,496	$46,020	$59,095	$55,539
DPO	23.7	21.9	24.8	23.9	25.8	23.1	27.0	27.1
Working capital	$190,459	$197,075	$193,542	$187,743	$214,452	$198,622	$181,152	$170,900
DWC	90.9	92.2	91.5	91.2	99.7	99.7	82.6	83.3
Percent of net sales	24.9%	25.2%	25.1%	25.0%	27.3%	27.3%	22.6%	22.8%
Net cash provided by (used in) operating activities	$(46,165)	$14,384	$38,112	$24,706	$(2,780)	$26,639	$58,532	$36,419
Free Cash Flow	$(50,313)	$9,511	$30,881	$20,117	$(10,523)	$24,074	$49,407	$31,706
Total borrowings — net	$452,011	$540,856	$452,448	$543,032	$456,102	$526,669	$447,125	$515,239

The following table represents special items (see notes 6, 7 and 9) included in the above quarterly data for the years ended December 31, 2010 and 2009:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)

Special items included in:
Cost of sales	$—	$1,823	$1,742	$(2)	$578	$162	$(3)	$(23)
Selling, general & administrative expense	—	2,500	—	200	1,096	255	(49)	235
Special charges	232	396	156	278	700	300	714	657
Gain on redemption of debt	(56,792)	—	—	—	—	—	(1,500)	—
Other expense (income)	130	229	—	(43)	—	27	—	19
Interest expense	—	—	—	—	—	—	—	2,700

Total pre-tax special items — (income) expense	$(56,430)	$4,948	$1,898	$433	$2,374	$744	$(838)	$3,588

Special items — net of tax	$(56,430)	$4,948	$1,898	$433	$2,374	$744	$(838)	$3,588

Stock Market Information

Libbey Inc. common stock is listed for trading on the NYSE Amex exchange under the symbol LBY. The price range for the Company’s common stock as reported by the NYSE Amex exchange and dividends declared for our common stock were as follows:

	2010			2009
			Cash			Cash
	Price Range		Dividend	Price Range		Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$14.25	$7.23	$—	$2.05	$0.73	$—
Second Quarter	$15.00	$12.15	$—	$2.75	$0.47	$—
Third Quarter	$14.03	$9.88	$—	$4.27	$1.30	$—
Fourth Quarter	$15.47	$12.36	$—	$7.99	$3.75	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Information with respect to executive officers of Libbey is incorporated herein by reference to Item 1 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Corporate Governance-Who are the current members of Libbey’s Board of Directors?”, ‘‘— What is the role of the Board’s Committees?” and “— How does the Board select nominees for the Board?” in the Proxy Statement.

Libbey’s Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey’s principal executive officer and principal financial and accounting officers) and employees, as well as the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are posted on Libbey’s website at www.libbey.com. Libbey’s Code of Business Ethics and Conduct is also available to any shareholder who submits a request in writing addressed to Susan A. Kovach, Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. If Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial and accounting officers, Libbey intends to disclose the subsequent information on Libbey’s website.

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

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters — Who are Libbey’s auditors?” and “— What fees has Libbey paid to its auditors for fiscal year 2010 and 2009?” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Auditors.

Page

Reports of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets at December 31, 2010 and 2009	58

For the years ended December 31, 2010, 2009 and 2008:

Consolidated Statements of Operations	59
Consolidated Statements of Shareholders’ Equity (Deficit)	60

Consolidated Statements of Cash Flows	61

Notes to Consolidated Financial Statements	62

Selected Quarterly Financial Data (Unaudited)	120

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2010, 2009 and 2008 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

LIBBEY INC.

by:	/s/ Richard I. Reynolds
Richard I. Reynolds
Executive Vice President, Chief Financial Officer

Date: March 14, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

William A. Foley	Director

Peter C. McC. Howell	Director

Carol B. Moerdyk	Director

Jean-René Gougelet	Director

Terence P. Stewart	Director

Carlos V. Duno	Director

Deborah G. Miller	Director

John C. Orr	Director

Richard I. Reynolds	Director, Executive Vice President, Chief Financial Officer

John F. Meier	Chairman of the Board of Directors, Chief Executive Officer

By:	/s/ Richard I. Reynolds
Richard I. Reynolds
Attorney-In-Fact

Date: March 14, 2011

/s/  Richard I. Reynolds
Richard I. Reynolds
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date: March 14, 2011

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2010, 2009, and 2008 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

LIBBEY INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (Consolidated)
Years ended December 31, 2010, 2009 and 2008

		Allowance for	Valuation
		Slow Moving	Allowance
	Allowance for	and Obsolete	for Deferred
	Doubtful Accounts	Inventory	Tax Asset
	(Dollars in thousands)

Balance at December 31, 2007	$11,711	$6,435	$28,855
Charged to expense or other accounts	181	2,391	58,587
Deductions	(1,413)	(2,244)	—

Balance at December 31, 2008	10,479	6,582	87,442
Charged to expense or other accounts	2,049	1,431	11,547
Deductions	(5,071)	(3,485)	—

Balance at December 31, 2009	7,457	4,528	98,989
Charged to expense or other accounts	457	1,774	(26,662)
Deductions	(2,396)	(1,644)	—

Balance at December 31, 2010	$5,518	$4,658	$72,327

S-1

EXHIBIT INDEX

S-K Item
601 No.		Document

2.0	—	Asset Purchase Agreement dated as of September 22, 1995 by and among The Pfaltzgraff Co., The Pfaltzgraff Outlet Co., Syracuse China Company of Canada Ltd., LG Acquisition Corp. and Libbey Canada Inc., Acquisition of Syracuse China Company (filed as Exhibit 2.0 to Libbey Inc.’s Current Report on Form 8-K dated September 22, 1995 and incorporated herein by reference).
2.1	—	Asset Purchase Agreement dated as of December 2, 2002 by and between Menasha Corporation and Libbey Inc. (filed as Exhibit 2.2 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).
2.2	—	Stock Purchase Agreement dated as of December 31, 2002 between BSN Glasspack N.V. and Saxophone B.V. (filed as Exhibit 2.3 to Libbey Inc.’s Annual Report on Form 10-K for the year-ended December 31, 2002, and incorporated herein by reference).
3.1	—	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference)
3.2	—	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Form 8-K filed on February 22, 2011, which is incorporated herein by reference).
3.3	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
3.4	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).
4.1	—	Certificate of Incorporation of Libbey Glass Inc. (incorporated by reference to Exhibit 3.3).
4.2	—	Amended and Restated By-Laws of Libbey Glass Inc. (incorporated by reference to Exhibit 3.4).
4.3	—	Warrant, issued June 16, 2006 (filed as Exhibit 4.7 to Libbey Inc.’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference).
4.4	—	Amended and Restated Registration Rights Agreement, dated October 29, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed October 29, 2009 and incorporated herein by reference).
4.5	—	Amendment and Restated Credit Agreement, dated February 8, 2010, among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, Libbey Inc., as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent and the other lenders and agents party thereto (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.6	—	New Notes Indenture, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
4.7	—	Form of New Notes (included as Exhibits A and B to New Notes Indenture referred to in Exhibit 4.6 above).
4.8	—	Intercreditor Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).
10.1	—	Management Services Agreement dated as of June 24, 1993 between Owens-Illinois General Inc. and Libbey Glass Inc. (filed as Exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.2	—	Tax Allocation and Indemnification Agreement dated as of May 18, 1993 by and among Owens-Illinois, Inc., Owens-Illinois Group, Inc. and Libbey Inc. (filed as Exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

S-K Item
601 No.		Document

10.3	—	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.4	—	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
10.5	—	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.6	—	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).
10.7	—	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
10.8	—	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.9	—	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.10	—	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.11	—	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.12	—	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).
10.13	—	Limited Waiver and Second Amendment to Purchase Agreement, dated June 16, 2006, among Vitro, S.A. de C.V., Crisa Corporation, Crisa Libbey S.A. de C.V., Vitrocrisa Holdings, S. de R.L. de C.V., Vitrocrisa S. de R.L. de C.V., Vitrocrisa Commercial S. de R.L. de C.V., Crisa Industrial, L.L.C., Libbey Mexico, S. de R.L. de C.V., Libbey Europe B.V., and LGA3 Corp. (filed as exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.14	—	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.15	—	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).
10.16	—	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

S-K Item
601 No.		Document

10.17	—	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference)
10.18	—	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference).
10.19	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.20	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.21	—	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.22	—	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.32 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.23	—	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.33 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.24	—	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.34 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.25	—	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.26	—	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.27	—	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.28	—	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.29	—	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).
10.30	—	Employment Agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio. (filed as Exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.)
10.31	—	Change in control agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio. (filed as Exhibit 10.40 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.)
10.32	—	Amended and Restated 2006 Omnibus Incentive Plan of Libbey Inc (filed as Exhibit 10.29 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

S-K Item
601 No.		Document

12.1	—	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-170763).
13.1	—	Selected Financial Information included in Registrant’s 2010 Annual Report to Shareholders (filed herein).
21	—	Subsidiaries of the Registrant (filed herein).
23	—	Consent of Ernst & Young LLP (filed herein).
24	—	Power of Attorney (filed herein).
31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).
32.1	—	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).
32.2	—	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).