Form 10-Q
period 2011-03-31
LIBBEY INC
filed 2011-05-10
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Common Stock, $.01 par value 19,833,046 shares at April 29, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended March 31,
	2011	2010
Net sales	$181,015	$173,904
Freight billed to customers	411	434

Total revenues	181,426	174,338
Cost of sales	145,280	140,461

Gross profit	36,146	33,877
Selling, general and administrative expenses	25,402	22,824
Special charges	51	232

Income from operations	10,693	10,821
(Loss) gain on redemption of debt	(2,803)	56,792
Other income (expense)	3,006	(763)

Earnings before interest and income taxes	10,896	66,850
Interest expense	11,583	9,620

(Loss) income before income taxes	(687)	57,230
Provision for income taxes	314	1,820

Net (loss) income	$(1,001)	$55,410

Net (loss) income per share:
Basic	$(0.05)	$3.44

Diluted	$(0.05)	$2.76

Dividends per share	$—	$—

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Cash and cash equivalents	$13,112	$76,258
Accounts receivable — net	94,222	92,101
Inventories — net	165,081	148,146
Prepaid and other current assets	10,185	6,437

Total current assets	282,600	322,942

Pension asset	13,969	12,767
Purchased intangible assets — net	23,095	23,134
Goodwill	169,340	169,340
Derivative asset	1,999	2,589
Other assets	16,109	17,802

Total other assets	224,512	225,632
Property, plant and equipment — net	271,761	270,397

Total assets	$778,873	$818,971

Liabilities and Shareholders’ Equity

Accounts payable	$60,164	$59,095
Salaries and wages	28,816	32,087
Accrued liabilities	42,991	51,211
Accrued special charges	623	768
Accrued income taxes	—	3,121
Pension liability (current portion)	2,372	2,330
Non-pension postretirement benefits (current portion)	5,017	5,017
Derivative liability	3,222	3,392
Long-term debt due within one year	3,329	3,142

Total current liabilities	146,534	160,163
Long-term debt	408,742	443,983
Pension liability	116,427	115,521
Non-pension postretirement benefits	68,697	67,737
Deferred income taxes	8,661	8,376
Other long-term liabilities	9,525	11,925

Total liabilities	758,586	807,705

Shareholders’ equity
Common stock, par value $.01 per share, 50,000,000 shares authorized, 19,833,046 shares issued at March 31, 2011 and 19,682,506 at December 31, 2010	198	197
Capital in excess of par value (includes warrants of $1,034 based on 485,309 shares at March 31, 2011 and at December 31, 2010)	301,391	300,692
Retained deficit	(179,678)	(178,677)
Accumulated other comprehensive loss	(101,624)	(110,946)

Total shareholders’ equity	20,287	11,266

Total liabilities and shareholders’ equity	$778,873	$818,971

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net (loss) income	$(1,001)	$55,410
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,881	10,386
(Gain) loss on asset sales	(3,360)	80
Change in accounts receivable	(586)	(6,516)
Change in inventories	(14,741)	(10,904)
Change in accounts payable	(667)	(4,402)
Accrued interest and amortization of discounts, warrants and finance fees	(8,653)	5,206
Gain on redemption of new PIK notes	—	(70,193)
Payment of interest on new PIK notes	—	(29,400)
Call premium on senior notes and floating rate notes	1,203	8,415
Write-off of finance fees & discounts on senior notes, old ABL & floating rate notes	1,600	4,986
Pension & non-pension postretirement benefits	3,451	3,005
Restructuring charges	(145)	(431)
Accrued liabilities & prepaid expenses	(8,267)	(9,307)
Accrued income taxes	(4,303)	(3,644)
Share-based compensation expense	827	446
Other operating activities	681	698

Net cash used in operating activities	(23,080)	(46,165)

Investing activities:
Additions to property, plant and equipment	(8,506)	(4,148)
Call premium on senior notes and floating rate notes	(1,203)	(8,415)
Proceeds from asset sales and other	4,602	—

Net cash used in investing activities	(5,107)	(12,563)

Financing activities:
Net borrowings on ABL credit facility	4,350	—
Other repayments	(48)	(45)
Other borrowings	—	801
Floating rate note payments	—	(306,000)
Senior note payments	(40,000)	—
PIK note payment	—	(51,031)
Proceeds from senior secured notes	—	392,328
Stock options exercised	475	—
Debt issuance costs	(116)	(14,033)

Net cash (used in) provided by financing activities	(35,339)	22,020
Effect of exchange rate fluctuations on cash	380	(354)

Decrease in cash	(63,146)	(37,062)
Cash at beginning of period	76,258	55,089

Cash at end of period	$13,112	$18,027

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$20,171	$5,017
Cash paid during the period for income taxes	$4,480	$4,934
Supplemental disclosure of non-cash financing activities:
During the first quarter of 2010, our PIK notes were redeemed, resulting in the recognition of a gain of $70.2 million. The gain was offset by $13.4 million of expenses related to the transaction, resulting in a net gain of $56.8 million on the Condensed Consolidated Statement of Operations. See note 4 for further information on this transaction.
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware, and plastic items to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. We also owned and operated a plastics plant in Wisconsin. On April 28, 2011, we sold substantially all of the assets of our plastics plant, Traex, to the Vollrath Company. See note 15 for a further discussion of this subsequent event. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
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
2. Significant Accounting Policies
See our Form 10-K for the year ended December 31, 2010 for a description of significant accounting policies not listed below.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Financial Accounting Standards Board Accounting Standards Codification™ (FASB ASC) Topic 740, “Income Taxes”, requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets.
Stock-Based Compensation Expense
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation”, and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and March 31, 2010 was $0.8 million and $0.4 million, respectively.
New Accounting Standards
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding the amounts transferring between the various Levels within the fair value hierarchy, and increased disclosures regarding the activities impacting the balance of items classified in Level 3 of the fair value hierarchy. See note 13 for a description of the levels. In addition, ASU 2010-06 clarifies increases in existing disclosure requirements for classes of assets and liabilities carried at fair value, and regarding the inputs and valuation techniques used to arrive at the fair value measurements for items classified as Level 2 or Level 3 in the fair value hierarchy. The new disclosure requirements of ASU 2010-06 were effective for Libbey in the first quarter of 2010, except for certain disclosures regarding the activities within Level 3 fair value measurements, which were effective for Libbey in the first quarter of 2011. The adoption of ASU 2010-06 did not impact our disclosures to our Condensed Consolidated Financial Statements, as we do have any items classified as Level 3 nor amounts transferring between the various Levels.
In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — A consensus of the FASB Emerging Issues Task Force” (“ASU 2010-13”). The provisions of ASU 2010-13 affect entities with equity awards that, because of their characteristics, have been classified as liabilities. This guidance applies to interim and annual periods beginning after December 15, 2010, and did not impact our Condensed Consolidated Financial Statements as our stock awards are classified as equity.
In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The amendments in this update affect all entities with financing receivables, generally excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. This update also requires additional disclosure of certain types of receivables, and disclosures of policies related to measurement and valuation of the receivables and related reserves. The effectiveness of this update was delayed until periods ending after June 15, 2011 by Update No. 2011-01. We do not expect the provisions of this update to have any impact on our Condensed Consolidated Financial Statements.
In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-28”). ASU 2010-28 addresses the decision process involved in testing for impairment of goodwill when the carrying value of a reporting unit is zero or less. The provisions of this update are effective for periods beginning after December 15, 2010. We do not expect the provisions of this update to have any impact on our Condensed Consolidated Financial Statements or on our process of testing for potential impairment of goodwill.
In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” (“ASU

2010-29”). ASU 2010-29 clarifies the extent to which pro forma historical information must be prepared and presented in comparative financial statements for periods following a merger or acquisition. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. For Libbey, the required disclosures are effective for combinations with acquisition dates during or after 2011. The impact on our Condensed Consolidated Financial Statements will depend on the nature and timing of any potential future business combinations.
Reclassifications
Certain amounts in the prior year’s financial statements may have been reclassified to conform to the presentation used in the current year financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2011	December 31, 2010

Accounts receivable:
Trade receivables	$93,642	$90,899
Other receivables	580	1,202

Total accounts receivable, less allowances of $5,399 and $5,518	$94,222	$92,101

Inventories:
Finished goods	$148,164	$132,169
Work in process	752	653
Raw materials	4,643	4,444
Repair parts	9,932	9,496
Operating supplies	1,590	1,384

Total inventories, less allowances of $4,769 and $4,658	$165,081	$148,146

Prepaid and other current assets:
Value added tax	$2,113	$1,332
Prepaid expenses	4,313	4,822
Refundable, deferred and prepaid income taxes	3,759	283

Total prepaid and other current assets	$10,185	$6,437

Other assets:
Deposits	$914	$904
Finance fees — net of amortization	11,293	13,012
Other assets	3,902	3,886

Total other assets	$16,109	$17,802

Accrued liabilities:
Accrued incentives	$17,142	$15,060
Workers compensation	9,244	9,608
Medical liabilities	3,461	3,785
Interest	4,555	14,416
Commissions payable	981	904
Other accrued liabilities	7,608	7,438

Total accrued liabilities	$42,991	$51,211

Other long-term liabilities:
Deferred liability	$5,000	$4,622
Other long-term liabilities	4,525	7,303

Total other long-term liabilities	$9,525	$11,925

4. Borrowings
As previously announced, on March 25, 2011, Libbey Glass redeemed an aggregate principal amount of $40.0 million of its outstanding 10.0 percent Senior Secured Notes due 2015, on a pro rata basis in accordance with the terms of the New Notes Indenture. Pursuant to the terms of the New Notes Indenture, the redemption price for the Senior Secured Notes was 103.0 percent of the principal amount of the redeemed Senior Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the Senior Secured Notes outstanding was $360.0 million. In conjunction with this redemption, we recorded $2.8 million of expense, representing $1.2 million of an early call premium and $1.6 million for the write off of a pro rata amount of financing fees and discounts.
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
We used the proceeds of the offering of the Senior Secured Notes, together with cash on hand, to fund the repurchase of the floating rate notes, the redemption of the New PIK notes and to pay certain related fees and expenses. Upon completion of the refinancing, we recorded a gain of $71.7 million related to the redemption of the New PIK notes, of which $70.2 million of this gain was recorded in the three months ended March 31, 2010. This gain was partially offset by $13.4 million representing a write-off of bank fees, discounts and a call premium on the floating rate notes, resulting in a net gain of $58.3 million, of which $56.8 million of this gain was recorded in the three months ended March 31, 2010 as shown on the Condensed Consolidated Statement of Operations.
Borrowings consist of the following:

			March 31,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2011	2010

Borrowings under ABL facility	floating	April 8, 2014	$4,350	$—
Senior Secured Notes	10.00% (1)	February 15, 2015	360,000	400,000
Promissory note	6.00%	April, 2011 to September, 2016	1,260	1,307
RMB loan contract	floating	July, 2012 to January, 2014	38,175	37,925
BES Euro line	floating	December, 2011 to December, 2013	11,632	10,934

Total borrowings			415,417	450,166
Less — unamortized discount			5,332	6,307
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement (1)			1,986	3,266

Total borrowings — net			412,071	447,125
Less — long term debt due within one year			3,329	3,142

Total long-term portion of borrowings — net			$408,742	$443,983

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.
Amended and Restated ABL Credit Agreement
Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 (ABL Facility), with a group of five financial institutions. The ABL Facility provides for borrowings of up to $110.0 million, subject to certain borrowing base limitations, reserves and outstanding letters of credit.
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
Swing line borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 2.5 percent and 3.5 percent, respectively, at March 31, 2011. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.75 percent at March 31, 2011. No financial covenants or compensating balances are required by the Agreement. Libbey Europe had no borrowings under the facility at March 31, 2011, while Libbey Glass had outstanding borrowings of $4.4 million, at an interest rate of 6.50 percent. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2010. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.
The available total borrowing base is offset by ERISA, rent and tax reserves totaling $3.7 million and mark-to-market reserves for natural gas contracts of $1.8 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $110.0 million limit. At March 31, 2011, we had $10.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the new ABL Facility was $64.9 million at March 31, 2011 compared to $65.2 million under the ABL Facility at December 31, 2010.
We amended the ABL Facility on April 29, 2011. See note 15 for a further discussion of this subsequent event.
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
The Senior Secured Notes were issued pursuant to an Indenture, dated February 8, 2010 (the “New Notes Indenture”), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (the “Subsidiary Guarantors” and together with the Company, the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “New Notes Trustee”), and collateral agent. Under the terms of the New Notes Indenture, the Senior Secured Notes bear interest at a rate of 10.0 percent per year and will mature on February 15, 2015. The New Notes Indenture contains covenants that could restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.
The New Notes Indenture provides for customary events of default. In the case of an event of default arising from bankruptcy or insolvency as defined in the New Notes Indenture, all outstanding Senior Secured Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the New Notes Trustee or holders of at least 25 percent in aggregate principal amount of the then outstanding Senior Secured Notes may declare all the Senior Secured Notes to be due and payable immediately.
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
Prior to August 15, 2012, we may redeem in the aggregate up to 35 percent of the original principal amount of the Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 110 percent of the principal amount, provided that at least 65 percent of the original principal amount of the Senior Secured Notes must remain outstanding after each redemption and that each redemption occurs within 90 days of the closing of the equity offering. In addition, prior to August 15, 2012, but not more than once in any twelve-month period, we may redeem up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest. The Senior Secured Notes are redeemable at our option, in whole or in part, at any time on or after August 15, 2012 at set redemption prices together with accrued and unpaid interest.
As previously announced, on March 25, 2011, Libbey Glass redeemed an aggregate principal amount of $40.0 million of its outstanding 10.0 percent Senior Secured Notes Due 2015, on a pro rata basis in accordance with the terms of the New Notes Indenture. Pursuant to the terms of the New Notes Indenture, the redemption price for the Senior Secured Notes was 103.0 percent of the principal amount of the redeemed Senior Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the Senior Secured Notes outstanding was $360.0 million. In conjunction with this redemption, we recorded $2.8 million of expense, representing $1.2 million of an early call premium and $1.6 million for the write off of a pro rata amount of financing fees and discounts.
We have an Interest Rate Agreement (Rate Agreement) in place with respect to $90.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Rate Agreement at March 31, 2011, excluding applicable fees, is 7.60 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA-, as of March 31, 2011, by Standard and Poor’s.
The fair market value for the Rate Agreement at March 31, 2011 and December 31, 2010 was a $1.9 million asset and a $2.5 million asset, respectively. An adjustment of $2.0 million and $3.3 million was recorded to increase the carrying value of the related long-term debt as of March 31, 2011 and December 31, 2010, respectively. The net impact of $0.6 million income and $0.2 million expense is recorded in other income (expense) on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and March 31, 2010, respectively. See note 9 for further discussion. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We expect this agreement to expire as originally contracted.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2011, we had $1.3 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At March 31, 2011, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note payable is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $38.2 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of March 31, 2011, the annual interest rate was 5.42 percent. As of March 31, 2011, the outstanding balance was RMB 250.0 million (approximately $38.2 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.6 million) and RMB 40.0 million (approximately $6.1 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $9.2 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.5 million) with Banco Espírito Santo, S.A. (BES). The $11.6 million outstanding at March 31, 2011 was the U.S. dollar equivalent of the €8.3 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €2.2 million (approximately $3.1 million) is due in December 2011, payment of €2.8 million (approximately $3.9 million) is due in December 2012 and payment of €3.3 million (approximately $4.6 million) is due in December 2013. Interest with respect to the line is paid every six months.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $360.0 million Senior Secured Notes due February 15, 2015 had an estimated fair value of $391.5 million at March 31, 2011. The fair value of the remainder of our debt approximates carrying value at March 31, 2011 due to variable interest rates.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of March 31, 2011 we had $4.4 million outstanding under our ABL Facility, and we had $10.4 million of letters of credit issued under that facility. As a result, we had $64.9 million of unused availability remaining under the ABL Facility at March 31, 2011. In addition, we had $13.1 million of cash on hand at March 31, 2011.
Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

5. Special Charges
Facility Closures
In December 2008, we announced that our Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs. The Syracuse China facility was closed on April 9, 2009 and the Mira Loma distribution center was closed on May 31, 2009. See Form 10-K for the year ended December 31, 2010 for further discussion.
We incurred additional charges of approximately $0.1 million in the three months ended March 31, 2011 related to our Syracuse China facility closure, primarily related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Condensed Consolidated Statements of Operations in the Other Operations segment as detailed in the table below.
We incurred additional charges of approximately $0.4 million in the three months ended March 31, 2010 related to these closures. Special charges of $0.2 million were primarily related to employee termination and building site clean up costs. This amount was included in special charges on the Condensed Consolidated Statement of Operations in the Glass Operations and Other Operations segments as detailed in the table below.
Other income (expense) on the Condensed Consolidated Statement of Operations included a charge of $0.1 million for the first quarter of 2010, for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. This amount was included in the Other Operations segment.
The following table summarizes the facility closure charges in the first quarter of 2011 and 2010:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Glass	Other		Glass	Other
(dollars in thousands)	Operations	Operations	Total	Operations	Operations	Total
Employee termination cost & other	$—	$167	$167	$29	$76	$105
Building site clean-up & fixed asset write-down	—	(116)	(116)	—	127	127

Included in special charges	—	51	51	29	203	232
Ineffectiveness of natural gas hedge	—	—	—	—	130	130

Included in other (income) expense	—	—	—	—	130	130

Total pretax charge	$—	$51	$51	$29	$333	$362

The following reflects the balance sheet activity related to the facility closure charge for the quarter ended March 31, 2011:

	Reserve					Reserve
	Balances	Total		Inventory &		Balances
	at December 31,	Charge to	Cash	Fixed Asset	Non-cash	at March 31
(dollars in thousands)	2010	Earnings	Payments	Write Downs	Utilization	2011

Building site clean-up & fixed asset write-down	$151	$(116)	$(5)	$21	$—	$51
Employee termination cost & other	301	167	(140)	—	(72)	256

Total	$452	$51	$(145)	$21	$(72)	$307

The ending balance of $0.3 million at March 31, 2011 was included in accrued special charges on the Condensed Consolidated Balance Sheets. The carrying value of this balance approximates its fair value.
The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

	Glass	Other	Charges
(dollars in thousands)	Operations	Operations	To Date

Inventory write-down	$192	$10,541	$10,733
Pension & postretirement welfare	—	4,448	4,448
Fixed asset depreciation	—	966	966

Included in cost of sales	192	15,955	16,147
Employee termination cost & other	548	6,149	6,697
Building site clean-up & fixed asset write-down	177	10,418	10,595

Included in special charges	725	16,567	17,292
Ineffectiveness of natural gas hedge	—	745	745

Included in other (income) expense	—	745	745

Total pretax charge to date	$917	$33,267	$34,184

We expect the total expenses for each of these activities to approximate the expenses incurred to date.
Fixed Asset and Inventory Write-down
In August 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. See Form 10-K for the year ended December 31, 2010 for further discussion.
There were no additional charges for the three months ended March 31, 2011.
There was no balance sheet activity for the three months ended March 31, 2011. The ending balance of $0.3 million at March 31, 2011 was included in accrued special charges on the Condensed Consolidated Balance Sheets and we expect this to result in cash payments during the remainder of 2011.
6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions, and tax planning structures. At March 31, 2011 and December 31, 2010, we had $1.3 million and $1.1 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.
FASB ASC 740-20, “Income Taxes — Intraperiod Tax Allocation”, requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Included in our income tax provision is a tax benefit of $0.9 million for the three months ended March 31, 2011. There was no tax benefit recorded for the three months ended March 31, 2010. Depending upon the level of our future earnings and losses and their impact on other comprehensive income, it is possible that these tax adjustments may change or even reverse in future periods.
Further, our current and future provision for income taxes for 2011 is significantly impacted by valuation allowances. In the United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets. For the three months ended March 31, 2011 we did not release any valuation allowance. For the three months ended March 31, 2010, we reduced our valuation allowance by $1.1 million. The release of valuation in 2010 was related to net operating losses in Mexico that were utilized. In assessing the need for recording a valuation allowance we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, and whether there are unusual, infrequent, or extraordinary items to be considered. We intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
Total income tax payments at March 31, 2011, were $6.6 million, which consisted of $4.5 million in cash and $2.1 million in credits or offsets. Total income tax payments at March 31, 2010, were $5.6 million, which consisted of $4.9 million in cash and $0.7 million in credits or offsets.

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
The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010

Service cost	$1,432	$1,450	$428	$396	$1,860	$1,846
Interest cost	4,088	4,061	1,260	1,162	5,348	5,223
Expected return on plan assets	(4,313)	(4,186)	(565)	(665)	(4,878)	(4,851)
Amortization of unrecognized:
Prior service cost	541	582	82	30	623	612
Loss	1,218	978	126	101	1,344	1,079

Pension expense	$2,966	$2,885	$1,331	$1,024	$4,297	$3,909

We provide certain retiree health care and life insurance benefits covering our U.S and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and employees hired at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S. non-pension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.
The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010

Service cost	$373	$389	$—	$—	$373	$389
Interest cost	925	918	29	31	954	949
Amortization of unrecognized:
Prior service loss (gain)	105	(2)	—	—	105	(2)
Loss / (gain)	290	236	(4)	(7)	286	229

Non-pension postretirement benefit expense	$1,693	$1,541	$25	$24	$1,718	$1,565

In 2011, we expect to utilize approximately $31.5 million to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $3.6 million was utilized in the three months ended March 31, 2011.
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
8. Net (Loss) Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(dollars in thousands, except earnings per share)	2011	2010

Numerators for earnings per share —
—Net (loss) income that is available to common shareholders	$(1,001)	$55,410

Denominator for basic earnings per share —
Weighted average shares outstanding	19,955,188	16,123,555

Effect of stock options and restricted stock units	—	497,689

Effect of warrants	—	3,463,664

Total effect of dilutive securities (1)	—	3,961,353

Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	19,955,188	20,084,908

Basic (loss) income per share:	$(0.05)	$3.44

Diluted (loss) income per share:	$(0.05)	$2.76

(1)	The effect of employee stock options, warrants and restricted stock units (796,949 shares for the three months ended March 31, 2011), was anti-dilutive and thus not included in the earnings per share calculation. This amount would have been dilutive if not for the net loss.
In October 2009, we entered into a transaction with Merrill Lynch PCG, Inc. (the “Investor”) to exchange the existing 16.0 percent Old PIK Notes due in December 2011, for a combination of debt and equity securities (Exchange Transaction). As part of the Exchange Transaction, we issued warrants conveying the right to purchase, for $0.01 per share, 3,466,856 shares of Libbey Inc. common stock. These warrants were exercised and shares were issued in August, 2010.
When applicable, diluted shares outstanding include the dilutive impact of warrants and restricted stock units. Diluted shares also include the impact of in-the-money employee stock options, which are calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
9. Derivatives
We utilize derivative financial instruments to manage our interest rate exposure associated with our long-term debt, to hedge commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for certain natural gas contracts originally designated to hedge expected purchases at Syracuse China and the foreign currency contracts, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815, “Derivatives and Hedging”.
Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	March 31, 2011		December 31, 2010
Derivatives designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under FASB ASC 815:	Location:	Value	Location:	Value

Interest rate contracts	Derivative asset	$1,891	Derivative asset	$2,536
Natural gas contracts	Derivative asset	108	Derivative asset	53

Total designated		$1,999		$2,589

	Liability Derivatives:
(dollars in thousands)	March 31, 2011		December 31, 2010
Derivatives designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under FASB ASC 815:	Location	Value	Location	Value
Natural gas contracts	Derivative liability	$2,491	Derivative liability	$3,117

Total designated		2,491		3,117

Derivatives not designated as
hedging instruments
under FASB ASC 815:
Natural gas contracts	Derivative liability	126	Derivative liability	124
Currency contracts	Derivative liability	605	Derivative liability	151

Total undesignated		731		275

Total		$3,222		$3,392

Interest Rate Swaps as Fair Value Hedges
In the first quarter of 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that is to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. In August 2010, $10.0 million of the swap was called for a premium of $0.3 million. As of March 31, 2011 the notional amount of the interest rate swap agreement is $90.0 million.
Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other income (expense) on the Condensed Consolidated Statements of Operations along with the offsetting loss or gain on the related interest rate swap.
Amount of gain (loss) recognized in other income (expense)

	Three months ended March 31,
(dollars in thousands)	2011	2010
Interest rate swap	$(644)	$(885)
Related long-term debt	1,280	722

Net impact on other income (expense)	$636	$(163)

Commodity Future Contracts Designated as Cash Flow Hedges
We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009. Under FASB ASC 815, “Derivatives and Hedging”, when the forecasted transactions of a hedging relationship become not probable of occurring, the gains or losses that have been classified in accumulated other comprehensive loss in prior periods for those contracts affected should be reclassified into earnings. We recognized an immaterial amount and $0.1 million for the three months ended March 31, 2011 and 2010, respectively, in other income (expense) on the Condensed Consolidated Statements of Operations relating to these contracts. As of March 31,

2011, we had commodity contracts for 2,910,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2010, we had commodity contracts for 3,090,000 million BTUs of natural gas.
Most of our natural gas derivatives qualify and are designated as cash flow hedges (except certain contracts originally designated to expected purchases at Syracuse China) at March 31, 2011. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Operations. We paid additional cash of $0.8 million and $1.3 million in the three months ended March 31, 2011 and 2010, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $2.5 million of expense in our Condensed Consolidated Statements of Operations.
Amount of derivative gain/(loss) recognized in OCI (effective portion)

	Three months ended March 31,
(dollars in thousands)	2011	2010
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(149)	$(4,421)

Total	$(149)	$(4,421)

Gain / (loss) reclassified from Accumulated Other Comprehensive Loss to Condensed Consolidated Statements of Operations (effective portion)

		Three months ended March 31,
(dollars in thousands)		2011	2010
Derivative:	Location:
Natural gas contracts	Cost of sales	$(829)	$(759)

Total impact on net (loss) income		$(829)	$(759)

The following table provides the impact on the Condensed Consolidated Statements of Operations from derivatives no longer designated as cash flow hedges related to the closure of our Syracuse China facility:
Gain (loss) recognized in income
(ineffective portion and amount excluded from effectiveness testing)

		Three months ended March 31,
(dollars in thousands)		2011	2010
Derivative:	Location:
Natural gas contracts	Other income (expense)	$(1)	$(130)

Total		$(1)	$(130)

Currency Contracts
Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. During 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of March 31, 2011 and December 31, 2010, we had contracts for $21.9 million Canadian dollars and $18.7 million Canadian dollars, respectively.

Gains and losses for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended
		March 31,
(dollars in thousands)		2011	2010
Derivative:	Location:
Currency contracts	Other income (expense)	$(454)	$—

Total		$(454)	$—

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparty is rated AA- for the Interest Rate Agreement and BBB+ or better for counterparties to the other derivative agreements as March 31, 2011, by Standard and Poor’s.
10. Comprehensive Income
Components of comprehensive income (net of tax) are as follows:

	Three months ended
	March 31,
(dollars in thousands)	2011	2010

Net (loss) income	$(1,001)	$55,410
Effect of derivatives, net of tax	614	(2,158)
Minimum pension and non-pension retirement liability and intangible pension asset, net of tax	2,112	1,578
Effect of exchange rate fluctuations	6,596	(6,514)

Total comprehensive income	$8,321	$48,316

Accumulated other comprehensive loss (net of tax) is as follows:

			Minimum Pension
	Effect of		and Non-Pension	Total
	Exchange		Retirement Liability	Accumulated
	Rate	Cash Flow	and Intangible	Comprehensive
(dollars in thousands)	Fluctuation	Derivatives	Pension Asset	Loss
Balance on December 31, 2010	$(2,661)	$(1,121)	$(107,164)	$(110,946)

2011 change	6,596	716	2,362	9,674
Translation effect	—	(36)	(412)	(448)
Tax effect	—	(66)	162	96

Balance on March 31, 2011	$3,935	$(507)	$(105,052)	$(101,624)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month periods ended March 31, 2011 and March 31, 2010.

At March 31, 2011, December 31, 2010 and March 31, 2010, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Traex Company, Libbey.com LLC, LGFS Inc. and LGAC LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended March 31, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	90,569	19,756	83,344	(12,654)	$181,015
Freight billed to customers	—	151	194	66	—	411

Total revenues	—	90,720	19,950	83,410	(12,654)	181,426
Cost of sales		74,863	14,870	68,201	(12,654)	145,280

Gross profit	—	15,857	5,080	15,209	—	36,146
Selling, general and administrative expenses	—	13,940	2,282	9,180	—	25,402
Special charges	—	—	51	—	—	51

Income from operations	—	1,917	2,747	6,029	—	10,693
Other (expense) income	—	(2,555)	34	2,724	—	203

Earnings before interest and income taxes	—	(638)	2,781	8,753	—	10,896
Interest expense	—	8,793	—	2,790	—	11,583

Earnings before income taxes	—	(9,431)	2,781	5,963	—	(687)
Provision (benefit) for income taxes	—	(622)	72	864	—	314

Net income	—	(8,809)	2,709	5,099	—	(1,001)
Equity in net (loss) income of subsidiaries	(1,001)	7,808	—	—	(6,807)	—

Net income (loss)	$(1,001)	$(1,001)	$2,709	$5,099	$(6,807)	$(1,001)

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4, 5 and 14):

Three months ended March 31, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Special charges	$—	$—	$51	$—	$—	$51
Other expense (income)	—	2,803	—	(3,445)	—	(642)

Total pretax special items	—	2,803	51	(3,445)	—	(591)

Provision for income taxes	—	—	—	922	—	922

Special items net of tax	$—	$2,803	$51	$(2,523)	$—	$331

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

Three months ended March 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$86,163	$19,562	$81,067	$(12,888)	$173,904
Freight billed to customers	—	166	214	54	—	434

Total revenues	—	86,329	19,776	81,121	(12,888)	174,338
Cost of sales	—	71,556	14,107	67,686	(12,888)	140,461

Gross profit	—	14,773	5,669	13,435	—	33,877
Selling, general and administrative expenses	—	12,406	2,166	8,252	—	22,824
Special charges	—	29	203	—	—	232

Income (loss) from operations	—	2,338	3,300	5,183	—	10,821
Other income (expense)	—	55,992	(148)	185	—	56,029

Earnings (loss) before interest and income taxes	—	58,330	3,152	5,368	—	66,850
Interest expense	—	8,478	—	1,142	—	9,620

Earnings (loss) before income taxes	—	49,852	3,152	4,226	—	57,230
Provision (benefit) for income taxes	—	20	144	1,656	—	1,820

Net income (loss)	—	49,832	3,008	2,570	—	55,410
Equity in net income (loss) of subsidiaries	55,410	5,578	—	—	(60,988)	—

Net income (loss)	$55,410	$55,410	$3,008	$2,570	$(60,988)	$55,410

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4 and 5):

Three months ended March 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Special charges	$—	$29	$203	$—	$—	$232
Other expense (income)	—	(56,792)	130	—	—	(56,662)

Total pretax special items	$—	$(56,763)	$333	$—	$—	$(56,430)

Special items net of tax	$—	$(56,763)	$333	$—	$—	$(56,430)

Libbey Inc.
Condensed Consolidating Balance Sheets
(dollars in thousands)

March 31, 2011 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$(229)	$187	$13,154	$—	$13,112
Accounts receivable — net	—	36,756	6,585	50,881	—	94,222
Inventories — net	—	55,624	20,906	88,551	—	165,081
Other current assets	—	19,710	3,375	9,506	(22,406)	10,185

Total current assets	—	111,861	31,053	162,092	(22,406)	282,600
Other non-current assets	—	17,746	—	33,333	(19,002)	32,077
Investments in and advances to subsidiaries	20,287	362,737	190,278	(30,711)	(542,591)	—
Goodwill and purchased intangible assets — net	—	26,833	15,759	149,843	—	192,435

Total other assets	20,287	407,316	206,037	152,465	(561,593)	224,512
Property, plant and equipment — net	—	70,790	4,170	196,801	—	271,761

Total assets	$20,287	$589,967	$241,260	$511,358	$(583,999)	$778,873

Accounts payable	$—	$11,384	$3,207	$45,573	$—	$60,164
Accrued and other current liabilities	—	48,262	24,855	33,946	(24,022)	83,041
Notes payable and long-term debt due within one year	—	227	—	3,102	—	3,329

Total current liabilities	—	59,873	28,062	82,621	(24,022)	146,534
Long-term debt	—	362,036	—	46,706	—	408,742
Other long-term liabilities	—	150,191	14,232	56,273	(17,386)	203,310

Total liabilities	—	572,100	42,294	185,600	(41,408)	758,586
Total shareholders’ equity (deficit)	20,287	17,867	198,966	325,758	(542,591)	20,287

Total liabilities and shareholders’ equity (deficit)	$20,287	$589,967	$241,260	$511,358	$(583,999)	$778,873

December 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$58,277	$293	$17,688	$—	$76,258
Accounts receivable — net	—	37,099	5,360	49,642	—	92,101
Inventories — net	—	52,398	19,902	75,846	—	148,146
Other current assets	—	(2,634)	10,960	10,518	(12,407)	6,437

Total current assets	—	145,140	36,515	153,694	(12,407)	322,942
Other non-current assets	—	8,344	2,779	41,169	(19,134)	33,158
Investments in and advances to subsidiaries	11,266	360,784	189,171	(32,151)	(529,070)	—
Goodwill and purchased intangible assets — net	—	26,833	15,761	149,880	—	192,474

Total other assets	11,266	395,961	207,711	158,898	(548,204)	225,632
Property, plant and equipment — net	—	72,892	4,862	192,643	—	270,397

Total assets	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Accounts payable	$—	$13,514	$2,926	$42,655	$—	$59,095
Accrued and other current liabilities	—	48,092	27,811	34,430	(12,407)	97,926
Notes payable and long-term debt due within one year	—	227	—	2,915	—	3,142

Total current liabilities	—	61,833	30,737	80,000	(12,407)	160,163
Long-term debt	—	398,039	—	45,944	—	443,983
Other long-term liabilities	—	131,100	21,964	69,629	(19,134)	203,559

Total liabilities	—	590,972	52,701	195,573	(31,541)	807,705
Total shareholders’ equity (deficit)	11,266	23,021	196,387	309,662	(529,070)	11,266

Total liabilities and shareholders’ equity (deficit)	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Libbey Inc.
Condensed Consolidating Statement of Cash Flows
(dollars in thousands)
(unaudited)

Three months ended March 31, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(1,001)	$(1,001)	$2,709	$5,099	$(6,807)	$(1,001)
Depreciation and amortization		3,808	198	6,875		10,881
Other operating activities	1,001	(22,959)	(3,510)	(14,299)	6,807	(32,960)

Net cash provided by (used in) operating activities	—	(20,152)	(603)	(2,325)	—	(23,080)
Additions to property, plant & equipment	—	(1,812)	(3)	(6,691)	—	(8,506)
Other investing activities	—	(1,203)	500	4,102	—	3,399

Net cash (used in) investing activities	—	(3,015)	497	(2,589)	—	(5,107)
Net borrowings	—	(35,698)	—	—	—	(35,698)
Other financing activities	—	359	—	—	—	359

Net cash provided by (used in) financing activities	—	(35,339)	—	—	—	(35,339)
Exchange effect on cash	—	—	—	380	—	380

Increase (decrease) in cash	—	(58,506)	(106)	(4,534)	—	(63,146)
Cash at beginning of period	—	58,277	293	17,688	—	76,258

Cash at end of period	$—	$(229)	$187	$13,154	$—	$13,112

Three months ended March 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$55,410	$55,410	$3,008	$2,570	$(60,988)	$55,410
Depreciation and amortization	—	3,849	194	6,343	—	10,386
Other operating activities	(55,410)	(96,710)	(3,351)	(17,478)	60,988	(111,961)

Net cash provided by (used in) operating activities	—	(37,451)	(149)	(8,565)	—	(46,165)
Additions to property, plant & equipment	—	(1,099)	—	(3,049)	—	(4,148)
Other investing activities	—	(8,415)	—	—	—	(8,415)

Net cash (used in) investing activities	—	(9,514)	—	(3,049)	—	(12,563)
Net borrowings	—	35,252	—	801	—	36,053
Other financing activities	—	(14,033)	—	—	—	(14,033)

Net cash provided by (used in) financing activities	—	21,219	—	801	—	22,020
Exchange effect on cash	—	—	—	(354)	—	(354)

Increase (decrease) in cash	—	(25,746)	(149)	(11,167)	—	(37,062)
Cash at beginning of period	—	37,386	419	17,284	—	55,089

Cash at end of period	$—	$11,640	$270	$6,117	$—	$18,027

12. Segments
We have revised our segment structure to reflect our reorganization from geographical regions to one global company. Under this new structure, we have two reportable segments: Glass Operations and Other Operations. The classifications are defined as follows:
Glass Operations—includes worldwide sales of glass tableware and other glass products from domestic and international subsidiaries.
Other Operations—includes worldwide sales of ceramic dinnerware, metal tableware, hollowware and serveware and plastic items.
Our measure of profit for our reportable segments is Segment Earnings before Interest and Taxes (EBIT) and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. We use Segment EBIT, along with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment EBIT for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of services performed.
Certain activities not related to any particular reportable segment are reported within retained corporate costs. These costs include certain headquarters administrative and facility costs and other costs that are global in nature and are not allocable to the reporting segments. Corporate assets primarily include finance fees, capitalized software and income tax assets.
The accounting policies of the reportable segments are the same as those described in note 2. We do not have any customers who represent 10 percent or more of total sales. Inter-segment sales are consummated at arm’s length and are reflected in eliminations below.

	Three months ended March 31,
(dollars in thousands)	2011	2010

Net Sales:
Glass Operations	$162,053	$155,144
Other Operations	19,161	18,874
Eliminations	(199)	(114)

Consolidated Net Sales	$181,015	$173,904

Segment EBIT:
Glass Operations	$17,391	$15,426
Other Operations	2,879	3,485

Total Segment EBIT	$20,270	$18,911

Reconciliation of Segment EBIT to Net (Loss) Income:
Segment EBIT	$20,270	$18,911
Retained corporate costs	(9,965)	(8,491)
(Loss) gain on redemption of debt (note 4)	(2,803)	56,792
Gain on sale of land (1)	3,445	—
Restructuring and other charges (note 5)	(51)	(362)
Interest expense	(11,583)	(9,620)
Tax provision	(314)	(1,820)

Net (loss) income	$(1,001)	$55,410

Depreciation & Amortization:
Glass Operations	$10,249	$9,844
Other Operations	192	187
Corporate	440	355

Consolidated	$10,881	$10,386

Capital Expenditures:
Glass Operations	$8,422	$3,839
Other Operations	3	—
Corporate	81	309

Consolidated	$8,506	$4,148

	March 31,	December 31,
(dollars in thousands)	2011	2010

Segment Assets:
Glass Operations	$710,156	$752,058
Other Operations	47,076	45,944
Corporate	21,641	20,969

Total Assets	$778,873	$818,971

(1)	Net gain on the sale of land at our Royal Leerdam facility.
13. Fair Value
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

Asset / (Liability)	Fair Value at March 31, 2011				Fair Value at December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(2,509)	$—	$(2,509)	$—	$(3,188)	$—	$(3,188)
Currency contracts	—	(605)	—	(605)	—	(151)	—	(151)
Interest rate agreement	—	1,891	—	1,891	—	2,536	—	2,536

Net derivative liability	$—	$(1,223)	$—	$(1,223)	$—	$(803)	$—	$(803)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Condensed Consolidated Balance Sheets with $2.0 million in derivative asset and $3.2 million in derivative liability as of March 31, 2011. As of December 31, 2010, $2.6 million was recorded in derivative asset and $3.4 million in derivative liability on the Condensed Consolidated Balance Sheets.
The commodity futures natural gas contracts and interest rate agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.
14. Other Income (Expense)
Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended
	March 31,
(dollars in thousands)	2011	2010
Gain on sale of land at Royal Leerdam	$3,445	$—
Loss on currency translation	(1,166)	(530)
Income (expense) on hedging activities	635	(293)
Other non-operating income	92	60

Other income (expense)	$3,006	$(763)

15. Subsequent Events
Sale of Traex Unit
On April 28, 2011, we closed on the sale of substantially all of the assets of our Traex subsidiary to the Vollrath Company. We expect to receive net proceeds of approximately $13.0 million and to record a gain on the sale of between $2.5 million and $3.5 million during the second quarter of 2011.
ABL Facility Amendment
On April 29, 2011, Libbey Glass and Libbey Europe amended the ABL Facility dated February 8, 2010. The amendment, among other things:
•	reduces the amount of commitments available for revolving loans from $110.0 million, but allows Libbey Glass and Libbey Europe the option to increase the loan facility by $10.0 million;

•	extends the maturity from April 8, 2014 to April 29, 2016, and provides for a springing maturity date with respect to the credit facility to the extent that Libbey Glass’ 10 percent Senior Secured Notes due 2015 are not refinanced by November 17, 2014, subject to certain exceptions;

•	reduces pricing for all loans by 1.5 percent to 1.75 percent making the applicable margin spread for Eurocurrency Loans 1.75 percent to 2.0 percent and CBFR Loans 0.75 percent to 1.0 percent; and

•	provides for a springing fixed charge coverage ratio covenant, requiring Libbey Glass and Libbey Europe to maintain an EBITDA to fixed charges ratio above 1.10:1.00 during periods when the amount of available commitments plus the loan parties’ cash and permitted investments falls below a certain threshold.

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
Overview
Economic market conditions continued to be challenging during the first quarter of 2011. Our sales have improved compared to the same period last year and our U.S. and Canadian retail glassware business has continued its strong performance. In addition, we have experienced solid net sales growth in our China sales region. Our U.S. and Canadian foodservice glassware business was negatively impacted by the severe winter weather in January and early February. On March 25, 2011, we redeemed an aggregate principal amount of $40.0 million of our outstanding 10.0 percent Senior Secured Notes due 2015. Please see note 4 to the Condensed Consolidated Financial Statements for a further discussion of this transaction. Effective the first quarter of 2011, we reorganized from geographical regions to one global company. Under this new structure, we have two operating segments: Glass Operations and Other Operations. These operating segments are defined as follows:
Glass Operations—includes worldwide sales of glass tableware and other glass operations from domestic and international subsidiaries.
Other Operations—includes worldwide sales of ceramic dinnerware, metal tableware, hollowware and serveware and plastic items.
Results of Operations — First Quarter 2011 Compared with First Quarter 2010

	Three months ended March 31,		Variance
(dollars in thousands, except percentages and per-share amounts)	2011	2010	In dollars	In percent

Net sales	$181,015	$173,904	$7,111	4.1%
Gross profit	$36,146	$33,877	$2,269	6.7%
Gross profit margin	20.0%	19.5%
Income from operations (IFO)(2)	$10,693	$10,821	$(128)	(1.2)%
IFO margin	5.9%	6.2%
Earnings before interest and income taxes
(EBIT)(1)(2)(3)	$10,896	$66,850	$(55,954)	(83.7)%
EBIT margin	6.0%	38.4%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$21,777	$77,236	$(55,459)	(71.8)%
EBITDA margin	12.0%	44.4%
Adjusted EBITDA(1)	$21,186	$20,806	$380	1.8%
Adjusted EBITDA margin	11.7%	12.0%
Net (loss) income (2)(3)	$(1,001)	$55,410	$(56,411)	(101.8)%
Net (loss) income margin	(0.6)%	31.9%
Diluted net (loss) income per share	$(0.05)	$2.76	$(2.81)	(101.8)%

(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net (loss) income to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes pre-tax restructuring charges of $0.1 million in 2011 and $0.2 million in 2010 related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).

(3)	In addition to item (2) above, 2011 includes a pre-tax loss of $2.8 million related to the loss on redemption of the Senior Secured Notes and pre-tax income of $3.4 million related to the gain on the sale of land at our Royal Leerdam facility and 2010 includes pre-tax income of $56.8 million related to the gain on redemption of the New PIK Notes and pre-tax restructuring charges of $0.1 million related to the closing of our Syracuse China manufacturing facility. (See notes 4 and 5 to the Condensed Consolidated Financial Statements).

Net Sales
For the three months ended March 31, 2011, net sales increased 4.1 percent to $181.0 million from first quarter sales of $173.9 million in the year-ago quarter. The improvement was primarily attributable to our Glass Operations, where net sales increased 4.5 percent to $162.1 million from $155.1 million in the year-ago quarter. Other Operations segment sales were $19.2 million, compared to $18.9 million in the prior-year quarter. Currency positively impacted consolidated net sales by approximately 1.0 percent.
Gross Profit
For the quarter ended March 31, 2011, gross profit increased by $2.3 million, or 6.7 percent, to $36.1 million, compared to $33.9 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 20.0 percent, compared to 19.5 percent in the year-ago quarter. The primary contributor to the increase in gross profit and gross profit margin was the increase in sales of $5.5 million, excluding the impact of currency. This increase was offset by slightly lower production activity, net of volume-related production and sales costs of $3.9 million, excluding the impact of currency. Favorable currency impact contributed $0.7 million to gross profit, primarily from the Mexican peso.
Income From Operations
Income from operations for the quarter ended March 31, 2011 decreased $0.1 million, or 1.2 percent, to $10.7 million, compared to $10.8 million in the year-ago quarter. Income from operations as a percentage of net sales decreased to 5.9 percent in the first quarter of 2011, compared to 6.2 percent in the year-ago quarter. Contributing to the small decline in income from operations were higher selling, general and administrative expenses, offset by higher gross profit and higher gross profit margin (discussed above). Selling, general and administrative costs increased $2.6 million in the first quarter of 2011 as compared to the year-ago quarter, as we incurred comparatively higher expenses related to incentive compensation, share-based compensation and legal and professional fees.
Earnings Before Interest and Income Taxes (EBIT)
Earnings before Interest and Income Taxes (EBIT) for the quarter ended March 31, 2011 decreased by $56.0 million, to $10.9 million in 2011 from $66.9 million in 2010. EBIT as a percentage of net sales decreased to 6.0 percent in the first quarter 2011, compared to 38.4 percent in the year-ago quarter. Key contributors to the decrease in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations. In addition, we recorded a $56.8 million gain on redemption of debt in 2010, net of certain transaction expenses. In 2011, we redeemed $40.0 million of our Senior Secured Notes and recorded a $2.8 million write-off of unamortized finance fees and discounts and call premium payments. See note 4 for a further discussion of these two debt transactions. Other income (expense) increased by $3.8 million, primarily related to a gain on the sale of land at our Royal Leerdam facility.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $55.5 million in the first quarter of 2011, to $21.8 million, compared to $77.2 million in the year-ago quarter. As a percentage of net sales, EBITDA was 12.0 percent for the first quarter 2011, compared to 44.4 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).
Adjusted EBITDA
Adjusted EBITDA increased by $0.4 million in the first quarter of 2011, to $21.2 million, compared to $20.8 million in the year-ago quarter. As a percentage of net sales, Adjusted EBITDA was 11.7 percent for the first quarter 2011, compared to 12.0 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and the exclusion of a $3.4 million gain on the sale of land at our Royal

Leerdam facility and a $2.8 million loss on redemption of debt in 2011, $56.8 million gain on redemption of debt and a $0.4 million facility closure charge in 2010.
Net (Loss) Income and Diluted Net (Loss) Income Per Share
We recorded a net loss of $(1.0) million, or $(0.05) per diluted share, in the first quarter of 2011, compared to net income of $55.4 million, or $2.76 per diluted share, in the year-ago quarter. Net (loss) income as a percentage of net sales was (0.6) percent in the first quarter 2011, compared to 31.9 percent in the year-ago quarter. The decline in Net (loss) income and diluted net (loss) income per share is generally due to the factors discussed in EBIT above, and a $2.0 million increase in interest expense. This increase in interest expense was primarily attributable to the fact that a portion of our debt carried a low effective interest rate in January 2010, prior to the debt refinancing completed in February 2010. Lower debt levels in 2011 partially offset the change in interest rates. The effective tax rate was a negative 45.7 percent for the quarter, compared to a 3.2 percent benefit in the year-ago quarter, due to the reversal of a portion of our valuation allowance in Mexico in 2010, in addition to changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures.
Segment Results of Operations

	Three months ended
	March 31,		Variance
(dollars in thousands)	2011	2010	In dollars	In percent

Net Sales:
Glass Operations	$162,053	$155,144	$6,909	4.5%
Other Operations	19,161	18,874	287	1.5%
Eliminations	(199)	(114)

Consolidated	$181,015	$173,904	$7,111	4.1%

Segment EBIT(1):
Glass Operations	$17,391	$15,426	$1,965	12.7%
Other Operations	2,879	3,485	(606)	(17.4)%

Total Segment EBIT	$20,270	$18,911	$1,359	7.2%

Segment EBIT Margin:
Glass Operations	10.7%	9.9%
Other Operations	15.0%	18.5%

Reconciliation of Segment EBIT to Net (Loss) Income:
Segment EBIT	$20,270	$18,911
Retained corporate costs(2)	(9,965)	(8,491)
(Loss) gain on redemption of debt (note 4)	(2,803)	56,792
Gain on sale of land	3,445	—
Restructuring and other charges (note 5)	(51)	(362)
Interest expense	(11,583)	(9,620)
Tax provision	(314)	(1,820)

Net (loss) income	$(1,001)	$55,410

(1)	Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs.

(2)	Retained corporate costs include certain headquarter administrative and facility costs that are not allocable to the reporting segments.
Segment Results of Operations — First Quarter 2011 Compared to First Quarter 2010
Glass Operations
For the quarter ended March 31, 2011, net sales increased 4.5 percent to $162.1 million from $155.1 million in the year-ago quarter.

Currency positively impacted net sales by approximately 1.0 percent.
Segment EBIT increased to $17.4 million for the first quarter of 2011, compared to $15.4 million for the year-ago quarter. Segment EBIT as a percentage of net sales increased to 10.7 percent in the first quarter of 2011, compared to 9.9 percent in the year-ago quarter. The key factor in the $2.0 million increase in Segment EBIT was an increase in sales of $5.3 million, excluding the impact of currency. This increase was offset by slightly lower production activity, net of volume-related production and sales costs of $2.9 million, excluding the impact of currency. Favorable currency impact contributed $0.5 million to the Segment EBIT, primarily from the Mexican peso. Other income (expense) includes an unfavorable swing of $0.5 million primarily related to larger foreign currency translation losses versus the prior-year quarter.
Other Operations
For the quarter ended March 31, 2011, net sales increased 1.5 percent to $19.2 million from $18.9 million in the year-ago quarter.
Segment EBIT decreased by $0.6 million, or 17.4 percent, to $2.9 million for the first quarter of 2011, compared to $3.5 million in the year-ago quarter. Segment EBIT as a percentage of net sales decreased to 15.0 percent in the first quarter of 2011, compared to 18.5 percent in the year-ago quarter. The key contributor to the decreased Segment EBIT was an increase in costs of purchased finished goods of $0.6 million.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At March 31, 2011, our cash balance was $13.1 million, a decrease of $63.2 million from $76.3 million at December 31, 2010. The decrease was primarily due to the cash interest payment made on our Senior Secured Notes in February, 2011 and the use of cash to redeem $40.0 million of Senior Secured Notes in March, 2011.
Working Capital
The following table presents our working capital components:

(dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	March 31, 2011	December 31, 2010	In dollars	In percent

Accounts receivable — net	$94,222	$92,101	$2,121	2.3%
DSO (1)	42.6	42.0
Inventories — net	$165,081	$148,146	$16,935	11.4%
DIO (2)	74.6	67.6
Accounts payable	$60,164	$59,095	$1,069	1.8%
DPO (3)	27.2	27.0
Working capital (4)	$199,139	$181,152	$17,987	9.9%
DWC (5)	90.0	82.6
Percentage of net sales	24.7%	22.6%

DSO, DIO, DPO and DWC are calculated using net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital, defined as net accounts receivable plus net inventories less accounts payable, was $199.1 million at March 31, 2011, an increase of $18.0 million from December 31, 2010. Our working capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders which typically exceed production levels in the latter part of the year. This quarter, our increase is primarily driven by higher inventories resulting from a planned growth of inventories in Mexico to accommodate scheduled furnace rebuilds and a $4.0 million currency impact. As a result, working capital as a percentage of last twelve-month net sales increased to 24.7 percent at March 31, 2011 from 22.6 percent at December 31, 2010. Working capital as a percentage of last twelve-month net sales at March 31, 2011 is below that of March 31, 2010, which was 24.9 percent.
Borrowings
The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	2011	2010

Borrowings under ABL facility	floating		April 8, 2014	$4,350	$—
Senior Secured Notes	10.0	%(1)	February 15, 2015	360,000	400,000
Promissory note	6.00%		April, 2011 to September, 2016	1,260	1,307
RMB loan contract	floating		July, 2012 to January, 2014	38,175	37,925
BES Euro line	floating		December, 2011 to December, 2013	11,632	10,934

Total borrowings				415,417	450,166
Less — unamortized discount				5,332	6,307
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement (1)				1,986	3,266

Total borrowings — net (2)				$412,071	$447,125

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net include long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $415.4 million at March 31, 2011, compared to total borrowings of $450.2 million at December 31, 2010. The $34.8 million decrease in borrowings was the result of the March 25, 2011 $40.0 million redemption of Senior Secured Notes, offset by an increase in our borrowings under the ABL facility.
Of our total borrowings, $144.2 million, or approximately 34.7 percent, was subject to variable interest rates at March 31, 2011. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.4 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.2 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.
Cash Flow
The following table presents key drivers of our free cash flow for the first quarter.

	Three months ended March 31,		Variance
(dollars in thousands, except percentages)	2011	2010	In dollars	In percent

Net cash used in operating activities	$(23,080)	$(46,165)	$23,085	50.0%
Capital expenditures	(8,506)	(4,148)	(4,358)	105.1%
Proceeds from asset sales and other	4,602	—	4,602	NM
Payment of interest on New PIK Notes	—	29,400	(29,400)	100.0%

Free cash flow (1)	$(26,984)	$(20,913)	$(6,071)	(29.0)%

NM	= not meaningful

(1)	We believe that Free cash flow [net cash used in operating activities, less capital expenditures, plus proceeds from assets sales and other; further adjusted for payment of interest on New PIK Notes] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash used in operating activities to Free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash used in operating activities was $(23.1) million in the first quarter of 2011, compared to net cash used in operating activities of $(46.2) million in the year-ago quarter, or an improvement of $23.1 million. The major factors impacting cash flow from operations were the $56.4 million reduction in net (loss) income offset by $86.2 million of items related to our February 2010 debt refinancing. In addition, we generated lower uses of cash related to accounts receivable and accounts payable as compared to the year-ago quarter of $9.7 million. This was partially offset by a larger use of cash of $3.8 million from increased inventory primarily related to a planned increase in inventory in Mexico to accommodate scheduled furnace rebuilds. We also had a $13.9 million increase in cash interest payments resulting from a change in the timing of payments as a result of the February 2010 debt refinancing.
Our net cash used in investing activities decreased to $(5.1) million in the first quarter of 2011, compared to $(12.6) million in the year-ago period, primarily as a result of a reduction of $7.2 million in payments of call premiums on our senior secured and floating rate notes between periods and cash proceeds received of $4.6 million on the sale of land at our Royal Leerdam facility and the vacant property in Syracuse, New York. Offsetting these amounts were the increase of $4.4 million compared to the prior year first quarter in capital expenditures.
Net cash (used in) provided by financing activities was a $(35.3) million use of cash in the first quarter of 2011, compared to a $22.0 million source of cash in the year-ago quarter. During the first quarter of 2011, we redeemed $40.0 million of our Senior Secured Notes offset by $4.4 million of borrowings on our ABL facility. During the first quarter of 2010, our proceeds from the Senior Secured Notes were only partially offset by the repurchase of our floating rate notes, the redemption of the PIK notes and payment of debt issuance costs. The increase in cash provided by financing activities, along with cash on hand, were used to pay the interest on the PIK notes and the call premium on the floating rate notes.
Our Free cash flow was $(27.0) million during the first quarter of 2011, compared to $(20.9) million in the year-ago quarter, a decrease of $6.1 million. The primary contributors to this change were a larger use of cash from operating activities compared to the year-ago quarter, excluding the interest on the PIK Notes; and an increase in capital expenditures, offset by the cash proceeds on the sale of land, as discussed above.
Derivatives
We have an Interest Rate Agreement (Rate Agreement) with respect to $90.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt, maintain a capital structure containing appropriate amounts of fixed and floating rate debt and reduce net interest payments and expenses in the near-term. The interest rate for our borrowings related to the Rate Agreement at March 31, 2011 is 7.60 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement were to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of March 31, 2011, by Standard and Poor’s.
The fair market value for the Rate Agreement at March 31, 2011, was a $1.9 million asset. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel this agreement and expect it to mature as originally contracted.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2011, we had commodity futures contracts for 2,910,000 million British Thermal Units (BTUs) of natural gas with a fair market value of an $(2.5) million liability. We have hedged a portion of our forecasted transactions through June 2012. At December 31, 2010, we had commodity futures contracts for 3,090,000 million BTUs of natural gas with a fair market value of a $(3.2) million liability. The counterparties for these derivatives were rated BBB+ or better as of March 31, 2011, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of March 31, 2011 we had $4.4 million outstanding under our ABL Facility, and we had $10.4 million of letters of credit issued under that facility. As a result, we had $64.9 million of unused availability remaining under the ABL Facility at March 31, 2011. In addition, we had $13.1 million of cash on hand at March 31, 2011.
Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.
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
Table 1

Reconciliation of net (loss) income to EBIT, EBITDA and	Three months ended
Adjusted EBITDA	March 31,

(dollars in thousands)	2011	2010

Net (loss) income	$(1,001)	$55,410
Add: Interest expense	11,583	9,620
Add: Provision for income taxes	314	1,820

Earnings before interest and income taxes (EBIT)	10,896	66,850
Add: Depreciation and amortization	10,881	10,386

Earnings before interest, taxes, deprecation and amortization (EBITDA)	21,777	77,236
Add: Special items before interest and taxes:
Loss (gain) on redemption of debt (see note 4)(1)	2,803	(56,792)
Facility closure charges (see note 5)(2)	51	362
Gain on sale of land at our Royal Leerdam facility	(3,445)	—

Adjusted EBITDA	$21,186	$20,806

(1)	Loss (gain) on redemption of debt relates to the write-off of finance fees, discounts and a call premium on the redemption of $40.0 million of the Senior Secured Notes in March 2011 and the net gain recorded upon redeeming $80.4 million of New PIK Notes, repurchasing $306.0 million of floating rate notes and writing off finance fees, discounts and a call premium on the floating rate notes in February 2010.

(2)	Facility closure charges are related to the closure of our Syracuse, New York ceramic dinnerware manufacturing facility and our Mira Loma, California distribution center.

We define EBIT as net (loss) income before interest expense and income taxes. The most directly comparable U.S. GAAP financial measure is net (loss) income.
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
We define EBITDA as net (loss) income before interest expense, income taxes, depreciation and amortization. The most directly comparable U.S. GAAP financial measure is net (loss) income.
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

Table 2

Reconciliation of net cash used in operating	Three months ended
activities to free cash flow	March 31,

(dollars in thousands)	2011	2010

Net cash used in operating activities	$(23,080)	$(46,165)
Capital expenditures	(8,506)	(4,148)
Proceeds from asset sales and other	4,602	—
Payment of interest on New PIK Notes	—	29,400

Free cash flow	$(26,984)	$(20,913)

We define Free cash flow as net cash used in operating activities less capital expenditures, adjusted for proceeds from asset sales and other and for the payment of interest on the New PIK Notes. The most directly comparable U.S. GAAP financial measure is net cash used in operating activities.
We believe that Free cash flow is important supplemental information for investors in evaluating cash flow performance in that it provides insight into the cash flow available to fund such things as discretionary debt service, acquisitions and other strategic investment opportunities. It is a measure of performance we use to internally evaluate the overall performance of the business.
Free cash flow is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash used in operating activities recorded under U.S. GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.
Table 3

Reconciliation of working capital	March 31,	December 31,
(dollars in thousands)	2011	2010

Accounts receivable (net)	$94,222	$92,101
Plus: Inventories (net)	165,081	148,146
Less: Accounts payable	60,164	59,095

Working capital	$199,139	$181,152

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
Interest Rates
We have an Interest Rate Agreement (Rate Agreement) with respect to $90.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at March 31, 2011 is 7.60 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement were to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of March 31, 2011, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas due to either general market forces, or in the case of our operations in China, by government mandate. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings and cash flows. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of March 31, 2011.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:
•	A change of 1.0 percent in the discount rate would change our total annual pension and nonpension postretirement expense by approximately $4.5 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $2.4 million.
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
•	Slowdowns in the retail, travel, restaurant and bar or entertainment industries, such as those caused by general economic downturns, terrorism or political or social unrest, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations or reduce the cost competitiveness of our products or those of our subsidiaries.

•	Our business requires us to maintain a large fixed-cost base that can affect our profitability.

•	We may not be able to achieve the international growth contemplated by our strategy.

•	We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.

•	We conduct significant operations at our facility in Monterrey, Mexico, which could be materially adversely affected as a result of the increased levels of drug-related violence in that city.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	The inability to extend or refinance debt of our foreign subsidiaries, or the calling of that debt before scheduled maturity, could adversely impact our liquidity and financial condition.

•	Our cost-reduction projects may not result in anticipated savings in operating costs.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	If we have a fair value impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

•	A severe outbreak, epidemic or pandemic of the H1N1 virus or other contagious disease in a location where we have a facility could adversely impact our results of operations and financial condition.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	If we are unable to obtain raw materials or sourced products or utilities at favorable prices, or at all, our operating performance may be adversely affected.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	High levels of inflation and high interest rates in Mexico and China could adversely affect the operating results and cash flows of our operations there.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	If counterparties to our hedge agreements fail to perform, the hedge agreements would not protect us from fluctuations in certain commodity pricing.

•	Our business may suffer if we do not retain our senior management.

•	We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in their operation, our business and results of operations could suffer.

•	We may not be able to effectively integrate future businesses we acquire or joint ventures we enter into.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

•	We are involved in litigation from time to time in the ordinary course of business.

•	Our products are subject to various health and safety requirements and may be subject to new health and safety requirements in the future; these requirements could have a material adverse effect on our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuers Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

January 1 to January 31, 2011	—	—	—	1,000,000
February 1 to February 28, 2011	—	—	—	1,000,000
March 1 to March 31, 2011	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in 2010, 2009, 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 6. Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Current Report on Form 8-K filed February 22, 2011, and incorporated herein by reference).

4.1	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated October 29, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.3	Amended and Restated Credit Agreement, dated February 8, 2010, among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, Libbey Inc., as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent and the other lenders and agents party thereto (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.4	New Notes Indenture, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.5	Registration Rights Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.6	Intercreditor Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.7	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of April 29, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.1	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.3	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.4	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.5	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.6	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.7	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

Exhibit
Number	Description

10.9	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.12	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.13	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.14	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.15	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.32 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.33 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.34 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.22	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.23	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.24	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.25	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.27	Employment Agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.28	Change in control agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.40 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.29	Amended and Restated 2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.29 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date: May 10, 2011	By	/s/ Richard I. Reynolds
Richard I. Reynolds,
Executive Vice President, Chief Financial Officer