Form 10-Q
period 2011-06-30
LIBBEY INC
filed 2011-08-05
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Common Stock, $.01 par value 19,853,533 shares at July 29, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended June 30,
	2011	2010
Net sales	$214,013	$203,036
Freight billed to customers	838	420

Total revenues	214,851	203,456
Cost of sales	165,015	155,425

Gross profit	49,836	48,031
Selling, general and administrative expenses	25,224	24,719
Special charges	(100)	156

Income from operations	24,712	23,156
Other income	3,064	1,656

Earnings before interest and income taxes	27,776	24,812
Interest expense	10,787	11,768

Income before income taxes	16,989	13,044
Provision for income taxes	1,583	3,477

Net income	$15,406	$9,567

Net income per share:
Basic:	$0.77	$0.59

Diluted:	$0.74	$0.47

Dividends per share	$—	$—

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Six months ended June 30,
	2011	2010
Net sales	$395,028	$376,940
Freight billed to customers	1,249	854

Total revenues	396,277	377,794
Cost of sales	310,295	295,886

Gross profit	85,982	81,908
Selling, general and administrative expenses	50,626	47,543
Special charges	(49)	388

Income from operations	35,405	33,977
(Loss) gain on redemption of debt	(2,803)	56,792
Other income	6,070	893

Earnings before interest and income taxes	38,672	91,662
Interest expense	22,370	21,388

Income before income taxes	16,302	70,274
Provision for income taxes	1,897	5,297

Net income	$14,405	$64,977

Net income per share:
Basic:	$0.72	$3.98

Diluted:	$0.69	$3.21

Dividends per share	$—	$—

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:

Cash and cash equivalents	$44,309	$76,258
Accounts receivable — net	97,687	92,101
Inventories — net	168,197	148,146
Prepaid and other current assets	13,548	6,437

Total current assets	323,741	322,942

Pension asset	14,738	12,767
Purchased intangible assets — net	22,229	23,134
Goodwill	166,572	169,340
Derivative asset	3,356	2,589
Other assets	15,518	17,802

Total other assets	222,413	225,632
Property, plant and equipment — net	269,097	270,397

Total assets	$815,251	$818,971

Liabilities and Shareholders’ Equity:

Accounts payable	$61,612	$59,095
Salaries and wages	29,957	32,087
Accrued liabilities	58,352	51,211
Accrued special charges	202	768
Accrued income taxes	—	3,121
Pension liability (current portion)	6,132	2,330
Non-pension postretirement benefits (current portion)	5,017	5,017
Derivative liability	2,220	3,392
Long-term debt due within one year	3,393	3,142

Total current liabilities	166,885	160,163

Long-term debt	409,109	443,983
Pension liability	105,800	115,521
Non-pension postretirement benefits	67,910	67,737
Deferred income taxes	8,769	8,376
Other long-term liabilities	8,924	11,925

Total liabilities	767,397	807,705

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 19,850,879 shares issued at June 30, 2011 and 19,682,506 at December 31, 2010	199	197
Capital in excess of par value (includes warrants of $1,034 based on 485,309 shares at June 30, 2011 and at December 31, 2010)	302,525	300,692
Retained deficit	(164,272)	(178,677)
Accumulated other comprehensive loss	(90,598)	(110,946)

Total shareholders’ equity	47,854	11,266

Total liabilities and shareholders’ equity	$815,251	$818,971

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2011	2010
Operating activities:
Net income	$15,406	$9,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,027	10,568
(Gain) loss on asset sales	(3,436)	185
Change in accounts receivable	(4,216)	(7,096)
Change in inventories	(4,331)	(3,896)
Change in accounts payable	1,339	5,190
Accrued interest and amortization of discounts, warrants and finance fees	9,479	10,585
Pension & non-pension postretirement benefits	(507)	(134)
Restructuring charges	(421)	2,827
Accrued liabilities & prepaid expenses	9,476	6,843
Income taxes	(5,443)	3,405
Share-based compensation expense	1,140	1,385
Other operating activities	401	(1,317)

Net cash provided by operating activities	29,914	38,112
Investing activities:
Additions to property, plant and equipment	(9,892)	(7,231)
Net proceeds from sale of Traex	12,842	—
Proceeds from asset sales and other	597	—

Net cash provided by (used in) investing activities	3,547	(7,231)
Financing activities:
Net (repayments) on ABL credit facility	(2,245)	—
Other repayments	(49)	(632)
Stock options exercised	3	8
Debt issuance costs and other	(327)	(1,463)

Net cash (used in) financing activities	(2,618)	(2,087)
Effect of exchange rate fluctuations on cash	354	(648)

Increase in cash	31,197	28,146
Cash at beginning of period	13,112	18,027

Cash at end of period	$44,309	$46,173

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,139	$1,123
Cash paid (refunded) during the period for income taxes	$3,208	$(232)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$14,405	$64,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,908	20,954
(Gain) loss on asset sales	(6,796)	265
Change in accounts receivable	(4,802)	(13,612)
Change in inventories	(19,072)	(14,800)
Change in accounts payable	672	788
Accrued interest and amortization of discounts, warrants and finance fees	826	15,791
Gain on redemption of new PIK notes	—	(70,193)
Payment of interest on new PIK notes	—	(29,400)
Call premium on senior notes and floating rate notes	1,203	8,415
Write-off of finance fees & discounts on senior notes, old ABL and floating rate notes	1,600	4,986
Pension & non-pension postretirement benefits	2,944	2,871
Restructuring charges	(566)	2,396
Accrued liabilities & prepaid expenses	1,209	(2,464)
Income taxes	(9,746)	(239)
Share-based compensation expense	1,967	1,831
Other operating activities	1,082	(619)

Net cash provided by (used in) operating activities	6,834	(8,053)
Investing activities:
Additions to property, plant and equipment	(18,398)	(11,379)
Net proceeds from sale of Traex	12,842	—
Call premium on senior notes and floating rate notes	(1,203)	(8,415)
Proceeds from asset sales and other	5,199	—

Net cash used in investing activities	(1,560)	(19,794)
Financing activities:
Net borrowings on ABL credit facility	2,105	—
Other repayments	(97)	(91)
Other borrowings	—	215
Floating rate note payments	—	(306,000)
Senior note payments	(40,000)	—
PIK note payment	—	(51,031)
Proceeds from senior secured notes	—	392,328
Stock options exercised	478	8
Debt issuance costs and other	(443)	(15,496)

Net cash (used in) provided by financing activities	(37,957)	19,933
Effect of exchange rate fluctuations on cash	734	(1,002)

Decrease in cash	(31,949)	(8,916)
Cash at beginning of period	76,258	55,089

Cash at end of period	$44,309	$46,173

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$21,310	$6,140
Cash paid during the period for income taxes	$7,688	$4,702
Supplemental disclosure of non-cash financing activities:
During the first quarter of 2010, we redeemed our PIK notes, resulting in the recognition of a gain of $70.2 million. The gain was offset by $13.4 million of expenses related to the refinancing of the floating rate notes, resulting in a net gain of $56.8 million on the Condensed Consolidated Statement of Operations. See note 4 for further information on this transaction.
See accompanying notes

LIBBEY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(unaudited)
1. Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands, Portugal, China and Mexico. Until April 28, 2011, we also owned and operated a plastics plant in Wisconsin. On April 28, 2011, we sold substantially all of the assets of our plastics subsidiary, Traex, to the Vollrath Company. See note 14 for further discussion of this transaction. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Financial Accounting Standards Board Accounting Standards Codification™ (FASB ASC) Topic 740, “Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets.
Stock-Based Compensation Expense
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2011 was $1.1 million and $1.9 million, respectively. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2010 was $1.4 million and $1.8 million, respectively.
New Accounting Standards
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
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 explains how to measure fair value and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. ASU 2011-04 does not require additional fair value measurements, and it is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The provisions of this update are effective for periods beginning after December 15, 2011. We do not expect the provisions of this update to have any impact on our Condensed Consolidated Financial Statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires presentation of net income, other comprehensive income items and total comprehensive income to be in one continuous statement or two separate but consecutive statements. Other comprehensive income presentation in the statement of stockholders’ equity will no longer be permitted. This update is effective for periods beginning after December 15, 2011. Libbey will incorporate the required presentation changes in the Condensed Consolidated Financial

Statements in the first quarter 2012.
Reclassifications
Certain amounts in the prior year’s financial statements may have been reclassified to conform to the presentation used in the current period financial statements.

3. Balance Sheet Details
The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2011	December 31, 2010

Accounts receivable:
Trade receivables	$97,083	$90,899
Other receivables	604	1,202

Total accounts receivable, less allowances of $5,320 and $5,518	$97,687	$92,101

Inventories:
Finished goods	$151,717	$132,169
Work in process	692	653
Raw materials	3,981	4,444
Repair parts	10,253	9,496
Operating supplies	1,554	1,384

Total inventories, less allowances of $4,934 and $4,658	$168,197	$148,146

Prepaid and other current assets:
Value added tax	$2,136	$1,332
Prepaid expenses	4,009	4,822
Refundable, deferred and prepaid income taxes	7,403	283

Total prepaid and other current assets	$13,548	$6,437

Other assets:
Deposits	$928	$904
Finance fees — net of amortization	10,827	13,012
Other assets	3,763	3,886

Total other assets	$15,518	$17,802

Accrued liabilities:
Accrued incentives	$22,202	$15,060
Workers compensation	9,352	9,608
Medical liabilities	3,494	3,785
Interest	12,891	14,416
Commissions payable	1,101	904
Other accrued liabilities	9,312	7,438

Total accrued liabilities	$58,352	$51,211

Other long-term liabilities:
Deferred liability	$4,146	$4,622
Other long-term liabilities	4,778	7,303

Total other long-term liabilities	$8,924	$11,925

4. Borrowings
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
On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:
•	the entry into an amended and restated credit agreement with respect to our ABL Facility;
•	the issuance of $400.0 million in aggregate principal amount of 10.0 percent Senior Secured Notes of Libbey Glass due 2015;
•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of floating rate notes; and
•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 16.0 percent PIK notes (New PIK Notes).
We used the proceeds of the offering of the Senior Secured Notes, together with cash on hand, to fund the repurchase of the floating rate notes, the redemption of the New PIK notes and to pay certain related fees and expenses. Upon completion of the refinancing, we recorded a gain of $71.7 million related to the redemption of the New PIK notes. $70.2 million of this gain was recorded in the three months ended March 31, 2010. This gain was partially offset by a $13.4 million write-off of bank fees, discounts and a call premium on the floating rate notes, resulting in a net gain of $58.3 million. $56.8 million of this net gain was recorded in the three months ended March 31, 2010, as shown on the Condensed Consolidated Statement of Operations.
Borrowings consist of the following:

			June 30,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2011	2010

Borrowings under ABL facility	floating	April 29, 2016	$2,159	$—
Senior Secured Notes	10.00% (1)	February 15, 2015	360,000	400,000
Promissory note	6.00%	July, 2011 to September, 2016	1,210	1,307
RMB loan contract	floating	July, 2012 to January, 2014	38,675	37,925
BES Euro line	floating	December, 2011 to December, 2013	11,873	10,934

Total borrowings			413,917	450,166
Less — unamortized discount			4,988	6,307
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement (1)			3,573	3,266

Total borrowings — net			412,502	447,125
Less — long term debt due within one year			3,393	3,142

Total long-term portion of borrowings — net			$409,109	$443,983

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.
Amended and Restated ABL Credit Agreement
Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 and amended on April 29, 2011 (ABL Facility), with a group of five financial institutions. The ABL Facility provides for borrowings of up to $100.0 million (reduced from $110.0 million per the amendment on April 29, 2011), subject to certain borrowing base limitations, reserves and outstanding letters of credit.
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
Swingline borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.75 percent and 1.75 percent, respectively, at June 30, 2011. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at June 30, 2011. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $10.0 million. Libbey Glass had no borrowings under the facility at June 30, 2011, while Libbey Europe had outstanding borrowings of $2.2 million at an interest rate of 3.51 percent. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2010. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.
The available total borrowing base is offset by ERISA, rent and tax reserves totaling $3.7 million and mark-to-market reserves for natural gas contracts of $1.2 million. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At June 30, 2011, we had $10.5 million in letters of credit outstanding under the ABL Facility. Remaining unused availability on the new ABL Facility was $69.3 million at June 30, 2011 compared to $65.2 million under the ABL Facility at December 31, 2010.
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
Prior to August 15, 2012, we may redeem in the aggregate up to 35 percent of the original principal amount of Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 110 percent of the principal amount, provided that at least 65 percent of the original principal amount of the Senior Secured Notes must remain outstanding after each redemption and that each redemption occurs within 90 days of the closing of the equity offering. In addition, prior to August 15, 2012, but not more than once in any twelve-month period, we may redeem up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest. The Senior Secured Notes are redeemable at our option, in whole or in part, at any time on or after August 15, 2012 at set redemption prices together with accrued and unpaid interest.
On March 25, 2011, Libbey Glass redeemed an aggregate principal amount of $40.0 million of its outstanding 10.0 percent Senior Secured Notes due 2015, in accordance with the terms of the New Notes Indenture. Pursuant to the terms of the New Notes Indenture, the redemption price for the Senior Secured Notes was 103.0 percent of the principal amount of the redeemed Senior Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the Senior Secured Notes outstanding was $360.0 million. In conjunction with this redemption, we recorded $2.8 million of expense, representing $1.2 million of an early call premium and $1.6 million for the write off of a pro rata amount of financing fees and discounts.
We have an Interest Rate Agreement (Rate Agreement) in place with respect to $90.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to August 15, 2012, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the Rate Agreement at a call price of 103 percent. The Rate Agreement is callable at the counterparty’s option, in whole or in part, at anytime on or after August 15, 2012 at set call premiums. The variable interest rate for our borrowings related to the Rate Agreement at June 30, 2011, excluding applicable fees, is 7.55 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA-, as of June 30, 2011, by Standard and Poor’s.
The fair market value for the Rate Agreement at June 30, 2011 and December 31, 2010 was a $3.3 million asset and a $2.5 million asset, respectively. An adjustment of $3.6 million and $3.3 million was recorded to increase the carrying value of the related long-term debt as of June 30, 2011 and December 31, 2010, respectively. The net impact of $0.1 million expense and $0.5 million income, and $0.6 million income and $0.4 million income, is recorded in other income on the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2011 and June 30, 2010, respectively. See note 9 for further discussion. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We expect this agreement to expire as originally contracted.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2011, we had $1.2 million outstanding on the promissory note. Interest with respect to the promissory note is paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At June 30, 2011, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $38.7 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2011, the annual interest rate was 5.67 percent. As of June 30, 2011, the outstanding balance was RMB 250.0 million (approximately $38.7 million). Interest is payable quarterly. Payments of principal in the amount of RMB 30.0 million (approximately $4.6 million) and RMB 40.0 million (approximately $6.2 million) must be made on July 20, 2012, and December 20, 2012, respectively, and three payments of principal in the amount of RMB 60.0 million (approximately $9.3 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.8 million) with Banco Espírito Santo, S.A. (BES). The $11.9 million outstanding at June 30, 2011 was the U.S. dollar equivalent of the €8.3 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €2.2 million (approximately $3.2 million) is due in December 2011, payment of €2.8 million (approximately $4.0 million) is due in December 2012 and payment of €3.3 million (approximately $4.7 million) is due in December 2013. Interest with respect to the line is paid every six months.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $360.0 million Senior Secured Notes due February 15, 2015 had an estimated fair value of $388.8 million at June 30, 2011. The fair value of the remainder of our debt approximates carrying value at June 30, 2011 due to variable rates.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of June 30, 2011 we had $2.2 million outstanding under our ABL Facility, and we had $10.5 million of letters of credit issued under that facility. As a result, we had $69.3 million of unused availability remaining under the ABL Facility at June 30, 2011. In addition, we had $44.3 million of cash on hand at June 30, 2011.

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
We incurred no additional charges for the three months ended June 30, 2011. We incurred charges of approximately $0.1 million in the six months ended June 30, 2011 related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Condensed Consolidated Statement of Operations in the Other Operations segment as detailed in the table below.
We incurred additional charges of approximately $0.2 million and $0.5 million in the three months and six months ended June 30, 2010 related to these planned closures. Special charges of $0.2 million and $0.4 million were primarily related to employee termination and building site clean up costs in the three months and six months ended June 30, 2010, respectively. These amounts were included in special charges on the Condensed Consolidated Statement of Operations in the Glass Operations and Other Operations segment as detailed in the table below.
Other income on the Condensed Consolidated Statement of Operations included a charge of $0.1 million for the first six months of 2010 for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. This amount was included in the Other Operations segment.
The following table summarizes the facility closure charges in the second quarter of 2011 and 2010:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Glass	Other		Glass	Other
(dollars in thousands)	Operations	Operations	Total	Operations	Operations	Total
Building site clean-up & fixed asset write-down	$—	$—	$—	$—	$156	$156

Included in special charges	—	—	—	—	156	156

Total pretax charge	$—	$—	$—	$—	$156	$156

The following table summarizes the facility closure charges in the first six months of 2011 and 2010:

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Glass	Other		Glass	Other
(dollars in thousands)	Operations	Operations	Total	Operations	Operations	Total
Employee termination cost & other	$—	$167	$167	$29	$76	$105
Building site clean-up & fixed asset write-down	—	(116)	(116)	—	283	283

Included in special charges	—	51	51	29	359	388
Ineffectiveness of natural gas hedge	—	—	—	—	(130)	(130)

Included in other (expense) income	—	—	—	—	(130)	(130)

Total pretax charge	$—	$51	$51	$29	$489	$518

The following reflects the balance sheet activity related to the facility closure charge for the period ended June 30, 2011:

	Balances	Total	Cash	Inventory &		Balances at
	at December 31,	Charge to	(payments)	Fixed asset	Non-cash	June 30,
(dollars in thousands)	2010	Earnings	receipts	Write Downs	Utilization	2011
Building site clean-up & fixed asset write-down	$151	$(116)	$(5)	$21	$(51)	$—
Employee termination cost & other	301	167	(314)	—	(154)	—

Total	$452	$51	$(319)	$21	$(205)	$—

The activities related to our closure of the Syracuse China manufacturing facility and our Mira Loma, California distribution center are complete. The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

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
During the three months and six months ended June 30, 2011, we recorded a $0.1 million income adjustment to special charges in the Glass Operations segment.
The following reflects the balance sheet activity related to the fixed asset and inventory write-down charge as of June 30, 2011:

	Reserve				Reserve
	Balances at	Total	Cash	Inventory &	Balances at
	December 31,	Charge to	(payments)	Fixed asset	June 30,
(Dollars in thousands)	2010	Earnings	receipts	Write Downs	2011
Building site clean-up & fixed asset write-down	$316	$(57)	$(13)	$(44)	$202

Total	$316	$(57)	$(13)	$(44)	$202

The ending balance of $0.2 million at June 30, 2011 was included in accrued special charges on the Condensed Consolidated Balance Sheets; we expect this to result in cash payments during the remainder of 2011.
During the second quarter of 2010, we wrote down certain after-processing equipment within our Glass Operations segment. The non-cash charge of $2.7 million was included in cost of sales on the Condensed Consolidated Statement of Operations. During the second quarter of 2011, we received a $1.0 million credit from the supplier of this equipment. This was recorded in selling, general and administrative expense and other income on the Condensed Consolidated Statements of Operations.

Summary of Total Special Charges
The following table summarizes the special charges mentioned above and their classifications in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Cost of sales	$43	$2,687	$43	$2,687
Selling general & administrative	(805)	—	(805)	—
Special charges (income)	(100)	156	(49)	388
Other (income) expense	(216)	—	(216)	130

Total (income) expense	$(1,078)	$2,843	$(1,027)	$3,205

6. Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures. At June 30, 2011 and December 31, 2010 we had $1.3 million and $1.1 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.
FASB ASC 740-20, “Income Taxes — Intraperiod Tax Allocation”, requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. There is no tax benefit included in our income tax provision for the three months and six months ended June 30, 2011. There was a $0.4 million tax benefit recorded for the three months and six months ended June 30, 2010. Depending upon the level of our future earnings and losses and their impact on other comprehensive income, it is possible that these tax adjustments may change or even reverse in future periods.
Further, our current and future provision for income taxes for 2011 is significantly impacted by valuation allowances. In the United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets. For the three months and six months ended June 30, 2011, we did not release any valuation allowance. During the first quarter of 2010, we reduced our valuation allowance by $1.1 million. The release of the valuation allowance in 2010 was related to net operating losses in Mexico that were utilized. In assessing the need for recording a valuation allowance we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, and whether there was an unusual, infrequent, or extraordinary item to be considered. We intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
Total income tax payments for the three months ended June 30, 2011, were $4.6 million, including $3.2 million in cash and $1.4 million in credits or offsets. Total income tax payments for the three months ended June 30, 2010, were refunds of $0.1 million, including a refund of $0.2 million in cash and $0.1 million in credits or offsets. Total income tax payments for the six months ended June 30, 2011, were $11.2 million, including $7.7 million in cash and $3.5 million in credits or offsets. Total income tax payments for the six months ended June 30, 2010, were $5.5 million, including $4.7 million in cash and $0.8 million in credits or offsets.
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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010

Service cost	$1,314	$1,450	$457	$405	$1,771	$1,855
Interest cost	3,940	4,061	1,361	1,083	5,301	5,144
Expected return on plan assets	(4,259)	(4,186)	(625)	(518)	(4,884)	(4,704)
Amortization of unrecognized:
Prior service cost	541	582	90	32	631	614
Loss	1,112	978	134	109	1,246	1,087

Pension expense	$2,648	$2,885	$1,417	$1,111	$4,065	$3,996

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010

Service cost	$2,746	$2,900	$885	$801	$3,631	$3,701
Interest cost	8,028	8,122	2,621	2,245	10,649	10,367
Expected return on plan assets	(8,572)	(8,372)	(1,190)	(1,183)	(9,762)	(9,555)
Amortization of unrecognized:
Prior service cost	1,082	1,164	172	62	1,254	1,226
Loss	2,330	1,956	260	210	2,590	2,166

Pension expense	$5,614	$5,770	$2,748	$2,135	$8,362	$7,905

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
The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010

Service cost	$306	$389	$1	$1	$307	$390
Interest cost	891	918	33	31	924	949
Amortization of unrecognized:
Prior service gain	106	(2)	—	—	106	(2)
Loss / (Gain)	264	236	(4)	(6)	260	230

Non-pension postretirement benefit expense	$1,567	$1,541	$30	$26	$1,597	$1,567

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010

Service cost	$679	$778	$1	$1	$680	$779
Interest cost	1,816	1,836	62	62	1,878	1,898
Amortization of unrecognized:
Prior service gain	211	(4)	—	—	211	(4)
Loss / (Gain)	554	472	(8)	(13)	546	459

Non-pension postretirement benefit expense	$3,260	$3,082	$55	$50	$3,315	$3,132

In 2011, we expect to utilize approximately $31.5 million in cash to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $6.7 million and $10.2 million of cash were utilized in the three months and six months ended June 30, 2011, respectively.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods. Based on the analysis to date, the impact of provisions in the Acts which are reasonably determinable is not expected to have a material impact on our postretirement benefit plans. We will continue to assess the provisions of the Acts and may consider plan amendments and design changes in future periods to better align these plans with the provisions of the Acts.
8. Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six months Ended June 30,
(dollars in thousands, except earnings per share)	2011	2010	2011	2010

Numerators for earnings per share —
—Net income that is available to common shareholders	$15,406	$9,567	$14,405	$64,977

Denominator for basic earnings per share —
Weighted average shares outstanding	20,099,003	16,352,049	20,027,493	16,307,955

Effect of stock options and restricted stock units	627,566	535,143	642,300	430,018

Effect of warrants	134,877	3,553,443	142,577	3,506,553

Total effect of dilutive securities	762,443	4,088,586	784,877	3,936,571

Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	20,861,446	20,440,635	20,812,370	20,244,526

Basic earnings per share:	$0.77	$0.59	$0.72	$3.98

Diluted earnings per share:	$0.74	$0.47	$0.69	$3.21

In October 2009, we entered into a transaction with Merrill Lynch PCG, Inc. (the “Investor”) to exchange the existing 16.0 percent Old PIK Notes due in December 2011, for a combination of debt and equity securities (Exchange Transaction). As part of the Exchange Transaction, we issued warrants conveying the right to purchase, for $0.01 per share, 3,466,856 shares of Libbey Inc. common stock. These warrants were exercised and shares were issued in August 2010.
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
Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2011		December 31, 2010
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments under FASB ASC 815:	Location	Value	Location	Value
Interest rate contract	Derivative asset	$3,334	Derivative asset	$2,536
Natural gas contracts	Derivative asset	22	Derivative asset	53

Total designated		$3,356		$2,589

	Liability Derivatives:
(dollars in thousands)	June 30, 2011		December 31, 2010
Derivatives designated as hedging	Balance Sheet	Fair	Balance Sheet	Fair
instruments under FASB ASC 815:	Location	Value	Location	Value
Natural gas contracts	Derivative liability	$1,679	Derivative liability	$3,117

Total designated		1,679		3,117

Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability	64	Derivative liability	124
Currency contracts	Derivative liability	477	Derivative liability	151

Total undesignated		541		275

Total		$2,220		$3,392

Interest Rate Swaps as Fair Value Hedges
In the first quarter of 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that is to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. In August 2010, $10.0 million of the swap was called for a premium of $0.3 million. As of June 30, 2011 the notional amount of the interest rate swap agreement is $90.0 million.
Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other income on the Condensed Consolidated Statements of Operations along with the offsetting loss or gain on the related interest rate swap.

Amount of gain (loss) recognized in other income

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Interest rate swap	$(1,587)	$2,374	$(2,231)	$1,489
Related long-term debt	1,443	(1,795)	2,723	(1,073)

Net impact on other income	$(144)	$579	$492	$416

Commodity Future Contracts Designated as Cash Flow Hedges
We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. Certain of our natural gas futures contracts are now classified as ineffective, as the forecasted transactions are not probable of occurring due to the closure of our Syracuse China facility in April 2009. Under FASB ASC 815, “Derivatives and Hedging”, when the forecasted transactions of a hedging relationship become not probable of occurring, the gains or losses that have been classified in accumulated other comprehensive loss in prior periods for those contracts affected should be reclassified into earnings. We recognized immaterial amounts for both three month periods and an immaterial amount and $0.1 million for the six months ended June 30, 2011 and 2010, respectively, in other income on the Condensed Consolidated Statements of Operations relating to these contracts. As of June 30, 2011, we had commodity contracts for 2,370,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2010, we had commodity contracts for 3,090,000 million BTUs of natural gas.
Most of our natural gas derivatives qualify and are designated as cash flow hedges (except certain contracts originally designated to expected purchases at Syracuse China) at June 30, 2011. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive income to current expense in cost of sales in our Condensed Consolidated Statement of Operations. We paid additional cash of $1.2 million and $2.4 million in the three months ended June 30, 2011 and 2010, respectively, and $2.0 million and $3.1 million in the six months ended June 30, 2011 and 2010, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.7 million of expense in our Condensed Consolidated Statement of Operations.
Amount of derivative gain/(loss) recognized in OCI (effective portion)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(487)	$272	$(636)	$(4,149)

Total	$(487)	$272	$(636)	$(4,149)

Gain / (loss) reclassified from Accumulated Other Comprehensive Loss to Condensed Consolidated Statements of Operations (effective portion)

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2011	2010	2011	2010
Derivative:	Location:
Natural gas contracts	Cost of sales	$(1,213)	$(2,357)	$(2,042)	$(3,116)

Total impact on net (loss) income		$(1,213)	$(2,357)	$(2,042)	$(3,116)

The following table provides the impact on the Condensed Consolidated Statement of Operations from derivatives no longer designated as cash flow hedges, primarily related to the closure of our Syracuse China facility:
Gain (loss) recognized in income
(ineffective portion and amount excluded from effectiveness testing)

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2011	2010	2011	2010
Derivative:	Location:
Natural gas contracts	Other income	$(4)	$29	$(5)	$(101)

Total		$(4)	$29	$(5)	$(101)

Currency Contracts
Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. During 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of June 30, 2011 and December 31, 2010 we had contracts for $15.1 million Canadian dollars and $18.7 million Canadian dollars, respectively.
Gains and losses for derivatives which were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2011	2010	2011	2010
Derivative:	Location:
Currency contracts	Other income	$128	$639	$(326)	$639

Total		$128	$639	$(326)	$639

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and natural gas hedges, as the counterparties are established financial institutions. The counterparty is rated AA- for the Interest Rate Agreement and BBB+ or better for the counterparties to the other derivative agreements as of June 30, 2011, by Standard and Poor’s.

10. Comprehensive Income
Components of comprehensive income (net of tax) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$15,406	$9,567	$14,405	$64,977
Minimum pension and non-pension postretirement liability and intangible pension asset, net of tax	7,696	2,332	9,808	3,910
Effect of derivatives, net of tax	686	2,442	1,300	284
Effect of exchange rate fluctuations	2,644	(9,148)	9,240	(15,662)

Total comprehensive income	$26,432	$5,193	$34,753	$53,509

Accumulated other comprehensive loss (net of tax) is as follows:

			Minimum Pension
	Effect of		and Non-Pension	Total
	Exchange		Retirement Liability	Accumulated
	Rate	Cash Flow	and Intangible	Comprehensive
(dollars in thousands)	Fluctuation	Derivatives	Pension Asset	Loss
Balance on December 31, 2010	$(2,661)	$(1,121)	$(107,164)	$(110,946)
2011 change	9,240	1,455	10,132	20,827
Translation effect	—	(49)	(545)	(594)
Tax effect	—	(106)	221	115

Balance on June 30, 2011	$6,579	$179	$(97,356)	$(90,598)

11. Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three month and six month periods ended June 30, 2011 and June 30, 2010.
At June 30, 2011, December 31, 2010 and June 30, 2010, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, the “Subsidiary Guarantors”). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, “Non-Guarantor Subsidiaries”), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

	Three months ended June 30, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$104,355	20,431	107,408	(18,181)	$214,013
Freight billed to customers	—	203	376	259	—	838

Total revenues	—	104,558	20,807	107,667	(18,181)	214,851
Cost of sales	—	80,588	14,968	87,640	(18,181)	165,015

Gross profit	—	23,970	5,839	20,027	—	49,836
Selling, general and administrative expenses	—	13,655	2,143	9,426	—	25,224
Special charges	—	(100)	—	—	—	(100)

Income (loss) from operations	—	10,415	3,696	10,601	—	24,712
Other income (expense)	—	(222)	3,320	(34)	—	3,064

Earnings (loss) before interest and income taxes	—	10,193	7,016	10,567	—	27,776
Interest expense	—	7,897	—	2,890	—	10,787

Earnings (loss) before income taxes	—	2,296	7,016	7,677	—	16,989
Provision (benefit) for income taxes	—	1,252	(17)	348	—	1,583

Net income (loss)	—	1,044	7,033	7,329	—	15,406
Equity in net income (loss) of subsidiaries	15,406	14,362	—	—	(29,768)	—

Net income (loss)	$15,406	$15,406	$7,033	$7,329	$(29,768)	$15,406

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 5 and 14):

	Three months ended June 30, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$43	$—	$—	$—	$43
Selling, general and administrative expenses	—	(385)	—	—	—	(385)
Special charges	—	(100)	—	—	—	(100)
Other (income) expense	—	—	(3,321)	(216)	—	(3,537)

Total pretax special items	—	(442)	(3,321)	(216)	—	(3,979)

Provision for income taxes	—	—	—	(922)	—	(922)

Special items net of tax	$—	$(442)	$(3,321)	$(1,138)	$—	$(4,901)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

	Three months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$103,534	$23,158	$91,728	$(15,384)	$203,036
Freight billed to customers	—	159	215	46	—	420

Total revenues	—	103,693	23,373	91,774	(15,384)	203,456
Cost of sales	—	78,792	16,235	75,782	(15,384)	155,425

Gross profit	—	24,901	7,138	15,992	—	48,031
Selling, general and administrative expenses	—	13,845	2,422	8,452	—	24,719
Special charges	—	—	156	—	—	156

Income (loss) from operations	—	11,056	4,560	7,540	—	23,156
Other income (expense)	—	399	6	1,251	—	1,656

Earnings (loss) before interest and income taxes	—	11,455	4,566	8,791	—	24,812
Interest expense	—	10,656	(6)	1,118	—	11,768

Earnings (loss) before income taxes	—	799	4,572	7,673	—	13,044
Provision (benefit) for income taxes	—	(763)	(86)	4,326	—	3,477

Net income (loss)	—	1,562	4,658	3,347	—	9,567
Equity in net income (loss) of subsidiaries	9,567	8,005	—	—	(17,572)	—

Net income (loss)	$9,567	$9,567	$4,658	$3,347	$(17,572)	$9,567

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 5):

	Three months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$(945)	$—	$2,687	$—	$1,742
Special charges	—	—	156	—	—	156
Other income (expense)	—	—	—	—	—	—

Total pretax special items	$—	$(945)	$156	$2,687	$—	$1,898

Special items net of tax	$—	$(945)	$156	$2,687	$—	$1,898

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)

	Six months ended June 30, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$194,924	40,187	190,752	(30,835)	$395,028
Freight billed to customers	—	354	570	325	—	1,249

Total revenues	—	195,278	40,757	191,077	(30,835)	396,277
Cost of sales	—	155,451	29,838	155,841	(30,835)	310,295

Gross profit	—	39,827	10,919	35,236	—	85,982
Selling, general and administrative expenses	—	27,595	4,425	18,606	—	50,626
Special charges	—	(100)	51	—	—	(49)

Income (loss) from operations	—	12,332	6,443	16,630	—	35,405
Other income (expense)	—	(2,777)	3,354	2,690	—	3,267

Earnings (loss) before interest and income taxes	—	9,555	9,797	19,320	—	38,672
Interest expense	—	16,690	—	5,680	—	22,370

Earnings (loss) before income taxes	—	(7,135)	9,797	13,640	—	16,302
Provision (benefit) for income taxes	—	630	55	1,212	—	1,897

Net income (loss)	—	(7,765)	9,742	12,428	—	14,405
Equity in net income (loss) of subsidiaries	14,405	22,170	—	—	(36,575)	—

Net income (loss)	$14,405	$14,405	$9,742	$12,428	$(36,575)	$14,405

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4, 5 and 14):

	Six months ended June 30, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$43	$—	$—	$—	$43
Selling, general and administrative expenses	—	(385)	—	—	—	(385)
Special charges	—	(100)	51	—	—	(49)
Other expense (income)	—	2,803	(3,321)	(3,661)	—	(4,179)

Total pretax special items	—	2,361	(3,270)	(3,661)	—	(4,570)

Special items net of tax	$—	$2,361	$(3,270)	$(3,661)	$—	$(4,570)

(unaudited) Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

	Six months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$189,697	$42,720	$172,795	$(28,272)	$376,940
Freight billed to customers	—	325	429	100	—	854

Total revenues	—	190,022	43,149	172,895	(28,272)	377,794
Cost of sales	—	150,348	30,342	143,468	(28,272)	295,886

Gross profit	—	39,674	12,807	29,427	—	81,908
Selling, general and administrative expenses	—	26,251	4,588	16,704	—	47,543
Special charges	—	29	359	—	—	388

Income (loss) from operations	—	13,394	7,860	12,723	—	33,977
Other income (expense)	—	56,391	(142)	1,436	—	57,685

Earnings (loss) before interest and income taxes	—	69,785	7,718	14,159	—	91,662
Interest expense	—	19,134	(6)	2,260	—	21,388

Earnings (loss) before income taxes	—	50,651	7,724	11,899	—	70,274
Provision (benefit) for income taxes	—	(743)	58	5,982	—	5,297

Net income (loss)	—	51,394	7,666	5,917	—	64,977
Equity in net income (loss) of subsidiaries	64,977	13,583	—	—	(78,560)	—

Net income (loss)	$64,977	$64,977	$7,666	$5,917	$(78,560)	$64,977

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 4 and 5):

	Six months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cost of sales	$—	$(945)	$—	$2,687	$—	$1,742
Special charges	—	29	359	—	—	388
Other expense (income)	—	(56,792)	130	—	—	(56,662)

Total pretax special items	$—	$(57,708)	$489	$2,687	$—	$(54,532)

Special items net of tax	$—	$(57,708)	$489	$2,687	$—	$(54,532)

Libbey Inc.
Condensed Consolidating Balance Sheets
(dollars in thousands)

	June 30, 2011 (unaudited)
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$25,772	367	18,170	$—	$44,309
Accounts receivable — net	—	36,961	4,998	55,728	—	97,687
Inventories — net	—	58,272	19,439	90,486	—	168,197
Other current assets	—	18,160	3,421	14,314	(22,347)	13,548

Total current assets	—	139,165	28,225	178,698	(22,347)	323,741
Other non-current assets	—	18,510	8	34,233	(19,139)	33,612
Investments in and advances to subsidiaries	47,854	349,797	207,256	(34,749)	(570,158)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	149,621	—	188,801

Total other assets	47,854	395,140	219,611	149,105	(589,297)	222,413
Property, plant and equipment — net	—	69,140	391	199,566	—	269,097

Total assets	$47,854	$603,445	$248,227	$527,369	$(611,644)	$815,251

Accounts payable	$—	$13,182	2,350	46,080		$61,612
Accrued and other current liabilities	—	64,188	25,566	36,031	(23,905)	101,880
Notes payable and long-term debt due within one year	—	227	—	3,166	—	3,393

Total current liabilities	—	77,597	27,916	85,277	(23,905)	166,885
Long-term debt	—	359,568	—	49,541	—	409,109
Other long-term liabilities	—	138,201	14,194	56,589	(17,581)	191,403

Total liabilities	—	575,366	42,110	191,407	(41,486)	767,397
Total shareholders’ equity (deficit)	47,854	28,079	206,117	335,962	(570,158)	47,854

Total liabilities and shareholders’ equity (deficit)	$47,854	$603,445	$248,227	$527,369	$(611,644)	$815,251

	December 31, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash and equivalents	$—	$58,277	293	17,688	—	$76,258
Accounts receivable — net	—	37,099	5,360	49,642	—	92,101
Inventories — net	—	52,398	19,902	75,846	—	148,146
Other current assets	—	(2,634)	10,960	10,518	(12,407)	6,437

Total current assets	—	145,140	36,515	153,694	(12,407)	322,942
Other non-current assets		8,344	2,779	41,169	(19,134)	33,158
Investments in and advances to subsidiaries	11,266	360,784	189,171	(32,151)	(529,070)	—
Goodwill and purchased intangible assets — net		26,833	15,761	149,880	—	192,474

Total other assets	11,266	395,961	207,711	158,898	(548,204)	225,632
Property, plant and equipment — net	—	72,892	4,862	192,643	—	270,397

Total assets	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Accounts payable	$—	$13,514	2,926	42,655	—	$59,095
Accrued and other current liabilities	—	48,092	27,811	34,430	(12,407)	97,926
Notes payable and long-term debt due within one year	—	227	—	2,915	—	3,142

Total current liabilities	—	61,833	30,737	80,000	(12,407)	160,163
Long-term debt	—	398,039	—	45,944	—	443,983
Other long-term liabilities	—	131,100	21,964	69,629	(19,134)	203,559

Total liabilities	—	590,972	52,701	195,573	(31,541)	807,705
Total shareholders’ equity (deficit)	11,266	23,021	196,387	309,662	(529,070)	11,266

Total liabilities and shareholders’ equity (deficit)	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended June 30, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$15,406	$15,406	$7,033	$7,329	$(29,768)	$15,406
Depreciation and amortization	—	3,767	61	7,199	—	11,027
Other operating activities	(15,406)	13,791	(19,756)	(4,916)	29,768	3,481

Net cash provided by (used in) operating activities	—	32,964	(12,662)	9,612	—	29,914
Additions to property, plant & equipment	—	(2,273)	—	(7,619)	—	(9,892)
Other investing activities	—	33	12,842	564	—	13,439

Net cash (used in) investing activities	—	(2,240)	12,842	(7,055)	—	3,547
Net borrowings	—	(4,399)	—	2,105	—	(2,294)
Other financing activities	—	(324)	—	—	—	(324)

Net cash provided by (used in) financing activities	—	(4,723)	—	2,105	—	(2,618)
Exchange effect on cash	—	—	—	354	—	354

Increase (decrease) in cash	—	26,001	180	5,016	—	31,197
Cash at beginning of period	—	(229)	187	13,154	—	13,112

Cash at end of period	$—	$25,772	$367	$18,170	$—	$44,309

	Three months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$9,567	$9,567	$4,658	$3,347	$(17,572)	$9,567
Depreciation and amortization	—	3,862	192	6,514	—	10,568
Other operating activities	(9,567)	11,514	(4,860)	3,318	17,572	17,977

Net cash provided by (used in) operating activities	—	24,943	(10)	13,179	—	38,112
Additions to property, plant & equipment	—	(1,945)	(14)	(5,272)	—	(7,231)
Other investing activities	—	—	—	—	—	—

Net cash (used in) investing activities	—	(1,945)	(14)	(5,272)	—	(7,231)
Net borrowings	—	(46)	—	(586)	—	(632)
Other financing activities	—	(1,455)	—	—	—	(1,455)

Net cash provided by (used in) financing activities	—	(1,501)	—	(586)	—	(2,087)
Exchange effect on cash	—	—	—	(648)	—	(648)

Increase (decrease) in cash	—	21,497	(24)	6,673	—	28,146
Cash at beginning of period	—	11,640	270	6,117	—	18,027

Cash at end of period	$—	$33,137	$246	$12,790	$—	$46,173

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30, 2011
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$14,405	$14,405	$9,742	$12,428	$(36,575)	$14,405
Depreciation and amortization	—	7,575	259	14,074	—	21,908
Other operating activities	(14,405)	(9,168)	(23,266)	(19,215)	36,575	(29,479)

Net cash provided by (used in) operating activities	—	12,812	(13,265)	7,287	—	6,834
Additions to property, plant & equipment	—	(4,085)	(3)	(14,310)	—	(18,398)
Other investing activities	—	(1,170)	13,342	4,666	—	16,838

Net cash (used in) investing activities	—	(5,255)	13,339	(9,644)	—	(1,560)
Net borrowings	—	(40,097)	—	2,105	—	(37,992)
Other financing activities	—	35	—	—	—	35

Net cash provided by (used in) financing activities	—	(40,062)	—	2,105	—	(37,957)
Exchange effect on cash	—	—	—	734	—	734

Increase (decrease) in cash	—	(32,505)	74	482	—	(31,949)
Cash at beginning of period	—	58,277	293	17,688	—	76,258

Cash at end of period	$—	$25,772	$367	$18,170	$—	$44,309

	Six months ended June 30, 2010
	Libbey	Libbey		Non-
	Inc.	Glass	Subsidiary	Guarantor
	(Parent)	(Issuer)	Guarantors	Subsidiaries	Eliminations	Consolidated

Net income (loss)	$64,977	$64,977	$7,666	$5,917	$(78,560)	$64,977
Depreciation and amortization	—	7,711	386	12,857	—	20,954
Other operating activities	(64,977)	(85,196)	(8,211)	(14,160)	78,560	(93,984)

Net cash provided by (used in) operating activities	—	(12,508)	(159)	4,614	—	(8,053)
Additions to property, plant & equipment	—	(3,044)	(14)	(8,321)	—	(11,379)
Other investing activities	—	(8,415)	—	—	—	(8,415)

Net cash (used in) investing activities	—	(11,459)	(14)	(8,321)	—	(19,794)
Net borrowings	—	35,206	—	215	—	35,421
Other financing activities	—	(15,488)	—	—	—	(15,488)

Net cash provided by (used in) financing activities	—	19,718	—	215	—	19,933
Exchange effect on cash	—	—	—	(1,002)	—	(1,002)

Increase (decrease) in cash	—	(4,249)	(173)	(4,494)	—	(8,916)
Cash at beginning of period	—	37,386	419	17,284	—	55,089

Cash at end of period	$—	$33,137	$246	$12,790	$—	$46,173

12. Segments
We have revised our segment structure to reflect our reorganization from geographical regions to one global company. Under this new structure, we have two reportable segments: Glass Operations and Other Operations. The classifications are defined as follows:
Glass Operations — includes worldwide sales of glass tableware and other glass products from domestic and international subsidiaries.
Other Operations — includes worldwide sales of ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were sold through April 28, 2011.
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
Certain activities not related to any particular reportable segment are reported within retained corporate costs. These costs include certain headquarter, administrative and facility costs, and other costs that are global in nature and are not allocable to the reporting segments. Corporate assets primarily include finance fees, capitalized software, and income tax assets.
The accounting policies of the reportable segments are the same as those described in note 2. We do not have any customers who represent 10 percent or more of total sales. Inter-segment sales are consummated at arm’s length and are reflected in eliminations below.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Net Sales:
Glass Operations	$194,487	$180,815	$356,540	$335,959
Other Operations	19,690	22,376	38,851	41,250
Eliminations	(164)	(155)	(363)	(269)

Consolidated	$214,013	$203,036	$395,028	$376,940

Segment EBIT:
Glass Operations	$29,973	31,188	47,364	46,614
Other Operations	3,762	4,754	6,641	8,239

Total Segment EBIT	$33,735	$35,942	$54,005	$54,853

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$33,735	$35,942	$54,005	$54,853
Retained corporate costs	(9,938)	(9,232)	(19,903)	(17,723)
(Loss) gain on redemption of debt (note 4)	—	—	(2,803)	56,792
Gain on sale of Traex	3,321	—	3,321	—
Gain on sale of land (1)	—	—	3,445	—
Restructuring and other charges (note 5)	1,078	(2,843)	1,027	(3,205)
Other special income (charges) (2)	(420)	945	(420)	945
Interest expense	(10,787)	(11,768)	(22,370)	(21,388)
Income taxes	(1,583)	(3,477)	(1,897)	(5,297)

Net income	$15,406	$9,567	$14,405	$64,977

Depreciation & Amortization:
Glass Operations	$10,531	$10,025	$20,780	$19,869
Other Operations	54	184	246	371
Corporate	442	359	882	714

Consolidated	$11,027	$10,568	$21,908	$20,954

Capital Expenditures:
Glass Operations	$9,347	$6,962	$17,769	$10,801
Other Operations	—	14	3	14
Corporate	545	255	626	564

Consolidated	$9,892	$7,231	$18,398	$11,379

	June 30,	December 31,
(dollars in thousands)	2011	2010

Segment Assets:
Glass Operations	$755,753	$752,058
Other Operations	36,930	45,944
Corporate	22,568	20,969

Consolidated	$815,251	$818,971

(1)	Net gain on the sale of land at our Royal Leerdam facility.

(2)	For 2011 this represents CEO transition expenses and for 2010 this is an insurance claim recovery.
13. Fair Value
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

Asset / (Liability)	Fair Value at June 30, 2011				Fair Value at December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Commodity futures natural gas contracts	$—	$(1,721)	$—	$(1,721)	$—	$(3,188)	$—	$(3,188)
Currency contracts	—	(477)	—	(477)	—	(151)	—	(151)
Interest rate agreements	—	3,334	—	3,334	—	2,536	—	2,536

Net derivative liability	$—	$1,136	$—	$1,136	$—	$(803)	$—	$(803)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Condensed Consolidated Balance Sheets with $3.4 million in derivative asset and $2.2 million in derivative liability as of June 30, 2011. As of December 31, 2010, $2.6 million was recorded in derivative asset and $3.4 million in derivative liability on the Condensed Consolidated Balance Sheets.
The commodity futures natural gas contracts and interest rate agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.
14. Other Income
Items included in other income in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Gain on sale of land at Royal Leerdam	$—	—	3,445	—
Gain on sale of Traex (1)	3,321	—	3,321	—
Loss on currency translation	(409)	963	(1,575)	433
Income (expense) on hedging activities	(148)	608	487	315
Other non-operating income	300	85	392	145

Other income	$3,064	$1,656	$6,070	$893

(1) On April 28, 2011, substantially all of the assets of our Traex subsidiary (now known as Dane Holding Co.) were sold to the Vollrath Company for $12.8 million, resulting in a gain of $3.3 million.

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
Overview
Economic market conditions continued to be challenging during the first half of 2011. Our sales have improved compared to the same period last year. We have experienced solid net sales growth in our China and European sales regions. Our shipments to U.S. and Canadian foodservice glassware customers improved modestly. On March 25, 2011, we redeemed an aggregate principal amount of $40.0 million of our outstanding 10.0 percent Senior Secured Notes due 2015. See note 4 to the Condensed Consolidated Financial Statements for further discussion of this transaction. Effective the first quarter of 2011, we reorganized from geographical regions to one global company. Under this new structure, we have two operating segments: Glass Operations and Other Operations. These operating segments are defined as follows:
Glass Operations—includes worldwide sales of glass tableware and other glass operations from domestic and international subsidiaries.
Other Operations—includes worldwide sales of ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were sold through April 28, 2011.
Beginning in 2011, when we discuss sales by region, it is based on our salesforce’s regional sales accountability. Prior year sales by location have been recomputed using our new definition.
Results of Operations — Second Quarter 2011 Compared with Second Quarter 2010

(dollars in thousands, except percentages and	Three months ended June 30,		Variance
per-share amounts)	2011	2010	In dollars	In percent
Net sales	$214,013	$203,036	$10,977	5.4%
Gross profit (2)	$49,836	$48,031	$1,805	3.8%
Gross profit margin	23.3%	23.7%
Income from operations (IFO) (2)(3)	$24,712	$23,156	$1,556	6.7%
IFO margin	11.5%	11.4%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$27,776	$24,812	$2,964	11.9%
EBIT margin	13.0%	12.2%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$38,803	$35,380	$3,423	9.7%
EBITDA margin	18.1%	17.4%
Adjusted EBITDA(1)	$34,824	$37,278	$(2,454)	(6.6)%
Adjusted EBITDA margin	16.3%	18.4%
Net income (2)(3)(4)	$15,406	$9,567	$5,839	61.0%
Net income margin	7.2%	4.7%
Diluted net income per share	$0.74	$0.47	$0.27	57.4%

(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	The 2010 period includes a fixed asset write-down of $2.7 million related to after-processing equipment and a credit of $0.9 million related to an insurance claim recovery in our Glass Operations segment. (See note 5 to the Condensed Consolidated Financial Statements).

(3)	In addition to item (2) above, the 2011 period includes a restructuring credit of $0.1 million related to the closure of the decorating operations at our Shreveport manufacturing facility, CEO transition expenses of $0.4 million and an equipment credit from a supplier of $0.8 million. The 2010 period includes a charge of $0.2 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements.)

(4)	In addition to item (3) above, the 2011 period includes a $3.3 million gain on the sale of substantially all of the assets of our Traex subsidiary and a $0.2 million equipment credit from a supplier. (See notes 5 and 14 to the Condensed Consolidated Financial Statements). 2010 includes a credit of $0.9 million related to an insurance claim recovery in 2010
Net Sales
For the quarter-ended June 30, 2011, net sales increased 5.4 percent to $214.0 million, compared to $203.0 million in the year-ago quarter. Excluding the impact of currency, net sales increased 1.9 percent. Net sales in the Glass Operations segment were $194.5 million, an increase of 7.6 percent (3.6 percent excluding the impact of currency on net sales), compared to $180.8 million in the second quarter of 2010. Primary contributors to the increased net sales were a 58.5 percent increase in net sales within our China sales region (51.0 percent excluding the impact of currency), a 28.6 percent increase in net sales within our European sales region (13.9 percent excluding the impact of currency), and a 10.6 percent increase in net sales within our International region (7.5 percent excluding the impact of currency), compared to the year-ago quarter. The 51.0 percent increase in our China sales region, excluding the impact of currency, is the result of our change in our go-to-market strategy in the domestic Chinese market to a multiple distributor model versus one master distributor. The increase in the European sales region, excluding the currency impact, is a result of increased shipments to customers, principally in the business to business market channel. The increase in the International sales region, excluding currency, is attributable to higher sales in various regions of the world, mainly in the retail market channel. Net sales within our Mexico region increased 5.5 percent although net sales were flat when the currency impact is excluded. Net sales to U.S. and Canadian foodservice glassware customers increased 1.3 percent, as shipments to foodservice customers were stronger in May and June following a weak April. Net sales to U.S. and Canadian retail customers decreased 3.8 percent during the second quarter of 2011 compared to an extremely strong second quarter of 2010 when retail net sales grew 13.5 percent. In the year-ago period, we had a pipeline fill of newly listed products to a major retailer; however in the second quarter of 2011, we experienced replacement sales at naturally lower volumes. Net sales in the Other Operations segment were $19.7 million, compared to $22.4 million in the prior-year quarter, a decrease of 12.0 percent. The decline in net sales in the Other Operations segment is attributable to a $3.1 million decline in net sales of Traex products compared to the prior-year quarter and a 2.7 percent decline in net sales to World Tableware customers, partially offset by a 16.8 percent increase in net sales of Syracuse China products as we had increased volume and a stronger mix of products sold. The decrease in net sales of Traex products in the second quarter of 2011 is a result of the sale of substantially all of the assets of our Traex subsidiary in late April 2011. The decline in net sales of Traex products accounted for more than the total $2.7 million decrease in net sales for Other Operations.
Gross Profit
For the quarter ended June 30, 2011, gross profit increased by $1.8 million, or 3.8 percent, to $49.8 million, compared to $48.0 million in the year-ago quarter. Gross profit as a percentage of net sales decreased to 23.3 percent, compared to 23.7 percent in the year-ago quarter. Excluding currency impact, the improvement in gross profit is attributable to increased production activity, which resulted in a $1.2 million benefit, net of cost increases inherent with higher activity levels and higher net sales of $1.5 million, and a favorable currency impact of $1.7 million, primarily due to the impact of changes in the value of the Euro and the Mexican peso. In 2010, gross profit was impacted by the $2.7 million write-down of certain after-processing equipment recorded in our Glass Operations segment, offset by a $0.9 million insurance claim recovery. Offsetting these favorable items for the second quarter 2011 were distribution cost increases of $0.6 million related to the higher level of sales, increased diesel fuel costs for freight and increases in direct materials (primarily packaging) of $2.7 million. In addition, we experienced lost production in Mexico due to a short-term raw material issue and lost production in Holland due to minor flooding. These two situations, which have been resolved, negatively impacted gross profit by approximately $1.0 million.
Income From Operations
Income from operations for the quarter ended June 30, 2011 increased $1.5 million, to $24.7 million, compared to $23.2 million in the year-ago quarter. Income from operations as a percentage of net sales was 11.5 percent in the second quarter of 2011, compared to 11.4 percent in the year-ago quarter. The improvement in income from operations is a result of higher gross profit (discussed above), offset by a $0.5 million increase in selling, general and administrative expenses resulting from the change in currency exchange rates.

Earnings Before Interest and Income Taxes (EBIT)
EBIT for the quarter ended June 30, 2011 increased by $3.0 million, or 11.9 percent, to $27.8 million in 2011 from $24.8 million in 2010. EBIT as a percentage of net sales increased to 13.0 percent in the second quarter of 2011, compared to 12.2 percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations. In April 2011 we sold substantially all of the assets of our Traex subsidiary and recorded a gain in other income of $3.3 million. These factors were offset by a $1.4 million decline in other income versus the prior year quarter related to an unfavorable swing in foreign currency translation gains and a $0.8 million swing in unfavorable hedging expense.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $3.4 million in the second quarter of 2011, to $38.8 million, compared to $35.4 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 18.1 percent for the second quarter 2011, from 17.4 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under EBIT.
Adjusted EBITDA
Adjusted EBITDA decreased by $2.5 million in the second quarter of 2011, to $34.8 million, compared to $37.3 million in the year-ago quarter. As a percentage of net sales, Adjusted EBITDA was 16.3 percent for the second quarter 2011, compared to 18.4 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under EBITDA, the exclusion of a $3.3 million gain on the sale of substantially all of the assets of our Traex subsidiary, and the $1.0 million equipment credit in 2011. In 2010 we excluded from Adjusted EBITDA a $2.7 million write-down on certain after-processing equipment in our Glass Operations segment, partially offset by a $0.9 million insurance claim recovery.
Net Income and Diluted Net Income Per Share
We recorded net income of $15.4 million, or $0.74 per diluted share, in the second quarter of 2011, compared to $9.6 million, or $0.47 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 7.2 percent in the second quarter 2011, compared to 4.7 percent in the year-ago quarter. The improvement in net income and diluted net income per share is generally due to the factors discussed in EBIT above, a $1.0 million reduction in interest expense and a $1.9 million decrease in the provision for income taxes. The reduction in interest expense is the result of the $40.0 million debt repayment completed in March 2011. The effective tax rate was 9.3 percent for the quarter compared to 26.7 percent in the year-ago quarter. The effective tax rate fluctuates due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures.

Results of Operations — First Six Months 2011 Compared with First Six Months 2010

(dollars in thousands, except percentages and	Six months ended June 30,		Variance
per-share amounts)	2011	2010	In dollars	In percent
Net sales	$395,028	$376,940	$18,088	4.8%
Gross profit (2)	$85,982	$81,908	$4,074	5.0%
Gross profit margin	21.8%	21.7%
Income from operations (IFO)(2)(3)	$35,405	$33,977	$1,428	4.2%
IFO margin	9.0%	9.0%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$38,672	$91,662	$(52,990)	(57.8)%
EBIT margin	9.8%	24.3%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$60,580	$112,616	$(52,036)	(46.2)%
EBITDA margin	15.3%	29.9%
Adjusted EBITDA(1)	$56,010	$58,084	$(2,074)	(3.6)%
Adjusted EBITDA margin	14.2%	15.4%
Net income (2)(3)(4)	$14,405	$64,977	$(50,572)	(77.8)%
Net income margin	3.6%	17.2%
Diluted net income per share	$0.69	$3.21	$(2.52)	(78.5)%

(1)	We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)	2010 includes a fixed asset write-down of $2.7 million related to after-processing equipment and a credit of $0.9 million for an insurance claim recovery in our Glass Operations segment. (See note 5 to the Condensed Consolidated Financial Statements).

(3)	In addition to item (2) above, the 2011 period includes CEO transition expenses of $0.4 million, net of an equipment credit of $0.8 million. The 2010 period includes a restructuring charge of $0.4 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See note 5 to the Condensed Consolidated Financial Statements).

(4)	In addition to item (3) above, the 2011 period includes a gain of $3.3 million related to the gain on the sale of substantially all of the assets of our Traex subsidiary, income of $3.4 million related to the gain on the sale of land at our Royal Leerdam facility, a loss of $2.8 million related to the loss on redemption of $40.0 million of Senior Secured Notes and a equipment credit of $0.2 million. The 2010 period includes income of $56.8 million related to the gain on redemption of the New PIK Notes and restructuring charges of $0.1 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 4, 5 and 14 to the Condensed Consolidated Financial Statements).
Net Sales
For the six months ended June 30, 2011, net sales increased 4.8 percent to $395.0 million, compared to $376.9 million in the year-ago period. Excluding the impact of currency, net sales increased 2.6 percent. Net sales in the Glass Operations segment were $356.5 million, an increase of 6.1 percent (3.7 percent excluding the impact of currency on net sales), compared to $336.0 million in the first six months of 2010. Primary contributors to the increased net sales included a 69.3 percent increase in net sales within our China sales region (62.3 percent excluding the impact of currency), a 14.4 percent increase in net sales within our European sales region (7.8 percent excluding the impact of currency), and a 17.9 percent increase in net sales within our International region (15.9 percent excluding the impact of currency), compared to the year-ago period. The 62.3 percent increase in our China sales region, excluding the impact of currency, is the result of our change in our go-to-market strategy in the domestic Chinese market to a multiple distributor model versus one master distributor. The increases, excluding the currency impact, in the European and International sales regions are the result of increased shipments to customers. Including the currency impact, net sales within our Mexico region were flat. Excluding the currency impact, net sales within our Mexico region declined 4.7 percent as a result of decreased sales within our business to business channel. Net sales to U.S. and Canadian foodservice glassware customers increased 1.1 percent, net sales to U.S. and Canadian retail customers increased 1.1 percent and net sales to U.S. and Canadian business to business customers increased 7.7 percent during the first six months of 2011 compared to the first six months of 2010. The 7.7 percent increase in U.S. and Canadian business to business is the result of increased shipments to those customers for various OEM uses. Net sales in the Other Operations segment were $38.9 million, compared to $41.3 million in the prior-year. The decline in net sales in the Other Operations segment is entirely attributable to a $3.3 million decrease in net sales of Traex products as a result of the sale of substantially all of the assets of our Traex subsidiary in late April 2011. Partially offsetting the decline in net sales of Traex products were a 5.9 percent increase in net sales of Syracuse China products, as we had increased volume and a stronger mix of products sold, and a 1.5 percent increase in net sales to World Tableware customers.
Gross Profit
For the six months ended June 30, 2011, gross profit increased by $4.1 million, or 5.0 percent, to $86.0 million, compared to $81.9 million in the year-ago period. Gross profit as a percentage of net sales increased to 21.8 percent, compared to 21.7 percent in the year-ago period. Excluding currency impact, the improvement in gross profit was attributable to higher net sales resulting in a $4.1 million impact. A favorable currency impact contributed another $2.0 million primarily due to the impact of changes in the value of the Euro and the Mexican peso. In 2010, gross profit was impacted by the $2.7 million write-down of certain after-processing equipment recorded in our Glass Operations segment, partially offset by a $0.9 million insurance claim recovery. Partially offsetting the favorable items for the six months in 2011 was the lost production we experienced in Mexico due to a short-term raw material issue and in Holland due to minor flooding. These two situations, which have been resolved, negatively impacted gross profit by approximately $1.0 million. In addition there was an increase in distribution cost of $1.4 million related to the higher level of sales and diesel fuel costs for freight and an increase in direct materials (primarily packaging) of $4.5 million, offset by a decrease in natural gas of $2.6 million.
Income From Operations
Income from operations for the six months ended June 30, 2011 increased $1.4 million, to $35.4 million, compared to $34.0 million in the year-ago period. Income from operations as a percentage of net sales was 9.0 percent in the first six months of both 2011 and 2010. The $1.4 million improvement in income from operations is a result of higher sales volume, as the gross profit margin (discussed above) was unchanged. Selling, general and administrative expenses increased $3.1 million for the 2011 period compared to the prior year. Of the increase in selling, general and administrative expense, $0.8 million is due to the impact of currency exchange rates, $1.5 million is attributable to higher labor and benefit costs and $0.4 million is attributable to CEO transition expenses.
Earnings Before Interest and Income Taxes (EBIT)
EBIT for the six months ended June 30, 2011 was $38.7 million compared to $91.7 million for the six months ended June 30, 2010. EBIT as a percentage of net sales decreased to 9.8 percent in the first six months of 2011, compared to 24.3 percent in the year-ago period. EBIT for the first six months of 2010 included a $56.8 million gain on redemption of debt, net of certain transaction expenses. See note 4 for a further discussion of this gain. Other income increased by $5.2 million in 2011 compared to 2010 due to the $3.3 million gain on the sale of substantially all of the assets of our Traex subsidiary and the $3.4 million gain on the sale of land at our Royal Leerdam facility located in the Netherlands. Partially offsetting these was a $2.0 million unfavorable swing in foreign currency translation.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $52.0 million, or 46.2 percent, in the first six months of 2011, to $60.6 million, compared to $112.6 million in the year-ago period. As a percentage of net sales, EBITDA was 15.3 percent for the first six months of 2011, compared to 29.9 percent in the year-ago period. The key contributors to the decrease in EBITDA were those factors discussed above under EBIT.
Adjusted EBITDA
Adjusted EBITDA decreased by $2.1 million, or 3.6 percent, in the first six months of 2011, to $56.0 million, compared to $58.1 million in the year-ago period. As a percentage of net sales, Adjusted EBITDA was 14.2 percent for the first six months of 2011, compared to 15.4 percent in the year-ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under EBITDA, and the exclusion of a $2.8 million loss on redemption of debt in 2011, a $3.4 million gain on the 2011 sale of land at our Royal Leerdam facility, a $3.3 million gain on the April 2011 sale of substantially all of the assets of our Traex subsidiary, an equipment credit of $1.0 million in 2011, $0.4 million of CEO transition expenses in 2011, a $56.8 million gain on redemption of debt in 2010, a $2.7 million fixed asset write down of after-processing equipment in our Glass Operations segment in 2010, a $0.9 million insurance claim recovery in 2010 and a $0.5 million facility closure charge in 2010.

Net Income and Diluted Net Income Per Share
We recorded net income of $14.4 million, or $0.69 per diluted share, in the first six months of 2011, compared to net income of $65.0 million, or $3.21 per diluted share, in the year-ago period. Net income as a percentage of net sales was 3.6 percent in the first six months 2011, compared to 17.2 percent in the year-ago period. The reduction in net income and diluted net income per share is generally due to the factors discussed in EBIT above and a $1.0 million reduction in interest expense. The reduction in interest expense is driven by lower debt levels and the impact of the debt refinancing completed in February 2010. The lower debt levels in 2011 partially offset the change in interest rates. The effective tax rate was 11.6 percent for the current six month period compared to 7.5 percent in the year-ago period. The effective tax rate fluctuates due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures.
Segment Results of Operations

	Three months ended				Six months ended
	June 30,		Variance		June 30,		Variance
(dollars in thousands)	2011	2010	In dollars	In percent	2011	2010	In dollars	In percent
Net Sales:
Glass Operations	$194,487	$180,815	$13,672	7.6%	$356,540	$335,959	$20,581	6.1%
Other Operations	19,690	22,376	(2,686)	(12.0)%	38,851	41,250	(2,399)	(5.8)%
Eliminations	(164)	(155)			(363)	(269)

Consolidated	$214,013	$203,036	$10,977	5.4%	$395,028	$376,940	$18,088	4.8%

Segment EBIT (1):
Glass Operations	$29,973	$31,188	$(1,215)	(3.9)%	$47,364	$46,614	$750	1.6%
Other Operations	3,762	4,754	(992)	(20.9)%	6,641	8,239	(1,598)	(19.4)%

Total Segment EBIT	$33,735	$35,942	$(2,207)	(6.1)%	$54,005	$54,853	$(848)	(1.5)%

Segment EBIT Margin:
Glass Operations	15.4%	17.2%			13.3%	13.9%
Other Operations	19.1%	21.2%			17.1%	20.0%

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$33,735	$35,942			$54,005	$54,853
Retained corporate costs (2)	(9,938)	(9,232)			(19,903)	(17,723)
(Loss) gain on redemption of debt (note 4)	—	—			(2,803)	56,792
Gain on sale of Traex	3,321	—			3,321	—
Gain on sale of land	—	—			3,445	—
Restructuring and other charges (note 5)	1,078	(2,843)			1,027	(3,205)
Other special income (charges)	(420)	945			(420)	945
Interest expense	(10,787)	(11,768)			(22,370)	(21,388)
Income taxes	(1,583)	(3,477)			(1,897)	(5,297)

Net income	$15,406	$9,567			$14,405	$64,977

(1)	Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs.

(2)	Retained corporate costs include certain headquarter, administrative and facility costs, and other costs that are not allocable to the reporting segments.

Segment Results of Operations – Second Quarter 2011 Compared to Second Quarter 2010
Glass Operations
For the quarter ended June 30, 2011, net sales increased 7.6 percent (3.6 percent excluding the impact of currency on net sales) to $194.5 million from $180.8 million in the year-ago quarter. Primary contributors to the increased net sales compared to the year-ago quarter included a 58.5 percent increase in net sales within our China sales region (51.0 percent excluding the impact of currency), a 28.6 percent increase in net sales within our European sales region (13.9 percent excluding the impact of currency), and a 10.6 percent increase in net sales within our International region (7.5 percent excluding the impact of currency). The 51.0 percent increase in net sales in our China sales region, excluding the impact of currency, is the result of our change in our go-to-market strategy in the domestic Chinese market to a multiple distributor model versus one master distributor. The increase in the European sales region, excluding the currency impact, is a result of increased shipments to customers, principally in the business to business market channel. The increase in the International sales region, excluding currency, is attributable to higher sales in various regions of the world, mainly in the retail market channel. Net sales within our Mexico region increased 5.5 percent although net sales within our Mexico sales region were flat excluding the currency impact. Net sales to U.S. and Canadian foodservice glassware customers increased 1.3 percent, as shipments to foodservice customers were stronger in May and June following a weak April. Net sales to U.S. and Canadian retail customers decreased 3.8 percent during the second quarter of 2011 compared to an extremely strong second quarter of 2010, when retail net sales grew 13.5 percent. In the year-ago period, we had a pipeline fill of newly listed products to a major retailer; however, in the second quarter of 2011, we experienced replacement sales which are naturally at lower volumes.
Segment EBIT decreased to $30.0 million for the quarter ended June 30, 2011, compared to $31.2 million for the year-ago quarter. Segment EBIT as a percentage of net sales decreased to 15.4 percent in the second quarter of 2011, compared to 17.2 percent in the year-ago quarter. The primary drivers for the decline include lost production in Mexico due to a short-term raw material issue, combined with lost production in Holland due to minor flooding. These two situations, which have been resolved, negatively impacted Segment EBIT during the second quarter by approximately $1.0 million. In addition, there were distribution cost increases of $0.5 million related to the higher level of sales and diesel fuel costs for freight and increases in direct materials (primarily packaging) of $1.5 million. Other income includes an unfavorable swing of $2.0 million primarily related to larger foreign currency translation losses versus the prior-year period and an unfavorable swing in hedging expense. Partially offsetting these declines was increased production activity resulting in a $0.4 million benefit, net of cost increases inherent with higher activity levels, a benefit of $2.9 million as a result of higher net sales and a favorable currency impact of $1.0 million from changes primarily in the value of the Euro and Mexican peso.
Other Operations
For the quarter ended June 30, 2011, net sales decreased 12.0 percent to $19.7 million from $22.4 million in the year-ago quarter. The decrease in net sales is primarily attributable to a $3.1 million reduction in net sales of Traex products, as a result of the sale of substantially all of the assets of our Traex subsidiary in April 2011, and a 2.7 percent decline in net sales to World Tableware customers, which more than offset a 16.8 percent increase in Syracuse China product sales from increased volume and a stronger mix of products sold.
Segment EBIT decreased by $1.0 million, or 20.9 percent, to $3.8 million for the second quarter of 2011, compared to $4.8 million in the year-ago quarter. Segment EBIT as a percentage of net sales decreased to 19.1 percent in the second quarter of 2011, compared to 21.2 percent in the year-ago quarter. The key contributor to the decreased Segment EBIT was the decrease in sales volume explained above offset by an increase in costs of purchased finished goods of $1.3 million.
Segment Results of Operations – First Six Months 2011 Compared to First Six Months 2010
Glass Operations
For the six months ended June 30, 2011, net sales increased 6.1 percent (3.7 percent excluding the impact of currency on sales), compared to $336.0 million in the first six months of 2010. Primary contributors to the increased net sales were a 69.3 percent increase in net sales within our China sales region (62.3 percent excluding the impact of currency), a 14.4 percent increase in net sales within our European sales region (7.8 percent excluding the impact of currency), and a 17.9 percent increase in net sales within our International region (15.9 percent excluding the impact of currency), compared to the year-ago period. The 62.3 percent increase in our China sales region, excluding the impact of currency, is the result of our change in our go-to-market strategy in the domestic Chinese market to a multiple distributor model versus one master distributor. The increases, excluding the currency impact, in the

European and International sales regions are the result of increased shipments to customers. Net sales within our Mexico region were flat and, excluding the currency impact, decreased 4.7 percent compared to the prior-year period. The decline is the result of decreased sales within our business to business channel. Net sales to U.S. and Canadian foodservice glassware customers increased 1.1 percent, net sales to U.S. and Canadian retail customers increased 1.1 percent and net sales to U.S. and Canadian business to business customers increased 7.7 percent during the first six months of 2011 compared to the first six months of 2010. The 7.7 percent increase in net sales to U.S. and Canadian business to business customers is the result of increased shipments to those customers for various OEM uses.
Segment EBIT increased to $47.4 million for the first half of 2011, compared to $46.6 million for the year-ago period. Segment EBIT as a percentage of net sales decreased to 13.3 percent in the first half of 2011, compared to 13.9 percent in the year-ago period. The primary drivers of the $0.8 million increase in Segment EBIT were the impact of the $5.7 million increase in net sales, excluding the impact of currency, and a $1.2 million favorable currency impact, primarily from changes in value of the Mexican peso and the Euro, partially offset by slightly lower production activity, net of volume-related production and sales costs of $1.7 million, excluding the impact of currency. Other income includes an unfavorable swing of $2.5 million primarily related to larger foreign currency translation losses versus the prior-year period. In addition, we experienced lost production in Mexico due to a short-term raw material issue and lost production in Holland due to minor flooding. These two situations, which have been resolved, negatively impacted gross profit by approximately $1.0 million. The 2011 period also included increases in distribution costs of $1.6 million related to the higher level of sales and diesel fuel costs for freight and in direct materials (primarily packaging) of $3.4 million, offset by a decrease in natural gas of $2.5 million.
Other Operations
For the six months ended June 30, 2011, net sales decreased 5.8 percent to $38.9 million from $41.2 million in the year-ago quarter. The decrease in net sales is the result of a $3.3 million reduction in the net sales of Traex products, partially offset by a 1.5 percent increase in net sales to World Tableware customers and a 5.9 percent increase in net sales of Syracuse China product, as we had increased volume and a stronger mix of products sold. The reduction in net sales of Traex products in the first six months of 2011 is attributable to the sale in late April 2011 of substantially all of the assets of our Traex subsidiary.
Segment EBIT decreased by $1.6 million, or 19.4 percent, to $6.6 million for the six months ended June 30, 2011, compared to $8.2 million in the year-ago period. Segment EBIT as a percentage of net sales decreased to 17.1 percent in the six months ended June 30, 2011, compared to 20.0 percent in the year-ago period. The key contributor to the decreased Segment EBIT was the decrease in sales volume explained above offset by an increase in costs of purchased finished goods of $0.8 million.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At June 30, 2011 our cash balance was $44.3 million, a decrease of $32.0 million from $76.3 million at December 31, 2010. The decrease was primarily due to the cash interest payment made on our Senior Secured Notes in February, 2011 and the use of cash to redeem $40.0 million of Senior Secured Notes in March, 2011.

Working Capital
The following table presents our working capital components:

(dollars in thousands, except percentages			Variance
and DSO, DIO, DPO and DWC)	June 30, 2011	December 31, 2010	In dollars	In percent
Accounts receivable — net	$97,687	$92,101	$5,586	6.1%
DSO (1)	44.0	42.0
Inventories — net	$168,197	$148,146	$20,051	13.5%
DIO (2)	75.8	67.6
Accounts payable	$61,612	$59,095	$2,517	4.3%
DPO (3)	27.8	27.0
Working capital (4)	$204,272	$181,152	$23,120	12.8%
DWC (5)	92.1	82.6
Percentage of net sales	25.2%	22.6%

DSO, DIO, DPO and DWC are calculated using the last twelve months net sales as the denominator and are based on a 365-day calendar year.

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $204.3 million at June 30, 2011, an increase of $23.1 million from December 31, 2010. Included in this increase was a $5.5 million increase caused by currency exchange rates. Our working capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. This quarter, our increase is primarily due to higher inventories and accounts receivable, as we began to experience the effects of both higher sales and production levels. We also experienced a slight increase in accounts payable when compared to the end of 2010 due to higher production levels and capital expenditures. Our DSO also increased compared to the end of the year as increased collections will typically lag any increase in sales volume. As a result of the factors above, working capital as a percentage of net sales increased to 25.2 percent at June 30, 2011 from 22.6 percent at December 31, 2010. However, working capital as a percentage of net sales at June 30, 2011 is comparable to that of 25.1 percent at June 30, 2010.

Borrowings
The following table presents our total borrowings:

			June 30,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2011	2010

Borrowings under ABL facility	floating	April 29, 2016	$2,159	$—
Senior Secured Notes	10.00% (1)	February 15, 2015	360,000	400,000
Promissory note	6.00%	July, 2011 to September, 2016	1,210	1,307
RMB loan contract	floating	July, 2012 to January, 2014	38,675	37,925
BES Euro line	floating	December, 2011 to December, 2013	11,873	10,934
Total borrowings			413,917	450,166
Less — unamortized discount			4,988	6,307
Plus — Carrying value adjustment on debt related to the Interest Rate Agreement (1)			3,573	3,266

Total borrowings — net (2)			$412,502	$447,125

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net include long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $413.9 million at June 30, 2011, compared to total borrowings of $450.2 million at December 31, 2010. The $36.3 million decrease in borrowings was the result of the March 25, 2011 $40.0 million redemption of Senior Secured Notes, offset by an increase in our borrowings under the ABL facility. The entire increase in the RMB loan contract and the BES Euro line from December 31, 2010 results from changes in exchange rates.
Of our total borrowings, $142.7 million, or approximately 34.5 percent, was subject to variable interest rates at June 30, 2011. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.4 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.1 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.
Cash Flow
The following table presents key drivers to our free cash flow for the second quarter.

	Three months ended June 30,		Variance
(dollars in thousands, except percentages)	2011	2010	In dollars	In percent

Net cash provided by operating activities	$29,914	$38,112	$(8,198)	(21.5)%
Capital expenditures	(9,892)	(7,231)	(2,661)	(36.8)%
Net proceeds from sale of Traex	12,842	—	12,842	NM
Proceeds from asset sales and other	597	—	597	NM

Free cash flow (1)	$33,461	$30,881	$2,580	8.4%

NM = not meaningful

(1)	We believe that Free cash flow [net cash provided by operating activities, less capital expenditures, plus proceeds from asset sales and the sale of Traex] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by operating activities to Free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $29.9 million in the second quarter of 2011, compared to net cash provided by operating activities of $38.1 million in the year-ago quarter, or a decrease of $8.2 million. The major factors impacting cash flow from operations were improvements of $5.8 million from net income, $2.9 million from changes in accounts receivable, offset by unfavorable cash flow impact of $8.8 million from changes in income tax accounts, $3.7 million in accounts payable change, and a

$3.6 million gain on asset sales.
Our net cash provided by investing activities was $3.5 million in the second quarter of 2011, compared to a $7.2 million use of cash in the year-ago period, primarily as a result of the $12.8 million in net proceeds from the sale of substantially all of the assets of our Traex subsidiary in April 2011.
Net cash used in financing activities was $2.6 million in the second quarter of 2011, compared to $2.1 million in the year-ago quarter. During the second quarter of 2011, we utilized $2.2 million for repayments on our ABL credit facility, while there were no borrowings or repayments on this facility for the second quarter of 2010. There was $1.5 million of debt issuance costs in the second quarter 2010 compared to $0.3 million in the second quarter 2011.
Our free cash flow was $33.5 million during the second quarter of 2011, compared to $30.9 million in the year-ago quarter, an increase of $2.6 million. The primary contributors to this change were the $12.8 million in net proceeds from the sale of substantially all of the assets of our Traex subsidiary, offset by an $8.2 million decrease in cash provided by operating activities, as discussed above.
The following table presents key drivers to our free cash flow for the first six months.

	Six months ended June 30,		Variance
(dollars in thousands, except percentages)	2011	2010	In dollars	In percent

Net cash provided by (used in) operating activities	$6,834	$(8,053)	$14,887	184.9%
Capital expenditures	(18,398)	(11,379)	(7,019)	(61.7)%
Net proceeds from sale of Traex	12,842	—	12,842	NM
Proceeds from asset sales and other	5,199	—	5,199	NM
Payment of interest on New PIK Notes	—	29,400	(29,400)	(100.0)%

Free cash flow (1)	$6,477	$9,968	$(3,491)	(35.0)%

NM = not meaningful

(1)	We believe that Free cash flow [net cash provided by (used in) operating activities, less capital expenditures, plus proceeds from asset sales and the sale of Traex; further adjusted for payment of interest on New PIK Notes] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to Free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Our net cash provided by operating activities was $6.8 million in the first six months of 2011, compared to net cash used in operating activities of $(8.1) million in the year-ago period, or a increase of $14.9 million. The major factors impacting cash flow from operations were the $50.6 million reduction to net income, $15.0 million from changes in accrued interest and amortization of discounts, warrants and finance fees, $9.5 million from changes in the income tax accounts, $7.1 million change in (gain) loss on asset sales, offset by $89.0 million of items related to our debt refinancing and $4.4 million from the impact of increased working capital related to increased sales and production.
Our net cash used in investing activities decreased to $1.6 million in the first six months of 2011, compared to $19.8 million in the year-ago period, primarily as a result of the $12.8 million in net proceeds from the sale of substantially all of the assets of our Traex subsidiary in April 2011 and $5.2 million in proceeds from asset sales during the first six months of 2011 primarily related to the sale of land at our Royal Leerdam facility and the vacant property in Syracuse, New York, compared to no proceeds in the prior year period.
Net cash provided by (used in) financing activities was $(38.0) million in the first six months of 2011, compared to $19.9 million in the year-ago period. During the first half of 2011, we redeemed $40.0 million of Senior Secured Notes offset by $2.1 million of net borrowings on our ABL facility. During the first half of 2010, our proceeds from the Senior Secured Notes were more than offset by the repurchase of our floating rate notes, the redemption of the New PIK notes and payment of debt issuance costs.
Our Free cash flow was $6.5 million during the first six months of 2011, compared to $10.0 million in the year-ago period, a decrease of $3.5 million. The primary contributors to this change were the increase in cash flow from operating activities, which included payment of interest on the New PIK Notes in 2010, proceeds from asset sales and the sale of substantially all of the assets of our Traex subsidiary, as discussed above, all offset by a $7.0 million increase in capital expenditures in the current period.

Derivatives
We have an Interest Rate Agreement (Rate Agreement) with respect to $90.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at June 30, 2011 is 7.55 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of June 30, 2011, by Standard and Poor’s.
The fair market value for the Rate Agreement at June 30, 2011, was a $3.3 million asset. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel this agreement and expect it to mature as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2011, we had commodity futures contracts for 2,370,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(1.7) million liability. We have hedged a portion of our forecasted transactions through December 2012. At December 31, 2010, we had commodity futures contracts for 3,090,000 million BTUs of natural gas with a fair market value of a $(3.2) million liability. The counterparties for these derivatives were rated BBB+ or better as of June 30, 2010, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of June 30, 2011 we had $2.2 million outstanding under our ABL Facility, and we had $10.5 million of letters of credit issued under that facility. As a result, we had $69.3 million of unused availability remaining under the ABL Facility at June 30, 2011. In addition, we had $44.3 million of cash on hand at June 30, 2011.
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
Table 1

Reconciliation of net income to EBIT, EBITDA	Three months ended		Six months ended
and Adjusted EBITDA	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010

Net income	$15,406	$9,567	$14,405	$64,977
Add: Interest expense	10,787	11,768	22,370	21,388
Add: Provision for income taxes	1,583	3,477	1,897	5,297

Earnings before interest and income taxes (EBIT)	27,776	24,812	38,672	91,662
Add: Depreciation and amortization	11,027	10,568	21,908	20,954

Earnings before interest, taxes, deprecation and amortization (EBITDA)	38,803	35,380	60,580	112,616
Add: Special items before interest and taxes:
Loss (gain) on redemption of debt (see note 4) (1)	—	—	2,803	(56,792)
Facility closure charges (see note 5) (2)	(57)	156	(6)	518
Gain on sale of land at our Royal Leerdam facility	—	—	(3,445)	—
Gain on sale of Traex	(3,321)	—	(3,321)	—
Fixed asset write-down (see note 5)	(1,021)	2,687	(1,021)	2,687
Insurance claim recovery	—	(945)	—	(945)
CEO transistion expenses	420	—	420	—

Adjusted EBITDA	$34,824	$37,278	$56,010	$58,084

(1)	Loss (gain) on redemption of debt relates to the write-off of finance fees, discounts and a call premium on the redemption of $40.0 million of the Senior Secured Notes in March 2011 and the net gain recorded upon redeeming $80.4 million of New PIK Notes, repurchasing $306.0 million of floating rate notes and writing off finance fees, discounts and a call premium on the floating rate notes in February 2010.

(2)	Facility closure charges are related to the closure of our Syracuse, New York ceramic dinnerware manufacturing facility, our Mira Loma, California distribution center and the decorating operations at our Shreveport manufacturing facility.
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
Table 2

Reconciliation of net cash provided by (used in)	Three months ended		Six months ended
operating activities to free cash flow	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010

Net cash provided by (used in) operating activities	$29,914	$38,112	$6,834	$(8,053)
Capital expenditures	(9,892)	(7,231)	(18,398)	(11,379)
Net proceeds from sale of Traex	12,842	—	12,842	—
Proceeds from asset sales and other	597	—	5,199	—
Payment of interest on New PIK Notes	—	—	—	29,400

Free cash flow	$33,461	$30,881	$6,477	$9,968

We define Free cash flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from asset sales and the sale of Traex; further adjusted for the payment of interest on the New PIK Notes. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.

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
Table 3

Reconciliation of working capital	June 30,	December 31,
(dollars in thousands)	2011	2010

Accounts receivable (net)	$97,687	$92,101
Plus: Inventories (net)	168,197	148,146
Less: Accounts payable	61,612	59,095

Working capital	$204,272	$181,152

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
Interest Rates
We have an Interest Rate Agreement (Rate Agreement) with respect to $90.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at June 30, 2011 is 7.55 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of June 30, 2011, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of June 30, 2011.
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
•	Slowdowns in the retail, travel, restaurant and bar or entertainment industries, such as those caused by general economic downturns, terrorism or political or social unrest, health concerns or strikes or bankruptcies within those industries, could reduce our revenues and production activity levels.

•	Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition.

•	International economic and political factors could affect demand for imports and exports, and our financial condition and results of operations could be adversely impacted as a result.

•	Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition and results of operations or reduce the cost competitiveness of our products or those of our subsidiaries.

•	Our business requires us to maintain a large fixed-cost base that can affect our profitability.

•	We may not be able to achieve the international growth contemplated by our strategy.

•	We face intense competition and competitive pressures, which could adversely affect our results of operations and financial condition.

•	We conduct significant operations at our facility in Monterrey, Mexico, which could be materially adversely affected as a result of the increased levels of drug-related violence in that city.

•	We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

•	The inability to extend or refinance debt of our foreign subsidiaries, or the calling of that debt before scheduled maturity, could adversely impact our liquidity and financial condition.

•	Our cost-reduction projects may not result in anticipated savings in operating costs.

•	We are subject to risks associated with operating in foreign countries. These risks could adversely affect our results of operations and financial condition.

•	If we have a fair value impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

•	A severe outbreak, epidemic or pandemic of the H1N1 virus or other contagious disease in a location where we have a facility could adversely impact our results of operations and financial condition.

•	We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

•	If we are unable to obtain raw materials or sourced products or utilities at favorable prices, or at all, our operating performance may be adversely affected.

•	Unexpected equipment failures may lead to production curtailments or shutdowns.

•	High levels of inflation and high interest rates in Mexico and China could adversely affect the operating results and cash flows of our operations there.

•	Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

•	If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

•	If counterparties to our hedge agreements fail to perform, the hedge agreements would not protect us from fluctuations in certain commodity pricing.

•	Our business may suffer if we do not retain our senior management.

•	We rely on increasingly complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately, or if we experience an interruption in their operation, our business and results of operations could suffer.

•	We may not be able to effectively integrate future businesses we acquire or joint ventures we enter into.

•	Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

•	Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices; fluctuations in natural gas prices could adversely affect our results of operations and financial condition.

•	If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be reduced.

•	Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce revenue or otherwise harm our business.

•	Devaluation or depreciation of, or governmental conversion controls over, the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

•	Payment of severance or retirement benefits earlier than anticipated could strain our cash flow.

•	We are involved in litigation from time to time in the ordinary course of business.

•	Our products are subject to various health and safety requirements and may be subject to new health and safety requirements in the future; these requirements could have a material adverse effect on our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer’s Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs (1)

April 1 to April 30, 2011	—	—	—	1,000,000
May 1 to May 31, 2011	—	—	—	1,000,000
June 1 to June 30, 2011	—	—	—	1,000,000

Total	—	—	—	1,000,000

(1)	We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased in the six months ended 2011, 2010, 2009, 2008, 2007, 2006, 2005 or 2004. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 5.	Other Information
Until such time as our Board of Directors establishes a different frequency, we will, at each annual meeting of shareholders, submit to our shareholders for approval, on a non-binding, advisory basis, our executive compensation program, as described in the

Compensation Discussion & Analysis and accompanying tables included in our proxy statement for the applicable annual meeting of shareholders.

Item 6.	Exhibits
Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.1	Warrant, issued June 16, 2006. (filed as Exhibit 4.7 to Registrant’s Form 8-K filed June 21, 2006 and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated October 29, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.3	Amendment and Restated Credit Agreement, dated February 8, 2010, among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, Libbey Inc., as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent and the other lenders and agents party thereto (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.4	New Notes Indenture, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.5	Registration Rights Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.6	Intercreditor Agreement, dated February 8, 2010, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

4.7	Amendment No. 2 to the Amended and Restated Credit Agreement dated as of April 29, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.1	Pension and Savings Plan Agreement dated as of June 17, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.4 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.2	Cross-Indemnity Agreement dated as of June 24, 1993 between Owens-Illinois, Inc. and Libbey Inc. (filed as Exhibit 10.5 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.3	Libbey Inc. Guarantee dated as of October 10, 1995 in favor of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada Ltd. guaranteeing certain obligations of LG Acquisition Corp. and Libbey Canada Inc. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.17 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.4	Susquehanna Pfaltzgraff Co. Guarantee dated as of October 10, 1995 in favor of LG Acquisition Corp. and Libbey Canada Inc. guaranteeing certain obligations of The Pfaltzgraff Co., The Pfaltzgraff Outlet Co. and Syracuse China Company of Canada, Ltd. under the Asset Purchase Agreement for the Acquisition of Syracuse China (Exhibit 2.0) in the event certain contingencies occur (filed as Exhibit 10.18 to Libbey Inc.’s Current Report on Form 8-K dated October 10, 1995 and incorporated herein by reference).

10.5	First Amended and Restated Libbey Inc. Executive Savings Plan (filed as Exhibit 10.23 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.6	Form of Non-Qualified Stock Option Agreement between Libbey Inc. and certain key employees participating in The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.69 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

Exhibit
Number	Description
10.7	The 1999 Equity Participation Plan of Libbey Inc. (filed as Exhibit 10.67 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	Stock Promissory Sale and Purchase Agreement between VAA — Vista Alegre Atlantis SGPS, SA and Libbey Europe B.V. dated January 10, 2005 (filed as Exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.9	RMB Loan Contract between Libbey Glassware (China) Company Limited and China Construction Bank Corporation Langfang Economic Development Area Sub-branch entered into January 23, 2006 (filed as exhibit 10.75 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10	Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11	Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.12	Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.13	Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.14	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.15	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.29 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Richard I. Reynolds (filed as exhibit 10.30 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.18	Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and Gregory T. Geswein (filed as exhibit 10.31 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19	Form of Amended and Restated Employment Agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.32 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.20	Amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and John F. Meier (filed as exhibit 10.33 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective executive officers identified on Appendix 1 thereto (filed as exhibit 10.34 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.22	Form of amended and restated change in control agreement dated as of December 31, 2008 between Libbey Inc. and the respective individuals identified on Appendix 1 thereto (filed as exhibit 10.35 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.23	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.24	Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.25	Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26	Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.27	Employment Agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

Exhibit
Number	Description
10.28	Change in control agreement dated as of January 1, 2010 between Libbey Inc. and Roberto B. Rubio (filed as exhibit 10.40 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.29	Amended and Restated 2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.29 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.30	Employment Agreement dated as of June 22, 2011 between Libbey Inc. and Stephanie A. Streeter.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101	Financial statements from the quarterly report on Form 10-Q of Libbey Inc. for the quarter ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date: August 5, 2011	By /s/ Richard I. Reynolds
Richard I. Reynolds,
Executive Vice President, Chief Financial Officer