Form 10-Q
period 2011-09-30
LIBBEY INC
filed 2011-11-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12084
Libbey Inc.
¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
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
Common Stock, $.01 par value 19,853,533 shares at November 2, 2011.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Three months ended September 30,
	2011	2010
Net sales	$207,246	$200,007
Freight billed to customers	511	457
Total revenues	207,757	200,464
Cost of sales	162,873	158,779
Gross profit	44,884	41,685
Selling, general and administrative expenses	26,739	25,335
Special charges	(232)	700
Income from operations	18,377	15,650
Other income	2,237	23
Earnings before interest and income taxes	20,614	15,673
Interest expense	10,559	11,855
Income before income taxes	10,055	3,818
Provision for income taxes	2,928	1,472
Net income	$7,127	$2,346
Net income per share:
Basic	$0.35	$0.13
Diluted	$0.34	$0.12
Dividends per share	$—	$—
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per-share amounts)
(unaudited)

	Nine months ended September 30,
	2011	2010
Net sales	$602,274	$576,947
Freight billed to customers	1,760	1,311
Total revenues	604,034	578,258
Cost of sales	473,168	454,665
Gross profit	130,866	123,593
Selling, general and administrative expenses	77,365	72,878
Special charges	(281)	1,088
Income from operations	53,782	49,627
(Loss) gain on redemption of debt	(2,803)	56,792
Other income	8,307	916
Earnings before interest and income taxes	59,286	107,335
Interest expense	32,929	33,243
Income before income taxes	26,357	74,092
Provision for income taxes	4,825	6,769
Net income	$21,532	$67,323
Net income per share:
Basic	$1.07	$3.98
Diluted	$1.04	$3.26
Dividends per share	$—	$—
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Cash and cash equivalents	$24,583	$76,258
Accounts receivable — net	93,447	92,101
Inventories — net	171,217	148,146
Prepaid and other current assets	13,900	6,437
Total current assets	303,147	322,942
Pension asset	14,383	12,767
Purchased intangible assets — net	21,687	23,134
Goodwill	166,572	169,340
Derivative asset	4,075	2,589
Other assets	15,026	17,802
Total other assets	221,743	225,632
Property, plant and equipment — net	263,437	270,397
Total assets	$788,327	$818,971

Liabilities and Shareholders’ Equity:
Accounts payable	$52,317	$59,095
Salaries and wages	31,767	32,087
Accrued liabilities	54,216	51,211
Accrued special charges	—	768
Accrued income taxes	—	3,121
Pension liability (current portion)	5,975	2,330
Non-pension postretirement benefits (current portion)	5,017	5,017
Derivative liability	1,891	3,392
Long-term debt due within one year	3,219	3,142
Total current liabilities	154,402	160,163
Long-term debt	403,055	443,983
Pension liability	90,464	115,521
Non-pension postretirement benefits	68,389	67,737
Deferred income taxes	8,520	8,376
Other long-term liabilities	8,854	11,925
Total liabilities	733,684	807,705

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 19,853,533 shares issued at September 30, 2011 and 19,682,506 at December 31, 2010	199	197
Capital in excess of par value (includes warrants of $1,034 based on 485,309 shares at September 30, 2011 and at December 31, 2010)	304,902	300,692
Retained deficit	(157,145)	(178,677)
Accumulated other comprehensive loss	(93,313)	(110,946)
Total shareholders’ equity	54,643	11,266
Total liabilities and shareholders’ equity	$788,327	$818,971

See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2011	2010
Operating activities:
Net income	$7,127	$2,346
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,357	10,040
Loss on asset sales	347	78
Change in accounts receivable	2,989	(15,355)
Change in inventories	(5,084)	(2,418)
Change in accounts payable	(7,855)	(15)
Accrued interest and amortization of discounts, warrants and finance fees	(7,135)	(8,996)
Pension & non-pension postretirement benefits	(11,530)	917
Restructuring charges	(262)	627
Accrued liabilities & prepaid expenses	3,673	7,099
Income taxes	2,578	1,129
Share-based compensation expense	2,398	741
Other operating activities	(2,293)	1,027
Net cash used in operating activities	(4,690)	(2,780)

Investing activities:
Additions to property, plant and equipment	(8,059)	(7,743)
Net proceeds from sale of Traex	158	—
Proceeds from asset sales and other	65	—
Net cash used in investing activities	(7,836)	(7,743)

Financing activities:
Net (repayments) on ABL credit facility	(2,105)	—
Other repayments	(4,673)	(878)
Debt issuance costs and other	(19)	—
Net cash used in financing activities	(6,797)	(878)

Effect of exchange rate fluctuations on cash	(403)	796
Decrease in cash	(19,726)	(10,605)
Cash at beginning of period	44,309	46,173
Cash at end of period	$24,583	$35,568

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$17,661	$21,765
Cash paid (refunded) during the period for income taxes	$1,001	$(243)
See accompanying notes

LIBBEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$21,532	$67,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,265	30,994
(Gain) loss on asset sales	(6,449)	343
Change in accounts receivable	(1,813)	(28,967)
Change in inventories	(24,156)	(17,218)
Change in accounts payable	(7,183)	773
Accrued interest and amortization of discounts, warrants and finance fees	(6,309)	6,795
Gain on redemption of new PIK notes	—	(70,193)
Payment of interest on new PIK notes	—	(29,400)
Call premium on senior notes and floating rate notes	1,203	8,415
Write-off of finance fees & discounts on senior notes, old ABL and floating rate notes	1,600	4,986
Pension & non-pension postretirement benefits	(8,586)	3,788
Restructuring charges	(828)	3,023
Accrued liabilities & prepaid expenses	4,882	4,635
Income taxes	(7,168)	890
Share-based compensation expense	4,365	2,572
Other operating activities	(1,211)	408
Net cash provided by (used in) operating activities	2,144	(10,833)

Investing activities:
Additions to property, plant and equipment	(26,457)	(19,122)
Net proceeds from sale of Traex	13,000	—
Proceeds from asset sales and other	5,264	—
Net cash used in investing activities	(8,193)	(19,122)

Financing activities:
Other repayments	(4,770)	(969)
Other borrowings	—	215
Floating rate note payments	—	(306,000)
Senior note payments	(40,000)	—
Call premium on senior notes and floating rate notes	(1,203)	(8,415)
PIK note payment	—	(51,031)
Proceeds from senior secured notes	—	392,328
Stock options exercised	478	8
Debt issuance costs and other	(462)	(15,496)
Net cash (used in) provided by financing activities	(45,957)	10,640

Effect of exchange rate fluctuations on cash	331	(206)
Decrease in cash	(51,675)	(19,521)
Cash at beginning of period	76,258	55,089
Cash at end of period	$24,583	$35,568

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$38,971	$27,905
Cash paid during the period for income taxes	$8,689	$4,459

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
Stock-Based Compensation Expense
We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2011 was $2.4 million and $4.4 million, respectively. The third quarter of 2011 included non-cash compensation charges of $1.7 million related to accelerated vesting of previously issued equity compensation. Stock-based compensation expense charged to the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2010 was $0.7 million and $2.6 million, respectively.
New Accounting Standards
In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (ASU 2010-28). ASU 2010-28 addresses the decision process involved in testing for impairment of goodwill when the carrying value of a reporting unit is zero or less. The provisions of this update are effective for periods beginning after December 15, 2010. We do not expect the provisions of this update to have any impact on our Condensed Consolidated Financial Statements or on our process of testing for potential impairment of goodwill.
In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” (ASU 2010-29). ASU 2010-29 clarifies the extent to which pro forma historical information must be prepared and presented in comparative financial statements for periods following a merger or acquisition. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. For Libbey, the required disclosures are effective for combinations with acquisition dates during or after 2011. The impact on our Condensed Consolidated Financial Statements will depend on the nature and timing of any potential future business combinations.
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 explains how to measure fair value and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. ASU 2011-04 does not require additional fair value measurements, and it is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The provisions of this update are effective for periods beginning after December 15, 2011. We do not expect the provisions of this update to have any impact on our Condensed Consolidated Financial Statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires presentation of net income, other comprehensive income items and total comprehensive income to be in one continuous statement or two separate but consecutive statements. Other comprehensive income presentation in the statement of stockholders’ equity will no longer be permitted. This update is effective for periods beginning after December 15, 2011. Libbey will incorporate the required presentation changes in the Condensed Consolidated Financial Statements in the first quarter 2012.
In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the qualitative factors results in the fair value exceeding the carrying value of a reporting unit, then performing the two-step impairment test is unnecessary. This update is effective for periods beginning after December 15, 2011, with early adoption permitted. We do not expect the provisions of this update to have any impact on our Condensed Consolidated Financial Statements.
Reclassifications
Certain amounts in the prior year’s financial statements may have been reclassified to conform to the presentation used in the current period financial statements. During the third quarter of 2011, the Company revised the classification of the call premium on the senior notes and the floating rate notes and included the cash flow effect within the financing activities.

3.	Balance Sheet Details
The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2011	December 31, 2010
Accounts receivable:
Trade receivables	$92,995	$90,899
Other receivables	452	1,202
Total accounts receivable, less allowances of $5,236 and $5,518	$93,447	$92,101
Inventories:
Finished goods	$154,665	$132,169
Work in process	920	653
Raw materials	4,224	4,444
Repair parts	9,945	9,496
Operating supplies	1,463	1,384
Total inventories, less allowances of $5,003 and $4,658	$171,217	$148,146
Prepaid and other current assets:
Value added tax	$2,641	$1,332
Prepaid expenses	5,776	4,822
Refundable, deferred and prepaid income taxes	5,025	283
Derivative asset	458	—
Total prepaid and other current assets	$13,900	$6,437
Other assets:
Deposits	$907	$904
Finance fees — net of amortization	10,137	13,012
Other assets	3,982	3,886
Total other assets	$15,026	$17,802
Accrued liabilities:
Accrued incentives	$24,275	$15,060
Workers compensation	8,871	9,608
Medical liabilities	3,556	3,785
Interest	4,696	14,416
Commissions payable	1,292	904
Other accrued liabilities	11,526	7,438
Total accrued liabilities	$54,216	$51,211
Other long-term liabilities:
Deferred liability	$3,723	$4,622
Derivative liability	81	—
Other long-term liabilities	5,050	7,303
Total other long-term liabilities	$8,854	$11,925

4.	Borrowings
On March 25, 2011, Libbey Glass redeemed an aggregate principal amount of $40.0 million of its outstanding 10.0 percent Senior Secured Notes due 2015, on a pro rata basis in accordance with the terms of the New Notes Indenture. Pursuant to the terms of the New Notes Indenture, the redemption price for the Senior Secured Notes was 103.0 percent of the principal amount of the redeemed Senior Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the Senior Secured Notes outstanding was $360.0 million. In conjunction with this redemption, we recorded $2.8 million of expense, representing $1.2 million for an early call premium and $1.6 million for the write off of a pro rata amount of financing fees and discounts.

On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10.0 percent Senior Secured Notes of Libbey Glass due 2015;

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of floating rate notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 16.0 percent payment-in-kind notes (New PIK Notes).
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

As part of an exchange transaction in 2009 involving our 16.0 percent payment-in-kind notes, 933,145 shares were issued to Merrill Lynch PCG, Inc. in October, 2009 along with warrants conveying the right to purchase, for $0.01 per share, an additional 3,466,856 shares of our common stock. Please see note 6 to our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding this transaction. The additional 3.5 million shares were issued in August, 2010 as the warrant holder chose to exercise these warrants, and on August 18, 2010, we announced the closing of a secondary offering of these 4.4 million shares of our common stock on behalf of Merrill Lynch PCG, Inc., the selling stockholder, at a price to the public of $10.25 per share. The total offering size reflects the underwriters' exercise of their option to purchase an additional 573,913 shares of common stock, on the same terms and conditions, to cover over-allotments. We did not receive any proceeds from the offering. The fees of approximately $1.1 million related to this transaction were recorded as Selling, General and Administrative expense in the Condensed Consolidated Statement of Operations and were reflected in our Glass Operations segment in the third quarter.
Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2011	December 31, 2010
Borrowings under ABL Facility	floating		April 29, 2016	$—	$—
Senior Secured Notes	10.00%	(1)	February 15, 2015	360,000	400,000
Promissory Note	6.00%		October, 2011 to September, 2016	1,161	1,307
RMB Loan Contract	floating		December, 2012 to January, 2014	34,430	37,925
BES Euro Line	floating		December, 2011 to December, 2013	11,219	10,934
Total borrowings				406,810	450,166
Less — unamortized discount				4,644	6,307
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				4,108	3,266
Total borrowings — net				406,274	447,125
Less — long term debt due within one year				3,219	3,142
Total long-term portion of borrowings — net				$403,055	$443,983

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.
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
All borrowings under the ABL Facility are secured by:

•	a first-priority security interest in substantially all of the existing and future real and personal property of Libbey Glass and its domestic subsidiaries (Credit Agreement Priority Collateral);

•	a first-priority security interest in:

•	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries;

•	100 percent of the non-voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries; and

•	65 percent of the voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries

•	a first priority security interest in substantially all proceeds and products of the property and assets described above; and

•
a second-priority security interest in substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens (New Notes Priority Collateral).

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
Swingline borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.75 percent and 1.75 percent, respectively, at September 30, 2011. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at September 30, 2011. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $10.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at September 30, 2011, or at December 31, 2010. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.
The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.
The available total borrowing base is offset by ERISA, rent and tax reserves totaling $2.7 million and mark-to-market reserves for natural gas contracts of $1.8 million as of September 30, 2011. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At September 30, 2011, we had $10.5 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $85.0 million at September 30, 2011, compared to $65.2 million under the ABL Facility at December 31, 2010.
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
The Senior Secured Notes were issued pursuant to an Indenture, dated February 8, 2010 (New Notes Indenture), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and The Bank of New York Mellon Trust Company, N.A., as trustee (New Notes Trustee), and collateral agent. Under the terms of the New Notes Indenture, the Senior Secured Notes bear interest at a rate of 10.0 percent per year and will mature on February 15, 2015. The New Notes Indenture contains covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

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
In connection with the sale of the Senior Secured Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated February 8, 2010 (Registration Rights Agreement), under which they agreed to make an offer to exchange the Senior Secured Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the Senior Secured Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of Senior Secured Notes to resell their respective Senior Secured Notes to the public. On January 25, 2011, we exchanged $400.0 million aggregate principal amount of 10.0 percent Senior Secured Notes due 2015 for an equal principal amount of a new issue of 10.0 percent Senior Secured Notes due 2015, which have been registered under the Securities act of 1933, as amended.
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
On March 25, 2011, Libbey Glass redeemed an aggregate principal amount of $40.0 million of the Senior Secured Notes in accordance with the terms of the New Notes Indenture. Pursuant to the terms of the New Notes Indenture, the redemption price for the Senior Secured Notes was 103.0 percent of the principal amount of the redeemed Senior Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the Senior Secured Notes outstanding was $360.0 million. In conjunction with this redemption, we recorded $2.8 million of expense, representing $1.2 million for an early call premium and $1.6 million for the write off of a pro rata amount of financing fees and discounts.
We have an Interest Rate Agreement (Rate Agreement) in place with respect to $80.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to August 15, 2012, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the Rate Agreement at a call price of 103 percent. The Rate Agreement originally covered $100.0 million of our fixed rate debt, but the counterparty called $10.0 million in August 2010 and another $10.0 in August 2011. The Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after August 15, 2012 at set call premiums. The variable interest rate for our borrowings related to the Rate Agreement at September 30, 2011, excluding applicable fees, is 7.57 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA, as of September 30, 2011, by Standard and Poor’s.
The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Fair market value of Rate Agreement - asset	$4,075	$2,536
Adjustment to increase the carrying value of the related long-term debt	$4,108	$3,266

The net impact recorded in other income on the Condensed Consolidated Statement of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Income (expense) on hedging activities in other income	$205	$(237)	$697	$179
The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We expect this agreement to expire as originally contracted. See note 9 for further discussion.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2011, we had $1.2 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At September 30, 2011, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $39.1 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2011, the annual interest rate was 6.12 percent. As of September 30, 2011, the outstanding balance was RMB 220.0 million (approximately $34.4 million). Interest is payable quarterly. We pre-paid the July 20, 2012 principal payment of 30.0 million RMB (approximately $4.7 million) in September 2011. Payments of principal in the amount of RMB 40.0 million (approximately $6.2 million) must be made on December 20, 2012, and three payments of principal in the amount of RMB 60.0 million (approximately $9.4 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $15.0 million) with Banco Espírito Santo, S.A. (BES). The $11.2 million outstanding at September 30, 2011, was the U.S. dollar equivalent of the €8.3 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €2.2 million (approximately $3.0 million) is due in December 2011, payment of €2.8 million (approximately $3.8 million) is due in December 2012 and payment of €3.3 million (approximately $4.4 million) is due in December 2013. Interest with respect to the line is paid every six months.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $360.0 million Senior Secured Notes due February 15, 2015 had an estimated fair value of $382.5 million at September 30, 2011. The fair value of the remainder of our debt approximates carrying value at September 30, 2011 due to variable rates.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of September 30, 2011 we had no borrowings under our ABL Facility, and we had $10.5 million of letters of credit issued under that facility. As a result, we had $85.0 million of unused availability remaining under the ABL Facility at September 30, 2011. In addition, we had $24.6 million of cash on hand at September 30, 2011.
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
We incurred no additional charges for the three months ended September 30, 2011. We incurred charges of approximately $0.1 million in the nine months ended September 30, 2011 related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Condensed Consolidated Statement of Operations in the Other Operations segment as detailed in the table below.
There were no additional charges related to these closures in the three months ended September 30, 2010. We incurred additional charges of approximately $0.5 million in the nine months ended September 30, 2010 related to these closures, including charges of $0.4 million primarily related to employee termination and building site cleanup costs. These amounts were included in special charges on the Condensed Consolidated Statement of Operations in the Glass Operations and Other Operations segment as detailed in the table below.
Other income on the Condensed Consolidated Statement of Operations included a charge of immaterial amounts for the three months ended September 30, 2010, and a charge of $0.1 million for the first nine months of 2010 for the change in fair value of ineffective natural gas hedges related to our Syracuse China operation. These amounts were included in the Other Operations segment.

The following table summarizes the facility closure charges in the first nine months of 2011 and 2010:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(dollars in thousands)	Glass Operations	Other Operations	Total	Glass Operations	Other Operations	Total
Employee termination cost & other	$—	$167	$167	$29	$76	$105
Building site clean-up & fixed asset write-down	—	(116)	(116)	—	283	283
Included in special charges	—	51	51	29	359	388
Ineffectiveness of natural gas hedge	—	—	—	—	(130)	(130)
Included in other (expense) income	—	—	—	—	(130)	(130)
Total pretax charge	$—	$51	$51	$29	$489	$518

The following reflects the balance sheet activity related to the facility closure charge for the period ended September 30, 2011:

	Balances at December 31, 2010	Total Charge to Earnings	Cash (payments) receipts	Inventory & Fixed asset Write Downs	Non-cash Utilization	Balances at September 30, 2011
(dollars in thousands)
Building site clean-up & fixed asset write-down	$151	$(116)	$(5)	$21	$(51)	$—
Employee termination cost & other	301	167	(314)	—	(154)	—
Total	$452	$51	$(319)	$21	$(205)	$—

The activities related to our closure of the Syracuse China manufacturing facility and our Mira Loma, California distribution center are complete. The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through the Balance Sheet date) related to the facility closure activity:

(dollars in thousands)	Glass Operations	Other Operations	Charges To Date
Inventory write-down	$192	$10,541	$10,733
Pension & postretirement welfare	—	4,448	4,448
Fixed asset depreciation	—	966	966
Included in cost of sales	192	15,955	16,147
Employee termination cost & other	548	6,149	6,697
Building site clean-up & fixed asset write-down	177	10,418	10,595
Included in special charges	725	16,567	17,292
Ineffectiveness of natural gas hedge	—	745	745
Included in other (income) expense	—	745	745
Total pretax charge to date	$917	$33,267	$34,184

Fixed Asset and Inventory Write-down
In August 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. See Form 10-K for the year ended December 31, 2010 for further discussion.
During the three months and nine months ended September 30, 2011, we recorded a $0.2 million and $0.3 million income adjustment, respectively, to special charges on the Condensed Consolidated Statement of Operations in the Glass Operations segment. In the three months and nine months ended September 30, 2011, we recorded charges of $0.2 million and $0.2 million, respectively, to write down inventory and spare machine parts. These amounts were included in cost of sales on the Condensed Consolidated Statement of Operations in the Glass Operations segment.

In the third quarter of 2010, we recorded a charge of $0.6 million to write down inventory and spare machine parts. This amount was included in cost of sales on the Condensed Consolidated Statement of Operations in the Glass Operations segment. Charges of $0.7 million were recorded in the third quarter of 2010 for site cleanup and fixed assets write down. This amount was included in special charges on the Condensed Consolidated Statement of Operations in the Glass Operations segment. No employee related costs were incurred, as all employees were reassigned in the facility.
The following reflects the balance sheet activity related to the fixed asset and inventory write-down charge as of September 30, 2011:

	Reserve Balances at December 31, 2010	Total Charge to Earnings	Cash (payments) receipts	Inventory & Fixed asset Write Downs	Reserve Balances at September 30, 2011
(Dollars in thousands)
Building site clean-up & fixed asset write-down	$316	$(135)	$(39)	$(142)	$—
Total	$316	$(135)	$(39)	$(142)	$—

The activities related to our write-down of decorating fixed assets and inventory are complete.
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

Summary of Total Special Charges
The following table summarizes the special charges mentioned above and their classifications in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Cost of sales	$154	$578	$197	$3,265
Selling general & administrative	—	—	(805)	—
Special charges (income)	(232)	700	(281)	1,088
Other (income) expense	—	—	(216)	130
Total (income) expense	$(78)	$1,278	$(1,105)	$4,483

6.	Income Taxes
The Company’s effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures. At September 30, 2011 and December 31, 2010 we had $1.3 million and $1.1 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.
Further, our current and future provision for income taxes for 2011 is significantly impacted by valuation allowances. In the United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets. For the three months and nine months ended September 30, 2011, we did not release any valuation allowance. For the three months and nine months ended September 30, 2010, we reduced our valuation allowance by $0 and $1.1 million. The release of the valuation allowance in 2010 was related to the utilization of net operating losses in Mexico. In assessing the need for recording a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, and whether there was an unusual, infrequent or extraordinary item to be considered. Based on our analysis of all available evidence, we intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized.
Income tax payments consist of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Total income tax payments (refunds), net	$1,843	$(160)	$13,029	$5,379
Less: credits or offsets	842	83	4,340	920
Cash paid (refunded), net	$1,001	$(243)	$8,689	$4,459

7.	Pension and Non-pension Postretirement Benefits
We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and employees hired at Toledo after September 30, 2010). The non-U.S. pension plans cover the employees of our wholly owned subsidiaries in the Netherlands and Mexico. The plan in Mexico is not funded.

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$1,372	$1,106	$390	$383	$1,762	$1,489
Interest cost	4,014	3,800	1,190	1,103	5,204	4,903
Expected return on plan assets	(4,307)	(4,141)	(566)	(612)	(4,873)	(4,753)
Amortization of unrecognized:
Prior service cost	540	582	77	30	617	612
Loss	1,166	760	113	98	1,279	858
Pension expense	$2,785	$2,107	$1,204	$1,002	$3,989	$3,109

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$4,118	$4,006	$1,275	$1,184	$5,393	$5,190
Interest cost	12,042	11,922	3,811	3,348	15,853	15,270
Expected return on plan assets	(12,879)	(12,513)	(1,756)	(1,795)	(14,635)	(14,308)
Amortization of unrecognized:
Prior service cost	1,622	1,746	249	92	1,871	1,838
Loss	3,496	2,716	373	308	3,869	3,024
Pension expense	$8,399	$7,877	$3,952	$3,137	$12,351	$11,014

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
The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$340	$242	$—	$—	$340	$242
Interest cost	908	877	30	30	938	907
Amortization of unrecognized:
Prior service gain	105	296	—	—	105	296
Loss / (gain)	277	299	(5)	(8)	272	291
Non-pension postretirement benefit expense	$1,630	$1,714	$25	$22	$1,655	$1,736

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2011	2010	2011	2010	2011	2010
Service cost	$1,019	$1,020	$1	$1	$1,020	$1,021
Interest cost	2,724	2,713	92	92	2,816	2,805
Amortization of unrecognized:
Prior service gain	316	292	—	—	316	292
Loss / (gain)	831	771	(13)	(21)	818	750
Non-pension postretirement benefit expense	$4,890	$4,796	$80	$72	$4,970	$4,868

In 2011, we expect to utilize approximately $31.7 million in cash to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $14.4 million and $24.6 million of cash were utilized in the three months and nine months ended September 30, 2011, respectively.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods. Based on the analysis to date, the impact of provisions in the Acts that are reasonably determinable is not expected to have a material impact on our postretirement benefit plans. We will continue to assess the provisions of the Acts and may consider plan amendments and design changes in future periods to better align these plans with the provisions of the Acts.

8.	Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2011	2010	2011	2010
Numerators for earnings per share —
—Net income that is available to common shareholders	$7,127	$2,346	$21,532	$67,323
Denominator for basic earnings per share —
Weighted average shares outstanding	20,181,558	18,148,127	20,079,412	16,927,812
Effect of stock options and restricted stock units	457,247	391,486	524,769	424,602
Effect of warrants	76,341	1,746,983	122,295	3,305,639
Total effect of dilutive securities	533,588	2,138,469	647,064	3,730,241
Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	20,715,146	20,286,596	20,726,476	20,658,053
Basic earnings per share:	$0.35	$0.13	$1.07	$3.98
Diluted earnings per share:	$0.34	$0.12	$1.04	$3.26

In October 2009, we entered into a transaction with Merrill Lynch PCG, Inc. to exchange existing 16.0 percent payment-in-kind notes due in December 2011, for a combination of debt and equity securities (Exchange Transaction). As part of the Exchange Transaction, we issued warrants conveying the right to purchase, for $0.01 per share, 3,466,856 shares of Libbey Inc. common stock. These warrants were exercised and shares were issued in August 2010.
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

Fair Values
The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	September 30, 2011		December 31, 2010
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$4,075	Derivative asset	$2,536
Natural gas contracts	Derivative asset	—	Derivative asset	53
Total designated		4,075		2,589
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	458	Prepaid and other current assets	—
Total undesignated		458		—
Total		$4,533		$2,589

	Liability Derivatives:
(dollars in thousands)	September 30, 2011		December 31, 2010
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability	$1,891	Derivative liability	$3,117
Natural gas contracts	Other long-term liabilities	81	Other long-term liabilities	—
Total designated		1,972		3,117
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability	—	Derivative liability	124
Currency contracts	Derivative liability	—	Derivative liability	151
Total undesignated		—		275
Total		$1,972		$3,392

Interest Rate Swaps as Fair Value Hedges
In the first quarter of 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that is to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. In August 2010, $10.0 million of the swap was called for a premium of $0.3 million. In August 2011, an additional $10.0 million of the swap was called for a premium of $0.3 million. As of September 30, 2011, the notional amount of the interest rate swap agreement is $80.0 million.
Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk, are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other income, along with the offsetting loss or gain on the related interest rate swap, on the Condensed Consolidated Statements of Operations.
Amount of gain (loss) recognized in other income

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Interest rate swap	$740	$1,740	$1,539	$3,229
Related long-term debt	(535)	(1,977)	(842)	(3,050)
Net impact on other income	$205	$(237)	$697	$179

Commodity Future Contracts Designated as Cash Flow Hedges
We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of September 30, 2011, we had commodity contracts for 2,640,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2010, we had commodity contracts for 3,090,000 million BTUs of natural gas.
All of our natural gas derivatives qualify and are designated as cash flow hedges at September 30, 2011. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations. We paid additional cash of $1.3 million and $2.1 million in the three months ended September 30, 2011 and 2010, respectively, and $3.4 million and $5.2 million in the nine months ended September 30, 2011 and 2010, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.9 million of expense in our Condensed Consolidated Statement of Operations.

Amount of derivative gain/(loss) recognized in OCI (effective portion)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(1,587)	$(2,667)	$(2,223)	$(6,816)
Total	$(1,587)	$(2,667)	$(2,223)	$(6,816)

Gain / (loss) reclassified from Accumulated Other Comprehensive Loss to Condensed Consolidated Statements of Operations (effective portion)

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2011	2010	2011	2010
Derivative:	Location:
Natural gas contracts	Cost of sales	$(1,340)	$(2,097)	$(3,382)	$(5,213)
Total impact on net (loss) income		$(1,340)	$(2,097)	$(3,382)	$(5,213)

Currency Contracts
Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar. During 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2011 and December 31, 2010, we had contracts for C$8.2 million and C$18.7 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains and losses for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2011	2010	2011	2010
Derivative:	Location:
Currency contracts	Other income	$934	$(491)	$608	$148
Total		$934	$(491)	$608	$148

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the Interest Rate Agreement is rated AA and the counterparties for the other derivative agreements are rated BBB+ or better as of September 30, 2011, by Standard and Poor’s.

10.	Comprehensive Income
Components of comprehensive income (net of tax) are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$7,127	$2,346	$21,532	$67,323
Minimum pension and non-pension postretirement liability and intangible pension asset, net of tax	3,488	7,420	13,296	11,330
Effect of derivatives, net of tax	(254)	(573)	1,046	(289)
Effect of exchange rate fluctuations	(5,949)	10,221	3,291	(5,441)
Total comprehensive income	$4,412	$19,414	$39,165	$72,923
Accumulated other comprehensive loss (net of tax) is as follows:

(dollars in thousands)	Effect of Exchange Rate Fluctuation	Cash Flow Derivatives	Minimum Pension and Non-Pension Retirement Liability and Intangible Pension Asset	Total Accumulated Comprehensive Loss
Balance on December 31, 2010	$(2,661)	$(1,121)	$(107,164)	$(110,946)
2011 change	3,291	1,131	12,480	16,902
Translation effect	—	(40)	1,030	990
Tax effect	—	(45)	(214)	(259)
Balance on September 30, 2011	$630	$(75)	$(93,868)	$(93,313)

11.	Condensed Consolidated Guarantor Financial Statements
Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2011 and September 30, 2010.
At September 30, 2011, December 31, 2010 and September 30, 2010, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

	Three months ended September 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,363	$17,393	$106,831	$(21,341)	$207,246
Freight billed to customers	—	137	174	200	—	511
Total revenues	—	104,500	17,567	107,031	(21,341)	207,757
Cost of sales	—	85,442	12,783	85,989	(21,341)	162,873
Gross profit	—	19,058	4,784	21,042	—	44,884
Selling, general and administrative expenses	—	15,587	1,704	9,448	—	26,739
Special charges	—	(232)	—	—	—	(232)
Income (loss) from operations	—	3,703	3,080	11,594	—	18,377
Other income (expense)	—	1,083	(101)	1,255	—	2,237
Earnings (loss) before interest and income taxes	—	4,786	2,979	12,849	—	20,614
Interest expense	—	7,838	—	2,721	—	10,559
Income (loss) before income taxes	—	(3,052)	2,979	10,128	—	10,055
Provision (benefit) for income taxes	—	134	—	2,794	—	2,928
Net income (loss)	—	(3,186)	2,979	7,334	—	7,127
Equity in net income (loss) of subsidiaries	7,127	10,313	—	—	(17,440)	—
Net income (loss)	$7,127	$7,127	$2,979	$7,334	$(17,440)	$7,127

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 5 and 14):

	Three months ended September 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cost of sales	$—	$154	$—	$—	$—	$154
Selling, general and administrative expenses	—	2,091	—	—	—	2,091
Special charges	—	(232)	—	—	—	(232)
Other (income) expense	—	—	81	—	—	81
Total pretax special items	$—	$2,013	$81	$—	$—	$2,094
Special items net of tax	$—	$2,013	$81	$—	$—	$2,094

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

	Three months ended September 30, 2010
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$97,576	$20,768	$99,919	$(18,256)	$200,007
Freight billed to customers	—	146	212	99	—	457
Total revenues	—	97,722	20,980	100,018	(18,256)	200,464
Cost of sales	—	80,221	15,739	81,075	(18,256)	158,779
Gross profit	—	17,501	5,241	18,943	—	41,685
Selling, general and administrative expenses	—	15,118	2,424	7,793	—	25,335
Special charges	—	700	—	—	—	700
Income (loss) from operations	—	1,683	2,817	11,150	—	15,650
Other income (expense)	—	418	(16)	(379)	—	23
Earnings (loss) before interest and income taxes	—	2,101	2,801	10,771	—	15,673
Interest expense	—	10,542	—	1,313	—	11,855
Income (loss) before income taxes	—	(8,441)	2,801	9,458	—	3,818
Provision (benefit) for income taxes	—	502	18	952	—	1,472
Net income (loss)	—	(8,943)	2,783	8,506	—	2,346
Equity in net income (loss) of subsidiaries	2,346	11,289	—	—	(13,635)	—
Net income (loss)	$2,346	$2,346	$2,783	$8,506	$(13,635)	$2,346

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4 and 5):

	Three months ended September 30, 2010
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cost of sales	$—	$578	$—	$—	$—	$578
Selling, general, and administrative expenses	—	1,096	—	—	—	1,096
Special Charges	—	700	—	—	—	700
Total pretax special items	$—	$2,374	$—	$—	$—	$2,374
Special items net of tax	$—	$2,374	$—	$—	$—	$2,374

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

	Nine months ended September 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$299,287	57,580	297,583	(52,176)	$602,274
Freight billed to customers	—	491	744	525	—	1,760
Total revenues	—	299,778	58,324	298,108	(52,176)	604,034
Cost of sales	—	240,893	42,621	241,830	(52,176)	473,168
Gross profit	—	58,885	15,703	56,278	—	130,866
Selling, general and administrative expenses	—	43,182	6,129	28,054	—	77,365
Special charges	—	(332)	51	—	—	(281)
Income (loss) from operations	—	16,035	9,523	28,224	—	53,782
Other income (expense)	—	(1,694)	3,253	3,945	—	5,504
Earnings (loss) before interest and income taxes	—	14,341	12,776	32,169	—	59,286
Interest expense	—	24,528	—	8,401	—	32,929
Income (loss) before income taxes	—	(10,187)	12,776	23,768	—	26,357
Provision (benefit) for income taxes	—	764	55	4,006	—	4,825
Net income (loss)	—	(10,951)	12,721	19,762	—	21,532
Equity in net income (loss) of subsidiaries	21,532	32,483	—	—	(54,015)	—
Net income (loss)	$21,532	$21,532	$12,721	$19,762	$(54,015)	$21,532

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see notes 4, 5 and 14):

	Nine months ended September 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cost of sales	$—	$197	$—	$—	$—	$197
Selling, general and administrative expenses	—	1,706	—	—	—	1,706
Special charges	—	(332)	51	—	—	(281)
Other expense (income)	—	2,803	(3,240)	(3,661)	—	(4,098)
Total pretax special items	$—	$4,374	$(3,189)	$(3,661)	$—	$(2,476)
Special items net of tax	$—	$4,374	$(3,189)	$(3,661)	$—	$(2,476)

Libbey Inc.
Condensed Consolidating Statement of Operations
(dollars in thousands)
(unaudited)

	Nine months ended September 30, 2010
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$287,273	$63,488	$272,714	$(46,528)	$576,947
Freight billed to customers	—	471	641	199	—	1,311
Total revenues	—	287,744	64,129	272,913	(46,528)	578,258
Cost of sales	—	230,569	46,081	224,543	(46,528)	454,665
Gross profit	—	57,175	18,048	48,370	—	123,593
Selling, general and administrative expenses	—	41,369	7,012	24,497	—	72,878
Special charges	—	729	359	—	—	1,088
Income (loss) from operations	—	15,077	10,677	23,873	—	49,627
Other income (expense)	—	56,809	(158)	1,057	—	57,708
Earnings (loss) before interest and income taxes	—	71,886	10,519	24,930	—	107,335
Interest expense	—	29,676	(6)	3,573	—	33,243
Income (loss) before income taxes	—	42,210	10,525	21,357	—	74,092
Provision (benefit) for income taxes	—	(241)	76	6,934	—	6,769
Net income (loss)	—	42,451	10,449	14,423	—	67,323
Equity in net income (loss) of subsidiaries	67,323	24,872	—	—	(92,195)	—
Net income (loss)	$67,323	$67,323	$10,449	$14,423	$(92,195)	$67,323

The following represents the total special items included in the above Condensed Consolidated Statement of Operations (see note 4 and 5):

	Nine months ended September 30, 2010
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cost of sales	$—	$(367)	$—	$2,687	$—	$2,320
Selling, general, and administrative expenses	—	1,096	—	—	—	1,096
Special charges	—	729	359	—	—	1,088
Other expense (income)	—	(56,792)	130	—	—	(56,662)
Total pretax special items	$—	$(55,334)	$489	$2,687	$—	$(52,158)
Special items net of tax	$—	$(55,334)	$489	$2,687	$—	$(52,158)

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2011 (unaudited)
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$2,182	$357	$22,044	$—	$24,583
Accounts receivable — net	—	43,761	4,644	45,042	—	93,447
Inventories — net	—	63,937	18,642	88,638	—	171,217
Other current assets	—	19,500	3,467	12,982	(22,049)	13,900
Total current assets	—	129,380	27,110	168,706	(22,049)	303,147
Other non-current assets	—	18,760	8	32,635	(17,919)	33,484
Investments in and advances to subsidiaries	54,643	345,199	207,643	(24,818)	(582,667)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	149,079	—	188,259
Total other assets	54,643	390,792	219,998	156,896	(600,586)	221,743
Property, plant and equipment — net	—	70,916	399	192,122	—	263,437
Total assets	$54,643	$591,088	$247,507	$517,724	$(622,635)	$788,327
Accounts payable	$—	$12,612	$1,357	$38,348	$—	$52,317
Accrued and other current liabilities	—	59,011	25,126	38,762	(24,033)	98,866
Notes payable and long-term debt due within one year	—	227	—	2,992	—	3,219
Total current liabilities	—	71,850	26,483	80,102	(24,033)	154,402
Long-term debt	—	360,397	—	42,658	—	403,055
Other long-term liabilities	—	129,361	12,009	50,792	(15,935)	176,227
Total liabilities	—	561,608	38,492	173,552	(39,968)	733,684
Total shareholders’ equity (deficit)	54,643	29,480	209,015	344,172	(582,667)	54,643
Total liabilities and shareholders’ equity (deficit)	$54,643	$591,088	$247,507	$517,724	$(622,635)	$788,327

Libbey Inc.
Condensed Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2010
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$58,277	$293	$17,688	$—	$76,258
Accounts receivable — net	—	37,099	5,360	49,642	—	92,101
Inventories — net	—	52,398	19,902	75,846	—	148,146
Other current assets	—	(2,634)	10,960	10,518	(12,407)	6,437
Total current assets	—	145,140	36,515	153,694	(12,407)	322,942
Other non-current assets	—	8,344	2,779	41,169	(19,134)	33,158
Investments in and advances to subsidiaries	11,266	360,784	189,171	(32,151)	(529,070)	—
Goodwill and purchased intangible assets — net	—	26,833	15,761	149,880	—	192,474
Total other assets	11,266	395,961	207,711	158,898	(548,204)	225,632
Property, plant and equipment — net	—	72,892	4,862	192,643	—	270,397
Total assets	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971
Accounts payable	$—	$13,514	$2,926	$42,655	$—	$59,095
Accrued and other current liabilities	—	48,092	27,811	34,430	(12,407)	97,926
Notes payable and long-term debt due within one year	—	227	—	2,915	—	3,142
Total current liabilities	—	61,833	30,737	80,000	(12,407)	160,163
Long-term debt	—	398,039	—	45,944	—	443,983
Other long-term liabilities	—	131,100	21,964	69,629	(19,134)	203,559
Total liabilities	—	590,972	52,701	195,573	(31,541)	807,705
Total shareholders’ equity (deficit)	11,266	23,021	196,387	309,662	(529,070)	11,266
Total liabilities and shareholders’ equity (deficit)	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended September 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,127	$7,127	$2,979	$7,334	$(17,440)	$7,127
Depreciation and amortization	—	3,119	19	7,219	—	10,357
Other operating activities	(7,127)	(28,646)	(3,139)	(702)	17,440	(22,174)
Net cash provided by (used in) operating activities	—	(18,400)	(141)	13,851	—	(4,690)
Additions to property, plant & equipment	—	(5,122)	(27)	(2,910)	—	(8,059)
Other investing activities	—	—	158	65	—	223
Net cash (used in) investing activities	—	(5,122)	131	(2,845)	—	(7,836)
Net borrowings (repayments)	—	(49)	—	(6,729)	—	(6,778)
Other financing activities	—	(19)	—	—	—	(19)
Net cash provided by (used in) financing activities	—	(68)	—	(6,729)	—	(6,797)
Exchange effect on cash	—	—	—	(403)	—	(403)
Increase (decrease) in cash	—	(23,590)	(10)	3,874	—	(19,726)
Cash at beginning of period	—	25,772	367	18,170	—	44,309
Cash at end of period	$—	$2,182	$357	$22,044	$—	$24,583

	Three months ended September 30, 2010
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$2,346	$2,346	$2,783	$8,506	$(13,635)	$2,346
Depreciation and amortization	—	3,571	184	6,285	—	10,040
Other operating activities	(2,346)	(16,818)	(2,783)	(6,854)	13,635	(15,166)
Net cash provided by (used in) operating activities	—	(10,901)	184	7,937	—	(2,780)
Additions to property, plant & equipment	—	(3,278)	(62)	(4,403)	—	(7,743)
Other investing activities	—	—	—	—	—	—
Net cash (used in) investing activities	—	(3,278)	(62)	(4,403)	—	(7,743)
Net borrowings (repayments)	—	160	—	(1,038)	—	(878)
Other financing activities	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	160	—	(1,038)	—	(878)
Exchange effect on cash	—	—	—	796	—	796
Increase (decrease) in cash	—	(14,019)	122	3,292	—	(10,605)
Cash at beginning of period	—	33,137	246	12,790	—	46,173
Cash at end of period	$—	$19,118	$368	$16,082	$—	$35,568

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,532	$21,532	$12,721	$19,762	$(54,015)	$21,532
Depreciation and amortization	—	10,694	278	21,293	—	32,265
Other operating activities	(21,532)	(37,814)	(26,405)	(19,917)	54,015	(51,653)
Net cash provided by (used in) operating activities	—	(5,588)	(13,406)	21,138	—	2,144
Additions to property, plant & equipment	—	(9,207)	(30)	(17,220)	—	(26,457)
Other investing activities	—	33	13,500	4,731	—	18,264
Net cash (used in) investing activities	—	(9,174)	13,470	(12,489)	—	(8,193)
Net borrowings (repayments)	—	(40,146)	—	(4,624)	—	(44,770)
Other financing activities	—	(1,187)	—	—	—	(1,187)
Net cash provided by (used in) financing activities	—	(41,333)	—	(4,624)	—	(45,957)
Exchange effect on cash	—	—	—	331	—	331
Increase (decrease) in cash	—	(56,095)	64	4,356	—	(51,675)
Cash at beginning of period	—	58,277	293	17,688	—	76,258
Cash at end of period	$—	$2,182	$357	$22,044	$—	$24,583

	Nine months ended September 30, 2010
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$67,323	$67,323	$10,449	$14,423	$(92,195)	$67,323
Depreciation and amortization	—	11,282	570	19,142	—	30,994
Other operating activities	(67,323)	(102,014)	(10,994)	(21,014)	92,195	(109,150)
Net cash provided by (used in) operating activities	—	(23,409)	25	12,551	—	(10,833)
Additions to property, plant & equipment	—	(6,322)	(76)	(12,724)	—	(19,122)
Other investing activities	—	—	—	—	—	—
Net cash (used in) investing activities	—	(6,322)	(76)	(12,724)	—	(19,122)
Net borrowings (repayments)	—	35,366	—	(823)	—	34,543
Other financing activities	—	(23,903)	—	—	—	(23,903)
Net cash provided by (used in) financing activities	—	11,463	—	(823)	—	10,640
Exchange effect on cash	—	—	—	(206)	—	(206)
Increase (decrease) in cash	—	(18,268)	(51)	(1,202)	—	(19,521)
Cash at beginning of period	—	37,386	419	17,284	—	55,089
Cash at end of period	$—	$19,118	$368	$16,082	$—	$35,568

12.	Segments
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net Sales:
Glass Operations	$190,813	$180,225	$547,353	$516,184
Other Operations	16,597	19,953	55,448	61,203
Eliminations	(164)	(171)	(527)	(440)
Consolidated	$207,246	$200,007	$602,274	$576,947
Segment EBIT:
Glass Operations	$29,801	$24,928	$77,165	$71,542
Other Operations	2,978	2,772	9,619	11,011
Total Segment EBIT	$32,779	$27,700	$86,784	$82,553
Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$32,779	$27,700	$86,784	$82,553
Retained corporate costs	(10,071)	(9,653)	(29,974)	(27,376)
(Loss) gain on redemption of debt (note 4)	—	—	(2,803)	56,792
(Expense) gain on sale of Traex assets	(81)	—	3,240	—
Gain on sale of land (1)	—	—	3,445	—
Restructuring and other charges (note 5)	78	(1,278)	1,105	(4,483)
Other special charges (2)	(2,091)	(1,096)	(2,511)	(151)
Interest expense	(10,559)	(11,855)	(32,929)	(33,243)
Income taxes	(2,928)	(1,472)	(4,825)	(6,769)
Net income	$7,127	$2,346	$21,532	$67,323
Depreciation & Amortization:
Glass Operations	$9,999	$9,517	$30,779	$29,386
Other Operations	11	178	257	549
Corporate	347	345	1,229	1,059
Consolidated	$10,357	$10,040	$32,265	$30,994
Capital Expenditures:
Glass Operations	$7,511	$6,466	$25,280	$17,267
Other Operations	12	62	15	76
Corporate	536	1,215	1,162	1,779
Consolidated	$8,059	$7,743	$26,457	$19,122

(dollars in thousands)	September 30, 2011	December 31, 2010
Segment Assets:
Glass Operations	$732,759	$752,058
Other Operations	35,762	45,944
Corporate	19,806	20,969
Consolidated	$788,327	$818,971
___________________________________

(1)	Net gain on the sale of land at our Royal Leerdam facility.

(2)
The three month period ended September 30, 2011 represents CEO transition expenses, primarily non-cash charges related to accelerated vesting of previously issued equity compensation. The nine month period ended September 30, 2011 represents CEO transition expenses including $1.7 million of non-cash charges related to accelerated vesting of previously issued equity compensation, $0.4 million of relocation expenses and $0.4 million of other fees. The three month period ending September 30, 2010 represents equity offering fees related to the secondary stock offering with the nine month period offset by an insurance claim recovery.

13.	Fair Value
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability)	September 30, 2011				December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(1,972)	$—	$(1,972)	$—	$(3,188)	$—	$(3,188)
Currency contracts	—	458	—	458	—	(151)	—	(151)
Interest rate agreements	—	4,075	—	4,075	—	2,536	—	2,536
Net derivative asset (liability)	$—	$2,561	$—	$2,561	$—	$(803)	$—	$(803)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Condensed Consolidated Balance Sheets, with $0.4 million in prepaid and other current assets, $4.1 million in derivative asset, $1.9 million in derivative liability and $0.1 million in other long-term liabilities as of September 30, 2011. As of December 31, 2010, $2.6 million was recorded in derivative asset and $3.4 million in derivative liability on the Condensed Consolidated Balance Sheets.
The commodity futures natural gas contracts and interest rate agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

14.	Other Income
Items included in other income in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Gain on sale of land at Royal Leerdam	$—	$—	$3,445	$—
(Loss) gain on sale of Traex assets (1)	(81)	—	3,240	—
Gain (loss) on currency translation	1,705	(59)	130	374
Income on hedging activities	503	38	990	353
Other non-operating income	110	44	502	189
Other income	$2,237	$23	$8,307	$916
(1) On April 28, 2011, we sold substantially all of the assets of our Traex subsidiary (now known as Dane Holding Co.) to the Vollrath Company for $13.0 million, resulting in a gain of $3.2 million.

15.	Contingencies
We are currently undergoing an unclaimed property audit that is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. We may have obligations associated with unclaimed property in an estimated amount of approximately $2.7 million.

While we have recorded this estimate as expense of $1.8 million and $0.9 million in cost of sales and selling, general and administrative expense on the Condensed Consolidated Statement of Operations for the three month and 9 month periods ended September 30, 2011, respectively, it is too early to determine the ultimate outcome of these audits and, as a result, our actual obligations may be less than or greater than the amount we have recorded. At this time, we believe that the impact of these adjustments is not material to our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. These factors are summarized in “Risk Factors” under Item 1A of “Part II — Other Information” and are more fully discussed in our Form 10-K for the year ended December 31, 2010.
Overview
Economic market conditions continued to be challenging during the first three quarters of 2011, and we expect them to remain challenging, in particular in the U.S. and Europe, at least for the remainder of 2011. Nevertheless, we experienced solid net sales growth in our China sales region in the third quarter of 2011, and shipments to our U.S. and Canadian foodservice customers improved modestly during the third quarter, with sales during August and September to foodservice customers being fairly strong. Including the impact of currency, net sales to our European region also increased during the third quarter, although net sales to our European region declined during the quarter when the impact of currency is excluded. The decline is a reflection of the uncertain macroeconomic environment in Europe. Our shipments to customers in Mexico declined slightly during the quarter as a result of economic conditions and a variety of other factors (including credit holds, mix shifts and delays in shipments) that are being resolved.
We continued to reduce leverage during the third quarter by prepaying 30.0 million RMB (approximately $4.7 million) on our loan in China; that installment was not due until July 2012. In addition, on March 25, 2011, we redeemed an aggregate principal amount of $40.0 million of our Senior Secured Notes due 2015. See note 4 to the Condensed Consolidated Financial Statements for further discussion.
Effective with the first quarter of 2011, we reorganized in order to achieve a global view of our business. As a result, we consolidated our geographical regions and moved to two operating segments: Glass Operations and Other Operations. These operating segments are defined as follows:
Glass Operations—includes worldwide sales of glass tableware and other glass operations from domestic and international subsidiaries.
Other Operations—includes worldwide sales of ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were sold through April 28, 2011.
When discussing sales by region throughout this section, region is defined as our sales force’s regional sales accountability. This definition is used beginning in 2011, and prior year sales by region have been recomputed using this new definition.
Results of Operations — Third Quarter 2011 Compared with Third Quarter 2010

	Three months ended September 30,		Variance
(dollars in thousands, except percentages and per-share amounts)	2011	2010	In dollars	In percent
Net sales	$207,246	$200,007	$7,239	3.6%
Gross profit (2)	$44,884	$41,685	$3,199	7.7%
Gross profit margin	21.7%	20.8%
Income from operations (IFO) (2)(3)	$18,377	$15,650	$2,727	17.4%
IFO margin	8.9%	7.8%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$20,614	$15,673	$4,941	31.5%
EBIT margin	9.9%	7.8%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$30,971	$25,713	$5,258	20.4%
EBITDA margin	14.9%	12.9%
Adjusted EBITDA(1)	$33,065	$28,087	$4,978	17.7%
Adjusted EBITDA margin	16.0%	14.0%
Net income (2)(3)(4)	$7,127	$2,346	$4,781	203.8%
Net income margin	3.4%	1.2%
Diluted net income per share	$0.34	$0.12	$0.22	183.3%

__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)
Includes an asset write-down of $0.2 million and $0.6 million related to the closure of the decorating operations at our Shreveport manufacturing facility in 2011 and 2010, respectively. (See note 5 to the Condensed Consolidated Financial Statements).

(3)
In addition to item (2) above, the 2011 period includes a restructuring credit of $0.2 million related to the closure of the decorating operations at our Shreveport manufacturing facility and CEO transition expenses of $2.1 million, which primarily represent non-cash charges related to accelerated vesting of previously issued equity compensation. The 2010 period includes a charge of $1.1 million related to our secondary stock offering and restructuring charges of $0.7 million related to the closure of the decorating operations at our Shreveport manufacturing facility. (See notes 4 and 5 to the Condensed Consolidated Financial Statements.)

(4)
In addition to item (3) above, the 2011 period includes $0.1 million of expenses in connection with the sale of substantially all of the assets of our Traex subsidiary. (See note 14 to the Condensed Consolidated Financial Statements).

Net Sales
For the quarter ended September 30, 2011, net sales increased 3.6 percent to $207.2 million, compared to $200.0 million in the year-ago quarter. Excluding the impact of currency, net sales increased 1.3 percent. Net sales in the Glass Operations segment were $190.8 million, an increase of 5.9 percent (3.3 percent excluding the impact of currency on net sales), compared to $180.2 million in the third quarter of 2010. Primary contributors to the increased net sales were a 47.9 percent increase in net sales within our China sales region (40.2 percent excluding the impact of currency), and a 5.2 percent increase in net sales within our European sales region (4.0 percent decrease excluding the impact of currency) compared to the year-ago quarter. The 40.2 percent increase in our China sales region, excluding the impact of currency, is the result of our change in our go-to-market strategy in the domestic Chinese market. The decrease in the European sales region, excluding the currency impact, is a result of the uncertain macroeconomic conditions in Europe. Net sales within our Mexico region decreased 2.1 percent and decreased 5.2 percent when the currency impact is excluded. Factors contributing to the decline in net sales in our Mexico region included general economic conditions and a variety of other factors that are being resolved (including credit holds, mix shifts and delays in shipments). Net sales to U.S. and Canadian foodservice glassware customers increased 4.8 percent, as shipments to foodservice customers were strong in August and September. Net sales to U.S. and Canadian retail customers increased 8.8 percent during the third quarter of 2011 as a result of increased shipments and a more favorable product mix.
Net sales in the Other Operations segment were $16.6 million, compared to $20.0 million in the prior-year quarter, a decrease of 16.8 percent. The decline in net sales in the Other Operations segment is attributable to a $4.3 million decline in net sales of Traex products compared to the prior-year quarter, partially offset by a 7.2 percent increase in net sales to World Tableware customers and a 2.6 percent increase in net sales of Syracuse China products. The increase in net sales to World Tableware customers and of Syracuse China products was due to increased volume and a stronger mix of products sold. The decrease in net sales of Traex products in the third quarter of 2011 is a result of the sale of substantially all of the assets of our Traex subsidiary in late April 2011. The decline in net sales of Traex products accounted for more than the entire $3.4 million decrease in net sales for Other Operations.
Gross Profit
For the quarter ended September 30, 2011, gross profit increased by $3.2 million, or 7.7 percent, to $44.9 million, compared to $41.7 million in the year-ago quarter. Gross profit as a percentage of net sales increased to 21.7 percent, compared to 20.8 percent in the year-ago quarter. The improvement in gross profit is attributable to higher net sales of $7.8 million and a favorable currency impact of $0.2 million, primarily due to the impact of changes in the value of the Euro and the Mexican peso. Offsetting these favorable items for the third quarter 2011 were distribution cost increases of $1.6 million related to the higher level of sales and increased diesel fuel costs for freight, increased costs of production of $1.4 million primarily driven by a change in mix of items produced and a non-cash charge for unclaimed property audits of $1.8 million. In 2010, gross profit was affected by the $2.7 million write-down of certain after-processing equipment recorded in our Glass Operations segment, offset by a $0.9 million insurance claim recovery.
Income From Operations
Income from operations for the quarter ended September 30, 2011 increased $2.7 million, to $18.4 million, compared to $15.7 million in the year-ago quarter. Income from operations as a percentage of net sales was 8.9 percent in the third quarter of 2011, compared to 7.8 percent in the year-ago quarter. The improvement in income from operations is a result of higher gross profit

(discussed above), offset by a $1.4 million increase in selling, general and administrative expenses primarily due to a $1.7 million non-cash charge related to accelerated vesting of previously issued equity compensation and a $0.9 million non-cash charge for unclaimed property audits, offset by a reduction in workers' compensation expense. The third quarter of 2010 included a $0.7 million special charge for the write-down of decorating assets at our Shreveport, Louisiana facility.
Earnings Before Interest and Income Taxes (EBIT)
EBIT for the quarter ended September 30, 2011 increased by $4.9 million, or 31.5 percent, to $20.6 million in 2011 from $15.7 million in 2010. EBIT as a percentage of net sales increased to 9.9 percent in the third quarter of 2011, compared to 7.8 percent in the year-ago quarter. Key contributors to the increase in EBIT compared to the year-ago quarter are the same as those discussed above under Income From Operations. Other income for the third quarter also includes favorable fluctuations in foreign currency translation gains of $1.8 million and income on hedging activities of $0.5 million.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $5.3 million in the third quarter of 2011, to $31.0 million, compared to $25.7 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 14.9 percent for the third quarter 2011, from 12.9 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under EBIT.
Adjusted EBITDA
Adjusted EBITDA increased by $5.0 million in the third quarter of 2011, to $33.1 million, compared to $28.1 million, which included a $1.0 million contribution related to Traex, in the year-ago quarter. As a percentage of net sales, Adjusted EBITDA was 16.0 percent for the third quarter of 2011, compared to 14.0 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under EBITDA and a favorable change of $0.3 million in the items excluded from Adjusted EBITDA. CEO transition expenses of $2.1 million were excluded in the current year quarter, while $1.1 million of equity offering fees related to the secondary stock offering and $1.3 million of charges related to the write-off of decorating assets at our Shreveport, Louisiana manufacturing facility were excluded in the prior year quarter.
Net Income and Diluted Net Income Per Share
We recorded net income of $7.1 million, or $0.34 per diluted share, in the third quarter of 2011, compared to $2.3 million, or $0.12 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 3.4 percent in the third quarter of 2011, compared to 1.2 percent in the year-ago quarter. The improvement in net income and diluted net income per share is generally due to the factors discussed in EBIT above, and a $1.3 million reduction in interest expense offset by a $1.5 million increase in the provision for income taxes. The reduction in interest expense is the result of the $40.0 million debt repayment completed in March 2011. The effective tax rate was 29.1 percent for the quarter compared to 38.6 percent in the year-ago quarter. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures.

Results of Operations — First Nine Months 2011 Compared with First Nine Months 2010

	Nine months ended September 30,		Variance
(dollars in thousands, except percentages and per-share amounts)	2011	2010	In dollars	In percent
Net sales	$602,274	$576,947	$25,327	4.4%
Gross profit (2)	$130,866	$123,593	$7,273	5.9%
Gross profit margin	21.7%	21.4%
Income from operations (IFO)(2)(3)	$53,782	$49,627	$4,155	8.4%
IFO margin	8.9%	8.6%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$59,286	$107,335	$(48,049)	(44.8)%
EBIT margin	9.8%	18.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$91,551	$138,329	$(46,778)	(33.8)%
EBITDA margin	15.2%	24.0%
Adjusted EBITDA(1)	$89,075	$86,171	$2,904	3.4%
Adjusted EBITDA margin	14.8%	14.9%
Net income (2)(3)(4)	$21,532	$67,323	$(45,791)	(68.0)%
Net income margin	3.6%	11.7%
Diluted net income per share	$1.04	$3.26	$(2.22)	(68.1)%
____________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. See Table 1 for a reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA and a further discussion as to the reasons we believe these non-GAAP financial measures are useful.

(2)
2011 includes an asset write-down of $0.2 million related to the closure of our Syracuse, New York, manufacturing facility and the decorating operations at our Shreveport manufacturing facility. 2010 includes a fixed asset write-down of $2.7 million related to after-processing equipment, a credit of $0.9 million for an insurance claim recovery in our Glass Operations segment, and $0.6 million related to the closure of the decorating operations at our Shreveport manufacturing facility. (See note 5 to the Condensed Consolidated Financial Statements).

(3)
In addition to item (2) above, the 2011 period includes CEO transition expenses of $2.5 million ($1.7 million of non-cash charges related to accelerated vesting of previously issued equity compensation, $0.4 million of relocation expenses and $0.4 million of search fees and other), net of an equipment credit of $0.8 million and a restructuring credit of $0.3 million related to the closure of the decorating operations at our Shreveport manufacturing facility. The 2010 period includes a $1.1 million charge related to fees for the secondary stock offering, $0.7 million related to the closure of the decorating operations at our Shreveport manufacturing facility, and a restructuring charge of $0.4 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 4 and 5 to the Condensed Consolidated Financial Statements).

(4)
In addition to item (3) above, the 2011 period includes a net gain of $3.2 million related to the gain on the sale of substantially all of the assets of our Traex subsidiary, income of $3.4 million related to the gain on the sale of land at our Royal Leerdam facility, a loss of $2.8 million related to the redemption of $40.0 million of Senior Secured Notes and an equipment credit of $0.2 million. The 2010 period includes income of $56.8 million related to the gain on redemption of the New PIK Notes and restructuring charges of $0.1 million related to the closure of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 4, 5 and 14 to the Condensed Consolidated Financial Statements).

Net Sales
For the nine months ended September 30, 2011, net sales increased 4.4 percent to $602.3 million, compared to $576.9 million in the year-ago period. Excluding the impact of currency, net sales increased 2.2 percent. Net sales in the Glass Operations segment were $547.4 million, an increase of 6.0 percent (3.6 percent excluding the impact of currency on net sales), compared to $516.2 million in the first nine months of 2010. Primary contributors to the increased net sales included a 60.5 percent increase in net sales within our China sales region (53.2 percent excluding the impact of currency), an 11.0 percent increase in net sales within our European sales region (3.4 percent excluding the impact of currency), and an 11.2 percent increase in net sales within our International region (11.2 percent excluding the impact of currency), compared to the year-ago period. The 53.2 percent increase in our China sales region, excluding the impact of currency, is the result of our change in our go-to-market strategy in the domestic Chinese market. The increases, excluding the currency impact, in the European and International sales regions are the result of increased shipments to customers. Including the currency impact, net sales within our Mexico region were flat. Excluding the currency impact, net sales within our Mexico region declined 4.9 percent as a result of decreased sales within our business to business channel. Net sales to U.S. and Canadian foodservice glassware customers increased 2.2 percent, net sales to U.S. and Canadian retail customers increased 3.8 percent and net sales to U.S. and Canadian business to business customers increased 9.3 percent during the first nine months of 2011 compared to the first nine months of 2010. The 9.3 percent increase in U.S. and Canadian business to business is the result of increased shipments to those customers for various OEM uses. Net sales in the Other Operations segment were $55.4 million, compared to $61.2 million in the prior-year. The decline in net sales in the Other Operations segment is attributable to a $7.5 million decrease in net sales of Traex products as a result of the sale of substantially all of the assets of our Traex subsidiary in late April 2011. Partially offsetting the decline in net sales of Traex products were a 4.5 percent increase in net sales of Syracuse China products, as we had a stronger mix of products sold, and a 3.1 percent increase in net sales to World Tableware customers resulting from increased volume.
Gross Profit
For the nine months ended September 30, 2011, gross profit increased by $7.3 million, or 5.9 percent, to $130.9 million, compared to $123.6 million in the year-ago period. Gross profit as a percentage of net sales increased to 21.7 percent, compared to 21.4 percent in the year-ago period. Excluding currency impact, the improvement in gross profit was attributable to higher net sales of $12.4 million and a decrease in natural gas of $3.5 million. A favorable currency impact contributed another $1.9 million, primarily due to the changes in the value of the Euro and the Mexican peso. Partially offsetting the favorable items for the first nine months of 2011 was the lost production we experienced in Mexico due to a short-term raw material issue and the lost production we experienced in Holland due to minor flooding. These two situations, which have been resolved, negatively affected gross profit by approximately $1.0 million. In addition, we experienced an increase in distribution costs of $4.0 million related to the higher level of sales and diesel fuel costs for freight, an increase in direct materials (primarily packaging) of $3.1 million and a non-cash charge for unclaimed property audits of $1.8 million. In 2010, gross profit included the $2.7 million write-down of certain after-processing equipment recorded in our Glass Operations segment, partially offset by a $0.9 million insurance claim recovery.
Income From Operations
Income from operations for the nine months ended September 30, 2011 increased $4.2 million, to $53.8 million, compared to $49.6 million in the year-ago period. Income from operations as a percentage of net sales was 8.9 percent in the first nine months of 2011 and 8.6 percent in the same 2010 period. The $4.2 million improvement in income from operations is a result of higher sales volume, as the gross profit margin (discussed above) increased to 21.7 percent in the current year to date period versus 21.4 percent in the prior year period. Selling, general and administrative expenses increased $4.5 million for the 2011 period compared to the prior year. Of the increase in selling, general and administrative expense, $1.3 million is the result of currency exchange rates, $2.5 million is attributable to CEO transition expenses primarily related to a non-cash charge for accelerated vesting of previously issued equity compensation and $0.9 million is a non-cash charge for unclaimed property audits of $0.9 million.
Earnings Before Interest and Income Taxes (EBIT)
EBIT for the nine months ended September 30, 2011 was $59.3 million, compared to $107.3 million for the nine months ended September 30, 2010. EBIT as a percentage of net sales decreased to 9.8 percent in the first nine months of 2011, compared to 18.6 percent in the year-ago period. EBIT for the first nine months of 2010 included a $56.8 million gain on redemption of debt, net of certain transaction expenses. See note 4 for a further discussion of this gain. Other income increased by $7.4 million in 2011 compared to 2010 due to the $3.2 million gain on the sale of substantially all of the assets of our Traex subsidiary, the $3.4 million gain on the sale of land at our facility located in the Netherlands, and an additional $0.6 million of income on hedging activities as compared to the prior-year nine month period.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $46.8 million, or 33.8 percent, in the first nine months of 2011, to $91.6 million, compared to $138.3 million in the year-ago period. As a percentage of net sales, EBITDA was 15.2 percent for the first nine months of 2011, compared to 24.0 percent in the year-ago period. The key contributors to the decrease in EBITDA were the factors discussed above under EBIT.
Adjusted EBITDA
Adjusted EBITDA increased by $2.9 million, or 3.4 percent, in the first nine months of 2011, to $89.1 million, compared to $86.2 million, which included a $2.4 million contribution related to Traex, in the year-ago period. As a percentage of net sales, Adjusted EBITDA was 14.8 percent for the first nine months of 2011, compared to 14.9 percent in the year-ago period. The key contributors to the increase in Adjusted EBITDA were the factors discussed above under EBITDA, and the exclusion of a $2.8 million loss on redemption of debt in 2011, a $3.4 million gain on the 2011 sale of land at our Royal Leerdam facility, a $3.2 million gain on the April 2011 sale of substantially all of the assets of our Traex subsidiary, an equipment credit of $1.0 million in 2011, $2.5 million of CEO transition expenses in 2011, a $56.8 million gain on redemption of debt in 2010, a $2.7 million fixed asset write down of after-processing equipment in our Glass Operations segment in 2010, $1.1 million of equity offering fees, a $0.9 million insurance claim recovery in 2010 and a $1.8 million facility closure charge in 2010.
Net Income and Diluted Net Income Per Share
We recorded net income of $21.5 million, or $1.04 per diluted share, in the first nine months of 2011, compared to net income of $67.3 million, or $3.26 per diluted share, in the year-ago period. Net income as a percentage of net sales was 3.6 percent in the first nine months 2011, compared to 11.7 percent in the year-ago period. The reduction in net income and diluted net income per share is generally due to the factors discussed in EBIT above and a $0.3 million reduction in interest expense. The reduction in interest expense is driven by lower debt levels and the impact of the debt refinancing completed in February 2010. The lower debt levels in 2011 partially offset the change in interest rates. The effective tax rate was 18.3 percent for the current nine month period compared to 9.1 percent in the year-ago period. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures.
Segment Results of Operations

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
(dollars in thousands)	2011	2010	In dollars	In percent	2011	2010	In dollars	In percent
Net Sales:
Glass Operations	$190,813	$180,225	$10,588	5.9%	$547,353	$516,184	$31,169	6.0%
Other Operations	16,597	19,953	(3,356)	(16.8)%	55,448	61,203	(5,755)	(9.4)%
Eliminations	(164)	(171)			(527)	(440)
Consolidated	$207,246	$200,007	$7,239	3.6%	$602,274	$576,947	$25,327	4.4%
Segment EBIT (1):
Glass Operations	$29,801	$24,928	$4,873	19.5%	$77,165	$71,542	$5,623	7.9%
Other Operations	2,978	2,772	206	7.4%	9,619	11,011	(1,392)	(12.6)%
Total Segment EBIT	$32,779	$27,700	$5,079	18.3%	$86,784	$82,553	$4,231	5.1%
Segment EBIT Margin:
Glass Operations	15.6%	13.8%			14.1%	13.9%
Other Operations	17.9%	13.9%			17.3%	18.0%
Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$32,779	$27,700			$86,784	$82,553
Retained corporate costs (2)	(10,071)	(9,653)			(29,974)	(27,376)
(Loss) gain on redemption of debt (note 4)	—	—			(2,803)	56,792
(Expense) gain on sale of Traex	(81)	—			3,240	—
Gain on sale of land	—	—			3,445	—
Restructuring and other charges (note 5)	78	(1,278)			1,105	(4,483)
Other special charges	(2,091)	(1,096)			(2,511)	(151)
Interest expense	(10,559)	(11,855)			(32,929)	(33,243)
Income taxes	(2,928)	(1,472)			(4,825)	(6,769)
Net income	$7,127	$2,346			$21,532	$67,323
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs.

(2)	Retained corporate costs include certain headquarter, administrative and facility costs, and other costs that are not allocable to the reporting segments.
Segment Results of Operations – Third Quarter 2011 Compared to Third Quarter 2010
Glass Operations
For the quarter ended September 30, 2011, net sales increased 5.9 percent (3.3 percent excluding the impact of currency on net sales) to $190.8 million from $180.2 million in the year-ago quarter. Primary contributors to the increased net sales compared to the year-ago quarter included a 47.9 percent increase in net sales within our China sales region (40.2 percent excluding the currency fluctuation) and a 5.2 percent increase in net sales within our European sales region (negative 4.0 percent excluding the Euro currency effect). The 40.2 percent increase in net sales in our China sales region, excluding the impact of currency, is the result of our change in our go-to-market strategy in the domestic Chinese market. The decrease in the European sales region, excluding the effect of the Euro, is the result of lower volume due to the uncertain macroeconomic conditions in Europe. Net sales within our Mexico region decreased 2.1 percent and decreased 5.2 percent excluding the currency impact. Factors contributing to the decline in net sales in our Mexico region included general economic conditions and a variety of other factors that are being resolved (including credit holds, mix shifts and delays in shipments). Net sales to U.S. and Canadian foodservice glassware customers increased 4.8 percent, as shipments to foodservice customers were strong in August and September. Net sales to U.S. and Canadian retail customers increased 8.8 percent during the third quarter of 2011 as a result of increased shipments and a more favorable mix as compared to the third quarter of 2010.
Segment EBIT increased to $29.8 million for the quarter ended September 30, 2011, compared to $24.9 million for the year-ago quarter. Segment EBIT as a percentage of net sales increased to 15.6 percent in the third quarter of 2011, compared to 13.8 percent in the year-ago quarter. The primary drivers for the increase are higher sales of $9.3 million and a favorable change of $1.8 million in other income related to foreign currency conversion. Excluding the effects of currency, partially offsetting these increases were a $1.9 million unfavorable impact from the change in mix of items produced, an increase in distribution costs of $2.1 million related to the higher level of sales and increased diesel fuel costs for freight, and a $1.5 million increase in selling, general and administrative expenses primarily from labor and benefit expenses. The negative currency impact was $0.3 million.
Other Operations
For the quarter ended September 30, 2011, net sales decreased 16.8 percent to $16.6 million from $20.0 million in the year-ago quarter. The decrease in net sales is primarily attributable to a $4.3 million reduction in net sales of Traex products as a result of the sale of substantially all of the assets of our Traex subsidiary in April 2011, partially offset by a 7.2 percent increase in net sales to World Tableware customers and a 2.6 percent increase in Syracuse China product sales from increased volume and a stronger mix of products sold.
Segment EBIT increased by $0.2 million, or 7.4 percent, to $3.0 million for the third quarter of 2011, compared to $2.8 million in the year-ago quarter. Segment EBIT as a percentage of net sales increased to 17.9 percent in the third quarter of 2011, compared to 13.9 percent in the year-ago quarter. The key contributor to the increased Segment EBIT was the increase in sales from Syracuse China and World Tableware, as explained above, and the elimination of Traex's lower margin business.
Segment Results of Operations – First Nine Months 2011 Compared to First Nine Months 2010
Glass Operations
For the nine months ended September 30, 2011, net sales increased 6.0 percent (3.6 percent excluding the impact of currency on sales), compared to $516.2 million in the first nine months of 2010. Primary contributors to the increased net sales were a 60.5 percent increase in net sales within our China sales region (53.2 percent excluding the effect of currency), an 11.0 percent increase in net sales within our European sales region (3.4 percent excluding the Euro effect), and an 11.2 percent increase in net sales within our International region (11.2 percent excluding the currency fluctuations), compared to the year-ago period. The 53.2 percent increase in our China sales region, excluding the currency affect, is the result of our change in our go-to-market strategy in the domestic Chinese market. The increases, excluding the currency impact, in the European and International sales regions are the result of increased shipments to customers. Net sales within our Mexico region were flat and, excluding the currency impact, decreased 4.9 percent compared to the prior-year period. The decline is the result of decreased sales within our business to business channel. Net sales to U.S. and Canadian foodservice glassware customers increased 2.2 percent, net sales to U.S. and Canadian retail customers increased 3.8 percent and net sales to U.S. and Canadian business to business customers increased 9.3 percent during the first nine months of 2011 compared to the first nine months of 2010. The 9.3 percent increase in net sales to U.S. and Canadian business to business customers is the result of increased shipments to those customers for various OEM uses.
Segment EBIT increased to $77.2 million for the first nine months of 2011, compared to $71.5 million for the year-ago period.

Segment EBIT as a percentage of net sales increased to 14.1 percent in the first three quarters of 2011, compared to 13.9 percent in the year-ago period. The primary drivers of the $5.6 million increase in Segment EBIT were a $15.5 million increase in net sales resulting from higher volumes and more favorable mix, excluding the effect of currency, and a $0.5 million favorable currency impact, resulting primarily from changes in value of the Mexican peso and the Euro. Other income includes an unfavorable swing of $0.7 million primarily related to larger foreign currency translation losses versus the prior-year period. In the second quarter, we experienced lost production in Mexico due to a short-term raw material issue and lost production in Holland due to minor flooding. These two situations, which have been resolved, negatively impacted gross profit by approximately $1.0 million. The 2011 period also included increases in distribution costs of $4.6 million related to the higher level of sales and diesel fuel costs for freight, direct materials (primarily packaging) of $3.0 million, and selling, general and administrative expenses of $2.6 million, offset by a decrease in natural gas of $3.5 million.
Other Operations
For the nine months ended September 30, 2011, net sales decreased 9.4 percent to $55.4 million from $61.2 million in the year-ago period. The decrease in net sales is the result of a $7.5 million reduction in the net sales of Traex products, partially offset by a 3.1 percent increase in net sales to World Tableware customers and a 4.5 percent increase in net sales of Syracuse China product, as we had increased volume and a stronger mix of products sold. The reduction in net sales of Traex products in the first nine months of 2011 is attributable to the sale in late April 2011 of substantially all of the assets of our Traex subsidiary.
Segment EBIT decreased by $1.4 million, or 12.6 percent, to $9.6 million for the nine months ended September 30, 2011, compared to $11.0 million in the year-ago period. Segment EBIT as a percentage of net sales decreased to 17.3 percent in the nine months ended September 30, 2011, compared to 18.0 percent in the year-ago period. The key contributor to the decreased Segment EBIT was the decrease in sales volume explained above offset by the $3.2 million gain on the sale of substantially all the assets of our Traex subsidiary.
Capital Resources and Liquidity
Balance Sheet and Cash Flows
Cash and Equivalents
At September 30, 2011 our cash balance was $24.6 million, a decrease of $51.7 million from $76.3 million at December 31, 2010. The decrease was primarily due to the cash interest payments made on our Senior Secured Notes in February and August, 2011 and the use of cash to redeem 30.0 million RMB (approximately $4.7 million) on our China loan and $40.0 million of Senior Secured Notes in 2011.
Working Capital
The following table presents our working capital components:

			Variance
(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2011	December 31, 2010	In dollars	In percent
Accounts receivable — net	$93,447	$92,101	$1,346	1.5%
DSO (1)	41.3	42.0
Inventories — net	$171,217	$148,146	$23,071	15.6%
DIO (2)	75.7	67.6
Accounts payable	$52,317	$59,095	$(6,778)	(11.5)%
DPO (3)	23.1	27.0
Working capital (4)	$212,347	$181,152	$31,195	17.2%
DWC (5)	93.9	82.6
Percentage of net sales	25.7%	22.6%
DSO, DIO, DPO and DWC are calculated using the last twelve months net sales as the denominator and are based on a 365-day calendar year.
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)	Working capital is defined as net accounts receivable plus net inventories less accounts payable. See Table 3 for the calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
Working capital (as defined above) was $212.3 million at September 30, 2011, an increase of $31.2 million from December 31, 2010. Our working capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. This quarter, our increase is primarily due to higher inventories, as we began to experience the effects of both higher sales and production levels, as well as building inventory for planned maintenance shutdowns. The $6.8 million decrease in accounts payable when compared to the end of 2010 is due to Mexico's accounts payable decreasing $7.5 million ($6.7 million excluding the currency effect). As a result of the factors above, DWC increased from 82.6 at December 31, 2010 to 93.9 at September 30, 2011, and working capital as a percentage of net sales increased to 25.7 percent at September 30, 2011 from 22.6 percent at December 31, 2010. Working capital as a percentage of net sales at September 30, 2011 is improved from that of 27.3 percent at September 30, 2010.
Borrowings
The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2011	December 31, 2010
Borrowings under ABL Facility	floating		April 29, 2016	$—	$—
Senior Secured Notes	10.00%	(1)	February 15, 2015	360,000	400,000
Promissory Note	6.00%		October, 2011 to September, 2016	1,161	1,307
RMB Loan Contract	floating		December, 2012 to January, 2014	34,430	37,925
BES Euro Line	floating		December, 2011 to December, 2013	11,219	10,934
Total borrowings				406,810	450,166
Less — unamortized discount				4,644	6,307
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				4,108	3,266
Total borrowings — net (2)				$406,274	$447,125
____________________________________

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net include long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.
We had total borrowings of $406.8 million at September 30, 2011, compared to total borrowings of $450.2 million at December 31, 2010. The $43.4 million decrease in borrowings was the result of our redemption, on March 25, 2011, of $40.0 million of Senior Secured Notes, the early repayment of 30.0 million RMB on our RMB Loan Contract and currency conversion fluctuations. The entire increase in the BES Euro Line from December 31, 2010 is the result of a change in exchange rate.
Of our total borrowings, $125.6 million, or approximately 30.9 percent, was subject to variable interest rates at September 30, 2011. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.3 million on an annual basis.
Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.0 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and $3.3 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Cash Flow
The following table presents key drivers to our free cash flow for the third quarter of 2011 and 2010.

	Three months ended September 30,		Variance
(dollars in thousands, except percentages)	2011	2010	In dollars	In percent
Net cash used in operating activities	$(4,690)	$(2,780)	$(1,910)	(68.7)%
Capital expenditures	(8,059)	(7,743)	(316)	(4.1)%
Net proceeds from sale of Traex	158	—	158	NM
Proceeds from asset sales and other	65	—	65	NM
Free cash flow (1)	$(12,526)	$(10,523)	$(2,003)	(19.0)%
________________________________________
NM = not meaningful

(1)
We believe that Free cash flow [net cash used in operating activities, less capital expenditures, plus proceeds from asset sales and the sale of Traex] is a useful metric for evaluating our financial performance, as it is a measure we use internally to assess performance. See Table 2 for a reconciliation of net cash provided by (used in) operating activities to Free cash flow and a further discussion as to the reasons we believe this non-GAAP financial measure is useful.

Our net cash used in operating activities was $4.7 million in the third quarter of 2011, compared to net cash used in operating activities of $2.8 million in the year-ago quarter, an increase in net cash used of $1.9 million. The major factors impacting cash flow from operations were improvements of $4.8 million from net income and $18.3 million from changes in accounts receivable, offset by the unfavorable cash flow impact of $12.4 million from changes in pension and non-pension postretirement benefits, $7.8 million in accounts payable change, $3.4 million in accrued liabilities and prepaid expenses, and $2.7 million in inventories.
Our net cash used in investing activities was $7.8 million and $7.7 million in the third quarter of 2011 and 2010, respectively, primarily representing capital expenditures.
Net cash used in financing activities was $6.8 million in the third quarter of 2011, compared to $0.9 million in the year-ago quarter. During the third quarter of 2011, we utilized $2.1 million for repayments on our ABL credit facility, while there were no borrowings or repayments on this facility for the third quarter of 2010. There were $4.7 million of other debt repayments in the third quarter 2011 compared to $0.9 million in the third quarter 2010. Third quarter 2011 debt repayments were primarily related to the repayment of 30.0 million RMB on our loan in China.
Our free cash flow was $(12.5) million during the third quarter of 2011, compared to $(10.5) million in the year-ago quarter, a decrease of $2.0 million. The primary contributor to this change was the $1.9 million decrease in cash flow from operating activities in the current period, as discussed above.
The following table presents key drivers to our free cash flow for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,		Variance
(dollars in thousands, except percentages)	2011	2010	In dollars	In percent
Net cash provided by (used in) operating activities	$2,144	$(10,833)	$12,977	119.8%
Capital expenditures	(26,457)	(19,122)	(7,335)	(38.4)%
Net proceeds from sale of Traex	13,000	—	13,000	NM
Proceeds from asset sales and other	5,264	—	5,264	NM
Payment of interest on New PIK Notes	—	29,400	(29,400)	100.0%
Free cash flow (1)	$(6,049)	$(555)	$(5,494)	(989.9)%
________________________________
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

Our net cash provided by operating activities was $2.1 million in the first nine months of 2011, compared to net cash used in operating activities of ($10.8) million in the year-ago period, an increase of $13.0 million. The major factors impacting cash flow from operations were the $45.8 million reduction to net income, $13.1 million from changes in accrued interest and amortization of discounts, warrants and finance fees, $12.4 million from changes in pension and non-pension postretirement benefits, $8.1 million from changes in the income tax accounts, $6.8 million change in (gain) loss on asset sales, offset by $89.0 million of items related to our debt refinancing and $12.3 million from the impact of increased working capital related to increased sales and production.
Our net cash used in investing activities decreased to $8.2 million in the first nine months of 2011, compared to net cash used in investing activities of $19.1 million in the year-ago period, primarily as a result of our receipt in 2011 of the $13.0 million in net proceeds from the sale of substantially all of the assets of our Traex subsidiary and $5.3 million in proceeds from asset sales related to land at our Royal Leerdam facility and vacant property in Syracuse, New York, compared to no proceeds in the prior year period. The proceeds were offset by an increase in capital expenditures of $7.3 million for the nine months of 2011 compared to the same period in 2010.
Net cash provided by (used in) financing activities was $(46.0) million in the first nine months of 2011, compared to $10.6 million in the year-ago period. During the first nine months of 2011, we redeemed $40.0 million of Senior Secured Notes and prepaid $4.8 million of debt primarily related to the RMB Loan Contract in China. During the same period in 2010, our proceeds from the Senior Secured Notes were more than offset by the repurchase of our floating rate notes, the redemption of the New PIK Notes and payment of debt issuance costs.
Our Free cash flow was ($6.0) million during the first nine months of 2011, compared to ($0.6) million in the year-ago period, a decrease of $5.4 million. The primary contributors to this change were the increase in cash flow from operating activities, which included payment of interest on the New PIK Notes in 2010 and, proceeds from asset sales and the sale of substantially all of the assets of our Traex subsidiary, as discussed above, all offset by a $7.3 million increase in capital expenditures in the current period.
Derivatives
We have an Interest Rate Agreement (Rate Agreement) with respect to $80.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at September 30, 2011 is 7.57 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement were to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty, which was rated AA as of September 30, 2011, by Standard and Poor’s.
The fair market value for the Rate Agreement at September 30, 2011, was a $4.1 million asset. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. We do not expect to cancel this agreement and expect it to mature as originally contracted.
We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2011, we had commodity futures contracts for 2,640,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(2.0) million liability. We have hedged a portion of our forecasted transactions through December 2012. At December 31, 2010, we had commodity futures contracts for 3,090,000 million BTUs of natural gas with a fair market value of a $(3.2) million liability. The counterparties for these derivatives were rated BBB+ or better as of September 30, 2011, by Standard & Poor’s.
Capital Resources and Liquidity
Historically, cash flows generated from operations and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. As of September 30, 2011, we had no borrowings outstanding under our ABL Facility, and we had $10.5 million of letters of credit issued under that facility. As a result, we had $85.0 million of unused availability remaining under the ABL Facility at September 30, 2011. In addition, we had $24.6 million of cash on hand at September 30, 2011.
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
Table 1

Reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$7,127	$2,346	$21,532	$67,323
Add: Interest expense	10,559	11,855	32,929	33,243
Add: Provision for income taxes	2,928	1,472	4,825	6,769
Earnings before interest and income taxes (EBIT)	20,614	15,673	59,286	107,335
Add: Depreciation and amortization	10,357	10,040	32,265	30,994
Earnings before interest, taxes, deprecation and amortization (EBITDA)	30,971	25,713	91,551	138,329
Add: Special items before interest and taxes:
Loss (gain) on redemption of debt (see note 4) (1)	—	—	2,803	(56,792)
Facility closure charges (see note 5) (2)	(78)	1,278	(84)	1,796
Gain on sale of land at our Royal Leerdam facility	—	—	(3,445)	—
Expense (gain) on sale of Traex (see note 14)	81	—	(3,240)	—
Fixed asset write-down (see note 5)	—	—	(1,021)	2,687
Expenses of secondary stock offering (see note 4)	—	1,096	—	1,096
Insurance claim recovery	—	—	—	(945)
CEO transition expenses	2,091	—	2,511	—
Adjusted EBITDA	$33,065	$28,087	$89,075	$86,171
____________________________________

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
Table 2

Reconciliation of net cash provided by (used in) operating activities to free cash flow	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net cash provided by (used in) operating activities	$(4,690)	$(2,780)	$2,144	$(10,833)
Capital expenditures	(8,059)	(7,743)	(26,457)	(19,122)
Net proceeds from sale of Traex	158	—	13,000	—
Proceeds from asset sales and other	65	—	5,264	—
Payment of interest on New PIK Notes	—	—	—	29,400
Free cash flow	$(12,526)	$(10,523)	$(6,049)	$(555)

We define Free cash flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from asset sales (including the sale of substantially all of the assets of Traex), and further adjusted for the payment of interest on the New PIK Notes. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.
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

Table 3

Reconciliation of working capital	September 30, 2011	December 31, 2010
(dollars in thousands)
Accounts receivable (net)	$93,447	$92,101
Plus: Inventories (net)	171,217	148,146
Less: Accounts payable	52,317	59,095
Working capital	$212,347	$181,152

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
Interest Rates
We have an Interest Rate Agreement (Rate Agreement) with respect to $80.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at September 30, 2011 is 7.57 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement were to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty, which was rated AA as of September 30, 2011, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future North American natural gas requirements of our manufacturing operations. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of September 30, 2011.
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

Item 1A. Risk Factors
In addition to the updated risk factor set forth below, please see the risk factors set forth in Part I, Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.
Increasing legal and regulatory complexity will continue to affect our operations and results in potentially material ways.
Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in ways that potentially may be material. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, including in China, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•
The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, especially in the United States, where inconsistent standards imposed by local, state and federal authorities can increase our exposure to litigation or governmental investigations or proceedings;

•
The impact of new, potential or changing regulation that can affect our business plans, such as those relating to the content and safety of our products, as well as the risks and costs of our labeling and other disclosure practices;

•
The risks and costs to us and our supply chain of increased focus by U.S. and overseas governmental authorities and non-governmental organizations on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption, including as a result of initiatives that effectively impose a tax on carbon emissions;

•
The impact of litigation trends, particularly in our major markets; the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products;

•	Adverse results of pending or future litigation, including litigation relating to our products;

•
The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, immigration, healthcare, retirement and other employee benefits and unlawful workplace discrimination;

•
The cost and disruption of responding to governmental audits, investigations or proceedings (including audits of abandoned and unclaimed property, tax audits and audits of pension plans and our compliance with wage and hour laws), whether or not they have merit, and the cost to resolve or contest the results of any such governmental audits, investigations or proceedings;

•
The legal and compliance risks associated with information technology, such as the costs of compliance with privacy, consumer protection and other laws, the potential costs associated with alleged security breaches (including the loss of consumer confidence that may result and the risk of criminal penalties or civil liability to consumers or employees whose data is alleged to have been collected or used inappropriately) and potential challenges to the associated intellectual property rights or to our use of that intellectual property; and

•
The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2011	—	—	—	1,000,000
August 1 to August 31, 2011	—	—	—	1,000,000
September 1 to September 30, 2011	—	—	—	1,000,000
Total	—	—	—	1,000,000
____________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the nine months ended September 30, 2011. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

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

Exhibit Number
Description
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

10.30
Employment Agreement dated as of June 22, 2011 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.30 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.31
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Kenneth A. Boerger, Jonathan S. Freeman, Daniel P. Ibele, Timothy T. Paige, Roberto B Rubio and Scott M. Sellick).

10.32
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Richard I. Reynolds and Susan A. Kovach).

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

101
Financial statements from the quarterly report on Form 10-Q of Libbey Inc. for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBBEY INC.
Date:	November 9, 2011	By /s/ Richard I. Reynolds
Richard I. Reynolds,
Executive Vice President, Chief Financial Officer