Form 10-K
period 2011-12-31
LIBBEY INC
filed 2012-03-14
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (based on the consolidated tape closing price on June 30, 2011) of the voting stock beneficially held by non-affiliates of the registrant was approximately $311,077,898. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 29, 2012 was 20,519,801.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant's 2011 Annual Report to Shareholders where indicated.

This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Libbey desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “believe,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1. Business

General

Libbey Inc. (Libbey or the Company) is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying to key markets throughout the world. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names, an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business markets. Our global sales force presents our products to the global marketplace in a coordinated fashion. We are the largest glass tableware manufacturer in Latin America through our subsidiary Crisa Libbey Commercial, S. de R.L. de C.V. (Libbey Mexico) which goes to market under the Crisa® brand name. Through our subsidiary Libbey Glassware (China) Co., Ltd. (Libbey China) we have a state-of-the-art glass tableware manufacturing facility in China that has been operational since the first quarter of 2007. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Libbey Holland), we manufacture high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Libbey Portugal), we manufacture glass tableware in Portugal for our worldwide customer base. We import and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China Company (Syracuse China). Through our World Tableware Inc. (World Tableware) subsidiary, we import metal flatware, hollowware, serveware and ceramic dinnerware for resale. See note 19 to the Consolidated Financial Statements for segment information.

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

Growth Strategy

Our strategic vision is to be the premier provider of glass tableware and related products worldwide. We seek to continue to increase our share and the profitability of our core North American market in the foodservice, retail and business-to-business channels by leveraging our leading market positions in the foodservice and retail channels, superior product development capabilities, high customer service levels and broad distribution network. In International markets, we seek to increase our presence in the European glass tableware market while broadening the reach of our business-to-business franchise. We also believe that we have significant opportunities for continued growth in China and throughout the Pacific Rim due to our state of the art manufacturing facility in China as well as our growing sales force and distribution network.

In addition to our focus on top-line growth, the concurrent improvement in profitability and cash flow generation is a key element of our strategy. To this end, we continue to focus on a number of initiatives aimed at creating operating efficiencies, including eliminating waste, reducing working capital and instilling a culture of continuous improvement in all aspects of our operations. By optimizing our production capabilities in countries with low wage rates, such as Mexico, China and Portugal, our business can provide greater profitability and generate increased cash flow through our ability to sell our products at price points that enable us to compete more profitably.

We expect that calendar year 2012 will continue to present a fragile and challenged world marketplace, and, as a result, recovery is expected to be modest. Accordingly, Libbey will maintain its focus during 2012 on strengthening our balance sheet, with an eye to refinancing in the latter part of 2012, markets permitting.

We view the period from 2013 through 2015 as presenting increased opportunity to grow our business in China and other markets. We expect that, by strengthening our balance sheet and refinancing our debt before then, we will be better positioned to provide increasing returns to our shareholders.

Products

Our tableware products consist of glass tableware (including casual glass beverageware), ceramic dinnerware, metal flatware, hollowware and serveware. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, ashtrays, bud vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. Libbey Holland produces high-quality stemware. Libbey Portugal produces glass tableware, mainly tumblers, stemware and glassware accessories. Libbey Mexico's glass tableware product assortment also includes glass bakeware and handmade glass tableware. In addition, Libbey Mexico's products include blender jars, washing machine windows and other glass products sold principally to original equipment manufacturers (OEMs). Through our Syracuse China and World Tableware subsidiaries, we offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, pitchers and other metal tableware accessories, as well as an extensive line of dinnerware. Our global sales force presents our products to the global marketplace in a coordinated fashion.

We also have an agreement to be the exclusive distributor of Luigi Bormioli glassware in the United States, Canada and Mexico to foodservice users. Luigi Bormioli, based in Italy, is a highly regarded supplier of high-end glassware used in many of the finest eating and drinking establishments.

Customers

The customers for our tableware products include approximately 500 foodservice distributors in the United States and Canada. In the retail channel, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores. In addition, our business-to-business channel primarily includes customers that use glass containers for candle and floral applications, gourmet food packaging companies, and various OEM applications. In Mexico, we sell to retail mass merchants and wholesale distributors, as well as candle and food packers, and various OEM users of custom molded glass. In Europe, we market glassware to retailers, distributors and decorators that service the retail, foodservice and highly developed business-to-business channel, which includes large breweries and distilleries, for which products are decorated with company logos for promotional and resale purposes. We also have other customers who use our products for promotional or other private uses. In China, we sell primarily to distributors and wholesalers. No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.

Sales, Marketing and Distribution

In 2011, approximately 73 percent of our sales were to customers located in North America, and approximately 27 percent of our sales were to customers located outside of North America. We sell our products to over 100 countries around the world, competing in the tableware markets of Latin America, Asia and Europe, as well as North America.

We have our own sales staff of professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products in select countries.

Our marketing staff is located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, Portugal, the Netherlands and China. They engage in developing strategies relating to product development, pricing, distribution, advertising, merchandising and sales promotion.

We operate distribution centers located at or near each of our manufacturing facilities (see “Properties” section). In addition, we operate distribution centers for our products produced in Mexico in Laredo, Texas, and for our Syracuse® China and World® Tableware products in West Chicago, Illinois. The glass tableware manufacturing and distribution centers are strategically located to enable us to supply significant quantities of our product to virtually all of our customers on a timely and cost effective basis.

The majority of our sales are in the foodservice, retail and business-to-business channels, which are further detailed below.

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice channel. Our Syracuse® China and World® Tableware brands are long-established brands of high-quality ceramic dinnerware, metal flatware, hollowware and serveware. We are among the leading suppliers of these product categories to foodservice end users. Our glass tableware manufacturing facility in China has experienced significant growth in the domestic China market channel, and it supplies products to targeted markets worldwide. A significant majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors in turn sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars and restaurants and casinos.

Retail

Our primary customers in the retail channel include national and international mass merchants. In recent years, we have increased our retail sales by increasing our sales to specialty housewares stores and value-oriented retailers. In 2012, we were recognized by the Retail Tracking Services of NPD Group for maintaining our overall U.S. market share of approximately 47 percent in the 2011 casual glass beverageware market. Royal Leerdam® and Crisa® brand products, from Libbey Holland and Libbey Mexico respectively, are sold to similar retail customers in Europe and Mexico, while Libbey Portugal is increasingly positioned with retailers on the Iberian Peninsula. With this retail representation, we are positioned to successfully introduce profitable new products. We also operate outlet stores located at or near several of our manufacturing locations. In addition, we sell select items in the United States on the internet at www.libbey.com.

Business-to-Business

Libbey Holland and Libbey Portugal supply glassware to the business-to-business channel of distribution in Europe. Customers in this channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale. Our business-to-business channel in North America includes candle and floral applications, blender jars and washing machine windows. The craft industries and gourmet food-packing companies are also business-to-business consumers of glassware.

Seasonality

Primarily due to the impact of consumer buying patterns and production activity, our sales and operating income, excluding special items, tend to be stronger in the second half and weaker in the first half of each year. In addition, our cash flow from operating activities tends to be stronger in the second half of the year and weaker in the first half of the year due to seasonal working capital trends. In particular, our inventory levels typically reach their highest levels in the third quarter of the year, and decrease in the following quarter due to seasonally higher sales that typically peak in the fourth quarter of the year. In addition, our receivables typically peak during the third and early fourth quarters and begin to decrease by the end of the year as cash collections continue through the end of December, but shipping activity decreases during the final week of the year. Our payables normally peak during the third and fourth quarters of the year as a result of our increased production levels going into those quarters, but are not sufficiently large as to provide relief for total working capital needs caused by increased investment in inventories. Accordingly, our overall investment in working capital will normally reach higher levels through the summer months as we build inventory during slower sales periods in order to allow for optimum customer service and timely delivery during the higher sales periods in the second half of the year, when sales typically exceed short-term production capabilities. Although little information with respect to our competitors is publicly available, we believe that our experience with working capital is generally consistent with the experience for the industry as a whole.

Backlog

As of December 31, 2011, our backlog was approximately $66.2 million, compared to approximately $62.8 million at December 31, 2010. The increase was caused by increased demand by our customers, as orders have reached more traditional levels due to the continuing economic recovery. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or canceled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.

Manufacturing and Sourcing

In North America, we currently own and operate three glass tableware manufacturing plants - two in the United States (one in Toledo, Ohio and one in Shreveport, Louisiana) and one in Monterrey, Mexico. In Europe, we own and operate two glass tableware manufacturing plants - one in Leerdam, the Netherlands, and the other in Marinha Grande, Portugal. In Asia, we own and operate a glass tableware production facility in Langfang, China.

The manufacture of our tableware products involves the use of automated processes and technologies, as well as manual production. We design much of our glass tableware production machinery, and we continuously refine it to incorporate technological advances to create a competitive advantage. We believe that our production machinery and equipment continues to be adequate for our needs for the foreseeable future, but we continue to invest to further improve our product offering and production efficiencies and reduce our cost profile.

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

Ceramic dinnerware and metal flatware and hollowware are imported primarily from Asia, through our Syracuse China and World Tableware subsidiaries.

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

Materials

Our primary materials are sand, lime, soda ash, corrugated packaging and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is the primary source of energy in our production processes, and periodic variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts for a portion of our expected purchases to partially mitigate this impact in North America. We also experience fluctuations in the freight cost to deliver materials due to the cost of diesel fuel to our facilities, and such changes may affect our earnings and cash flow.

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

We employ a team of engineers, in addition to external consultants, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $3.1 million in 2011, $2.6 million in 2010 and $2.0 million in 2009. These costs were expensed as incurred.

Patents, Trademarks and Licenses

Based upon market research and surveys, we believe that our trade names and trademarks, as well as our product shapes and styles, enjoy a high degree of consumer recognition and are valuable assets. We believe that the Libbey®, Syracuse® China, World® Tableware, Crisa®, Royal Leerdam® and Crisal Glass® trade names and trademarks are material to our business.

We have rights under a number of patents that relate to a variety of products and processes. However, we do not consider that any patent or group of patents relating to a particular product or process is of material importance to our business as a whole.

Competitors

Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, responsiveness, delivery time and breadth of product offerings.

Competitors in glass tableware include, among others:

•
Arc International (a French company), which manufactures in various sites throughout the world, including France, USA, and China and distributes glass tableware worldwide to retail, foodservice and business-to-business customers;

•
Paşabahçe (a unit of Şişecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•
Anchor Hocking Company (a U.S. company), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	various manufacturers in China, Europe and South America; and

•	various sourcing companies.

Other materials such as plastics also compete with glassware.

Competitors in U.S. ceramic dinnerware include, among others:
•Homer Laughlin;
•Oneida Ltd.;
•Steelite; and
•various sourcing companies.

Competitors in metalware include:
•Oneida Ltd.;
•Walco, Inc.; and
•various sourcing companies.

Environmental Matters

Our operations, in common with those of industry generally, are subject to numerous existing laws and governmental regulations designed to protect the environment, particularly regarding plant waste, emissions and solid waste disposal and remediation of contaminated sites. We believe that we are in material compliance with applicable environmental laws, and we are not aware of any regulatory initiatives that we expect will have a material effect on our products or operations. See “Risk Factors-We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.”

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

On October 10, 1995, Syracuse China Company, our wholly-owned subsidiary, acquired from The Pfaltzgraff Co. and certain of its subsidiary corporations, the assets operated by them as Syracuse China. The Pfaltzgraff Co. and the New York State Department of Environmental Conservation, which we refer to as the DEC, entered into an Order on Consent effective November 1, 1994, that required Pfaltzgraff to develop a remedial action plan for and to remediate a landfill, as well as wastewater sludge ponds and adjacent wetlands located on property that Syracuse China Company purchased. Although Syracuse China was not a party to the Order on Consent, as part of the Asset Purchase Agreement with The Pfaltzgraff Co., which we refer to as the APA, Syracuse China agreed to share a part of the remediation and related expense up to the lesser of 50 percent of such costs or $1.35 million. The approved remedy has been implemented and Syracuse China's payment obligation under the APA has been satisfied.

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

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used by us on the exterior surface of our decorated products. In that connection, Libbey Glass Inc. and numerous other glass tableware manufacturers, distributors and importers entered into a consent judgment on August 31, 2004 in connection with an action, Leeman v. Arc International North America, Inc. et al, Case No. CGC-003-418025 (Superior Court of California, San Francisco County) brought under California's so-called “Proposition 65.” Proposition 65 requires businesses with ten or more employees to give a “clear and reasonable warning” prior to exposing any person to a detectable amount of a chemical listed by the state as covered by this statute. Lead is one of the chemicals covered by that statute. Pursuant to the consent judgment, Libbey Glass Inc. and the other defendants (including Anchor Hocking and Arc International North America, Inc.) agreed, over a period of time, to reformulate the enamels used to decorate the external surface of certain glass tableware items to reduce the lead content of those enamels. We have complied with this requirement.

Although we have modified and continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment for environmental control activities were not material during 2011 or 2010 and are not expected to increase significantly in 2012.

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

We employed 6,907 persons at December 31, 2011. Approximately 67 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2012. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2014. Agreements with our unionized employees in Toledo,

Ohio expire on September 30, 2013. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

Executive Officers of the Registrant

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2012, Mr. Reynolds, Executive Vice President and Chief Financial Officer, will celebrate 42 years of service with Libbey. In addition, the average years of industry experience of all of our executive officers is 23 years.

Name and Title	Professional Background
Stephanie A. Streeter Chief Executive Officer
Ms. Streeter, 54, has served as Chief Executive Officer and a director of Libbey since August 1, 2011. Prior to joining Libbey on July 1, 2011, Ms. Streeter was interim Chief Executive Officer of the United States Olympic Committee from March 2009 to March 2010 and served on its Board of Directors from 2004 to 2009. Ms. Streeter also was employed as Chairman and Chief Executive Officer of Banta Corporation, a NYSE-listed provider of printing, supply chain management and related services that was acquired by R.R. Donnelley & Sons Company (NYSE: RRD) in 2007. She joined Banta in 2001 as President and Chief Operating Officer and was appointed Chief Executive Officer in 2002. A member of the Board of Directors of Banta from 2001 to 2007, she was elected Chairman in 2004. Prior to joining Banta, Ms. Streeter was Chief Operating Officer at Idealab. Ms. Streeter also spent 14 years at Avery Dennison Corporation in a variety of product and business management positions. She was Group Vice President of Worldwide Office Products from 1996 to 2000. Ms. Streeter is a member of the Boards of Directors of The Goodyear Tire & Rubber Company (NYSE: GT) (since 2008), Kohl's Corporation (NYSE: KSS) (since 2007) and Catalyst (since 2005).

Richard I. Reynolds Executive Vice President and Chief Financial Officer
Mr. Reynolds, 65, has served as Libbey's Executive Vice President and Chief Financial Officer since June 2010. From 1995 to June 10, 2010, Mr. Reynolds served as Libbey's Executive Vice President and Chief Operating Officer. Now in his forty-second year with the Company, Mr. Reynolds has held various positions at Libbey, including Vice President and Chief Financial Officer from 1993 to 1995; and Director of Finance and Administration from 1989 to 1993. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Kenneth A. Boerger Vice President and Treasurer
Mr. Boerger, 53, has been Vice President and Treasurer of Libbey Inc. since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company's financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey's former parent company.

Daniel P. Ibele Vice President, Global Sales and Marketing
Mr. Ibele, 51, has served as Libbey Inc.'s Vice President, Global Sales and Marketing since June 2010. From June 2006 to June 2010, Mr. Ibele was Vice President, General Sales Manager, North America of the Company. From March 2002 to June 2006, he was Vice President, General Sales Manager of the Company. Previously, Mr. Ibele had been Vice President, Marketing and Specialty Operations since September 1997. Mr. Ibele was Vice President and Director of Marketing at Libbey from 1995 to September 1997. From the time he joined Libbey in 1983 until 1995, Mr. Ibele held various marketing and sales positions.

Susan A. Kovach Vice President, General Counsel and Secretary
Ms. Kovach, 52, has been Vice President, General Counsel and Secretary of Libbey Inc. since July 2004. She joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Prior to joining Libbey, Ms. Kovach was Of Counsel to Dykema Gossett PLLC from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI). From 1998 to 2000, she held the same position for Omega Worldwide, Inc., a NASDAQ-listed firm providing management services and financing to the aged care industry in the United Kingdom and Australia. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

Name and Title	Professional Background
Timothy T. Paige Vice President, Human Resources
Mr. Paige, 54, was recently named Vice President, Human Resources of the Company. From December 2002 until February 29, 2012, he was Vice President, Administration, and from January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Roberto B. Rubio Vice President, Global Manufacturing and Engineering
Mr. Rubio, 56, has been Vice President, Global Manufacturing and Engineering since June 2010. Prior to that Mr. Rubio was Vice President, General Manager International Operations from November 2009 until June 2010. He joined the Company in July 2009 as Vice President, Managing Director, Libbey Mexico. Prior to joining Libbey, Mr. Rubio was employed by Vitro S.A.B. de C.V., which he joined in 1980. While employed by Vitro, Mr. Rubio progressed through numerous positions of increasing scope and responsibility. In 1996, Mr. Rubio was named President of Vitrocrisa, the glass tableware division of Vitro that is now wholly owned by Libbey. In 1999, Mr. Rubio was named President of the glass container division of Vitro, and in 2001 Mr. Rubio was named President of Vitro's flat glass division. In 2003, Mr. Rubio assumed operations responsibility for both the glass container division and the glass tableware division, including Vitrocrisa. From the time of Libbey's acquisition in 2006 of the remaining 51 percent interest in Vitrocrisa (which Libbey renamed Crisa) that it did not previously own until July 2009, Mr. Rubio led Crisa, while at the same time carrying out other senior management responsibilities for Vitro. At the time of his retirement from Vitro in June 2009, Mr. Rubio was serving as President of Vitro's flat glass division.

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

Our business is affected by the health of the retail, travel, restaurant and bar or entertainment industries. Expenditures in these industries are sensitive to business and personal discretionary spending levels and may decline during general economic downturns. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, demand for our products in the foodservice industry, which is critical to our success, was significantly impacted by the global economic recession beginning in the third quarter of 2008. Similarly, the increase in violent crime caused by infighting among, and the Mexican government's crackdown on, drug cartels in Mexico may impact the health of the restaurant and bar and tourism industries in Mexico.

Ongoing volatility in financial markets and the weak national and global economic conditions could materially and adversely impact our operations, financial results and/or liquidity, including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;

•it may become more costly or difficult to obtain financing or refinance our debt in the future;

•the value of our assets held in pension plans may decline; and/or

•our assets may be impaired or subject to write-down or write-off.

Uncertainty about current global economic conditions and austerity measures adopted by some governments in order to address sovereign debt concerns may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. In addition, austerity measures adopted by some governments, including the Portuguese government, may result in an increase in our cost of operations as employees seek to offset the loss of government-funded benefits with higher wages and company-provided benefits. These factors could have a material adverse impact on the demand for our products and on our financial condition and operating results. A further deterioration in economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

Our high level of debt, as well as incurrence of additional debt, may limit our operating flexibility, which could adversely affect our results of operations and financial condition.

We have a high degree of financial leverage. As of December 31, 2011, we had $397.6 million aggregate principal amount of debt outstanding. Of that amount:

•
approximately $360.0 million consisted of the Senior Secured Notes, which were secured by a first-priority lien on substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens and a second-priority lien on substantially all of the existing and future real and personal property (including without limitation tangible and intangible assets) of Libbey Glass and its domestic subsidiaries (other than certain real property and equipment located in the United States and certain general intangibles, instruments, books and records and supporting obligations related to such real property and equipment, and certain proceeds of the foregoing);

•
we had no debt outstanding under our amended and restated ABL Facility, which is secured by a first-priority lien on certain inventories and receivables, although we had $10.4 million of letters of credit issued under that facility;

•
RMB 180.0 million (approximately $28.3 million at December 31, 2011) consisted of a loan made by China Construction Bank Corporation Langfang Economic Development Area Sub-branch, which we refer to as CCB. We used the proceeds of this loan to finance the construction of Libbey China's plant that began operations in early 2007;

•
€6.1 million (approximately $7.8 million at December 31, 2011) consisted of a loan made by Banco Espirito Santo, S.A., which we refer to as the BES Euro Line, to finance operational improvements associated with Libbey Portugal's operations; and

•	approximately $1.1 million consisted of amounts we owed under a promissory note related to the purchase of our Laredo, Texas warehouse.

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

Our operations may be affected by actions of foreign governments and global or regional economic developments, including the European sovereign debt crisis. Global economic events, such as the European sovereign debt crisis, changes in foreign import/export policy, the cost of complying with environmental regulations or currency fluctuations could also affect the level of U.S. imports and exports, thereby affecting our sales. Foreign subsidies, foreign trade agreements and each country's adherence to the terms of these agreements can raise or lower demand for our products. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports, together with the raising or lowering of tariff rates and an increase in non-tariff trade barriers, could affect the level of competition between our foreign competitors and us. Foreign competition has, in the past, and may, in the future, result in increased low-cost imports that drive prices downward. The World Trade Organization met in November 2001 in Doha, Qatar, where members launched new multilateral trade negotiations aimed at improving market access and substantially reducing trade-distorting domestic support. These negotiations are ongoing and may result in further agreements in the future. As of December 31, 2011, the trade-weighted tariff rate applicable to glass tableware products that are imported into the United States and are of the type we manufacture in North America was approximately 20.5 percent. However, any changes to international agreements that lower duties or improve access to U.S. markets for our competitors, particularly changes arising out of the ongoing World Trade Organization's Doha round of negotiations, could have an adverse effect on our financial condition and results of operations. As we execute our strategy of increasing the percentage of our products made in lower cost regions and increasing our volume of sales in overseas markets, our dependence on international markets and our ability to effectively manage these risks has increased and will continue to increase significantly.

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

Currency fluctuations between the U.S. dollar and the currencies of our non-U.S. subsidiaries affect our results as reported in U.S. dollars, particularly the earnings of Libbey Mexico as expressed under GAAP, and will continue to affect our financial income and expense and our revenues from international settlements.

Major fluctuations in the value of the euro, the Mexican peso or the RMB relative to the U.S. dollar and other major currencies could also reduce the cost competitiveness of our products or those of our subsidiaries, as compared to foreign competition. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S. manufactured products. An appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB also would increase the cost of U.S. dollar-denominated purchases for our operations in the euro zone, Mexico and China, respectively, including raw materials. We would be forced to deduct these cost increases from our profit margin or attempt to pass them along to consumers. These fluctuations could adversely affect our results of operations and financial condition.

Our business requires us to maintain a large fixed-cost base that can affect our profitability.

The high levels of fixed costs of operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of our selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionately with sales, and a significant portion of our interest expense is fixed. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.

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

Competitors in glass tableware include, among others:

•
Arc International (a French company), which manufactures in various sites throughout the world, including France, USA, and China and distributes glass tableware worldwide to retail, foodservice and business-to-business customers;

•
Paşabahçe (a unit of Şişecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•
Anchor Hocking Company (a U.S. company), which manufactures and distributes glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	various manufacturers in China, Europe and South America; and

•	various sourcing companies.

In addition, makers of tableware produced with other materials such as plastics compete to a certain extent with glassware manufacturers.

Some of our competitors have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs also may be higher than those of some foreign producers of glass tableware. We may not be successful in managing our labor and energy costs, increasing output at our lower-cost manufacturing facilities or gaining operating efficiencies that may be necessary to remain competitive. In addition, our products may be subject to competition from low-cost imports that intensify the price competition we face in our markets. Finally, we may need to increase incentive payments in our marketing incentive program in order to remain competitive. Increases in these payments would adversely affect our operating margins.

Competitors in the U.S. market for ceramic dinnerware include, among others: Homer Laughlin; Oneida Ltd.; Steelite; and various sourcing companies. Competitors in metalware include, among others: Oneida Ltd.; Walco, Inc.; and various sourcing companies. In Mexico, where a larger portion of our sales are in the retail market, our primary competitors include imports from foreign manufacturers located in countries such as China, France, Italy and Colombia, as well as Vidriera Santos and Vitro Par in the candle category. Some of our competitors are privately owned and have more latitude to operate than we do as a US public company. Competitive pressures from these competitors and producers could adversely affect our results of operations and financial condition.

We conduct significant operations at our facility in Monterrey, Mexico, which could be materially adversely affected as a result of the increased levels of drug-related violence in that city.

To date, the drug-related violence in Mexico has had little effect on our operations. Since 2010, however, fighting among rival drug cartels has led to unprecedented levels of violent crime in Monterrey, Mexico despite increased law-enforcement efforts by the Mexican government. This situation presents several risks to our operations, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the Monterrey region in order to avoid the risk of violent crime to themselves or their families, that other multi-national companies who have withdrawn their expatriate employees from their operations in the Monterrey vicinity may attempt to lure our Monterrey-based executives with tempting job offers, and that our customers may become increasingly reluctant to visit our Monterrey facility, which could delay new business opportunities and other important aspects of our business. If any of these risks materializes, our business may be materially adversely affected.

We may not be able to renegotiate collective bargaining agreements successfully when they expire; organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2012. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2013, and the agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2014. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

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

As a result of our International operations, we are subject to risks associated with operating in foreign countries, including:

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	ineffective intellectual property protection;

•	hyperinflation in certain foreign countries;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act ("FCPA");

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies;

•	potentially adverse tax consequences; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we were found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

If we have a fair value impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2011, 2010 and 2009, we did not have an impairment related to goodwill or intangible assets. During 2011, we wrote down unutilized fixed assets totaling $0.8 million. During 2010, we further wrote down the carrying value of the Syracuse land, fixed assets related to our decision to outsource our U.S. decorating business and certain after-processing equipment totaling $3.7 million. During 2009, we did not have an impairment related to fixed assets. As of December 31, 2011, we had goodwill and other identifiable intangible assets of $187.8 million and net fixed assets of $264.7 million.

We conduct an impairment analysis at least annually related to goodwill and other indefinite lived intangible assets. This analysis requires our management to make significant judgments and estimates, primarily regarding expected growth rates, the terminal value calculation for cash flow and the discount rate. We determine expected growth rates based on internally developed forecasts considering our future financial plans. We establish the terminal cash flow value based on expected growth rates, capital spending trends and investment in working capital to support anticipated sales growth. We estimate the discount rate used based on an analysis of comparable company weighted average costs of capital that considered market assumptions obtained from independent sources. The estimates that our management uses in this analysis could be materially impacted by factors such as specific industry conditions, changes in cash flow from operations and changes in growth trends. In addition, the assumptions our management uses are management's best estimates based on projected results and market conditions as of the date of testing. Significant changes in these key assumptions could result in indicators of impairment when completing the annual impairment analysis. We assess our fixed assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We remain subject to future financial statement risk in the event that goodwill, other identifiable intangible assets or fixed assets become further impaired. For further discussion of key assumptions in our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

A severe outbreak, epidemic or pandemic of a contagious disease in a location where we have a facility could adversely impact our results of operations and financial condition.

Our facilities may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases. If a severe outbreak were to occur where we have facilities, it could adversely impact our results of operations and financial condition.

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

We have taken significant restructuring charges in the past and may need to take material restructuring charges in the future.

In the past, we have recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. We continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. As a result, there is a risk, which is increased during economic downturns and with expanded global operations, that we may incur material restructuring charges in the future.

If we are unable to obtain raw materials or sourced products or utilities at favorable prices, or at all, our operating performance may be adversely affected.

Sand, soda ash, lime and corrugated packaging materials are the principal materials we use. We also rely on natural gas, electricity, water and other utilities. In addition, we obtain glass tableware, ceramic dinnerware, metal flatware and hollowware from third parties. We may experience temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors. If we experience shortages in raw materials or sourced products, we may be forced to procure sourced products or materials from alternative suppliers, and we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis would have an adverse impact on our operating performance and cash flows if we were unable to pass on these increased costs to our customers in a timely manner or at all.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Our manufacturing processes are dependent upon critical glass-producing equipment, such as furnaces, forming machines and lehrs. This equipment may incur downtime as a result of unanticipated failures, accidents, natural disasters or other force majeure events. We may in the future experience facility shutdowns or periods of reduced production as a result of such failures or events. Unexpected interruptions in our production capabilities would adversely affect our productivity and results of operations for the affected period. We also may face shutdowns if we are unable to obtain enough energy in the peak demand periods.

High levels of inflation and high interest rates in China could adversely affect the operating results and cash flows of our operations there.

The annual rate of inflation in China, as measured by changes in the Consumer Price Index, has shown volatility. While inflation during 2011 was around 5.0 percent, it has steadily increased. If this trend were to continue, Libbey China's operating results and cash flows could be adversely affected, thereby adversely affecting our results of operations and financial condition.

Our pension plans are significantly underfunded and, in the future, the underfunding levels of our pension plans and our pension expense could materially increase.

Although we have closed participation in our U.S. pension and post-retirement welfare plans, many of our employees participate in, and many of our former employees are entitled to benefits under, defined benefit pension plans and post-retirement welfare plans. Over time, we have experienced periods of declines in interest rates and pension asset values. As a result, our U.S. pension plans are significantly underfunded, and our U.S. post-retirement welfare plans as well as our Mexican pension plan are entirely unfunded. Further declines in interest rates or the market value of the securities held by the plans, or certain other changes, could materially increase the underfunded status of our plans in 2012 and beyond and affect the level and timing of required contributions in 2013 and beyond. The unfunded amount of the projected benefit obligation for our U.S. and non-U.S. pension and post-retirement welfare plans was $183.9 million and $177.8 million at December 31, 2011 and December 31, 2010, respectively. We currently estimate that we will be required to make contributions to the U.S. funded pension plans of approximately $27.6 million in 2012. The current underfunded status of our pension plans will, and a further material increase in the underfunded status of the plans would, significantly increase our required contributions and pension expense, would could impair our ability to achieve or sustain future profitability and adversely affect our financial condition.

Charges related to our employee pension and postretirement welfare plans resulting from market risk and headcount realignment may adversely affect our results of operations and financial condition.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement charges, for all U.S. and non-U.S. plans was $22.9 million and $21.2 million for the fiscal years ended December 31, 2011 and 2010, respectively. We expect our total pension and postretirement welfare expense for all U.S. and non-U.S. plans to increase to $25.3 million in 2012. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2011 year-end data, sensitivity to these key market risk factors is as follows:

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

In order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in some currencies other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging”. These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

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

A loss of the services of key personnel could have a material adverse effect on our business.

Our continued success depends to a large degree upon our ability to attract and retain key management executives, as well as upon a number of members of technology, operations and sales and marketing staffs. The loss of some of our key executives or key members of our operating staff, or an inability to attract or retain other key individuals, could materially adversely affect us.

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

•	the potential disruption of existing business and diversion of management's attention from day-to-day operations;

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

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $41.4 million and $28.2 million for the years ended December 31, 2011 and 2010, respectively.

Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices that could adversely affect our results of operations and financial condition.

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and therefore are subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2011, we had fixed price contracts in place for approximately 58.6 percent of our estimated 2012 natural gas needs with respect to our North American manufacturing facilities and approximately 15.6 percent of our estimated 2012 natural gas needs with respect to our International manufacturing facilities. In some countries in which we operate, including China, our ability to put fixed priced contracts in place is limited. For the years ended December 31, 2011 and 2010, we spent $42.9 million and $47.3 million, respectively, on natural gas. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

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

Major devaluation or depreciation of the Mexican peso could result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert Libbey Mexico's peso earnings into U.S. dollars and other currencies upon which we will rely in part to satisfy our debt obligations. While the Mexican government does not currently restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer other currencies out of Mexico, the government could institute restrictive exchange rate policies in the future. Restrictive exchange rate policies could adversely affect our results of operations and financial condition.

In addition, the government of China imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of

Libbey China to remit sufficient foreign currency to make payments to us. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB are to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. In the future, the Chinese government could institute restrictive exchange rate policies for current account transactions. These policies could adversely affect our results of operations and financial condition.

We are involved in litigation from time to time in the ordinary course of business.

We are involved in various routine legal proceedings arising in the ordinary course of our business. We do not consider any pending legal proceeding as material. However, we could be adversely affected by legal proceedings in the future, including product liability claims related to the products we manufacture.

Our products are subject to various health and safety requirements and may be subject to new health and safety requirements in the future; these requirements could have a material adverse effect on our operations.

Our products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on our operations. If any of our products becomes subject to new regulations, or if any of our products becomes specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission, or CPSC, regulates many consumer products, including glass tableware products that are externally decorated with certain ceramic enamels. New regulations or policies by the CPSC could require us to change our manufacturing processes, which could materially raise our manufacturing costs. In addition, such new regulations could reduce sales of our glass tableware products. Furthermore, a significant order or judgment against us by any such governmental or regulatory entity relating to health or safety matters, or the imposition of a significant fine relating to such matters, may have a material adverse effect on our operations.

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

Product liability claims or product recalls could adversely affect the Company's financial results or harm its reputation or the value of its brands.

Claims for losses or injuries purportedly caused by our products arise in the ordinary course of our business. In addition to the risk of monetary judgments, product liability claims could result in negative publicity that could harm our reputation in the marketplace, adversely impact the value of our brands, or result in an increase in the cost or producing our products. We also could be required to recall potentially defective products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a self-insured retention or could be excluded under the terms of the policy.

Our ability to recognize the benefit of deferred tax assets is dependent upon future taxable income and the timing of temporary difference reversals.

We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2011, our current and long-term deferred tax assets were $15.9 million and $104.2 million, respectively.

We are subject to complex corporate governance, public disclosure and accounting requirements to which our competitors are not subject.

We are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and the NYSE Amex exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the PCAOB, imposed and may impose further compliance burdens and costs on us. Also, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management's time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.

Our competitors generally are not subject to these rules and regulations, because they do not have securities that are publicly traded on a U.S. securities exchange. As a result, our competitors generally are not subject to the risks identified above. In addition, the public disclosures that we are required to provide pursuant to these rules and regulations may furnish our competitors with greater competitive information regarding our operations and financial results than we are able to obtain regarding their operations and financial results, thereby placing us at a competitive disadvantage.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2011 we occupied the following square footage at plants and warehouse/distribution facilities:

	Glass Operations		Other Operations
Location	Owned	Leased	Owned	Leased
Toledo, Ohio:
Manufacturing	733,800	—
Warehousing/Distribution	713,100	408,200
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Monterrey, Mexico:
Manufacturing	534,000	160,000
Warehousing/Distribution	228,000	575,000
Leerdam, Netherlands:
Manufacturing	141,000	—
Warehousing/Distribution	127,000	442,000
Laredo, Texas:
Warehousing/Distribution	149,000	126,500
West Chicago, Illinois:
Warehousing/Distribution			—	249,000
Marinha Grande, Portugal:
Manufacturing	217,000	—
Warehousing/Distribution	193,000	—
Langfang, China:
Manufacturing	195,000	—
Warehousing/Distribution	232,000	—

These facilities have an aggregate floor space of 6.8 million square feet. We own approximately 61 percent and lease approximately 39 percent of this floor space. In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (in Toledo, Ohio and New York) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

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

Item 4. Reserved

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE Amex exchange under the symbol LBY. The price range for the Company's common stock as reported by the NYSE Amex exchange and dividends declared for our common stock were as follows:

	2011			2010
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$18.42	$14.36	$—	$14.25	$7.23	$—
Second Quarter	$17.42	$14.01	$—	$15.00	$12.15	$—
Third Quarter	$16.82	$10.39	$—	$14.03	$9.88	$—
Fourth Quarter	$13.35	$9.47	$—	$15.47	$12.36	$—

The closing market price of our common stock on March 1, 2012 was $12.97 per share.

On March 1, 2012, there were 873 registered common shareholders of record. We paid a regular quarterly cash dividend from the time of Initial Public Offering in 1993 until we suspended the dividend in February 2009. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Comparison of Cumulative Total Returns

The graph below compares the total stockholder return on our common stock to the cumulative total return for the Russell 2000 Index (“Russell 2000”), a small-cap index, and the Standard & Poor's Housewares & Specialties Index, a capitalization-weighted index that measures the performance of the housewares sector of the Standard & Poor's SmallCap Index. We selected the Housewares & Specialties Index because there are no other glass tableware manufacturers with stock that is publicly traded in the U.S. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.

The graph assumes a $100 investment in our common stock on January 1, 2006, and also assumes investments of $100 in each of the Russell 2000, and the Housewares & Specialties Index, respectively, on January 1, 2006. The value of these investments on December 31 of each year from 2006 through 2011 is shown in the table below the graph.

TOTAL SHAREHOLDER RETURN

Company/Index	Annual Return Percentage for the Year Ended
	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011
Libbey Inc.	29.12	(92.00)	512.00	102.22	(17.65)
Russel 2000 Index	(1.57)	(33.79)	27.17	26.85	(4.18)
S&P 600 Housewares & Specialties	8.57	(40.75)	52.97	(6.53)	69.34

Company/Index	Base Period Dec 2006	Indexed Returns Years Ending
		Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011
Libbey Inc.	100	129.12	10.33	63.19	127.79	105.24
Russell 2000 Index	100	98.43	65.18	82.89	105.14	100.75
S&P 600 Housewares & Specialties	100	108.57	64.33	98.40	91.97	155.75

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,625,706	$14.63	1,322,110
Equity compensation plans not approved by security holders	—	—	—
Total	1,625,706	$14.63	1,322,110

Issuer Purchases of Equity Securities

Following is a summary of the 2011 fourth quarter activity in our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2011	—	—	—	1,000,000
November 1 to November 30, 2011	—	—	—	1,000,000
December 1 to December 31, 2011	—	—	—	1,000,000
Total	—	—	—	1,000,000
________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the year ended December 31, 2011. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 6. Selected Financial Data

Information with respect to Selected Financial Data is incorporated by reference to our 2011 Annual Report to Shareholders.

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

General Overview

Headquartered in Toledo, Ohio, Libbey has the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and is one of the largest glass tableware manufacturers in the world. Our product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware, metal flatware, hollowware and serveware. We sell our products to foodservice, retail, and business-to-business customers in over 100 countries, with our sales to customers within North America accounting for approximately 73 percent of our total sales. We are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we believe we are a leading manufacturer and marketer of casual glass beverageware in Europe and have a growing presence in Asia.

At the beginning of 2011, we reorganized in order to achieve a global view of our business. As a result, we consolidated our geographical regions and moved to two operating segments: Glass Operations and Other Operations. These operating segments are defined as follows:
Glass Operations—includes worldwide sales of manufactured and sourced glass tableware and other glass products from domestic and international subsidiaries.
Other Operations—includes worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were sold through April 28, 2011.

When discussing sales by region throughout this section, region is defined as our sales force’s regional sales accountability. This definition is used beginning in 2011, and prior year sales by region have been recomputed using this new definition.

Executive Overview

Economic market conditions continued to be challenging during 2011, and we expect them to remain challenging, in particular in the U.S. and Europe. Despite these economic conditions and the April 2011 sale of substantially all of the assets of Traex, our net sales grew 2.2 percent to $817.1 million in 2011, compared to net sales of $799.8 million in 2010. We achieved a number of sales highlights in 2011. Among them are the following:

•	2011 net sales of $817.1 million represent an all-time high for the Company, surpassing our previous best in 2007.

•	Our China sales region had net sales growth of 56.3 percent.

•	Our European sales region had net sales growth of 7.7 percent.

•
We continue to have the leading U.S. retail market share for casual beverageware. According to 2011 NPD Group Retail Tracking Services, we have approximately 47 percent of the causal beverageware market in the U.S. retail channel.

Our Adjusted EBITDA for 2011 was $113.1 million, compared to $115.0 million during 2010. Included in Adjusted EBITDA is EBITDA related to Traex of $0.8 million in 2011 and $2.9 million in 2010. Excluding EBITDA related to Traex from both years would result in Adjusted EBITDA of $112.3 million in 2011, compared to $112.1 million in 2010. We sold substantially all the assets of Traex in April 2011.

Working capital (defined as net accounts receivable and inventory less accounts payable) was $175.1 million at December 31, 2011, compared to $181.2 million at December 31, 2010. Working capital as a percent of sales was 21.4 percent, an all time record low for any quarter, as compared to 22.6 percent at December 31, 2010.

During 2011, we continued to improve our leverage by reducing our gross debt by $52.5 million. On March 25, 2011, we redeemed an aggregate principal amount of $40.0 million of our Senior Secured Notes due 2015. In addition, we prepaid 70.0 million RMB (approximately $11.0 million) on our loan in China (this amount was not due until 2012) and we repaid €2.2 million (approximately $2.8 million) on our loan in Portugal.

Results of Operations
The following table presents key results of our operations for the years 2011, 2010 and 2009:

Year ended December 31,
(dollars in thousands, except percentages and per-share amounts)	2011	2010	2009
Net sales	$817,056	$799,794	$748,635
Gross profit (2)	$168,739	$168,013	$133,145
Gross profit margin	20.7%	21.0%	17.8%
Income from operations (IFO) (2)(3)	$63,475	$68,821	$36,614
IFO margin	7.8%	8.6%	4.9%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$68,703	$126,839	$40,667
EBIT margin	8.4%	15.9%	5.4%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$110,891	$167,954	$83,833
EBITDA margin	13.6%	21.0%	11.2%
Adjusted EBITDA(1)	$113,089	$114,958	$90,141
Adjusted EBITDA margin	13.8%	14.4%	12.0%
Net income (loss) (2)(3)(4)	$23,641	$70,086	$(28,788)
Net income (loss) margin	2.9%	8.8%	(3.8)%
Diluted net income (loss) per share	$1.14	$3.51	$(1.90)
________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" sections below in the Discussion of Results of Operations and the reasons we believe these non-GAAP financial measures are useful.

(2)
2011 includes a $1.8 million accrual for an on-going unclaimed property audit, a $0.8 million write-down of unutilized fixed assets in our Glass Operations segment and $0.2 million of restructuring charges. 2010 includes fixed asset write-downs of $2.7 million related to after processing equipment in our Glass Operations segment and $0.6 million related to the closure of the decorating operations at our Shreveport manufacturing facility, net of a $0.9 million insurance claim recovery. 2009 includes $2.0 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 5, 7 and 18 to the Consolidated Financial Statements.)

(3)
In addition to item (2) above, 2011 includes $2.7 million of CEO transition expenses, ($1.7 million of non-cash charges related to accelerated vesting of previously issued equity compensation, with the remainder related to relocation expenses, search fees and other), $0.9 million for an on-going unclaimed property audit, $1.1 million for severance, offset by an equipment credit of $0.8 million and a restructuring credit of $0.3 million related to the closure of the decorating operations at our Shreveport manufacturing facility. 2010 includes a charge of $1.0 million related to our secondary stock offering, restructuring charges of $1.1 million related to the closure of our Syracuse, New York, manufacturing facility and our Mira Loma, California distribution center, and a $0.7 million write off of the decorating assets at our Shreveport manufacturing facility. 2009 includes restructuring charges of $1.6 million related to the closing of our Syracuse China manufacturing facility and our Mira Loma distribution center and $3.2 million related to pension settlement charges. (See notes 5, 6, 7, 9 and 18 to the Consolidated Financial Statements.)

(4)
In addition to item (3) above, 2011 includes a net gain of $3.4 million related to the gain on the sale of substantially all of the assets of Traex, income of $3.4 million related to the gain on the sale of land at our Libbey Holland facility, a loss of $2.8 million related to the redemption of $40.0 million of Senior Secured Notes and an equipment credit of $0.2 million. 2010 includes income of $58.3 million related to the gain on redemption of the New PIK Notes and restructuring charges of $0.1 million related to the closure of our Syracuse China manufacturing facility and our Mira Loma distribution center. 2009 includes $0.2 million of restructuring charges related to the closure of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 5, 6, 7 and 17 to the Consolidated Financial Statements).

Discussion of 2011 vs. 2010 Results of Operations
Net Sales
For the year ended December 31, 2011, net sales increased 2.2 percent to $817.1 million, compared to $799.8 million in the prior year. The increase in net sales was attributable to increased sales in our Glass Operations segment, partially offset by a sales decline in our Other Operations segment.
The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2011	2010
Glass Operations	$746,581	$717,576
Other Operations	71,183	82,783
Eliminations	(708)	(565)
Consolidated	$817,056	$799,794
Net Sales — Glass Operations
Net sales in the Glass Operations segment were $746.6 million, an increase of 4.0 percent (2.6 percent excluding the impact of currency on net sales), compared to $717.6 million in 2010. Primary contributors to the increased net sales were a 56.3 percent increase in net sales within our China sales region (49.3 percent excluding the impact of currency), an 8.3 percent increase in net sales within our European sales region (3.0 percent increase excluding the Euro effect), and a 6.8 percent increase in net sales within our International sales region, compared to the prior year. The increase in our China sales region is the result of our change in our go-to market strategy in the domestic Chinese market. The increase in the European and International sales regions is the result of a more favorable mix of products. Net sales within our Mexico sales region were flat and, excluding the currency impact, decreased 1.9 percent compared to the prior year. The decline is the result of decreased sales within our business to business channel, general economic conditions and a variety of other factors that have been resolved (including raw material contamination, mix shifts and delays in shipments). Overall net sales within our U.S. and Canadian sales region increased 1.8 percent in 2011. Net sales to U.S. and Canadian foodservice glassware customers increased 2.0 percent, and net sales to U.S. and Canadian retail customers increased 2.7 percent. The increase in the U.S. and Canadian foodservice and retail channels are from increased shipments. Net sales to U.S. and Canadian business to business customers were flat compared to the prior year due to a less favorable product mix sold.
Net Sales — Other Operations
Net sales in the Other Operations segment were $71.2 million, compared to $82.8 million in the prior year, a decrease of 14.0 percent. The decline in net sales in the Other Operations segment is attributable to a $11.3 million decline in net sales of Traex® products compared to the prior year, a 1.7 percent decrease in net sales of Syracuse® China products and flat net sales to World Tableware customers. The decrease in net sales of Traex® products in 2011 is a result of the sale of substantially all of the assets of Traex in late April 2011. The decline in net sales of Traex® products accounted for the majority of the $11.6 million decrease in net sales for Other Operations. The flat net sales to World Tableware customers were a result of an unfavorable mix of products sold. The decline in net sales of Syracuse® China products was the result of lower shipments in 2011 compared to 2010.
Gross Profit
For the year ended December 31, 2011, gross profit increased by $0.7 million, or 0.4 percent, to $168.7 million, compared to $168.0 million in the prior year. Gross profit as a percentage of net sales decreased to 20.7 percent, compared to 21.0 percent in the prior year. In 2011, we sold substantially all of the assets of Traex. This resulted in a reduction of gross profit compared to 2010 of $1.7 million. The improvement in net sales, excluding the effects of currency, had a positive impact of $6.9 million ($18.2 million excluding the impact of Traex). In addition, natural gas costs were reduced by $4.6 million. Offsetting these favorable items was a decrease in production activity, net of volume-related production and sales cost of $4.0 million ($9.7 million excluding the impact of Traex), excluding the impact of currency. There were also increases in costs of goods sold of $10.1 million related to freight costs, direct materials (primarily packaging), pension expense, repair and maintenance expense and depreciation expense. The increase in freight costs is primarily the result of increased diesel fuel costs. Additional reductions to gross profit were the result of a non-cash charge for ongoing unclaimed property audits of $1.8 million and a $0.8 million write-down of unutilized equipment in our Glass Operations segment. In 2010, gross profit was affected by the $2.7 million write-down of certain after-processing equipment and a $0.6 million charge related to the closure of the decorating operations at our Shreveport manufacturing facility recorded in our Glass Operations segment, offset by a $0.9 million insurance claim recovery.

Income From Operations
Income from operations for the year ended December 31, 2011 decreased $5.3 million, to $63.5 million, compared to $68.8 million in the prior year. Income from operations as a percentage of net sales was 7.8 percent for the year ended December 31, 2011, compared to 8.6 percent in the prior year. The decrease in income from operations is a result of gross profit fluctuations (discussed above) and a $8.2 million increase in selling, general and administrative expenses. Of the increase in selling, general and administrative expense, $2.7 million is attributable to CEO transition expenses (of which $1.7 million is a non-cash charge related to accelerated vesting of previously issued equity compensation), $1.1 million is attributable to severance, $1.1 million represents the impact of unfavorable foreign currency translation, $1.0 million is the result of increased labor and benefits, $0.9 million is a non-cash charge for unclaimed property audits, $0.8 million is additional legal and professional fees (which includes $1.3 million of consulting fees for strategic planning), and $0.5 million is attributable to increased research and development expenses. 2010 included $1.0 million in fees related to the secondary stock offering within selling, general and administrative expense. Included in special charges in 2010 were $1.8 million of restructuring charges related to the closure of our Syracuse, New York, manufacturing facility, our Mira Loma, California distribution center and the decorating operations at our Shreveport manufacturing facility.
Earnings Before Interest and Income Taxes (EBIT)
EBIT for the year ended December 31, 2011 decreased by $58.1 million, or 45.8 percent, to $68.7 million in 2011 from $126.8 million in 2010. EBIT as a percentage of net sales decreased to 8.4 percent in 2011, compared to 15.9 percent in the prior year. EBIT for 2010 included a $58.3 million gain on redemption of debt, net of certain transaction expenses. See note 6 for a further discussion of this gain. Other income increased by $8.3 million in 2011 compared to 2010 due to the $3.4 million gain on the sale of substantially all of the assets of Traex, the $3.4 million gain on the sale of land at Libbey Holland, and a favorable fluctuation on hedging activities of $1.1 million.
Segment EBIT
The following table summarizes Segment EBIT(1) by operating segments:

Year ended December 31, (dollars in thousands)	2011	2010
Glass Operations	$96,716	$94,745
Other Operations	$11,974	$14,902

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 19 to the Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — Glass Operations
Segment EBIT increased to $96.7 million in 2011, compared to $94.7 million in 2010. Segment EBIT as a percentage of net sales decreased to 13.0 percent in 2011, compared to 13.2 percent in 2010. The primary drivers of the $2.0 million increase in Segment EBIT were an $18.7 million increase in net sales resulting from higher volumes and more favorable mix, excluding the effect of currency. In addition, natural gas costs were reduced by $4.6 million. Offsetting these favorable items was a decrease in production activity, net of volume related production and sales cost of $7.6 million, excluding the impact of currency. In addition, there were increases in cost of goods sold of $12.4 million related to freight costs, direct materials (primarily packaging), repairs and maintenance expense, labor and benefit expense, depreciation expense, rent expense and research and development expense. The increase in freight costs is primarily the result of increased diesel fuel costs. In 2011, there was a $1.1 million unfavorable currency impact, resulting primarily from changes in the value of the Mexican peso and the euro.
Segment EBIT — Other Operations
Segment EBIT decreased by $2.9 million, or 19.6 percent, to $12.0 million for the year ended December 31, 2011, compared to $14.9 million in the prior year. Segment EBIT as a percentage of net sales decreased to 16.8 percent for the year ended December 31, 2011, compared to 18.0 percent in the prior year. The key contributors to the decreased Segment EBIT were the reduction of $0.6 million of Segment EBIT as a result of the sale of substantially all of the assets of Traex and an unfavorable mix of sales of $2.6 million.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $57.1 million in 2011, to $110.9 million, compared to $168.0 million in 2010. As a percentage of net sales, EBITDA decreased to 13.6 percent in 2011, from 21.0 percent in 2010. The key contributors to the decrease in EBITDA were those factors discussed above under EBIT.

Adjusted EBITDA
Adjusted EBITDA decreased by $1.9 million in 2011, to $113.1 million, compared to $115.0 million (which included a $2.9 million contribution related to Traex) in 2010. As a percentage of net sales, Adjusted EBITDA was 13.8 percent for 2011, compared to 14.4 percent in 2010. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under EBITDA and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

Year ended December 31, (dollars in thousands)	2011	2010
Net income	$23,641	$70,086
Add: Interest expense	43,419	45,171
Add: Provision for income taxes	1,643	11,582
Earnings before interest and income taxes (EBIT)	68,703	126,839
Add: Depreciation and amortization	42,188	41,115
Earnings before interest, taxes, deprecation and amortization (EBITDA)	110,891	167,954
Add: Special items before interest and taxes:
Loss (gain) on redemption of debt (see note 6) (1)	2,803	(58,292)
Facility closure charges (see note 7) (2)	(84)	2,498
Fixed asset write-down (see note 5) (3)	817	2,696
Gain on sale of land at Libbey Holland facility	(3,445)	—
Gain on sale of Traex (see note 17)	(3,418)	—
Abandoned property (see note 18)	2,719	—
CEO transition expenses	2,722	—
Severance	1,105	—
Equipment credit	(1,021)	—
Expenses of secondary stock offering (see note 6) (4)	—	1,047
Insurance claim recovery	—	(945)
Adjusted EBITDA	$113,089	$114,958
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

(3)	Fixed asset impairment charges are related to unutilized fixed assets in our Glass Operations segment.

(4)	Equity offering fees are related to the secondary stock offering completed in August, 2010, for which we received no proceeds.
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
Net Income and Diluted Net Income Per Share
We recorded net income of $23.6 million, or $1.14 per diluted share, in 2011, compared to $70.1 million, or $3.51 per diluted share, in 2010. Net income as a percentage of net sales was 2.9 percent in 2011, compared to 8.8 percent in the prior year. The reduction in net income and diluted net income per share is generally due to the factors discussed in EBIT above, a $1.8 million reduction in interest expense, and a $9.9 million decrease in the provision for income taxes. The reduction in interest expense is primarily the result of the $40.0 million debt repayment completed in March 2011. The effective tax rate was 6.5 percent for 2011 compared to 14.2 percent in 2010. The effective tax rate was influenced by exchange rate losses in the current year on the revaluation of non-peso liabilities, jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.
Discussion of 2010 vs. 2009 Results of Operations
Net Sales
For the year ended December 31, 2010, net sales increased 6.8 percent to $799.8 million, compared to $748.6 million in 2009. The increase in net sales was attributable to increased sales of $51.4 million in our Glass Operations in 2010 to $717.6 million, partially offset by slightly decreased sales of $0.4 million in our Other Operations segment to $82.8 million. Details of net sales in the Glass Operations and Other Operations are noted below.

The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2010	2009
Glass Operations	$717,576	$666,218
Other Operations	82,783	83,158
Eliminations	(565)	(741)
Consolidated	$799,794	$748,635
Net Sales — Glass Operations
Net sales in the Glass Operations segment for 2010 were $717.6 million, an increase of 7.7 percent, compared to $666.2 million in 2009. Primary contributors to the increased net sales were a 24.1 percent increase in net sales within our China sales region (22.1 percent excluding the impact of currency), an 18.2 percent increase in net sales within our Mexico region (12.7 percent increase excluding the peso effect), a 5.7 percent increase in net sales within our European sales region (11.8 percent increase excluding the euro effect), and a 27.0 percent increase in net sales within our International region, compared to 2009. The China, Mexico, European, and International sales regions all had increased shipments to customers in 2010. Net sales to U.S. and Canadian foodservice and business to business customers were flat. Net sales to U.S. and Canadian retail customers increased 5.2 percent compared to the prior year due to increased shipments.
Net Sales — Other Operations
Net sales in the Other Operations segment for 2010 were $82.8 million, compared to $83.2 million in 2009, a decrease of $0.4 million. The decrease was caused by a 14.1 percent decline in sales of Syracuse® China products related to the closure of the Syracuse China facility in 2009 and the related decision to reduce the Syracuse® China product offering, offset by a 6.4 percent increase in sales of World® Tableware products. Sales of Traex® products were even with the prior year.
Gross Profit
For the year ended December 31, 2010, gross profit increased by $34.9 million, or 26.2 percent, to $168.0 million, compared to $133.1 million in 2009. Gross profit as a percentage of net sales increased to 21.0 percent, compared to 17.8 percent in 2009. The primary contributor to the increase in gross profit and gross profit margin was due to the increase in sales, excluding the effects of currency of $51.4 million (see discussion of Net Sales above). In addition, an increase in production activity, net of volume related production and sales cost increases of $10.8 million, excluding the impact of currency, contributed to the increase in gross profit. Favorable currency impact contributed $8.8 million to the margin, primarily from the Mexican peso. These improvements were offset by a $33.0 million increase in costs, primarily driven by labor and benefits, packaging costs, freight and repair costs, offset by natural gas savings. Gross profit was also unfavorably impacted by a $4.0 million variance related to last-in first out (LIFO) and other inventory adjustments which occurred in 2009 and did not repeat in 2010. In 2010, gross profit was affected by the $2.7 million write-down of certain after-processing equipment recorded in our Glass Operations segment, offset by a $0.9 million insurance claim recovery. In addition, gross profit was negatively impacted by restructuring charges of $0.6 million and $2.0 million in 2010 and 2009, respectively.
Income From Operations
Income from operations for the year ended December 31, 2010 increased $32.2 million, to $68.8 million, compared to $36.6 million in 2009. Income from operations as a percentage of net sales was 8.6 percent in 2010, compared to 4.9 percent in 2009. The increase in income from operations is a result of improved gross profit (discussed above) offset by a $2.5 million increase in selling, general and administrative expenses. Of the increase in selling, general and administrative expenses, $1.4 million is attributable to increased labor and benefit costs (net of a $5.6 million reduction in bonus expense), $1.5 million is additional legal and professional fees, $1.0 million is fees related to the secondary stock offering in 2010, $0.6 million is the result of increased research and development expenses, and $0.7 million is an increase in supplies and selling and marketing expenses, partially offset by a $3.2 million pension settlement charge in 2009 that did not repeat in 2010.
Earnings Before Interest and Income Taxes (EBIT)
EBIT for the year ended December 31, 2010 increased by $86.2 million, or 211.9 percent, to $126.8 million in 2010 from $40.7 million in 2009. EBIT as a percentage of net sales increased to 15.9 percent in 2010, compared to 5.4 percent in 2009. The improved EBIT was mostly a result of a $58.3 million gain on redemption of debt in 2010, along with the improvement in income from operations discussed above, offset by a decrease of $4.3 million in other income (expense) primarily related to a reduction in foreign exchange gains versus the prior year.

Segment EBIT
The following table summarized Segment EBIT(1) by operating segments:

Year ended December 31, (dollars in thousands)	2010	2009
Glass Operations	$94,745	$67,326
Other Operations	$14,902	$13,058

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 19 to the Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Glass Operations
Segment EBIT increased to $94.7 million in 2010, compared to $67.3 million in 2009. Segment EBIT as a percentage of net sales increased to 13.2 percent in 2010, compared to 10.1 percent in 2009. The primary drivers of the $27.4 million increase in Segment EBIT were a $52.5 million increase in net sales resulting from higher volumes and more favorable mix, excluding the effect of currency. In addition, an increase in production activity, net of volume related production and sales cost increases of $5.7 million, excluding the impact of currency, contributed to the increase in Segment EBIT. Favorable currency impact primarily from the Mexican peso contributed $8.8 million. These improvements were offset by a $29.3 million increase in cost of goods sold, primarily driven by labor and benefits, packaging costs, freight and repair costs, partially offset by natural gas savings. Segment EBIT was also unfavorably impacted by a $4.0 million variance related to accounting gains for LIFO and other inventory adjustments which occurred in 2009 and did not repeat in 2010. Selling, general and administrative expenses increased $2.9 million, primarily related to labor and benefit costs. There was an unfavorable change in other income (expense) of $3.1 million, primarily related to foreign currency translation versus the prior-year period.
Segment EBIT — Other Operations
Segment EBIT increased $1.8 million, or 14.1 percent, to $14.9 million for the year ended December 31, 2010, compared to $13.1 million in 2009. Segment EBIT as a percentage of net sales increased to 18.0 percent for the year ended December 31, 2010, compared to 15.7 percent in 2009. The key contributors to the increased Segment EBIT were an improved sales mix of $4.0 million and the April 2009 closure of our Syracuse China production facility (see note 7 to the Consolidated Financial Statements). These improvements were offset by a $1.5 million increase in costs of purchased finished goods, as products previously manufactured at Syracuse China are now sourced, and a $1.1 million increase in selling, general and administrative expenses.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA increased by $84.1 million, or 100.3 percent, to $168.0 million in 2010 from $83.8 million in 2009. As a percentage of net sales, EBITDA increased to 21.0 percent in 2010, compared to 11.2 percent in 2009. The key contributors to the increase in EBITDA were those factors discussed above under EBIT, however, it is not impacted by the benefit of a $2.1 million decrease in depreciation and amortization expense.

Adjusted EBITDA
Adjusted EBITDA increased by $24.8 million, or 27.5 percent, to $115.0 million in 2010 from $90.1 million in 2009. As a percentage of net sales, Adjusted EBITDA was 14.4 percent in 2010, compared to 12.0 percent in 2009. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under EBITDA and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

Year ended December 31, (dollars in thousands)	2010	2009
Net income (loss)	$70,086	$(28,788)
Add: Interest expense	45,171	66,705
Add: Provision for income taxes	11,582	2,750
Earnings before interest and income taxes (EBIT)	126,839	40,667
Add: Depreciation and amortization	41,115	43,166
Earnings before interest, taxes, deprecation and amortization (EBITDA)	167,954	83,833
Add: Special items before interest and taxes:
Gain on redemption of debt (see note 6) (1)	(58,292)	—
Facility closure charges (see note 7) (2)	2,498	3,823
Fixed asset write-down (see note 5) (3)	2,696	—
Expenses of secondary stock offering (see note 6) (4)	1,047	—
Insurance claim recovery	(945)	—
Pension settlement charges (see note 9) (5)	—	3,190
Less: Depreciation expense included in special items and also in depreciation and amortization above	—	(705)
Adjusted EBITDA	$114,958	$90,141
____________________________________

(1)
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

(3)	Fixed asset impairment charges are related to unutilized fixed assets in our Glass Operations segment.

(4)	Equity offering fees are related to the secondary stock offering completed in August, 2010, for which we received no proceeds.

(5)	Pension settlement charges were triggered by excess lump sum distributions taken by employees.
We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. We believe that non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of 2011 vs. 2010 Results of Operations above.
Net Income and Diluted Net Income Per Share
We recorded net income of $70.1 million, or $3.51 per diluted share, in 2010, compared to a net loss of $(28.8) million, or $(1.90) per diluted share, in 2009. Net income (loss) as a percentage of net sales was income of 8.8 percent in 2010, compared to a net loss of (3.8) percent of sales in 2009. The improvement in net income (loss) and diluted net income (loss) per share is generally due to the factors discussed in EBIT above, together with a $21.5 million reduction in interest expense offset by an $8.8 million increase in provision for income taxes. Interest expense for 2009 included $2.7 million of finance fees related to the October 2009 debt exchange transaction. Excluding these finance fees, interest expense decreased $18.8 million as a result of lower debt levels and the impact of the debt refinancing completed in February 2010. The effective tax rate was 14.2 percent expense for 2010 compared to a negative 10.6 percent in 2009. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures.

Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2011 we had no amounts outstanding under our $100.0 million ABL Facility, although we had $10.4 million of letters of credit issued under that facility. As a result, we had $63.8 million of unused availability remaining under the ABL Facility at December 31, 2011, as compared to $65.2 million of unused availability at December 31, 2010 under the prior $110.0 million ABL Facility. In the fourth quarter of 2011, we received $5.5 million of proceeds from the exercise of warrants. In addition, we had $58.3 million of cash on hand at December 31, 2011, compared to $76.3 million of cash on hand at December 31, 2010.

On March 25, 2011, we redeemed an aggregate principal amount of $40.0 million of our outstanding Senior Secured Notes due 2015. In addition, we prepaid 70.0 RMB (approximately $11.0 million) on our loan in China that was not due until 2012, and we repaid €2.2 million (approximately $2.8 million) on our BES Euro Line in 2011. These payments have enabled us to reduce gross debt by $52.5 million and improve our leverage ratio. It is our intent to redeem an additional $40.0 million of our outstanding Senior Secured Notes in the window available to us between April 1, 2012 and August 15, 2012.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.
Balance Sheet and Cash Flows
Cash and Equivalents
See the cash flow section below for a discussion of our cash balance.
Working Capital
The following table presents our working capital components:

December 31, (dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	2011	2010
Accounts receivable — net	$88,045	$92,101
DSO (1)	39.3	42.0
Inventories — net	$145,859	$148,146
DIO (2)	65.2	67.6
Accounts payable	$58,759	$59,095
DPO (3)	26.3	27.0
Working capital (4)	$175,145	$181,152
DWC (5)	78.2	82.6
Percentage of net sales	21.4%	22.6%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)
Working capital is defined as net accounts receivable plus net inventories less accounts payable. See below for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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

Working capital, defined as net accounts receivable plus net inventories less accounts payable, decreased by $6.0 million in 2011, compared to 2010. As a percentage of net sales, working capital decreased to 21.4 percent in 2011, compared to 22.6 percent in 2010. This decrease in working capital is primarily the result of lower accounts receivable related to a decrease in current year fourth quarter sales as compared to the prior year fourth quarter. The impact of currency decreased accounts receivable by $2.0 million at December 31, 2011, primarily as a result of the Mexican peso. The impact of currency reduced inventories by $4.8 million, primarily driven by the Mexican peso. Excluding currency, inventories increased $2.6 million as a result of the decrease in 2011 fourth quarter sales compared to the year ago period. Accounts payable remained relatively constant with only a $0.3 million decrease as compared to 2010. Our DSO also decreased 2.7 days compared to year-end 2010, which is attributable to the 2.2 percent increase in sales over the course of the year. Overall, the impact of currency reduced working capital by $4.8 million compared to the prior year. As a result of the factors above, DWC decreased from 82.6 at December 31, 2010 to 78.2 at December 31, 2011, and working capital as a percentage of net sales decreased to 21.4 percent at December 31, 2011 from 22.6 at December 31, 2010.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2011	December 31, 2010
Borrowings under ABL Facility	floating		April 29, 2016	$—	$—
Senior Secured Notes	10.00%	(1)	February 15, 2015	360,000	400,000
Promissory Note	6.00%		January, 2012 to September, 2016	1,111	1,307
Notes Payable	floating		January, 2012	339	—
RMB Loan Contract	floating		July, 2013 to January, 2014	28,332	37,925
BES Euro Line	floating		December, 2012 to December, 2013	7,835	10,934
Total borrowings				397,617	450,166
Less — unamortized discount				4,300	6,307
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				4,043	3,266
Total borrowings — net (2) (3)				$397,360	$447,125
____________________________________

(1)	See “Derivatives” below and note 13 to the Consolidated Financial Statements.

(2)	Total borrowings-net includes notes payable, long-term debt due within one year and long-term debt as stated on the Consolidated Balance Sheets.

(3)	See “Contractual Obligations” below for scheduled payments by period.

We had total borrowings of $397.6 million at December 31, 2011, compared to total borrowings of $450.2 million at December 31, 2010. The $52.5 million decrease in borrowings was the result of our redemption, on March 25, 2011, of $40.0 million of Senior Secured Notes, the early repayment of 70.0 million RMB (approximately $11.0 million) on our RMB Loan Contract, the repayment of €2.2 million (approximately $2.8 million) on our BES Euro Line and currency conversion fluctuations.

Of our total borrowings, $116.5 million (including a notional amount of $80.0 million under our Interest Rate Agreement), or approximately 29.3 percent, was subject to variable interest rates at December 31, 2011. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.2 million on an annual basis.

Interest expense in 2009 included a $2.7 million charge for finance fees related to the PIK Note debt exchange. Also included in interest expense is the amortization of discounts, warrants and other financing fees. Excluding the $2.7 million previously mentioned for 2009, these items amounted to $4.4 million, $4.3 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Flow
The following table presents key drivers to our Free Cash Flow for 2011, 2010 and 2009.

Year ended December 31, (dollars in thousands)	2011	2010	2009
Net cash provided by operating activities	$55,351	$47,699	$102,148
Capital expenditures	(41,420)	(28,247)	(17,005)
Net proceeds from sale of Traex	12,478	—	—
Proceeds from asset sales and other	5,222	—	265
Payment of interest on New PIK Notes	—	29,400	—
Free Cash Flow (1)	$31,631	$48,852	$85,408
____________________________________
(1) We define Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from asset sales (including the sale of substantially all of the assets of Traex), and further adjusted for the payment of interest on the New PIK Notes. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.
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
Discussion of 2011 vs. 2010 Cash Flow
Our net cash provided by operating activities was $55.4 million in 2011, compared to $47.7 million in 2010, or a increase of $7.7 million. Although 2011's net income was lower by $46.4 million as compared to 2010, there was a positive $90.5 million impact in 2011 from items related to our debt transactions. The cash flow impact of working capital was a positive $16.2 million from increased sales in 2011 (discussed above). Cash flow was negatively impacted by the change in pension and non-pension postretirement benefits of $14.3 million, income taxes of $13.0 million, interest payments of $12.2 million and the (gain) loss on asset sales and disposals of $9.0 million.

 Net cash used in investing activities was $23.7 million in 2011, compared to $28.2 million in 2010, or a decrease of $4.5 million. This change was attributable to a $13.2 million increase in capital spending offset by net proceeds from the sale of Traex of $12.5 million and other asset sale proceeds of $5.2 million primarily from the sale of land at our Libbey Holland facility and Syracuse China facility.

Net cash provided by (used in) financing activities was a use of $49.5 million in 2011, compared to a source of $2.3 million in 2010, or a change of $51.8 million. During 2011, we redeemed $40.0 million of our Senior Secured Notes and made other debt repayments of $14.1 million, offset by warrant proceeds of $5.5 million.

At December 31, 2011, our cash balance was $58.3 million, a decrease of $18.0 million from $76.3 million at December 31, 2010.

Free Cash Flow was $31.6 million in 2011, compared to $48.9 million in 2010, or a decrease of $17.3 million. In 2010, Free Cash Flow was adjusted for the $29.4 million payment of interest on the New PIK Notes that did not repeat in 2011, partially offset by the net proceeds from the sale of Traex assets in 2011.
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

 Net cash used in investing activities was $28.2 million in 2010, compared to $16.7 million in 2009, or an increase of $11.5 million. This change was primarily attributable to an $11.2 million increase in capital spending.

Net cash provided by (used in) financing activities was a source of $2.3 million in 2010, compared to a use of $43.6 million in 2009, or a change of $45.9 million. During 2010, our proceeds from the Senior Secured Notes were only partially offset by the repurchase of our floating rate notes, the redemption of the New PIK notes, the call premium on floating rate notes and payment of debt issuance costs. The increase in cash provided by financing activities, along with cash on hand, was used to pay interest on the New PIK notes.

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

Derivatives
In March 2010, we entered into an Interest Rate Protection Agreement (Rate Agreement) with respect to $100.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. As of December 31, 2011, Wells Fargo, the counterparty to the Rate Agreement, has called 20 percent of the original balance reducing it to $80.0 million. The interest rate for our borrowings related to the Rate Agreement at December 31, 2011 was 7.74 percent per year. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired result. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated AA- as of December 31, 2011, by Standard and Poor's.

The fair market value for the Rate Agreement was a $3.6 million asset and a $2.5 million asset at December 31, 2011 and 2010, respectively. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2011, we had commodity futures contracts for 3,070,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(3.7) million liability. We have hedged a portion of our forecasted transactions through June 2013. At December 31, 2010, we had commodity futures contracts for 3,090,000 million BTUs of natural gas with a fair market value of a $(3.2) million liability. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2011, by Standard & Poor’s.

We use foreign currency contracts to manage our currency exposure, which arises from transactions denominated in a currency other than U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. As of December 31, 2011, we had currency contracts for $3.9 million Canadian dollars with a fair market value of $0.1 million asset. As of December 31, 2010, we had currency contracts for $18.7 million Canadian dollars with a fair market value of ($0.2) million liability.

Share Repurchase Program
Since mid-1998, we have repurchased 5,125,000 shares for $141.1 million, as authorized by our Board of Directors. As of December 31, 2011, authorization remains for the purchase of an additional 1,000,000 shares. During 2011 and 2010, we did not repurchase any common stock. Our debt agreements significantly restrict our ability to repurchase additional shares.

We used the remaining repurchased common stock to issue shares on the warrants exercised by Merrill Lynch PCG, Inc. in 2010. As of December 31, 2011 and 2010, all of the repurchased shares have been issued. See notes 6 and 12 to the Consolidated Financial Statements for further discussion.
Contractual Obligations
The following table presents our existing contractual obligations at December 31, 2011 and related future cash requirements:

Contractual Obligations(1)	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings	$397,617	$4,192	$33,044	$360,381	$—
Interest payments(2)	117,967	36,171	65,775	16,021	—
Long-term operating leases	98,529	16,735	26,426	15,555	39,813
Pension and nonpension(3)	36,139	36,139	—	—	—
Long-term incentive plans	4,333	2,766	1,567	—	—
Total obligations	$654,585	$96,003	$126,812	$391,957	$39,813
_________________________

(1)	Amounts reported in local currencies have been translated at 2011 exchange rates.

(2)	The obligations for interest payments are based on December 31, 2011 debt levels and interest rates.

(3)
It is difficult to estimate future cash contributions as they are a function of actual investment returns, withdrawals from the plan, changes in interest rates, and other factors uncertain at this time.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2011, totaled $10.4 million.

We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See note 8 to the Consolidated Financial Statements for additional information.

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
Allowance for Doubtful Accounts
Our accounts receivable balance, net of reserves, was $88.0 million in 2011, compared to $92.1 million in 2010. The reserve balance was $5.3 million in 2011, compared to $5.5 million in 2010. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Allowance for Slow-Moving and Obsolete Inventory
We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2011, our inventories were $145.9 million, with loss provisions of $4.8 million, compared to inventories of $148.1 million and loss provisions of $4.7 million at December 31, 2010.

Asset Impairment
Fixed Assets
We assess our property, plant and equipment for possible impairment in accordance with FASB ASC Topic 360, "Property Plant and Equipment" ("FASB ASC 360"), whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic and competitive conditions, changes in our business plans or management's intentions regarding future utilization of the assets or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value or on a market appraisal. Projections used in the fair value determination are based on internal estimates for sales and production levels, capital expenditures necessary to maintain the projected production levels, and remaining useful life of the assets. These projections are prepared at the lowest level at which we have access to cash flow information and complete financial data for our operations, which is generally at the plant level.

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. There were no indicators of impairment noted in 2011 and 2009 that required an impairment analysis to be performed for the Company's property, plant and equipment. During 2010, we decided to outsource our U.S. decorating business, which represented an indicator of impairment for that asset group. Accordingly, our impairment analysis resulted in a write-down of our carrying value for those assets to the estimated fair value less cost to sell. Also in 2010, we reviewed the remaining carrying value of our land at the Syracuse China manufacturing facility, which resulted in a write-down of our carrying value for the land. We also reviewed other asset groups within our operations for indicators of impairment, and as a result recorded an impairment charge for certain fixed assets during 2011 and 2010 as disclosed in note 5 to the Consolidated Financial Statements.

In accordance with FASB ASC 360, we also perform an impairment analysis for our definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2011 or 2010 that would require an impairment analysis to be performed for our definite useful lived intangible assets.
Goodwill and Indefinite Life Intangible Assets
Goodwill at December 31, 2011 was $166.6 million, representing approximately 21.1 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units are one level below the operating segment level, which represents the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. These cash flow projections are based in part on sales projections for the next several years, capital spending trends and investment in working capital to support anticipated sales growth, which are updated at least annually and reviewed by management. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment charge should be recorded.

The discount rates used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total of the fair values of the segments less debt was reconciled to end of year total market capitalization. For locations with recorded goodwill, the discount rates used in the 2011 goodwill impairment analysis ranged from 11.7 percent to 13.2 percent, as compared to a range of 11.9 percent to 13.3 percent used in the 2010 test. The cash flow terminal growth rates used in the 2011 goodwill impairment analysis for all locations ranged from 2.0 percent to 4.0 percent, as compared to a range of 1.0 percent to 4.0 percent in the 2010 goodwill impairment analysis . Management believes these rates are reasonably conservative based upon historical growth rates and its expectations of future economic conditions in the markets in which we operate. Any changes in the discount rate or cash flow terminal growth rate would move in tandem. For example, the discount rate is lower in part due to decreased uncertainty as to our ability to meet short term and long term forecasts. As such, if we were to increase the cash flow terminal growth rate, we would also increase the discount rate.

The discounted cash flow model used to determine fair value for the goodwill analysis is most sensitive to the discount rate and terminal cash flow growth rate assumptions. A sensitivity analysis was performed on these factors for all reporting units and it was determined, assuming all other assumptions remain constant, that the discount rate used could be increased by a factor of 15 percent of the discount rate or the terminal cash flow growth rate could decrease to zero and the fair value of all reporting units with goodwill would still exceed their carrying values. Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill or differences between estimates and actual results could result in impairment charges in the future.

Based on the results of our annual impairment test, the estimated fair values of all three reporting units that have goodwill were substantially in excess of their carrying values, with the estimated fair values of each reporting unit exceeding its carrying value by at least 15.0 percent. As of October 1, 2011, 2010 and 2009, our review did not indicate an impairment of goodwill.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2011 were $12.3 million, representing 1.6 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2011, 2010 and 2009, our review did not indicate an impairment of indefinite life intangible assets.
 Self-Insurance Reserves
We use self-insurance mechanisms to provide for potential liabilities related to workers' compensation and employee health care benefits that are not covered by third-party insurance. Workers' compensation accruals are recorded at the estimated ultimate payout amounts based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses based on actuarial models.

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
Pension Assumptions
The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	5.00% to 5.22%	5.50% to 5.76%	5.80% to 8.25%	5.40% to 8.25%
Rate of compensation increase	2.25% to 4.50%	2.25% to 4.50%	2.00% to 4.30%	2.00% to 4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.50% to 5.76%	5.62% to 5.96%	6.41% to 6.48%	5.40% to 8.25%	5.50% to 8.50%	5.70% to 8.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	4.80%	5.75%	6.00%
Rate of compensation increase	2.25% to 4.50%	2.25% to 4.50%	2.63% to 5.25%	2.00% to 4.30%	2.00% to 4.30%	2.00% to 4.30%
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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Our determination of the reasonableness of our expected long-term rate of return on plan assets at December 31 is highly quantitative by nature and used to measure the earnings effects for the subsequent year. We evaluate the current asset allocations and expected returns under four sets of conditions: a maximum time available for each asset class; a common history where all asset class returns are computed with the same overall start date of January 1990; a 10-year historical return; and forecasted returns using the Black-Litterman method. Based upon the current asset allocation mix and the Black-Litterman method, the forecasted return is 8.18%. The actual return on plan assets from July 1, 1993 (inception) through December 31, 2011 was 8.47% and 8.27% for the hourly and salary pension plans, respectively.

Since over 75% of the plan assets are actively managed, we adjust the baseline forecasted return for the anticipated return differential from active over passive investment management and for any other items not already captured. We believe that the combination of long-term historical returns, along with the forecasted returns and manager alpha, supports the 7.75% rate of return assumption based on the current asset allocation.

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

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	4.91%	5.34%	3.97%	4.86%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.34%	5.54%	6.36%	4.86%	5.42%	5.89%
The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Initial health care trend	7.25%	7.50%	7.25%	7.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	9	10	9	10
Sensitivity to change in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.5 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.
Income Taxes
We are subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, we establish reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of FASB ASC Topic 740 "Income Taxes".

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC 740 "Income Taxes," requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, China, the Netherlands and Portugal, we have recorded a valuation allowance against our deferred income tax assets.
Derivatives and Hedging
We use various derivative contracts to manage a variety of our risks, including risks related to changes in the fair market of debt, commodity prices and foreign currency rates. The requirements necessary to apply hedge accounting to these contracts are complex and must be documented at the inception as well as throughout the term of the contract. If we would fail to accurately document these requirements, the contact would not be eligible for hedge accounting treatment and any changes to the fair market value of the contract would be recorded directly to earnings. The accompanying financial statements reflect immaterial consequences from the loss of hedge accounting for certain contracts.

One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective. A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the fair value of the hedged item. At the inception of the contract, we first determine if the relationship between the hedged contract and the hedged item meet the strict criteria to qualify for an exemption to the effectiveness testing. If the relationship does not meet this criterion, then we must test the effectiveness at the inception of the contract and quarterly thereafter. If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively. See note 13 to the Consolidated Financial Statements.

Stock-Based Compensation Expense
We account for stock-based compensation in accordance with FASB ASC 718, "Compensation - Stock Compensation" and FASB ASC 505-50, "Equity - Equity Based Payments to Non-Employees", which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under FASB ASC 718 and FASB ASC 050-50 for fiscal 2011, 2010 and 2009 was $5.0 million, $3.5 million and $2.4 million, respectively. 2011 included non-cash compensation charges of $1.7 million related to accelerated vesting of previously issued equity compensation.

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
Legal and other contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. At December 31, 2011, we have accrued $2.7 million for an ongoing unclaimed property audit that is being conducted by various state authorities. See note 18 of the Consolidated Financial Statements for additional information.
New Accounting Standards
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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. In December 2011, ASU 2011-05 was modified by the issuance of Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12) which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. We do not expect the adoption of these ASU's to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the qualitative factors results in the fair value exceeding the carrying value of a reporting unit, then performing the two-step impairment test is unnecessary. This update is effective for periods beginning after December 15, 2011. We do not expect the provisions of this update to have any impact on our Consolidated Financial Statements.

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
Interest Rates
We have an Interest Rate Agreement (Rate Agreement) with respect to $80.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at December 31, 2011 is 7.74 percent per year. The Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement were to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty, which was rated AA- as of December 31, 2011, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of December 31, 2011.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans' asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 14, 2012

Libbey Inc.
Consolidated Balance Sheets

December 31,
(dollars in thousands, except per-share amounts)	Footnote Reference	2011	2010
ASSETS
Cash and cash equivalents		$58,291	$76,258
Accounts receivable — net	(note 3)	88,045	92,101
Inventories — net	(note 3)	145,859	148,146
Prepaid and other current assets	(notes 3 & 8)	9,701	6,437
Total current assets		301,896	322,942
Pension asset	(note 9)	17,485	12,767
Purchased intangible assets — net	(note 4)	21,200	23,134
Goodwill	(note 4)	166,572	169,340
Derivative asset	(notes 13 & 15)	3,606	2,589
Other assets	(notes 3 & 8)	14,674	17,802
Total other assets		223,537	225,632
Property, plant and equipment — net	(notes 5 & 7)	264,718	270,397
Total assets		$790,151	$818,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	(note 6)	$339	$—
Accounts payable		58,759	59,095
Salaries and wages		34,834	32,087
Accrued liabilities	(note 3)	53,927	51,979
Accrued income taxes	(note 8)	—	3,121
Pension liability (current portion)	(note 9)	5,990	2,330
Non-pension postretirement benefits (current portion)	(note 10)	4,721	5,017
Derivative liability	(notes 13 & 15)	3,390	3,392
Deferred income taxes	(note 8)	3,340	—
Long-term debt due within one year	(note 6)	3,853	3,142
Total current liabilities		169,153	160,163
Long-term debt	(note 6)	393,168	443,983
Pension liability	(note 9)	122,145	115,521
Non-pension postretirement benefits	(note 10)	68,496	67,737
Deferred income taxes	(note 8)	—	8,376
Derivative liability	(notes 13 & 15)	298	—
Other long-term liabilities	(note 3)	9,111	11,925
Total liabilities		762,371	807,705

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 20,342,342 shares issued in 2011 (19,682,506 shares issued in 2010)		203	197
Capital in excess of par value (includes warrants of $0 and $1,034 in 2011 and 2010, respectively, and 0 shares and 485,309 shares in 2011 and 2010, respectively)		310,985	300,692
Retained deficit		(155,036)	(178,677)
Accumulated other comprehensive loss	(note 14)	(128,372)	(110,946)
Total shareholders’ equity		27,780	11,266
Total liabilities and shareholders’ equity		$790,151	$818,971

See accompanying notes

Libbey Inc.
Consolidated Statements of Operations

Year ended December 31,
(dollars in thousands, except per share amounts)	Footnote Reference	2011	2010	2009

Net sales	(note 2)	$817,056	$799,794	$748,635
Freight billed to customers		2,396	1,790	1,605
Total revenues		819,452	801,584	750,240
Cost of sales	(notes 2 & 7)	650,713	633,571	617,095
Gross profit		168,739	168,013	133,145
Selling, general and administrative expenses		105,545	97,390	94,900
Special charges	(note 7)	(281)	1,802	1,631
Income from operations		63,475	68,821	36,614
(Loss) gain on redemption of debt	(note 6)	(2,803)	58,292	—
Other income (expense)	(notes 7 & 17)	8,031	(274)	4,053
Earnings before interest and income taxes		68,703	126,839	40,667
Interest expense	(note 6)	43,419	45,171	66,705
Income (loss) before income taxes		25,284	81,668	(26,038)
Provision for income taxes	(note 8)	1,643	11,582	2,750
Net income (loss)		$23,641	$70,086	$(28,788)
Net income (loss) per share:
Basic	(note 11)	$1.17	$3.97	$(1.90)
Diluted	(note 11)	$1.14	$3.51	$(1.90)
Weighted average shares:
Outstanding	(note 11)	20,170	17,668	15,149
Diluted	(note 11)	20,808	19,957	15,149

See accompanying notes

Libbey Inc.
Consolidated Statements of Shareholders' Equity (Deficit)

(dollars in thousands, except share amounts)	Common Stock Amount(1)	Capital in Excess of Par Value	Treasury Stock Amount (1)	Retained Deficit	Accumulated Other Comprehensive Loss (note 14)	Total
Balance December 31, 2008	$187	$309,275	$(106,411)	$(145,154)	$(115,786)	$(57,889)
Comprehensive loss:
Net loss				(28,788)		(28,788)
Effect of derivatives - net of tax					12,440	12,440
Pension and other postretirement benefit adjustments - net of tax (notes 9 and 10)					(13,479)	(13,479)
Effect of exchange rate fluctuation					1,101	1,101
Total comprehensive loss (note 14)						(28,726)
Stock compensation expense (note 12)		2,419				2,419
Equity issuance costs (note 6)		(1,800)				(1,800)
Stock issued from treasury		(148)	36,113	(31,402)		4,563
Issuance of warrants (note 6)		14,526				14,526
Balance December 31, 2009	187	324,272	(70,298)	(205,344)	(115,724)	(66,907)
Comprehensive income:
Net income				70,086		70,086
Effect of derivatives - net of tax					3,049	3,049
Pension and other postretirement benefit adjustments - net of tax (notes 9 and 10)					9,722	9,722
Effect of exchange rate fluctuation					(7,993)	(7,993)
Total comprehensive income (note 14)						74,864
Stock compensation expense (note 12)		3,496				3,496
Equity issuance costs (note 6)		145				145
Stock issued from treasury		(1,495)	2,302	(1,262)		(455)
Stock issued		88				88
Exercise of warrants (note 6)	10	(25,814)	67,996	(42,157)		35
Balance December 31, 2010	197	300,692	—	(178,677)	(110,946)	11,266
Comprehensive income:
Net income				23,641		23,641
Effect of derivatives - net of tax					(1,249)	(1,249)
Pension and other postretirement benefit adjustments- net of tax (notes 9 and 10)					(14,833)	(14,833)
Effect of exchange rate fluctuation					(1,344)	(1,344)
Total comprehensive income (note 14)						6,215
Stock compensation expense (note 12)		5,016				5,016
Stock issued	1	(177)				(176)
Exercise of warrants (note 6)	5	5,454				5,459
Balance December 31, 2011	$203	$310,985	$—	$(155,036)	$(128,372)	$27,780
___________
(1) Share amounts are as follows:

	Common Stock Shares	Treasury Stock Shares	Total
Balance December 31, 2008	18,697,630	(3,967,486)	14,730,144
Stock issued from treasury (note 2)		1,367,717	1,367,717
Balance December 31, 2009	18,697,630	(2,599,769)	16,097,861
Warrants exercised (note 2)	980,222	2,486,634	3,466,856
Stock issued (note 2)	4,654	113,135	117,789
Balance December 31, 2010	19,682,506	—	19,682,506
Warrants exercised	485,309		485,309
Stock issued	174,527		174,527
Balance December 31, 2011	20,342,342	—	20,342,342

See accompanying notes

Libbey Inc.
Consolidated Statements of Cash Flows

Year ended December 31, (dollars in thousands)	Footnote Reference	2011	2010	2009
Operating activities:
Net income (loss)		$23,641	$70,086	$(28,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(notes 4 & 5)	42,188	41,115	43,166
(Gain) loss on asset sales and disposals		(5,941)	3,039	323
Change in accounts receivable		3,076	(11,210)	(6,430)
Change in inventories		(221)	(6,654)	40,834
Change in accounts payable		403	4,955	3,828
Accrual of interest on old PIK notes	(note 6)	—	—	11,916
Income taxes	(note 8)	(11,200)	1,801	(93)
Restructuring charges	(note 7)	(828)	811	(1,728)
Gain on redemption of new PIK notes	(note 6)	—	(71,693)	—
Payment of interest on new PIK notes	(note 6)	—	(29,400)	—
Call premium on senior notes and floating rate notes	(note 6)	1,203	8,415	—
Write-off of bank fees & discounts on old ABL and floating rate notes	(note 6)	1,600	4,986	—
Pension & non-pension postretirement benefits	(notes 9 & 10)	(9,074)	5,200	5,331
Accrued interest and amortization of discounts, warrants and finance fees		3,047	17,391	12,945
Accrued liabilities & prepaid expenses		1,917	3,344	14,920
Share-based compensation expense		5,016	3,496	2,419
Other operating activities		524	2,017	3,505
Net cash provided by operating activities		55,351	47,699	102,148
Investing activities:
Additions to property, plant and equipment		(41,420)	(28,247)	(17,005)
Net proceeds from sale of Traex	(note 17)	12,478	—	—
Proceeds from asset sales and other		5,222	—	265
Net cash used in investing activities		(23,720)	(28,247)	(16,740)
Financing activities:
Net repayments on ABL credit facility	(note 6)	—	—	(34,169)
Other repayments	(note 6)	(14,108)	(10,610)	(5,225)
Other borrowings	(note 6)	365	215	—
Floating rate notes payments	(note 6)	—	(306,000)	—
Senior note payments	(note 6)	(40,000)	—	—
Call premium on senior notes and floating rate notes	(note 6)	(1,203)	(8,415)	—
PIK note payment	(note 6)	—	(51,031)	—
Proceeds from senior secured notes	(note 6)	—	392,328	—
Proceeds from exercise of warrants		5,459	—	—
Stock options exercised		482	57	—
Debt issuance costs and other	(note 6)	(463)	(14,256)	(4,171)
Net cash (used in) provided by financing activities		(49,468)	2,288	(43,565)
Effect of exchange rate fluctuations on cash		(130)	(571)	(58)
(Decrease) increase in cash		(17,967)	21,169	41,785
Cash & cash equivalents at beginning of year		76,258	55,089	13,304
Cash & cash equivalents at end of year		$58,291	$76,258	$55,089

Supplemental disclosure of cash flow information:
Cash paid during the year for interest		$40,025	$27,822	$39,221
Cash paid during the year for income taxes		$10,230	$8,830	$3,133

Supplemental disclosure of non-cash financing activities:
On October 28, 2009, we issued notes to an investor for approximately $80.4 million, along with 933,145 shares of company stock and warrants to purchase an additional 3,466,856 shares of company stock at $0.01 per share, in exchange for existing notes with a balance of approximately $160.9 million. During 2010, we redeemed our PIK notes, resulting in the recognition of a gain of $71.7 million. The gain was offset by $13.4 million of expenses related to the refinancing of the floating rate notes, resulting in a net gain of $58.3 million on the Consolidated Statements of Operations. See note 6 for further information on this transaction.
See accompanying notes

Libbey Inc.
Notes to Consolidated Financial Statements

1.	Description of the Business
Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands (Libbey Holland), Portugal (Libbey Portugal), China (Libbey China) and Mexico (Libbey Mexico). Until April 28, 2011, we also owned and operated a plastics plant in Wisconsin. On April 28, 2011, we sold substantially all of the assets of our plastics product line, Traex, to the Vollrath Company (see note 17 for discussion on this transaction). Prior to April 2009, we owned and operated a ceramic dinnerware plant in New York (see note 7 on closure effective April, 2009). In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

Cash and cash equivalents We consider all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

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

Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for our U.S. glass inventories, which represented 31.3 percent and 31.8 percent of our total inventories in 2011 and 2010, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $15.7 million and $16.5 million in 2011 and 2010, respectively. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

Purchased Intangible Assets and Goodwill Financial Accounting Standards Board Accounting Standards Codification™

("FASB ASC") Topic 350 - "Intangibles-Goodwill and other" ("FASB ASC 350") requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2011, 2010 and 2009, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. There were also no indicators of impairment at December 31, 2011. For further disclosure on goodwill and intangibles, see note 4.

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
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business and certain after-processing equipment within our Glass Operations segment. Due to the announcement of our closure of our Syracuse China manufacturing facility and our Mira Loma distribution center, we wrote down the values of certain assets to fair value in 2008 and recorded adjustments to these write-downs in 2009 and 2010. See notes 5 and 7 for further disclosure.
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
Pension and Nonpension Postretirement Benefits We account for pension and nonpension postretirement benefits in accordance with FASB ASC Topic 758 - "Compensation-Retirement Plans" ("FASB ASC 758"). FASB ASC 758 requires recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under FASB ASC 758, gains and losses, prior service costs and credits and any remaining prior transaction amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effect where appropriate.

The U.S. pension plans cover most hourly U.S.-based employees (excluding new hires at Shreveport after 2008 and at Toledo after September 30, 2010) and those salaried U.S.-based employees hired before January 1, 2006. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries Libbey Holland, Libbey Mexico, and our Canadian employees. For further discussion see note 9.

We also provide certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees are not included in our liability. For further discussion see note 10.
Income Taxes Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC Topic 740, “Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, China, the Netherlands and Portugal, we have recorded valuation allowances against our deferred income tax assets. For further discussion see note 8.
Derivatives We account for derivatives in accordance with FASB ASC Topic 815 "Derivatives and Hedging" ("FASB ASC 815"). We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for the foreign currency contracts) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as an operating activity. Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See additional discussion at note 13.
Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other income (expense). Gain (loss)on currency translation was $(0.3) million, $0.1 million and $2.8 million for the year ended December 31, 2011, 2010 and 2009, respectively.
Stock-Based Compensation Expense We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” ("FASB ASC 718") and FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees”("FASB ASC 505-50"). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Consolidated Statement of Operations was a pre-tax charge of $5.0 million, $3.5 million and $2.4 million for 2011, 2010 and 2009, respectively. Non-cash compensation charges of $1.7 million related to accelerated vesting of previously issued equity compensation was included in 2011. See note 12 for additional information.
Research and Development Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2011, 2010 and 2009, respectively, were $3.1 million, $2.6 million and $2.0 million.
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
Treasury Stock Treasury stock purchases are recorded at cost. During 2011, 2010 and 2009, we did not purchase any treasury stock. There were no treasury stock issuances during 2011. During 2010 and 2009, we issued 2,599,769 and 1,367,717 shares from treasury stock at an average cost of $27.04 and $26.40, respectively. The shares issued from treasury stock in 2009 were primarily for common stock given to the PIK Notes holder in the October 2009 debt exchange. The shares issued in 2010 from treasury stock were primarily attributable to the exercise of warrants related to our refinancing activities in 2010. See note 6 for further information.
Reclassifications Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2011. We revised the classification of the call premium on the senior notes and the floating rate notes and included the cash flow effect within the financing activities.
New Accounting Standards
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
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. In December 2011, ASU 2011-05 was modified by the issuance of Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12) which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. We do not expect the adoption of these ASU's to have a material impact on our Consolidated Financial Statements.
In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the qualitative factors results in the fair value exceeding the carrying value of a reporting unit, then performing the two-step impairment test is unnecessary. This update is effective for periods beginning after December 15, 2011. We do not expect the provisions of this update to have any impact on our Consolidated Financial Statements.

3.	Balance Sheet Details
The following table provides detail of selected balance sheet items:

December 31, (dollars in thousands)	2011	2010
Accounts receivable:
Trade receivables	$86,523	$90,899
Other receivables	1,522	1,202
Total accounts receivable, less allowances of $5,307 and $5,518	$88,045	$92,101
Inventories:
Finished goods	$129,091	$132,169
Work in process	1,132	653
Raw materials	4,369	4,444
Repair parts	9,778	9,496
Operating supplies	1,489	1,384
Total inventories, less allowances of $4,808 and $4,658	$145,859	$148,146
Prepaid and other current assets:
Value added tax	$1,834	$1,332
Prepaid expenses	4,653	4,822
Refundable, deferred and prepaid income taxes	3,107	283
Derivative asset	107	—
Total prepaid and other current assets	$9,701	$6,437
Other assets:
Deposits	$733	$904
Finance fees — net of amortization	9,427	13,012
Deferred taxes	567	—
Other assets	3,947	3,886
Total other assets	$14,674	$17,802
Accrued liabilities:
Accrued incentives	$16,621	$15,060
Workers compensation	8,484	9,608
Medical liabilities	3,607	3,785
Interest	13,008	14,416
Commissions payable	1,137	904
Contingency liability	2,719	—
Restructuring charges	—	768
Other accrued liabilities	8,351	7,438
Total accrued liabilities	$53,927	$51,979
Other long-term liabilities:
Deferred liability	$4,070	$4,622
Other long-term liabilities	5,041	7,303
Total other long-term liabilities	$9,111	$11,925

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	2011	2010
Beginning balance	$23,134	$24,861
Amortization	(1,189)	(1,333)
Disposal, related to sale of Traex assets	(643)	—
Foreign currency impact	(102)	(394)
Ending balance	$21,200	$23,134

Purchased intangible assets are composed of the following:

December 31, (dollars in thousands)	2011	2010
Indefinite life intangible assets	$12,274	$12,923
Definite life intangible assets, net of accumulated amortization of $12,942 and $12,123	8,926	10,211
Total	$21,200	$23,134

Amortization expense for definite life intangible assets was $1.2 million, $1.3 million and $1.4 million for years 2011, 2010 and 2009, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. Our October 1st review for 2011 and 2010 did not indicate impairment of our indefinite life intangible assets. There were also no indicators of impairment at December 31, 2011.

The remaining definite life intangible assets at December 31, 2011 primarily consist of customer relationships that are amortized over a period ranging from 13 to 20 years. The weighted average remaining life on the definite life intangible assets is 8.4 years at December 31, 2011.

Future estimated amortization expense of definite life intangible assets is as follows (dollars in thousands):

2012	2013	2014	2015	2016
$1,080	$1,080	$1,080	$1,080	$1,080

Goodwill

Changes in goodwill balances are as follows:

	2011			2010
	Glass	Other		Glass	Other
(dollars in thousands)	Operations	Operations	Total	Operations	Operations	Total
Beginning balance:
Goodwill	$164,457	$19,758	$184,215	$163,437	$19,758	$183,195
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
	155,023	14,317	169,340	154,003	14,317	168,320
Other	—	(2,768)	(2,768)	1,020	—	1,020
Ending balance:
Goodwill	164,457	16,990	181,447	164,457	19,758	184,215
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
Net ending balance	$155,023	$11,549	$166,572	$155,023	$14,317	$169,340

Other, in the table above, relates to the sale of substantially all of the assets of Traex in 2011, and 2010 relates to income tax adjustments affecting the fair value of assets acquired and liabilities assumed related to the Libbey Mexico acquisition.

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2011 and 2010 did not indicate an impairment of goodwill. There were also no indicators of impairment at December 31, 2011.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31, (dollars in thousands)	2011	2010
Land	$19,845	$21,534
Buildings	89,873	90,666
Machinery and equipment	437,320	438,965
Furniture and fixtures	13,663	13,774
Software	20,893	21,499
Construction in progress	14,595	11,609
Gross property, plant and equipment	596,189	598,047
Less accumulated depreciation	331,471	327,650
Net property, plant and equipment	$264,718	$270,397

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $40.9 million, $39.8 million and $41.7 million for the years 2011, 2010 and 2009, respectively.

During 2011, we wrote down unutilized fixed assets within our Glass Operations segment. The non-cash charge of $0.8 million was included in cost of sales on the Consolidated Statements of Operations.

In 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. A non-cash charge of $0.4 million was recorded in special charges on the Consolidated Statements of Operations. In addition, in 2010, we wrote down certain after-processing equipment within our Glass Operations segment that was no longer being used in our production process. A non-cash charge of $2.7 million was recorded in cost of sales on the Consolidated Statements of Operations. During 2011, we received a $1.0 million credit from the supplier of this equipment. Also in 2010, we recorded a $0.6 million reduction in the carrying value of our land at the Syracuse China manufacturing facility that was recorded in special charges on the Consolidated Statements of Operations. See note 7 for further discussion of these restructuring charges.

6.	Borrowings

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

Concurrently with the issuance of the original PIK Notes (Old PIK Notes) in 2006, we issued, to the holder of the Old PIK Notes, detachable warrants to purchase 485,309 shares of Libbey Inc. common stock (Warrants) at an exercise price of $11.25 per share. These warrants, which do not have voting rights, were exercised in November, 2011 for approximately $5.5 million.

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

Management evaluated the application of FASB ASC 470-50, “Modifications and Extinguishments” and FASB ASC 470-60, “Troubled Debt Restructuring by Debtors” and concluded that the Exchange Transaction constituted a troubled debt restructuring, rather than a debt modification or extinguishment. Under FASB ASC 470-60, the carrying value of the New PIK Notes was $150.6 million which was comprised of the $80.4 million principal amount and an excess carrying amount of $70.2 million. $2.7 million of costs associated with the Exchange Transaction were expensed in interest expense in 2009 on the Consolidated Statements of Operations. The remainder of the costs associated with the Exchange Transaction of $1.8 million were related to the equity issued and were recorded in capital in excess of par value on the Consolidated Balance Sheets, and also as shown in the Consolidated Statement of Shareholders’ Equity (Deficit).

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

The additional 3.5 million shares were issued in August, 2010 as the warrant holder chose to exercise these warrants, and on August 18, 2010, we announced the closing of a secondary offering of these 4.4 million shares of our common stock on behalf of Merrill Lynch PCG, Inc., the selling stockholder, at a price to the public of $10.25 per share. The total offering size reflects the underwriters’ exercise of their option to purchase an additional 573,913 shares of common stock, on the same terms and conditions, to cover over-allotments. We did not receive any proceeds from the offering. The fees of approximately $1.0 million related to this transaction were recorded as selling, general and administrative expense in the Consolidated Statements of Operations in 2010.

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2011	December 31, 2010
Borrowings under ABL Facility	floating		April 29, 2016	$—	$—
Senior Secured Notes	10.00%	(1)	February 15, 2015	360,000	400,000
Promissory Note	6.00%		January, 2012 to September, 2016	1,111	1,307
Notes Payable	floating		January, 2012	339	—
RMB Loan Contract	floating		July, 2013 to January, 2014	28,332	37,925
BES Euro Line	floating		December, 2012 to December, 2013	7,835	10,934
Total borrowings				397,617	450,166
Less — unamortized discount				4,300	6,307
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				4,043	3,266
Total borrowings — net				397,360	447,125
Less — long term debt due within one year				4,192	3,142
Total long-term portion of borrowings — net				$393,168	$443,983
________________

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 13.
Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2012	2013	2014	2015	2016	Thereafter
$4,192	$23,381	$9,663	$360,219	$162	$—
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
Swingline borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.75 percent and 1.75 percent, respectively, at December 31, 2011. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at December 31, 2011. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $10.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2011 or at December 31, 2010. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by ERISA, rent and tax reserves totaling $2.7 million and mark-to-market reserves for natural gas contracts of $3.6 million as of December 31, 2011. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At December 31, 2011, we had $10.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $63.8 million at December 31, 2011, compared to $65.2 million under the ABL Facility at December 31, 2010.
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

We have an Interest Rate Agreement (Rate Agreement) in place with respect to $80.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to August 15, 2012, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the Rate Agreement at a call price of 103 percent. The Rate Agreement originally covered $100.0 million of our fixed rate debt, but the counterparty called $10.0 million in August 2010 and another $10.0 million in August 2011. The Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after August 15, 2012 at set call premiums. The variable interest rate for our borrowings related to the Rate Agreement at December 31, 2011, excluding applicable fees, is 7.74 percent. This Rate Agreement expires on February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated AA-, as of December 31, 2011, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	December 31, 2011	December 31, 2010
Fair market value of Rate Agreement - asset	$3,606	$2,536
Adjustment to increase the carrying value of the related long-term debt	$4,043	$3,266

The net impact recorded in other income (expense) on the Consolidated Statements of Operations is as follows:

For the year ended December 31, (dollars in thousands)	2011	2010	2009
Income (expense) on hedging activities in other income (expense)	$293	$(730)	$—
The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 13 for further discussion.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2011 and December 31, 2010, we had $1.1 million and $1.3 million, respectively, outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. The $0.3 million outstanding at December 31, 2011, was the U.S. dollar equivalent under the euro-based overdraft line and the interest rate was 5.80 percent. At December 31, 2010, there were no borrowings under the facility. Interest with respect to the note is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $39.4 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of December 31, 2011, the annual interest rate was 6.28 percent. As of December 31, 2011, the outstanding balance was RMB 180.0 million (approximately $28.3 million). As of December 31, 2010, the outstanding balance was RMB 250.0 million (approximately $37.9 million). Interest is payable quarterly. We pre-paid the July 20, 2012 principal payment of 30.0 million RMB (approximately $4.7 million) in September 2011 and the December 20, 2012 principal payment of 40.0 million RMB (approximately $ 6.3 million) in November 2011. Three payments of principal in the amount of RMB 60.0 million (approximately $9.4 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
BES Euro Line
In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $14.2 million) with Banco Espírito Santo, S.A. (BES). The $7.8 million outstanding at December 31, 2011, was the U.S. dollar equivalent of the €6.1 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €2.8 million (approximately $3.6 million) is due in December 2012 and payment of €3.3 million (approximately $4.2 million) is due in December 2013. Interest with respect to the line is paid every six months.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices for the same or similar issues. Our $360.0 million of Senior Secured Notes due February 15, 2015 had an estimated fair value of $385.2 million at December 31, 2011. This compares to our $400.0 million of Senior Secured Notes with an estimated fair value of $428.5 million at December 31, 2010. The fair value of the remainder of our debt approximates carrying value at December 31, 2011 and December 31, 2010 due to variable rates.
Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2011 we had no amounts outstanding under our $100.0 million ABL Facility, although we had $10.4 million of letters of credit issued under that facility. As a result, we had $63.8 million of unused availability remaining under the ABL Facility at December 31, 2011, as compared to $65.2 million of unused availability at December 31, 2010 under the prior $110.0 million

ABL Facility. In the fourth quarter of 2011, we received $5.5 million of proceeds from the exercise of warrants. In addition, we had $58.3 million of cash on hand at December 31, 2011, compared to $76.3 million of cash on hand at December 31, 2010.

On March 25, 2011, we redeemed an aggregate principal amount of $40.0 million of our outstanding Senior Secured Notes due 2015. In addition, we prepaid 70.0 RMB (approximately $11.0 million) on our loan in China that was not due until 2012, and we repaid €2.2 million (approximately $2.8 million) on our BES Euro Line in 2011.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

7.	Restructuring Charges
Facility Closures
In December 2008, we announced that our Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs, and accordingly recorded a pre-tax charge of $29.1 million in 2008. The principal components of the charge included fixed asset and inventory write-downs, employee severance and pension and postretirement charges. The Syracuse China facility was closed on April 9, 2009 and the Mira Loma distribution center was closed on May 31, 2009.

In 2009, we recorded an additional pre-tax charge of $3.8 million related to the closures of the Syracuse China manufacturing facility and the Mira Loma, California distribution center. The principal components of the charge included building site clean up, inventory write-downs related to work-in-process and raw materials of $1.0 million net of fixed asset recoveries (net of write-downs), employee severance related costs and other of $1.7 million and pension and postretirement charges of $0.3 million. Further, depreciation expense was increased by $0.7 million at Syracuse in the first quarter of 2009 to reflect the shorter life of the remaining assets. In addition, natural gas hedges of $0.2 million for the Syracuse China facility were charged to other income (expense) on the Consolidated Statements of Operations.

In 2010, we recorded an additional pre-tax charge of $1.2 million related to the closures of the Syracuse China manufacturing facility and the Mira Loma, California distribution center. The principal components of the charge included a $0.6 million charge to write-down the value of land at Syracuse, and site cleanup of $0.4 million. In addition, natural gas hedge ineffectiveness of $0.1 million was charged to other income (expense) on the Consolidated Statements of Operations.

We incurred charges of approximately $0.1 million in 2011 related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Consolidated Statement of Operations.

The following table summarizes the facility closure charges for the years 2011, 2010 and 2009:

	2011			2010			2009
(dollars in thousands)	Glass Operations	Other Operations	Total	Glass Operations	Other Operations	Total	Glass Operations	Other Operations	Total
Inventory write-down	$—	$—	$—	$—	$(12)	$(12)	$—	$977	$977
Pension & postretirement welfare	—	—	—	—	—	—	—	278	278
Fixed asset depreciation	—	—	—	—	—	—	—	705	705
Included in cost of sales	—	—	—	—	(12)	(12)	—	1,960	1,960
Building site clean-up & fixed asset write-down	—	(116)	(116)	—	1,012	1,012	112	(138)	(26)
Employee termination cost & other	—	167	167	28	25	53	(98)	1,755	1,657
Included in special charges	—	51	51	28	1,037	1,065	14	1,617	1,631
Ineffectiveness of natural gas hedge	—	—	—	—	130	130	—	232	232
Included in other expense	—	—	—	—	130	130	—	232	232
Total pretax charge	$—	$51	$51	$28	$1,155	$1,183	$14	$3,809	$3,823

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2011:

	Balances at January 1, 2011	Total Charge to Earnings	Cash (Payments) Receipts	Inventory & Fixed Asset Write Downs	Non-cash Utilization	Balances at December 31, 2011
(dollars in thousands)
Building site clean-up & fixed asset write-down	$151	$(116)	$(5)	$21	$(51)	$—
Employee termination cost & other	301	167	(314)	—	(154)	—
Total	$452	$51	$(319)	$21	$(205)	$—

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2010:

	Reserve Balances at January 1, 2010	Total Charge to Earnings	Cash (Payments) Receipts	Inventory & Fixed Asset Write Downs	Non-cash Utilization	Balances at December 31, 2010
(dollars in thousands)
Inventory write-down	$—	$(12)	$12	$—	$—	$—
Building site clean-up & fixed asset write-down	306	1,012	(538)	(629)	—	151
Employee termination cost & other	710	53	(462)	—	—	301
Ineffectiveness of natural gas hedges	—	130	—	—	(130)	—
Total	$1,016	$1,183	$(988)	$(629)	$(130)	$452

The December 31, 2010 balance of $0.5 million was included in accrued liabilities on the Consolidated Balance Sheets. The carrying value of this balance approximates its fair value.

The activities related to our closure of the Syracuse China manufacturing facility and our Mira Loma, California distribution center are complete. The following reflects the total cumulative expenses to date (incurred from the fourth quarter of 2008 through December 31, 2011) related to the facility closure activity:

(dollars in thousands)	Glass Operations	Other Operations	Charges To Date
Inventory write-down	$192	$10,541	$10,733
Pension & postretirement welfare	—	4,448	4,448
Fixed asset depreciation	—	966	966
Included in cost of sales	192	15,955	16,147
Employee termination cost & other	548	6,149	6,697
Building site clean-up & fixed asset write-down	177	10,418	10,595
Included in special charges	725	16,567	17,292
Ineffectiveness of natural gas hedge	—	745	745
Included in other expense	—	745	745
Total pretax charge	$917	$33,267	$34,184

Fixed Asset and Inventory Write-down

In August 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. In 2010, we recorded a charge of $0.6 million to write down inventory and spare machine parts. This amount was included in cost of sales on the Consolidated Statement of Operations in the Glass Operations segment. Charges of $0.7 million were recorded in 2010 for site cleanup and fixed assets write down. This amount was included in special charges on the Consolidated Statement of Operations in the Glass Operations segment. No employee related costs were incurred, as all employees were reassigned into the facility.

In 2011, we recorded a $(0.3) million income adjustment to special charges on the Consolidated Statement of Operations in the Glass Operations segment. Also in 2011, we recorded a charge of $0.2 million to write down inventory and spare machine parts. This amount was included in cost of sales on the Consolidated Statement of Operations in the Glass Operations segment.

The following reflects the balance sheet activity related to the fixed asset and inventory write-down charge for the year ended December 31, 2011:

	Reserve Balances at January 1, 2011	Total Charge to Earnings	Cash (Payments) Receipts	Inventory & Fixed Asset Write Downs	Reserve Balances at December 31, 2011
(dollars in thousands)
Building site clean-up & fixed asset write-down	$316	$(135)	$(39)	$(142)	$—
Total	$316	$(135)	$(39)	$(142)	$—

The following reflects the balance sheet activity related to the fixed asset and inventory write-down charge for the year ended December 31, 2010:

	Reserve Balances at January 1, 2010	Total Charge to Earnings	Cash (Payments) Receipts	Inventory & Fixed Asset Write Downs	Reserve Balances at December 31, 2010
(dollars in thousands)
Inventory write-down	$—	$578	$—	$(578)	$—
Building site clean-up & fixed asset write-down	—	737	9	(430)	316
Total	$—	$1,315	$9	$(1,008)	$316

The activities related to our write-down of decorating fixed assets and inventory are complete.
Summary of Total Special Charges
The following table summarizes by year the special charges mentioned above and their classifications in the Consolidated Statements of Operations:

(dollars in thousands)	2011	2010	2009
Cost of sales	$197	$566	$1,960
Special charges	(281)	1,802	1,631
Other (income) expense	—	130	232
Total (income) expense	$(84)	$2,498	$3,823

8.	Income Taxes

The provisions for income taxes were calculated based on the following components of earnings (loss) before income taxes:

Year ended December 31, (dollars in thousands)	2011	2010	2009
United States	$(6,662)	$46,720	$(25,385)
Non-U.S.	31,946	34,948	(653)
Total earnings (loss) before tax	$25,284	$81,668	$(26,038)

The current and deferred provisions (benefit) for income taxes were:

Year ended December 31, (dollars in thousands)	2011	2010	2009
Current:
U.S. federal	$484	$(423)	$11,436
Non-U.S.	5,732	13,459	10,782
U.S. state and local	100	212	170
Total current income tax provision	6,316	13,248	22,388

Deferred:
U.S. federal	(400)	94	(16,053)
Non-U.S.	(4,294)	(1,854)	(3,570)
U.S. state and local	21	94	(15)
Total deferred income tax (benefit) provision	(4,673)	(1,666)	(19,638)

Total:
U.S. federal	84	(329)	(4,617)
Non-U.S.	1,438	11,605	7,212
U.S. state and local	121	306	155
Total income tax provision	$1,643	$11,582	$2,750

The significant components of our deferred income tax assets and liabilities are as follows:

December 31, (dollars in thousands)	2011	2010
Deferred income tax assets:
Pension	$35,813	$33,007
Non-pension postretirement benefits	26,085	25,853
Other accrued liabilities	24,200	20,426
Receivables	1,279	1,496
Net operating loss and charitable contribution carry forwards	23,746	15,212
Tax credits	9,026	10,056
Total deferred income tax assets	120,149	106,050

Deferred income tax liabilities:
Property, plant and equipment	27,321	22,432
Inventories	4,932	7,138
Intangibles and other assets	11,062	12,246
Total deferred income tax liabilities	43,315	41,816
Net deferred income tax asset before valuation allowance	76,834	64,234
Valuation allowance	(79,607)	(72,327)
Net deferred income tax liability	$(2,773)	$(8,093)

The net deferred income tax assets and liabilities at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, dollars in thousands)	2011	2010
Current deferred income tax (liability) asset	$(3,340)	$283
Noncurrent deferred income tax asset (liability)	567	(8,376)
Net deferred income tax liability	$(2,773)	$(8,093)

The 2011 deferred income tax asset for net operating loss carry forwards of $22.6 million relates to pre-tax losses incurred in the Netherlands of $14.3 million, in Portugal of $11.0 million, in China of $6.7 million, in the U.S. of $38.6 million for federal and $73.2 million for state and local jurisdictions. Our foreign net operating loss carry forwards of $32.0 million will expire between 2012 and 2018. Our U.S. federal net operating loss carry forward of $38.6 million will expire between 2028 and 2031. The U.S. state and local net operating loss carry forward of $73.2 million will expire between 2016 and 2031. The 2010 deferred income tax asset for net operating loss carry forwards of $15.2 million relates to pre-tax losses incurred in the Netherlands of $12.9 million, in Portugal of $12.5 million, in China of $14.4 million, and in the U.S. of $11.6 million for federal and $77.9 million for state and local jurisdictions.

One of our legal entities in China has a tax holiday which will expire in 2013. We recognized no benefit from the tax holiday in 2011, 2010 or 2009.

The 2011 deferred tax credits of $9.0 million consist of $1.8 million U.S. federal tax credits and $7.2 million non-U.S. credits. The U.S. federal tax credits consist of foreign tax credits, general business research and development credits, and alternative minimum tax credits. The non-U.S. credit of $7.2 million, which is related to withholding tax on inter-company debt in the Netherlands, can be carried forward indefinitely. The 2010 deferred tax credits of $10.1 million consist of $3.1 million U.S. federal tax credits and $7.0 million non-U.S. credits.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized on a quarterly basis or whenever events indicate that a review is required. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those temporary differences reverse. As a result, we consider the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset as well as all other positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, whether there was an unusual, infrequent, or extraordinary item to be considered. We currently have valuation allowances in place on our deferred income tax assets in the U.S., China, Portugal, and the Netherlands. We intend to maintain these allowances until it is more likely than not that those deferred income tax assets will be realized.

Based upon management's assessment, a release of the valuation allowance in China could possibly occur during the next twelve months. The required accounting for the potential release would have a significant deferred tax consequence and would impact earnings in the quarter in which the allowance is released.

The valuation allowance activity for the years ended December 31 is as follows:

Year ended December 31, (dollars in thousands)	2011	2010	2009
Beginning balance	$72,327	$98,989	$87,442
Charge (benefit) to provision for income taxes	842	(22,830)	8,140
Charge (benefit) to other comprehensive income	6,438	(3,832)	3,407
Ending balance	$79,607	$72,327	$98,989

The valuation allowance increased $7.3 million in 2011 from $72.3 million at December 31, 2010 to $79.6 million at December 31, 2011. The 2011 increase of $7.3 million is attributable to the 2011 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward. The 2011 valuation allowance of $79.6 million consists of $65.5 million related to U.S. entities and $14.1 million related to non-U.S. entities. The valuation allowance decreased $26.7 million in 2010 from $99.0 million at December 31, 2009 to $72.3 million at December 31, 2010. The 2010 decrease in valuation allowance was largely driven by a decrease in our U.S. deferred tax asset related to cancellation of indebtedness income attributed to debt restructuring activities in 2009 and the release of a partial valuation allowance for one of our Mexican entities.

Reconciliation from the statutory U.S. federal income tax rate of 35.0 percent to the consolidated effective income tax rate was as follows:

Year ended December 31, (dollars in thousands)	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	(14.6)	(3.2)	12.4
U.S. state and local income taxes, net of related U.S. federal income taxes	0.3	0.3	(0.6)
U.S. federal credits and net operating loss carryforward	(0.3)	0.8	—
Permanent adjustments	(18.6)	6.9	(14.8)
Foreign withholding taxes	6.7	0.4	(2.5)
Valuation allowance	3.7	(25.4)	(31.3)
Income tax impact pursuant to Libbey Mexico acquisition	—	—	(12.1)
Other	(5.7)	(0.6)	3.3
Consolidated effective income tax rate	6.5%	14.2%	(10.6)%

During 2009, the Company identified an income tax adjustment related to the 2006 Libbey Mexico acquisition as reflected in the table above. After review, management believes these items did not have a material impact on the financial statements.

Significant components of our current income tax asset (liability) are as follows:

December 31, (dollars in thousands)	2011	2010
U.S. federal	$648	$564
Non-U.S.	2,573	(3,519)
U.S. state and local	(114)	(166)
Total current income tax asset (liability)	$3,107	$(3,121)

Income tax payments consisted of the following:

Year ended December 31, (dollars in thousands)	2011	2010	2009
Total income tax payments, net of refunds	$15,124	$11,250	$4,160
Less: credits or offsets	4,894	2,420	1,027
Cash paid, net	$10,230	$8,830	$3,133

There were no accumulated undistributed earnings from non-U.S. subsidiaries in 2011 or 2010. We intend to reinvest any future undistributed earnings indefinitely into non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.

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

During 2011, we accrued a net $0.1 million of total unrecognized tax benefits due to tax positions related to current and prior years and lapses in statutes of limitations. The total gross unrecognized tax benefit and impact on the effective tax rate if recognized is as follow:

December 31, (dollars in thousands)	2011	2010	2009
Total gross unrecognized tax benefits	$1,266	$1,129	$1,029
Impact on the effective tax rate, if unrecognized tax benefits were recognized	$1,152	$1,015	$906

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in thousands)	2011	2010	2009
Beginning balance	$1,129	$1,029	$2,301
Additions based on tax positions related to the current year	—	48	1,180
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(34)	(229)
Changes due to lapse of statute of limitations	137	86	137
Reductions due to settlements with tax authorities	—	—	(2,360)
Ending balance	$1,266	$1,129	$1,029

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. We recognized a $0.3 million benefit in 2011, a $0.3 million benefit in 2010 and a $0.5 million benefit in 2009 in our Consolidated Statements of Operations from a reduction in interest and penalties for uncertain tax positions. In addition, we had $1.4 million, $1.7 million and $2.0 million accrued for interest and penalties, net of tax benefit, at December 31, 2011, 2010 and 2009, respectively.

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. It is not possible at this point in time, however, to estimate whether there will be a significant change in our gross unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2011, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2008-2011
China	2008-2011
Mexico	2006-2011
Netherlands	2010-2011
Portugal	2008-2011
United States	2008-2011

9.	Pension
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and service for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). The non-U.S. pension plans cover the employees of our wholly owned subsidiaries in the Netherlands and Mexico. The plan in Mexico is not funded.

Effect on Operations
The components of our net pension expense, including the SERP, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost (benefits earned during the period)	$5,491	$5,341	$5,050	$1,553	$1,603	$1,354	$7,044	$6,944	$6,404
Interest cost on projected benefit obligation	16,057	15,896	15,623	4,981	4,557	4,147	21,038	20,453	19,770
Expected return on plan assets	(17,173)	(16,683)	(17,573)	(2,299)	(2,463)	(2,530)	(19,472)	(19,146)	(20,103)
Amortization of unrecognized:
Prior service cost (credit)	2,163	2,328	2,242	172	2	(207)	2,335	2,330	2,035
Acturial loss	4,661	3,621	960	493	417	375	5,154	4,038	1,335
Transition obligations	—	—	—	125	122	113	125	122	113
Settlement charge	—	—	3,661	58	47	—	58	47	3,661
Pension expense	$11,199	$10,503	$9,963	$5,083	$4,285	$3,252	$16,282	$14,788	$13,215

In 2009, we incurred pension settlement charges of $3.7 million. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.

Actuarial Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	5.00% to 5.22%	5.50% to 5.76%	5.80% to 8.25%	5.40% to 8.25%
Rate of compensation increase	2.25% to 4.50%	2.25% to 4.50%	2.00% to 4.30%	2.00% to 4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.50% to 5.76%	5.62% to 5.96%	6.41% to 6.48%	5.40% to 8.25%	5.50% to 8.50%	5.70% to 8.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	4.80%	5.75%	6.00%
Rate of compensation increase	2.25% to 4.50%	2.25% to 4.50%	2.63% to 5.25%	2.00% to 4.30%	2.00% to 4.30%	2.00% to 4.30%

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

Considering 2011 results, the disclosure below provides a sensitivity analysis of the impact that changes in the significant assumptions would have on 2011 and 2012 pension expense:

Assumption (dollars in thousands)		Estimated Effect on Annual Expense
	Percentage Point Change	2011	2012
Discount rate	1.0 percent change	$4,000	$4,000
Long-term rate of return on assets	1.0 percent change	$2,400	$2,400

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$289,725	$278,801	$73,328	$69,201	$363,053	$348,002
Service Cost	5,491	5,341	1,553	1,603	7,044	6,944
Interest cost	16,057	15,896	4,981	4,557	21,038	20,453
Exchange rate fluctuations	—	—	(5,044)	(1,334)	(5,044)	(1,334)
Actuarial loss (gain)	18,499	4,238	(2,499)	816	16,000	5,054
Plan participants' contributions	—	—	1,184	1,281	1,184	1,281
Plan amendments	—	—	(499)	—	(499)	—
Benefits paid	(14,083)	(14,551)	(4,014)	(2,796)	(18,097)	(17,347)
Projected benefit obligation, end of year	$315,689	$289,725	$68,990	$73,328	$384,679	$363,053
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$206,087	$185,930	$51,882	$49,815	$257,969	$235,745
Actual return on plan assets	7,041	25,590	358	3,667	7,399	29,257
Exchange rate fluctuations	—	—	(1,361)	(3,764)	(1,361)	(3,764)
Employer contributions	21,980	9,118	4,955	3,679	26,935	12,797
Plan participants' contributions	—	—	1,184	1,281	1,184	1,281
Benefits paid	(14,083)	(14,551)	(4,014)	(2,796)	(18,097)	(17,347)
Fair value of plan assets, end of year	$221,025	$206,087	$53,004	$51,882	$274,029	$257,969

Funded ratio	70.0%	71.1%	76.8%	70.8%	71.2%	71.1%
Funded status and net accrued pension benefit cost	$(94,664)	$(83,638)	$(15,986)	$(21,446)	$(110,650)	$(105,084)

The current portion of the pension liability reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis. The net accrued pension benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2011	2010
Non-current asset	$17,485	$12,767
Current liability	(5,990)	(2,330)
Long-term liability	(122,145)	(115,521)
Net accrued pension liability	$(110,650)	$(105,084)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2011 and 2010, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Net actuarial loss	$111,328	$87,357	$6,721	$9,097	$118,049	$96,454
Prior service cost	5,572	7,736	1,325	2,005	6,897	9,741
Transition obligation	—	—	229	384	229	384
Total cost	$116,900	$95,093	$8,275	$11,486	$125,175	$106,579

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2011, that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$7,207	$501	$7,708
Prior service cost	2,086	159	2,245
Transition obligation	—	95	95
Total cost	$9,293	$755	$10,048

We contributed $22.0 million to the U.S. pension plans in 2011, compared to $9.1 million in 2010. We contributed $5.0 million in 2011 to the non-U.S. pension plans compared to $3.7 million in 2010. It is difficult to estimate future cash contributions, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. We currently anticipate making cash contributions of approximately $27.6 million into the U.S. pension plans and approximately $3.9 million into the non-U.S. pension plans in 2012. However, it is possible that greater cash contributions may be required in 2012. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2012	$22,053	$2,854	$24,907
2013	$18,733	$2,777	$21,510
2014	$19,249	$3,166	$22,415
2015	$19,843	$3,436	$23,279
2016	$20,180	$4,279	$24,459
2017-2021	$107,565	$27,267	$134,832

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2011 and 2010 were as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$315,689	$289,725	$33,471	$34,213	$349,160	$323,938
Accumulated benefit obligation	$310,920	$285,551	$29,424	$29,632	$340,344	$315,183
Fair value of plan assets	$221,025	$206,087	$—	$—	$221,025	$206,087

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2011 and 2010 and the target allocation for 2012, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
U.S. Plans Asset Category	2012	2011	2010
Equity securities	45%	47%	49%
Debt securities	35%	33%	31%
Real estate	5%	5%	5%
Other	15%	15%	15%
Total	100%	100%	100%

The asset allocation for our Libbey Holland pension plans at the end of 2011 and 2010 and the target allocation for 2012, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
Non-U.S. Plan Asset Category	2012	2011	2010
Equity securities	21%	19%	23%
Debt securities	63%	64%	61%
Real estate	11%	11%	10%
Other	5%	6%	6%
Total	100%	100%	100%

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

Our investment valuation policy is to value the investments at fair value. All investments are valued at their respective net asset values as calculated by the Trustee. Underlying equity securities, for which market quotations are readily available, are valued at the last reported readily available sales price on their principal exchange on the valuation date or official close for certain markets. Fixed income investments are valued on a basis of valuations furnished by a trustee-approved pricing service, which determines valuations for normal institutional-size trading units of such securities which are generally recognized at fair value as determined in good faith by the Trustee. Short-term investments, if any, are stated at amortized cost, which approximates fair value. The fair value of investments in real estate funds is based on valuation of the fund as determined by periodic appraisals of the underlying investments owned by the respective fund. The fair value of hedge funds is based on the net asset values provided by the fund manager. Investments in registered investment companies or collective pooled funds, if any, are valued at their respective net asset value.

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, our pension plan assets at fair value (see note 15 for further discussion of the fair value hierarchy) as of December 31, 2011 and 2010:

December 31, 2011
(dollars in thousands)	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$3,550	$—	$3,550
Real estate	—	11,163	5,982	17,145
Equity securities	—	113,400	—	113,400
Debt securities	—	106,955	—	106,955
Hedge funds	—	—	32,979	32,979
Total	$—	$235,068	$38,961	$274,029

December 31, 2010
(dollars in thousands)	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$3,442	$—	$3,442
Real estate	—	11,088	5,385	16,473
Equity securities	—	111,369	—	111,369
Debt securities	—	96,081	—	96,081
Hedge funds	—	—	30,604	30,604
Total	$—	$221,980	$35,989	$257,969

The change in fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2011. The following is a reconciliation for which Level three inputs were used in determining fair value:

Year ended December 31, (dollars in thousands)	2011	2010
Assets classified as Level 3 at the beginning of the year	$35,989	$31,087
Change in unrealized (depreciation) appreciation	(1,621)	2,912
Net purchases	4,593	1,990
Assets classified as Level 3 at the end of the year	$38,961	$35,989

10.	Nonpension Postretirement Benefits

We provide certain retiree health care and life insurance benefits covering our U.S. and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost (benefits earned during the period)	$1,359	$1,360	$1,333	$2	$1	$1	$1,361	$1,361	$1,334
Interest cost on projected benefit obligation	3,632	3,617	3,783	122	124	112	3,754	3,741	3,895
Amortization of unrecognized:
Prior service cost (credit)	422	290	(418)	—	—	—	422	290	(418)
Loss (gain)	1,107	1,028	764	(17)	(29)	(34)	1,090	999	730
Curtailment credit	—	—	(94)	—	—	—	—	—	(94)
Nonpension postretirement benefit expense	$6,520	$6,295	$5,368	$107	$96	$79	$6,627	$6,391	$5,447

Actuarial Assumptions

The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	4.91%	5.34%	3.97%	4.86%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.34%	5.54%	6.36%	4.86%	5.42%	5.89%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Initial health care trend	7.25%	7.50%	7.25%	7.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	9	10	9	10

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

Sensitivity to changes in key assumptions is as follows:

•	A 1.0 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•A 1.0 percent change in the discount rate would change the nonpension postretirement expense by $0.5 million.

Accumulated Postretirement Benefit Obligation
The components of our nonpension postretirement benefit obligation are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$70,181	$66,792	$2,573	$2,351	$72,754	$69,143
Service Cost	1,359	1,360	2	1	1,361	1,361
Interest cost	3,632	3,617	122	124	3,754	3,741
Plan participants' contributions	1,419	1,365	—	—	1,419	1,365
ERRP to be used to reduce retiree contribution	25	—	—	—	25	—
Plan amendments	—	300	—	—	—	300
Actuarial (gain) loss	(1,555)	2,068	149	101	(1,406)	2,169
Exchange rate fluctuations	—	—	(53)	120	(53)	120
Benefits paid	(4,520)	(5,321)	(117)	(124)	(4,637)	(5,445)
Benefit obligation, end of year	$70,541	$70,181	$2,676	$2,573	$73,217	$72,754

Funded status and accrued benefit cost	$(70,541)	$(70,181)	$(2,676)	$(2,573)	$(73,217)	$(72,754)

The 2011 net accrued postretirement benefit cost of $73.2 million is represented by a current liability in the amount of $4.7 million and a long-term liability in the amount of $68.5 million on the Consolidated Balance Sheets. The 2010 net accrued postretirement benefit cost of $72.8 million is represented by a current liability in the amount of $5.0 million and a long-term liability in the amount of $67.7 million on the Consolidated Balance Sheets.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2011 and 2010, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2011	2010	2011	2010	2011	2010
Net acturial loss (gain)	$17,254	$20,574	$(284)	$(456)	$16,970	$20,118
Prior service cost	2,190	2,612	—	—	2,190	2,612
Total cost (credit)	$19,444	$23,186	$(284)	$(456)	$19,160	$22,730

The pre-tax amounts in accumulated other comprehensive loss of December 31, 2011, that are expected to be recognized as a credit to net periodic benefit cost during 2012 are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net acturial loss (gain)	$916	$(1)	$915
Prior service cost	422	—	422
Total cost (credit)	$1,338	$(1)	$1,337

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2012	$4,517	$204	$4,721
2013	$4,864	$207	$5,071
2014	$5,261	$211	$5,472
2015	$5,524	$209	$5,733
2016	$5,762	$207	$5,969
2017-2021	$28,279	$958	$29,237

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

11.	Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31, (dollars in thousands, except earnings per share)	2011	2010	2009
Numerator for earnings per share — Net income (loss) that is available to common shareholders	$23,641	$70,086	$(28,788)

Denominator for basic earnings per share — Weighted average shares outstanding	20,169,638	17,668,214	15,149,013
Effect of stock options, restricted stock units and performance shares	492,557	501,395	—
Effect of warrants	145,882	1,787,472	—
Total effect of dilutive securities(1)	638,439	2,288,867	—
Denominator for diluted earnings per share — Adjusted weighted average shares and assumed conversions	20,808,077	19,957,081	15,149,013
Basic earnings (loss) per share:	$1.17	$3.97	$(1.90)
Diluted earnings (loss) per share:	$1.14	$3.51	$(1.90)
___________________
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

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation” and FASB ASC Topic 505-50, “Equity - Equity Based Payment to Non-Employees”, which requires the measurement and recognition of compensation expense for all share-based awards to our employees and directors. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. FASB ASC 718 and FASB ASC 505-50 apply to all of our outstanding unvested share-based payment awards.

Equity Participation Plan Program Description

We have one equity participation plan:  the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan, which we refer to as the Omnibus Plan. Up to a total of 2,960,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the Omnibus Plan. Under the Omnibus Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2011, there were grants of 168,939 stock options, 165,253 restricted stock units and 2,500 stock appreciation rights. During 2010, there were grants of 220,007 stock options, 226,667 restricted stock units and 2,800 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2011, is four years. These instruments do not participate in dividends. All grants of equity-based compensation are amortized over the vesting period in accordance FASB ASC 718 expense attribution methodology. The impact of applying the provisions of FASB ASC 718 is a pre-tax compensation expense of $5.0 million, $3.5 million and $2.4 million in selling, general and administrative expenses in the Consolidated Statements of Operations for 2011, 2010 and 2009, respectively. The third quarter of 2011 included non-cash compensation charges of $1.7 million related to accelerated vesting of previously issued equity compensation.

Non-Qualified Stock Option and Employee Stock Purchase Plan (ESPP) Information

We had an ESPP under which 950,000 shares of common stock had been reserved for issuance. Eligible employees could purchase a limited number of shares of common stock at a discount of up to 15 percent of the market value at certain plan-defined dates. The ESPP terminated on May 31, 2009. In 2009, shares issued under the ESPP totaled 362,011. Due to termination of the Plan, at December 31, 2011 and December 31, 2010 there were no shares available for issuance under the ESPP. Repurchased common stock was used to fund the ESPP.

Stock option compensation expense of $2.3 million, $1.0 million, and $1.0 million is included in the Consolidated Statements of Operations for 2011, 2010 and 2009, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. There were 168,939 stock option grants made during 2011. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during 2011 is $12.58. There were 220,007 and 346,021 stock option grants made during 2010 and 2009, respectively. Under the Black-Scholes option-pricing model, the weighted-average grant-date fair value of options granted during 2010 and 2009 was $8.33 and $0.74, respectively. The fair value of each option is estimated on the date of grant with the following weighted-average assumptions:

Weighted Average Assumptions for Stock Option Grants	2011	2010	2009
Risk-free interest	2.74%	2.86%	2.78%
Expected term	6.3 years	6.3 years	6.3 years
Expected volatility	88.15%	87.21%	74.00%
Dividend yield	0.00%	0.00%	0.00%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•
The expected term represents the period of time the options are expected to be outstanding. Additionally, we use historical data to estimate option exercises and employee forfeitures. We use the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), to estimate the expected term of the option, representing the period of time that options granted are expected to be outstanding.

•
The expected volatility was developed based on historic stock prices commensurate with the expected term of the option. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

Information with respect to our stock option activity for 2011, 2010, and 2009 is as follows:

Options	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at January 1, 2009	1,473,977	$22.37	5	$—
Granted	346,021	1.09
Exercised	—	—
Canceled	(175,831)	29.05
Outstanding balance at December 31, 2009	1,644,167	17.18	6	$2,258
Granted	220,007	11.10
Exercised	(9,279)	14.50		$84
Canceled	(139,961)	28.05
Outstanding balance at December 31, 2010	1,714,934	15.58	6	$6,710
Granted	168,939	16.72
Exercised	(69,327)	6.95		$681
Canceled	(188,840)	27.90
Outstanding balance at December 31, 2011	1,625,706	$14.63	4	$3,957
Exercisable at December 31, 2011	1,202,949	$16.14		$2,232
Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. FASB ASC Topic 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows. The number of stock options exercised in 2011, 2010, and 2009 were 69,327, 9,279, and 0, respectively.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $12.74 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The number of outstanding options exercisable and weighted average exercise price is as follows:

December 31,	2011	2010	2009
Outstanding options exercisable	1,202,949	1,164,814	1,070,798
Weighted average exercise price	$16.14	$19.48	$22.48

As of December 31, 2011, $1.6 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next four years on a weighted-average basis. The total fair value of shares vested during 2011 is $1.9 million. Shares issued for exercised options are issued from newly issued stock.

The following table summarizes our nonvested stock option activity for 2011, 2010 and 2009:

	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2009	397,450	$7.17
Granted	346,021	$0.74
Vested	(159,221)	$5.70
Forfeited	(10,881)	$5.13
Nonvested at December 31, 2009	573,369	$3.74
Granted	220,007	$8.33
Vested	(221,065)	$5.57
Forfeited	(22,191)	$4.26
Nonvested at December 31, 2010	550,120	$4.81
Granted	168,939	$12.58
Vested	(283,185)	$6.87
Forfeited	(13,117)	$7.02
Nonvested at December 31, 2011	422,757	$7.53

Performance Share Information

Performance share compensation (income) expense of $(0.1) million, $0.5 million and $0.5 million for 2011, 2010 and 2009, respectively, is included in our Consolidated Statements of Operations.

Under the Omnibus Plan, prior to 2009, we granted select executives and key employees performance shares. The number of performance shares granted to an executive was determined by dividing the value to be transferred to the executive, expressed in U.S. dollars and determined as a percentage of the executive's long-term incentive target (which in turn is a percentage of the executive's base salary on January 1 of the year in which the performance shares are granted), by the average closing price of Libbey Inc. common stock over a period of 60 consecutive trading days ending on the date of the grant. There were no performance shares granted in 2011 or 2010, but participants earned performance shares that were granted in 2008 with respect to a 3-year performance cycle that began on January 1, 2008. Beginning in 2009, awards under this portion of the Incentive Plan were changed to cash awards.

The performance shares are settled by issuance to the executive of one share of Libbey Inc. common stock for each performance share earned. Performance shares are earned only if and to the extent we achieve certain company-wide performance goals over performance cycles of between 1 and 3 years.

A summary of the activity for performance shares under the Omnibus Plan for 2011, 2010 and 2009 is presented below:

Performance Shares	Shares
Outstanding balance at January 1, 2009	179,340
Granted	8,717
Issued	(13,896)
Canceled	(2,300)
Outstanding balance at December 31, 2009	171,861
Granted	—
Issued	(48,035)
Canceled	—
Outstanding balance at December 31, 2010	123,826
Granted	—
Issued	(61,658)
Canceled	(62,168)
Outstanding balance at December 31, 2011	—

There were no performance shares granted during 2011 and 2010. The weighted-average grant-date fair value of the performance shares granted during 2009 was $1.41 per share. As of December 31, 2011, there was no unrecognized compensation cost related to nonvested performance shares granted. Shares issued for performance share awards are issued from treasury stock and newly issued stock.

Stock and Restricted Stock Unit Information

Compensation expense of $2.8 million, $2.0 million, and $1.0 million for 2011, 2010 and 2009, respectively, is included in our Consolidated Statements of Operations to reflect grants of restricted stock units and of stock.

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

A summary of the activity for restricted stock units under the Omnibus Plan for 2011 and 2010 is presented below:

Restricted Stock Units	Shares
Nonvested at January 1, 2009	202,611
Granted	260,271
Vested	(170,154)
Forfeited	—
Nonvested at December 31, 2009	292,728
Granted	226,667
Vested	(111,480)
Forfeited	(3,500)
Nonvested at December 31, 2010	404,415
Granted	165,253
Vested	(301,308)
Forfeited	(23,001)
Nonvested at December 31, 2011	245,359

The weighted-average grant-date fair value of the restricted stock units granted during 2011, 2010 and 2009 was $16.44, $13.85 and $1.26, respectively. As of December 31, 2011, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a period of 4 years. Shares issued for restricted stock unit awards are issued from treasury stock or newly issued shares.

Employee 401(k) Plan Retirement Fund and Non-Qualified Deferred Executive Compensation Plans

We sponsor the Libbey Inc. salary and hourly 401(k) plans (the Plan) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary on a pre-tax basis, up to the annual IRS limits. We match 100 percent on the first 1 percent and match 50 percent on the next five percent of pretax contributions to a maximum of 3.5 percent of compensation. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. Therefore, the maximum matching contribution that we may allocate to each participant's account did not exceed $8,575 for the Salary Plan or $7,350 for the Hourly Plan for the 2011 calendar year due to the $245,000 annual limit on eligible earnings imposed by the Internal Revenue Code. We suspended matching contributions under the Plans for salaried and non-union employees effective March 16, 2009, and reinstated matching contributions on December 1, 2009. Starting in 2003, we used treasury stock for the company match contributions to the Plans; however, we discontinued that practice beginning January 1, 2007 with respect to salaried positions and beginning January 1, 2008 with respect to hourly positions. All matching contributions are now made in cash and vest immediately.

Effective January 1, 2005, employees who meet the age requirements and reach the Plan contribution limits can make a catch-up contribution not to exceed the lesser of 50 percent of their eligible compensation or the limit of $5,500 set forth in the Internal Revenue Code for the 2011 calendar year. The catch-up contributions are not eligible for matching contributions.

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

Our matching contributions to all Plans totaled $2.4 million, $2.4 million and $1.3 million in 2011, 2010, and 2009, respectively.

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$3,606	Derivative asset	$2,536
Natural gas contracts		—	Derivative asset	53
Total designated		3,606		2,589
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	107		—
Total undesignated		107		—
Total		$3,713		$2,589
	Liability Derivatives:
(dollars in thousands)	December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$3,390	Derivative liability - current	$3,117
Natural gas contracts	Derivative liability - long term	298		—
Total designated		3,688		3,117
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts		—	Derivative liability - current	124
Currency contracts		—	Derivative liability - current	151
Total undesignated		—		275
Total		$3,688		$3,392

Interest Rate Swaps as Fair Value Hedges

In 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that is to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. In August 2010, $10.0 million of the swap was called for a premium of $0.3 million. In August 2011, an additional $10.0 million of the swap was called for a premium of $0.3 million. As of December 31, 2011, the notional amount of the interest rate swap agreement is $80.0 million.

Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk, are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other income (expense), along with the offsetting loss or gain on the related interest rate swap, on the Consolidated Statements of Operations.

The following table provides a summary of the gain (loss) recognized in other income (expense):

Year ended December 31, (dollars in thousands)	2011	2010	2009
Interest rate swap	$1,070	$2,536	$—
Related long-term debt	(777)	(3,266)	—
Net impact on other income (expense)	$293	$(730)	$—

Commodity Future Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of December 31, 2011, we had commodity contracts for 3,070,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2010, we had commodity contracts for 3,090,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at December 31, 2011. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Consolidated Statement of Operations. We paid additional cash of $4.7 million, $8.6 million and $18.3 million in the years ended December 31, 2011, 2010 and 2009, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $3.4 million of expense in our Consolidated Statement of Operations.

We also used Interest Rate Protection Agreements to manage our exposure to variable interest rates on our floating rate debt. These agreements expired in December 2009. These Interest Rate Protection Agreements effectively converted a portion of our borrowings from variable rate debt to fixed-rate debt, thus reducing the impact of interest rate changes on future results. These instruments were valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts were based on an expectation of future interest rates derived from observed market interest rate forward curves.

As fixed interest payments were made pursuant to the Interest Rate Protection Agreements, they were classified together with the related receipt of variable interest, the payment of contractual interest expense to the banks and the reclassification of accumulated gains (losses) from accumulated other comprehensive loss related to the interest rate agreements. We paid additional cash interest of $6.8 million in the year ended December 31, 2009 due to the difference between the contractual fixed interest rates in our Interest Rate Protection Agreements and the variable interest rates associated with our long-term debt.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

Year ended December 31, (dollars in thousands)	2011	2010	2009
Interest rate contracts	$—	$—	$6,322
Natural gas contracts	(5,263)	(6,362)	(8,976)
Total	$(5,263)	$(6,362)	$(2,654)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Consolidated Statement of Operations:

Year ended December 31, (dollars in thousands)	Location:	2011	2010	2009
Natural gas contracts	Cost of sales	$(4,639)	$(8,962)	$(18,269)
Total impact on net (loss) income		$(4,639)	$(8,962)	$(18,269)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. During 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of December 31, 2011 and December 31, 2010, we had contracts for C$3.9 million and C$18.7 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains and losses for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

Year ended December 31, (dollars in thousands)	Location:	2011	2010	2009
Currency contracts	Other income (expense)	$257	$(150)	$—
Total		$257	$(150)	$—

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the Interest Rate Agreement is rated AA- and the counterparties for the other derivative agreements are rated BBB+ or better as of December 31, 2011, by Standard and Poor’s.

14.	Comprehensive Income (Loss)
Components of comprehensive income (loss) (net of tax) are as follows:

Year ended December 31, (dollars in thousands)	2011	2010	2009
Net income (loss)	$23,641	$70,086	$(28,788)
Minimum pension and non-pension postretirement liability and intangible pension asset, net of tax	(14,833)	9,722	(13,479)
Effect of derivatives, net of tax	(1,249)	3,049	12,440
Effect of exchange rate fluctuations	(1,344)	(7,993)	1,101
Total comprehensive income (loss)	$6,215	$74,864	$(28,726)
Accumulated other comprehensive loss (net of tax) is as follows:

(dollars in thousands)	Effect of Exchange Rate Fluctuation	Cash Flow Derivatives	Minimum Pension and Non-Pension Postretirement Liability and Intangible Pension Asset	Total Accumulated Comprehensive Loss
Balance on December 31, 2008	$4,231	$(16,610)	$(103,407)	$(115,786)
2009 change	1,101	15,613	(12,904)	3,810
Translation effect	—	—	(348)	(348)
Tax effect	—	(3,173)	(227)	(3,400)
Balance on December 31, 2009	5,332	(4,170)	(116,886)	(115,724)
2010 change	(7,993)	2,600	11,453	6,060
Translation effect	—	—	(1,630)	(1,630)
Tax effect	—	449	(101)	348
Balance on December 31, 2010	(2,661)	(1,121)	(107,164)	(110,946)
2011 change	(1,344)	(624)	(16,394)	(18,362)
Translation effect	—	(126)	1,036	910
Tax effect	—	(499)	525	26
Balance on December 31, 2011	$(4,005)	$(2,370)	$(121,997)	$(128,372)

15.	Fair Value

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability)	December 31, 2011				December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(3,688)	$—	$(3,688)	$—	$(3,188)	$—	$(3,188)
Currency contracts	—	107	—	107	—	(151)	—	(151)
Interest rate agreements	—	3,606	—	3,606	—	2,536	—	2,536
Net derivative asset (liability)	$—	$25	$—	$25	$—	$(803)	$—	$(803)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Consolidated Balance Sheets, with $0.1 million in prepaid and other current assets, $3.6 million in derivative asset, $3.4 million in current derivative liability and $0.3 million in long-term derivative liability as of December 31, 2011. As of December 31, 2010, $2.6 million was recorded in derivative asset and $3.4 million in current derivative liability on the Consolidated Balance Sheets.

The commodity futures natural gas contracts, interest rate protection agreements and currency contracts are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

16.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $18.6 million, $18.4 million and $17.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum rentals under operating leases are as follows (dollars in thousands):

2012	2013	2014	2015	2016	2017 and thereafter
$16,735	$14,422	$12,004	$8,238	$7,317	$39,813

17.	Other Income (Expense)
Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

Year ended December 31, (dollars in thousands)	2011	2010	2009
Gain on sale of land at Libbey Holland	$3,445	$—	$—
Gain on sale of Traex assets (1)	3,418	—	—
(Loss) gain on currency translation	(263)	137	2,766
Hedge ineffectiveness	284	(855)	(155)
Other non-operating income	1,147	444	1,442
Other income (expense)	$8,031	$(274)	$4,053
___________________

(1)	On April 28, 2011, we sold substantially all of the assets of Traex (now known as Dane Holding Co.) to the Vollrath Company for $12.5 million, resulting in a gain of $3.4 million.

18.	Contingencies
We are currently undergoing an unclaimed property audit that is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. We may have obligations associated with unclaimed property in an estimated amount of approximately $2.7 million. While we have recorded this estimate as expense of $1.8 million and $0.9 million in cost of sales and selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2011, it is too early to determine the ultimate outcome of these audits and, as a result, our actual obligations may be less than or greater than the amount we have recorded. At this time, we believe that the impact of these adjustments is not material to our results of operations.

19.	Segments

We have revised our segment structure to reflect our reorganization from geographical regions to one global company. Under this new structure, we have two reportable segments: Glass Operations and Other Operations. The classifications are defined as follows:

Glass Operations — includes worldwide sales of manufactured and sourced glass tableware and other glass products from domestic and international subsidiaries.

Other Operations — includes worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were sold through April 28, 2011.

Our measure of profit for our reportable segments is Segment Earnings before Interest and Taxes (Segment EBIT) and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. We use Segment EBIT, along with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment EBIT for reportable segments includes an allocation of some corporate expenses based on both a percentage of sales and direct billings based on the costs of services performed.

Certain activities not related to any particular reportable segment are reported within retained corporate costs. These costs include certain headquarter, administrative and facility costs, and other costs that are global in nature and are not allocable to the reporting segments. Corporate assets primarily include finance fees, capitalized software, and income tax assets.

The accounting policies of the reportable segments are the same as those described in note 2. We do not have any customers who represent 10 percent or more of total sales. We evaluate the performance of our segments based upon sales and Segment Segment EBIT. Inter-segment sales are consummated at arm’s length and are reflected in eliminations below.

Year ended December 31, (dollars in thousands)	2011	2010	2009
Net Sales:
Glass Operations	$746,581	$717,576	$666,218
Other Operations	71,183	82,783	83,158
Eliminations	(708)	(565)	(741)
Consolidated	$817,056	$799,794	$748,635
Segment EBIT:
Glass Operations	$96,716	$94,745	$67,326
Other Operations	11,974	14,902	13,058
Total Segment EBIT	$108,690	$109,647	$80,384
Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$108,690	$109,647	$80,384
Retained corporate costs	(37,789)	(35,804)	(32,704)
(Loss) gain on redemption of debt (note 6)	(2,803)	58,292	—
Gain on sale of Traex assets (note 17)	3,418	—	—
Gain on sale of land (1) (note 17)	3,445	—	—
Restructuring charges (note 7)	84	(2,498)	(3,823)
CEO transition expenses	(2,722)	—	—
Abandoned property (note 18)	(2,719)	—	—
Pension settlement charges (note 9)	—	—	(3,190)
Other special items (2)	(901)	(2,798)	—
Interest expense	(43,419)	(45,171)	(66,705)
Income taxes	(1,643)	(11,582)	(2,750)
Net income (loss)	$23,641	$70,086	$(28,788)
Depreciation & Amortization:
Glass Operations	$40,398	$39,038	$39,778
Other Operations	265	715	2,020
Corporate	1,525	1,362	1,368
Consolidated	$42,188	$41,115	$43,166
Capital Expenditures:
Glass Operations	$40,161	$26,079	$15,631
Other Operations	28	239	354
Corporate	1,231	1,929	1,020
Consolidated	$41,420	$28,247	$17,005

December 31, (dollars in thousands)	2011	2010
Segment Assets:
Glass Operations	$736,377	$752,058
Other Operations	32,638	45,944
Corporate	21,136	20,969
Consolidated	$790,151	$818,971
___________________________________

(1)	Net gain on the sale of land at our Libbey Holland facility.

(2)
2011 includes $1,105 of severance, a $817 write-down of unutilized fixed assets in our Glass Operations segment, net of an $805 equipment credit and other income of $216. 2010 includes equity offerings fees related to the secondary stock offering of $1,047, an equipment write-down of $2,696, offset by an insurance claim recovery of $945.

Net sales to customers and long-lived assets located in the U.S., Mexico, and Other regions for 2011, 2010 and 2009 are presented below. Intercompany sales to affiliates represent products that are transferred to those geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets, goodwill and equity investments.

(dollars in thousands)	United States	Mexico	All Other	Eliminations	Consolidated
2011
Net sales:
Customers	$441,882	$122,308	$252,866		$817,056
Intercompany	55,281	13,964	24,470	$(93,715)	—
Total net sales	$497,163	$136,272	$277,336	$(93,715)	$817,056
Long-lived assets	$114,207	$199,577	$117,506	$—	$431,290

2010
Net sales:
Customers	$444,534	$121,282	$233,978		$799,794
Intercompany	55,432	10,846	16,085	$(82,363)	—
Total net sales	$499,966	$132,128	$250,063	$(82,363)	$799,794
Long-lived assets	$118,363	$197,604	$123,770	$—	$439,737

2009
Net sales:
Customers	$435,500	$104,254	$208,881		$748,635
Intercompany	42,832	6,958	7,927	$(57,717)	—
Total net sales	$478,332	$111,212	$216,808	$(57,717)	$748,635
Long-lived assets	$126,371	$195,648	$136,314	$—	$458,333

20.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Consolidated Financial Statements for the year ended December 31, 2011, 2010 and 2009.

At December 31, 2011, December 31, 2010 and December 31, 2009, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Operations

	Year ended December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$408,561	$74,260	$404,567	$(70,332)	$817,056
Freight billed to customers	—	630	929	837	—	2,396
Total revenues	—	409,191	75,189	405,404	(70,332)	819,452
Cost of sales	—	336,027	55,455	329,563	(70,332)	650,713
Gross profit	—	73,164	19,734	75,841	—	168,739
Selling, general and administrative expenses	—	60,211	7,816	37,518	—	105,545
Special charges	—	(332)	51	—	—	(281)
Income (loss) from operations	—	13,285	11,867	38,323	—	63,475
Other income (expense)	—	(2,560)	3,457	4,331	—	5,228
Earnings (loss) before interest and income taxes	—	10,725	15,324	42,654	—	68,703
Interest expense	—	32,711	—	10,708	—	43,419
Income (loss) before income taxes	—	(21,986)	15,324	31,946	—	25,284
Provision (benefit) for income taxes	—	(3,811)	4,016	1,438	—	1,643
Net income (loss)	—	(18,175)	11,308	30,508	—	23,641
Equity in net income (loss) of subsidiaries	23,641	41,816	—	—	(65,457)	—
Net income (loss)	$23,641	$23,641	$11,308	$30,508	$(65,457)	$23,641

	Year ended December 31, 2010
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$400,565	$85,996	$380,912	$(67,679)	$799,794
Freight billed to customers	—	622	883	285	—	1,790
Total revenues	—	401,187	86,879	381,197	(67,679)	801,584
Cost of sales	—	329,865	62,827	308,558	(67,679)	633,571
Gross profit	—	71,322	24,052	72,639	—	168,013
Selling, general and administrative expenses	—	55,245	9,077	33,068	—	97,390
Special charges	—	765	1,037	—	—	1,802
Income (loss) from operations	—	15,312	13,938	39,571	—	68,821
Other income (expense)	—	57,315	(133)	836	—	58,018
Earnings (loss) before interest and income taxes	—	72,627	13,805	40,407	—	126,839
Interest expense	—	39,717	(5)	5,459	—	45,171
Income (loss) before income taxes	—	32,910	13,810	34,948	—	81,668
Provision (benefit) for income taxes	—	(4,057)	4,034	11,605	—	11,582
Net income (loss)	—	36,967	9,776	23,343	—	70,086
Equity in net income (loss) of subsidiaries	70,086	33,119	—	—	(103,205)	—
Net income (loss)	$70,086	$70,086	$9,776	$23,343	$(103,205)	$70,086

Libbey Inc.
Condensed Consolidating Statement of Operations

	Year ended December 31, 2009
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$385,467	$87,041	$325,175	$(49,048)	$748,635
Freight billed to customers	—	601	839	165	—	1,605
Total revenues	—	386,068	87,880	325,340	(49,048)	750,240
Cost of sales	—	310,031	68,505	287,607	(49,048)	617,095
Gross profit	—	76,037	19,375	37,733	—	133,145
Selling, general and administrative expenses	—	53,906	7,954	33,040	—	94,900
Special charges	—	14	1,617	—	—	1,631
Income (loss) from operations	—	22,117	9,804	4,693	—	36,614
Other income (expense)	—	3,533	(138)	658	—	4,053
Earnings (loss) before interest and income taxes	—	25,650	9,666	5,351	—	40,667
Interest expense	—	60,798	1	5,906	—	66,705
Income (loss) before income taxes	—	(35,148)	9,665	(555)	—	(26,038)
Provision (benefit) for income taxes	—	(7,275)	1,666	8,359	—	2,750
Net income (loss)	—	(27,873)	7,999	(8,914)	—	(28,788)
Equity in net income (loss) of subsidiaries	(28,788)	(915)	—	—	29,703	—
Net income (loss)	$(28,788)	$(28,788)	$7,999	$(8,914)	$29,703	$(28,788)

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$39,249	$155	$18,887	$—	$58,291
Accounts receivable — net	—	39,707	3,223	45,115	—	88,045
Inventories — net	—	48,077	17,009	80,773	—	145,859
Other current assets	—	16,913	747	7,432	(15,391)	9,701
Total current assets	—	143,946	21,134	152,207	(15,391)	301,896
Other non-current assets	—	25,138	8	18,380	(7,761)	35,765
Investments in and advances to subsidiaries	27,780	336,596	210,876	(10,116)	(565,136)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	148,592	—	187,772
Total other assets	27,780	388,567	223,231	156,856	(572,897)	223,537
Property, plant and equipment — net	—	75,951	416	188,351	—	264,718
Total assets	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Accounts payable	$—	$14,290	$1,840	$42,629	$—	$58,759
Accrued and other current liabilities	—	67,665	20,860	33,068	(15,391)	106,202
Notes payable and long-term debt due within one year	—	227	—	3,965	—	4,192
Total current liabilities	—	82,182	22,700	79,662	(15,391)	169,153
Long-term debt	—	360,626	—	32,542	—	393,168
Other long-term liabilities	—	156,232	17,156	34,423	(7,761)	200,050
Total liabilities	—	599,040	39,856	146,627	(23,152)	762,371
Total shareholders’ equity (deficit)	27,780	9,424	204,925	350,787	(565,136)	27,780
Total liabilities and shareholders’ equity (deficit)	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2010
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$58,277	$293	$17,688	$—	$76,258
Accounts receivable — net	—	37,099	5,360	49,642	—	92,101
Inventories — net	—	52,398	19,902	75,846	—	148,146
Other current assets	—	(2,634)	10,960	10,518	(12,407)	6,437
Total current assets	—	145,140	36,515	153,694	(12,407)	322,942
Other non-current assets	—	8,344	2,779	41,169	(19,134)	33,158
Investments in and advances to subsidiaries	11,266	360,784	189,171	(32,151)	(529,070)	—
Goodwill and purchased intangible assets — net	—	26,833	15,761	149,880	—	192,474
Total other assets	11,266	395,961	207,711	158,898	(548,204)	225,632
Property, plant and equipment — net	—	72,892	4,862	192,643	—	270,397
Total assets	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Accounts payable	$—	$13,514	$2,926	$42,655	$—	$59,095
Accrued and other current liabilities	—	48,092	27,811	34,430	(12,407)	97,926
Notes payable and long-term debt due within one year	—	227	—	2,915	—	3,142
Total current liabilities	—	61,833	30,737	80,000	(12,407)	160,163
Long-term debt	—	398,039	—	45,944	—	443,983
Other long-term liabilities	—	131,100	21,964	69,629	(19,134)	203,559
Total liabilities	—	590,972	52,701	195,573	(31,541)	807,705
Total shareholders’ equity (deficit)	11,266	23,021	196,387	309,662	(529,070)	11,266
Total liabilities and shareholders’ equity (deficit)	$11,266	$613,993	$249,088	$505,235	$(560,611)	$818,971

Libbey Inc.
Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$23,641	$23,641	$11,308	$30,508	$(65,457)	$23,641
Depreciation and amortization	—	13,501	292	28,395	—	42,188
Other operating activities	(23,641)	(2,184)	(24,655)	(25,455)	65,457	(10,478)
Net cash provided by (used in) operating activities	—	34,958	(13,055)	33,448	—	55,351
Additions to property, plant & equipment	—	(18,098)	(61)	(23,261)	—	(41,420)
Other investing activities	—	33	12,978	4,689	—	17,700
Net cash (used in) investing activities	—	(18,065)	12,917	(18,572)	—	(23,720)
Net borrowings (repayments)	—	(40,196)	—	(13,547)	—	(53,743)
Other financing activities	—	4,275	—	—	—	4,275
Net cash provided by (used in) financing activities	—	(35,921)	—	(13,547)	—	(49,468)
Exchange effect on cash	—	—	—	(130)	—	(130)
Increase (decrease) in cash	—	(19,028)	(138)	1,199	—	(17,967)
Cash at beginning of period	—	58,277	293	17,688	—	76,258
Cash at end of period	$—	$39,249	$155	$18,887	$—	$58,291

	Year ended December 31, 2010
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$70,086	$70,086	$9,776	$23,343	$(103,205)	$70,086
Depreciation and amortization	—	14,512	743	25,860	—	41,115
Other operating activities	(70,086)	(67,690)	(10,407)	(18,524)	103,205	(63,502)
Net cash provided by (used in) operating activities	—	16,908	112	30,679	—	47,699
Additions to property, plant & equipment	—	(8,515)	(238)	(19,494)	—	(28,247)
Other investing activities	—	—	—	—	—	—
Net cash (used in) investing activities	—	(8,515)	(238)	(19,494)	—	(28,247)
Net borrowings (repayments)	—	35,112	—	(10,210)	—	24,902
Other financing activities	—	(22,614)	—	—	—	(22,614)
Net cash provided by (used in) financing activities	—	12,498	—	(10,210)	—	2,288
Exchange effect on cash	—	—	—	(571)	—	(571)
Increase (decrease) in cash	—	20,891	(126)	404	—	21,169
Cash at beginning of period	—	37,386	419	17,284	—	55,089
Cash at end of period	$—	$58,277	$293	$17,688	$—	$76,258

Libbey Inc.
Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2009
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(28,788)	$(28,788)	$7,999	$(8,914)	$29,703	$(28,788)
Depreciation and amortization	—	14,678	2,052	26,436	—	43,166
Other operating activities	28,788	55,517	(9,711)	42,879	(29,703)	87,770
Net cash provided by (used in) operating activities	—	41,407	340	60,401	—	102,148
Additions to property, plant & equipment	—	(6,189)	(339)	(10,477)	—	(17,005)
Other investing activities	—	60	5	200	—	265
Net cash (used in) investing activities	—	(6,129)	(334)	(10,277)	—	(16,740)
Net borrowings (repayments)	—	(174)	—	(39,220)	—	(39,394)
Other financing activities	—	(4,171)	—	—	—	(4,171)
Net cash provided by (used in) financing activities	—	(4,345)	—	(39,220)	—	(43,565)
Exchange effect on cash	—	—	—	(58)	—	(58)
Increase (decrease) in cash	—	30,933	6	10,846	—	41,785
Cash at beginning of period	—	6,453	413	6,438	—	13,304
Cash at end of period	$—	$37,386	$419	$17,284	$—	$55,089

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2011 and 2010:

(dollars in thousands, except per-share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$181,015	$173,904	$214,013	$203,036	$207,246	$200,007	$214,782	$222,847
Gross profit	$36,146	$33,877	$49,836	$48,031	$44,884	$41,685	$37,873	$44,420
Gross profit margin	20.0%	19.5%	23.3%	23.7%	21.7%	20.8%	17.6%	19.9%
Selling, general & administrative expenses	$25,402	$22,824	$25,224	$24,719	$26,739	$25,335	$28,180	$24,512
Special charges	$51	$232	$(100)	$156	$(232)	$700	$—	$714
Income from operations (IFO)	$10,693	$10,821	$24,712	$23,156	$18,377	$15,650	$9,693	$19,194
IFO margin	5.9%	6.2%	11.5%	11.4%	8.9%	7.8%	4.5%	8.6%
Earnings before interest and income taxes (EBIT)	$10,896	$66,850	$27,776	$24,812	$20,614	$15,673	$9,417	$19,504
EBIT margin	6.0%	38.4%	13.0%	12.2%	9.9%	7.8%	4.4%	8.8%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$21,777	$77,236	$38,803	$35,380	$30,971	$25,713	$19,340	$29,625
EBITDA margin	12.0%	44.4%	18.1%	17.4%	14.9%	12.9%	9.0%	13.3%
Net (loss) income	$(1,001)	$55,410	$15,406	$9,567	$7,127	$2,346	$2,109	$2,763
Net (loss) income margin	(0.6)%	31.9%	7.2%	4.7%	3.4%	1.2%	1.0%	1.2%
Diluted (loss) earnings per share	$(0.05)	$2.76	$0.74	$0.47	$0.34	$0.12	$0.10	$0.13
Accounts receivable - net	$94,222	$87,506	$97,687	$92,782	$93,447	$110,574	$88,045	$92,101
DSO	42.6	41.8	44.0	43.9	41.3	51.4	39.3	42.0
Inventories - net	$165,081	$152,503	$168,197	$153,187	$171,217	$159,374	$145,859	$148,146
DIO	74.6	72.8	75.8	72.4	75.7	74.1	65.2	67.6
Accounts payable	$60,164	$49,550	$61,612	$52,427	$52,317	$55,496	$58,759	$59,095
DPO	27.2	23.7	27.8	24.8	23.1	25.8	26.3	27.0
Working capital	$199,139	$190,459	$204,272	$193,542	$212,347	$214,452	$175,145	$181,152
DWC	90.0	90.9	92.1	91.5	93.9	99.7	78.2	82.6
Percent of net sales	24.7%	24.9%	25.2%	25.1%	25.7%	27.3%	21.4%	22.6%
Net cash (used in) provided by operating activities	$(23,080)	$(46,165)	$29,914	$38,112	$(4,690)	$(2,780)	$53,207	$58,532
Free Cash Flow	$(26,984)	$(20,913)	$33,461	$30,881	$(12,526)	$(10,523)	$37,680	$49,407
Total borrowings - net	$412,071	$452,011	$412,502	$452,448	$406,274	$456,102	$397,360	$447,125

The following table represents special items (see notes 5, 6, 7 and 17) included in the above quarterly data for the years ended December 31, 2011 and 2010:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(dollars in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Special items included in:
Cost of sales	$—	$—	$43	$1,742	$1,981	$578	$817	$(3)
Selling, general & administrative expenses	—	—	(385)	—	2,983	1,096	1,316	(49)
Special charges	51	232	(100)	156	(232)	700	—	714
Loss (gain) on redemption of debt	2,803	(56,792)	—	—	—	—	—	(1,500)
Other (income) expense	(3,445)	130	(3,537)	—	81	—	(179)	—
Total pre-tax special items - (income) expense	$(591)	$(56,430)	$(3,979)	$1,898	$4,813	$2,374	$1,954	$(838)
Income tax	922	—	(922)	—	—	—	—	—
Special items - net of tax	$331	$(56,430)	$(4,901)	$1,898	$4,813	$2,374	$1,954	$(838)

Stock Market Information

Libbey Inc. common stock is listed for trading on the NYSE Amex under the symbol LBY. The price range for the Company's common stock as reported by the NYSE Amex exchange and dividends declared for our common stock were as follows:

	2011			2010
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$18.42	$14.36	$—	$14.25	$7.23	$—
Second Quarter	$17.42	$14.01	$—	$15.00	$12.15	$—
Third Quarter	$16.82	$10.39	$—	$14.03	$9.88	$—
Fourth Quarter	$13.35	$9.47	$—	$15.47	$12.36	$—

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 (the “Exchange Act”) reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's Consolidated Financial Statements, has issued an attestation report on the Company's internal control over financial reporting.

Changes in Internal Control

There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to executive officers of Libbey is incorporated herein by reference to Item 1 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the current members of Libbey's Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Corporate Governance-Who are the current members of Libbey's Board of Directors?”, “- What is the role of the Board's committees?” and “- How does the Board select nominees for the Board?” in the Proxy Statement.

Libbey's Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey's principal executive officer and principal financial and accounting officers) and employees, as well as the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are posted on Libbey's website at www.libbey.com. Libbey's Code of Business Ethics and Conduct is also available to any shareholder who submits a request in writing addressed to Susan A. Kovach, Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. If Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial and accounting officers, Libbey intends to disclose the subsequent information on Libbey's website.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Compensation Discussion and Analysis” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Stock Ownership - Who are the largest owners of Libbey stock?” and “-How much stock do our directors and officers own?” in the Proxy Statement. Information regarding equity compensation plans is incorporated herein by reference to Item 5 of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Certain Relationships and Related Transactions - What transactions involved directors or other related parties?” and “-How does the Board determine which directors are considered independent?” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters - Who are Libbey's auditors?” and “-What fees has Libbey paid to its auditors for Fiscal 2011 and 2010?” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Registered Public Accounting Firm.

Page
Reports of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets at December 31, 2011 and 2010	48

For the years ended December 31, 2011, 2010 and 2009:
Consolidated Statements of Operations	49
Consolidated Statements of Shareholders' Equity (Deficit)	50
Consolidated Statements of Cash Flows	51

Notes to Consolidated Financial Statements	52

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2011, 2010 and 2009 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

Libbey Inc.

		by:	/s/ Richard I. Reynolds
Richard I. Reynolds
Executive Vice President, Chief Financial Officer
Date:	March 14, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature			Title

William A. Foley			Chairman of the Board of Directors

Peter C. McC. Howell			Director

Carol B. Moerdyk			Director

Jean-René Gougelet			Director

Terence P. Stewart			Director

Carlos V. Duno			Director

Deborah G. Miller			Director

John C. Orr			Director

Richard I. Reynolds			Director, Executive Vice President, Chief Financial Officer

Stephanie A. Streeter			Director, Chief Executive Officer

		By:	/s/ Richard I. Reynolds
Richard I. Reynolds
Attorney-In-Fact

		Date:	March 14, 2012
/s/ Richard I. Reynolds
Richard I. Reynolds
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date:	March 14, 2012

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2011, 2010, and 2009 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

Libbey Inc.

Schedule II -- Valuation and Qualifying Accounts (Consolidated)
Years ended December 31, 2011, 2010, and 2009

(dollars in thousands)	Allowance for Doubtful Accounts	Allowance for Slow Moving and Obsolete Inventory	Valuation Allowance for Deferred Tax Asset

Balance at December 31, 2008	$10,479	$6,582	$87,442
Charged to expense or other accounts	2,049	1,431	11,547
Deductions	(5,071)	(3,485)	—
Balance at December 31, 2009	7,457	4,528	98,989
Charged to expense or other accounts	457	1,774	(26,662)
Deductions	(2,396)	(1,644)	—
Balance at December 31, 2010	5,518	4,658	72,327
Charged to expense or other accounts	367	392	7,280
Deductions	(578)	(242)	—
Balance at December 31, 2011	$5,307	$4,808	$79,607

S-1

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

4.1
Amended and Restated Registration Rights Agreement, dated October 29, 2009, among Libbey Inc. and Merrill Lynch PCG, Inc. (filed as Exhibit 4.4 to Registrant’s Form 8-K filed October 29, 2009 and incorporated herein by reference).

4.2
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

4.3
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

4.6
Amendment No. 1 to Amended and Restated Credit Agreement dated as of January 14, 2011 among Libbey Glass Inc. and Libbey Europe B.V. as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans.

4.7
Amendment No. 2 to the Amended and Restated Credit Agreement dated as of April 29, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

4.8
Amendment No. 3 to Amended and Restated Credit Agreement dated as of September 14, 2011 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans.

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

S-K Item 601 No.	Document
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

10.22
Employment Agreement dated as of June 22, 2011 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.30 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.23
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Kenneth A. Boerger, Jonathan S. Freeman, Daniel P. Ibele, Timothy T. Paige, Roberto B Rubio and Scott M. Sellick).

S-K Item 601 No.
Document
10.24
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Richard I. Reynolds and Susan A. Kovach).

10.25	Form of Indemnity Agreement dated as of February 7, 2012 between Libbey Inc. and Stephanie A. Streeter.

12.1	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.'s Registration Statement on Form S-4; File No. 333-170763).
13.1	Selected Financial Information included in Registrant's 2011 Annual Report to Shareholders (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23	Consent of Ernst & Young LLP (filed herein).

24	Power of Attorney (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document