Form 10-Q
period 2012-03-31
LIBBEY INC
filed 2012-05-07
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Common Stock, $.01 par value 20,519,801 shares at April 30, 2012.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2012	2011
Net sales	$187,829	$181,015
Freight billed to customers	708	411
Total revenues	188,537	181,426
Cost of sales	145,481	145,280
Gross profit	43,056	36,146
Selling, general and administrative expenses	28,126	25,402
Special charges	—	51
Income from operations	14,930	10,693
Loss on redemption of debt	—	(2,803)
Other (expense) income	(591)	3,006
Earnings before interest and income taxes	14,339	10,896
Interest expense	10,408	11,583
Income (loss) before income taxes	3,931	(687)
Provision for income taxes	3,290	314
Net income (loss)	$641	$(1,001)

Net income (loss) per share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)
Dividends per share	$—	$—

Comprehensive income	$5,753	$8,321
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$32,818	$58,291
Accounts receivable — net	86,862	88,045
Inventories — net	159,127	145,859
Prepaid and other current assets	9,416	9,701
Total current assets	288,223	301,896
Pension asset	18,699	17,485
Purchased intangible assets — net	21,064	21,200
Goodwill	166,572	166,572
Derivative asset	3,619	3,606
Other assets	14,217	14,674
Total other assets	224,171	223,537
Property, plant and equipment — net	263,191	264,718
Total assets	$775,585	$790,151

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$—	$339
Accounts payable	54,285	58,759
Salaries and wages	27,747	34,834
Accrued liabilities	46,706	53,927
Pension liability (current portion)	2,229	5,990
Non-pension postretirement benefits (current portion)	4,721	4,721
Derivative liability	4,151	3,390
Deferred income taxes	3,397	3,340
Long-term debt due within one year	3,946	3,853
Total current liabilities	147,182	169,153
Long-term debt	393,377	393,168
Pension liability	123,337	122,145
Non-pension postretirement benefits	69,322	68,496
Other long-term liabilities	9,612	9,409
Total liabilities	742,830	762,371

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 20,519,801 shares issued at March 31, 2012 and 20,342,342 at December 31, 2011	205	203
Capital in excess of par value	310,205	310,985
Retained deficit	(154,395)	(155,036)
Accumulated other comprehensive loss	(123,260)	(128,372)
Total shareholders’ equity	32,755	27,780
Total liabilities and shareholders’ equity	$775,585	$790,151

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$641	$(1,001)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,536	10,881
Gain on asset sales and disposals	(1)	(3,360)
Change in accounts receivable	1,604	(586)
Change in inventories	(12,166)	(14,741)
Change in accounts payable	(5,218)	(667)
Accrued interest and amortization of discounts, warrants and finance fees	(7,375)	(8,653)
Call premium on senior notes	—	1,203
Write-off of finance fee & discounts on senior notes	—	1,600
Pension & non-pension postretirement benefits	(560)	3,451
Restructuring charges	—	(145)
Accrued liabilities & prepaid expenses	(9,336)	(8,267)
Income taxes	1,977	(4,303)
Share-based compensation expense	727	827
Other operating activities	73	681
Net cash used in operating activities	(19,098)	(23,080)

Investing activities:
Additions to property, plant and equipment	(6,446)	(8,506)
Proceeds from asset sales and other	180	4,602
Net cash used in investing activities	(6,266)	(3,904)

Financing activities:
Net borrowings on ABL credit facility	—	4,350
Other repayments	(394)	(48)
Senior note payments	—	(40,000)
Call premium on senior notes	—	(1,203)
Stock options exercised	28	475
Debt issuance costs	—	(116)
Net cash used in financing activities	(366)	(36,542)

Effect of exchange rate fluctuations on cash	257	380
Decrease in cash	(25,473)	(63,146)
Cash at beginning of period	58,291	76,258
Cash at end of period	$32,818	$13,112

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,731	$20,171
Cash paid during the period for income taxes	$885	$4,480
See accompanying notes

Libbey Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of the Business

Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands (Libbey Holland), Portugal (Libbey Portugal), China (Libbey China) and Mexico (Libbey Mexico). Until April 28, 2011, we also owned and operated a plastics plant in Wisconsin. On April 28, 2011, we sold substantially all of the assets of the Traex® plastics product line, including the Traex® name, to the Vollrath Company. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

See our Form 10-K for the year ended December 31, 2011 for a description of significant accounting policies not listed below.

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

Condensed Consolidated Statements of Comprehensive Income

Net sales in our Condensed Consolidated Statements of Comprehensive Income include revenue earned when products are shipped and title and risk of loss have passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs and other costs.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Financial Accounting Standards Board Accounting Standards Codification™ (FASB ASC) Topic 740, “Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, China, the Netherlands and Portugal, we have recorded valuation allowances against our deferred income tax assets. See note 6 for further discussion.

Stock-Based Compensation Expense

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 was $0.7 million and $0.8 million, respectively.

New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 explains how to measure fair value and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. ASU 2011-04 does not require additional fair value measurements, and it is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The provisions of this update are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, ASU 2011-05 was modified by the issuance of Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12) which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at March 31, 2012.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the qualitative factors results in the fair value exceeding the carrying value of a reporting unit, then performing the two-step impairment test is unnecessary. This update is effective for periods beginning after December 15, 2011. The provisions of this update did not have any impact on our Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation used in the current period financial statements. We revised the classification of the call premium on the senior notes and included the cash flow effect within the financing activities.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2012	December 31, 2011
Accounts receivable:
Trade receivables	$85,166	$86,523
Other receivables	1,696	1,522
Total accounts receivable, less allowances of $6,000 and $5,307	$86,862	$88,045

Inventories:
Finished goods	$142,003	$129,091
Work in process	1,237	1,132
Raw materials	4,697	4,369
Repair parts	9,830	9,778
Operating supplies	1,360	1,489
Total inventories, less allowances of $4,420 and $4,808	$159,127	$145,859

Prepaid and other current assets:
Value added tax	$3,369	$1,834
Prepaid expenses	4,480	4,653
Refundable, deferred and prepaid income taxes	1,567	3,107
Derivative asset	—	107
Total prepaid and other current assets	$9,416	$9,701

Other assets:
Deposits	$758	$733
Finance fees — net of amortization	8,716	9,427
Deferred taxes	779	567
Other assets	3,964	3,947
Total other assets	$14,217	$14,674

Accrued liabilities:
Accrued incentives	$17,461	$16,621
Workers compensation	8,451	8,484
Medical liabilities	3,429	3,607
Interest	4,579	13,008
Commissions payable	1,364	1,137
Contingency liability	2,719	2,719
Other accrued liabilities	8,703	8,351
Total accrued liabilities	$46,706	$53,927

Other long-term liabilities:
Deferred liability	$5,120	$4,070
Derivative liability	236	298
Other long-term liabilities	4,256	5,041
Total other long-term liabilities	$9,612	$9,409

4.	Borrowings

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

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2012	December 31, 2011
Borrowings under ABL Facility	floating		April 29, 2016	$—	$—
Senior Secured Notes	10.00%	(1)	February 15, 2015	360,000	360,000
Promissory Note	6.00%		April, 2012 to September, 2016	1,060	1,111
Notes Payable	floating		April 2012	—	339
RMB Loan Contract	floating		July, 2013 to January, 2014	28,512	28,332
BES Euro Line	floating		December, 2012 to December, 2013	8,070	7,835
Total borrowings				397,642	397,617
Less — unamortized discount				3,956	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				3,637	4,043
Total borrowings — net				397,323	397,360
Less — long term debt due within one year				3,946	4,192
Total long-term portion of borrowings — net				$393,377	$393,168
_____________________________

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.

Amended and Restated ABL Credit Agreement

Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 as amended (ABL Facility), with a group of five financial institutions. The ABL Facility provides for borrowings of up to $100.0 million (reduced from $110.0 million per the amendment on April 29, 2011), subject to certain borrowing base limitations, reserves and outstanding letters of credit.

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

Swingline borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.75 percent and 1.75 percent, respectively, at March 31, 2012. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at March 31, 2012. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:10 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $10.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at March 31, 2012, or at December 31, 2011. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by ERISA and rent reserves totaling $2.7 million and mark-to-market reserves for natural gas contracts of $4.2 million as of March 31, 2012. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At March 31, 2012, we had $10.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $64.3 million at March 31, 2012, compared to $63.8 million under the ABL Facility at December 31, 2011.

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

On April 30, 2012, we announced that Libbey Glass commenced a cash tender offer to purchase up to $320.0 million of its outstanding $360.0 million aggregate principal amount of Senior Secured Notes.    In conjunction with the tender offer, Libbey Glass is also soliciting consents for certain proposed amendments to the New Notes Indenture.  The tender offer and consent solicitation are conditioned upon receiving the requisite consents required under the New Notes Indenture, the successful consummation of a new debt financing on terms and conditions satisfactory to us, amendments to the ABL Facility and other customary conditions.

Libbey Glass also plans to call for redemption prior to the end of the second quarter of 2012, an aggregate principal amount of $40.0 million of the Senior Secured Notes.

We had an Interest Rate Agreement (Rate Agreement) in place with respect to $80.0 million of debt as a means to manage our fixed to variable interest rate ratio. The Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to August 15, 2012, but not more than once in any twelve-month period, the counterparty may have called up to 10 percent of the Rate Agreement at a call price of 103 percent. The Rate Agreement originally covered $100.0 million of our fixed rate debt, but the counterparty called $10.0 million in August 2010 and another $10.0 million in August 2011. The Rate Agreement was callable at the counterparty’s option, in whole or in part, at any time on or after August 15, 2012 at set call premiums. The variable interest rate for our borrowings related to the Rate Agreement at March 31, 2012, excluding applicable fees, was 7.79 percent. This Rate Agreement had an expiration date of February 15, 2015. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent per year through February 15, 2015. If the counterparty to this Rate Agreement failed to perform, this Rate Agreement would have no longer afforded us a variable rate. The interest rate swap counterparty was rated AA-, as of March 31, 2012, by Standard and Poor’s. On April 18, 2012, we terminated the Rate Agreement. See note 16 for a further discussion of this subsequent event.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Fair market value of Rate Agreement - asset	$3,619	$3,606
Adjustment to increase the carrying value of the related long-term debt	$3,637	$4,043

The net impact recorded in other (expense) income on the Condensed Consolidated Statements of Comprehensive Income is as follows:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Income on hedging activities in other (expense) income	$419	$636

The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2012, we had $1.1 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At March 31, 2012, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $39.6 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of March 31, 2012, the annual interest rate was 6.28 percent. As of March 31, 2012, the outstanding balance was RMB 180.0 million (approximately $28.5 million). Interest is payable quarterly. We pre-paid the July 20, 2012 principal payment of 30.0 million RMB (approximately $4.8 million) in September 2011 and the December 20, 2012 principal payment of 40.0 million RMB (approximately $6.3 million) in November 2011. Three payments of principal in the amount of RMB 60.0 million (approximately $9.5 million) each must be made on July 20, 2013, December 20, 2013, and January 20, 2014, respectively. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility. On April 18, 2012, we pre-paid the July 20, 2013 principal payment of RMB 60.0 million. See note 16 for a further discussion of this subsequent event.

BES Euro Line

In January 2007, Crisal entered into a seven year, €11.0 million line of credit (approximately $14.7 million) with Banco Espírito Santo, S.A. (BES). The $8.1 million outstanding at March 31, 2012, was the U.S. dollar equivalent of the €6.1 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €2.8 million (approximately $3.7 million) is due in December 2012 and payment of €3.3 million (approximately $4.4 million) is due in December 2013. Interest with respect to the line is paid every six months.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 1 in the fair value hierarchy) for the same or similar issues. Our $360.0 million Senior Secured Notes due February 15, 2015 had an estimated fair value of $384.3 million and $385.2 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the remainder of our debt approximates carrying value at March 31, 2012 and December 31, 2011 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2012 we had no borrowings under our ABL Facility, although we had $10.4 million of letters of credit issued under that facility. As a result, we had $64.3 million of unused availability remaining under the ABL Facility at March 31, 2012. In addition, we had $32.8 million of cash on hand at March 31, 2012.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

5.	Restructuring Charges

Facility Closures

In December 2008, we announced that our Syracuse China manufacturing facility would be shut down in early to mid-2009 in order to reduce costs. The facility was closed on April 9, 2009. See Form 10-K for the year ended December 31, 2011 for further discussion.

The activities related to our closure of the Syracuse China manufacturing facility were complete as of March 31, 2011. We incurred charges of approximately $0.1 million in the three months ended March 31, 2011 related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Condensed Consolidated Statement of Comprehensive Income as detailed in the table below.

	Three months ended March 31, 2011
(dollars in thousands)	Glass Operations	Other Operations	Total
Employee termination cost & other	$—	$167	$167
Building site clean-up & fixed asset write-down	—	(116)	(116)
Included in special charges	—	51	51
Total pretax charge	$—	$51	$51

6.	Income Taxes

Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures. At March 31, 2012 and December 31, 2011, we had $2.2 million and $1.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. There was no tax benefit recorded for the three months ended March 31, 2012. A tax benefit of $0.9 million was recorded in our income tax provision for the three months ended March 31, 2011. Depending upon the level of our future earnings and losses and their impact on other comprehensive income, it is possible that a tax benefit may be recorded, changed, or even reversed in future periods.

Further, our current and future provision for income taxes for 2012 is significantly impacted by valuation allowances. In the United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets. We did not release any valuation allowance for the three months ended March 31, 2012, or the three months ended March 31, 2011. In assessing the need for recording a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, and whether there was an unusual, infrequent or extraordinary item to be considered. Based on our analysis of all available evidence, we intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized; however, based upon management's assessment, a release of the valuation allowance in China could possibly occur during the next nine months. The required accounting for the potential release would have significant deferred tax consequences and would impact earnings in the quarter in which the allowance is released.

Income tax payments consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Total income tax payments, net of refunds	$1,493	$6,607
Less: credits or offsets	608	2,127
Cash paid, net	$885	$4,480

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$1,555	$1,432	$442	$428	$1,997	$1,860
Interest cost	4,019	4,088	1,256	1,260	5,275	5,348
Expected return on plan assets	(4,485)	(4,313)	(607)	(565)	(5,092)	(4,878)
Amortization of unrecognized:
Prior service cost	521	541	66	82	587	623
Loss	1,801	1,218	135	126	1,936	1,344
Settlement charge	420	—	—	—	420	—
Pension expense	$3,831	$2,966	$1,292	$1,331	$5,123	$4,297

In the first quarter of 2012, we incurred pension settlement charges of $0.4 million. The pension settlement charges were triggered by an excess lump sum distribution, which required us to record unrecognized gains and losses in our pension plan accounts.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$368	$373	$—	$—	$368	$373
Interest cost	857	925	26	29	883	954
Amortization of unrecognized:
Prior service gain	105	105	—	—	105	105
Loss / (gain)	229	290	—	(4)	229	286
Non-pension postretirement benefit expense	$1,559	$1,693	$26	$25	$1,585	$1,718

In 2012, we expect to utilize approximately $36.2 million in cash to fund our pension plans and pay for non-pension postretirement benefits. Of that amount, $9.3 million of cash was utilized in the three months ended March 31, 2012.

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

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2012	2011
Numerators for earnings per share —
—Net income (loss) that is available to common shareholders	$641	$(1,001)
Denominator for basic earnings per share —
Weighted average shares outstanding	20,769,415	19,955,188
Effect of stock options and restricted stock units	414,942	—
Total effect of dilutive securities (1)	414,942	—
Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	21,184,357	19,955,188
Basic earnings (loss) per share	$0.03	$(0.05)
Diluted earnings (loss) per share	$0.03	$(0.05)
______________________________
(1) The effect of employee stock options, warrants and restricted stock units, 796,949 shares for the three months ended March 31, 2011, were anti-dilutive and thus not included in the earnings per share calculation. This amount would have been dilutive if not for the net loss.

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	March 31, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$3,619	Derivative asset	$3,606
Total designated		3,619		3,606
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	—	Prepaid and other current assets	107
Total undesignated		—		107
Total		$3,619		$3,713

	Liability Derivatives:
(dollars in thousands)	March 31, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability	$4,096	Derivative liability	$3,390
Natural gas contracts	Other long-term liabilities	236	Other long-term liabilities	298
Total designated		4,332		3,688
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Derivative liability	55	Derivative liability	—
Total undesignated		55		—
Total		$4,387		$3,688

Interest Rate Swaps as Fair Value Hedges

In 2010, we entered into an interest rate swap agreement with a notional amount of $100.0 million that was to mature in 2015. The swap was executed in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. In August 2010, $10.0 million of the swap was called for a premium of $0.3 million. In August 2011, an additional $10.0 million of the swap was called for a premium of $0.3 million. As of March 31, 2012, the notional amount of the interest rate swap agreement was $80.0 million. On April 18, 2012, we terminated the remaining $80.0 million of the swap. See note 16 for a further discussion of this subsequent event.

Our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk, are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other (expense) income, along with the offsetting loss or gain on the related interest rate swap, on the Condensed Consolidated Statements of Comprehensive Income.

The following table provides a summary of the gain (loss) recognized in other (expense) income:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Interest rate swap	$13	$(644)
Related long-term debt	406	1,280
Net impact on other (expense) income	$419	$636

Commodity Future Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of March 31, 2012, we had commodity contracts for 2,730,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2011, we had commodity contracts for 3,070,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at March 31, 2012. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Comprehensive Income. We paid additional cash of $1.5 million and $0.8 million in the three months ended March 31, 2012 and 2011, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $4.1 million of expense in our Condensed Consolidated Statements of Comprehensive Income.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended March 31,
(dollars in thousands)	2012	2011
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(2,104)	$(149)
Total	$(2,104)	$(149)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Comprehensive Income:

		Three months ended March 31,
(dollars in thousands)		2012	2011
Derivative:	Location:
Natural gas contracts	Cost of sales	$(1,460)	$(829)
Total impact on net income (loss)		$(1,460)	$(829)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. As of March 31, 2012 and December 31, 2011, we had contracts for C$8.2 million and C$3.9 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains and losses for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended March 31,
(dollars in thousands)		2012	2011
Derivative:	Location:
Currency contracts	Other (expense) income	$(162)	$(454)
Total		$(162)	$(454)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the Interest Rate Agreement is rated AA- and the counterparties for the other derivative agreements are rated BBB+ or better as of March 31, 2012, by Standard and Poor’s.

10.	Comprehensive Income

Components of comprehensive income (net of tax) are as follows:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Net income (loss)	$641	$(1,001)
Minimum pension and non-pension postretirement liability and intangible pension asset, net of tax	2,207	2,112
Effect of derivatives, net of tax	(532)	614
Effect of exchange rate fluctuations	3,437	6,596
Total comprehensive income	$5,753	$8,321

Accumulated other comprehensive loss (net of tax) is as follows:

(dollars in thousands)	Effect of Exchange Rate Fluctuation	Cash Flow Derivatives	Minimum Pension and Non-Pension Postretirement Liability and Intangible Pension Asset	Total Accumulated Comprehensive Loss
Balance on December 31, 2011	$(4,005)	$(2,370)	$(121,997)	$(128,372)
2012 change	3,437	(522)	2,972	5,887
Translation effect	—	(10)	(688)	(698)
Tax effect	—	—	(77)	(77)
Balance on March 31, 2012	$(568)	$(2,902)	$(119,790)	$(123,260)

11.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and March 31, 2011.

At March 31, 2012, December 31, 2011 and March 31, 2011, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income
(unaudited)

	Three months ended March 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$93,480	$17,445	$93,159	$(16,255)	$187,829
Freight billed to customers	—	166	183	359	—	708
Total revenues	—	93,646	17,628	93,518	(16,255)	188,537
Cost of sales	—	74,311	13,013	74,412	(16,255)	145,481
Gross profit	—	19,335	4,615	19,106	—	43,056
Selling, general and administrative expenses	—	17,942	1,516	8,668	—	28,126
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	1,393	3,099	10,438	—	14,930
Other income (expense)	—	297	12	(900)	—	(591)
Earnings (loss) before interest and income taxes	—	1,690	3,111	9,538	—	14,339
Interest expense	—	8,193	—	2,215	—	10,408
Income (loss) before income taxes	—	(6,503)	3,111	7,323	—	3,931
Provision (benefit) for income taxes	—	225	—	3,065	—	3,290
Net income (loss)	—	(6,728)	3,111	4,258	—	641
Equity in net income (loss) of subsidiaries	641	7,369	—	—	(8,010)	—
Net income (loss)	$641	$641	$3,111	$4,258	$(8,010)	$641

Comprehensive income (loss)	$5,753	$5,753	$3,235	$7,044	$(16,032)	$5,753

	Three months ended March 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$90,569	$19,756	$83,344	$(12,654)	$181,015
Freight billed to customers	—	151	194	66	—	411
Total revenues	—	90,720	19,950	83,410	(12,654)	181,426
Cost of sales	—	74,863	14,870	68,201	(12,654)	145,280
Gross profit	—	15,857	5,080	15,209	—	36,146
Selling, general and administrative expenses	—	13,940	2,282	9,180	—	25,402
Special charges	—	—	51	—	—	51
Income (loss) from operations	—	1,917	2,747	6,029	—	10,693
Other income (expense)	—	(2,555)	34	2,724	—	203
Earnings (loss) before interest and income taxes	—	(638)	2,781	8,753	—	10,896
Interest expense	—	8,793	—	2,790	—	11,583
Income (loss) before income taxes	—	(9,431)	2,781	5,963	—	(687)
Provision (benefit) for income taxes	—	(622)	72	864	—	314
Net income (loss)	—	(8,809)	2,709	5,099	—	(1,001)
Equity in net income (loss) of subsidiaries	(1,001)	7,808	—	—	(6,807)	—
Net income (loss)	$(1,001)	$(1,001)	$2,709	$5,099	$(6,807)	$(1,001)

Comprehensive income (loss)	$8,321	$8,321	$470	$14,155	$(22,946)	$8,321

Libbey Inc.
Condensed Consolidating Balance Sheet

	March 31, 2012 (unaudited)
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$9,892	$157	$22,769	$—	$32,818
Accounts receivable — net	—	36,439	5,442	44,981	—	86,862
Inventories — net	—	54,038	15,483	89,606	—	159,127
Other current assets	—	17,389	192	9,989	(18,154)	9,416
Total current assets	—	117,758	21,274	167,345	(18,154)	288,223
Other non-current assets	—	17,063	8	26,943	(7,479)	36,535
Investments in and advances to subsidiaries	32,755	338,636	212,912	(10,030)	(574,273)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	148,456	—	187,636
Total other assets	32,755	382,532	225,267	165,369	(581,752)	224,171
Property, plant and equipment — net	—	75,616	396	187,179	—	263,191
Total assets	$32,755	$575,906	$246,937	$519,893	$(599,906)	$775,585

Accounts payable	$—	$11,146	$1,739	$41,400	$—	$54,285
Accrued and other current liabilities	—	44,228	21,078	38,876	(15,231)	88,951
Notes payable and long-term debt due within one year	—	211	—	3,735	—	3,946
Total current liabilities	—	55,585	22,817	84,011	(15,231)	147,182
Long-term debt	—	360,529	—	32,848	—	393,377
Other long-term liabilities	—	154,598	12,058	46,017	(10,402)	202,271
Total liabilities	—	570,712	34,875	162,876	(25,633)	742,830
Total shareholders’ equity (deficit)	32,755	5,194	212,062	357,017	(574,273)	32,755
Total liabilities and shareholders’ equity (deficit)	$32,755	$575,906	$246,937	$519,893	$(599,906)	$775,585

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$39,249	$155	$18,887	$—	$58,291
Accounts receivable — net	—	39,707	3,223	45,115	—	88,045
Inventories — net	—	48,077	17,009	80,773	—	145,859
Other current assets	—	16,913	747	7,432	(15,391)	9,701
Total current assets	—	143,946	21,134	152,207	(15,391)	301,896
Other non-current assets	—	25,138	8	18,380	(7,761)	35,765
Investments in and advances to subsidiaries	27,780	336,596	210,876	(10,116)	(565,136)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	148,592	—	187,772
Total other assets	27,780	388,567	223,231	156,856	(572,897)	223,537
Property, plant and equipment — net	—	75,951	416	188,351	—	264,718
Total assets	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Accounts payable	$—	$14,290	$1,840	$42,629	$—	$58,759
Accrued and other current liabilities	—	67,665	20,860	33,068	(15,391)	106,202
Notes payable and long-term debt due within one year	—	227	—	3,965	—	4,192
Total current liabilities	—	82,182	22,700	79,662	(15,391)	169,153
Long-term debt	—	360,626	—	32,542	—	393,168
Other long-term liabilities	—	156,232	17,156	34,423	(7,761)	200,050
Total liabilities	—	599,040	39,856	146,627	(23,152)	762,371
Total shareholders’ equity (deficit)	27,780	9,424	204,925	350,787	(565,136)	27,780
Total liabilities and shareholders’ equity (deficit)	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$641	$641	$3,111	$4,258	$(8,010)	$641
Depreciation and amortization	—	3,538	19	6,979	—	10,536
Other operating activities	(641)	(30,332)	(3,128)	(4,184)	8,010	(30,275)
Net cash provided by (used in) operating activities	—	(26,153)	2	7,053	—	(19,098)
Additions to property, plant & equipment	—	(3,181)	—	(3,265)	—	(6,446)
Other investing activities	—	—	—	180	—	180
Net cash (used in) investing activities	—	(3,181)	—	(3,085)	—	(6,266)
Net borrowings (repayments)	—	(51)	—	(343)	—	(394)
Other financing activities	—	28	—	—	—	28
Net cash provided by (used in) financing activities	—	(23)	—	(343)	—	(366)
Exchange effect on cash	—	—	—	257	—	257
Increase (decrease) in cash	—	(29,357)	2	3,882	—	(25,473)
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$9,892	$157	$22,769	$—	$32,818

	Three months ended March 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,001)	$(1,001)	$2,709	$5,099	$(6,807)	$(1,001)
Depreciation and amortization	—	3,808	198	6,875	—	10,881
Other operating activities	1,001	(22,959)	(3,510)	(14,299)	6,807	(32,960)
Net cash provided by (used in) operating activities	—	(20,152)	(603)	(2,325)	—	(23,080)
Additions to property, plant & equipment	—	(1,812)	(3)	(6,691)	—	(8,506)
Other investing activities	—	—	500	4,102	—	4,602
Net cash (used in) investing activities	—	(1,812)	497	(2,589)	—	(3,904)
Net borrowings (repayments)	—	(35,698)	—	—	—	(35,698)
Other financing activities	—	(844)	—	—	—	(844)
Net cash provided by (used in) financing activities	—	(36,542)	—	—	—	(36,542)
Exchange effect on cash	—	—	—	380	—	380
Increase (decrease) in cash	—	(58,506)	(106)	(4,534)	—	(63,146)
Cash at beginning of period	—	58,277	293	17,688	—	76,258
Cash at end of period	$—	$(229)	$187	$13,154	$—	$13,112

12.	Segments

We have two reportable segments defined as follows:

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

The accounting policies of the reportable segments are the same as those described in note 2. We do not have any customers who represent 10 percent or more of total sales. We evaluate the performance of our segments based upon sales and Segment EBIT. Inter-segment sales are consummated at arm’s length and are reflected in eliminations below.

	Three months ended March 31,
(dollars in thousands)	2012	2011
Net Sales:
Glass Operations	$171,278	$162,053
Other Operations	16,754	19,161
Eliminations	(203)	(199)
Consolidated	$187,829	$181,015

Segment EBIT:
Glass Operations	$21,983	$17,391
Other Operations	3,064	2,879
Total Segment EBIT	$25,047	$20,270

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$25,047	$20,270
Retained corporate costs	(10,708)	(9,965)
Loss on redemption of debt (note 4)	—	(2,803)
Gain on sale of land (1)	—	3,445
Restructuring charges (note 5)	—	(51)
Interest expense	(10,408)	(11,583)
Income taxes	(3,290)	(314)
Net income (loss)	$641	$(1,001)

Depreciation & Amortization:
Glass Operations	$10,136	$10,249
Other Operations	11	192
Corporate	389	440
Consolidated	$10,536	$10,881

Capital Expenditures:
Glass Operations	$6,394	$8,422
Other Operations	—	3
Corporate	52	81
Consolidated	$6,446	$8,506
___________________________________

(1)	Net gain on the sale of land at our Libbey Holland facility.

13.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability)	March 31, 2012				December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(4,332)	$—	$(4,332)	$—	$(3,688)	$—	$(3,688)
Currency contracts	—	(55)	—	(55)	—	107	—	107
Interest rate agreements	—	3,619	—	3,619	—	3,606	—	3,606
Net derivative (liability) asset	$—	$(768)	$—	$(768)	$—	$25	$—	$25

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The total derivative position is recorded on the Condensed Consolidated Balance Sheets, with $3.6 million in derivative asset, $4.2 million in derivative liability and $0.2 million in other long-term liabilities as of March 31, 2012. As of December 31, 2011, $3.6 million was recorded in derivative asset, $3.4 million in derivative liability and $0.3 million in other long-term liabilities on the Condensed Consolidated Balance Sheets.

The commodity futures natural gas contracts and interest rate agreements are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

14.	Other (Expense) Income

Items included in other (expense) income in the Condensed Consolidated Statements of Comprehensive Income are as follows:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Gain on sale of land at Libbey Holland	$—	$3,445
Loss on currency translation	(969)	(1,166)
Hedge ineffectiveness	419	635
Other non-operating (expense) income	(41)	92
Other (expense) income	$(591)	$3,006

15.	Contingencies

We are currently undergoing an unclaimed property audit that is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. We may have obligations associated with unclaimed property in an estimated amount of approximately $2.7 million. While we have recorded this estimate as expense in the third quarter of 2011 in cost of sales and selling, general and administrative expense on the Condensed Consolidated Statement of Comprehensive Income, it is too early to determine the ultimate outcome of these audits and, as a result, our actual obligations may be less than or greater than the amount we have recorded. At this time, we believe that the impact of these adjustments is not material to our results of operations.

16.	Subsequent Events

Termination of Interest Rate Agreement

On April 18, 2012, we terminated our $80.0 million fixed to floating rate Interest Rate Agreement. The termination value of the Interest Rate Agreement was $3.8 million, received by Libbey on April 20, 2012. The accrual portion of the gain will be a reduction to current period interest expense, while the remaining gain will be amortized over the life of our Senior Secured Notes.

Early Payment on RMB Loan Contract

On April 18, 2012, Libbey China pre-paid the July 2013 scheduled principal payment of RMB 60.0 million (approximately $9.5 million), incurring no fees, penalties or change in the remaining payment schedule. The remaining balance of the RMB Loan Contract balance is RMB 120.0 million, or approximately $19.0 million.

Partial Tender of Senior Secured Notes

On April 30, 2012, we announced that Libbey Glass commenced a cash tender offer to purchase up to $320.0 million of its outstanding $360.0 million aggregate Senior Secured Notes. The tender offer is scheduled to expire on May 25, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Economic conditions within the U.S. and Canada remained fragile during the first quarter of 2012, though we expect gradual improvement throughout 2012. However, the European economy continued to be soft during the first quarter of 2012, and we expect it to remain weak for the remainder of 2012. Despite these economic conditions, each of our sales regions within our Glass Operations segment showed improvement, excluding the impact of currency. Our China and Mexico sales regions led our first quarter growth with increased shipments. In addition, our U.S. and Canadian sales region had increased shipments as compared to the year-ago quarter, partially due to the mild winter season for the majority of the U.S. Net sales within our European sales region decreased during the first quarter of 2012 compared to the year-ago period.

Income from operations grew 39.6 percent, compared to the first quarter of 2011, increasing to $14.9 million from $10.7 million in the year-ago quarter. This increase resulted from increased shipments, improved fixed cost absorption and lower utility costs, partially offset by charges from organizational changes implemented in the first quarter of 2012. We expect to improve our cost structure through these and future selling, general and administrative cost reductions. Strengthening our balance sheet remains a high priority. On April 18, 2012, Libbey China pre-paid the July 2013 scheduled principal payment of RMB 60.0 million (approximately $9.5 million). On April 30, 2012, we announced that Libbey Glass commenced a cash tender offer to purchase up to $320.0 million of its outstanding $360.0 million aggregate Senior Secured Notes. The tender offer is set to expire on May 25, 2012. We also plan to call for redemption, prior to the end of the second quarter of 2012, an aggregate principal amount of $40.0 million of our 10.0 percent Senior Secured Notes due in 2015.

We have two reportable segments defined as follows:

Glass Operations—includes worldwide sales of manufactured and sourced glass tableware and other glass operations from domestic and international subsidiaries.

Other Operations—includes worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were sold through April 28, 2011.

Results of Operations — First Quarter 2012 Compared with First Quarter 2011

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2012	2011
Net sales	$187,829	$181,015
Gross profit	$43,056	$36,146
Gross profit margin	22.9%	20.0%
Income from operations (IFO) (2)	$14,930	$10,693
IFO margin	7.9%	5.9%
Earnings before interest and income taxes (EBIT)(1)(2)(3)	$14,339	$10,896
EBIT margin	7.6%	6.0%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$24,875	$21,777
EBITDA margin	13.2%	12.0%
Adjusted EBITDA(1)	$24,875	$21,186
Adjusted EBITDA margin	13.2%	11.7%
Net income (loss) (2)(3)	$641	$(1,001)
Net income (loss) margin	0.3%	(0.6)%
Diluted net income (loss) per share	$0.03	$(0.05)
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Results of Operations and the reasons we believe these non-GAAP financial measures are useful.

(2)	Includes restructuring charges of $0.1 million in 2011 related to the closure of our Syracuse, New York manufacturing facility. (See note 5 to the Condensed Consolidated Financial Statements).

(3)
In addition to item (2) above, 2011 includes a $2.8 million loss on the redemption of $40.0 million of Senior Secured Notes and a $3.4 million gain on the sale of land at our Libbey Holland facility. (See notes 4 and 14 to the Condensed Consolidated Financial Statements.)

Net Sales

For the quarter ended March 31, 2012, net sales increased 3.8 percent to $187.8 million, compared to $181.0 million in the year-ago quarter. The increase in net sales was attributable to increased sales in our Glass Operations segment, partially offset by a sales decline in our Other Operations segment due to the sale of substantially all of the assets of Traex in late April, 2011.

The following table summarizes net sales by operating segment:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Glass Operations	$171,278	$162,053
Other Operations	16,754	19,161
Eliminations	(203)	(199)
Consolidated	$187,829	$181,015

Net Sales — Glass Operations

Net sales in the Glass Operations segment were $171.3 million compared to $162.1 million in the first quarter of 2011, an increase of 5.7 percent (7.4 percent excluding the impact of currency). Primary contributors to the increased net sales were a 69.0 percent increase in net sales within our China sales region (62.1 percent excluding the impact of currency), a 7.0 percent increase in net sales within our Mexico sales region (13.2 percent increase excluding the peso effect), and a 1.9 percent increase in net sales within our International sales region, compared to the prior year quarter. The increase in our China sales region is the result of our change in our go-to market strategy in the domestic Chinese market. The increase in our Mexico and International sales regions is a result of increased shipments. Overall net sales within our U.S. and Canadian sales region increased 4.6 percent in the first quarter of 2012 partially due to the mild winter season for the majority of the U.S. Net sales to U.S. and Canadian foodservice glassware customers increased 10.3 percent, while net sales to U.S. and Canadian business to business customers increased 4.3 percent. The increase in the U.S. and Canadian foodservice and business to business channels are primarily a result of increased shipments. Net sales to U.S. and Canadian retail customers were flat compared to the year-ago quarter. Net sales within our European sales region decreased 2.7 percent compared to the year-ago quarter and, excluding the currency impact, increased 1.6 percent. Our European sales region is being affected by the uncertain European economic conditions.

Net Sales — Other Operations

Net sales in the Other Operations segment declined by 12.6 percent from $19.2 million in the first quarter of 2011, when Traex® products contributed $3.6 million in net sales, to $16.8 million in the first quarter of 2012. Partially offsetting the decline, which is attributable to the sale of substantially all of the assets of Traex in April 2011, were increases in net sales to Syracuse China customers of 11.2 percent and to World Tableware customers of 6.6 percent in the first quarter of 2012.

Gross Profit

Gross profit increased to $43.1 million in the first quarter of 2012, compared to $36.1 million in the prior year quarter. Gross profit as a percentage of net sales increased to 22.9 percent in the first quarter of 2012, compared to 20.0 percent in the prior year period. The primary drivers of the $6.9 million gross profit increase were a $5.5 million impact from changes in sales volume and mix, a $2.5 million increase attributable to increased production activity net of volume-related production costs, and lower natural gas costs of $0.6 million in the first quarter of 2012 compared to the first quarter of 2011, offset by a $1.3 million adverse currency impact due to the changes in the value of the Mexican peso. As a result of the sale of substantially all of the assets of Traex in late April 2011, the first quarter of 2011 included gross profit of $0.9 million related to Traex.

Income From Operations

Income from operations for the quarter ended March 31, 2012 increased $4.2 million, to $14.9 million, compared to $10.7 million in the prior year quarter. Income from operations as a percentage of net sales was 7.9 percent for the quarter ended March 31, 2012, compared to 5.9 percent in the prior year quarter. The increase in income from operations is the result of an increase in gross profit (discussed above), net of a $2.7 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is attributable to $1.1 million of severance expense related to organizational changes, $1.0 million of bad debt expense, $0.6 million of additional legal and professional fees (which includes consulting fees for strategic planning), and a $0.4 million pension settlement charge triggered by excess lump sum distributions in the first quarter of 2012.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended March 31, 2012 increased by $3.4 million, or 31.6 percent, to $14.3 million from $10.9 million in the first quarter of 2011. EBIT as a percentage of net sales increased to 7.6 percent in the first quarter of 2012, compared to 6.0 percent in the prior year quarter. The increase in EBIT is partially a result of an increase in income from operations (discussed above), as well as the first quarter of 2011 included a $2.8 million charge to write-off unamortized finance fees and discounts and a call premium payment related to the $40.0 million redemption of senior secured notes. 2011 also included a $3.4 million gain on the sale of land at our Libbey Holland facility.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended March 31,
(dollars in thousands)	2012	2011
Glass Operations	$21,983	$17,391
Other Operations	$3,064	$2,879
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Glass Operations

Segment EBIT increased to $22.0 million in the first quarter of 2012, compared to $17.4 million in the first quarter of 2011. Segment EBIT as a percentage of net sales increased to 12.8 percent in the first quarter of 2012, compared to 10.7 percent in the prior year period. The primary drivers of the $4.6 million increase in Segment EBIT were a $7.1 million favorable impact from changes in sales volume and mix and a $2.8 million increase attributable to increased production activity net of volume-related production costs. Offsetting these favorable items were a $1.3 million adverse currency impact due to the changes in the value of the Mexican peso and a $4.5 million increase in costs primarily related to labor and benefits, repair and maintenance, direct materials, bad debt expense and commissions.

Segment EBIT — Other Operations

Segment EBIT increased by $0.2 million, or 6.4 percent, to $3.1 million for the first quarter of 2012, compared to $2.9 million in the prior year period. Segment EBIT as a percentage of net sales increased to 18.3 percent for the quarter ended March 31, 2012, compared to 15.0 percent in the prior year quarter. Increased sales to World Tableware and Syracuse China customers, partially offset by $0.6 million of Segment EBIT related to Traex included in the first quarter of 2011, contributed to the increased Segment EBIT.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $3.1 million in the first quarter of 2012, to $24.9 million, compared to $21.8 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 13.2 percent in the first quarter of 2012, from 12.0 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under EBIT.

Adjusted EBITDA

Adjusted EBITDA increased by $3.7 million in the first quarter of 2012, to $24.9 million, compared to $21.2 million (including a $0.7 million contribution related to Traex) in the first quarter of 2011. As a percentage of net sales, Adjusted EBITDA was 13.2 percent for the first quarter of 2012, compared to 11.7 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under EBITDA and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(dollars in thousands)	2012	2011
Net income (loss)	$641	$(1,001)
Add: Interest expense	10,408	11,583
Add: Provision for income taxes	3,290	314
Earnings before interest and income taxes (EBIT)	14,339	10,896
Add: Depreciation and amortization	10,536	10,881
Earnings before interest, taxes, deprecation and amortization (EBITDA)	24,875	21,777
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	—	2,803
Facility closure charges (see note 5) (2)	—	51
Gain on sale of land at Libbey Holland facility	—	(3,445)
Adjusted EBITDA	$24,875	$21,186
____________________________________

(1)	Loss on redemption of debt relates to the write-off of finance fees, discounts and a call premium on the redemption of $40.0 million of the Senior Secured Notes in March 2011.

(2)	Facility closure charges relate to the closure of our Syracuse, New York manufacturing facility.
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

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $0.6 million, or $0.03 per diluted share, in the first quarter of 2012, compared to a loss of $(1.0) million, or $(0.05) per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 0.3 percent in the first quarter of 2012, compared to (0.6) percent in the year-ago quarter. The increase in net income (loss) and diluted net income (loss) per share is generally due to the factors discussed under EBIT above and a $1.2 million reduction in interest expense, partially offset by a $3.0 million increase in the provision for income taxes. The reduction in interest expense is primarily the result of the $40.0 million debt repayment completed in March 2011. The effective tax rate increased to 83.7 percent for the first quarter of 2012, compared to a negative 45.7 percent in year-ago quarter, primarily as a result of required increases in tax reserves. The effective tax rate was also influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2012, we had no borrowings outstanding under our ABL Facility, although we had $10.4 million of letters of credit issued under that facility. As a result, we had $64.3 million of unused availability remaining under the ABL Facility at March 31, 2012. In addition, we had $32.8 million of cash on hand at March 31, 2012.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

On April 18, 2012, Libbey China pre-paid the July 2013 scheduled principal payment of RMB 60.0 million (approximately $9.5 million), incurring no fees, penalties or change in the remaining payment schedule.

It is our intent for Libbey Glass to redeem an additional $40.0 million of the outstanding Senior Secured Notes prior to the end of the second quarter of 2012.

On April 30, 2012, we announced that Libbey Glass commenced a cash tender offer to purchase up to $320.0 million of its outstanding $360.0 million aggregate principal amount of Senior Secured Notes. In conjunction with the tender offer, Libbey Glass is also soliciting consents for certain proposed amendments to the New Notes Indenture. The tender offer and consent solicitation are conditioned upon receiving the requisite consents required under the New Notes Indenture, the successful consummation of a new debt financing on terms and conditions satisfactory to us, amendments to the ABL Facility and other customary conditions.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2012	December 31, 2011
Accounts receivable — net	$86,862	$88,045
DSO (1)	38.5	39.3
Inventories — net	$159,127	$145,859
DIO (2)	70.5	65.2
Accounts payable	$54,285	$58,759
DPO (3)	24.1	26.3
Working capital (4)	$191,704	$175,145
DWC (5)	84.9	78.2
Percentage of net sales	23.3%	21.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $191.7 million at March 31, 2012, an increase of $16.6 million from December 31, 2011. Our working capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. In the first quarter of 2012, our increase is primarily due to higher inventories, as we began to experience the effects of both higher sales and production levels. The impact of currency increased total working capital by $4.8 million at March 31, 2012, primarily driven by the Mexican peso and the Euro. As a result of the factors described above, working capital as a percentage of last twelve-month net sales increased to 23.3 percent at March 31, 2012 from 21.4 percent at December 31, 2011, but improved from 24.7 percent at March 31, 2011.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2012	December 31, 2011
Borrowings under ABL Facility	floating		April 29, 2016	$—	$—
Senior Secured Notes	10.00%	(1)	February 15, 2015	360,000	360,000
Promissory Note	6.00%		April, 2012 to September, 2016	1,060	1,111
Notes Payable	floating		April 2012	—	339
RMB Loan Contract	floating		July, 2013 to January, 2014	28,512	28,332
BES Euro Line	floating		December, 2012 to December, 2013	8,070	7,835
Total borrowings				397,642	397,617
Less — unamortized discount				3,956	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				3,637	4,043
Total borrowings — net (2)				$397,323	$397,360
____________________________________

(1)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $397.6 million at March 31, 2012 and December 31, 2011. Two slight increases in borrowings were the result of fluctuating exchange rates on our RMB and Euro denominated borrowings, offset by the reduction in our notes payable and Laredo warehouse promissory note.

Of our total borrowings, $116.6 million, or approximately 29.3 percent, were subject to variable interest rates at March 31, 2012. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.2 million on an annual basis.

Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $1.0 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the first quarter of 2012 and 2011.

	Three months ended March 31,
(dollars in thousands)	2012	2011
Net cash used in operating activities	$(19,098)	$(23,080)
Capital expenditures	(6,446)	(8,506)
Proceeds from asset sales and other	180	4,602
Free Cash Flow (1)	$(25,364)	$(26,984)
________________________________________
(1) We define Free Cash Flow as net cash used in operating activities less capital expenditures plus proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.
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

Our net cash used in operating activities was $(19.1) million in the first quarter of 2012, compared to net cash used in operating activities of $(23.1) million in the year-ago quarter, an improvement of $4.0 million. The major factors impacting cash flow from operations were improvements of $1.6 million in net income, $0.2 million from working capital (discussed above), a $3.4 million change in gain on asset sales and disposals, and a $6.3 million change in income taxes, offset by the unfavorable cash flow impact of $2.8 million from items related to our debt transactions, $4.0 million in changes in pension and non-pension postretirement benefits and $1.1 million in accrued liabilities and prepaid expenses.

Our net cash used in investing activities was $(6.3) million and $(3.9) million in the first quarter of 2012 and 2011, respectively. The first quarter of 2011 included $4.6 million in proceeds on the sale of land at our Libbey Holland facility and the vacant property in Syracuse, New York. Offsetting this was a reduction in capital expenditures of $2.1 million in the first quarter of 2012 as compared to the prior year quarter.

Net cash used in financing activities was $(0.4) million in the first quarter of 2012, compared to $(36.5) million in the year-ago quarter. First quarter 2012 reflects other debt payments of $0.4 million. During the first quarter of 2011, we redeemed $40.0 million of our Senior Secured Notes and paid a related call premium of $1.2 million, partially offset by $4.4 million of borrowings on our ABL facility and $0.5 million of stock options exercised.

At March 31, 2012 our cash balance was $32.8 million, a decrease of $25.5 million from $58.3 million at December 31, 2011.

Our Free Cash Flow was $(25.4) million during the first quarter of 2012, compared to $(27.0) million in the year-ago quarter, an improvement of $1.6 million. The primary contributors to this change were the improvement in cash flow from operating activities and a decrease in capital expenditures in the current period, offset by the prior year cash proceeds on the sale of land, as discussed above.

Derivatives

We have an Interest Rate Protection Agreement (Rate Agreement) with respect to $80.0 million of debt in order to convert a portion of the Senior Secured Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at March 31, 2012 was 7.79 percent per year. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to this Rate Agreement was to fail to perform, the Rate Agreement would no longer provide the desired result. The counterparty was rated AA- at March 31, 2012, by Standard and Poor’s. Although this Rate Agreement was set to expire on February 15, 2015, we terminated it on April 18, 2012. See note 16 for additional information.

The fair market value for the Rate Agreement at March 31, 2012, was a $3.6 million asset. The fair value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2012, we had commodity futures contracts for 2,730,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(4.4) million liability. We have hedged a portion of our forecasted transactions through June 2013. At December 31, 2011, we had commodity futures contracts for 3,070,000 million BTUs of natural gas with a fair market value of a $(3.7) million liability. The counterparties for these derivatives were rated BBB+ or better as of March 31, 2012, by Standard & Poor’s.

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

Interest Rates

We have an Interest Rate Agreement (Rate Agreement) with respect to $80.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at March 31, 2012 is 7.79 percent per year. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 10.0 percent. If the counterparty to the Rate Agreement were to fail to perform, the Rate Agreement would no longer provide the desired results. The counterparty was rated AA- as of March 31, 2012 by Standard and Poor’s. Although this Rate Agreement was set to expire on February 15, 2015, we terminated it on April 18, 2012. See note 16 for additional information.

Natural Gas

We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of March 31, 2012.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2012	—	—	—	1,000,000
February 1 to February 29, 2012	—	—	—	1,000,000
March 1 to March 31, 2012	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the three months ended March 31, 2012. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

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

4.6
Amendment No. 1 to Amended and Restated Credit Agreement dated as of January 14, 2011 among Libbey Glass Inc. and Libbey Europe B.V. as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.6 to Libbey Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

4.7
Amendment No. 2 to the Amended and Restated Credit Agreement dated as of April 29, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

4.8
Amendment No. 3 to Amended and Restated Credit Agreement dated as of September 14, 2011 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.8 to Libbey Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

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

10.21
Employment Agreement dated as of June 22, 2011 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.30 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.22
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

10.24
Form of Indemnity Agreement dated as of February 7, 2012 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.25 to Libbey Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	May 7, 2012	by:	/s/ Richard I. Reynolds
Richard I. Reynolds
Executive Vice President, Chief Financial Officer