Form 10-Q
period 2012-06-30
LIBBEY INC
filed 2012-08-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Common Stock, $.01 par value 20,587,968 shares at July 31, 2012.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,
	2012	2011
Net sales	$209,247	$214,013
Freight billed to customers	759	838
Total revenues	210,006	214,851
Cost of sales	153,659	165,015
Gross profit	56,347	49,836
Selling, general and administrative expenses	27,378	25,224
Special charges	—	(100)
Income from operations	28,969	24,712
Loss on redemption of debt	(31,075)	—
Other income	427	3,064
(Loss) earnings before interest and income taxes	(1,679)	27,776
Interest expense	9,957	10,787
(Loss) income before income taxes	(11,636)	16,989
(Benefit) provision for income taxes	(1,493)	1,583
Net (loss) income	$(10,143)	$15,406

Net (loss) income per share:
Basic	$(0.49)	$0.77
Diluted	$(0.49)	$0.74
Dividends per share	$—	$—

Comprehensive income (loss)	$(9,620)	$26,432
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)
(unaudited)

	Six months ended June 30,
	2012	2011
Net sales	$397,076	$395,028
Freight billed to customers	1,467	1,249
Total revenues	398,543	396,277
Cost of sales	299,140	310,295
Gross profit	99,403	85,982
Selling, general and administrative expenses	55,504	50,626
Special charges	—	(49)
Income from operations	43,899	35,405
Loss on redemption of debt	(31,075)	(2,803)
Other (expense) income	(164)	6,070
Earnings before interest and income taxes	12,660	38,672
Interest expense	20,365	22,370
(Loss) income before income taxes	(7,705)	16,302
Provision for income taxes	1,797	1,897
Net (loss) income	$(9,502)	$14,405

Net (loss) income per share:
Basic	$(0.46)	$0.72
Diluted	$(0.46)	$0.69
Dividends per share	$—	$—

Comprehensive income (loss)	$(3,867)	$34,753

See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$19,577	$58,291
Accounts receivable — net	87,650	88,045
Inventories — net	167,037	145,859
Prepaid and other current assets	7,246	9,701
Total current assets	281,510	301,896
Pension asset	25,237	17,485
Purchased intangible assets — net	20,545	21,200
Goodwill	166,572	166,572
Derivative asset	10	3,606
Other assets	19,595	14,674
Total other assets	231,959	223,537
Property, plant and equipment — net	254,680	264,718
Total assets	$768,149	$790,151

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$—	$339
Accounts payable	54,065	58,759
Salaries and wages	29,050	34,834
Accrued liabilities	50,392	53,927
Accrued income taxes	1,825	—
Pension liability (current portion)	2,168	5,990
Non-pension postretirement benefits (current portion)	4,721	4,721
Derivative liability	2,011	3,390
Deferred income taxes	3,192	3,340
Long-term debt due within one year	3,737	3,853
Total current liabilities	151,161	169,153
Long-term debt	473,858	393,168
Pension liability	39,511	122,145
Non-pension postretirement benefits	69,595	68,496
Other long-term liabilities	10,042	9,409
Total liabilities	744,167	762,371

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 20,579,624 shares issued at June 30, 2012 and 20,342,342 at December 31, 2011	206	203
Capital in excess of par value	311,051	310,985
Retained deficit	(164,538)	(155,036)
Accumulated other comprehensive loss	(122,737)	(128,372)
Total shareholders’ equity	23,982	27,780
Total liabilities and shareholders’ equity	$768,149	$790,151

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2012	2011
Operating activities:
Net (loss) income	$(10,143)	$15,406
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,288	11,027
Loss (gain) on asset sales and disposals	168	(3,436)
Change in accounts receivable	(2,078)	(4,216)
Change in inventories	(9,925)	(4,331)
Change in accounts payable	630	1,339
Accrued interest and amortization of discounts, warrants and finance fees	(279)	9,479
Call premium on 10% senior notes	23,602	—
Write-off of finance fee & discounts on senior notes and ABL	10,975	—
Pension & non-pension postretirement benefits	(82,019)	(507)
Restructuring charges	—	(421)
Accrued liabilities & prepaid expenses	7,308	9,476
Income taxes	(2,097)	(5,443)
Share-based compensation expense	1,138	1,140
Other operating activities	11	401
Net cash (used in) provided by operating activities	(52,421)	29,914

Investing activities:
Additions to property, plant and equipment	(5,386)	(9,892)
Net proceeds from sale of Traex	—	12,842
Proceeds from asset sales and other	239	597
Net cash (used in) provided by investing activities	(5,147)	3,547

Financing activities:
Net (repayments) on ABL credit facility	—	(2,245)
Other repayments	(9,568)	(49)
Proceeds from 6.875% senior notes	450,000	—
Payments on 10% senior notes	(360,000)	—
Call premium on 10% senior notes	(23,602)	—
Stock options exercised	12	3
Debt issuance costs and other	(12,154)	(327)
Net cash provided by (used in) financing activities	44,688	(2,618)

Effect of exchange rate fluctuations on cash	(361)	354
(Decrease) increase in cash	(13,241)	31,197
Cash at beginning of period	32,818	13,112
Cash at end of period	$19,577	$44,309

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,494	$1,139
Cash paid during the period for income taxes	$306	$3,208
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net (loss) income	$(9,502)	$14,405
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,824	21,908
Loss (gain) on asset sales and disposals	167	(6,796)
Change in accounts receivable	(474)	(4,802)
Change in inventories	(22,091)	(19,072)
Change in accounts payable	(4,588)	672
Accrued interest and amortization of discounts, warrants and finance fees	(7,654)	826
Call premium on 10% senior notes	23,602	1,203
Write-off of finance fee & discounts on senior notes and ABL	10,975	1,600
Pension & non-pension postretirement benefits	(82,579)	2,944
Restructuring charges	—	(566)
Accrued liabilities & prepaid expenses	(2,028)	1,209
Income taxes	(120)	(9,746)
Share-based compensation expense	1,865	1,967
Other operating activities	84	1,082
Net cash (used in) provided by operating activities	(71,519)	6,834

Investing activities:
Additions to property, plant and equipment	(11,832)	(18,398)
Net proceeds from sale of Traex	—	12,842
Proceeds from asset sales and other	419	5,199
Net cash used in investing activities	(11,413)	(357)

Financing activities:
Net borrowings on ABL credit facility	—	2,105
Other repayments	(9,962)	(97)
Proceeds from 6.875% senior notes	450,000	—
Payments on 10% senior notes	(360,000)	(40,000)
Call premium on 10% senior notes	(23,602)	(1,203)
Stock options exercised	40	478
Debt issuance costs and other	(12,154)	(443)
Net cash provided by (used in) financing activities	44,322	(39,160)

Effect of exchange rate fluctuations on cash	(104)	734
Decrease in cash	(38,714)	(31,949)
Cash at beginning of period	58,291	76,258
Cash at end of period	$19,577	$44,309

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,225	$21,310
Cash paid during the period for income taxes	$1,191	$7,688
See accompanying notes

Libbey Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of the Business

Libbey is the leading producer of glass tableware products in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We design and market an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware to a broad group of customers in the foodservice, retail and business-to-business markets. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands (Libbey Holland), Portugal (Libbey Portugal), China (Libbey China) and Mexico (Libbey Mexico). Until April 28, 2011, we also owned and operated a plastics plant in Wisconsin. On April 28, 2011, we sold substantially all of the assets of the Traex® plastics product line, including the Traex name®, to the Vollrath Company. In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

Our shares are traded on the NYSE MKT exchange under the ticker symbol LBY.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)

Net sales in our Condensed Consolidated Statements of Comprehensive Income (Loss) include revenue earned when products are shipped and title and risk of loss have passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs and other costs.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Stock-based compensation expense	$1,138	$1,140	$1,865	$1,967

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, ASU 2011-05 was modified by the issuance of Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12), which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at June 30, 2012.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the qualitative factors result in the fair value exceeding the carrying value of a reporting unit, then performing the two-step impairment test is unnecessary. This update is effective for periods beginning after December 15, 2011. The provisions of this update did not have any impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount. If the qualitative factors result in the fair value exceeding the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the provisions of the update to have any impact on our Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation used in the current period financial statements. We revised the classification of the call premium on the senior notes and included the cash flow effect within the financing activities.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2012	December 31, 2011
Accounts receivable:
Trade receivables	$86,266	$86,523
Other receivables	1,384	1,522
Total accounts receivable, less allowances of $5,755 and $5,307	$87,650	$88,045

Inventories:
Finished goods	$149,945	$129,091
Work in process	1,077	1,132
Raw materials	4,505	4,369
Repair parts	10,140	9,778
Operating supplies	1,370	1,489
Total inventories, less allowances of $4,093 and $4,808	$167,037	$145,859

Prepaid and other current assets:
Value added tax	$3,426	$1,834
Prepaid expenses	3,784	4,653
Refundable, deferred and prepaid income taxes	—	3,107
Derivative asset	36	107
Total prepaid and other current assets	$7,246	$9,701

Other assets:
Deposits	$763	$733
Finance fees — net of amortization	14,329	9,427
Deferred taxes	585	567
Other assets	3,918	3,947
Total other assets	$19,595	$14,674

Accrued liabilities:
Accrued incentives	$22,841	$16,621
Workers compensation	8,125	8,484
Medical liabilities	3,853	3,607
Interest	3,510	13,008
Commissions payable	1,578	1,137
Contingency liability	2,719	2,719
Other accrued liabilities	7,766	8,351
Total accrued liabilities	$50,392	$53,927

Other long-term liabilities:
Deferred liability	$5,147	$4,070
Derivative liability	188	298
Other long-term liabilities	4,707	5,041
Total other long-term liabilities	$10,042	$9,409

4.	Borrowings

On May 18, 2012, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass Inc. (Libbey Glass) and Libbey Europe B.V. (Libbey Europe). The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $450.0 million in aggregate principal amount of 6.875 percent Senior Secured Notes of Libbey Glass due 2020 (New Senior Secured Notes);

•	the repurchase and cancellation of $320.0 million of Libbey Glass’s then outstanding 10.0 percent Senior Secured Notes due 2015 (Old Senior Secured Notes); and

•	the redemption of $40.0 million of Libbey Glass's then outstanding 10.0 percent Old Senior Secured Notes (completed June 29, 2012).

We used the proceeds of the offering of the New Senior Secured Notes to fund the repurchase and redemption of $320.0 million of the Old Senior Secured Notes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA.

On June 29, 2012, we used the remaining proceeds of the New Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of Old Senior Secured Notes and to pay related fees.

The above transactions included charges of $23.6 million for an early call premium and $11.0 million for the write off of the remaining financing fees and discounts from the Old Senior Secured Notes and were considered in the computation of the loss on redemption of debt.

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2012	December 31, 2011
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
New Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	—
Old Senior Secured Notes	10.00%		February 15, 2015	—	360,000
Promissory Note	6.00%		July, 2012 to September, 2016	1,008	1,111
Notes Payable	floating		July 2012	—	339
RMB Loan Contract	floating		December, 2013 to January, 2014	19,020	28,332
BES Euro Line	floating		December, 2012 to December, 2013	7,610	7,835
Total borrowings				477,638	397,617
Less — unamortized discount				—	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(43)	4,043
Total borrowings — net				477,595	397,360
Less — long term debt due within one year				3,737	4,192
Total long-term portion of borrowings — net				$473,858	$393,168
_____________________________

(1)	See Interest Rate Agreements under “New Senior Secured Notes” below and in note 9.

Amended and Restated ABL Credit Agreement

Pursuant to the refinancing, Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 and amended as of April 29, 2011 and May 18, 2012 (as amended, the ABL Facility), with a group of four financial institutions. The ABL Facility provides for borrowings of up to $100.0 million, subject to certain borrowing base limitations, reserves and outstanding letters of credit.

All borrowings under the ABL Facility are secured by:

•	a first-priority security interest in substantially all of the existing and future personal property of Libbey Glass and its domestic subsidiaries (Credit Agreement Priority Collateral);

•	a first-priority security interest in:

•	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries;

•	100 percent of the non-voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries; and

•	65 percent of the voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries

•	a first priority security interest in substantially all proceeds and products of the property and assets described above; and

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

Swingline borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.75 percent and 1.75 percent, respectively, at June 30, 2012. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at June 30, 2012. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at June 30, 2012, or at December 31, 2011. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million and mark-to-market reserves for natural gas contracts of $1.9 million as of June 30, 2012. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At June 30, 2012, we had $9.5 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $75.6 million at June 30, 2012, compared to $63.8 million under the ABL Facility at December 31, 2011.

New Senior Secured Notes

On May 18, 2012, Libbey Glass closed its offering of the $450.0 million New Senior Secured Notes. The notes offering was issued at par and had related fees of approximately $13.1 million. These fees will be amortized to interest expense over the life of the notes.

The New Senior Secured Notes were issued pursuant to an Indenture, dated May 18, 2012 (New Notes Indenture), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and The Bank of New York Mellon Trust Company, N.A., as trustee (New Notes Trustee) and collateral agent. Under the terms of the New Notes Indenture, the New Senior Secured Notes bear interest at a rate of 6.875 percent per year and will mature on May 15, 2020. Although the New Notes Indenture does not contain financial covenants, the New Notes Indenture contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends, make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.

The New Notes Indenture provides for customary events of default. In the case of an event of default arising from bankruptcy or insolvency as defined in the New Notes Indenture, all outstanding New Senior Secured Notes will become due and payable immediately without further action or notice. If any other event of default under the New Notes Indenture occurs or is continuing, the New Notes Trustee or holders of at least 25 percent in aggregate principal amount of the then outstanding New Senior Secured Notes may declare all the New Senior Secured Notes to be due and payable immediately.

The New Senior Secured Notes and the related guarantees under the New Notes Indenture are secured by (i) first priority liens on the New Notes Priority Collateral and (ii) second priority liens on the Credit Agreement Priority Collateral.

In connection with the sale of the New Senior Secured Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated May 18, 2012 (Registration Rights Agreement), under which they agreed to make an offer to exchange the New Senior Secured Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the New Senior Secured Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of New Senior Secured Notes to resell their respective New Senior Secured Notes to the public.

Prior to May 15, 2015, we may redeem in the aggregate up to 35 percent of the New Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.875 percent of the principal amount, provided that at least 65 percent of the original principal amount of the New Senior Secured Notes must remain outstanding after each redemption and that each redemption occurs within 90 days of the closing of the equity offering. In addition, prior to May 15, 2015, but not more than once in any twelve-month period, we may redeem up to 10 percent of the New Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest. The New Senior Secured Notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2015 at set redemption prices together with accrued and unpaid interest.

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our Old Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Old Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Old Rate Agreement at April 18, 2012, excluding applicable fees, was 7.79 percent. Total remaining Old Senior Secured Notes not covered by the Old Rate Agreement had a fixed interest rate of 10.0 percent per year. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the Old Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss).

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of our New Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at June 30, 2012, excluding applicable fees, is 5.73 percent. This New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of June 30, 2012, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Fair market value of Rate Agreements - (liability) asset	$(188)	$3,606
Adjustment to (decrease) increase the carrying value of the related long-term debt	$(43)	$4,043

The net impact recorded on the Condensed Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
(Expense) income on hedging activities in other (expense) income	$(173)	$(144)	$246	$492
Income on hedging activities in loss on redemption of debt	$3,502	$—	$3,502	$—

The fair value of the Old and New Rate Agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2012, we had $1.0 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At June 30, 2012, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $39.6 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2012, the annual interest rate was 6.35 percent. As of June 30, 2012, the outstanding balance was RMB 120.0 million (approximately $19.0 million). Interest is payable quarterly. We pre-paid the July 20, 2012 principal payment of RMB 30.0 million (approximately $4.8 million) in September 2011, the December 20, 2012 principal payment of RMB 40.0 million (approximately $6.3 million) in November 2011, and the July 20, 2013 principal payment of RMB 60.0 million (approximately $9.5 million) in April 2012. Principal payments in the amount of RMB 60.0 million (approximately $9.5 million) are due on December 20, 2013, and January 20, 2014. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

BES Euro Line

In January 2007, Crisal entered into a seven-year €11.0 million line of credit (approximately $13.8 million) with Banco Espírito Santo, S.A. (BES). The $7.6 million outstanding at June 30, 2012, was the U.S. dollar equivalent of the €6.1 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €2.8 million (approximately $3.5 million) is due in December 2012 and payment of €3.3 million (approximately $4.2 million) is due in December 2013. Interest with respect to the line is paid semi-annually.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. Our $450.0 million New Senior Secured Notes had an estimated fair value of $464.6 million at June 30, 2012. The Old Senior Secured Notes had an estimated fair value of $385.2 million at December 31, 2011. The fair value of the remainder of our debt approximates carrying value at June 30, 2012 and December 31, 2011 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2012 we had no borrowings under our ABL Facility, although we had $9.5 million of letters of credit issued under that facility. As a result, we had $75.6 million of unused availability remaining under the ABL Facility at June 30, 2012. In addition, we had $19.6 million of cash on hand at June 30, 2012.

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

Since the activities related to our closure of the Syracuse China manufacturing facility were complete as of March 31, 2011, no additional charges were incurred for the three months ended June 30, 2011. We incurred charges of approximately $0.1 million in the six months ended June 30, 2011 related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Condensed Consolidated Statement of Comprehensive Income (Loss) as detailed in the table below.

	Six months ended June 30, 2011
(dollars in thousands)	Glass Operations	Other Operations	Total
Employee termination cost & other	$—	$167	$167
Building site clean-up & fixed asset write-down	—	(116)	(116)
Included in special charges	—	51	51
Total pretax charge	$—	$51	$51

Fixed Asset and Inventory Write-down

In August 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business. See Form 10-K for the year ended December 31, 2011 for further discussion. During the three months and six months ended June 30, 2011, we recorded a $0.1 million income adjustment in the Glass Operations segment. The activities related to our write-down of decorating fixed assets and inventory were complete in the third quarter of 2011.

6.	Income Taxes

Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures. At June 30, 2012 and December 31, 2011, we had $2.2 million and $1.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. A tax benefit of $4.2 million was recorded in our income tax provision for the three months and six months ended June 30, 2012. There was no similar tax benefit recorded for the three months and six months ended June 30, 2011. Depending upon the level of our future earnings and losses and their impact on other comprehensive income, it is possible that a tax benefit may be recorded, changed, or reversed in future periods.

Further, our current and future provision for income taxes for 2012 is significantly impacted by valuation allowances. In the

United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets. We did not release any valuation allowance for the three months and six months ended June 30, 2012, or the three months and six months ended June 30, 2011. In assessing the need for recording a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, and whether there was an unusual, infrequent or extraordinary item to be considered. Based on our analysis of all available evidence, we intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized; however, based upon management's assessment, a release of the valuation allowance in China could occur during the next six months. The required accounting for the potential release would have significant deferred tax consequences and would impact earnings in the quarter in which the allowance is released.

Income tax payments consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Total income tax payments, net of refunds	$1,122	$4,579	$2,615	$11,186
Less: credits or offsets	816	1,371	1,424	3,498
Cash paid, net	$306	$3,208	$1,191	$7,688

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$1,370	$1,314	$548	$457	$1,918	$1,771
Interest cost	3,827	3,940	1,178	1,361	5,005	5,301
Expected return on plan assets	(4,461)	(4,259)	(583)	(625)	(5,044)	(4,884)
Amortization of unrecognized:
Prior service cost	522	541	62	90	584	631
Loss	1,719	1,112	124	134	1,843	1,246
Settlement charge	37	—	—	—	37	—
Pension expense	$3,014	$2,648	$1,329	$1,417	$4,343	$4,065

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$2,925	$2,746	$990	$885	$3,915	$3,631
Interest cost	7,846	8,028	2,434	2,621	10,280	10,649
Expected return on plan assets	(8,946)	(8,572)	(1,190)	(1,190)	(10,136)	(9,762)
Amortization of unrecognized:
Prior service cost	1,043	1,082	128	172	1,171	1,254
Loss	3,520	2,330	259	260	3,779	2,590
Settlement charge	457	—	—	—	457	—
Pension expense	$6,845	$5,614	$2,621	$2,748	$9,466	$8,362

During the first half of 2012, we incurred pension settlement charges totaling $0.5 million. The pension settlement charges were triggered by an excess lump sum distribution, which required us to record unrecognized gains and losses in our pension plan accounts.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$367	$306	$1	$1	$368	$307
Interest cost	856	891	26	33	882	924
Amortization of unrecognized:
Prior service cost	106	106	—	—	106	106
Loss / (gain)	229	264	(1)	(4)	228	260
Non-pension postretirement benefit expense	$1,558	$1,567	$26	$30	$1,584	$1,597

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$735	$679	$1	$1	$736	$680
Interest cost	1,713	1,816	52	62	1,765	1,878
Amortization of unrecognized:
Prior service cost	211	211	—	—	211	211
Loss / (gain)	458	554	(1)	(8)	457	546
Non-pension postretirement benefit expense	$3,117	$3,260	$52	$55	$3,169	$3,315

In May 2012, we used a portion of the proceeds of our debt refinancing to contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. The 2012 pension expense calculation was not adjusted as a result of this discretionary contribution as it was not contemplated in the assumption set used for the expense determination for the year. We have contributed $85.8 million and $94.8 million of cash into our pension plans (including the $79.7 million contribution made to the U.S. pension plans in May 2012) for the three months and six months ended June 30, 2012, respectively. Pension contributions for the remainder of 2012 are estimated to be $1.7 million. Our 2012 estimate of non-pension payments was $4.7 million, and we have paid $1.0 million and $1.4 million for the three and six months ended June 30, 2012, respectively.

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

8.	Net (Loss) Income per Share of Common Stock

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2012	2011	2012	2011
Numerators for earnings per share —
—Net (loss) income that is available to common shareholders	$(10,143)	$15,406	$(9,502)	$14,405
Denominator for basic earnings per share —
Weighted average shares outstanding	20,837,843	20,099,003	20,803,629	20,027,493
Effect of stock options and restricted stock units	—	627,566	—	642,300
Effect of warrants	—	134,877	—	142,577
Total effect of dilutive securities (1)	—	762,443	—	784,877
Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	20,837,843	20,861,446	20,803,629	20,812,370
Basic (loss) earnings per share	$(0.49)	$0.77	$(0.46)	$0.72
Diluted (loss) earnings per share	$(0.49)	$0.74	$(0.46)	$0.69
______________________________
(1) The effect of employee stock options and restricted stock units, 437,680 and 424,483 shares for the three months and six months ended June 30, 2012, respectively, were anti-dilutive and thus not included in the earnings per share calculation. This amount would have been dilutive if not for the net loss.

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$—	Derivative asset	$3,606
Natural gas contracts	Derivative asset	10	Derivative asset	—
Total designated		10		3,606
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	36	Prepaid and other current assets	107
Total undesignated		36		107
Total		$46		$3,713

	Liability Derivatives:
(dollars in thousands)	June 30, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability	$2,011	Derivative liability	$3,390
Natural gas contracts	Other long-term liabilities	—	Other long-term liabilities	298
Interest rate contract	Other long-term liabilities	188	Other long-term liabilities	—
Total designated		2,199		3,688
Derivatives not designated as hedging instruments under FASB ASC 815:
Total undesignated		—		—
Total		$2,199		$3,688

Interest Rate Swaps as Fair Value Hedges

We had an interest rate swap agreement in place through April 18, 2012 (Old Rate Agreement) with a notional amount of $80.0 million. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the Old Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Condensed Consolidated Statements of Comprehensive Income (Loss).

On June 18, 2012, we entered into an interest rate swap agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The swap was executed in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt.

Our fixed-to-floating interest rate swaps are designated and qualify as a fair value hedges. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk, are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other (expense) income, along with the offsetting loss or gain on the related interest rate swap on the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Interest rate swap	$(352)	$1,443	$(339)	$799
Related long-term debt	3,681	(1,587)	4,087	(307)
Net impact	$3,329	$(144)	$3,748	$492

The gain or loss on the hedged long-term debt netted with the offsetting loss or gain on the related interest rate swap was recorded on the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Loss on redemption of debt	$3,502	$—	$3,502	$—
Other (expense) income	(173)	(144)	246	492
Net impact	$3,329	$(144)	$3,748	$492

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of June 30, 2012, we had commodity contracts for 2,190,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2011, we had commodity contracts for 3,070,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at June 30, 2012. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Comprehensive Income (Loss). We paid additional cash of $1.7 million and $1.2 million in the three months ended June 30, 2012 and 2011, respectively, and $3.2 million and $2.0 million in the six months ended June 30, 2012 and 2011, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $2.0 million of expense in our Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$586	$(487)	$(1,518)	$(636)
Total	$586	$(487)	$(1,518)	$(636)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Comprehensive Income (Loss):

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2012	2011	2012	2011
Derivative:	Location:
Natural gas contracts	Cost of sales	$(1,736)	$(1,213)	$(3,196)	$(2,042)
Total impact on net (loss) income		$(1,736)	$(1,213)	$(3,196)	$(2,042)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. As of June 30, 2012 and December 31, 2011, we had contracts for C$3.7 million and C$3.9 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2012	2011	2012	2011
Derivative:	Location:
Currency contracts	Other (expense) income	$132	$128	$(30)	$(326)
Total		$132	$128	$(30)	$(326)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the New Rate Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of June 30, 2012, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Components of comprehensive income (loss), net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net (loss) income	$(10,143)	$15,406	$(9,502)	$14,405
Pension and other postretirement benefits, net of tax	4,630	7,696	6,837	9,808
Derivative instruments, net of tax	2,009	686	1,477	1,300
Foreign currency translation	(6,116)	2,644	(2,679)	9,240
Total comprehensive income (loss)	$(9,620)	$26,432	$(3,867)	$34,753

Accumulated other comprehensive loss, net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2011	$(4,005)	$(2,370)	$(121,997)	$(128,372)
Change	(2,679)	1,687	10,959	9,967
Tax effect	—	(210)	(4,122)	(4,332)
Balance on June 30, 2012	$(6,684)	$(893)	$(115,160)	$(122,737)

11.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the New Senior Secured Notes. The obligations of Libbey Glass under the New Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2012 and June 30, 2011.

At June 30, 2012, December 31, 2011 and June 30, 2011, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (dissolved in June of 2012 and known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)
(unaudited)

	Three months ended June 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$109,697	$19,765	$96,850	$(17,065)	$209,247
Freight billed to customers	—	130	191	438	—	759
Total revenues	—	109,827	19,956	97,288	(17,065)	210,006
Cost of sales	—	75,608	14,342	80,774	(17,065)	153,659
Gross profit	—	34,219	5,614	16,514	—	56,347
Selling, general and administrative expenses	—	17,482	1,886	8,010	—	27,378
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	16,737	3,728	8,504	—	28,969
Other income (expense)	—	(31,259)	(19)	630	—	(30,648)
Earnings (loss) before interest and income taxes	—	(14,522)	3,709	9,134	—	(1,679)
Interest expense	—	7,681	—	2,276	—	9,957
Income (loss) before income taxes	—	(22,203)	3,709	6,858	—	(11,636)
Provision (benefit) for income taxes	—	(2,661)	131	1,037	—	(1,493)
Net income (loss)	—	(19,542)	3,578	5,821	—	(10,143)
Equity in net income (loss) of subsidiaries	(10,143)	9,399	—	—	744	—
Net income (loss)	$(10,143)	$(10,143)	$3,578	$5,821	$744	$(10,143)

Comprehensive income (loss)	$(9,620)	$(9,620)	$3,818	$832	$4,970	$(9,620)

	Three months ended June 30, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,355	$20,431	$107,408	$(18,181)	$214,013
Freight billed to customers	—	203	376	259	—	838
Total revenues	—	104,558	20,807	107,667	(18,181)	214,851
Cost of sales	—	80,588	14,968	87,640	(18,181)	165,015
Gross profit	—	23,970	5,839	20,027	—	49,836
Selling, general and administrative expenses	—	13,655	2,143	9,426	—	25,224
Special charges	—	(100)	—	—	—	(100)
Income (loss) from operations	—	10,415	3,696	10,601	—	24,712
Other income (expense)	—	(222)	3,320	(34)	—	3,064
Earnings (loss) before interest and income taxes	—	10,193	7,016	10,567	—	27,776
Interest expense	—	7,897	—	2,890	—	10,787
Income (loss) before income taxes	—	2,296	7,016	7,677	—	16,989
Provision (benefit) for income taxes	—	1,252	(17)	348	—	1,583
Net income (loss)	—	1,044	7,033	7,329	—	15,406
Equity in net income (loss) of subsidiaries	15,406	14,362	—	—	(29,768)	—
Net income (loss)	$15,406	$15,406	$7,033	$7,329	$(29,768)	$15,406

Comprehensive income (loss)	$26,432	$26,432	$9,311	$7,883	$(43,626)	$26,432

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Six months ended June 30, 2012
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$203,177	37,210	190,009	(33,320)	$397,076
Freight billed to customers	—	296	374	797	—	1,467
Total revenues	—	203,473	37,584	190,806	(33,320)	398,543
Cost of sales	—	149,919	27,355	155,186	(33,320)	299,140
Gross profit	—	53,554	10,229	35,620	—	99,403
Selling, general and administrative expenses	—	35,424	3,402	16,678	—	55,504
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	18,130	6,827	18,942	—	43,899
Other income (expense)	—	(30,962)	(7)	(270)	—	(31,239)
Earnings (loss) before interest and income taxes	—	(12,832)	6,820	18,672	—	12,660
Interest expense	—	15,874	—	4,491	—	20,365
Income (loss) before income taxes	—	(28,706)	6,820	14,181	—	(7,705)
Provision (benefit) for income taxes	—	(2,436)	131	4,102	—	1,797
Net income (loss)	—	(26,270)	6,689	10,079	—	(9,502)
Equity in net income (loss) of subsidiaries	(9,502)	16,768	—	—	(7,266)	—
Net income (loss)	$(9,502)	$(9,502)	$6,689	$10,079	$(7,266)	$(9,502)

Comprehensive income (loss)	$(3,867)	$(3,867)	$7,053	$7,876	$(11,062)	$(3,867)

	Six months ended June 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194,924	$40,187	$190,752	$(30,835)	$395,028
Freight billed to customers	—	354	570	325	—	1,249
Total revenues	—	195,278	40,757	191,077	(30,835)	396,277
Cost of sales	—	155,451	29,838	155,841	(30,835)	310,295
Gross profit	—	39,827	10,919	35,236	—	85,982
Selling, general and administrative expenses	—	27,595	4,425	18,606	—	50,626
Special charges	—	(100)	51	—	—	(49)
Income (loss) from operations	—	12,332	6,443	16,630	—	35,405
Other income (expense)	—	(2,777)	3,354	2,690	—	3,267
Earnings (loss) before interest and income taxes	—	9,555	9,797	19,320	—	38,672
Interest expense	—	16,690	—	5,680	—	22,370
Income (loss) before income taxes	—	(7,135)	9,797	13,640	—	16,302
Provision (benefit) for income taxes	—	630	55	1,212	—	1,897
Net income (loss)	—	(7,765)	9,742	12,428	—	14,405
Equity in net income (loss) of subsidiaries	14,405	22,170	—	—	(36,575)	—
Net income (loss)	$14,405	$14,405	$9,742	$12,428	$(36,575)	$14,405

Comprehensive income (loss)	$34,753	$34,753	$9,781	$22,038	$(66,572)	$34,753

Libbey Inc.
Condensed Consolidating Balance Sheet

	June 30, 2012 (unaudited)
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$(211)	$66	$19,722	$—	$19,577
Accounts receivable — net	—	38,267	5,033	44,350	—	87,650
Inventories — net	—	59,858	17,227	89,952	—	167,037
Other current assets	—	11,676	132	9,476	(14,038)	7,246
Total current assets	—	109,590	22,458	163,500	(14,038)	281,510
Other non-current assets	—	25,751	433	25,645	(6,987)	44,842
Investments in and advances to subsidiaries	23,982	350,559	212,051	(18,409)	(568,183)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	147,937	—	187,117
Total other assets	23,982	403,143	224,831	155,173	(575,170)	231,959
Property, plant and equipment — net	—	73,204	330	181,146	—	254,680
Total assets	$23,982	$585,937	$247,619	$499,819	$(589,208)	$768,149

Accounts payable	$—	$11,573	$3,141	$39,351	$—	$54,065
Accrued and other current liabilities	—	54,325	18,345	32,190	(11,501)	93,359
Notes payable and long-term debt due within one year	—	215	—	3,522	—	3,737
Total current liabilities	—	66,113	21,486	75,063	(11,501)	151,161
Long-term debt	—	450,750	—	23,108	—	473,858
Other long-term liabilities	—	78,407	6,476	43,789	(9,524)	119,148
Total liabilities	—	595,270	27,962	141,960	(21,025)	744,167
Total shareholders’ equity (deficit)	23,982	(9,333)	219,657	357,859	(568,183)	23,982
Total liabilities and shareholders’ equity (deficit)	$23,982	$585,937	$247,619	$499,819	$(589,208)	$768,149

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$39,249	$155	$18,887	$—	$58,291
Accounts receivable — net	—	39,707	3,223	45,115	—	88,045
Inventories — net	—	48,077	17,009	80,773	—	145,859
Other current assets	—	16,913	747	7,432	(15,391)	9,701
Total current assets	—	143,946	21,134	152,207	(15,391)	301,896
Other non-current assets	—	25,138	8	18,380	(7,761)	35,765
Investments in and advances to subsidiaries	27,780	336,596	210,876	(10,116)	(565,136)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	148,592	—	187,772
Total other assets	27,780	388,567	223,231	156,856	(572,897)	223,537
Property, plant and equipment — net	—	75,951	416	188,351	—	264,718
Total assets	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Accounts payable	$—	$14,290	$1,840	$42,629	$—	$58,759
Accrued and other current liabilities	—	67,665	20,860	33,068	(15,391)	106,202
Notes payable and long-term debt due within one year	—	227	—	3,965	—	4,192
Total current liabilities	—	82,182	22,700	79,662	(15,391)	169,153
Long-term debt	—	360,626	—	32,542	—	393,168
Other long-term liabilities	—	156,232	17,156	34,423	(7,761)	200,050
Total liabilities	—	599,040	39,856	146,627	(23,152)	762,371
Total shareholders’ equity (deficit)	27,780	9,424	204,925	350,787	(565,136)	27,780
Total liabilities and shareholders’ equity (deficit)	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Three months ended June 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(10,143)	$(10,143)	$3,578	$5,821	$744	$(10,143)
Depreciation and amortization	—	3,469	18	6,801	—	10,288
Other operating activities	10,143	(56,501)	(3,687)	(1,777)	(744)	(52,566)
Net cash provided by (used in) operating activities	—	(63,175)	(91)	10,845	—	(52,421)
Additions to property, plant & equipment	—	(1,133)	—	(4,253)	—	(5,386)
Other investing activities	—	—	—	239	—	239
Net cash (used in) investing activities	—	(1,133)	—	(4,014)	—	(5,147)
Net borrowings (repayments)	—	89,949	—	(9,517)	—	80,432
Other financing activities	—	(35,744)	—	—	—	(35,744)
Net cash provided by (used in) financing activities	—	54,205	—	(9,517)	—	44,688
Exchange effect on cash	—	—	—	(361)	—	(361)
Increase (decrease) in cash	—	(10,103)	(91)	(3,047)	—	(13,241)
Cash at beginning of period	—	9,892	157	22,769	—	32,818
Cash at end of period	$—	$(211)	$66	$19,722	$—	$19,577

	Three months ended June 30, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15,406	$15,406	$7,033	$7,329	$(29,768)	$15,406
Depreciation and amortization	—	3,767	61	7,199	—	11,027
Other operating activities	(15,406)	13,791	(19,756)	(4,916)	29,768	3,481
Net cash provided by (used in) operating activities	—	32,964	(12,662)	9,612	—	29,914
Additions to property, plant & equipment	—	(2,273)	—	(7,619)	—	(9,892)
Other investing activities	—	33	12,842	564	—	13,439
Net cash (used in) investing activities	—	(2,240)	12,842	(7,055)	—	3,547
Net borrowings (repayments)	—	(4,399)	—	2,105	—	(2,294)
Other financing activities	—	(324)	—	—	—	(324)
Net cash provided by (used in) financing activities	—	(4,723)	—	2,105	—	(2,618)
Exchange effect on cash	—	—	—	354	—	354
Increase (decrease) in cash	—	26,001	180	5,016	—	31,197
Cash at beginning of period	—	(229)	187	13,154	—	13,112
Cash at end of period	$—	$25,772	$367	$18,170	$—	$44,309

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30, 2012
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(9,502)	$(9,502)	$6,689	$10,079	$(7,266)	$(9,502)
Depreciation and amortization	—	7,007	37	13,780	—	20,824
Other operating activities	9,502	(86,833)	(6,815)	(5,961)	7,266	(82,841)
Net cash provided by (used in) operating activities	—	(89,328)	(89)	17,898	—	(71,519)
Additions to property, plant & equipment	—	(4,314)	—	(7,518)	—	(11,832)
Other investing activities	—	—	—	419	—	419
Net cash (used in) investing activities	—	(4,314)	—	(7,099)	—	(11,413)
Net borrowings (repayments)	—	89,898	—	(9,860)	—	80,038
Other financing activities	—	(35,716)	—	—	—	(35,716)
Net cash provided by (used in) financing activities	—	54,182	—	(9,860)	—	44,322
Exchange effect on cash	—	—	—	(104)	—	(104)
Increase (decrease) in cash	—	(39,460)	(89)	835	—	(38,714)
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$(211)	$66	$19,722	$—	$19,577

	Six months ended June 30, 2011
	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$14,405	$14,405	$9,742	$12,428	$(36,575)	$14,405
Depreciation and amortization	—	7,575	259	14,074	—	21,908
Other operating activities	(14,405)	(9,168)	(23,266)	(19,215)	36,575	(29,479)
Net cash provided by (used in) operating activities	—	12,812	(13,265)	7,287	—	6,834
Additions to property, plant & equipment	—	(4,085)	(3)	(14,310)	—	(18,398)
Other investing activities	—	33	13,342	4,666	—	18,041
Net cash (used in) investing activities	—	(4,052)	13,339	(9,644)	—	(357)
Net borrowings (repayments)	—	(40,097)	—	2,105	—	(37,992)
Other financing activities	—	(1,168)	—	—	—	(1,168)
Net cash provided by (used in) financing activities	—	(41,265)	—	2,105	—	(39,160)
Exchange effect on cash	—	—	—	734	—	734
Increase (decrease) in cash	—	(32,505)	74	482	—	(31,949)
Cash at beginning of period	—	58,277	293	17,688	—	76,258
Cash at end of period	$—	$25,772	$367	$18,170	$—	$44,309

12.	Segments

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net Sales:
Glass Operations	$190,541	$194,487	$361,819	$356,540
Other Operations	18,942	19,690	35,696	38,851
Eliminations	(236)	(164)	(439)	(363)
Consolidated	$209,247	$214,013	$397,076	$395,028

Segment EBIT:
Glass Operations	$38,306	$29,973	$60,289	$47,364
Other Operations	3,677	3,762	6,741	6,641
Total Segment EBIT	$41,983	$33,735	$67,030	$54,005

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$41,983	$33,735	$67,030	$54,005
Retained corporate costs	(12,587)	(9,938)	(23,295)	(19,903)
Loss on redemption of debt (note 4)	(31,075)	—	(31,075)	(2,803)
Gain on sale of Traex assets	—	3,321	—	3,321
Gain on sale of land (1)	—	—	—	3,445
Equipment credit (note 16)	—	1,021	—	1,021
Restructuring charges	—	57	—	6
Other special items (2)	—	(420)	—	(420)
Interest expense	(9,957)	(10,787)	(20,365)	(22,370)
Income taxes	1,493	(1,583)	(1,797)	(1,897)
Net (loss) income	$(10,143)	$15,406	$(9,502)	$14,405

Depreciation & Amortization:
Glass Operations	$9,890	$10,531	$20,026	$20,780
Other Operations	11	54	22	246
Corporate	387	442	776	882
Consolidated	$10,288	$11,027	$20,824	$21,908

Capital Expenditures:
Glass Operations	$5,070	$9,347	$11,464	$17,769
Other Operations	—	—	—	3
Corporate	316	545	368	626
Consolidated	$5,386	$9,892	$11,832	$18,398
___________________________________

(1)	Net gain on the sale of land at our Libbey Holland facility.

(2)	For 2011 this represents CEO transition expenses.

13.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(2,001)	$—	$(2,001)	$—	$(3,688)	$—	$(3,688)
Currency contracts	—	36	—	36	—	107	—	107
Interest rate agreements	—	(188)	—	(188)	—	3,606	—	3,606
Net derivative (liability) asset	$—	$(2,153)	$—	$(2,153)	$—	$25	$—	$25

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability (dollars in thousands)	June 30, 2012	December 31, 2011
Prepaid and other current assets	$36	$107
Derivative asset	10	3,606
Derivative liability	(2,011)	(3,390)
Other long-term liabilities	(188)	(298)
Net derivative (liability) asset	$(2,153)	$25

14.	Other (Expense) Income

Items included in other (expense) income in the Condensed Consolidated Statements of Comprehensive Income (Loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Gain on sale of land at Libbey Holland	$—	$—	$—	$3,445
Gain on sale of Traex assets	—	3,321	—	3,321
Gain (loss) on currency translation	578	(409)	(391)	(1,575)
Hedge ineffectiveness	(189)	(148)	230	487
Other non-operating income (expense)	38	300	(3)	392
Other (expense) income	$427	$3,064	$(164)	$6,070

15.	Contingencies

We are currently undergoing an unclaimed property audit that is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. We may have obligations associated with unclaimed property in an estimated amount of approximately $2.7 million. While we have recorded this estimate as expense in the third quarter of 2011 in cost of sales and selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income (Loss), it is too early to determine the ultimate outcome of these audits and, as a result, our actual obligations may be less than or greater than the amount we have recorded. At this time, we believe that the impact of these adjustments is not material to our results of operations.

16.	Property, Plant and Equipment

During the second quarter of 2010, we wrote down certain after-processing equipment within our Glass Operations segment. During the second quarter of 2011, we received a $1.0 million credit from the supplier of this equipment. This was recorded in selling, general and administrative expense and other (expense) income on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Exhibit 99.1, Operational Factors Affecting Libbey Inc.'s Business and Other Information, “Risk Factors”, in our Current Report on Form 8-K filed May 9, 2012.

Overview

Economic conditions within the U.S. and Canada are expected to remain fragile during the second half of 2012 as political issues and global economic weakness continue to impact the recovery. The European economy continued to soften during the second quarter of 2012, and we expect it to remain weak for the remainder of 2012. In addition, there are signs that the economic growth in China, while still robust by most standards, has slowed significantly. Each of our sales regions within our Glass Operations segment other than Europe showed improvement for the first six months of 2012, excluding the impact of currency. Our China, Mexico and U.S. and Canadian sales regions led our growth for the first six months with increased unit shipments and a favorable mix shift. Net sales within our Mexico and European sales regions decreased during the second quarter of 2012 compared to the year-ago period.

Income from operations grew 24.0 percent, compared to the first half of 2011, increasing to $43.9 million from $35.4 million in the year-ago period. This increase resulted from increased shipments, a better mix of products sold, improved fixed cost absorption, lower utility costs and lower carton costs, partially offset by charges from organizational changes and strategic planning costs incurred in the first half of 2012. We expect to improve our cost structure through these and future selling, general and administrative cost reductions.

Strengthening our balance sheet remains a high priority. On April 18, 2012, Libbey China pre-paid the July 2013 scheduled principal payment of RMB 60.0 million (approximately $9.5 million). On May 18, 2012, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe. We used the proceeds of the offering of the $450.0 million New Senior Secured Notes to fund the repurchase and redemption of $320.0 million of the Old Senior Secured Notes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. On June 29, 2012, we used the remaining proceeds of the New Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of Old Senior Secured Notes and to pay related fees.

We have two reportable segments defined as follows:

Glass Operations—includes worldwide sales of manufactured and sourced glass tableware and other glass operations from domestic and international subsidiaries.

Other Operations—includes worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were sold through April 28, 2011.

Results of Operations

The following table presents key results of our operations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2012	2011	2012	2011
Net sales	$209,247	$214,013	$397,076	$395,028
Gross profit	$56,347	$49,836	$99,403	$85,982
Gross profit margin	26.9%	23.3%	25.0%	21.8%
Income from operations (IFO) (2)	$28,969	$24,712	$43,899	$35,405
IFO margin	13.8%	11.5%	11.1%	9.0%
(Loss) earnings before interest and income taxes (EBIT)(1)(2)(3)	$(1,679)	$27,776	$12,660	$38,672
EBIT margin	(0.8)%	13.0%	3.2%	9.8%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$8,609	$38,803	$33,484	$60,580
EBITDA margin	4.1%	18.1%	8.4%	15.3%
Adjusted EBITDA(1)	$39,684	$34,824	$64,559	$56,010
Adjusted EBITDA margin	19.0%	16.3%	16.3%	14.2%
Net (loss) income (2)(3)	$(10,143)	$15,406	$(9,502)	$14,405
Net (loss) income margin	(4.8)%	7.2%	(2.4)%	3.6%
Diluted net (loss) income per share	$(0.49)	$0.74	$(0.46)	$0.69
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net (loss) income to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Second Quarter 2012 Compared with Second Quarter 2011 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three and six month periods ended June 30, 2011 include an equipment credit of $0.8 million, net of CEO transition expenses of $0.4 million. The second quarter 2011 also includes a $0.1 million restructuring credit related to the closure of the decorating operations at our Shreveport manufacturing facility. (See notes 5 and 16 to the Condensed Consolidated Financial Statements).

(3)
In addition to item (2) above, the three and six month periods ended June 30, 2012 include $31.1 million for the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million of Old Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. The three months ended June 30, 2011 includes a $3.3 million gain on the sale of substantially all of the assets of Traex and an equipment credit of $0.2 million. The six months ended June 30, 2011 includes a $3.3 million gain on the sale of substantially all of the assets of Traex, income of $3.4 million related to the gain on the sale of land at our Libbey Holland facility, a loss of $2.8 million related to the redemption of $40.0 million of Old Senior Secured Notes and an equipment credit of $0.2 million. (See notes 4, 14 and 16 to the Condensed Consolidated Financial Statements.)

Discussion of Second Quarter 2012 Compared to Second Quarter 2011
Net Sales
For the quarter ended June 30, 2012, net sales decreased 2.2 percent to $209.2 million, compared to $214.0 million in the year-ago quarter. The decrease in net sales was attributable to decreased sales in our Glass Operations segment and in our Other Operations segment as our second quarter of 2011 included net sales on Traex products of $1.2 million that did not repeat in 2012 due to the sale of substantially all of the Traex assets in late April, 2011.

	Three months ended June 30,
(dollars in thousands)	2012	2011
Glass Operations	$190,541	$194,487
Other Operations	18,942	19,690
Eliminations	(236)	(164)
Consolidated	$209,247	$214,013

Net Sales — Glass Operations

Net sales in the Glass Operations segment were $190.5 million, compared to $194.5 million in the second quarter of 2011, a decrease of 2.0 percent (an increase of 2.0 percent excluding currency fluctuation). Primary contributors to the decreased net sales were a 16.0 percent decrease in net sales within our European sales region (6.2 percent decrease excluding the euro devaluation), a 12.9 percent decrease in net sales within our Mexico sales region (2.7 percent decrease excluding the peso devaluation), both partially offset by a 5.9 percent increase in net sales within our U.S. and Canadian sales region, a 24.2 percent increase in net sales within our China sales region (20.8 percent excluding the impact of currency), and a 4.3 percent increase within our International sales region, compared to the prior year quarter. The decrease in our European sales region is a result of decreased shipments within the business to business channel, a result of the worsening economic conditions in Europe. The decrease in our Mexico sales region is primarily driven by lower retail sales due to what we believe are efforts by our retail customers in Mexico to manage their inventories more tightly. The increase in our China sales region is the result of our change in our go-to market strategy in the domestic Chinese market. Overall net sales within our U.S. and Canadian sales region increased 5.9 percent in the second quarter of 2012 due to increased sales in all channels. Net sales to U.S. and Canadian retail customers increased 7.2 percent, net sales to U.S. and Canadian foodservice glassware customers increased 5.1 percent, and net sales to U.S. and Canadian business to business customers increased 5.5 percent.

Net Sales — Other Operations

Net sales in the Other Operations segment declined by 3.8 percent, from $19.7 million in the second quarter of 2011 (when Traex® products contributed $1.2 million in net sales) to $18.9 million in the second quarter of 2012. Partially offsetting the decline, which is attributable to the sale of substantially all of the assets of Traex in late April 2011, was an increase in net sales to World Tableware customers of 5.1 percent in the second quarter of 2012. In addition, sales to Syracuse China customers decreased 4.9 percent in the second quarter of 2012 as compared to the second quarter of 2011.

Gross Profit

Gross profit increased to $56.3 million in the second quarter of 2012, compared to $49.8 million in the prior year quarter. Gross profit as a percentage of net sales increased to 26.9 percent in the second quarter of 2012, compared to 23.3 percent in the prior year period. The primary drivers of the $6.5 million gross profit increase were a $4.1 million impact from changes in sales volume and mix, a $4.1 million increase attributable to increased production activity net of volume-related production costs, lower depreciation expense of $0.6 million and decreased natural gas costs of $1.5 million in the second quarter of 2012 compared to the second quarter of 2011, offset by a $2.3 million adverse currency impact due to the changes in the value of the Mexican peso and increased electricity costs of $1.4 million. As a result of the sale of substantially all of the assets of Traex in late April 2011, the second quarter of 2011 included gross profit of $0.2 million related to Traex.

Income From Operations

Income from operations for the quarter ended June 30, 2012 increased $4.3 million, to $29.0 million, compared to $24.7 million in the prior year quarter. Income from operations as a percentage of net sales was 13.8 percent for the quarter ended June 30, 2012, compared to 11.5 percent in the prior year quarter. The increase in income from operations is the result of an increase in gross profit (discussed above), net of a $2.2 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is attributable to an additional $1.0 million of legal and professional fees, an $0.8 million increase in research and development expense and a $0.9 million increase in benefit expense, offset by a favorable currency impact of $0.7 million.

(Loss) Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended June 30, 2012 decreased by $29.5 million, to a loss of $(1.7) million from income of $27.8 million in the second quarter of 2011. EBIT as a percentage of net sales decreased to (0.8) percent in the second quarter of 2012, compared to 13.0 percent in the prior year quarter. The decrease in EBIT is a result of the $31.1 million loss on redemption of debt in the second quarter of 2012, partially offset by an increase in income from operations (discussed above). In addition, the second quarter of 2011 included a $3.3 million gain on the sale of substantially all of the assets of Traex.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended June 30,
(dollars in thousands)	2012	2011
Glass Operations	$38,306	$29,973
Other Operations	3,677	3,762
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net (loss) income.

Segment EBIT — Glass Operations

Segment EBIT increased to $38.3 million in the second quarter of 2012, compared to $30.0 million in the second quarter of 2011. Segment EBIT as a percentage of net sales for Glass Operations increased to 20.1 percent in the second quarter of 2012, compared to 15.4 percent in the prior-year period. The primary drivers of the $8.3 million increase in Segment EBIT were a $5.2 million favorable impact from changes in sales volume and mix, a $3.9 million increase attributable to increased production activity net of volume-related production costs, and a $0.6 million decrease in depreciation and amortization. Partially offsetting these favorable items were a $0.6 million adverse currency impact due to the changes in the value of the Mexican peso and an $0.8 million increase in costs primarily related to labor and benefits, repair and maintenance, and electricity in Mexico.

Segment EBIT — Other Operations

Segment EBIT decreased by $0.1 million, or 2.3 percent, to $3.7 million for the second quarter of 2012, compared to $3.8 million in the prior-year period. Segment EBIT as a percentage of net sales for Other Operations increased to 19.4 percent for the quarter ended June 30, 2012, compared to 19.1 percent in the prior-year quarter. Although shipments to World Tableware and Syracuse China customers increased, cost of sourced product was negatively affected by higher wages in China and higher costs of other raw materials.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $30.2 million in the second quarter 2012, to $8.6 million, compared to $38.8 million in the year-ago quarter. As a percentage of net sales, EBITDA decreased to 4.1 percent in the second quarter of 2012, from 18.1 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under (Loss) Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA increased by $4.9 million in the second quarter of 2012, to $39.7 million, compared to $34.8 million in the second quarter of 2011. As a percentage of net sales, Adjusted EBITDA was 19.0 percent for the second quarter of 2012, compared to 16.3 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net (loss) income to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended June 30,
(dollars in thousands)	2012	2011
Net (loss) income	$(10,143)	$15,406
Add: Interest expense	9,957	10,787
Add: (Benefit) provision for income taxes	(1,493)	1,583
(Loss) earnings before interest and income taxes (EBIT)	(1,679)	27,776
Add: Depreciation and amortization	10,288	11,027
Earnings before interest, taxes, deprecation and amortization (EBITDA)	8,609	38,803
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	31,075	—
Gain on sale of Traex	—	(3,321)
Equipment credit (see note 16)	—	(1,021)
CEO transition expenses	—	420
Restructuring charges (see note 5)	—	(57)
Adjusted EBITDA	$39,684	$34,824
____________________________________

(1)
Loss on redemption of debt relates to the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million Old Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap.

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
The non-GAAP measure of EBITDA does have certain limitations. It does not include interest expense, which is a necessary and ongoing part of our cost structure resulting from debt incurred to expand operations and fund our U.S. pension plans. EBITDA also excludes depreciation and amortization expenses. Because these are material and recurring items, any measure that excludes them has a material limitation. EBITDA may not be comparable to similarly titled measures reported by other companies.
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

Net (Loss) Income and Diluted Net (Loss) Income Per Share

We recorded a net loss of $(10.1) million, or $(0.49) per diluted share, in the second quarter of 2012, compared to income of $15.4 million, or $0.74 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was (4.8) percent in the second quarter of 2012, compared to 7.2 percent in the year-ago quarter. The decrease in net (loss) income and diluted net (loss) income per share is generally due to the factors discussed in EBIT above, a $0.8 million reduction in interest expense, and a $3.1 million decrease in the provision for income taxes. The reduction in interest expense is primarily the result of lower interest rates. The effective tax rate was a benefit of 12.8 percent for the second quarter of 2012, compared to an expense of 9.3 percent in year-ago quarter primarily due to the net loss and intraperiod tax allocations. The effective tax rate was also influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.

Discussion of First Six Months 2012 Compared to First Six Months 2011

Net Sales

For the six months ended June 30, 2012, net sales increased 0.5 percent to $397.1 million, compared to $395.0 million in the year-ago period. The increase in net sales was attributable to increased sales in our Glass Operations segment, offset by decreased sales in Other Operations as the first half of 2011 included net sales on Traex® products of $4.8 million (prior to the sale of substantially all of the Traex assets in late April, 2011) which were no longer offered.

	Six months ended June 30,
(dollars in thousands)	2012	2011
Glass Operations	$361,819	$356,540
Other Operations	35,696	38,851
Eliminations	(439)	(363)
Consolidated	$397,076	$395,028

Net Sales — Glass Operations

Net sales in the Glass Operations segment were $361.8 million in the first six months of 2012 compared to $356.5 million in the first six months of 2011, an increase of 1.5 percent. Primary contributors to the increased net sales were a 47.9 percent increase in net sales within our China sales region (42.8 percent excluding the impact of currency), a 5.3 percent increase within our U.S. and Canadian sales regions, and a 3.1 percent increase within our International sales region, partially offset by a 10.1 percent decrease in the European sales region (2.6 percent decrease excluding the euro effect), and a 4.6 percent decrease in net sales within our Mexico sales region (3.7 percent increase excluding the peso effect), compared to the first six months of 2011. The increase in our China sales region is the result of our change in our go-to market strategy in the domestic Chinese market. Net sales to U.S. and Canadian foodservice glassware customers increased 7.3 percent due to increased shipments, net sales to U.S. and Canadian business to business customers increased 5.0 percent due to increased shipments, and net sales to U.S. and Canadian retail customers increased 3.3 percent due to a more favorable mix of products sold. The decrease in our European sales region is a result of decreased shipments attributable to the uncertain European economic conditions. Excluding the effects of currency, the Mexican sales region increase in sales was driven by increased shipments.

Net Sales — Other Operations

Net sales in the Other Operations segment declined by 8.1 percent from $38.9 million in the first half of 2011, when Traex® products contributed $4.8 million in net sales, to $35.7 million in the second half of 2012. Partially offsetting the decline, which is attributable to the sale of substantially all of the assets of Traex in April 2011, were increases in net sales to World Tableware customers of 5.8 percent and to Syracuse China customers of 2.0 percent in the first half of 2012 as compared to the first half of 2011.

Gross Profit

Gross profit increased to $99.4 million in the first six months of 2012, compared to $86.0 million in the prior year period. Gross profit as a percentage of net sales increased to 25.0 percent in the first half of 2012, compared to 21.8 percent in the prior year period. The primary drivers of the $13.4 million gross profit increase were a $9.7 million impact from changes in sales volume and mix, a $5.4 million increase attributable to increased production activity net of volume-related production costs, and lower natural gas costs of $1.7 million in the first half of 2012 compared to the first half of 2011, offset by a $3.8 million adverse currency impact due to the changes in the value of the Mexican peso. The first half of 2011 included gross profit of $1.0 million related to Traex, substantially all of the assets of which we sold in late April 2011.

Income From Operations

Income from operations for the six months ended June 30, 2012 increased $8.5 million, to $43.9 million, compared to $35.4 million in the prior year period. Income from operations as a percentage of net sales was 11.1 percent for the six months ended June 30, 2012, compared to 9.0 percent in the prior-year period. The increase in income from operations is the result of an increase in gross profit (discussed above), net of a $4.9 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is attributable to $1.1 million of severance expense related to organizational changes, $0.9 million of bad debt expense, $1.4 million of additional legal and professional fees, $0.3 million in labor and benefits primarily related to a pension settlement charge triggered by excess lump sum distributions in the first quarter of 2012, and $0.8 million in research and development expenses.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the six months ended June 30, 2012 decreased by $26.0 million, or 67.3 percent, to $12.7 million from $38.7 million in the first six months of 2011. EBIT as a percentage of net sales decreased to 3.2 percent in the first six months of 2012, compared to 9.8 percent in the prior year period. The decrease in EBIT is a result of a $28.3 million increase in loss on redemption of debt from the debt refinancing (write-off of unamortized finance fees and discounts and call premium payments related to the redemption of Old Senior Secured Notes), partially offset by an increase in income from operations (discussed above). 2011 also included a $3.4 million gain on the sale of land at our Libbey Holland facility and a $3.3 million gain on the sale of substantially all of the assets of Traex.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Six months ended June 30,
(dollars in thousands)	2012	2011
Glass Operations	$60,289	$47,364
Other Operations	$6,741	$6,641
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net (loss) income.

Segment EBIT — Glass Operations

Segment EBIT increased to $60.3 million in the first half of 2012, compared to $47.4 million in the first half of 2011. Segment EBIT as a percentage of net sales increased to 16.7 percent in the first six months of 2012, compared to 13.3 percent in the prior year period. The primary drivers of the $12.9 million increase in Segment EBIT were a $12.4 million favorable impact from changes in sales volume and mix and a $6.7 million increase attributable to increased production activity net of volume-related production costs. Offsetting these favorable items were a $2.8 million adverse currency impact due to the changes in the value of the Mexican peso and a $3.4 million increase in costs primarily related to labor and benefits, repair and maintenance, selling and marketing costs, and energy costs.

Segment EBIT — Other Operations

Segment EBIT increased by $0.1 million, or 1.5 percent, to $6.7 million for the first half of 2012, compared to $6.6 million in the prior year period. Segment EBIT as a percentage of net sales increased to 18.9 percent for the six months ended June 30, 2012, compared to 17.1 percent in the prior-year six-month period. Increased sales to World Tableware and Syracuse China customers, partially offset by $0.6 million of Segment EBIT related to Traex included in the first half of 2011, contributed to the increased Segment EBIT.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $27.1 million in the first six months of 2012, to $33.5 million, compared to $60.6 million in the year-ago period. As a percentage of net sales, EBITDA decreased to 8.4 percent in the first half of 2012, from 15.3 percent in the year-ago period. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA increased by $8.5 million in the first half of 2012, to $64.6 million, compared to $56.0 million (which included a $0.8 million contribution related to Traex) in the first half of 2011. As a percentage of net sales, Adjusted EBITDA was 16.3 percent for the first six months of 2012, compared to 14.2 percent in the year-ago period. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net (loss) income to EBIT, EBITDA and Adjusted EBITDA.

	Six months ended June 30,
(dollars in thousands)	2012	2011
Net (loss) income	$(9,502)	$14,405
Add: Interest expense	20,365	22,370
Add: Provision for income taxes	1,797	1,897
Earnings before interest and income taxes (EBIT)	12,660	38,672
Add: Depreciation and amortization	20,824	21,908
Earnings before interest, taxes, deprecation and amortization (EBITDA)	33,484	60,580
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	31,075	2,803
Gain on sale of land at Libbey Holland facility	—	(3,445)
Gain on sale of Traex assets	—	(3,321)
Equipment credit (see note 16)	—	(1,021)
CEO transition expenses	—	420
Restructuring charges	—	(6)
Adjusted EBITDA	$64,559	$56,010
____________________________________

(1)
In 2012, loss on redemption of debt includes the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million Old Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. The six month period in 2011 includes the write-off of unamortized finance fees and discounts and call premium payments on the $40.0 million Old Senior Secured Notes redeemed in March 2011.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. We believe that non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Second Quarter 2012 Compared with Second Quarter 2011 above.

Net (Loss) Income and Diluted Net (Loss) Income Per Share

We recorded a net loss of $(9.5) million, or $(0.46) per diluted share, in the first half of 2012, compared to income of $14.4 million, or $0.69 per diluted share, in the year-ago period. Net (loss) income as a percentage of net sales was (2.4) percent in the first half of 2012, compared to 3.6 percent in the first six months of 2011. The decrease in net (loss) income and diluted net (loss) income per share is generally due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above, partially offset by a $2.0 million reduction in interest expense, and a $0.1 million decrease in the provision for income taxes. The reduction in interest expense is primarily the result of a mix of lower debt and interest rates in various months throughout the first half of the year. The effective tax rate increased to 23.3 percent for the first half of 2012, compared to 11.6 percent in year-ago period primarily due to intraperiod tax allocations. The effective tax rate was also influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2012, we had no borrowings outstanding under our ABL Facility, although we had $9.5 million of letters of credit issued under that facility. As a result, we had $75.6 million of unused availability remaining under the ABL Facility at June 30, 2012. In addition, we had $19.6 million of cash on hand at June 30, 2012.

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

On May 18, 2012, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe. We used the proceeds of the offering of the $450.0 million New Senior Secured Notes to fund the repurchase and redemption of $320.0 million of the Old Senior Secured Notes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. On June 29, 2012, we used the remaining proceeds of the New Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of Old Senior Secured Notes and to pay related fees.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2012	December 31, 2011
Accounts receivable — net	$87,650	$88,045
DSO (1)	39.1	39.3
Inventories — net	$167,037	$145,859
DIO (2)	74.4	65.2
Accounts payable	$54,065	$58,759
DPO (3)	24.1	26.3
Working capital (4)	$200,622	$175,145
DWC (5)	89.4	78.2
Percentage of net sales	24.5%	21.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)
Working capital is defined as net accounts receivable plus net inventories less accounts payable. See below for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our working capital into cash.
DSO, DIO, DPO and DWC are calculated using the last twelve months' net sales as the denominator and are based on a 365-day year.
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

Working capital (as defined above) was $200.6 million at June 30, 2012, an increase of $25.5 million from December 31, 2011. Our working capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. This quarter, our increase is primarily due to additional inventories resulting from increased production levels. The impact of currency increased total working capital by $0.7 million at June 30, 2012, primarily driven by the Mexican peso, with a partial offset by the Euro. As a result of the factors above, working capital as a percentage of last twelve-month net sales increased to 24.5 percent at June 30, 2012 from 21.4 percent at December 31, 2011. Working capital as a percentage of last twelve-month net sales at June 30, 2012 is improved from that of 25.2 percent at June 30, 2011.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2012	December 31, 2011
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
New Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	—
Old Senior Secured Notes	10.00%		February 15, 2015	—	360,000
Promissory Note	6.00%		July, 2012 to September, 2016	1,008	1,111
Notes Payable	floating		July 2012	—	339
RMB Loan Contract	floating		December, 2013 to January, 2014	19,020	28,332
BES Euro Line	floating		December, 2012 to December, 2013	7,610	7,835
Total borrowings				477,638	397,617
Less — unamortized discount				—	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(43)	4,043
Total borrowings — net (2)				$477,595	$397,360
____________________________________

(1)	See “Derivatives” below and notes 5 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $477.6 million and $397.6 million at June 30, 2012 and December 31, 2011, respectively. The $80.0 million increase in borrowings was the result of the previously discussed refinancing and the contribution of $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA.

Of our total borrowings, $71.6 million, or approximately 15.0 percent, was subject to variable interest rates at June 30, 2012. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.7 million on an annual basis.

Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $0.3 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net cash (used in) provided by operating activities	$(52,421)	$29,914	$(71,519)	$6,834
Capital expenditures	(5,386)	(9,892)	(11,832)	(18,398)
Net proceeds from sale of Traex	—	12,842	—	12,842
Proceeds from asset sales and other	239	597	419	5,199
Free Cash Flow (1)	$(57,568)	$33,461	$(82,932)	$6,477
________________________________________
(1) We define Free Cash Flow as net cash (used in) provided by operating activities less capital expenditures plus proceeds from asset sales and other (including the sale of Traex assets). The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.
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

Discussion of Second Quarter 2012 vs. Second Quarter 2011 Cash Flow

Our net cash used in operating activities was $(52.4) million in the second quarter of 2012, compared to net cash provided by operating activities of $29.9 million in the year-ago quarter, a reduction of $82.3 million. The major factor impacting cash flow from operations was the unfavorable cash flow of $81.5 million in changes from the pension and non-pension postretirement benefits, which includes the $79.7 million contribution to the U.S. pension plans from the New Senior Secured Note proceeds.

Our net cash (used in) provided by investing activities was $(5.1) million and $3.5 million in the second quarter of 2012 and 2011, respectively. The second quarter of 2011 included $12.8 million in proceeds on the sale of substantially all of the assets of Traex. Offsetting this was a reduction in capital expenditures of $4.5 million in the second quarter of 2012 as compared to the prior year quarter.

Net cash provided by (used in) financing activities was $44.7 million in the second quarter of 2012, compared to $(2.6) million in the year-ago quarter. Second quarter 2012 reflects New Senior Secured Note proceeds of $450.0 million, offset by Old Senior Note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $12.2 million, and other debt payments of $9.6 million. During the second quarter of 2011, we repaid $2.2 million of borrowings on our ABL facility and incurred debt issuance costs and other of $0.3 million.

Our Free Cash Flow was $(57.6) million during the second quarter of 2012, compared to $33.5 million in the year-ago quarter, a reduction of $91.0 million. The primary contributors to this change were the unfavorable cash flow from operating activities, primarily driven by funding our U.S. pension plans of $79.7 million and earlier interest payments and the prior year cash proceeds on the sale of Traex assets and other asset sales, offset by a decrease in capital expenditures in the current period, all as discussed above.

Discussion of First Six Months 2012 vs. First Six Months 2011 Cash Flow

Our net cash used in operating activities was $(71.5) million in the first six months of 2012, compared to net cash provided by operating activities of $6.8 million in the year-ago period, a reduction of $78.4 million. The major factor impacting cash flow from operations was the unfavorable cash flow of $85.5 million in changes from the pension and non-pension postretirement benefits, which includes the $79.7 million contribution to the U.S. pension plans from the New Senior Secured Note proceeds.

Our net cash used in investing activities was $(11.4) million and $(0.4) million in the first six months of 2012 and 2011, respectively. The first half of 2012 included $11.8 million in capital expenditures, offset by proceeds of $0.4 million from asset sales. The first half of 2011 included $18.4 million in capital expenditures, offset by proceeds of $12.8 million on the sale of substantially all of the assets of Traex and $5.2 million from other asset sales.

Net cash provided by (used in) financing activities was $44.3 million in the first six months of 2012, compared to $(39.2) million in the year-ago period. The first half of 2012 reflects New Senior Secured Note proceeds of $450.0 million, offset by Old Senior Note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $12.2 million, and other debt payments of $10.0 million. During the first six months of 2011, we redeemed $40.0 million of our Old Senior Secured Notes, paid a related call premium of $1.2 million and incurred debt issuance costs of $0.4 million, partially offset by $2.1 million of borrowings on our ABL facility and $0.5 million from stock options exercised.

At June 30, 2012 our cash balance was $19.6 million, a decrease of $38.7 million from $58.3 million at December 31, 2011.

Our Free Cash Flow was $(82.9) million during the first six months of 2012, compared to $6.5 million in the first six months of 2011, a reduction of $89.4 million. The primary contributors to this change were the unfavorable cash flow from operating activities, primarily driven by funding our U.S. pension plans of $79.7 million and earlier interest payments and the prior year cash proceeds on the sale of Traex assets and other asset sales, offset by a decrease in capital expenditures in the current period, all as discussed above.

Derivatives

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our Old Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at June 30, 2012, excluding applicable fees, is 5.73 percent. This New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of June 30, 2012, by Standard and Poor’s.

The fair market value for the New Rate Agreement at June 30, 2012, was a $(0.2) million liability. The fair value of the New Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2012, we had commodity futures contracts for 2,190,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(2.0) million liability. We have hedged a portion of our forecasted transactions through June 2013. At December 31, 2011, we had commodity futures contracts for 3,070,000 million BTUs of natural gas with a fair market value of a $(3.7) million liability. The counterparties for these derivatives were rated BBB+ or better as of June 30, 2012, by Standard & Poor’s.

Contractual Obligations

The following table presents our existing contractual obligations at June 30, 2012 and related future cash requirements:

	Payments Due by Period
Contractual Obligations (1) (dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings	$477,638	$3,737	$23,577	$324	$450,000
Interest payments(2)	249,815	16,262	63,374	61,898	108,281
Long-term operating leases	94,422	16,337	24,336	15,229	38,520
Pension and nonpension(3)	5,400	5,400	—	—	—
Long-term incentive plans	2,289	1,255	1,034	—	—
Total obligations	$829,564	$42,991	$112,321	$77,451	$596,801
_________________________

(1)	Amounts reported in local currencies have been translated at June 30, 2012 exchange rates.

(2)	The obligations for interest payments are based on June 30, 2012 debt levels and interest rates.

(3)
It is difficult to estimate future cash contributions as they are a function of actual investment returns, withdrawals from the plan, changes in interest rates, and other factors uncertain at this time.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at June 30, 2012, totaled $9.5 million.

We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See note 8 to our December 31, 2011 Consolidated Financial Statements filed in our Form 10-K for additional information.

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

Interest Rates

We have an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the New Rate Agreement at June 30, 2012 is 5.73 percent per year. The New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the New Rate Agreement were to fail to perform, the New Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of June 30, 2012 by Standard and Poor’s.

Natural Gas

We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of June 30, 2012.

Retirement Plans

We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect our pension plans' asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

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

Item 1A. Risk Factors

Our risk factors are set forth in Exhibit 99.1, Operational Factors Affecting Libbey Inc.'s Business and Other Information, “Risk Factors”, in our Current Report on Form 8-K filed May 9, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2012	—	—	—	1,000,000
May 1 to May 31, 2012	—	—	—	1,000,000
June 1 to June 30, 2012	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the six months ended June 30, 2012. Our ABL Facility and the indentures governing the New Senior Secured Notes significantly restrict our ability to repurchase additional shares.

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

4.4
Amendment No. 2 to the Amended and Restated Credit Agreement dated as of April 29, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

4.5
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

4.6
Amendment No. 4 to Amended and Restated Credit Agreement dated as of May 18, 2012 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.1 to Libbey Inc.'s Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

4.7
New Notes Indenture, dated May 18, 2012, among Libbey Glass Inc., Libbey Inc., the domestic subsidiaries of Libbey Glass Inc. listed as guarantors therein, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

4.8
Registration Rights Agreement, dated May 18, 2012, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.4 to Libbey Inc.’s Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

4.9
Intercreditor Agreement, dated May 18, 2012, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

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

S-K Item 601 No.
Document
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

10.25
Form of Change in Control Agreement dated as of August 1, 2012 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference) (as to Sherry Buck).

10.25	Executive Severance Compensation Policy dated as of August 1, 2012 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	August 9, 2012	by:	/s/ Sherry Buck
Sherry Buck
Vice President, Chief Financial Officer