Form 10-Q
period 2012-09-30
LIBBEY INC
filed 2012-11-08
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Common Stock, $.01 par value 20,687,934 shares at October 31, 2012.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,
	2012	2011
Net sales	$209,150	$207,246
Freight billed to customers	1,015	511
Total revenues	210,165	207,757
Cost of sales	158,956	162,873
Gross profit	51,209	44,884
Selling, general and administrative expenses	26,887	26,739
Special charges	—	(232)
Income (loss) from operations	24,322	18,377
Other income (expense)	(195)	2,237
Earnings (loss) before interest and income taxes	24,127	20,614
Interest expense	8,720	10,559
Income (loss) before income taxes	15,407	10,055
Provision (benefit) for income taxes	546	2,928
Net income (loss)	$14,861	$7,127

Net income (loss) per share:
Basic	$0.71	$0.35
Diluted	$0.70	$0.34
Dividends per share	$—	$—

Comprehensive income (loss)	$21,630	$4,412
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended September 30,
	2012	2011
Net sales	$606,226	$602,274
Freight billed to customers	2,482	1,760
Total revenues	608,708	604,034
Cost of sales	458,096	473,168
Gross profit	150,612	130,866
Selling, general and administrative expenses	82,391	77,365
Special charges	—	(281)
Income (loss) from operations	68,221	53,782
Loss on redemption of debt	(31,075)	(2,803)
Other income (expense)	(359)	8,307
Earnings (loss) before interest and income taxes	36,787	59,286
Interest expense	29,085	32,929
Income (loss) before income taxes	7,702	26,357
Provision for income taxes	2,343	4,825
Net income (loss)	$5,359	$21,532

Net income (loss) per share:
Basic	$0.26	$1.07
Diluted	$0.25	$1.04
Dividends per share	$—	$—

Comprehensive income (loss)	$17,763	$39,165

See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$33,347	$58,291
Accounts receivable — net	93,962	88,045
Inventories — net	170,814	145,859
Prepaid and other current assets	8,202	9,701
Total current assets	306,325	301,896
Pension asset	25,842	17,485
Purchased intangible assets — net	20,372	21,200
Goodwill	166,572	166,572
Derivative asset	430	3,606
Other assets	19,167	14,674
Total other assets	232,383	223,537
Property, plant and equipment — net	251,518	264,718
Total assets	$790,226	$790,151

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$—	$339
Accounts payable	46,650	58,759
Salaries and wages	37,047	34,834
Accrued liabilities	60,741	53,927
Accrued income taxes	703	—
Pension liability (current portion)	2,037	5,990
Non-pension postretirement benefits (current portion)	4,721	4,721
Derivative liability	431	3,390
Deferred income taxes	3,294	3,340
Long-term debt due within one year	3,819	3,853
Total current liabilities	159,443	169,153
Long-term debt	466,858	393,168
Pension liability	37,707	122,145
Non-pension postretirement benefits	70,130	68,496
Other long-term liabilities	9,942	9,409
Total liabilities	744,080	762,371

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 20,681,539 shares issued at September 30, 2012 and 20,342,342 at December 31, 2011	207	203
Capital in excess of par value	311,584	310,985
Retained deficit	(149,677)	(155,036)
Accumulated other comprehensive loss	(115,968)	(128,372)
Total shareholders’ equity	46,146	27,780
Total liabilities and shareholders’ equity	$790,226	$790,151

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$14,861	$7,127
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,073	10,357
(Gain) loss on asset sales and disposals	127	347
Change in accounts receivable	(6,023)	2,989
Change in inventories	(3,006)	(5,084)
Change in accounts payable	(7,499)	(7,855)
Accrued interest and amortization of discounts, warrants and finance fees	8,186	(7,135)
Pension & non-pension postretirement benefits	1,241	(11,530)
Restructuring charges	—	(262)
Accrued liabilities & prepaid expenses	9,770	3,673
Income taxes	(921)	2,578
Share-based compensation expense	601	2,398
Other operating activities	479	(2,293)
Net cash provided by (used in) operating activities	27,889	(4,690)

Investing activities:
Additions to property, plant and equipment	(5,412)	(8,059)
Net proceeds from sale of Traex	—	158
Proceeds from asset sales and other	131	65
Net cash provided by (used in) investing activities	(5,281)	(7,836)

Financing activities:
Net borrowings (repayments) on ABL credit facility	—	(2,105)
Other repayments	(9,551)	(4,673)
Other borrowings	1,234	—
Stock options exercised	253	—
Debt issuance costs and other	(880)	(19)
Net cash provided by (used in) financing activities	(8,944)	(6,797)

Effect of exchange rate fluctuations on cash	106	(403)
Increase (decrease) in cash	13,770	(19,726)
Cash at beginning of period	19,577	44,309
Cash at end of period	$33,347	$24,583

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$376	$17,661
Cash paid during the period for income taxes	$875	$1,001
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$5,359	$21,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,897	32,265
(Gain) loss on asset sales and disposals	294	(6,449)
Change in accounts receivable	(6,497)	(1,813)
Change in inventories	(25,097)	(24,156)
Change in accounts payable	(12,087)	(7,183)
Accrued interest and amortization of discounts, warrants and finance fees	532	(6,309)
Call premium on 10% senior notes	23,602	1,203
Write-off of finance fee & discounts on senior notes and ABL	10,975	1,600
Pension & non-pension postretirement benefits	(81,338)	(8,586)
Restructuring charges	—	(828)
Accrued liabilities & prepaid expenses	7,742	4,882
Income taxes	(1,041)	(7,168)
Share-based compensation expense	2,466	4,365
Other operating activities	563	(1,211)
Net cash provided by (used in) operating activities	(43,630)	2,144

Investing activities:
Additions to property, plant and equipment	(17,244)	(26,457)
Net proceeds from sale of Traex	—	13,000
Proceeds from asset sales and other	550	5,264
Net cash provided by (used in) investing activities	(16,694)	(8,193)

Financing activities:
Other repayments	(19,513)	(4,770)
Other borrowings	1,234	—
Proceeds from 6.875% senior notes	450,000	—
Payments on 10% senior notes	(360,000)	(40,000)
Call premium on 10% senior notes	(23,602)	(1,203)
Stock options exercised	293	478
Debt issuance costs and other	(13,034)	(462)
Net cash provided by (used in) financing activities	35,378	(45,957)

Effect of exchange rate fluctuations on cash	2	331
Increase (decrease) in cash	(24,944)	(51,675)
Cash at beginning of period	58,291	76,258
Cash at end of period	$33,347	$24,583

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,601	$38,971
Cash paid during the period for income taxes	$2,066	$8,689
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

Stock-Based Compensation Expense

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statements of Comprehensive Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Stock-based compensation expense	$601	$2,398	$2,466	$4,365
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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, ASU 2011-05 was modified by the issuance of Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12), which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at September 30, 2012.

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

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2012	December 31, 2011
Accounts receivable:
Trade receivables	$92,848	$86,523
Other receivables	1,114	1,522
Total accounts receivable, less allowances of $5,734 and $5,307	$93,962	$88,045

Inventories:
Finished goods	$153,581	$129,091
Work in process	1,033	1,132
Raw materials	4,755	4,369
Repair parts	10,182	9,778
Operating supplies	1,263	1,489
Total inventories, less allowances of $3,911 and $4,808	$170,814	$145,859

Prepaid and other current assets:
Value added tax	$2,707	$1,834
Prepaid expenses	5,495	4,653
Refundable and prepaid income taxes	—	3,107
Derivative asset	—	107
Total prepaid and other current assets	$8,202	$9,701

Other assets:
Deposits	$921	$733
Finance fees — net of amortization	13,794	9,427
Deferred taxes	596	567
Other assets	3,856	3,947
Total other assets	$19,167	$14,674

Accrued liabilities:
Accrued incentives	$25,300	$16,621
Workers compensation	7,524	8,484
Medical liabilities	3,534	3,607
Interest	11,247	13,008
Commissions payable	1,954	1,137
Contingency liability	2,719	2,719
Other accrued liabilities	8,463	8,351
Total accrued liabilities	$60,741	$53,927

Other long-term liabilities:
Deferred liability	$5,273	$4,070
Derivative liability	—	298
Other long-term liabilities	4,669	5,041
Total other long-term liabilities	$9,942	$9,409

4.	Borrowings

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

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2012	December 31, 2011
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
New Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	—
Old Senior Secured Notes	10.00%		February 15, 2015	—	360,000
Promissory Note	6.00%		October, 2012 to September, 2016	956	1,111
Notes Payable	floating		October, 2012	—	339
RMB Loan Contract	floating		January, 2014	9,498	28,332
BES Euro Line	floating		December, 2012 to December, 2013	7,780	7,835
AICEP Loan	0.00%		July 30, 2018	1,238	—
Total borrowings				469,472	397,617
Less — unamortized discount				—	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				1,205	4,043
Total borrowings — net				470,677	397,360
Less — long term debt due within one year				3,819	4,192
Total long-term portion of borrowings — net				$466,858	$393,168
_____________________________

(1)	See Interest Rate Agreements under “New Senior Secured Notes” below and in note 9.

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

Swingline borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.75 percent and 1.50 percent, respectively, at September 30, 2012. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at September 30, 2012. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at September 30, 2012, or at December 31, 2011. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million and mark-to-market reserves for natural gas contracts of $0.5 million as of September 30, 2012. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At September 30, 2012, we had $9.4 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $87.8 million at September 30, 2012, compared to $63.8 million under the ABL Facility at December 31, 2011.

New Senior Secured Notes

On May 18, 2012, Libbey Glass closed its offering of the $450.0 million New Senior Secured Notes. The notes offering was issued at par and had related fees of approximately $13.3 million. These fees will be amortized to interest expense over the life of the notes.

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

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our Old Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Old Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Old Rate Agreement at April 18, 2012, excluding applicable fees, was 7.79 percent. Total remaining Old Senior Secured Notes not covered by the Old Rate Agreement had a fixed interest rate of 10.0 percent per year. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the Old Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Condensed Consolidated Statements of Comprehensive Income.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of our New Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at September 30, 2012, excluding applicable fees, is 5.70 percent. This New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of September 30, 2012, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Fair market value of Rate Agreements - asset (liability)	$394	$3,606
Adjustment to increase (decrease) carrying value of the related long-term debt	$1,205	$4,043
The net impact recorded on the Condensed Consolidated Statements of Comprehensive Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Income (expense) on hedging activities in other income (expense)	$(666)	$205	$(420)	$697
Income on hedging activities in loss on redemption of debt	$—	$—	$3,502	$—

The fair value of the Old and New Rate Agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2012, we had $1.0 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At September 30, 2012, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $39.6 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2012, the annual interest rate was 6.12 percent. As of September 30, 2012, the outstanding balance was RMB 60.0 million (approximately $9.5 million). Interest is payable quarterly. We pre-paid the July 20, 2012 principal payment of RMB 30.0 million (approximately $4.8 million) in September 2011, the December 20, 2012 principal payment of RMB 40.0 million (approximately $6.3 million) in November 2011, the July 20, 2013 principal payment of RMB 60.0 million (approximately $9.5 million) in April 2012 and the December 20, 2013 principal payment of RMB 60.0 million (approximately $9.5 million) in September 2012. A principal payment in the amount of RMB 60.0 million (approximately $9.5 million) is due on January 20, 2014. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

BES Euro Line

In January 2007, Crisal (Libbey Portugal) entered into a seven-year €11.0 million line of credit (approximately $14.1 million) with Banco Espírito Santo, S.A. (BES). The $7.8 million outstanding at September 30, 2012, was the U.S. dollar equivalent of the €6.1 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €2.8 million (approximately $3.6 million) is due in December 2012 and payment of €3.3 million (approximately $4.2 million) is due in December 2013. Interest with respect to the line is paid semi-annually.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €1.0 million (approximately $1.2 million) and has an interest rate of 0.0%. Semi-annual installments of principal are due beginning in January 2016 through the maturity date of July 2018.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. Our $450.0 million New Senior Secured Notes had an estimated fair value of $483.8 million at September 30, 2012. The Old Senior Secured Notes had an estimated fair value of $385.2 million at December 31, 2011. The fair value of the remainder of our debt approximates carrying value at September 30, 2012 and December 31, 2011 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At September 30, 2012 we had no borrowings under our ABL Facility, although we had $9.4 million of letters of credit issued under that facility. As a result, we had $87.8 million of unused availability remaining under the ABL Facility at September 30, 2012. In addition, we had $33.3 million of cash on hand at September 30, 2012.

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

Since the activities related to our closure of the Syracuse China manufacturing facility were complete as of March 31, 2011, no additional charges were incurred for the three months ended September 30, 2011. We incurred charges of approximately $0.1 million in the nine months ended September 30, 2011 related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Condensed Consolidated Statement of Comprehensive Income as detailed in the table below.

	Nine months ended September 30, 2011
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

During the three months and nine months ended September 30, 2011, we recorded a $0.2 million and $0.3 million income adjustment, respectively, to special charges on the Condensed Consolidated Statements of Comprehensive Income in the Glass Operations segment. In the three and nine months ended September 30, 2011, we recorded charges of $0.2 million and $0.2 million, respectively, to write down inventory and spare machine parts. These amounts were included in cost of sales on the Condensed Consolidated Statements of Comprehensive Income in the Glass Operations segment.

The activities related to our write-down of decorating fixed assets and inventory were complete in the third quarter of 2011.

6.	Income Taxes

Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures. At September 30, 2012 and December 31, 2011, we had $1.5 million and $1.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. A tax benefit of $4.2 million was recorded in our income tax provision for the nine months ended September 30, 2012. There was no similar tax benefit recorded for the three months ended September 30, 2012 or the three months and nine months ended September 30, 2011. Depending upon the level of our future earnings and losses and their impact on other comprehensive income, it is possible that a tax benefit may be recorded, changed, or reversed in future periods.

Further, our current and future provision for income taxes for 2012 is significantly impacted by valuation allowances. In the United States, China, the Netherlands and Portugal we have recorded valuation allowances against our deferred income tax assets. We did not release any valuation allowance for the three months and nine months ended September 30, 2012, or the three months and nine months ended September 30, 2011. In assessing the need for recording a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, and whether there was an unusual, infrequent or extraordinary item to be considered. Based on our analysis of all available evidence, we intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized; however, based upon management's assessment, a release of the valuation allowance in China could occur.

Income tax payments consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Total income tax payments, net of refunds	$1,366	$1,843	$3,981	$13,029
Less: credits or offsets	491	842	1,915	4,340
Cash paid, net	$875	$1,001	$2,066	$8,689

7.	Pension and Non-pension Postretirement Benefits

We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers certain salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). U.S. salaried employees will not be eligible for additional company contribution credits beginning January 1, 2013. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries in the Netherlands and Mexico. The plan in Mexico is not funded.

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$1,543	$1,372	$118	$390	$1,661	$1,762
Interest cost	3,702	4,014	1,327	1,190	5,029	5,204
Expected return on plan assets	(4,939)	(4,307)	(596)	(566)	(5,535)	(4,873)
Amortization of unrecognized:
Prior service cost	494	540	70	77	564	617
Loss	1,302	1,166	149	113	1,451	1,279
Settlement charge	—	—	93	—	93	—
Curtailment charge (credit)	(125)	—	—	—	(125)	—
Pension expense	$1,977	$2,785	$1,161	$1,204	$3,138	$3,989

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$4,468	$4,118	$1,108	$1,275	$5,576	$5,393
Interest cost	11,548	12,042	3,761	3,811	15,309	15,853
Expected return on plan assets	(13,885)	(12,879)	(1,786)	(1,756)	(15,671)	(14,635)
Amortization of unrecognized:
Prior service cost	1,537	1,622	198	249	1,735	1,871
Loss	4,822	3,496	408	373	5,230	3,869
Settlement charge	457	—	93	—	550	—
Curtailment charge (credit)	(125)	—	—	—	(125)	—
Pension expense	$8,822	$8,399	$3,782	$3,952	$12,604	$12,351

During the first nine months of 2012, we incurred pension settlement and curtailment charges totaling $0.4 million. The pension settlement charges were triggered by excess lump sum distributions, which required us to record unrecognized gains and losses. The curtailment charges resulted from the third quarter announcement that as of January 1, 2013, we are ceasing annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. As a result, these plans were remeasured as of July 31, 2012. At that time the discount rate was reduced from 5.00 percent to 3.87 percent. The re-measurement resulted in a reduction in pension expense of $1.1 million in the third quarter of 2012 compared to what our expense would have been for the nine months ended September 30, 2012 had these events not occurred. This amount is included in the above table. In May 2012, we used a portion of the proceeds of our debt refinancing to contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. During the second quarter of 2012, the pension expense calculation was not adjusted as a result of this discretionary contribution as it was not contemplated in the assumption set used for the expense determination for the year. As a result of the U.S. salaried pension plan re-measurement on July 31, 2012, the portion of this contribution related to this plan did affect the pension expense calculation. We have contributed $3.9 million and $98.7 million of cash into our pension plans (including the $79.7 million contribution made to the U.S. pension plans in May 2012) for the three months and nine months ended September 30, 2012, respectively. Pension contributions for the remainder of 2012 are estimated to be $4.2 million.

We provide certain retiree health care and life insurance benefits covering our U.S and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we are ending our existing healthcare benefit for salaried retirees age 65 and older and will instead provide a Retiree Health Reimbursement Arrangement (RHRA) that supports retirees in purchasing a Medicare plan that meets their needs. Also effective January 1, 2013, the life insurance benefit will be 20.0 percent of the retiree's final salary, with a maximum benefit of $10,000. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S. non-pension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$368	$340	$—	$—	$368	$340
Interest cost	857	908	28	30	885	938
Amortization of unrecognized:
Prior service cost	105	105	—	—	105	105
Loss / (gain)	229	277	—	(5)	229	272
Non-pension postretirement benefit expense	$1,559	$1,630	$28	$25	$1,587	$1,655

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Service cost	$1,103	$1,019	$1	$1	$1,104	$1,020
Interest cost	2,570	2,724	80	92	2,650	2,816
Amortization of unrecognized:
Prior service cost	316	316	—	—	316	316
Loss / (gain)	687	831	(1)	(13)	686	818
Non-pension postretirement benefit expense	$4,676	$4,890	$80	$80	$4,756	$4,970

Our 2012 estimate of non-pension payments was $4.7 million, and we have paid $1.0 million and $3.0 million for the three and nine months ended September 30, 2012, respectively.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2012	2011	2012	2011
Numerators for earnings per share —
—Net income (loss) that is available to common shareholders	$14,861	$7,127	$5,359	$21,532
Denominator for basic earnings per share —
Weighted average shares outstanding	20,896,291	20,181,558	20,834,742	20,079,412
Effect of stock options and restricted stock units	464,195	457,247	432,535	524,769
Effect of warrants	—	76,341	—	122,295
Total effect of dilutive securities	464,195	533,588	432,535	647,064
Denominator for diluted earnings per share —
—Adjusted weighted average shares and assumed conversions	21,360,486	20,715,146	21,267,277	20,726,476
Basic earnings (loss) per share	$0.71	$0.35	$0.26	$1.07
Diluted earnings (loss) per share	$0.70	$0.34	$0.25	$1.04

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	September 30, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$394	Derivative asset	$3,606
Natural gas contracts	Derivative asset	36	Derivative asset	—
Total designated		430		3,606
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	—	Prepaid and other current assets	107
Total undesignated		—		107
Total		$430		$3,713

	Liability Derivatives:
(dollars in thousands)	September 30, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability	$276	Derivative liability	$3,390
Natural gas contracts	Other long-term liabilities	—	Other long-term liabilities	298
Total designated		276		3,688
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Derivative liability	155	Derivative liability	—
Total undesignated		155		—
Total		$431		$3,688

Interest Rate Swaps as Fair Value Hedges

We had an interest rate swap agreement in place through April 18, 2012 (Old Rate Agreement) with a notional amount of $80.0 million. On April 18, 2012, the Old Rate Agreement was called at fair value. We received proceeds of $3.6 million. During the second quarter, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the Old Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Condensed Consolidated Statements of Comprehensive Income.

On June 18, 2012, we entered into an interest rate swap agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt.

Our fixed-to-floating interest rate swaps are designated and qualify as a fair value hedges. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk, are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other income (expense), along with the offsetting loss or gain on the related interest rate swap on the Condensed Consolidated Statements of Comprehensive Income.

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Interest rate swap	$582	$740	$243	$1,539
Related long-term debt	(1,248)	(535)	2,839	(842)
Net impact	$(666)	$205	$3,082	$697

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related interest rate swap was recorded on the Condensed Consolidated Statements of Comprehensive Income as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Loss on redemption of debt	$—	$—	$3,502	$—
Other income (expense)	(666)	205	(420)	697
Net impact	$(666)	$205	$3,082	$697

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of September 30, 2012, we had commodity contracts for 2,430,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2011, we had commodity contracts for 3,070,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at September 30, 2012. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Comprehensive Income. We paid additional cash of $1.1 million and $1.3 million in the three months ended September 30, 2012 and 2011, respectively, and $4.3 million and $3.4 million in the nine months ended September 30, 2012 and 2011, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.2 million of expense in our Condensed Consolidated Statements of Comprehensive Income.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$682	$(1,587)	$(836)	$(2,223)
Total	$682	$(1,587)	$(836)	$(2,223)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Comprehensive Income:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2012	2011	2012	2011
Derivative:	Location:
Natural gas contracts	Cost of sales	$(1,088)	$(1,340)	$(4,284)	$(3,382)
Total impact on net income (loss)		$(1,088)	$(1,340)	$(4,284)	$(3,382)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2012 and December 31, 2011, we had contracts for C$19.2 million and C$3.9 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2012	2011	2012	2011
Derivative:	Location:
Currency contracts	Other income (expense)	$(190)	$934	$(220)	$608
Total		$(190)	$934	$(220)	$608

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the New Rate Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of September 30, 2012, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Components of comprehensive income (loss), net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net income (loss)	$14,861	$7,127	$5,359	$21,532
Pension and other postretirement benefits, net of tax	3,028	3,488	9,865	13,296
Derivative instruments, net of tax	1,545	(254)	3,022	1,046
Foreign currency translation	2,196	(5,949)	(483)	3,291
Total comprehensive income (loss)	$21,630	$4,412	$17,763	$39,165

Accumulated other comprehensive loss, net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2011	$(4,005)	$(2,370)	$(121,997)	$(128,372)
Change	(483)	3,448	13,869	16,834
Tax effect	—	(426)	(4,004)	(4,430)
Balance on September 30, 2012	$(4,488)	$652	$(112,132)	$(115,968)

11.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the New Senior Secured Notes. The obligations of Libbey Glass under the New Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2012 and September 30, 2011.

At September 30, 2012, December 31, 2011 and September 30, 2011, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (dissolved in June of 2012 and known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income
(unaudited)

	Three months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,840	$20,210	$104,166	$(20,066)	$209,150
Freight billed to customers	—	140	158	717	—	1,015
Total revenues	—	104,980	20,368	104,883	(20,066)	210,165
Cost of sales	—	79,164	14,483	85,375	(20,066)	158,956
Gross profit	—	25,816	5,885	19,508	—	51,209
Selling, general and administrative expenses	—	17,261	1,495	8,131	—	26,887
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	8,555	4,390	11,377	—	24,322
Other income (expense)	—	(541)	9	337	—	(195)
Earnings (loss) before interest and income taxes	—	8,014	4,399	11,714	—	24,127
Interest expense	—	6,719	—	2,001	—	8,720
Income (loss) before income taxes	—	1,295	4,399	9,713	—	15,407
Provision (benefit) for income taxes	—	(1,536)	—	2,082	—	546
Net income (loss)	—	2,831	4,399	7,631	—	14,861
Equity in net income (loss) of subsidiaries	14,861	12,030	—	—	(26,891)	—
Net income (loss)	$14,861	$14,861	$4,399	$7,631	$(26,891)	$14,861

Comprehensive income (loss)	$21,630	$21,630	$4,522	$10,244	$(36,396)	$21,630

	Three months ended September 30, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,363	$17,393	$106,831	$(21,341)	$207,246
Freight billed to customers	—	137	174	200	—	511
Total revenues	—	104,500	17,567	107,031	(21,341)	207,757
Cost of sales	—	85,442	12,783	85,989	(21,341)	162,873
Gross profit	—	19,058	4,784	21,042	—	44,884
Selling, general and administrative expenses	—	15,587	1,704	9,448	—	26,739
Special charges	—	(232)	—	—	—	(232)
Income (loss) from operations	—	3,703	3,080	11,594	—	18,377
Other income (expense)	—	1,083	(101)	1,255	—	2,237
Earnings (loss) before interest and income taxes	—	4,786	2,979	12,849	—	20,614
Interest expense	—	7,838	—	2,721	—	10,559
Income (loss) before income taxes	—	(3,052)	2,979	10,128	—	10,055
Provision (benefit) for income taxes	—	134	—	2,794	—	2,928
Net income (loss)	—	(3,186)	2,979	7,334	—	7,127
Equity in net income (loss) of subsidiaries	7,127	10,313	—	—	(17,440)	—
Net income (loss)	$7,127	$7,127	$2,979	$7,334	$(17,440)	$7,127

Comprehensive income (loss)	$4,412	$4,412	$3,066	$2,490	$(9,968)	$4,412

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income
(unaudited)

	Nine months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$308,017	57,420	294,175	(53,386)	$606,226
Freight billed to customers	—	436	532	1,514	—	2,482
Total revenues	—	308,453	57,952	295,689	(53,386)	608,708
Cost of sales	—	229,083	41,838	240,561	(53,386)	458,096
Gross profit	—	79,370	16,114	55,128	—	150,612
Selling, general and administrative expenses	—	52,685	4,897	24,809	—	82,391
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	26,685	11,217	30,319	—	68,221
Other income (expense)	—	(31,503)	2	67	—	(31,434)
Earnings (loss) before interest and income taxes	—	(4,818)	11,219	30,386	—	36,787
Interest expense	—	22,593	—	6,492	—	29,085
Income (loss) before income taxes	—	(27,411)	11,219	23,894	—	7,702
Provision (benefit) for income taxes	—	(3,972)	131	6,184	—	2,343
Net income (loss)	—	(23,439)	11,088	17,710	—	5,359
Equity in net income (loss) of subsidiaries	5,359	28,798	—	—	(34,157)	—
Net income (loss)	$5,359	$5,359	$11,088	$17,710	$(34,157)	$5,359

Comprehensive income (loss)	$17,763	$17,763	$11,575	$18,120	$(47,458)	$17,763

	Nine months ended September 30, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$299,287	$57,580	$297,583	$(52,176)	$602,274
Freight billed to customers	—	491	744	525	—	1,760
Total revenues	—	299,778	58,324	298,108	(52,176)	604,034
Cost of sales	—	240,893	42,621	241,830	(52,176)	473,168
Gross profit	—	58,885	15,703	56,278	—	130,866
Selling, general and administrative expenses	—	43,182	6,129	28,054	—	77,365
Special charges	—	(332)	51	—	—	(281)
Income (loss) from operations	—	16,035	9,523	28,224	—	53,782
Other income (expense)	—	(1,694)	3,253	3,945	—	5,504
Earnings (loss) before interest and income taxes	—	14,341	12,776	32,169	—	59,286
Interest expense	—	24,528	—	8,401	—	32,929
Income (loss) before income taxes	—	(10,187)	12,776	23,768	—	26,357
Provision (benefit) for income taxes	—	764	55	4,006	—	4,825
Net income (loss)	—	(10,951)	12,721	19,762	—	21,532
Equity in net income (loss) of subsidiaries	21,532	32,483	—	—	(54,015)	—
Net income (loss)	$21,532	$21,532	$12,721	$19,762	$(54,015)	$21,532

Comprehensive income (loss)	$39,165	$39,165	$12,847	$24,528	$(76,540)	$39,165

Libbey Inc.
Condensed Consolidating Balance Sheet

	September 30, 2012 (unaudited)
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$15,794	$154	$17,399	$—	$33,347
Accounts receivable — net	—	42,897	5,215	45,850	—	93,962
Inventories — net	—	63,330	17,730	89,754	—	170,814
Other current assets	—	14,506	236	12,166	(18,706)	8,202
Total current assets	—	136,527	23,335	165,169	(18,706)	306,325
Other non-current assets	—	25,194	673	27,651	(8,079)	45,439
Investments in and advances to subsidiaries	46,146	356,262	214,027	(14,058)	(602,377)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	147,764	—	186,944
Total other assets	46,146	408,289	227,047	161,357	(610,456)	232,383
Property, plant and equipment — net	—	71,525	313	179,680	—	251,518
Total assets	$46,146	$616,341	$250,695	$506,206	$(629,162)	$790,226

Accounts payable	$—	$9,909	$1,962	$34,779	$—	$46,650
Accrued and other current liabilities	—	66,679	18,260	40,703	(16,668)	108,974
Notes payable and long-term debt due within one year	—	218	—	3,601	—	3,819
Total current liabilities	—	76,806	20,222	79,083	(16,668)	159,443
Long-term debt	—	451,942	—	14,916	—	466,858
Other long-term liabilities	—	77,465	6,310	44,121	(10,117)	117,779
Total liabilities	—	606,213	26,532	138,120	(26,785)	744,080
Total shareholders’ equity (deficit)	46,146	10,128	224,163	368,086	(602,377)	46,146
Total liabilities and shareholders’ equity (deficit)	$46,146	$616,341	$250,695	$506,206	$(629,162)	$790,226

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$39,249	$155	$18,887	$—	$58,291
Accounts receivable — net	—	39,707	3,223	45,115	—	88,045
Inventories — net	—	48,077	17,009	80,773	—	145,859
Other current assets	—	16,913	747	7,432	(15,391)	9,701
Total current assets	—	143,946	21,134	152,207	(15,391)	301,896
Other non-current assets	—	25,138	8	18,380	(7,761)	35,765
Investments in and advances to subsidiaries	27,780	336,596	210,876	(10,116)	(565,136)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	148,592	—	187,772
Total other assets	27,780	388,567	223,231	156,856	(572,897)	223,537
Property, plant and equipment — net	—	75,951	416	188,351	—	264,718
Total assets	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Accounts payable	$—	$14,290	$1,840	$42,629	$—	$58,759
Accrued and other current liabilities	—	67,665	20,860	33,068	(15,391)	106,202
Notes payable and long-term debt due within one year	—	227	—	3,965	—	4,192
Total current liabilities	—	82,182	22,700	79,662	(15,391)	169,153
Long-term debt	—	360,626	—	32,542	—	393,168
Other long-term liabilities	—	156,232	17,156	34,423	(7,761)	200,050
Total liabilities	—	599,040	39,856	146,627	(23,152)	762,371
Total shareholders’ equity (deficit)	27,780	9,424	204,925	350,787	(565,136)	27,780
Total liabilities and shareholders’ equity (deficit)	$27,780	$608,464	$244,781	$497,414	$(588,288)	$790,151

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Three months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$14,861	$14,861	$4,399	$7,631	$(26,891)	$14,861
Depreciation and amortization	—	3,143	17	6,913	—	10,073
Other operating activities	(14,861)	159	(4,328)	(4,906)	26,891	2,955
Net cash provided by (used in) operating activities	—	18,163	88	9,638	—	27,889
Additions to property, plant & equipment	—	(1,478)	—	(3,934)	—	(5,412)
Other investing activities	—	—	—	131	—	131
Net cash (used in) investing activities	—	(1,478)	—	(3,803)	—	(5,281)
Net borrowings (repayments)	—	(53)	—	(8,264)	—	(8,317)
Other financing activities	—	(627)	—	—	—	(627)
Net cash provided by (used in) financing activities	—	(680)	—	(8,264)	—	(8,944)
Exchange effect on cash	—	—	—	106	—	106
Increase (decrease) in cash	—	16,005	88	(2,323)	—	13,770
Cash at beginning of period	—	(211)	66	19,722	—	19,577
Cash at end of period	$—	$15,794	$154	$17,399	$—	$33,347

	Three months ended September 30, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,127	$7,127	$2,979	$7,334	$(17,440)	$7,127
Depreciation and amortization	—	3,119	19	7,219	—	10,357
Other operating activities	(7,127)	(28,646)	(3,139)	(702)	17,440	(22,174)
Net cash provided by (used in) operating activities	—	(18,400)	(141)	13,851	—	(4,690)
Additions to property, plant & equipment	—	(5,122)	(27)	(2,910)	—	(8,059)
Other investing activities	—	—	158	65	—	223
Net cash (used in) investing activities	—	(5,122)	131	(2,845)	—	(7,836)
Net borrowings (repayments)	—	(49)	—	(6,729)	—	(6,778)
Other financing activities	—	(19)	—	—	—	(19)
Net cash provided by (used in) financing activities	—	(68)	—	(6,729)	—	(6,797)
Exchange effect on cash	—	—	—	(403)	—	(403)
Increase (decrease) in cash	—	(23,590)	(10)	3,874	—	(19,726)
Cash at beginning of period	—	25,772	367	18,170	—	44,309
Cash at end of period	$—	$2,182	$357	$22,044	$—	$24,583

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$5,359	$5,359	$11,088	$17,710	$(34,157)	$5,359
Depreciation and amortization	—	10,150	54	20,693	—	30,897
Other operating activities	(5,359)	(86,674)	(11,143)	(10,867)	34,157	(79,886)
Net cash provided by (used in) operating activities	—	(71,165)	(1)	27,536	—	(43,630)
Additions to property, plant & equipment	—	(5,792)	—	(11,452)	—	(17,244)
Other investing activities	—	—	—	550	—	550
Net cash (used in) investing activities	—	(5,792)	—	(10,902)	—	(16,694)
Net borrowings (repayments)	—	89,845	—	(18,124)	—	71,721
Other financing activities	—	(36,343)	—	—	—	(36,343)
Net cash provided by (used in) financing activities	—	53,502	—	(18,124)	—	35,378
Exchange effect on cash	—	—	—	2	—	2
Increase (decrease) in cash	—	(23,455)	(1)	(1,488)	—	(24,944)
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$15,794	$154	$17,399	$—	$33,347

	Nine months ended September 30, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,532	$21,532	$12,721	$19,762	$(54,015)	$21,532
Depreciation and amortization	—	10,694	278	21,293	—	32,265
Other operating activities	(21,532)	(37,814)	(26,405)	(19,917)	54,015	(51,653)
Net cash provided by (used in) operating activities	—	(5,588)	(13,406)	21,138	—	2,144
Additions to property, plant & equipment	—	(9,207)	(30)	(17,220)	—	(26,457)
Other investing activities	—	33	13,500	4,731	—	18,264
Net cash (used in) investing activities	—	(9,174)	13,470	(12,489)	—	(8,193)
Net borrowings (repayments)	—	(40,146)	—	(4,624)	—	(44,770)
Other financing activities	—	(1,187)	—	—	—	(1,187)
Net cash provided by (used in) financing activities	—	(41,333)	—	(4,624)	—	(45,957)
Exchange effect on cash	—	—	—	331	—	331
Increase (decrease) in cash	—	(56,095)	64	4,356	—	(51,675)
Cash at beginning of period	—	58,277	293	17,688	—	76,258
Cash at end of period	$—	$2,182	$357	$22,044	$—	$24,583

12.	Segments

We have two reportable segments defined as follows:

Glass Operations — includes worldwide sales of manufactured and sourced glass tableware and other glass products from domestic and international subsidiaries.

Other Operations — includes worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were included in this segment until we sold substantially all of the assets of our Traex subsidiary on April 28, 2011.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net Sales:
Glass Operations	$189,860	$190,813	$551,679	$547,353
Other Operations	19,427	16,597	55,123	55,448
Eliminations	(137)	(164)	(576)	(527)
Consolidated	$209,150	$207,246	$606,226	$602,274

Segment EBIT:
Glass Operations	$33,970	$29,801	$94,259	$77,165
Other Operations	4,356	2,978	11,097	9,619
Total Segment EBIT	$38,326	$32,779	$105,356	$86,784

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$38,326	$32,779	$105,356	$86,784
Retained corporate costs	(10,413)	(7,352)	(33,708)	(27,255)
Loss on redemption of debt (note 4)	—	—	(31,075)	(2,803)
Severance and other	(3,786)	—	(3,786)	—
Gain (expense) on sale of Traex assets	—	(81)	—	3,240
Gain on sale of land (1)	—	—	—	3,445
Equipment credit (note 16)	—	—	—	1,021
Restructuring charges	—	78	—	84
CEO transition expenses	—	(2,091)	—	(2,511)
Abandoned property (note 15)	—	(2,719)	—	(2,719)
Interest expense	(8,720)	(10,559)	(29,085)	(32,929)
Income taxes	(546)	(2,928)	(2,343)	(4,825)
Net income (loss)	$14,861	$7,127	$5,359	$21,532

Depreciation & Amortization:
Glass Operations	$9,735	$9,999	$29,761	$30,779
Other Operations	10	11	32	257
Corporate	328	347	1,104	1,229
Consolidated	$10,073	$10,357	$30,897	$32,265

Capital Expenditures:
Glass Operations	$4,933	$7,511	$16,397	$25,280
Other Operations	—	12	—	15
Corporate	479	536	847	1,162
Consolidated	$5,412	$8,059	$17,244	$26,457
___________________________________

(1)	Net gain on the sale of land at our Libbey Holland facility.

13.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(240)	$—	$(240)	$—	$(3,688)	$—	$(3,688)
Currency contracts	—	(155)	—	(155)	—	107	—	107
Interest rate agreements	—	394	—	394	—	3,606	—	3,606
Net derivative asset (liability)	$—	$(1)	$—	$(1)	$—	$25	$—	$25

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	September 30, 2012	December 31, 2011
Prepaid and other current assets	$—	$107
Derivative asset	430	3,606
Derivative liability	(431)	(3,390)
Other long-term liabilities	—	(298)
Net derivative asset (liability)	$(1)	$25

14.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Comprehensive Income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Gain on sale of land at Libbey Holland	$—	$—	$—	$3,445
Gain on sale of Traex assets	—	(81)	—	3,240
Gain (loss) on currency translation	(374)	1,705	(765)	130
Hedge ineffectiveness	(666)	503	(436)	990
Other non-operating income (expense)	845	110	842	502
Other income (expense)	$(195)	$2,237	$(359)	$8,307

15.	Contingencies

We are currently undergoing an unclaimed property audit that is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. We may have obligations associated with unclaimed property in an estimated amount of approximately $2.7 million. While we have recorded this estimate as expense of $1.8 million and $0.9 million in cost of sales and selling, general and administrative expense, respectively, on the Condensed Consolidated Statements of Comprehensive Income in the third quarter of 2011, it is too early to determine the ultimate outcome of these audits and, as a result, our actual obligations may be less than or greater than the amount we have recorded. At this time, we believe that the impact of these adjustments is not material to our results of operations.

16.	Property, Plant and Equipment

During the second quarter of 2010, we wrote down certain after-processing equipment within our Glass Operations segment. During the second quarter of 2011, we received a $1.0 million credit from the supplier of this equipment. This was recorded in selling, general and administrative expense and other income (expense) on the Condensed Consolidated Statements of Comprehensive Income.

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

Overview

North America's economy is expected to remain fragile during the last quarter of 2012, with political and global economic uncertainties continuing to lead to relatively weak demand. The European economy continued to soften during the third quarter of 2012, and we expect it to remain weak for the remainder of 2012. In addition, political uncertainty exists in China as a result of the anticipated leadership change there, and, although the economy in China continues to grow, the rate of growth has slowed considerably. Despite these conditions, our China, Mexico and U.S. and Canadian sales regions within our Glass Operations segment showed improvement in net sales for the first nine months of 2012, excluding the impact of currency, with increased unit shipments and a favorable mix shift. Net sales within our European sales region increased during the three months ended September 30, 2012, excluding the impact of currency, compared to the year-ago period.

Gross profit grew 14.1 percent, compared to the third quarter of 2011, increasing to an all-time third quarter record of $51.2 million from $44.9 million in the year-ago quarter. Income from operations grew 32.4 percent, compared to the third quarter of 2011, increasing to an all-time third quarter record of $24.3 million from $18.4 million in the year-ago quarter. These records resulted from increased shipments, a better mix of products sold, lower distribution costs, lower utility costs and lower freight costs, partially offset by costs related to implementing our new strategic plan. We are committed to further improving our cost structure, leveraging our advantaged businesses and nurturing our strong customer relationships. We believe these efforts, combined with our overall productivity improvements, will enable strengthened financial and operational performance.

Strengthening our balance sheet remains a high priority. On May 18, 2012, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe. We used the proceeds of the offering of the $450.0 million New Senior Secured Notes to fund the repurchase and redemption of $320.0 million of the Old Senior Secured Notes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. On June 29, 2012, we used the remaining proceeds of the New Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of Old Senior Secured Notes and to pay related fees. In April and September of 2012, Libbey China pre-paid the respective July and December 2013 scheduled principal payments each of RMB 60.0 million (approximately $9.5 million) each.

We have two reportable segments defined as follows:

Glass Operations—includes worldwide sales of manufactured and sourced glass tableware and other glass operations from domestic and international subsidiaries.

Other Operations—includes worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware and serveware and plastic items. Plastic items were included in this segment until we sold substantially all of the assets of our Traex subsidiary on April 28, 2011.

Results of Operations

The following table presents key results of our operations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2012	2011	2012	2011
Net sales	$209,150	$207,246	$606,226	$602,274
Gross profit (2)	$51,209	$44,884	$150,612	$130,866
Gross profit margin	24.5%	21.7%	24.8%	21.7%
Income from operations (IFO) (3)	$24,322	$18,377	$68,221	$53,782
IFO margin	11.6%	8.9%	11.3%	8.9%
Earnings (loss) before interest and income taxes(EBIT)(1)(2)(3)(4)	$24,127	$20,614	$36,787	$59,286
EBIT margin	11.5%	9.9%	6.1%	9.8%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$34,200	$30,971	$67,684	$91,551
EBITDA margin	16.4%	14.9%	11.2%	15.2%
Adjusted EBITDA(1)	$37,986	$35,784	$102,545	$91,794
Adjusted EBITDA margin	18.2%	17.3%	16.9%	15.2%
Net income (loss) (2)(3)(4)	$14,861	$7,127	$5,359	$21,532
Net income (loss) margin	7.1%	3.4%	0.9%	3.6%
Diluted net income (loss) per share	$0.70	$0.34	$0.25	$1.04
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Third Quarter 2012 Compared with Third Quarter 2011 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three and nine month periods ended September 30, 2012 include $2.3 million of severance resulting from the implementation of our new strategic plan. The three and nine month periods ended September 30, 2011 include $1.8 million accrued for an on-going unclaimed property audit and $0.2 million of restructuring charges related to the closure of the decorating operations at our Shreveport manufacturing facility. (See notes 5 and 15 to the Condensed Consolidated Financial Statements.)

(3)
In addition to item (2) above, the three and nine month periods ended September 30, 2012 include $1.4 million of severance resulting from the implementation of our new strategic plan. The three and nine month periods ended September 30, 2011 include $0.9 million accrued for an on-going unclaimed property audit. The third quarter of 2011 includes $2.1 million of CEO transition expenses and a $0.2 million restructuring credit related to the closure of the decorating operations at our Shreveport manufacturing facility. The nine months ended September 30, 2011 include $2.5 million of CEO transition expenses, an equipment credit of $0.8 million, and a restructuring credit of $0.3 million related to the closure of our Syracuse, New York, manufacturing facility and the decorating operations at our Shreveport manufacturing facility. (See notes 5, 15 and 16 to the Condensed Consolidated Financial Statements.)

(4)
In addition to item (3) above, the nine months ended September 30, 2012 includes $31.1 million for the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million of Old Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. The three months ended September 30, 2011 includes $0.1 million of expenses related to the sale of substantially all of the assets of Traex. The nine months ended September 30, 2011 includes a $3.2 million gain on the sale of substantially all of the assets of Traex, income of $3.4 million related to the gain on the sale of land at our Libbey Holland facility, a loss of $2.8 million related to the redemption of $40.0 million of Old Senior Secured Notes and an equipment credit of $0.2 million. (See notes 4, 14 and 16 to the Condensed Consolidated Financial Statements.)

Discussion of Third Quarter 2012 Compared to Third Quarter 2011
Net Sales
For the quarter ended September 30, 2012, net sales increased 0.9 percent to $209.2 million, compared to $207.2 million in the year-ago quarter. When adjusted for currency impact, net sales were up 3.9 percent. The increase in net sales was attributable to increased sales of $2.8 million in our Other Operations segment, partially offset by a $1.0 million decline in our Glass

Operations segment net sales.

	Three months ended September 30,
(dollars in thousands)	2012	2011
Glass Operations	$189,860	$190,813
Other Operations	19,427	16,597
Eliminations	(137)	(164)
Consolidated	$209,150	$207,246

Net Sales — Glass Operations

Net sales in the Glass Operations segment were $189.9 million, compared to $190.8 million in the third quarter of 2011, a decrease of 0.5 percent (an increase of 2.7 percent excluding currency fluctuation). Primary contributors to the decreased net sales were a 9.7 percent decrease in net sales within our European sales region (1.7 percent increase excluding currency fluctuation) and a 15.5 percent decrease in our International sales region, partially offset by a 0.8 percent increase in net sales within our U.S. and Canadian sales region, a 13.0 percent increase in net sales within our China sales region (11.4 percent excluding the impact of currency), and a 9.0 percent increase within our Mexico sales region (14.8 percent increase excluding the peso devaluation), compared to the prior year quarter. The increase in our European sales region, when excluding currency, is due to a more favorable mix of products sold. The decrease in our International sales region is a result of decreased shipments within all market channels. Net sales to U.S. and Canadian retail customers increased 1.2 percent, net sales to U.S. and Canadian foodservice glassware customers increased 1.3 percent, and net sales to U.S. and Canadian business to business customers decreased 1.2 percent. The increase in our China sales region is the result of our change in our go-to market strategy in the domestic Chinese market. The increase in our Mexico sales region is primarily driven by increased shipments in the business to business channel.

Net Sales — Other Operations

Net sales in the Other Operations segment increased by 17.1 percent, from $16.6 million in the third quarter of 2011 to $19.4 million in the third quarter of 2012. This increase is the result of solid sales increases to both Syracuse China and World Tableware customers, including a large replacement of dinnerware with a major restaurant chain.

Gross Profit

Gross profit increased to $51.2 million in the third quarter of 2012, compared to $44.9 million in the prior year quarter. Gross profit as a percentage of net sales increased to 24.5 percent in the third quarter of 2012, compared to 21.7 percent in the prior year period. The primary drivers of the $6.3 million gross profit increase were a $5.3 million impact from changes in sales volume and mix and decreased utilities, direct materials (primarily lower packaging costs) and freight expenses of $3.7 million in the third quarter of 2012 compared to the third quarter of 2011. Partially offsetting these improvements was $2.8 million attributable to decreased production activity net of volume-related production costs.

Income (Loss) From Operations

Income from operations for the quarter ended September 30, 2012 increased $5.9 million, to $24.3 million, compared to $18.4 million in the prior year quarter. Income from operations as a percentage of net sales was 11.6 percent for the quarter ended September 30, 2012, compared to 8.9 percent in the prior year quarter. The increase in income from operations is the result of an increase in gross profit (discussed above).

Earnings (Loss) Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended September 30, 2012 increased by $3.5 million, to $24.1 million from $20.6 million in the third quarter of 2011. EBIT as a percentage of net sales increased to 11.5 percent in the third quarter of 2012, compared to 9.9 percent in the prior year quarter. The increase in EBIT is a result of an increase in income from operations (discussed above), partially offset by a $2.4 million reduction in other income (expense) primarily resulting from a $2.1 million change in currency translation.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended September 30,
(dollars in thousands)	2012	2011
Glass Operations	$33,970	$29,801
Other Operations	4,356	2,978
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Glass Operations

Segment EBIT increased to $34.0 million in the third quarter of 2012, compared to $29.8 million in the third quarter of 2011. Segment EBIT as a percentage of net sales for Glass Operations increased to 17.9 percent in the third quarter of 2012, compared to 15.6 percent in the prior-year period. The primary drivers of the $4.2 million increase in Segment EBIT were a $4.4 million favorable impact from changes in sales volume and mix, a $3.4 million decrease in costs primarily related to labor and benefits, utilities, freight and direct materials (primarily packaging), partially offset by a $3.0 million reduction attributable to decreased production activity net of volume-related production costs.

Segment EBIT — Other Operations

Segment EBIT increased by $1.4 million, or 46.3 percent, to $4.4 million for the third quarter of 2012, compared to $3.0 million in the prior-year period. Segment EBIT as a percentage of net sales for Other Operations increased to 22.4 percent for the quarter ended September 30, 2012, compared to 17.9 percent in the prior-year quarter. Increased shipments to World Tableware and Syracuse China customers and reductions in labor and benefit costs led to the growth in Segment EBIT.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $3.2 million in the third quarter 2012, to $34.2 million, compared to $31.0 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 16.4 percent in the third quarter of 2012, from 14.9 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings (Loss) Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA increased by $2.2 million in the third quarter of 2012, to $38.0 million, compared to $35.8 million in the third quarter of 2011. As a percentage of net sales, Adjusted EBITDA was 18.2 percent for the third quarter of 2012, compared to 17.3 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended September 30,
(dollars in thousands)	2012	2011
Net income (loss)	$14,861	$7,127
Add: Interest expense	8,720	10,559
Add: Provision (benefit) provision for income taxes	546	2,928
Earnings (loss) before interest and income taxes (EBIT)	24,127	20,614
Add: Depreciation and amortization	10,073	10,357
Earnings before interest, taxes, deprecation and amortization (EBITDA)	34,200	30,971
Add: Special items before interest and taxes:
Severance and other	3,786	—
Abandoned property (see note 18)	—	2,719
CEO transition expenses	—	2,091
Gain on sale of Traex assets	—	81
Restructuring charges	—	(78)
Adjusted EBITDA	$37,986	$35,784

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP.
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

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $14.9 million, or $0.70 per diluted share, in the third quarter of 2012, compared to net income of $7.1 million, or $0.34 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 7.1 percent in the third quarter of 2012, compared to 3.4 percent in the year-ago quarter. The increase in net income and diluted net income per share is generally due to the factors discussed in Earnings (Loss) Before Interest and Income Taxes (EBIT) above, a $1.8 million reduction in interest expense, and a $2.4 million decrease in the provision for income taxes. The reduction in interest expense is primarily the result of lower interest rates. The effective tax rate was 3.5 percent for the third quarter of 2012, compared to 29.1 percent in year-ago quarter. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.

Discussion of First Nine Months 2012 Compared to First Nine Months 2011

Net Sales

For the nine months ended September 30, 2012, net sales increased 0.7 percent to $606.2 million, compared to $602.3 million in the year-ago period. The increase in net sales was attributable to increased sales in our Glass Operations segment, offset by decreased sales in Other Operations, as the first nine months of 2011 included $4.8 million of net sales of Traex® products (prior to the sale of substantially all of the Traex assets in late April, 2011), which were no longer offered.

	Nine months ended September 30,
(dollars in thousands)	2012	2011
Glass Operations	$551,679	$547,353
Other Operations	55,123	55,448
Eliminations	(576)	(527)
Consolidated	$606,226	$602,274

Net Sales — Glass Operations

Net sales in the Glass Operations segment were $551.7 million in the first nine months of 2012 compared to $547.4 million in the first nine months of 2011, an increase of 0.8 percent (3.9 percent excluding the impact of currency). Primary contributors to the increased net sales were a 34.6 percent increase in net sales within our China sales region (31.0 percent excluding the impact of currency), a 3.7 percent increase within our U.S. and Canadian sales region, flat net sales within our Mexico sales region (7.5 percent increase excluding the peso effect), partially offset by a 10.0 percent decrease in the European sales region (1.1 percent decrease excluding the euro effect), and a 4.1 percent decrease within our International sales region, compared to the first nine months of 2011. The increase in our China sales region is the result of the change in our go-to market strategy in the domestic Chinese market. Net sales to U.S. and Canadian foodservice glassware customers increased 5.4 percent due to increased shipments, net sales to U.S. and Canadian business to business customers increased 2.9 percent due to increased shipments, and net sales to U.S. and Canadian retail customers increased 2.5 percent due to a more favorable mix of products sold. The decrease in our European sales region is a result of decreased shipments attributable to the uncertain European economic conditions. Excluding the effects of currency, the Mexican sales region increase in sales was driven by increased shipments.

Net Sales — Other Operations

Net sales in the Other Operations segment declined by 0.6 percent from $55.4 million in the first nine months of 2011, when Traex® products contributed $4.8 million in net sales, to $55.1 million in the first nine months of 2012. Offsetting most of the decline, which is attributable to the sale of substantially all of the assets of Traex in April 2011, were increases in net sales to World Tableware customers of 8.2 percent and to Syracuse China customers of 10.5 percent in the first nine months of 2012 as compared to the first nine months of 2011.

Gross Profit

Gross profit increased to $150.6 million in the first nine months of 2012, compared to $130.9 million in the prior year period. Gross profit as a percentage of net sales increased to 24.8 percent in the first nine months of 2012, compared to 21.7 percent in the prior year period. The primary drivers of the $19.7 million gross profit increase were a $14.9 million impact from changes in sales volume and mix, increased production activity net of volume-related production costs of $4.0 million, lower natural gas costs of $2.8 million, lower direct material costs of $2.1 million and lower freight costs of $1.1 million in the first nine months of 2012 compared to the first nine months of 2011, offset by a $3.7 million adverse currency impact due to the changes in the value of the Mexican peso and euro. The first nine months of 2011 also included gross profit of $1.0 million related to Traex, substantially all of the assets of which were sold in late April 2011.

Income (Loss) From Operations

Income from operations for the nine months ended September 30, 2012 increased $14.4 million, to $68.2 million, compared to $53.8 million in the prior year period. Income from operations as a percentage of net sales was 11.3 percent for the nine months ended September 30, 2012, compared to 8.9 percent in the prior-year period. The increase in income from operations is the result of an increase in gross profit (discussed above), net of a $5.0 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is attributable to $2.5 million of severance expense related to organizational changes and implementation of our new strategy, $0.6 million of bad debt expense, $2.9 million of additional legal and professional fees, and $0.5 million of additional selling and marketing expenses, offset by a favorable currency impact of $1.5 million.

Earnings (Loss) Before Interest and Income Taxes (EBIT)

EBIT for the nine months ended September 30, 2012 decreased by $22.5 million, or 37.9 percent, to $36.8 million from $59.3 million in the first nine months of 2011. EBIT as a percentage of net sales decreased to 6.1 percent in the first nine months of 2012, compared to 9.8 percent in the prior year period. The decrease in EBIT is a result of a $28.3 million increase in loss on redemption of debt from the debt refinancing (write-off of unamortized finance fees and discounts and call premium payments related to the redemption of Old Senior Secured Notes), partially offset by an increase in income from operations (discussed above). The first nine months of 2011 also included a $3.4 million gain on the sale of land at our Libbey Holland facility and a $3.2 million gain on the sale of substantially all of the assets of Traex.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Nine months ended September 30,
(dollars in thousands)	2012	2011
Glass Operations	$94,259	$77,165
Other Operations	$11,097	$9,619
____________________________________

(1)
Segment EBIT represents earnings (loss) before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Glass Operations

Segment EBIT increased to $94.3 million in the first nine months of 2012, compared to $77.2 million in the first nine months of 2011. Segment EBIT as a percentage of net sales increased to 17.1 percent in the first nine months of 2012, compared to

14.1 percent in the prior year period. The primary drivers of the $17.1 million increase in Segment EBIT were a $16.9 million favorable impact from changes in sales volume and mix, a $3.9 million increase attributable to increased production activity net of volume-related production costs, and $1.0 million decrease in depreciation and amortization. Offsetting these favorable items were a $2.2 million adverse currency impact due to the changes in the value of the Mexican peso and a $2.0 million increase in costs primarily related to labor and benefits, repair and maintenance, selling and marketing costs, and electricity costs.

Segment EBIT — Other Operations

Segment EBIT increased by $1.5 million, or 15.4 percent, to $11.1 million for the first nine months of 2012, compared to $9.6 million in the prior year period. Segment EBIT as a percentage of net sales increased to 20.1 percent for the nine months ended September 30, 2012, compared to 17.3 percent in the prior-year nine-month period. Increased sales to World Tableware and Syracuse China customers, partially offset by $0.6 million of Segment EBIT related to Traex included in the first nine months of 2011, contributed to the increased Segment EBIT.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $23.9 million in the first nine months of 2012, to $67.7 million, compared to $91.6 million in the year-ago period. As a percentage of net sales, EBITDA decreased to 11.2 percent in the first nine months of 2012, from 15.2 percent in the year-ago period. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings (Loss) Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA increased by $10.8 million in the first nine months of 2012, to $102.5 million, compared to $91.8 million (which included a $0.8 million contribution related to Traex) in the first nine months of 2011. As a percentage of net sales, Adjusted EBITDA was 16.9 percent for the first nine months of 2012, compared to 15.2 percent in the year-ago period. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Nine months ended September 30,
(dollars in thousands)	2012	2011
Net income (loss)	$5,359	$21,532
Add: Interest expense	29,085	32,929
Add: Provision (benefit) for income taxes	2,343	4,825
Earnings (loss) before interest and income taxes (EBIT)	36,787	59,286
Add: Depreciation and amortization	30,897	32,265
Earnings before interest, taxes, deprecation and amortization (EBITDA)	67,684	91,551
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	31,075	2,803
Severance and other	3,786	—
Gain on sale of land at Libbey Holland facility	—	(3,445)
Gain on sale of Traex assets	—	(3,240)
Abandoned property (see note 15)	—	2,719
CEO transition expenses	—	2,511
Equipment credit (see note 16)	—	(1,021)
Restructuring charges	—	(84)
Adjusted EBITDA	$102,545	$91,794
____________________________________

(1)
In 2012, loss on redemption of debt includes the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million Old Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. The nine month period in 2011 includes the write-off of unamortized finance fees and discounts and call premium payments on the $40.0 million Old Senior Secured Notes redeemed in March 2011.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Third Quarter 2012 Compared with Third Quarter 2011 above.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $5.4 million, or $0.25 per diluted share, in the first nine months of 2012, compared to net income of $21.5 million, or $1.04 per diluted share, in the year-ago period. Net income as a percentage of net sales was 0.9 percent in the first nine months of 2012, compared to 3.6 percent in the first nine months of 2011. The decrease in net income and diluted net income per share is generally due to the factors discussed in Earnings (Loss) Before Interest and Income Taxes (EBIT) above, partially offset by a $3.8 million reduction in interest expense, and a $2.5 million decrease in the provision for income taxes. The reduction in interest expense is primarily the result of a mix of lower debt and interest rates in various months throughout the first nine months of the year. The effective tax rate increased to 30.4 percent for the first nine months of 2012, compared to 18.3 percent in year-ago period. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, intraperiod tax allocations, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At September 30, 2012, we had no borrowings outstanding under our ABL Facility, although we had $9.4 million of letters of credit issued under that facility. As a result, we had $87.8 million of unused availability remaining under the ABL Facility at September 30, 2012. In addition, we had $33.3 million of cash on hand at September 30, 2012.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Libbey China pre-paid the July 2013 and December 2013 scheduled principal payments of RMB 60.0 million (approximately $9.5 million) each, on April 18, 2012 and September 12, 2012, respectively, incurring no fees, penalties or change in the remaining payment schedule.

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

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2012	December 31, 2011
Accounts receivable — net	$93,962	$88,045
DSO (1)	41.8	39.3
Inventories — net	$170,814	$145,859
DIO (2)	75.9	65.2
Accounts payable	$46,650	$58,759
DPO (3)	20.7	26.3
Working capital (4)	$218,126	$175,145
DWC (5)	97.0	78.2
Percentage of net sales	26.6%	21.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $218.1 million at September 30, 2012, an increase of $43.0 million from December 31, 2011. Our working capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from increased production levels. The impact of currency increased total working capital by $3.4 million at September 30, 2012, primarily driven by the Mexican peso, with a partial offset by the euro. As a result of the factors above, working capital as a percentage of last twelve-month net sales increased to 26.6 percent at September 30, 2012 from 21.4 percent at December 31, 2011. Working capital as a percentage of last twelve-month net sales at September 30, 2012 has increased from 25.7 percent at September 30, 2011.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2012	December 31, 2011
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
New Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	—
Old Senior Secured Notes	10.00%		February 15, 2015	—	360,000
Promissory Note	6.00%		October, 2012 to September, 2016	956	1,111
Notes Payable	floating		October, 2012	—	339
RMB Loan Contract	floating		January, 2014	9,498	28,332
BES Euro Line	floating		December, 2012 to December, 2013	7,780	7,835
AICEP Loan	0.00%		July 30, 2018	1,238	—
Total borrowings				469,472	397,617
Less — unamortized discount				—	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				1,205	4,043
Total borrowings — net (2)				$470,677	$397,360
____________________________________

(1)	See “Derivatives” below and notes 4 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes notes payable, long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $469.5 million and $397.6 million at September 30, 2012 and December 31, 2011, respectively. The $71.9 million increase in borrowings was primarily the result of the previously discussed refinancing and the contribution of $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA.

Of our total borrowings, $62.3 million, or approximately 13.3 percent, was subject to variable interest rates at September 30, 2012. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis.

Included in interest expense is the amortization of discounts, warrants and financing fees. These items amounted to $0.5 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net cash provided by (used in) operating activities	$27,889	$(4,690)	$(43,630)	$2,144
Capital expenditures	(5,412)	(8,059)	(17,244)	(26,457)
Net proceeds from sale of Traex	—	158	—	13,000
Proceeds from asset sales and other	131	65	550	5,264
Free Cash Flow (1)	$22,608	$(12,526)	$(60,324)	$(6,049)
________________________________________
(1) We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from asset sales and other (including the sale of Traex assets). The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.
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

Discussion of Third Quarter 2012 vs. Third Quarter 2011 Cash Flow

Our net cash provided by operating activities was $27.9 million in the third quarter of 2012, compared to net cash used in operating activities of $(4.7) million in the year-ago quarter, an increase of $32.6 million. The major factors impacting cash flow from operations were improvements of $7.7 million from net income, $15.3 million from changes in accrued interest and amortization of discounts, warrants and finance fees, $12.8 million from changes in pension and non-pension postretirement benefits and $6.1 million from changes in accrued liabilities and prepaid expenses, offset by unfavorable cash flow impacts of $3.5 million change in income taxes and $6.6 million change in working capital. The change in accrued interest and amortization of discounts, warrants and finance fees was the result of the change in the timing of interest payments on the New Senior Notes. Interest is payable in May and November whereas the interest was payable on the Old Senior Notes in February and August. The change in pension and non-pension postretirement benefits resulted from funding the U.S. pension plans in the second quarter, before significantly reducing the third quarter contributions.

Our net cash used in investing activities was $(5.3) million and $(7.8) million in the third quarter of 2012 and 2011, respectively, primarily representing capital expenditures.

Net cash used in financing activities was $(8.9) million in the third quarter of 2012, compared to $(6.8) million in the year-ago quarter. During the third quarter of 2012, we utilized $9.6 million for repayment of RMB 60.0 million on our loan in China. During the third quarter of 2011, we utilized $6.8 million for repayment of our ABL credit facility and RMB 30.0 million on our loan in China. Also during the third quarter of 2012, we entered into a $1.2 million AICEP loan with the Portuguese Agency for investment and external trade.

Our Free Cash Flow was $22.6 million during the third quarter of 2012, compared to $(12.5) million in the year-ago quarter, a increase of $35.1 million. The primary contributors to this change were the $32.6 million favorable cash flow impact from operating activities in the current period, as discussed above, and the $2.6 million reduction in capital expenditures.

Discussion of First Nine Months 2012 vs. First Nine Months 2011 Cash Flow

Our net cash used in operating activities was $(43.6) million in the first nine months of 2012, compared to net cash provided by operating activities of $2.1 million in the year-ago period, a reduction of $45.8 million. The major factors impacting cash flow from operations were the unfavorable cash flow of $72.8 million in changes from the pension and non-pension postretirement benefits, which includes the $79.7 million contribution to the U.S. pension plans from the New Senior Secured Note proceeds, offset by $31.8 million of favorable cash flow impact related to our debt refinancing.

Our net cash used in investing activities was $(16.7) million and $(8.2) million in the first nine months of 2012 and 2011, respectively. The first nine months of 2012 included $17.2 million in capital expenditures, offset by proceeds of $0.5 million from asset sales. The first nine months of 2011 included $26.5 million in capital expenditures, offset by proceeds of $13.0 million on the sale of substantially all of the assets of Traex and $5.3 million from other asset sales.

Net cash provided by (used in) financing activities was $35.4 million in the first nine months of 2012, compared to $(46.0) million in the year-ago period. The first nine months of 2012 reflects New Senior Secured Note proceeds of $450.0 million, offset by Old Senior Note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $13.0 million, and other debt payments of $19.5 million. During the first nine months of 2011, we redeemed $40.0 million of our Old Senior Secured Notes, repaid $4.8 million of other borrowings, paid a related call premium of $1.2 million and incurred debt issuance costs of $0.5 million, offset by $0.5 million from stock options exercised.

At September 30, 2012 our cash balance was $33.3 million, a decrease of $24.9 million from $58.3 million at December 31, 2011.

Our Free Cash Flow was $(60.3) million during the first nine months of 2012, compared to $(6.0) million in the first nine months of 2011, a reduction of $54.3 million. The primary contributors to this change were the unfavorable cash flow from operating activities, primarily driven by our contribution of $79.7 million to our U.S. pension plans and the prior year cash proceeds on the sale of Traex assets and other asset sales, offset by a decrease in capital expenditures in the current period, all as discussed above.

Derivatives

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our Old Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at September 30, 2012, excluding applicable fees, is 5.7 percent. This New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of September 30, 2012, by Standard and Poor’s.

The fair market value for the New Rate Agreement at September 30, 2012, was a $0.4 million asset. The fair market value of the New Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2012, we had commodity futures contracts for 2,430,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(0.2) million liability. We have hedged a portion of our forecasted transactions through December 2013. At December 31, 2011, we had commodity futures contracts for 3,070,000 million BTUs of natural gas with a fair market value of a $(3.7) million liability. The counterparties for these derivatives were rated BBB+ or better as of September 30, 2012, by Standard & Poor’s.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Currency

We are exposed to market risks due to changes in currency values, although the majority of our revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, Canadian dollar, euro, RMB or Mexican peso that could reduce the cost competitiveness of our products compared to foreign competition.

Interest Rates

We have an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the New Rate Agreement at September 30, 2012 is 5.7 percent per year. The New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the New Rate Agreement were to fail to perform, the New Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of September 30, 2012 by Standard and Poor’s.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of September 30, 2012.

Retirement Plans

We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect our pension plans' asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total annual pension and nonpension postretirement expense by approximately $4.5 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $2.5 million.

Item 4.	Controls and Procedures

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2012	—	—	—	1,000,000
August 1 to August 31, 2012	—	—	—	1,000,000
September 1 to September 30, 2012	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the nine months ended September 30, 2012. Our ABL Facility and the indentures governing the New Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 6.	Exhibits

Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

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

10.26	Executive Severance Compensation Policy dated as of August 1, 2012 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	November 8, 2012	by:	/s/ Sherry Buck
Sherry Buck
Vice President, Chief Financial Officer