Form 10-K
period 2012-12-31
LIBBEY INC
filed 2013-03-18
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
419-325-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NYSE MKT
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (based on the consolidated tape closing price on June 30, 2012) of the voting stock beneficially held by non-affiliates of the registrant was approximately $309,265,933. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2013 was 20,918,730.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2013 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant's 2012 Annual Report to Shareholders where indicated.

This Annual Report on Form 10-K, including “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Libbey desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “believe,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would,” variations of such words, and similar expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1. Business

General

Libbey Inc. (Libbey or the Company) is a leading global manufacturer and marketer of glass tableware products. We believe we are the largest such manufacturer in the Western Hemisphere, in addition to supplying to key markets throughout the world. We believe we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business markets. We are among the largest glass tableware manufacturers in Latin America through our subsidiary Crisa Libbey Commercial, S. de R.L. de C.V. (Libbey Mexico) which goes to market under the Crisa® brand name. Through our subsidiary Libbey Glassware (China) Co., Ltd. (Libbey China) we have a state-of-the-art glass tableware manufacturing facility in China. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Libbey Holland), we manufacture high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Libbey Portugal), we manufacture glass tableware in Portugal for our worldwide customer base. We import and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China Company (Syracuse China). Through our World Tableware Inc. (World Tableware) subsidiary, we import metal flatware, hollowware, serveware and ceramic dinnerware for resale. See note 19 to the Consolidated Financial Statements for segment and geographic information.

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

Growth Strategy

Our strategic vision is to be the premier provider of glass tableware and related products worldwide. Our Libbey 2015 strategy to accomplish this vision is built on these concepts:

•	maximize Libbey's leadership position in key lines of business, including U.S. foodservice and Mexico foodservice and retail;

•	increase profitability and improve Libbey's cash generation in Europe;

•	accelerate growth in China;

•	better leverage our manufacturing and distribution footprint; and

•	continue to drive margin expansion and cash flow generation.

We seek to continue to increase our share and profitability of our core North American market in the U.S. foodservice and Mexico foodservice and retail channels by leveraging our leading market positions, superior product development capabilities, high customer service levels and broad distribution network. In China, we have rapidly expanded, and continue to expand, the number of retail and foodservice distributors to which we sell. Our state-of-the-art manufacturing facility and our expanding distribution network have been instrumental in enabling us to achieve double-digit growth rates in sales in China. The growth in the number and geographic coverage of distributors to which we sell our products enables us to support our high growth rate while providing the service levels to our customers that are instrumental in increasing sales of our product. In our European facilities, we are exploring ways to reduce indirect labor, as well as ways to generate new products and capabilities to more fully utilize our capacity, thus spreading the fixed costs over more pieces and improving cash flows while broadening the reach of our customer base.

Our broad manufacturing base enables us to provide our customers with an extensive offering across multiple price points by sourcing products from our low-cost manufacturing facilities in Mexico and China to complement products manufactured at our higher-cost manufacturing facilities in the U.S., the Netherlands and Portugal. We believe that our facility in Mexico is one of the largest in the Western Hemisphere, and we believe that it has additional opportunities for expansion. We are continuing to focus on implementing our Lean operating system in our facilities to improve productivity, increase equipment availability and improve quality, all of which enable us to produce more glass pieces without adding assets.

In addition, improvement in profitability and cash flow generation is a key element of our strategy. To this end, we continue to focus on a number of initiatives aimed at creating operating efficiencies, eliminating waste, reducing working capital and instilling a culture of continuous improvement in all aspects of our operations.

We expect that calendar year 2013 will continue to present a fragile and challenged world marketplace, and, as a result, growth is expected to be modest. We were able to strengthen our balance sheet in May 2012 by reducing interest rates and extending the maturity profile of our debt.

We view the period from 2014 through 2016 as presenting increased opportunity to grow our business in China and other key lines of business. We expect that, by continuing to devote substantially all free cash flow in 2013 to debt reduction, we will be better positioned to provide increasing returns to our shareholders.

Products

Our tableware products consist of glass tableware (including casual glass beverageware), ceramic dinnerware, and metal flatware, hollowware and serveware. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. In addition to our glass tableware product assortment, our products include glass bakeware, handmade glass tableware and other glass products sold principally to original equipment manufacturers (OEMs), such as blender jars and washing machine windows. Through our Syracuse China and World Tableware subsidiaries, we offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, pitchers and other metal tableware accessories, as well as an extensive line of dinnerware. Our global sales force has the ability to present our products to the global marketplace in a coordinated fashion.

Through January 31, 2013, we had an agreement to be the exclusive distributor of Luigi Bormioli glassware in the United States, Canada and Mexico to foodservice users. Effective February 1, 2013, we have an agreement in which we will be the exclusive distributor of Spiegelau and Nachtmann glassware and serveware products to the U.S. foodservice industry. Spiegelau is known for its fine stemware and other drinkware assortments. Nachtmann offers a variety of upscale serveware, decorative products, stemware and drinkware for finer dining establishments.

Customers

The customers for our tableware products include approximately 500 foodservice distributors in the United States and Canada. In the retail channel, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores. In addition, our business-to-business channel primarily includes customers that use glass containers for candle and floral applications, gourmet food packaging companies, and various OEM applications. In Mexico, we sell to retail mass merchants and wholesale distributors, as well as candle and food packers and various OEM users of custom-molded glass. In Europe, we market glassware to retailers, distributors and decorators that service the retail, foodservice and highly developed business-to-business channel, which includes large breweries and distilleries for which products are decorated with company logos for promotional and resale purposes. We also have other customers who use our products for promotional or other private uses. In China, we sell primarily to distributors and wholesalers. No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.

Sales, Marketing and Distribution

In 2012, approximately 74 percent of our sales were to customers located in North America, and approximately 26 percent of our sales were to customers located outside of North America. We sell our products to over 100 countries around the world, competing in the tableware markets of Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific, as well as North America.

We have our own sales staff of professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products in select countries.

We have marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, Portugal, the Netherlands and China. They engage in developing strategies relating to product development, pricing, distribution, advertising, merchandising and sales promotion for the sales regions in which they are located.

We operate distribution centers located at or near each of our manufacturing facilities (see “Properties” below). In addition, we operate distribution centers for our products produced in Mexico in Laredo, Texas, and for our Syracuse® China and World® Tableware products in West Chicago, Illinois. The glass tableware manufacturing and distribution centers are strategically located to enable us to supply significant quantities of our product to virtually all of our customers on a timely and cost effective basis.

The majority of our sales are in the foodservice, retail and business-to-business channels, which are further detailed below.

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice channel. Our Syracuse® China and World® Tableware brands are long-established brands of high-quality ceramic dinnerware, and metal flatware, hollowware and serveware. We are among the leading suppliers of these product categories to foodservice end users. Our glass tableware manufacturing facility in China has experienced significant growth in the domestic China market channel, and it supplies products to targeted markets worldwide. A significant majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors in turn sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars and restaurants and casinos.

Retail

Our primary customers in the retail channel include national and international mass merchants. In recent years, we have increased our overall retail sales via specialty housewares stores and value-oriented retailers. Based on data we received from Retail Tracking Services of NPD Group, we continue to maintain our leading U.S. market share in the retail market for casual glass beverageware. Royal Leerdam® and Crisa® products, from Libbey Holland and Libbey Mexico respectively, are sold to similar retail customers in Europe and Mexico, while Libbey Portugal is increasingly positioned with retailers on the Iberian Peninsula. With this retail representation, we are positioned to successfully introduce profitable new products. We also operate outlet stores located at or near several of our manufacturing locations. In addition, we sell select items in the United States on the internet at www.libbey.com.

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

Seasonality

Primarily due to the impact of consumer consumption and buying patterns and production activity, our sales and operating income, excluding special items, tend to be stronger in the last three quarters of each year and weaker in the first quarter of each year. In addition, our cash flow from operating activities tends to be stronger in the second half of the year and weaker in the first half of the year due to seasonal working capital trends. In particular, our inventory levels typically reach their highest levels in the third quarter of the year, and decrease in the following quarter due to seasonally higher sales that typically peak in the fourth quarter of the year. In addition, our receivables typically peak during the third and early fourth quarters and begin to decrease by the end of the year as cash collections continue through the end of December, but shipping activity decreases during the final week of the year. Our payables normally peak during the third and fourth quarters of the year as a result of our increased production levels going into those quarters, but are not sufficiently large as to provide relief for total working capital needs caused by increased investment in inventories. Accordingly, our overall investment in working capital will normally reach higher levels through the summer months as we build inventory during slower sales periods in order to allow for optimum customer service and timely delivery during the higher sales periods in the second half of the year, when sales typically exceed short-term production capabilities. Although little information with respect to our competitors is publicly available, we believe that our experience with working capital is generally consistent with the experience of the industry as a whole.

Backlog

As of December 31, 2012, our backlog was approximately $72.5 million, compared to approximately $66.2 million at December 31, 2011. The increase was caused by increased demand by our customers, as orders have reached more traditional levels due to the continuing economic recovery. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or canceled, we do not believe that our backlog is necessarily indicative of actual sales for any future period.

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

Our glass tableware products generally are produced using one of two manufacturing methods or, in the case of certain stemware, a combination of these methods. Most of our tumblers, stemware and other glass tableware products are produced by forming molten glass in molds with the use of compressed air. These products are known as “blown” glass products. Our other glass tableware products and the stems of certain stemware are “pressware” products, which are produced by pressing molten glass into the desired product shape.

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

Materials

Our primary materials are sand, lime, soda ash, corrugated packaging and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is the primary source of energy in our production processes, and periodic variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts for a portion of our expected purchases to partially mitigate this impact in North America and Europe. We also experience fluctuations in the freight cost to deliver materials due to the cost of diesel fuel to our facilities, and such changes may affect our earnings and cash flow.

Research and Development

Our core competencies include our glass engineering excellence and world-class manufacturing development techniques. Our focus is to increase the quality of our products and enhance the profitability of our business through research and development. We will continue to invest in strategic research and development projects that will further enhance our ability to compete in our core business.

We employ a team of engineers, in addition to external consultants and University collaboration studies in sciences, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $2.9 million in 2012, $3.1 million in 2011 and $2.6 million in 2010. These costs were expensed as incurred.

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

Competitors in glass tableware include, among others:

•
Arc International (a French company), which manufactures in various sites throughout the world, including France, USA, China, Russia and the U.A.E and distributes glass tableware worldwide to retail, foodservice and business-to-business customers;

•
Paşabahçe (a unit of Şişecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•
EveryWare, Inc. (a U.S. company), which manufactures and distributes under the Anchor Hocking brand® glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its competitive sales are to retail and foodservice customers;

•	various manufacturers in China, Europe and South America; and

•	various sourcing companies.

Other materials such as plastics also compete with glassware.

Competitors in U.S. ceramic dinnerware include, among others:
•Homer Laughlin;
•EveryWare, Inc. which markets under the Oneida® brand and others;
•Steelite; and
•various sourcing companies.

Competitors in metalware include, among others:
•EveryWare, Inc. which markets under the Oneida® brand and others;
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

Pursuant to the indemnification agreement referred to above, Owens-Illinois is defending us with respect to the King Road landfill. In January 1999, the Board of Commissioners of Lucas County, Ohio instituted a lawsuit against Owens-Illinois, Libbey and numerous other defendants in the U.S. District Court for the Northern District of Ohio to recover costs incurred to address contamination from the King Road landfill formerly operated by the County. The Board of Commissioners dismissed the lawsuit without prejudice in October 2000. In September 2012, the Ohio Department of Environmental Protection (“Ohio EPA”) selected the remedy to be implemented by the County; however, members of a group of potentially responsible parties have appealed Ohio EPA's decision, and Ohio EPA is reconsidering the extent of the required remedy. In view of the uncertainty as to any re-filing of the suit, the remedy, and the number of potentially responsible parties and potential defenses, we are unable to quantify our exposure with respect to the King Road landfill.

On October 10, 1995, Syracuse China Company, our wholly-owned subsidiary, acquired from The Pfaltzgraff Co. (now know as TPC York, Inc., which we refer to as "TPC York") and certain of its subsidiary corporations, the assets operated by them as Syracuse China. TPC York and the New York State Department of Environmental Conservation, which we refer to as the DEC, entered into an Order on Consent effective November 1, 1994, that required TPC York to develop a remedial action plan for and to remediate a landfill, as well as wastewater sludge ponds and adjacent wetlands located on property that Syracuse China Company purchased. Although Syracuse China was not a party to the Order on Consent, as part of the Asset Purchase Agreement with TPC York, which we refer to as the APA, Syracuse China agreed to share a part of the remediation and related expense up to the lesser of 50 percent of such costs or $1.35 million. The approved remedy has been implemented and Syracuse China's payment obligation under the APA has been satisfied.

In addition, Syracuse China has been named as a potentially responsible party by reason of its potential ownership of certain property that adjoins its plant and that has been designated a sub-site of the Onondaga Lake Superfund Site. We believe that any contamination of the sub-site was caused by and will be remediated by owners of this site at no cost to Syracuse China. We believe that, even if Syracuse China were deemed to be responsible for any expense in connection with the contamination of the sub-site, it is likely that a portion of the expense would be paid by TPC York pursuant to the APA.

By letter dated October 31, 2008, the DEC and U.S. Environmental Protection Agency, which we refer to as the EPA, made a demand upon Syracuse China and several other companies for recovery of approximately $12.5 million of direct and indirect costs allegedly expended by the DEC and EPA in connection with the clean-up of the Onondaga Lake Superfund Site. By letter dated October 30, 2009, the EPA notified Syracuse China and several other companies that they are potentially responsible parties in connection with the Lower Ley Creek sub-site of the Onondaga Lake Superfund Site. At this time it is not certain that there is a nexus between Syracuse China and the Superfund Site. In February 2013, Syracuse China, TPC York and Honeywell International Inc., which we refer to as Honeywell, entered into an agreement to settle certain claims relating to the Onondaga Lake Bottom subsite, which Honeywell previously undertook to remediate. Under that settlement agreement, Honeywell has agreed to indemnify Syracuse China with respect to certain claims that may be made by any government or third party with respect to the Onondaga Lake Bottom subsite.

Under the APA, we and TPC York will share any costs for off-premise liability of the kind described above up to an aggregate of $7.5 million. We have no reason to believe that the indemnification would not be honored if it were to become necessary for us to draw upon that indemnification.

We regularly review the facts and circumstances of the various environmental matters affecting us, including those covered by indemnification. Although not free of uncertainties, we do not expect, based upon the number of parties involved at the sites and the estimated cost, based upon known technology and the experience of others, of undisputed work necessary for remediation, to incur material loss for new matters in the future. There can be no assurance, however, that indemnification agreements will be performed in accordance with their terms. Our future expenditures for environmental matters will not have a material adverse effect on our financial position or results of operations.

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

Although we have modified and continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment for environmental control activities were not material during 2012 or 2011 and are not expected to increase significantly in 2013.

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

We employed 6,663 persons at December 31, 2012. Approximately 69 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2013. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2014. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2013. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

Executive Officers of the Registrant

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. In 2013, Mr. Reynolds, Executive Vice President, Strategy Program Management, will celebrate 43 years of service with Libbey. In addition, the average years of industry experience of all of our executive officers is 19 years.

Name and Title	Professional Background
Kenneth A. Boerger Vice President and Treasurer
Mr. Boerger, 54, has been Vice President and Treasurer of Libbey Inc. since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company's financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey's former parent company.

Name and Title	Professional Background
Sherry L. Buck Vice President, Chief Financial Officer
Ms. Buck, 49, joined Libbey as Vice President, Chief Financial Officer on August 1, 2012. Ms. Buck came to Libbey from Whirlpool Corporation (NYSE: WHR), which she joined in 1993 and where she most recently served as Chief Financial Officer, Global Product and Enterprise Cost Leadership, since October 2010. From 2009 to October 2010, Ms. Buck was Vice President, Finance - U.S., and from 2007 to the end of 2008 she served as Vice President, Cost Leadership. Previous roles with Whirlpool included Vice President, Finance - International and Corporate Vice President, Business Performance Management.

Daniel P. Ibele Vice President, General Manager, U.S. and Canada
Mr. Ibele, 52, has served as Libbey Inc.'s Vice President, General Manager, U.S. and Canada, since August 1, 2012. From June 2010 until that date, Mr. Ibele was Vice President, Global Sales and Marketing. From June 2006 to June 2010, Mr. Ibele was Vice President, General Sales Manager, North America of the Company. From the time he joined Libbey in 1983 until 2006, Mr. Ibele held various marketing and sales positions of increasing responsibility.

Susan A. Kovach Vice President, General Counsel and Secretary
Ms. Kovach, 53, has been Vice President, General Counsel and Secretary of Libbey Inc. since July 2004, having joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Ms. Kovach was Of Counsel to Dykema Gossett PLLC from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI) and from 1998 to 2000 as Vice President, General Counsel and Corporate Secretary of Omega Worldwide, Inc., a NASDAQ-listed firm. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

Timothy T. Paige Vice President, Human Resources
Mr. Paige, 55, has served as Vice President, Human Resources since March 2012. From December 2002 until February 2012, he was Vice President, Administration, and from January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Richard I. Reynolds Executive Vice President, Strategy Program Management
Mr. Reynolds, 66, has served as Executive Vice President, Strategy Program Management, since August 1, 2012. From June 2010, Mr. Reynolds was Executive Vice President and Chief Financial Officer, and from 1995 until June 2010, Mr. Reynolds served as Executive Vice President and Chief Operating Officer. Now in his forty-third year with the Company, Mr. Reynolds has held various positions at Libbey, including Vice President and Chief Financial Officer from 1993 to 1995; and Director of Finance and Administration from 1989 to 1993. Mr. Reynolds has been with Libbey since 1970 and has been a director of the Company since 1993.

Stephanie A. Streeter Chief Executive Officer
Ms. Streeter, 55, has served as Chief Executive Officer and a director of Libbey since August 1, 2011. Prior to joining Libbey on July 1, 2011, Ms. Streeter was interim Chief Executive Officer of the United States Olympic Committee from March 2009 to March 2010 and served on its Board of Directors from 2004 to 2009. Ms. Streeter also was employed as Chairman and Chief Executive Officer of Banta Corporation, a NYSE-listed provider of printing, supply chain management and related services that was acquired by R.R. Donnelley & Sons Company (NYSE: RRD) in 2007. She joined Banta in 2001 as President and Chief Operating Officer and was appointed Chief Executive Officer in 2002. A member of the Board of Directors of Banta from 2001 to 2007, she was elected Chairman in 2004. Prior to joining Banta, Ms. Streeter was Chief Operating Officer at Idealab. Ms. Streeter also spent 14 years at Avery Dennison Corporation in a variety of product and business management positions. She was Group Vice President of Worldwide Office Products from 1996 to 2000. Ms. Streeter is a member of the Boards of Directors of The Goodyear Tire & Rubber Company (NYSE: GT) (since 2008), Kohl's Corporation (NYSE: KSS) (since 2007) and Catalyst (since 2005).

Item 1A. Risk Factors
The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of our businesses. New risks may emerge, and management cannot predict those risks or estimate the extent to which they may affect our financial performance.

Risks associated with market conditions

Slowdowns in the retail, travel, restaurant and bar or entertainment industries may negatively impact demand for our products.

Our business is dependent on business and personal discretionary spending in the retail, travel, restaurant and bar or entertainment industries. Business and personal discretionary spending may decline during general economic downturns or during periods of uncertainty about economic conditions. In addition, austerity measures adopted by some governments in order to address sovereign debt concerns may cause consumers in some markets that we serve to reduce or postpone spending. Consumers also may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Additionally, expenditures in the travel, restaurant and bar or entertainment industries may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or during periods when travel or entertainment might involve health-related risks such as severe outbreaks, epidemics or pandemics of contagious disease.

Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. These decisions may require us to record material restructuring charges.

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

We face intense competition and competitive pressures, which could adversely affect demand for our products and our results of operations and financial condition.

Our business is highly competitive, with the principal competitive factors being customer service, price, product quality, new product development, brand name, delivery time and breadth of product offerings. Advantages or disadvantages in any of these competitive factors may be sufficient to cause the customer to consider changing providers of the kinds of products that we sell.

Competitors in glass tableware include, among others:

•
Arc International (a French company), which manufactures in various sites throughout the world, including France, the U.S., China, Russia and the U.A.E. and distributes glass tableware worldwide to retail, foodservice and business-to-business customers;

•
Paşabahçe (a unit of Şişecam, a Turkish company), which manufactures glass tableware at various sites throughout the world and sells to retail, foodservice and business-to-business customers worldwide;

•
EveryWare, Inc., which manufactures and distributes, under the Anchor Hocking® brand, glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	various manufacturers in Europe, Asia Pacific and South America; and

•	various sourcing companies.

In addition, makers of tableware produced with other materials such as plastics compete to a certain extent with glassware manufacturers.

Competitors in the U.S. market for ceramic dinnerware include, among others: Homer Laughlin; EveryWare, Inc. (which markets ceramic dinnerware under the Oneida® brand and others); Steelite; and various sourcing companies. Competitors in metalware include, among others: EveryWare, Inc. (which markets metalware under the Oneida® brand and others); Walco, Inc.; and various sourcing companies. In Mexico, where a larger portion of our sales are in the retail market, our primary competitors include imports from foreign manufacturers located in countries such as China, France, Italy and Colombia, as well as Vidriera Santos and Vitro Par in the candle category.

Demand for our products may be adversely impacted by increased competitive pressures caused by the provision of subsidies by foreign countries to our competitors based in those countries; national and international boycotts and embargoes of other countries' or U.S. imports and/or exports; the raising of tariff rates on, or increase of non-tariff trade barriers that apply to, imports of our products to foreign countries; the lowering of tariff rates on imports into the U.S. of our foreign competitors' products; and other changes to international agreements that improve access to the U.S. market for our competitors.

In addition, the cost-competitiveness of our products may be adversely affected by inflationary pressures that cause us to increase the prices of our products in order to maintain their profitability. In that connection, some of our competitors have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs also may be higher than those of some foreign producers of glass tableware.

The cost-competitiveness of our products, as compared to foreign competition, also may be reduced as a result of major fluctuations in the value of the euro, the Mexican peso, the Chinese yuan, which we refer to as the “RMB,” or the Canadian dollar relative to the U.S. dollar and other major currencies. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S. manufactured products.

Our Mexican pension and U.S. and non-U.S. postretirement welfare plans are unfunded; in the future, levels of funding of our U.S. and Dutch pension plans could decline and our pension expense could materially increase.

We have not funded, and under Mexican law we are not obligated to fund, our Mexican pension plan. As of December 31, 2012, the unfunded amount of the projected benefit obligation for the Mexican pension plan was $40.2 million. In addition, although we have closed participation in our U.S. pension and post-retirement welfare plans, many of our employees participate in, and many of our former employees are entitled to benefits under, our U.S. and non-U.S. defined benefit pension plans and post-retirement welfare plans.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement charges, for all U.S. and non-U.S. plans was $27.3 million and $22.9 million for the fiscal years ended December 31, 2012 and 2011, respectively. We expect our total pension and postretirement welfare expense for all U.S. and non-U.S. plans to decrease to $18.9 million in 2013. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2012 year-end data, sensitivity to these key market risk factors is as follows:

•	A change of 1 percent in the discount rate would change our total pension and postretirement welfare expense by approximately $4.5 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.4 million.

Declines in interest rates or the market value of securities held by our U.S. and Dutch pension plans, or certain other changes, could materially reduce the funded status of those plans and affect our pension expense and the level and timing of minimum required contributions to the plans under applicable law.

Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices that could adversely affect our results of operations and financial condition.

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and therefore are subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2012, we had fixed price contracts in place for approximately 51.4 percent of our estimated 2013 natural gas needs with respect to our North American manufacturing facilities and approximately 24.6 percent of our estimated 2013 natural gas needs with respect to our international manufacturing facilities. In some countries in which we operate, including China, our ability to put fixed priced contracts in place is limited. For the year ended December 31, 2012 and 2011, we spent $37.6 million and $42.9 million, respectively, on natural gas. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

Operational Risks

If we are unable to renegotiate collective bargaining agreements successfully when they expire, organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2013, and the agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2014. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2013. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually.

We may not be able to successfully negotiate new collective bargaining agreements without a labor disruption. If any of our unionized employees were to engage in a strike or work stoppage prior to expiration of their existing collective bargaining agreements, or if we are unable in the future to negotiate acceptable agreements with our unionized employees in a timely manner, we could experience a significant disruption of operations. In addition, we could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with our labor unions. We also could experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Finally, companies upon which we are dependent for raw materials, transportation or other services could be affected by labor difficulties. These factors and any such disruptions or difficulties could have an adverse impact on our operating performance and financial condition.

In addition, we are dependent on the cooperation of our largely unionized workforce to implement and adopt our Lean operating system initiatives that are critical to our ability to improve our production efficiency. The effect of strikes and other slowdowns may adversely affect the degree and speed with which we can adopt Lean optimization objectives and the success of that program.

If we are unable to increase output or achieve operating efficiencies, the profitability of our business may be materially and adversely affected.

We may not be successful in increasing output at our lower-cost manufacturing facilities or gaining operating efficiencies that may be necessary in order to ensure that our products and their prices remain competitive.

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

A severe outbreak, epidemic or pandemic of a contagious disease in a location where we have a facility could adversely impact our operations and financial condition.

Our facilities may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases. If a severe outbreak were to occur where we have facilities, it could adversely impact our operations and financial condition.

We may not be able to effectively integrate future businesses we acquire or joint ventures into which we enter.

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

Financial risks

Our high level of debt may limit our operating and financial flexibility.

We have a high degree of financial leverage. As of December 31, 2012, we had $466.1 million aggregate principal amount of debt outstanding. Although the indenture governing our $450.0 million senior secured notes does not contain financial covenants, both the indenture and our Amended and Restated Senior Secured Credit Agreement contain other covenants that limit our operational and financial flexibility, such as by:

•	limiting the additional indebtedness that we may incur;

•	limiting certain business activities, investments and payments, and

•	limiting our ability to dispose of certain assets.

These covenants may limit our ability to engage in activities that may be in our long-term best interests.

In addition, our high levels of indebtedness could:

•
limit our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt;

•	limit our ability to make capital investments in order to expand our business;

•
limit our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments;

•	limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes;

•	make it more difficult for us to satisfy our financial obligations;

•	limit our ability to pay dividends; and

•	limit our ability to attract and retain talent.

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

If we are unable to control or pass on to our customers increases in key input costs, including the cost of raw materials, sourced products, utilities, packaging and freight, the profitability of our business may be materially and adversely affected.

Sand, soda ash, lime and corrugated packaging materials are the principal materials we use to make our products. We also rely heavily on natural gas, electricity, water and other utilities. In addition, we obtain glass tableware, ceramic dinnerware, metal flatware and hollowware from third parties. Increases in the costs of these commodities or products may result from inflationary pressures as well as temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors. If we experience shortages in commodities or sourced products, we may be forced to procure them from alternative suppliers, and we may not be able to do so on terms as favorable as our current terms or at all.

In addition, the cost of U.S. dollar-denominated purchases (including for raw materials) for our operations in the euro zone, Mexico and China may increase due to appreciation of the U.S. dollar against the euro, the Mexican peso or the RMB, respectively.

If we are unsuccessful in managing our costs or in passing cost increases through to our customers through increased prices, our financial condition and results of operations may be materially and adversely affected.

The profitability of our business may be materially and adversely impacted if we are unable to fully absorb the high levels of fixed costs associated with our business.

The high levels of fixed costs of operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of our selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionately with sales, and a significant portion of our interest expense is fixed. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lead to capacity adjustments that reduce our ability to absorb fixed costs and, as a result, may materially impact our profitability.

Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition, results of operations and cash flows.

Our reporting currency is the U.S. dollar. A significant portion of our net sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the euro, the Mexican peso, the RMB and the Canadian dollar. In our consolidated financial statements, we translate local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, the reported revenues and earnings of our international operations will be reduced because the local currencies will translate into fewer U.S. dollars. This could have a material adverse effect on our financial condition, results of operations and cash flow.

In addition, changes in the value, relative to the U.S. dollar, of the various currencies in which we conduct operations, including the euro, the Mexican peso and the RMB, may result in significant changes in the indebtedness of our non-U.S. subsidiaries.

If we have an asset impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2012 and 2011, we did not have any impairment related to goodwill or intangible assets. As of December 31, 2012, we had goodwill and other identifiable intangible assets of $186.8 million and net fixed assets of $258.2 million. During 2011, we wrote down unutilized fixed assets totaling $0.8 million. During 2012, we did not have an impairment related to fixed assets.

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

In order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in some currencies other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period, depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.” These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

If counterparties to our hedge agreements fail to perform, the hedge agreements would not protect us from fluctuations in certain commodity pricing.

If the counterparties to our derivative financial instruments that hedge commodity price risks were to fail to perform, we would no longer be protected from fluctuations in the pricing of these commodities and the impact of pricing fluctuations would impact our results of operations and financial condition.

Our business requires significant capital investment and maintenance expenditures that we may be unable to fulfill.

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $32.7 million and $41.4 million for the years ended December 31, 2012 and 2011, respectively.

Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Charges related to our employee pension and postretirement welfare plans resulting from headcount realignment may adversely affect our results of operations and financial condition.

As part of our pension expense, we incurred pension settlement charges of $4.1 million during 2012. These charges were triggered by excess lump sum distributions to retirees and terminated vested employees. We had immaterial pension settlement charges during 2011. For further discussion of these charges, see note 9 to our consolidated financial statements for the year ended December 31, 2012. To the extent that we experience additional headcount shifts or changes, we may incur further expenses related to our employee pension and postretirement welfare plans, which could have a material adverse effect on our results of operations and financial condition.

If our investments in new technology and other capital expenditures do not yield expected returns, our results of operations could be adversely affected.

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

Governmental conversion controls over the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

While the Mexican government does not currently restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer other currencies out of Mexico, in the future the Mexican government could institute restrictive exchange rate policies or governmental controls over the convertibility of pesos into U.S. dollars. Restrictive exchange rate or conversion policies could limit our ability to transfer or convert the peso earnings of our Mexican subsidiary into U.S. dollars, upon which we rely in part to satisfy our debt obligations through intercompany loans.

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

We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2012 and 2011, those jurisdictions having a net deferred tax asset position after valuation allowances had a balance of $9.8 million and $6.1 million, respectively.

International risks

We are subject to risks associated with operating in foreign countries.

We operate manufacturing and other facilities throughout the world. As a result of our International operations, we are subject to risks associated with operating in foreign countries, including:

•	difficulties in staffing and managing multinational operations;

•	changes in government policies and regulations;

•	limitations on our ability to enforce legal rights and remedies;

•	political, social and economic instability;

•	drug-related violence, particularly in Mexico;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	ineffective intellectual property protection;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	potentially adverse tax consequences;

•	impositions or increase of investment and other restrictions or requirements by foreign governments; and

•	limitations on our ability to achieve the international growth contemplated by our strategy.

Since 2010, fighting among rival drug cartels has led to unprecedented levels of violent crime in Monterrey, Mexico, where we have a large manufacturing facility. This violence presents several risks to our operations, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the Monterrey region in order to avoid the risk of violent crime to themselves or their families, that other multi-national companies who have withdrawn their expatriate employees from their operations in the Monterrey vicinity may attempt to lure our Monterrey-based executives with tempting job offers, and that our customers may become increasingly reluctant to visit our Monterrey facility, which could delay new business opportunities and other important aspects of our business. If any of these risks materializes, our business may be materially and adversely affected.

High levels of inflation and high interest rates in China could adversely affect the operating results and cash flows of our operations there.

The annual rate of inflation in China, as measured by changes in the Consumer Price Index, has shown volatility. Inflation during 2011 was around 5.0%. Although inflation in China during 2012 slowed to 2.6% as the Chinese economy slowed, Chinese media reports suggest that the inflation rate is expected to rise in 2013 as the Chinese economy stabilizes. If this trend were to continue, Libbey China's operating results and cash flows could be adversely affected, thereby adversely affecting our results of operations and financial condition.

Legal and Regulatory Risks

Increasing legal and regulatory complexity will continue to affect our operations and results in potentially material ways.

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in ways that potentially may be material. In many of our markets, including the U.S. and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, including in China, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•
The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, especially in the U.S., where inconsistent standards imposed by local, state and federal authorities can increase our exposure to litigation or governmental investigations or proceedings;

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

Our products are subject to certain legal requirements relating to health and safety. These legal requirements frequently change and vary among jurisdictions. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on our operations. If any of our products becomes subject to new regulations, or if any of our products becomes specifically regulated by additional governmental or other regulatory entities, the cost of compliance could be material. For example, the U.S. Consumer Product Safety Commission, or CPSC, regulates many consumer products, including glass tableware products that are externally decorated with certain ceramic enamels. New regulations or policies by the CPSC could require us to change our manufacturing processes, which could materially raise our manufacturing costs. In addition, such new regulations could reduce sales of our glass tableware products. Furthermore, a significant order or judgment against us by any governmental or regulatory entity relating to health or safety matters, or the imposition of a significant fine relating to such matters, may have a material adverse effect on our operations.

We are subject to complex corporate governance, public disclosure and accounting requirements to which our competitors are not subject.

We are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and the NYSE MKT exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the PCAOB, imposed and may impose further compliance burdens and costs on us. Also, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management's time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.

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

Our financial results and operations may be adversely affected by violations of anti-bribery laws.

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

Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce net sales or otherwise harm our business.

Our success depends in part on our ability to protect our intellectual property rights. We rely on a combination of patent, trademark, copyright and trade secret laws, licenses, confidentiality and other agreements to protect our intellectual property rights. However, this protection may not be fully adequate. Our intellectual property rights may be challenged or invalidated, an infringement suit by us against a third party may not be successful and/or third parties could adopt trademarks similar to our own. In particular, third parties could design around or copy our proprietary furnace, manufacturing and mold technologies, which are important contributors to our competitive position in the glass tableware industry. We may be particularly susceptible to these challenges in countries where protection of intellectual property is not strong. In addition, we may be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce net sales or otherwise harm our business.

Our financial results may be adversely impacted by product liability claims, recalls or other litigation that is determined adversely to us.

We are involved in various routine legal proceedings arising in the ordinary course of our business. We do not consider any pending legal proceeding as material. However, our financial results could be adversely affected by monetary judgments and the cost to defend legal proceedings in the future, including product liability claims related to the products we manufacture. Although we maintain product liability insurance coverage, potential product liability claims are subject to a self-insured retention or could be excluded under the terms of the policy.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2012 we occupied the following square footage at plants and warehouse/distribution facilities:

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE MKT exchange under the symbol LBY. The price range for the Company's common stock as reported by the NYSE MKT exchange and dividends declared for our common stock were as follows:

	2012			2011
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$15.57	$12.35	$—	$18.42	$14.36	$—
Second Quarter	$15.54	$12.72	$—	$17.42	$14.01	$—
Third Quarter	$17.64	$13.40	$—	$16.82	$10.39	$—
Fourth Quarter	$19.94	$14.80	$—	$13.35	$9.47	$—

The closing market price of our common stock on March 1, 2013 was $18.53 per share.

On March 1, 2013, there were 821 registered common shareholders of record. Since February 2009, no dividends have been paid and we do not plan to declare any dividends in 2013. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Comparison of Cumulative Total Returns

The graph below compares the total stockholder return on our common stock to the cumulative total return for the Russell 2000 Index (“Russell 2000”), a small-cap index, and the Standard & Poor's Housewares & Specialties Index, a capitalization-weighted index that measures the performance of the housewares sector of the Standard & Poor's SmallCap Index. We selected the Housewares & Specialties Index because at the end of 2012 there were no other glass tableware manufacturers with stock that was publicly traded in the U.S. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.

The graph assumes a $100 investment in our common stock on January 1, 2007, and also assumes investments of $100 in each of the Russell 2000, and the Housewares & Specialties Index, respectively, on January 1, 2007. The value of these investments on December 31 of each year from 2007 through 2012 is shown in the table below the graph.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Libbey Inc.
Russell 2000 Index
S&P 600 Housewares & Specialties

Company/Index	Base Period Dec 2007	Indexed Returns Years Ending
		Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012
Libbey Inc.	100	8.00	48.94	98.97	81.50	123.79
Russell 2000 Index	100	66.21	84.20	106.82	102.36	119.09
S&P 600 Housewares & Specialties	100	59.25	90.63	84.71	143.45	162.86

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,311,634	$14.47	1,381,722
Equity compensation plans not approved by security holders	—	—	—
Total	1,311,634	$14.47	1,381,722

Issuer Purchases of Equity Securities

Following is a summary of the 2012 fourth quarter activity in our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2012	—	—	—	1,000,000
November 1 to November 30, 2012	—	—	—	1,000,000
December 1 to December 31, 2012	—	—	—	1,000,000
Total	—	—	—	1,000,000
________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the year ended December 31, 2012. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 6. Selected Financial Data

Information with respect to Selected Financial Data is incorporated by reference to our 2012 Annual Report to Shareholders.

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

General Overview

Headquartered in Toledo, Ohio, we believe that we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and that we are one of the largest glass tableware manufacturers in the world. Our product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware, metal flatware, hollowware and serveware. We sell our products to foodservice, retail, and business-to-business customers in over 100 countries, with our sales to customers within North America accounting for approximately 74 percent of our total sales. We are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we believe we are a leading manufacturer and marketer of casual glass beverageware in EMEA and have a growing presence in Asia Pacific.

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

Executive Overview

Overall, the economies in which we operate continued to be challenging during 2012 and we expect them to remain fragile into 2013. North America's economy was fragile with political and global economic uncertainties continuing to lead to relatively weak demand. The European economy continued to soften throughout 2012. In addition, political uncertainty existed in China as a result of the leadership change there, and although the economy in China continues to grow, the rate of growth has slowed considerably in the latter half of 2012. Despite these conditions, we achieved a number of financial highlights in 2012 resulting from our commitment to improving our cost structure while leveraging our leadership positions in key lines of business and strengthening our balance sheet. Among them are the following, all of which are Company records:

•	2012 net sales were $825.3 million.

•	2012 gross profit of $195.2 million surpassed 2011 gross profit by 15.7 percent.

•	2012 income from operations of $81.3 million, an increase of 28.1 percent over 2011.

•	2012 Adjusted EBITDA of $132.4 million, surpassing our previous best in 2007 of $116.5 million.

Working capital (defined as net accounts receivable and inventory less accounts payable) was $172.7 million at December 31, 2012, compared to $175.1 million at December 31, 2011. Working capital as a percent of net sales was 20.9 percent at December 31, 2012, an all-time record low, as compared to 21.4 percent at December 31, 2011.

Strengthening our balance sheet remains a high priority. On May 18, 2012, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe. We used the proceeds of the offering of the $450.0 million New Senior Secured Notes to fund the repurchase and redemption of $320.0 million of the Old Senior Secured Notes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. On June 29, 2012, we used the remaining proceeds of the New Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of Old Senior Secured Notes and to pay related fees. In April and September of 2012, Libbey China pre-paid the respective July and December 2013 scheduled principal payments of RMB 60.0 million (approximately $9.5 million) each. In addition we repaid €2.8 million (approximately $3.5 million) on our loan in Portugal. As of December 31, 2012, we had available capacity of $68.6 million under our ABL credit facility, with no loans currently outstanding and $67.2 million in cash on hand. We plan for Libbey Glass Inc. to redeem $45.0 million of our 6.875 percent New Senior Secured Notes during the second quarter of 2013.

Libbey continues to successfully implement "Libbey 2015", our comprehensive business strategy launched in 2012 to improve our financial position and our ability to compete effectively in the market today and into the future. Libbey 2015 is centered on reducing our costs and boosting efficiency, reinforcing our leadership position in key channels (particularly U.S. foodservice and Mexico foodservice and retail), accelerating growth in China and reducing our liabilities and the working capital required to operate the core business. In February 2013, we announced our plan to exit sales of certain glassware items, realign production in North America and reduce manufacturing capacity at our Shreveport, Louisiana facility. Some production will be relocated to our facilities in Toledo, Ohio and Monterrey, Mexico. Existing staff will handle the relocated production in Toledo and Monterrey. (See note 21 to the Consolidated Financial Statements for a further discussion.) The implementation of the strategic plan is an ongoing process. In the first quarter of 2013, we have planned significant rebuilds and capacity expansion at our Mexico facility along with associated under-utilization of capacity. However, for the full year 2013 we expect to realize year-over-year revenue growth in the low-to-mid single-digit range and EBITDA improvements that will reflect the benefits of the cost reductions put in place in the second half of 2012.

Results of Operations
The following table presents key results of our operations for the years 2012, 2011 and 2010:

Year ended December 31,
(dollars in thousands, except percentages and per-share amounts)	2012	2011	2010
Net sales	$825,287	$817,056	$799,794
Gross profit (2)	$195,185	$168,739	$168,013
Gross profit margin	23.7%	20.7%	21.0%
Income from operations (IFO) (2)(3)	$81,289	$63,475	$68,821
IFO margin	9.8%	7.8%	8.6%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$50,402	$68,703	$126,839
EBIT margin	6.1%	8.4%	15.9%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$91,873	$110,891	$167,954
EBITDA margin	11.1%	13.6%	21.0%
Adjusted EBITDA(1)	$132,404	$113,089	$114,958
Adjusted EBITDA margin	16.0%	13.8%	14.4%
Net income (2)(3)(4)	$6,966	$23,641	$70,086
Net income margin	0.8%	2.9%	8.8%
Diluted net income per share	$0.33	$1.14	$3.51
________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" sections below in the Discussion of Results of Operations and the reasons we believe these non-GAAP financial measures are useful.

(2)
2012 includes severance charges of $3.3 million resulting from the implementation of our new strategic plan. 2011 includes a $1.8 million accrual for an on-going unclaimed property audit, a $0.8 million write-down of unutilized fixed assets in our Glass Operations segment and $0.2 million of restructuring charges. 2010 includes fixed asset write-downs of $2.7 million related to after-processing equipment in our Glass Operations segment and $0.6 million related to the closure of the decorating operations at our Shreveport manufacturing facility, net of a $0.9 million insurance claim recovery. (See notes 5, 7 and 18 to the Consolidated Financial Statements.)

(3)
In addition to item (2) above, 2012 includes $1.9 million of severance resulting from implementation of our new strategic plan and $4.3 million of pension curtailment and settlement charges related to the U.S. plans. 2011 includes $2.7 million of CEO transition expenses ($1.7 million of non-cash charges related to accelerated vesting of previously issued equity compensation, with the remainder related to relocation expenses, search fees and other), $0.9 million for an on-going unclaimed property audit, $1.1 million for severance, offset by an equipment credit of $0.8 million and a restructuring credit of $0.3 million related to the closure of the decorating operations at our Shreveport manufacturing facility. 2010 includes a charge of $1.0 million related to our secondary stock offering, restructuring charges of $1.1 million related to the closure of our Syracuse, New York, manufacturing facility and our Mira Loma, California distribution center, and a $0.7 million write-off of the decorating assets at our Shreveport manufacturing facility. (See notes 5, 6, 7, 9 and 18 to the Consolidated Financial Statements.)

(4)
In addition to item (3) above, 2012 includes a loss of $31.1 million for the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million of Old Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. 2011 includes a net gain of $3.4 million related to the gain on the sale of substantially all of the assets of Traex, income of $3.4 million related to the gain on the sale of land at our Libbey Holland facility, a loss of $2.8 million related to the redemption of $40.0 million of Old Senior Secured Notes and an equipment credit of $0.2 million. 2010 includes income of $58.3 million related to the gain on redemption of the PIK Notes and restructuring charges of $0.1 million related to the closure of our Syracuse China manufacturing facility and our Mira Loma distribution center. (See notes 5, 6, 7 and 17 to the Consolidated Financial Statements).

Discussion of 2012 vs. 2011 Results of Operations
Net Sales
For the year ended December 31, 2012, net sales increased 1.0 percent to $825.3 million, compared to $817.1 million in the prior year. The increase in net sales was attributable to increased sales in both our Glass Operations and Other Operations segments.
The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2012	2011
Glass Operations	$753,006	$746,581
Other Operations	72,965	71,183
Eliminations	(684)	(708)
Consolidated	$825,287	$817,056
Net Sales — Glass Operations
Net sales in the Glass Operations segment were $753.0 million, an increase of 0.9 percent (3.1 percent excluding the impact of currency on net sales), compared to $746.6 million in 2011. Primary contributors to the increased net sales were a 24.0 percent increase in net sales within our China sales region (21.3 percent excluding the impact of currency), a 4.1 percent increase in net sales within our U.S. and Canadian sales region, partially offset by an 8.3 percent decrease in the European sales region (0.6 percent decrease excluding the euro effect), a 1.6 percent decrease within our Mexico sales region (3.1 percent increase excluding the peso impact), and a 2.5 percent decrease within our International sales region, compared to the prior year. The increase in our China sales region is the result of our change in our go-to-market strategy in the domestic Chinese market. Net sales to U.S. and Canadian foodservice glassware and business-to-business customers increased 5.1 percent and 3.1 percent, respectively, as compared to the prior year due to increased shipments. Net sales to U.S. and Canadian retail customers increased 3.6 percent compared to the prior year due to a more favorable product mix sold. The decrease in our European sales region, excluding the impact of currency, is a result of decreased shipments attributable to the uncertain European economic conditions. Excluding the effects of currency, the Mexican sales region increase in sales was driven by a more favorable mix of product sold. The net sales decline in the International sales region was due to decreased shipments.
Net Sales — Other Operations
Net sales in the Other Operations segment were $73.0 million, compared to $71.2 million in the prior year, an increase of 2.5 percent. Net sales to World Tableware customers and Syracuse China customers increased 9.0 percent and 12.6 percent, respectively, due to increased shipments. Offsetting this increase was a decrease of $4.8 million in net sales from Traex® products because of the sale of substantially all of the assets of Traex in late April 2011.
Gross Profit
Gross profit increased to $195.2 million in 2012, compared to $168.7 million in the prior year. Gross profit as a percentage of net sales increased to 23.7 percent, compared to 20.7 percent in the prior year. The primary drivers of the $26.4 million gross profit increase were a $22.5 million impact from changes in sales volume and mix, increased production activity net of volume-related production costs of $3.3 million, lower natural gas costs of $3.6 million, lower direct material costs (primarily packaging) of $2.6 million and lower freight costs of $1.0 million in 2012 compared to 2011, offset by $3.3 million in severance, $2.6 million from increased employee incentive accruals and a $1.9 million adverse currency impact due to the changes in the value of the Mexican peso and euro. Further, 2011 included an $1.8 million expense for an unclaimed property audit and an asset write-down of $0.8 million. 2011 also included gross profit of $1.0 million related to Traex, substantially all of the assets of which were sold in late April 2011.
Income From Operations
Income from operations for the year ended December 31, 2012 increased $17.8 million, to $81.3 million, compared to $63.5 million in the prior year. Income from operations as a percentage of net sales was 9.8 percent for the year ended December 31, 2012, compared to 7.8 percent in the prior year. The increase in income from operations is a result of gross profit fluctuations (discussed above), net of an $8.4 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is attributable to $4.5 million of pension settlement and curtailment charges, $3.1 million of severance expense related to organizational changes and implementation of our new strategy, $2.1 million of additional legal and professional fees, $1.1 million of additional selling and marketing expenses and $2.0 million from increased employee incentive accruals, offset by a favorable currency impact of $1.5 million as well as $2.7 million in CEO transition expenses in 2011 that did not repeat in 2012.
Earnings Before Interest and Income Taxes (EBIT)
EBIT for the year ended December 31, 2012 decreased by $18.3 million, or 26.6 percent, to $50.4 million in 2012 from $68.7 million in 2011. EBIT as a percentage of net sales decreased to 6.1 percent in 2012, compared to 8.4 percent in the prior year. The decrease in EBIT is a result of a $28.3 million increase in loss on redemption of debt from the debt refinancing (write-off of unamortized finance fees and discounts and call premium payments related to the redemption of Old Senior Secured Notes), partially offset by an increase in income from operations (discussed above). 2011 also included a $3.4 million gain on the sale of land at our Libbey Holland facility and a $3.4 million gain on the sale of substantially all of the assets of Traex.
Segment EBIT
The following table summarizes Segment EBIT(1) by operating segments:

Year ended December 31, (dollars in thousands)	2012	2011
Glass Operations	$118,470	$96,716
Other Operations	$14,047	$11,974

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 19 to the Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — Glass Operations
Segment EBIT increased to $118.5 million in 2012, compared to $96.7 million in 2011. Segment EBIT as a percentage of net sales increased to 15.7 percent in 2012, compared to 13.0 percent in 2011. The primary drivers of the $21.8 million increase in Segment EBIT were a $23.1 million favorable impact from changes in sales volume and mix, a $3.4 million increase attributable to increased production activity net of volume-related production costs, lower natural gas costs of $3.6 million and lower direct material costs (primarily packaging) of $2.6 million. Offsetting these favorable items were a $10.2 million increase in costs primarily related to labor and benefits, repair and maintenance, selling and marketing costs, internally allocated costs, and electricity costs and a $0.4 million adverse currency impact due to the changes in the value of the Mexican peso.
Segment EBIT — Other Operations
Segment EBIT increased by $2.1 million, or 17.3 percent, to $14.0 million for the year ended December 31, 2012, compared to $12.0 million in the prior year. Segment EBIT as a percentage of net sales increased to 19.3 percent for the year ended December 31, 2012, compared to 16.8 percent in the prior year. Increased sales to World Tableware and Syracuse China customers, partially offset by $0.6 million of Segment EBIT related to Traex included in 2011, contributed to the increased Segment EBIT.
Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)
EBITDA decreased by $19.0 million in 2012, to $91.9 million, compared to $110.9 million in 2011. As a percentage of net sales, EBITDA decreased to 11.1 percent in 2012, from 13.6 percent in 2011. The key contributors to the decrease in EBITDA were those factors discussed above under EBIT.
Adjusted EBITDA
Adjusted EBITDA increased by $19.3 million in 2012, to $132.4 million, compared to $113.1 million. As a percentage of net sales, Adjusted EBITDA was 16.0 percent for 2012, compared to 13.8 percent in 2011. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under EBITDA and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

Year ended December 31, (dollars in thousands)	2012	2011
Net income	$6,966	$23,641
Add: Interest expense	37,727	43,419
Add: Provision for income taxes	5,709	1,643
Earnings before interest and income taxes (EBIT)	50,402	68,703
Add: Depreciation and amortization	41,471	42,188
Earnings before interest, taxes, deprecation and amortization (EBITDA)	91,873	110,891
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 6) (1)	31,075	2,803
Severance (2)	5,150	1,105
Pension curtailment and settlement charge (see note 9) (3)	4,306	—
Gain on sale of land at Libbey Holland facility	—	(3,445)
Gain on sale of Traex (see note 17)	—	(3,418)
CEO transition expenses	—	2,722
Abandoned property (see note 18)	—	2,719
Equipment credit	—	(1,021)
Fixed asset write-down (see note 5) (4)	—	817
Facility closure credit (see note 7) (5)	—	(84)
Adjusted EBITDA	$132,404	$113,089
____________________________________

(1)
Loss on redemption of debt relates to the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million senior notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. 2011 includes the write-off of unamortized finance fees and discounts and call premium payments on the $40.0 million senior notes redeemed in March 2011.

(2)	The 2012 severance charges relate to the implementation of our new strategic plan.

(3)
The pension settlement charge relates to excess lump sum distributions from the U.S. plans. The pension curtailment charge resulted from the third quarter announcement that, as of January 1, 2013, we are ceasing annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plans and SERP.

(4)	Fixed asset impairment charges are related to unutilized fixed assets in our Glass Operations segment.

(5)	Facility closure credit is related to the closure of our Syracuse, New York, manufacturing facility and the decorating operations at our Shreveport manufacturing facility.
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
Net Income and Diluted Net Income Per Share
We recorded net income of $7.0 million, or $0.33 per diluted share, in 2012, compared to $23.6 million, or $1.14 per diluted share, in 2011. Net income as a percentage of net sales was 0.8 percent in 2012, compared to 2.9 percent in the prior year. The reduction in net income and diluted net income per share is generally due to the factors discussed in EBIT above, a $5.7 million reduction in interest expense, and a $4.1 million increase in the provision for income taxes. The reduction in interest expense is primarily the result of lower interest rates in the last seven months of 2012 from refinancing our senior notes. The effective tax rate was 45.0 percent for 2012 compared to 6.5 percent in 2011. The effective tax rate was influenced by non-deductible foreign currency losses related to our Mexican operations, an increase in foreign withholding taxes and activity in jurisdictions with recorded valuation allowances and changes in the mix of earnings in countries with differing statutory tax rates.
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

Net Sales — Glass Operations
Net sales in the Glass Operations segment were $746.6 million, an increase of 4.0 percent (2.6 percent excluding the impact of currency on net sales), compared to $717.6 million in 2010. Primary contributors to the increased net sales were a 56.3 percent increase in net sales within our China sales region (49.3 percent excluding the impact of currency), an 8.3 percent increase in net sales within our European sales region (3.0 percent increase excluding the Euro effect), and a 6.8 percent increase in net sales within our International sales region, compared to the prior year. The increase in our China sales region is the result of our change in our go-to-market strategy in the domestic Chinese market. The increase in the European and International sales regions is the result of a more favorable mix of products. Net sales within our Mexico sales region were flat and, excluding the currency impact, decreased 1.9 percent compared to the prior year. The decline is the result of decreased sales within our business to business channel, general economic conditions and a variety of other factors that have been resolved (including raw material contamination, mix shifts and delays in shipments). Overall net sales within our U.S. and Canadian sales region increased 1.8 percent in 2011. Net sales to U.S. and Canadian foodservice glassware customers increased 2.0 percent, and net sales to U.S. and Canadian retail customers increased 2.7 percent. The increase in the U.S. and Canadian foodservice and retail channels are from increased shipments. Net sales to U.S. and Canadian business-to-business customers were flat compared to the prior year due to a less favorable product mix sold.
Net Sales — Other Operations
Net sales in the Other Operations segment were $71.2 million, compared to $82.8 million in the prior year, a decrease of 14.0 percent. The decline in net sales in the Other Operations segment is attributable to an $11.3 million decline in net sales of Traex® products compared to the prior year, a 1.7 percent decrease in net sales of Syracuse® China products and flat net sales to World Tableware customers. The decrease in net sales of Traex® products in 2011 is a result of the sale of substantially all of the assets of Traex in late April 2011. The decline in net sales of Traex® products accounted for the majority of the $11.6 million decrease in net sales for Other Operations. The flat net sales to World Tableware customers were a result of an unfavorable mix of products sold. The decline in net sales of Syracuse® China products was the result of lower shipments in 2011 compared to 2010.
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
____________________________________

(1)
Loss (gain) on redemption of debt relates to the write-off of finance fees, discounts and a call premium on the redemption of $40.0 million of the Old Senior Secured Notes in March 2011 and the net gain recorded upon redeeming $80.4 million of PIK notes, repurchasing $306.0 million of floating rate notes and writing off finance fees, discounts and a call premium on the floating rate notes in February 2010.

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
We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. We believe that non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of 2012 vs. 2011 Results of Operations above.
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

Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2012, we had no amounts outstanding under our $100.0 million ABL Facility, although we had $8.5 million of letters of credit issued under that facility. As a result, we had $68.6 million of unused availability remaining under the ABL Facility at December 31, 2012, as compared to $63.8 million of unused availability at December 31, 2011. In addition, we had $67.2 million of cash on hand at December 31, 2012, compared to $58.3 million of cash on hand at December 31, 2011.

Libbey China pre-paid the July 2013 and December 2013 scheduled principal payments on its construction loan of RMB 60.0 million (approximately $9.5 million) each, on April 18, 2012 and September 12, 2012, respectively, incurring no fees, penalties or change in the remaining payment schedule.

On May 18, 2012, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe. We used the proceeds of the offering of the $450.0 million New Senior Secured Notes to fund the repurchase and redemption of $320.0 million of the Old Senior Secured Noes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. On June 29, 2012, we used the remaining proceeds of the New Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of Old Senior Secured Notes and to pay related fees.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

It is our intent for Libbey Glass to redeem $45.0 million of the outstanding New Senior Secured Notes during the second quarter of 2013.
Balance Sheet and Cash Flows
Cash and Equivalents
See the cash flow section below for a discussion of our cash balance.
Working Capital
The following table presents our working capital components:

December 31, (dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	2012	2011
Accounts receivable — net	$80,850	$88,045
DSO (1)	35.8	39.3
Inventories — net	$157,549	$145,859
DIO (2)	69.7	65.2
Accounts payable	$65,712	$58,759
DPO (3)	29.1	26.3
Working capital (4)	$172,687	$175,145
DWC (5)	76.4	78.2
Percentage of net sales	20.9%	21.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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
Working capital, defined as net accounts receivable plus net inventories less accounts payable, decreased by $2.5 million in 2012, compared to 2011. As a percentage of net sales, working capital decreased to an all-time record low of 20.9 percent in 2012, compared to 21.4 percent in 2011. This decrease in working capital is primarily the result of lower accounts receivable and higher accounts payable, partially offset by increased inventory levels due to increased production levels. The impact of currency increased total working capital by $3.4 million at December 31, 2012, primarily driven by the Mexican peso. Our DSO also decreased 3.5 days compared to year-end 2011, which is attributable to timing of receipts near December 31, 2012. The increases in both our inventory and accounts payable are related to a planned furnace rebuild in the first quarter of 2013. As a result of the factors above, DWC decreased from 78.2 at December 31, 2011 to 76.4 at December 31, 2012.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2012	December 31, 2011
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
New Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	—
Old Senior Secured Notes	10.00%	(1)	February 15, 2015	—	360,000
Promissory Note	6.00%		January, 2013 to September, 2016	903	1,111
Notes Payable	floating		January, 2013	—	339
RMB Loan Contract	floating		January, 2014	9,522	28,332
BES Euro Line	floating		December, 2013	4,362	7,835
AICEP Loan	0.00%		January, 2016 to July 30, 2018	1,272	—
Total borrowings				466,059	397,617
Less — unamortized discount				—	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				408	4,043
Total borrowings — net (2) (3)				$466,467	$397,360
____________________________________

(1)	See “Derivatives” below and note 13 to the Consolidated Financial Statements.

(2)	Total borrowings-net includes notes payable, long-term debt due within one year and long-term debt as stated on the Consolidated Balance Sheets.

(3)	See “Contractual Obligations” below for scheduled payments by period.

We had total borrowings of $466.1 million at December 31, 2012, compared to total borrowings of $397.6 million at December 31, 2011. The $68.4 million increase in borrowings was primarily the result of the previously discussed refinancing and the contribution of $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. Partially offsetting the increase from the New Senior Notes, was the RMB 120.0 million (approximately $19.0 million) pre-payment of the RMB Loan Contract and €2.8 million (approximately $3.5 million) scheduled repayment on the BES Euro Line.

Of our total borrowings, $58.9 million, or approximately 12.6 percent, was subject to variable interest rates at December 31, 2012. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis.

Included in interest expense is the amortization of discounts, warrants and other financing fees. These items amounted to $2.4 million, $4.4 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash Flow
The following table presents key drivers to our Free Cash Flow for 2012, 2011 and 2010.

Year ended December 31, (dollars in thousands)	2012	2011	2010
Net cash provided by operating activities	$8,497	$55,351	$47,699
Capital expenditures	(32,720)	(41,420)	(28,247)
Net proceeds from sale of Traex	—	12,478	—
Proceeds from asset sales and other	647	5,222	—
Payment of interest on PIK Notes	—	—	29,400
Free Cash Flow (1)	$(23,576)	$31,631	$48,852
____________________________________
(1) We define Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from asset sales (including the sale of substantially all of the assets of Traex), and further adjusted for the payment of interest on the PIK Notes. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.
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
Discussion of 2012 vs. 2011 Cash Flow
Our net cash provided by operating activities was $8.5 million in 2012, compared to $55.4 million in 2011, or a reduction of $46.9 million. The major factors impacting cash flow from operations were the unfavorable cash flow of $67.3 million in changes from the pension and non-pension postretirement benefits, which includes the $79.7 million contribution to the U.S. pension plans from the New Senior Secured Note proceeds, the $16.7 million reduction in net income and $9.5 million from changes in accrued interest and amortization of discounts, warrants and finance fees, partially offset by $33.4 million of favorable cash flow impact related to our debt refinancing and $12.8 million change in income taxes resulting primarily from lower tax payments.

 Net cash used in investing activities was $32.1 million in 2012, compared to $23.7 million in 2011. During 2012, we had capital expenditures of $32.7 million, offset by proceeds of $0.6 million from asset sales. During 2011, we had capital expenditures of $41.4 million, offset by proceeds of $12.5 million on the sale of substantially all of the assets of Traex and $5.2 million from other asset sales, primarily from the sale of land at our Libbey Holland facility and Syracuse China facility.

Net cash provided by (used in) financing activities was a source of $32.3 million in 2012, compared to a use of $49.5 million in 2011, or a change of $81.7 million. During 2012, we received New Senior Secured Note proceeds of $450.0 million, offset by Old Senior Note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $13.5 million, and other debt payments of $23.1 million. During 2011, we redeemed $40.0 million of our Old Senior Secured Notes and made other debt repayments of $14.1 million, paid a related call premium of $1.2 million, partially offset by warrant proceeds of $5.5 million.

At December 31, 2012, our cash balance was $67.2 million, an increase of $8.9 million from $58.3 million at December 31, 2011.

Free Cash Flow was $(23.6) million in 2012, compared to $31.6 million in 2011, a reduction of $55.2 million. The primary contributors to this change were the reduction in cash flows from operating activities, primarily driven by our contribution of $79.7 million to our U.S. pension plans and the prior year cash proceeds on the sale of Traex assets and other asset sales, offset by a decrease in capital expenditures in the current period, all as discussed above.
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

Net cash provided by (used in) financing activities was a use of $49.5 million in 2011, compared to a source of $2.3 million in 2010, or a change of $51.8 million. During 2011, we redeemed $40.0 million of our Old Senior Secured Notes and made other debt repayments of $14.1 million, offset by warrant proceeds of $5.5 million.

At December 31, 2011, our cash balance was $58.3 million, a decrease of $18.0 million from $76.3 million at December 31, 2010.

Free Cash Flow was $31.6 million in 2011, compared to $48.9 million in 2010, or a decrease of $17.3 million. In 2010, Free Cash Flow was adjusted for the $29.4 million payment of interest on the PIK Notes that did not repeat in 2011, partially offset by the net proceeds from the sale of Traex assets in 2011.

Derivatives
At December 31, 2011, we had an Interest Rate Agreement with respect to $80.0 million of our Old Senior Secured Notes (Old Rate Agreement) in order to convert a portion of the Old Senior Note fixed rate debt into floating rate debt and maintain a capital structure containing appropriate amounts of fixed and floating rate debt. The interest rate for our borrowings related to the Old Rate Agreement at December 31, 2011 was 7.74 percent per year. The Old Rate Agreement was in place through April 18, 2012. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement with a notional amount of $45.0 million that is to mature in 2020 (New Rate Agreement). The New Rate Agreement was executed in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at December 31, 2012, excluding applicable fees, is 5.57 percent. This New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of December 31, 2012, by Standard and Poor’s.

The fair market value for the New Rate Agreement was a $0.3 million asset at December 31, 2012. The fair market value for the Old Rate Agreement was a $3.6 million asset at December 31, 2011. The fair market value of the New Rate Agreement and the Old Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2012, we had commodity futures contracts for 2,400,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $(0.4) million liability. We have hedged a portion of our forecasted transactions through December 2013. At December 31, 2011, we had commodity futures contracts for 3,070,000 million BTUs of natural gas with a fair market value of a $(3.7) million liability. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2012, by Standard & Poor’s.

We use foreign currency contracts to manage our currency exposure, which arises from transactions denominated in a currency other than U.S. dollar, primarily associated with our Canadian dollar denominated accounts receivable. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. We had currency contracts for $14.8 million and $3.9 million Canadian dollars as of December 31, 2012 and 2011, respectively. The fair value of our currency contracts were a minor amount and a $0.1 million asset at December 31, 2012 and 2011, respectively.

Share Repurchase Program
Since mid-1998, we have repurchased 5,125,000 shares for $141.1 million, as authorized by our Board of Directors. As of December 31, 2012, authorization remains for the purchase of an additional 1,000,000 shares. During 2012 and 2011, we did not repurchase any common stock. Our debt agreements significantly restrict our ability to repurchase additional shares.
Contractual Obligations
The following table presents our existing contractual obligations at December 31, 2012 and related future cash requirements:

Contractual Obligations(1) (dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings	$466,059	$4,583	$10,006	$1,045	$450,425
Interest payments(2)	232,887	31,703	61,960	61,880	77,344
Long-term operating leases	96,496	16,624	22,735	16,380	40,757
Pension and nonpension(3)	8,141	8,141	—	—	—
Long-term incentive plans	3,339	1,751	1,588	—	—
Total obligations	$806,922	$62,802	$96,289	$79,305	$568,526
_______________________________________

(1)	Amounts reported in local currencies have been translated at 2012 exchange rates.

(2)	The obligations for interest payments are based on December 31, 2012 debt levels and interest rates.

(3)
It is difficult to estimate future cash contributions as they are a function of actual investment returns, withdrawals from the plan, changes in interest rates, and other factors uncertain at this time.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2012, totaled $8.5 million.

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

Allowance for Doubtful Accounts
Our accounts receivable balance, net of reserves, was $80.9 million in 2012, compared to $88.0 million in 2011. The reserve balance was $5.7 million in 2012, compared to $5.3 million in 2011. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.
Allowance for Slow-Moving and Obsolete Inventory
We identify slow-moving or obsolete inventories and estimate appropriate allowance provisions accordingly. We provide inventory allowances based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2012, our inventories were $157.5 million, with loss provisions of $4.1 million, compared to inventories of $145.9 million and loss provisions of $4.8 million at December 31, 2011.

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

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. There were no indicators of impairment noted in 2012 and 2011 that required an impairment analysis to be performed for the Company's property, plant and equipment. During 2010, we decided to outsource our U.S. decorating business, which represented an indicator of impairment for that asset group. Accordingly, our impairment analysis resulted in a write-down of our carrying value for those assets to the estimated fair value less cost to sell. Also in 2010, we reviewed the remaining carrying value of our land at the Syracuse China manufacturing facility, which resulted in a write-down of our carrying value for the land. We also reviewed other asset groups within our operations for indicators of impairment, and as a result recorded an impairment charge for certain fixed assets during 2011 and 2010 as disclosed in note 5 to the Consolidated Financial Statements.

In accordance with FASB ASC 360, we also perform an impairment analysis for our definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2012 or 2011 that would require an impairment analysis to be performed for our definite useful lived intangible assets.
Goodwill and Indefinite Life Intangible Assets
Goodwill at December 31, 2012 was $166.6 million, representing approximately 20.8 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units are one level below the operating segment level, which represents the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. These cash flow projections are based in part on sales projections for the next several years, capital spending trends and investment in working capital to support anticipated sales growth, which are updated at least annually and reviewed by management. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment charge should be recorded.

The discount rates used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total of the fair values of the segments less debt was reconciled to end-of-year total market capitalization. For locations with recorded goodwill, the discount rates used in the 2012 goodwill impairment analysis ranged from 11.1 percent to 12.9 percent, as compared to a range of 11.7 percent to 13.2 percent used in the 2011 test. The cash flow terminal growth rates used in the 2012 goodwill impairment analysis for all locations ranged from 1.0 percent to 2.0 percent, as compared to a range of 2.0 percent to 4.0 percent in the 2011 goodwill impairment analysis. Management believes these rates are reasonably conservative based upon historical growth rates and its expectations of future economic conditions in the markets in which we operate. Any changes in the discount rate or cash flow terminal growth rate would move in tandem. For example, the discount rate is lower in part due to decreased uncertainty as to our ability to meet short term and long term forecasts. As such, if we were to increase the cash flow terminal growth rate, we would also increase the discount rate.

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

Based on the results of our annual impairment test, the estimated fair values of all three reporting units that have goodwill were substantially in excess of their carrying values, with the estimated fair values of each reporting unit exceeding its carrying value by at least 20.0 percent. As of October 1, 2012, 2011 and 2010, our review did not indicate an impairment of goodwill.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2012 were $12.3 million, representing 1.5 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2012, 2011 and 2010, our review did not indicate an impairment of indefinite life intangible assets.
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

Pension Assumptions
The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2012			2011			2012			2011
Discount rate	3.98%	to	4.22%	5.00%	to	5.22%	3.70%	to	7.00%	5.80%	to	8.25%
Rate of compensation increase	—%	to	—%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2012			2011			2010			2012			2011			2010
Discount rate	3.87%	to	5.22%	5.50%	to	5.76%	5.62%	to	5.96%	5.80%	to	8.25%	5.40%	to	8.25%	5.50%	to	8.50%
Expected long-term rate of return on plan assets	7.75%			8.00%			8.00%			5.10%			4.80%			5.75%
Rate of compensation increase	2.25%	to	4.50%	2.25%	to	4.50%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%
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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Our determination of the reasonableness of our expected long-term rate of return on plan assets at December 31 is highly quantitative by nature and used to measure the earnings effects for the subsequent year. We evaluate the current asset allocations and expected returns under four sets of conditions: a maximum time available for each asset class; a common history where all asset class returns are computed with the same overall start date of January 1990; a 10-year historical return; and forecasted returns using the Black-Litterman method. Based upon the current asset allocation mix and the Black-Litterman method, the forecasted return is 6.89 percent. The actual return on plan assets from July 1, 1993 (inception) through December 31, 2012 was 8.65 percent and 8.46 percent for the U.S. hourly and salary pension plans, respectively.

Since over 75 percent of the plan assets are actively managed, we adjust the baseline forecasted return for the anticipated return differential from active over passive investment management and for any other items not already captured. We believe that the combination of long-term historical returns, along with the forecasted returns and manager alpha, supports the 7.50% rate of return assumption based on the current asset allocation.

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $4.1 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.4 million.
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

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Discount rate	3.85%	4.91%	3.71%	3.97%
The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.91%	5.34%	5.54%	3.97%	4.86%	5.42%
The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Initial health care trend	7.00%	7.25%	7.00%	7.25%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	8	9	8	9
Sensitivity to change in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.4 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.
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

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC 740 "Income Taxes," requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, Portugal and the Netherlands, we have recorded a valuation allowance against our deferred income tax assets.
Derivatives and Hedging
We use various derivative contracts to manage a variety of our risks, including risks related to changes in the fair market of debt, commodity prices and foreign currency rates. The requirements necessary to apply hedge accounting to these contracts are complex and must be documented at the inception as well as throughout the term of the contract. If we would fail to accurately document these requirements, the contract would not be eligible for hedge accounting treatment and any changes to the fair market value of the contract would be recorded directly to earnings. The accompanying financial statements reflect immaterial consequences from the loss of hedge accounting for certain contracts.

One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective. A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the fair value of the hedged item. At the inception of the contract, we first determine if the relationship between the hedged contract and the hedged item meets the strict criteria to qualify for an exemption to the effectiveness testing. If the relationship does not meet these criteria, then we must test the effectiveness at the inception of the contract and quarterly thereafter. If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively. See note 13 to the Consolidated Financial Statements.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with FASB ASC 718, "Compensation - Stock Compensation" and FASB ASC 505-50, "Equity - Equity Based Payments to Non-Employees", which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under FASB ASC 718 and FASB ASC 050-50 for fiscal 2012, 2011 and 2010 was $3.3 million, $5.0 million and $3.5 million, respectively. 2011 included non-cash compensation charges of $1.7 million related to accelerated vesting of previously issued equity compensation.

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
Legal and other contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution. At December 31, 2012, we have accrued $2.7 million for an ongoing unclaimed property audit that is being conducted by various state authorities. See note 18 of the Consolidated Financial Statements for additional information.
New Accounting Standards
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 explains how to measure fair value and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. ASU 2011-04 does not require additional fair value measurements, and it is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The provisions of this update are effective for periods beginning after December 15, 2011. The provisions of this update did not have any impact on our Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. In December 2011, ASU 2011-05 was modified by the issuance of Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12) which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. We have made all of the required disclosures within our Consolidated Financial Statements.

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount. If the qualitative factors result in the fair value exceeding the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The provisions of this update did not have any impact on our Consolidated Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which amends Topic 220 Comprehensive Income. ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. We will include the additional disclosures in our Consolidated Financial Statements beginning on January 1, 2013.

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
Interest Rates
We have an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the New Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the New Rate Agreement at December 31, 2012 is 5.57 percent per year. The New Rate Agreement expires on February 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the New Rate Agreement were to fail to perform, the New Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty, which was rated A+ as of December 31, 2012, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of December 31, 2012.

Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans' asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total annual pension and nonpension postretirement expense by approximately $4.5 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $3.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 18, 2013

Libbey Inc.
Consolidated Balance Sheets

December 31, (dollars in thousands, except per share amounts)	Footnote Reference	2012	2011
ASSETS
Cash and cash equivalents		$67,208	$58,291
Accounts receivable — net	(note 3)	80,850	88,045
Inventories — net	(note 3)	157,549	145,859
Prepaid and other current assets	(notes 3 & 8)	12,997	12,775
Total current assets		318,604	304,970
Pension asset	(note 9)	10,196	17,485
Purchased intangible assets — net	(note 4)	20,222	21,200
Goodwill	(note 4)	166,572	166,572
Deferred income taxes	(note 8)	9,830	6,911
Derivative asset	(notes 13 & 15)	298	3,606
Other assets	(notes 3 & 8)	18,300	14,107
Total other assets		225,418	229,881
Property, plant and equipment — net	(notes 5 & 7)	258,154	264,718
Total assets		$802,176	$799,569

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	(note 6)	$—	$339
Accounts payable		65,712	58,759
Salaries and wages		41,405	34,834
Accrued liabilities	(note 3)	42,863	53,927
Accrued income taxes	(note 8)	2,282	—
Pension liability (current portion)	(note 9)	613	5,990
Non-pension postretirement benefits (current portion)	(note 10)	4,739	4,721
Derivative liability	(notes 13 & 15)	420	3,390
Deferred income taxes	(note 8)	3,213	1,369
Long-term debt due within one year	(note 6)	4,583	3,853
Total current liabilities		165,830	167,182
Long-term debt	(note 6)	461,884	393,168
Pension liability	(note 9)	60,909	122,145
Non-pension postretirement benefits	(note 10)	71,468	68,496
Deferred income taxes	(note 8)	7,537	11,389
Other long-term liabilities	(note 3)	10,072	9,409
Total liabilities		777,700	771,789

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 20,835,489 shares issued in 2012 (20,342,342 shares issued in 2011)		209	203
Capital in excess of par value		313,377	310,985
Retained deficit		(148,070)	(155,036)
Accumulated other comprehensive loss	(note 14)	(141,040)	(128,372)
Total shareholders’ equity		24,476	27,780
Total liabilities and shareholders’ equity		$802,176	$799,569

See accompanying notes

Libbey Inc.
Consolidated Statements of Operations

Year ended December 31, (dollars in thousands, except per share amounts)
	Footnote Reference	2012	2011	2010

Net sales	(note 2)	$825,287	$817,056	$799,794
Freight billed to customers		3,165	2,396	1,790
Total revenues		828,452	819,452	801,584
Cost of sales	(notes 2 & 7)	633,267	650,713	633,571
Gross profit		195,185	168,739	168,013
Selling, general and administrative expenses		113,896	105,545	97,390
Special charges	(note 7)	—	(281)	1,802
Income from operations		81,289	63,475	68,821
Gain (loss) on redemption of debt	(note 6)	(31,075)	(2,803)	58,292
Other income (expense)	(notes 7 & 17)	188	8,031	(274)
Earnings before interest and income taxes		50,402	68,703	126,839
Interest expense	(note 6)	37,727	43,419	45,171
Income before income taxes		12,675	25,284	81,668
Provision for income taxes	(note 8)	5,709	1,643	11,582
Net income		$6,966	$23,641	$70,086

Net income per share:
Basic	(note 11)	$0.33	$1.17	$3.97
Diluted	(note 11)	$0.33	$1.14	$3.51
Weighted average shares:
Outstanding	(note 11)	20,876	20,170	17,668
Diluted	(note 11)	21,315	20,808	19,957

See accompanying notes

Libbey Inc.
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, (dollars in thousands)	Footnote Reference	2012	2011	2010

Net income		$6,966	$23,641	$70,086

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(note 14)	(17,891)	(14,833)	9,722
Change in fair value of derivative instruments, net of tax	(note 14)	2,859	(1,249)	3,049
Foreign currency translation adjustments	(note 14)	2,364	(1,344)	(7,993)
Other comprehensive income (loss), net of tax		(12,668)	(17,426)	4,778

Comprehensive income (loss)		$(5,702)	$6,215	$74,864

See accompanying notes

Libbey Inc.
Consolidated Statements of Shareholders' Equity (Deficit)

(dollars in thousands, except share amounts)	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 14)	Total
Balance December 31, 2009	$187	$324,272	$(70,298)	$(205,344)	$(115,724)	$(66,907)

Net income				70,086		70,086
Other comprehensive income (loss)					4,778	4,778
Stock compensation expense (note 12)		3,496				3,496
Equity issuance costs (note 6)		145				145
Stock issued from treasury		(1,495)	2,302	(1,262)		(455)
Stock issued		88				88
Exercise of warrants (note 6)	10	(25,814)	67,996	(42,157)		35
Balance December 31, 2010	197	300,692	—	(178,677)	(110,946)	11,266

Net income				23,641		23,641
Other comprehensive income (loss)					(17,426)	(17,426)
Stock compensation expense (note 12)		5,016				5,016
Stock issued	1	(177)				(176)
Exercise of warrants (note 6)	5	5,454				5,459
Balance December 31, 2011	203	310,985	—	(155,036)	(128,372)	27,780

Net income				6,966		6,966
Other comprehensive income (loss)					(12,668)	(12,668)
Stock compensation expense (note 12)		3,321				3,321
Stock issued	6	(929)				(923)
Balance December 31, 2012	$209	$313,377	$—	$(148,070)	$(141,040)	$24,476

Share amounts related to the above equity are as follows:

	Common Stock Shares	Treasury Stock Shares	Total
Balance December 31, 2009	18,697,630	(2,599,769)	16,097,861
Warrants exercised (note 6)	980,222	2,486,634	3,466,856
Stock issued (note 2)	4,654	113,135	117,789
Balance December 31, 2010	19,682,506	—	19,682,506
Warrants exercised (note 6)	485,309		485,309
Stock issued	174,527		174,527
Balance December 31, 2011	20,342,342	—	20,342,342
Stock issued	493,147		493,147
Balance December 31, 2012	20,835,489	—	20,835,489
See accompanying notes

Libbey Inc.
Consolidated Statements of Cash Flows

Year ended December 31, (dollars in thousands)	Footnote Reference	2012	2011	2010
Operating activities:
Net income		$6,966	$23,641	$70,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(notes 4 & 5)	41,471	42,188	41,115
(Gain) loss on asset sales and disposals		446	(5,941)	3,039
Change in accounts receivable		7,187	3,076	(11,210)
Change in inventories		(10,969)	(221)	(6,654)
Change in accounts payable		6,285	403	4,955
Accrued interest and amortization of discounts, warrants and finance fees		(6,433)	3,047	17,391
Call premium on senior notes and floating rate notes	(note 6)	23,602	1,203	8,415
Write-off of finance fee & discounts on senior notes, floating rate notes and ABL	(note 6)	10,975	1,600	4,986
Gain on redemption of PIK notes	(note 6)	—	—	(71,693)
Payment of interest on PIK notes	(note 6)	—	—	(29,400)
Pension & non-pension postretirement benefits	(notes 9 & 10)	(76,344)	(9,074)	5,200
Restructuring charges	(note 7)	—	(828)	811
Accrued liabilities & prepaid expenses		322	1,917	3,344
Income taxes	(note 8)	1,628	(11,200)	1,801
Share-based compensation expense		3,321	5,016	3,496
Other operating activities		40	524	2,017
Net cash provided by operating activities		8,497	55,351	47,699
Investing activities:
Additions to property, plant and equipment		(32,720)	(41,420)	(28,247)
Net proceeds from sale of Traex	(note 17)	—	12,478	—
Proceeds from asset sales and other		647	5,222	—
Net cash used in investing activities		(32,073)	(23,720)	(28,247)
Financing activities:
Other repayments	(note 6)	(23,116)	(14,108)	(10,610)
Other borrowings	(note 6)	1,234	365	215
Proceeds from 6.875% senior notes	(note 6)	450,000	—	—
Payments on 10% senior notes	(note 6)	(360,000)	(40,000)	—
Proceeds from 10% senior notes	(note 6)	—	—	392,328
Payments on floating rate notes	(note 6)	—	—	(306,000)
PIK note payment	(note 6)	—	—	(51,031)
Call premium on 10% senior notes and floating rate notes	(note 6)	(23,602)	(1,203)	(8,415)
Proceeds from exercise of warrants		—	5,459	—
Stock options exercised		1,231	482	57
Debt issuance costs and other	(note 6)	(13,475)	(463)	(14,256)
Net cash provided by (used in) financing activities		32,272	(49,468)	2,288
Effect of exchange rate fluctuations on cash		221	(130)	(571)
Increase (decrease) in cash		8,917	(17,967)	21,169
Cash & cash equivalents at beginning of year		58,291	76,258	55,089
Cash & cash equivalents at end of year		$67,208	$58,291	$76,258

Supplemental disclosure of cash flow information:
Cash paid during the year for interest		$44,105	$40,025	$27,822
Cash paid during the year for income taxes		$3,402	$10,230	$8,830

Supplemental disclosure of non-cash financing activities:
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
Libbey is a leading global manufacturer and marketer of glass tableware products. We believe we are the largest such manufacturer in the Western Hemisphere, in addition to supplying to key markets throughout the world. We believe we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (amongst others), an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business markets. Our global sales force presents our products to the global marketplace in a coordinated fashion. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands (Libbey Holland), Portugal (Libbey Portugal), China (Libbey China) and Mexico (Libbey Mexico). Until April 28, 2011, we also owned and operated a plastics plant in Wisconsin. On April 28, 2011, we sold substantially all of the assets of the Traex® plastics product line, including the Traex name®, to the Vollrath Company (see note 17 for discussion on this transaction). In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for our U.S. glass inventories, which represented 30.6 percent and 31.3 percent of our total inventories in 2012 and 2011, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $15.0 million and $15.7 million in 2012 and 2011, respectively. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

Purchased Intangible Assets and Goodwill Financial Accounting Standards Board Accounting Standards Codification™ ("FASB ASC") Topic 350 - "Intangibles-Goodwill and other" ("FASB ASC 350") requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2012, 2011 and 2010, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. There were also no indicators of impairment at December 31, 2012. For further disclosure on goodwill and intangibles, see note 4.

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
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In 2010, we wrote down decorating assets in our Shreveport, Louisiana facility as a result of our decision to outsource our U.S. decorating business and certain after-processing equipment within our Glass Operations segment. Due to the announcement of the closure of our Syracuse China manufacturing facility and our Mira Loma distribution center, we wrote down the values of certain assets to fair value in 2008 and recorded adjustments to these write-downs in 2010. See notes 5 and 7 for further disclosure.
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

The U.S. pension plans cover most hourly U.S.-based employees (excluding new hires at Shreveport after 2008 and at Toledo after September 30, 2010) and those salaried U.S.-based employees hired before January 1, 2006. U.S. salaried employees are not eligible for additional company contribution credits after December 31, 2012. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries in the Netherlands and Mexico. For further discussion see note 9.

We also provide certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, the existing healthcare benefit for salaried retirees age 65 and older ceased. We now provide a Retiree Health Reimbursement Arrangement (RHRA) that supports salaried retirees in purchasing a Medicare plan that meets their needs. Also effective January 1, 2013, we reduced the maximum life insurance benefit for salaried retirees to $10,000. Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees are not included in our liability. For further discussion see note 10.
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
Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, Portugal and the Netherlands, we have recorded valuation allowances against our deferred income tax assets. For further discussion see note 8.
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
Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other income (expense). Gain (loss)on currency translation was $(0.8) million, $(0.3) million and $0.1 million for the year ended December 31, 2012, 2011 and 2010, respectively.
Stock-Based Compensation Expense We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” ("FASB ASC 718") and FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees”("FASB ASC 505-50"). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Consolidated Statement of Operations was a pre-tax charge of $3.3 million, $5.0 million and $3.5 million for 2012, 2011 and 2010, respectively. Non-cash compensation charges of $1.7 million related to accelerated vesting of previously issued equity compensation was included in 2011. See note 12 for additional information.
Research and Development Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2012, 2011 and 2010, respectively, were $2.9 million, $3.1 million and $2.6 million.
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
Treasury Stock Treasury stock purchases are recorded at cost. During 2012, 2011 and 2010, we did not purchase any treasury stock. There were no treasury stock issuances during 2012 and 2011. During 2010, we issued 2,599,769 shares from treasury stock at an average cost of $27.04, and the shares were primarily attributable to the exercise of warrants related to our refinancing activities in 2010. See note 6 for further information.
Reclassifications Certain amounts in prior years' financial statements, including deferred tax assets and liabilities, have been reclassified to conform to the presentation used in the year ended December 31, 2012.

New Accounting Standards
In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). ASU 2011-04 explains how to measure fair value and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. ASU 2011-04 does not require additional fair value measurements, and it is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The provisions of this update are effective for periods beginning after December 15, 2011. The provisions of this update did not have any impact on our Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This ASU requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. In December 2011, ASU 2011-05 was modified by the issuance of Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12) which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. We have made all of the required disclosures within our Consolidated Financial Statements.

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 allows for an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount. If the qualitative factors result in the fair value exceeding the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The provisions of this update did not have any impact on our Consolidated Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which amends Topic 220 Comprehensive Income. ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. We will include the additional disclosures in our Consolidated Financial Statements beginning on January 1, 2013.

3.	Balance Sheet Details
The following table provides detail of selected balance sheet items:

December 31, (dollars in thousands)	2012	2011
Accounts receivable:
Trade receivables	$79,624	$86,523
Other receivables	1,226	1,522
Total accounts receivable, less allowances of $5,703 and $5,307	$80,850	$88,045

Inventories:
Finished goods	$139,888	$129,091
Work in process	1,188	1,132
Raw materials	4,828	4,369
Repair parts	10,283	9,778
Operating supplies	1,362	1,489
Total inventories, less allowances of $4,091 and $4,808	$157,549	$145,859

Prepaid and other current assets:
Value added tax	$3,850	$1,834
Prepaid expenses	5,036	4,653
Deferred income taxes	4,070	3,074
Refundable and prepaid income taxes	—	3,107
Derivative asset	41	107
Total prepaid and other current assets	$12,997	$12,775

Other assets:
Deposits	$936	$733
Finance fees — net of amortization	13,539	9,427
Other assets	3,825	3,947
Total other assets	$18,300	$14,107

Accrued liabilities:
Accrued incentives	$17,783	$16,621
Workers compensation	7,128	8,484
Medical liabilities	3,537	3,607
Interest	3,732	13,008
Commissions payable	1,478	1,137
Contingency liability	2,719	2,719
Other accrued liabilities	6,486	8,351
Total accrued liabilities	$42,863	$53,927

Other long-term liabilities:
Deferred liability	$5,591	$4,070
Derivative liability	—	298
Other long-term liabilities	4,481	5,041
Total other long-term liabilities	$10,072	$9,409

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	2012	2011
Beginning balance	$21,200	$23,134
Amortization	(1,069)	(1,189)
Disposal, related to sale of Traex assets	—	(643)
Foreign currency impact	91	(102)
Ending balance	$20,222	$21,200

Purchased intangible assets are composed of the following:

December 31, (dollars in thousands)	2012	2011
Indefinite life intangible assets	$12,316	$12,274
Definite life intangible assets, net of accumulated amortization of $14,054 and $12,942	7,906	8,926
Total	$20,222	$21,200

Amortization expense for definite life intangible assets was $1.1 million, $1.2 million and $1.3 million for years 2012, 2011 and 2010, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. Our October 1st review for 2012 and 2011 did not indicate impairment of our indefinite life intangible assets. There were also no indicators of impairment at December 31, 2012.

The remaining definite life intangible assets at December 31, 2012 primarily consist of customer relationships that are amortized over a period ranging from 13 to 20 years. The weighted average remaining life on the definite life intangible assets is 7.4 years at December 31, 2012.

Future estimated amortization expense of definite life intangible assets is as follows (dollars in thousands):

2013	2014	2015	2016	2017
$1,065	$1,065	$1,065	$1,065	$1,065

Goodwill

Changes in goodwill balances are as follows:

	2012			2011
(dollars in thousands)	Glass Operations	Other Operations	Total	Glass Operations	Other Operations	Total
Beginning balance:
Goodwill	$164,457	$16,990	$181,447	$164,457	$19,758	$184,215
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
Net beginning balance	155,023	11,549	166,572	155,023	14,317	169,340
Other	—	—	—	—	(2,768)	(2,768)
Ending balance:
Goodwill	164,457	16,990	181,447	164,457	16,990	181,447
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
Net ending balance	$155,023	$11,549	$166,572	$155,023	$11,549	$166,572

Other, in the table above, relates to the sale of substantially all of the assets of Traex in 2011.

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2012 and 2011 did not indicate an impairment of goodwill. There were also no indicators of impairment at December 31, 2012.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31, (dollars in thousands)	2012	2011
Land	$20,168	$19,845
Buildings	86,498	89,873
Machinery and equipment	449,805	437,320
Furniture and fixtures	13,662	13,663
Software	19,987	20,893
Construction in progress	21,308	14,595
Gross property, plant and equipment	611,428	596,189
Less accumulated depreciation	353,274	331,471
Net property, plant and equipment	$258,154	$264,718

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $40.3 million, $40.9 million and $39.8 million for the years 2012, 2011 and 2010, respectively.

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

On February 8, 2010, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $400.0 million in aggregate principal amount of 10.0 percent Old Senior Secured Notes;

•	the repurchase and cancellation of all of Libbey Glass’s then outstanding $306.0 million in aggregate principal amount of floating rate notes; and

•	the redemption of all of Libbey Glass’s then outstanding $80.4 million in aggregate principal amount 0.0 percent payment-in-kind notes (PIK Notes).
We used the proceeds of the offering of the Old Senior Secured Notes, together with cash on hand, to fund the repurchase of the floating rate notes, the redemption of the PIK Notes and to pay certain related fees and expenses. Upon completion of the refinancing, we recorded a gain of $71.7 million related to the redemption of the PIK Notes. This gain was partially offset by $13.4 million representing a write-off of bank fees, discounts and a call premium on the floating rate notes, resulting in a net gain of $58.3 million as shown on the Consolidated Statements of Operations.

Concurrently with the issuance of the original PIK Notes in 2006, we issued, to the holder of the original PIK Notes, detachable warrants to purchase 485,309 shares of Libbey Inc. common stock at an exercise price of $11.25 per share. These warrants, which did not have voting rights, were exercised in November, 2011 for approximately $5.5 million.

In October 2009, we entered into a transaction with Merrill Lynch PCG, Inc. to exchange the PIK Notes due in December 2011, for a combination of debt and equity securities. As part of this transaction, we issued to the Merrill Lynch PCG, Inc. 933,145 shares of Libbey Inc. common stock and warrants conveying the right to purchase, for $0.01 per share, an additional 3,466,856 shares of the Company’s common stock.

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

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2012	December 31, 2011
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
New Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	—
Old Senior Secured Notes	10.00%	(1)	February 15, 2015	—	360,000
Promissory Note	6.00%		January, 2013 to September, 2016	903	1,111
Notes Payable	floating		January, 2013	—	339
RMB Loan Contract	floating		January, 2014	9,522	28,332
BES Euro Line	floating		December, 2013	4,362	7,835
AICEP Loan	0.00%		January, 2016 to July 30, 2018	1,272	—
Total borrowings				466,059	397,617
Less — unamortized discount				—	4,300
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				408	4,043
Total borrowings — net				466,467	397,360
Less — long term debt due within one year				4,583	4,192
Total long-term portion of borrowings — net				$461,884	$393,168
____________________________________

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 13.
Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2013	2014	2015	2016	2017	Thereafter
$4,583	$9,757	$249	$621	$424	$450,425
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

All borrowings under the ABL Facility are secured by:

•	a first-priority security interest in substantially all of the existing and future personal property of Libbey Glass and its domestic subsidiaries (Credit Agreement Priority Collateral);

•	a first-priority security interest in:

•	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries;

•	100 percent of the non-voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries; and

•	65 percent of the voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries

•	a first-priority security interest in substantially all proceeds and products of the property and assets described above; and

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
Swingline borrowings are limited to $15.0 million, with swing line borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swing line borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swing line rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at December 31, 2012. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.38 percent at December 31, 2012. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2012 or at December 31, 2011. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million and mark-to-market reserves for natural gas contracts of $0.4 million as of December 31, 2012. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At December 31, 2012, we had $8.5 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $68.6 million at December 31, 2012, compared to $63.8 million under the ABL Facility at December 31, 2011.
New Senior Secured Notes

On May 18, 2012, Libbey Glass closed its offering of the $450.0 million New Senior Secured Notes. The notes offering was issued at par and had related fees of approximately $13.6 million. These fees will be amortized to interest expense over the life of the notes.

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

On February 8, 2010, Libbey Glass closed its offering of the $400.0 million Old Senior Secured Notes. The net proceeds of the offering of Senior Secured Notes were approximately $379.8 million, after the 1.918% percent original issue discount of $7.7 million, $10.0 million of commissions payable to the initial purchasers and $2.5 million of fees related to the offering. These fees were amortized to interest expense over the life of the notes.

In connection with the sale of the New Senior Secured Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated May 18, 2012 (Registration Rights Agreement), under which they agreed to make an offer to exchange the New Senior Secured Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the New Senior Secured Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of New Senior Secured Notes to resell their respective New Senior Secured Notes to the public. On November 6, 2012, we exchanged $450.0 million aggregate principal amount of 6.875 percent New Senior Secured Notes due 2020 for an equal principal amount of a new issue of 6.875 percent New Senior Secured Notes due 2020, which have been registered under the Securities act of 1933, as amended.

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

On March 25, 2011, Libbey Glass redeemed an aggregate principal amount of $40.0 million of the Old Senior Secured Notes in accordance with the terms of the Old Notes Indenture. Pursuant to the terms of the Old Notes Indenture, the redemption price for the Old Senior Secured Notes was 103 percent of the principal amount of the redeemed Old Senior Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the Old Senior Secured Notes outstanding was $360.0 million. In conjunction with this redemption, we recorded $2.8 million of expense, representing $1.2 million for an early call premium and $1.6 million for the write off of a pro rata amount of financing fees and discounts.

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our Old Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Old Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Old Rate Agreement at April 18, 2012, excluding applicable fees, was 7.79 percent. Total remaining Old Senior Secured Notes not covered by the Old Rate Agreement had a fixed interest rate of 10.0 percent per year. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter of 2012, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the Old Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Consolidated Statements of Operations.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of our New Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at December 31, 2012, excluding applicable fees, is 5.57 percent. This New Rate Agreement expires on May 15, 2020. Total remaining New Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of December 31, 2012, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	December 31, 2012	December 31, 2011
Fair market value of Rate Agreements - asset (liability)	$298	$3,606
Adjustment to increase (decrease) the carrying value of the related long-term debt	$408	$4,043
The net impact recorded on the Consolidated Statements of Operations is as follows:

For the year ended December 31, (dollars in thousands)	2012	2011	2010
Income (expense) on hedging activities in other income (expense)	$280	$293	$(730)
Income on hedging activities in loss on redemption of debt	$3,502	$—	$—
The fair value of the Old and New Rate Agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 13 for further discussion.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2012 and December 31, 2011, we had $0.9 million and $1.1 million, respectively, outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At December 31, 2012, there were no borrowing under the facility, which had an interest rate of 5.80 percent. The $0.3 million outstanding at December 31, 2011, was the U.S. dollar equivalent under the euro-based overdraft line. Interest with respect to the note is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $39.7 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of December 31, 2012, the annual interest rate was 5.90 percent. As of December 31, 2012, the outstanding balance was RMB 60.0 million (approximately $9.5 million). As of December 31, 2011, the outstanding balance was RMB 180.0 million (approximately $28.3 million). Interest is payable quarterly. In 2012 and 2011, we pre-paid principal payments of RMB 120.0 million (approximately $19.0 million) and RMB 70.0 million (approximately $11.1 million), respectively. A principal payment in the amount of RMB 60.0 million (approximately $9.5 million) is due on January 20, 2014. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.
BES Euro Line
In January 2007, Crisal entered into a seven-year, €11.0 million line of credit (approximately $14.5 million) with Banco Espírito Santo, S.A. (BES). The $4.4 million outstanding at December 31, 2012, was the U.S. dollar equivalent of the €3.3 million outstanding under the line at an interest rate of 3.77 percent. Payment of principal in the amount of €3.3 million (approximately $4.4 million) is due in December 2013. Interest with respect to the line is paid every semi-annually.
AICEP Loan
In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €1.0 million (approximately $1.3 million) and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date of July 2018.

Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices (Level 1 in the fair value hierarchy) for the same or similar issues. Our $450.0 million of New Senior Secured Notes had an estimated fair value of $488.3 million at December 31, 2012. This compares to our $360.0 million of Old Senior Secured Notes with an estimated fair value of $385.2 million at December 31, 2011. The fair value of the remainder of our debt approximates carrying value at December 31, 2012 and 2011 due to variable rates.
Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2012 we had no amounts outstanding under our $100.0 million ABL Facility, although we had $8.5 million of letters of credit issued under that facility. As a result, we had $68.6 million of unused availability remaining under the ABL Facility at December 31, 2012, as compared to $63.8 million of unused availability at December 31, 2011. In addition, we had $67.2 million of cash on hand at December 31, 2012, compared to $58.3 million of cash on hand at December 31, 2011.

On May 18, 2012, we used the proceeds of a debt offering of $450.0 million of 6.875 percent New Senior Secured Notes, to repurchase and cancel $320.0 million of 10.0 percent Old Senior Notes that were outstanding at that date, amend and restate our ABL Facility, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. On June 29, 2012, we used the remaining proceeds of the New Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of Old Senior Secured Notes.

In addition, we prepaid RMB 120.0 million (approximately $19.0 million) on our loan in China that was not due until 2013, and we repaid €2.8 million (approximately $3.7 million) on our BES Euro Line in 2012.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

7.	Restructuring Charges
Facility Closures
In December 2008, we announced that our Syracuse China manufacturing facility and our Mira Loma, California distribution center would be shut down in early to mid-2009 in order to reduce costs, and accordingly recorded a pre-tax charge of $29.1 million in 2008 and $3.8 million in 2009. The principal components of the 2008 charge included fixed asset and inventory write-downs, employee severance and pension and postretirement charges. The 2009 charge related primarily to building site clean up, inventory write-downs, pension and postretirement charges, depreciation expense, natural gas hedges, and employee severance and other. The Syracuse China facility was closed on April 9, 2009 and the Mira Loma distribution center was closed on May 31, 2009.

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

We incurred charges of approximately $0.1 million in 2011 related to other costs net of building site clean-up adjustments in connection with the sale of the property in Syracuse, New York in March 2011. This amount was included in special charges on the Consolidated Statement of Operations. Since the activities related to our closure of the Syracuse China manufacturing facility were complete as of March 31, 2011, no additional charges were incurred for the year ended December 31, 2012.

The following table summarizes the facility closure charges for the years 2011 and 2010:

	2011			2010
(dollars in thousands)	Glass Operations	Other Operations	Total	Glass Operations	Other Operations	Total
Inventory write-down	$—	$—	$—	$—	$(12)	$(12)
Included in cost of sales	—	—	—	—	(12)	(12)
Employee termination cost & other	—	167	167	28	25	53
Building site clean-up & fixed asset/land write-down	—	(116)	(116)	—	1,012	1,012
Included in special charges	—	51	51	28	1,037	1,065
Ineffectiveness of natural gas hedge	—	—	—	—	130	130
Included in other (income) expense	—	—	—	—	130	130
Total pretax charge	$—	$51	$51	$28	$1,155	$1,183

The following reflects the balance sheet activity related to the facility closure charge for the year ended December 31, 2011:

	Reserve Balances at January 1, 2011	Total Charge to Earnings	Cash (Payments) Receipts	Inventory & Fixed Asset Write Downs	Non-cash Utilization	Reserve Balances at December 31, 2011
(dollars in thousands)
Employee termination cost & other	$301	$167	$(314)	$—	$(154)	$—
Building site clean-up & fixed asset/land write-down	151	(116)	(5)	21	(51)	—
Total	$452	$51	$(319)	$21	$(205)	$—

The activities related to our closure of the Syracuse China manufacturing facility and our Mira Loma, California distribution center were complete in 2011. The following reflects the total cumulative expenses (incurred from the fourth quarter of 2008 through December 31, 2011) related to the facility closure activity:

(dollars in thousands)	Glass Operations	Other Operations	Charges To Date
Inventory write-down	$192	$10,541	$10,733
Pension & postretirement welfare	—	4,448	4,448
Fixed asset depreciation	—	966	966
Included in cost of sales	192	15,955	16,147
Employee termination cost & other	548	6,149	6,697
Building site clean-up & fixed asset/land write-down	177	10,418	10,595
Included in special charges	725	16,567	17,292
Ineffectiveness of natural gas hedge	—	745	745
Included in other (income) expense	—	745	745
Total pretax charge	$917	$33,267	$34,184

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

The activities related to our write-down of decorating fixed assets and inventory were completed in 2011. The following reflects the balance sheet activity related to the fixed asset and inventory write-down charge for the year ended December 31, 2011:

	Reserve Balances at January 1, 2011	Total Charge to Earnings	Cash (Payments) Receipts	Inventory & Fixed Asset Write Downs	Reserve Balances at December 31, 2011
(dollars in thousands)
Building site clean-up & fixed asset write-down	$316	$(135)	$(39)	$(142)	$—
Total	$316	$(135)	$(39)	$(142)	$—

Summary of Total Special Charges
The following table summarizes by year the special charges mentioned above and their classifications in the Consolidated Statements of Operations:

(dollars in thousands)	2012	2011	2010
Cost of sales	$—	$197	$566
Special charges	—	(281)	1,802
Other (income) expense	—	—	130
Total (income) expense	$—	$(84)	$2,498

8.	Income Taxes

The provisions for income taxes were calculated based on the following components of income (loss) before income taxes:

Year ended December 31, (dollars in thousands)	2012	2011	2010
United States	$(17,030)	$(6,662)	$46,720
Non-U.S.	29,705	31,946	34,948
Total income before income taxes	$12,675	$25,284	$81,668

The current and deferred provisions (benefit) for income taxes were:

Year ended December 31, (dollars in thousands)	2012	2011	2010
Current:
U.S. federal	$(18)	$484	$(423)
Non-U.S.	9,194	5,732	13,459
U.S. state and local	(72)	100	212
Total current income tax provision (benefit)	9,104	6,316	13,248

Deferred:
U.S. federal	1,264	(400)	94
Non-U.S.	(4,658)	(4,294)	(1,854)
U.S. state and local	(1)	21	94
Total deferred income tax provision (benefit)	(3,395)	(4,673)	(1,666)

Total:
U.S. federal	1,246	84	(329)
Non-U.S.	4,536	1,438	11,605
U.S. state and local	(73)	121	306
Total income tax provision (benefit)	$5,709	$1,643	$11,582

The significant components of our deferred income tax assets and liabilities are as follows:

December 31, (dollars in thousands)	2012	2011
Deferred income tax assets:
Pension	$16,526	$35,813
Non-pension postretirement benefits	27,198	26,085
Other accrued liabilities	20,213	21,045
Receivables	1,445	1,279
Net operating loss and charitable contribution carry forwards	45,592	23,746
Tax credits	9,770	9,026
Total deferred income tax assets	120,744	116,994

Deferred income tax liabilities:
Property, plant and equipment	23,196	27,321
Inventories	4,377	4,932
Intangibles and other assets	12,392	11,062
Total deferred income tax liabilities	39,965	43,315
Net deferred income tax asset before valuation allowance	80,779	73,679
Valuation allowance	(77,629)	(76,452)
Net deferred income tax asset (liability)	$3,150	$(2,773)

The net deferred income tax assets and liabilities at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, dollars in thousands)	2012	2011
Current deferred income tax asset	$4,070	$3,074
Non-current deferred income tax asset	9,830	6,911
Current deferred income tax liability	(3,213)	(1,369)
Non-current deferred income tax liability	(7,537)	(11,389)
Net deferred income tax asset (liability)	$3,150	$(2,773)

The 2012 deferred income tax asset for net operating loss carry forwards of $44.4 million relates to pre-tax losses incurred in the Netherlands of $15.9 million, in Portugal of $9.4 million, in China of $0.2 million, in the U.S. of $107.2 million for federal and $107.1 million for state and local jurisdictions. Our foreign net operating loss carry forwards of $25.5 million will expire between 2013 and 2021. Our U.S. federal net operating loss carry forward of $107.2 million will expire between 2028 and 2032. The U.S. state and local net operating loss carry forward of $107.1 million will expire between 2017 and 2032. The 2011 deferred income tax asset for net operating loss carry forwards of $22.6 million relates to pre-tax losses incurred in the Netherlands of $14.3 million, in Portugal of $11.0 million, in China of $6.7 million, and in the U.S. of $38.6 million for federal and $73.2 million for state and local jurisdictions.

One of our legal entities in China had a tax holiday which expired effective December 31, 2012. In 2012, we recognized a benefit of $0.5 million from the tax holiday. In 2011 and 2010, we recognized no benefit due to net operating losses incurred and a full valuation allowance in place.

The 2012 deferred tax credits of $9.8 million consist of $2.0 million U.S. federal tax credits and $7.8 million non-U.S. credits. The U.S. federal tax credits consist of foreign tax credits, general business research and development credits, and alternative minimum tax credits. The non-U.S. credit of $7.8 million, which is related to withholding tax on inter-company debt in the Netherlands, can be carried forward indefinitely. The 2011 deferred tax credits of $9.0 million consist of $1.8 million U.S. federal tax credits and $7.2 million non-U.S. credits.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized on a quarterly basis or whenever events indicate that a review is required.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those temporary differences reverse. As a result, we consider the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset as well as all other positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused and whether there was an unusual, infrequent, or extraordinary item to be considered. We currently have valuation allowances in place on our deferred income tax assets in the U.S., Portugal and the Netherlands. We intend to maintain these allowances until it is more likely than not that those deferred income tax assets will be realized. During 2012, the valuation allowances against our deferred tax assets in China were released due to positive three-year cumulative earnings and forecasted future earnings.

The valuation allowance activity for the years ended December 31 is as follows:

Year ended December 31, (dollars in thousands)	2012	2011	2010
Beginning balance	$76,452	$72,327	$98,989
Charge (benefit) to provision for income taxes	(1,805)	(2,313)	(22,830)
Charge (benefit) to other comprehensive income	2,982	6,438	(3,832)
Ending balance	$77,629	$76,452	$72,327

The valuation allowance increased $1.2 million in 2012 from $76.5 million at December 31, 2011 to $77.6 million at December 31, 2012. The 2012 increase of $1.2 million is attributable to the 2012 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward partially offset by the release of the Chinese valuation allowance. The 2012 valuation allowance of $77.6 million consists of $68.8 million related to U.S. entities and $8.8 million related to non-U.S. entities. The valuation allowance increased $4.1 million in 2011 from $72.3 million at December 31, 2010 to $76.5 million at December 31, 2011. The 2011 decrease in valuation allowance was attributable to the 2011 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward.

Reconciliation from the statutory U.S. federal income tax rate to the consolidated effective income tax rate was as follows:

Year ended December 31, (dollars in thousands)	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	(43.5)	(14.6)	(3.2)
U.S. state and local income taxes, net of related U.S. federal income taxes	(0.4)	0.3	0.3
U.S. federal credits	(0.9)	(0.3)	0.8
Permanent adjustments	60.6	(18.6)	6.9
Foreign withholding taxes	12.0	6.7	0.4
Valuation allowance	(10.6)	3.7	(25.4)
Other	(7.2)	(5.7)	(0.6)
Consolidated effective income tax rate	45.0%	6.5%	14.2%

Income tax payments consisted of the following:

Year ended December 31, (dollars in thousands)	2012	2011	2010
Total income tax payments, net of refunds	$4,399	$15,124	$11,250
Less: credits or offsets	997	4,894	2,420
Cash paid, net	$3,402	$10,230	$8,830

There were no accumulated undistributed earnings from non-U.S. subsidiaries in 2012 or 2011. We intend to reinvest any future undistributed earnings indefinitely into non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.

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

A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in thousands)	2012	2011	2010
Beginning balance	$1,266	$1,129	$1,029
Additions based on tax positions related to the current year	—	—	48
Reductions for tax positions of prior years	—	—	(34)
Changes due to lapse of statute of limitations	230	137	86
Ending balance	$1,496	$1,266	$1,129

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. Other disclosures relating to unrecognized tax benefits are as follows:

December 31, (dollars in thousands)	2012	2011	2010
Impact on the effective tax rate, if unrecognized tax benefits were recognized	$1,382	$1,152
Interest and penalties, net of tax, accrued in the Consolidated Balance Sheets	$662	$1,415
Interest and penalties expense (benefit) recognized in the Consolidated Statements of Operations	$(753)	$(288)	$(271)

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

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2012, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2009	–	2012
China	2009	–	2012
Mexico	2007	–	2012
Netherlands	2011	–	2012
Portugal	2008	–	2012
United States	2009	–	2012

9.	Pension
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and service for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we are ceasing annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries in the Netherlands and Mexico. The plan in Mexico is not funded.

Effect on Operations
The components of our net pension expense, including the SERP, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost (benefits earned during the period)	$5,957	$5,491	$5,341	$1,749	$1,553	$1,603	$7,706	$7,044	$6,944
Interest cost on projected benefit obligation	15,398	16,057	15,896	4,954	4,981	4,557	20,352	21,038	20,453
Expected return on plan assets	(18,514)	(17,173)	(16,683)	(2,382)	(2,299)	(2,463)	(20,896)	(19,472)	(19,146)
Amortization of unrecognized:
Prior service cost	2,050	2,163	2,328	159	172	2	2,209	2,335	2,330
Actuarial loss	6,429	4,661	3,621	533	493	417	6,962	5,154	4,038
Transition obligations	—	—	—	102	125	122	102	125	122
Settlement charge	3,931	—	—	200	58	47	4,131	58	47
Curtailment charge	375	—	—	—	—	—	375	—	—
Pension expense	$15,626	$11,199	$10,503	$5,315	$5,083	$4,285	$20,941	$16,282	$14,788

In 2012, we incurred pension settlement charges of $4.1 million. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.

In 2012, we incurred curtailment charges of $0.4 million as a result of the third quarter announcement that, as of January 1, 2013, we are ceasing annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. As a result, these plans were remeasured as of July 31, 2012. At that time the discount rate was reduced from 5.00 percent to 3.87 percent. In May 2012, we used a portion of the proceeds of our debt refinancing to contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA. During the second quarter of 2012, the pension expense calculation was not adjusted as a result of this discretionary contribution as it was not contemplated in the assumption set used for the expense determination for the year. As a result of the U.S. salaried plan re-measurement on July 31, 2012, the portion of this contribution related to this plan did affect the pension expense calculation.

Actuarial Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2012			2011			2012			2011
Discount rate	3.98%	to	4.22%	5.00%	to	5.22%	3.70%	to	7.00%	5.80%	to	8.25%
Rate of compensation increase	—%	to	—%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2012			2011			2010			2012			2011			2010
Discount rate	3.87%	to	5.22%	5.50%	to	5.76%	5.62%	to	5.96%	5.80%	to	8.25%	5.40%	to	8.25%	5.50%	to	8.50%
Expected long-term rate of return on plan assets	7.75%			8.00%			8.00%			5.10%			4.80%			5.75%
Rate of compensation increase	2.25%	to	4.50%	2.25%	to	4.50%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%

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

Future benefits are assumed to increase in a manner consistent with past experience of the plans except for the Libbey U.S. Salaried Pension Plan and SERP as discussed above, which, to the extent benefits are based on compensation, includes assumed compensation increases as presented above. Amortization included in net pension expense is based on the average remaining service of employees.

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

Considering 2012 results, the disclosure below provides a sensitivity analysis of the impact that changes in the significant assumptions would have on 2012 and 2013 pension expense:

Assumption (dollars in thousands)		Estimated Effect on Annual Expense
	Percentage Point Change	2012	2013
Discount rate	1.0%	$4,000	$4,100
Long-term rate of return on assets	1.0%	$2,400	$3,400

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$315,689	$289,725	$68,990	$73,328	$384,679	$363,053
Service Cost	5,957	5,491	1,749	1,553	7,706	7,044
Interest cost	15,398	16,057	4,954	4,981	20,352	21,038
Exchange rate fluctuations	—	—	3,727	(5,044)	3,727	(5,044)
Actuarial (gain) loss	34,426	18,499	20,223	(2,499)	54,649	16,000
Plan participants' contributions	—	—	1,087	1,184	1,087	1,184
Plan amendments	—	—	—	(499)	—	(499)
Curtailment charge	(5,711)	—	—	—	(5,711)	—
Settlement charge	(275)	—	—	—	(275)	—
Benefits paid	(27,351)	(14,083)	(5,271)	(4,014)	(32,622)	(18,097)
Projected benefit obligation, end of year	$338,133	$315,689	$95,459	$68,990	$433,592	$384,679
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$221,025	$206,087	$53,004	$51,882	$274,029	$257,969
Actual return on plan assets	30,348	7,041	5,922	358	36,270	7,399
Exchange rate fluctuations	—	—	1,323	(1,361)	1,323	(1,361)
Employer contributions	92,804	21,980	9,375	4,955	102,179	26,935
Plan participants' contributions	—	—	1,087	1,184	1,087	1,184
Settlements paid	(12,552)	—	(692)	(728)	(13,244)	(728)
Benefits paid	(14,799)	(14,083)	(4,579)	(3,286)	(19,378)	(17,369)
Fair value of plan assets, end of year	$316,826	$221,025	$65,440	$53,004	$382,266	$274,029

Funded ratio	93.7%	70.0%	68.6%	76.8%	88.2%	71.2%
Funded status and net accrued pension benefit cost	$(21,307)	$(94,664)	$(30,019)	$(15,986)	$(51,326)	$(110,650)

The current portion of the pension liability reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis. The net accrued pension benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2012	2011
Non-current asset	$10,196	$17,485
Current liability	(613)	(5,990)
Long-term liability	(60,909)	(122,145)
Net accrued pension liability	$(51,326)	$(110,650)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2012 and 2011, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Net actuarial loss	$117,573	$111,328	$23,576	$6,721	$141,149	$118,049
Prior service cost	3,148	5,572	1,194	1,325	4,342	6,897
Transition obligation	—	—	143	229	143	229
Total cost	$120,721	$116,900	$24,913	$8,275	$145,634	$125,175

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2012, that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$8,346	$902	$9,248
Prior service cost	1,172	163	1,335
Transition obligation	—	82	82
Total cost	$9,518	$1,147	$10,665

Estimated contributions for 2013, as well as, contributions made in 2012 and 2011 to the pension plans are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Estimated contributions in 2013	$74	$3,329	$3,403
Contributions made in 2012	$92,804	$9,375	$102,179
Contributions made in 2011	$21,980	$4,955	$26,935

It is difficult to estimate future cash contributions to the pension plans, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. It is possible that greater cash contributions may be required in 2013 than the amounts in the above table. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2013	$19,131	$3,780	$22,911
2014	$19,488	$2,617	$22,105
2015	$20,091	$2,931	$23,022
2016	$20,408	$3,458	$23,866
2017	$20,739	$3,909	$24,648
2018-2022	$110,430	$23,945	$134,375

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011 were as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$338,133	$315,689	$43,190	$33,471	$381,323	$349,160
Accumulated benefit obligation	$338,133	$310,920	$38,387	$29,424	$376,520	$340,344
Fair value of plan assets	$316,826	$221,025	$2,974	$—	$319,800	$221,025

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2012 and 2011 and the target allocation for 2013, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
U.S. Plans Asset Category	2013	2012	2011
Equity securities	45%	44%	47%
Debt securities	35%	37%	33%
Real estate	5%	5%	5%
Other	15%	14%	15%
Total	100%	100%	100%
The asset allocation for our Libbey Holland pension plan at the end of 2012 and 2011 and the target allocation for 2013, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
Non-U.S. Plan Asset Category	2013	2012	2011
Equity securities	18%	17%	19%
Debt securities	68%	68%	64%
Real estate	9%	10%	11%
Other	5%	5%	6%
Total	100%	100%	100%

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

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, our pension plan assets at fair value (see note 15 for further discussion of the fair value hierarchy) as of December 31, 2012 and 2011:

December 31, 2012 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$781	$—	$781
Real estate	—	15,613	6,305	21,918
Equity securities	—	149,902	—	149,902
Debt securities	—	162,114	—	162,114
Hedge funds	—	—	47,551	47,551
Total	$—	$328,410	$53,856	$382,266

December 31, 2011 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$3,550	$—	$3,550
Real estate	—	11,163	5,982	17,145
Equity securities	—	113,400	—	113,400
Debt securities	—	106,955	—	106,955
Hedge funds	—	—	32,979	32,979
Total	$—	$235,068	$38,961	$274,029

The change in fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2012 and 2011. The following is a reconciliation for which Level three inputs were used in determining fair value:

Year ended December 31, (dollars in thousands)	2012	2011
Assets classified as Level 3 at the beginning of the year	$38,961	$35,989
Change in unrealized appreciation (depreciation)	2,743	(1,621)
Net purchases	12,152	4,593
Assets classified as Level 3 at the end of the year	$53,856	$38,961

10.	Nonpension Postretirement Benefits

We provide certain retiree health care and life insurance benefits covering our U.S. and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Effective January 1, 2013, we are ending our existing healthcare benefit for salaried retirees age 65 and older and will instead provide a Retiree Health Reimbursement Arrangement (RHRA) that supports retirees in purchasing a Medicare plan that meets their needs. Also effective January 1, 2013, we are reducing the maximum life insurance benefit for salaried retirees to $10,000. Benefits for most hourly retirees are determined by collective bargaining. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey. The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost (benefits earned during the period)	$1,470	$1,359	$1,360	$2	$2	$1	$1,472	$1,361	$1,361
Interest cost on projected benefit obligation	3,426	3,632	3,617	104	122	124	3,530	3,754	3,741
Amortization of unrecognized:
Prior service cost	422	422	290	—	—	—	422	422	290
Loss (gain)	916	1,107	1,028	(1)	(17)	(29)	915	1,090	999
Nonpension postretirement benefit expense	$6,234	$6,520	$6,295	$105	$107	$96	$6,339	$6,627	$6,391

Actuarial Assumptions

The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Discount rate	3.85%	4.91%	3.71%	3.97%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.91%	5.34%	5.54%	3.97%	4.86%	5.42%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Initial health care trend	7.00%	7.25%	7.00%	7.25%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	8	9	8	9

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

Sensitivity to changes in key assumptions is as follows:

•	A 1.0 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•A 1.0 percent change in the discount rate would change the nonpension postretirement expense by $0.4 million.

Accumulated Postretirement Benefit Obligation
The components of our nonpension postretirement benefit obligation are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$70,541	$70,181	$2,676	$2,573	$73,217	$72,754
Service Cost	1,470	1,359	2	2	1,472	1,361
Interest cost	3,426	3,632	104	122	3,530	3,754
Plan participants' contributions	1,307	1,419	—	—	1,307	1,419
ERRP to be used to reduce retiree contribution	76	25	—	—	76	25
Plan amendments	(2,672)	—	—	—	(2,672)	—
Actuarial (gain) loss	3,682	(1,555)	(28)	149	3,654	(1,406)
Exchange rate fluctuations	—	—	61	(53)	61	(53)
Benefits paid	(4,307)	(4,520)	(131)	(117)	(4,438)	(4,637)
Benefit obligation, end of year	$73,523	$70,541	$2,684	$2,676	$76,207	$73,217

Funded status and accrued benefit cost	$(73,523)	$(70,541)	$(2,684)	$(2,676)	$(76,207)	$(73,217)

The net accrued postretirement benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2012	2011
Current liability	$4,739	$4,721
Long-term liability	71,468	68,496
Total accrued postretirement benefit liability	$76,207	$73,217

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2012 and 2011, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2012	2011	2012	2011	2012	2011
Net actuarial loss (gain)	$20,087	$17,254	$(316)	$(284)	$19,771	$16,970
Prior service cost	(904)	2,190	—	—	(904)	2,190
Total cost (credit)	$19,183	$19,444	$(316)	$(284)	$18,867	$19,160

The pre-tax amounts in accumulated other comprehensive loss of December 31, 2012, that are expected to be recognized as a credit to net periodic benefit cost during 2013 are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss (gain)	$1,155	$(4)	$1,151
Prior service cost	140	—	140
Total cost (credit)	$1,295	$(4)	$1,291

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2013	$4,527	$212	$4,739
2014	$4,930	$215	$5,145
2015	$5,175	$214	$5,389
2016	$5,395	$212	$5,607
2017	$5,628	$210	$5,838
2018-2022	$26,485	$934	$27,419

11.	Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31, (dollars in thousands, except earnings per share)	2012	2011	2010
Numerator for earnings per share:
Net income that is available to common shareholders	$6,966	$23,641	$70,086

Denominator for basic earnings per share:
Weighted average shares outstanding	20,875,959	20,169,638	17,668,214
Effect of stock options and restricted stock units	439,252	492,557	501,395
Effect of warrants	—	145,882	1,787,472
Total effect of dilutive securities	439,252	638,439	2,288,867

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	21,315,211	20,808,077	19,957,081

Basic earnings per share	$0.33	$1.17	$3.97

Diluted earnings per share	$0.33	$1.14	$3.51

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

We have a stock-based employee compensation plan. We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation” and FASB ASC Topic 505-50, “Equity - Equity Based Payment to Non-Employees”, which requires the measurement and recognition of compensation expense for all share-based awards to our employees and directors. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. FASB ASC 718 and FASB ASC 505-50 apply to all of our outstanding unvested share-based payment awards.

Equity Participation Plan Program Description

We have an equity participation plan, the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan, which we refer to as the Omnibus Plan. Up to a total of 2,960,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the Omnibus Plan. Under the Omnibus Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2012, there were grants of 163,042 stock options, 215,180 restricted stock units and 3,000 stock appreciation rights. During 2011, there were grants of 168,939 stock options, 165,253 restricted stock units and 2,500 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2012, is four years. These instruments do not participate in dividends. All grants of equity-based compensation are amortized over the vesting period in accordance FASB ASC 718 expense attribution methodology. The impact of applying the provisions of FASB ASC 718 is a pre-tax compensation expense of $3.3 million, $5.0 million and $3.5 million in selling, general and administrative expenses in the Consolidated Statements of Operations for 2012, 2011 and 2010, respectively. The third quarter of 2011 included non-cash compensation charges of $1.7 million related to accelerated vesting of previously issued equity compensation.

Non-Qualified Stock Option Information

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option-pricing model was used to estimate the grant-date fair value. The following table summarizes non-qualified stock option disclosures for 2012, 2011 and 2010:

Year ended December 31, (dollars in thousands, except options and assumptions)	2012	2011	2010
Stock options granted	163,042	168,939	220,007
Stock option compensation expense included in the Consolidated Statements of Operations	$1,443	$2,189	$988
Weighted-average grant-date fair value of options granted using the Black-Scholes model	$9.33	$12.58	$8.33
Weighted average assumptions for stock option grants:
Risk-free interest	1.08%	2.74%	2.86%
Expected term	6.3 years	6.3 years	6.3 years
Expected volatility	77.94%	88.15%	87.21%
Dividend yield	0.00%	0.00%	0.00%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

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

•
Prior to June 2012, the expected volatility was developed based on historic stock prices commensurate with the expected term of the option. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years. As a result of our May debt refinancing, we changed our method for determining expected volatility. Expected volatility is calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group was used due to the Company having a period of history when we were more highly leveraged which is not relevant in evaluating expected volatility. The peer group was established using the criteria of similar industry, size, leverage and length of history. The impact of this change was immaterial.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

Information with respect to our stock option activity for 2012, 2011 and 2010 is as follows:

Options	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at January 1, 2010	1,644,167	$17.18	6	$2,258
Granted	220,007	$11.10
Exercised	(9,279)	$14.50		$84
Canceled	(139,961)	$28.05
Outstanding balance at December 31, 2010	1,714,934	$15.58	6	$6,710
Granted	168,939	$16.72
Exercised	(69,327)	$6.95		$681
Canceled	(188,840)	$27.90
Outstanding balance at December 31, 2011	1,625,706	$14.63	4	$3,957
Granted	163,042	$13.96
Exercised	(223,382)	$5.52		$2,694
Canceled	(253,732)	$22.75
Outstanding balance at December 31, 2012	1,311,634	$14.47	4	$7,651
Exercisable at December 31, 2012	964,043	$15.06		$5,391
Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. FASB ASC Topic 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $19.35 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The number of outstanding options exercisable and weighted average exercise price is as follows:

December 31,	2012	2011	2010
Outstanding options exercisable	964,043	1,202,949	1,164,814
Weighted average exercise price	$15.06	$16.14	$19.48

As of December 31, 2012, $1.4 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next 2.6 years on a weighted-average basis. The total fair value of shares vested during 2012 is $1.2 million. Shares issued for exercised options are issued from newly issued stock.

The following table summarizes our nonvested stock option activity for 2012, 2011 and 2010:

	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2010	573,369	$3.74
Granted	220,007	$8.33
Vested	(221,065)	$5.57
Forfeited	(22,191)	$4.26
Nonvested at December 31, 2010	550,120	$4.81
Granted	168,939	$12.58
Vested	(283,185)	$6.87
Forfeited	(13,117)	$7.02
Nonvested at December 31, 2011	422,757	$7.53
Granted	163,042	$9.33
Vested	(202,115)	$5.76
Forfeited	(36,093)	$10.40
Nonvested at December 31, 2012	347,591	$9.11

Performance Share Information

Under the Omnibus Plan, prior to 2009, we granted select executives and key employees performance shares. The number of performance shares granted to an executive was determined by dividing the value to be transferred to the executive, expressed in U.S. dollars and determined as a percentage of the executive's long-term incentive target (which in turn is a percentage of the executive's base salary on January 1 of the year in which the performance shares are granted), by the average closing price of Libbey Inc. common stock over a period of consecutive trading days ending on the date of the grant. Beginning in 2009, awards under this portion of the Incentive Plan were changed to cash awards. In 2010, participants earned performance shares that were granted in 2008 with respect to a 3-year performance cycle that began on January 1, 2008.

The performance shares are settled by issuance to the executive of one share of Libbey Inc. common stock for each performance share earned. Performance shares are earned only if and to the extent we achieve certain company-wide performance goals over performance cycles of between 1 and 3 years. Shares issued for performance share awards are issued from treasury stock and newly issued stock.

A summary of the activity for performance shares under the Omnibus Plan for 2012, 2011 and 2010 is presented below:

Year ended December 31, (dollars in thousands, except share amounts)	2012	2011	2010
Beginning share balance	—	123,826	171,861
Granted	—	—	—
Issued	—	(61,658)	(48,035)
Canceled	—	(62,168)	—
Ending share balance	—	—	123,826

Performance share compensation (income) expense	$—	$(129)	$481

Stock and Restricted Stock Unit Information

Under the Omnibus Plan, we grant non-employee members of our Board of Directors shares of unrestricted stock. The shares granted to Directors are immediately vested and all compensation expense is recognized in our Consolidated Statements of Operations in the year the grants are made. In addition, we grant restricted stock units to select executives, and we grant shares of restricted stock to key employees. The restricted stock units granted to select executives vest over four years. The restricted stock units granted to key employees generally vest on the first anniversary of the grant date.

A summary of the activity for restricted stock units under the Omnibus Plan for 2012, 2011 and 2010 is presented below:

Year ended December 31, (dollars in thousands, except share amounts)	2012	2011	2010
Beginning nonvested balance	245,359	404,415	292,728
Granted	215,180	165,253	226,667
Vested	(152,340)	(301,308)	(111,480)
Forfeited	(45,018)	(23,001)	(3,500)
Ending nonvested balance	263,181	245,359	404,415

Weighted-average grant-date fair value per restricted stock unit	$13.99	$16.44	$13.85

Compensation expense	$1,878	$2,956	$2,027

As of December 31, 2012, there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.9 years. Shares issued for restricted stock unit awards are issued from treasury stock or newly issued shares.

Employee 401(k) Plan Retirement Fund and Non-Qualified Deferred Executive Compensation Plans

We sponsor the Libbey Inc. salary and hourly 401(k) plans (the Plan) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary on a pre-tax basis, up to the annual IRS limits. Through December 31, 2012, we matched 100 percent on the first 1 percent and matched 50 percent on the next five percent of pretax contributions to a maximum of 3.5 percent of compensation. Effective January 1, 2013, we will match 100 percent on the first 6 percent of eligible compensation. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. Therefore, the maximum matching contribution that we may allocate to each participant's account did not exceed $8,750 for the Salary Plan or $7,500 for the Hourly Plan for the 2012 calendar year due to the $250,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions are made in cash and vest immediately.

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

Our matching contributions to all Plans totaled $2.3 million, $2.4 million and $2.4 million in 2012, 2011 and 2010, respectively.

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$298	Derivative asset	$3,606
Total designated		298		3,606
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	41	Prepaid and other current assets	107
Total undesignated		41		107
Total		$339		$3,713
	Liability Derivatives:
(dollars in thousands)	December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$420	Derivative liability - current	$3,390
Natural gas contracts		—	Other long-term liabilities	298
Total designated		420		3,688
Total		$420		$3,688

Interest Rate Swaps as Fair Value Hedges

In 2010, we entered into an interest rate swap agreement (Old Rate Agreement) with a notional amount of $100.0 million that was to mature in 2015. In August 2010, $10.0 million of the swap was called for a premium of $0.3 million. In August 2011, an additional $10.0 million of the swap was called for a premium of $0.3 million. Until April 18, 2012, the notional amount of the Old Rate Agreement was $80.0 million. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the Old Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Consolidated Statements of Operations.

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

The following table provides a summary of the gain (loss) recognized in the Consolidated Statements of Operations:

Year ended December 31, (dollars in thousands)	2012	2011	2010
Interest rate swap	$147	$1,070	$2,536
Related long-term debt	3,635	(777)	(3,266)
Net impact	$3,782	$293	$(730)

The gain or loss on the hedged long-term debt netted with the offsetting loss or gain on the related interest rate swap was recorded on the Consolidated Statements of Operations as follows:

Year ended December 31, (dollars in thousands)	2012	2011	2010
Loss on redemption of debt	$3,502	$—	$—
Other income (expense)	280	293	(730)
Net impact	$3,782	$293	$(730)

Commodity Future Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of December 31, 2012, we had commodity contracts for 2,400,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2011, we had commodity contracts for 3,070,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at December 31, 2012. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Consolidated Statement of Operations. We paid additional cash of $4.7 million, $4.7 million and $8.6 million in the years ended December 31, 2012, 2011 and 2010, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.4 million of expense in our Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

Year ended December 31, (dollars in thousands)	2012	2011	2010
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(1,439)	$(5,263)	$(6,362)
Total	$(1,439)	$(5,263)	$(6,362)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations:

Year ended December 31, (dollars in thousands)	Location:	2012	2011	2010
Natural gas contracts	Cost of sales	$(4,707)	$(4,639)	$(8,962)
Total impact on net income (loss)		$(4,707)	$(4,639)	$(8,962)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. During 2010, we entered into a series of foreign currency contracts to sell Canadian dollars. As of December 31, 2012 and December 31, 2011, we had contracts for C$14.8 million and C$3.9 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

Year ended December 31, (dollars in thousands)	Location:	2012	2011	2010
Currency contracts	Other income (expense)	$(24)	$257	$(150)
Total		$(24)	$257	$(150)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the New Rate Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of December 31, 2012, by Standard and Poor’s.

14.	Comprehensive Income (Loss)
Accumulated other comprehensive loss, net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2010	$(2,661)	$(1,121)	$(107,164)	$(110,946)
2011 change	(1,344)	(624)	(15,026)	(16,994)
Tax effect	—	(625)	193	(432)
Balance on December 31, 2011	(4,005)	(2,370)	(121,997)	(128,372)
2012 change	2,364	3,268	(20,165)	(14,533)
Tax effect	—	(409)	2,274	1,865
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Components of the change in accumulated other comprehensive loss related to the pension and other postretirement benefits are as follows:

Year ended December 31, (dollars in thousands)	2012	2011
Actuarial loss	$(36,928)	$(25,367)
Amortization of actuarial loss	11,808	6,303
Prior service credit	2,672	499
Amortization of prior service cost	3,006	2,757
Amortization of transition obligation	102	124
Currency impact	(749)	—
Other	(76)	658
Total change	$(20,165)	$(15,026)

15.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability (dollars in thousands)	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(420)	$—	$(420)	$—	$(3,688)	$—	$(3,688)
Currency contracts	—	41	—	41	—	107	—	107
Interest rate agreements	—	298	—	298	—	3,606	—	3,606
Net derivative asset (liability)	$—	$(81)	$—	$(81)	$—	$25	$—	$25

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

The total derivative position is recorded on the Consolidated Balance Sheets as follows:

Asset / (Liability (dollars in thousands)	December 31, 2012	December 31, 2011
Prepaid and other current assets	$41	$107
Derivative asset	298	3,606
Derivative liability	(420)	(3,390)
Other long-term liabilities	—	(298)
Net derivative asset (liability)	$(81)	$25

16.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $18.6 million, $18.6 million and $18.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum rentals under operating leases are as follows (dollars in thousands):

2013	2014	2015	2016	2017	2018 and thereafter
$16,624	$13,285	$9,450	$8,212	$8,168	$40,757

17.	Other Income (Expense)
Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

Year ended December 31, (dollars in thousands)	2012	2011	2010
Gain on sale of land at Libbey Holland	$—	$3,445	$—
Gain on sale of Traex assets (1)	—	3,418	—
Gain (loss) on currency translation	(780)	(263)	137
Hedge ineffectiveness	265	284	(855)
Other non-operating income (expense)	703	1,147	444
Other income (expense)	$188	$8,031	$(274)
___________________

(1)	On April 28, 2011, we sold substantially all of the assets of Traex to the Vollrath Company for $12.5 million, resulting in a gain of $3.4 million.

18.	Contingencies
We are currently undergoing an unclaimed property audit that is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. We may have obligations associated with unclaimed property in an estimated amount of approximately $2.7 million as of December 31, 2012 and 2011. While we have recorded this estimate as expense of $1.8 million and $0.9 million in cost of sales and selling, general and administrative expenses, respectively, on the Consolidated Statement of Operations for the year ended December 31, 2011, it is too early to determine the ultimate outcome of these audits and, as a result, our actual obligations may be less than or greater than the amount we have recorded. At this time, we believe that the impact of these adjustments is not material to our results of operations.

19.	Segments and Geographic Information

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

Year ended December 31, (dollars in thousands)	2012	2011	2010
Net Sales:
Glass Operations	$753,006	$746,581	$717,576
Other Operations	72,965	71,183	82,783
Eliminations	(684)	(708)	(565)
Consolidated	$825,287	$817,056	$799,794

Segment EBIT:
Glass Operations	$118,470	$96,716	$94,745
Other Operations	14,047	11,974	14,902
Total Segment EBIT	$132,517	$108,690	$109,647

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$132,517	$108,690	$109,647
Retained corporate costs	(41,584)	(37,789)	(35,804)
Gain (loss) on redemption of debt (note 6)	(31,075)	(2,803)	58,292
Severance	(5,150)	(1,105)	—
Pension curtailment and settlement charge	(4,306)	—	—
Gain on sale of Traex assets (note 17)	—	3,418	—
Gain on sale of land (1) (note 17)	—	3,445	—
Equipment write-down (note 5)	—	(817)	(2,696)
Equipment credit (note 5)	—	1,021	—
Restructuring charges (note 7)	—	84	(2,498)
CEO transition expenses	—	(2,722)	—
Abandoned property (note 18)	—	(2,719)	—
Insurance recovery	—	—	945
Equity offering fees on secondary stock offering	—	—	(1,047)
Interest expense	(37,727)	(43,419)	(45,171)
Income taxes	(5,709)	(1,643)	(11,582)
Net income	$6,966	$23,641	$70,086

Depreciation & Amortization:
Glass Operations	$40,184	$40,398	$39,038
Other Operations	40	265	715
Corporate	1,247	1,525	1,362
Consolidated	$41,471	$42,188	$41,115

Capital Expenditures:
Glass Operations	$31,676	$40,161	$26,079
Other Operations	—	28	239
Corporate	1,044	1,231	1,929
Consolidated	$32,720	$41,420	$28,247
___________________________________

(1)	Net gain on the sale of land at our Libbey Holland facility.

December 31, (dollars in thousands)	2012	2011
Segment Assets:
Glass Operations	$736,251	$736,377
Other Operations	34,402	32,638
Corporate	31,523	30,554
Consolidated	$802,176	$799,569

Net sales to customers and long-lived assets located in the U.S., Mexico, and Other regions for 2012, 2011 and 2010 are presented below. Intercompany sales to affiliates represent products that are transferred to those geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets and goodwill.

(dollars in thousands)	United States	Mexico	All Other	Eliminations	Consolidated
2012
Net sales:
Customers	$463,659	$119,234	$242,394		$825,287
Intercompany	56,420	12,387	20,930	$(89,737)	—
Total net sales	$520,079	$131,621	$263,324	$(89,737)	$825,287
Long-lived assets	$110,919	$202,437	$111,370	$—	$424,726

2011
Net sales:
Customers	$441,882	$122,308	$252,866		$817,056
Intercompany	55,281	13,964	24,470	$(93,715)	—
Total net sales	$497,163	$136,272	$277,336	$(93,715)	$817,056
Long-lived assets	$114,207	$199,577	$117,506	$—	$431,290

2010
Net sales:
Customers	$444,534	$121,282	$233,978		$799,794
Intercompany	55,432	10,846	16,085	$(82,363)	—
Total net sales	$499,966	$132,128	$250,063	$(82,363)	$799,794
Long-lived assets	$118,363	$197,604	$123,770	$—	$439,737

20.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Consolidated Financial Statements for the year ended December 31, 2012, 2011 and 2010.

At December 31, 2012, December 31, 2011 and December 31, 2010, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (dissolved in June of 2012 and known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year ended December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$421,630	$76,231	$397,811	$(70,385)	$825,287
Freight billed to customers	—	579	701	1,885	—	3,165
Total revenues	—	422,209	76,932	399,696	(70,385)	828,452
Cost of sales	—	320,175	55,787	327,690	(70,385)	633,267
Gross profit	—	102,034	21,145	72,006	—	195,185
Selling, general and administrative expenses	—	71,162	8,829	33,905	—	113,896
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	30,872	12,316	38,101	—	81,289
Other income (expense)	—	(30,796)	9	(100)	—	(30,887)
Earnings (loss) before interest and income taxes	—	76	12,325	38,001	—	50,402
Interest expense	—	29,430	—	8,297	—	37,727
Income (loss) before income taxes	—	(29,354)	12,325	29,704	—	12,675
Provision (benefit) for income taxes	—	(4,013)	5,185	4,537	—	5,709
Net income (loss)	—	(25,341)	7,140	25,167	—	6,966
Equity in net income (loss) of subsidiaries	6,966	32,307	—	—	(39,273)	—
Net income (loss)	$6,966	$6,966	$7,140	$25,167	$(39,273)	$6,966

Comprehensive income (loss)	$(5,702)	$(5,702)	$7,366	$14,155	$(15,819)	$(5,702)

	Year ended December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$408,561	$74,260	$404,567	$(70,332)	$817,056
Freight billed to customers	—	630	929	837	—	2,396
Total revenues	—	409,191	75,189	405,404	(70,332)	819,452
Cost of sales	—	336,027	55,455	329,563	(70,332)	650,713
Gross profit	—	73,164	19,734	75,841	—	168,739
Selling, general and administrative expenses	—	60,211	7,816	37,518	—	105,545
Special charges	—	(332)	51	—	—	(281)
Income (loss) from operations	—	13,285	11,867	38,323	—	63,475
Other income (expense)	—	(2,560)	3,457	4,331	—	5,228
Earnings (loss) before interest and income taxes	—	10,725	15,324	42,654	—	68,703
Interest expense	—	32,711	—	10,708	—	43,419
Income (loss) before income taxes	—	(21,986)	15,324	31,946	—	25,284
Provision (benefit) for income taxes	—	(3,811)	4,016	1,438	—	1,643
Net income (loss)	—	(18,175)	11,308	30,508	—	23,641
Equity in net income (loss) of subsidiaries	23,641	41,816	—	—	(65,457)	—
Net income (loss)	$23,641	$23,641	$11,308	$30,508	$(65,457)	$23,641

Comprehensive income (loss)	$6,215	$6,215	$8,756	$30,971	$(45,942)	$6,215

Libbey Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year ended December 31, 2010
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$400,565	$85,996	$380,912	$(67,679)	$799,794
Freight billed to customers	—	622	883	285	—	1,790
Total revenues	—	401,187	86,879	381,197	(67,679)	801,584
Cost of sales	—	329,865	62,827	308,558	(67,679)	633,571
Gross profit	—	71,322	24,052	72,639	—	168,013
Selling, general and administrative expenses	—	55,245	9,077	33,068	—	97,390
Special charges	—	765	1,037	—	—	1,802
Income (loss) from operations	—	15,312	13,938	39,571	—	68,821
Other income (expense)	—	57,315	(133)	836	—	58,018
Earnings (loss) before interest and income taxes	—	72,627	13,805	40,407	—	126,839
Interest expense	—	39,717	(5)	5,459	—	45,171
Income (loss) before income taxes	—	32,910	13,810	34,948	—	81,668
Provision (benefit) for income taxes	—	(4,057)	4,034	11,605	—	11,582
Net income (loss)	—	36,967	9,776	23,343	—	70,086
Equity in net income (loss) of subsidiaries	70,086	33,119	—	—	(103,205)	—
Net income (loss)	$70,086	$70,086	$9,776	$23,343	$(103,205)	$70,086

Comprehensive income (loss)	$74,864	$74,864	$9,734	$17,341	$(101,939)	$74,864

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$43,558	$70	$23,580	$—	$67,208
Accounts receivable — net	—	33,987	3,560	43,303	—	80,850
Inventories — net	—	52,627	18,477	86,445	—	157,549
Other current assets	—	17,931	810	10,446	(16,190)	12,997
Total current assets	—	148,103	22,917	163,774	(16,190)	318,604
Other non-current assets	—	22,373	54	20,387	(4,190)	38,624
Investments in and advances to subsidiaries	24,476	384,414	194,316	(35,962)	(567,244)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	147,614	—	186,794
Total other assets	24,476	433,620	206,717	132,039	(571,434)	225,418
Property, plant and equipment — net	—	72,780	298	185,076	—	258,154
Total assets	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Accounts payable	$—	$15,339	$2,854	$47,519	$—	$65,712
Accrued and other current liabilities	—	63,674	20,194	27,857	(16,190)	95,535
Notes payable and long-term debt due within one year	—	221	—	4,362	—	4,583
Total current liabilities	—	79,234	23,048	79,738	(16,190)	165,830
Long-term debt	—	451,090	—	10,794	—	461,884
Other long-term liabilities	—	94,434	9,691	50,051	(4,190)	149,986
Total liabilities	—	624,758	32,739	140,583	(20,380)	777,700
Total shareholders’ equity (deficit)	24,476	29,745	197,193	340,306	(567,244)	24,476
Total liabilities and shareholders’ equity (deficit)	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$39,249	$155	$18,887	$—	$58,291
Accounts receivable — net	—	39,707	3,223	45,115	—	88,045
Inventories — net	—	48,077	17,009	80,773	—	145,859
Other current assets	—	16,913	2,614	10,506	(17,258)	12,775
Total current assets	—	143,946	23,001	155,281	(17,258)	304,970
Other non-current assets	—	21,609	8	24,749	(4,257)	42,109
Investments in and advances to subsidiaries	27,780	336,596	210,876	(10,116)	(565,136)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	148,592	—	187,772
Total other assets	27,780	385,038	223,231	163,225	(569,393)	229,881
Property, plant and equipment — net	—	75,951	416	188,351	—	264,718
Total assets	$27,780	$604,935	$246,648	$506,857	$(586,651)	$799,569

Accounts payable	$—	$14,290	$1,840	$42,629	$—	$58,759
Accrued and other current liabilities	—	67,953	20,860	32,676	(17,258)	104,231
Notes payable and long-term debt due within one year	—	227	—	3,965	—	4,192
Total current liabilities	—	82,470	22,700	79,270	(17,258)	167,182
Long-term debt	—	360,626	—	32,542	—	393,168
Other long-term liabilities	—	156,232	15,206	44,258	(4,257)	211,439
Total liabilities	—	599,328	37,906	156,070	(21,515)	771,789
Total shareholders’ equity (deficit)	27,780	5,607	208,742	350,787	(565,136)	27,780
Total liabilities and shareholders’ equity (deficit)	$27,780	$604,935	$246,648	$506,857	$(586,651)	$799,569

Libbey Inc.
Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6,966	$6,966	$7,140	$25,167	$(39,273)	$6,966
Depreciation and amortization	—	12,897	70	28,504	—	41,471
Other operating activities	(6,966)	(59,493)	(7,295)	(5,459)	39,273	(39,940)
Net cash provided by (used in) operating activities	—	(39,630)	(85)	48,212	—	8,497
Additions to property, plant & equipment	—	(10,104)	—	(22,616)	—	(32,720)
Other investing activities	—	97	—	550	—	647
Net cash (used in) investing activities	—	(10,007)	—	(22,066)	—	(32,073)
Net borrowings (repayments)	—	89,792	—	(21,674)	—	68,118
Other financing activities	—	(35,846)	—	—	—	(35,846)
Net cash provided by (used in) financing activities	—	53,946	—	(21,674)	—	32,272
Exchange effect on cash	—	—	—	221	—	221
Increase (decrease) in cash	—	4,309	(85)	4,693	—	8,917
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$43,558	$70	$23,580	$—	$67,208

	Year ended December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$23,641	$23,641	$11,308	$30,508	$(65,457)	$23,641
Depreciation and amortization	—	13,501	292	28,395	—	42,188
Other operating activities	(23,641)	(2,184)	(24,655)	(25,455)	65,457	(10,478)
Net cash provided by (used in) operating activities	—	34,958	(13,055)	33,448	—	55,351
Additions to property, plant & equipment	—	(18,098)	(61)	(23,261)	—	(41,420)
Other investing activities	—	33	12,978	4,689	—	17,700
Net cash (used in) investing activities	—	(18,065)	12,917	(18,572)	—	(23,720)
Net borrowings (repayments)	—	(40,196)	—	(13,547)	—	(53,743)
Other financing activities	—	4,275	—	—	—	4,275
Net cash provided by (used in) financing activities	—	(35,921)	—	(13,547)	—	(49,468)
Exchange effect on cash	—	—	—	(130)	—	(130)
Increase (decrease) in cash	—	(19,028)	(138)	1,199	—	(17,967)
Cash at beginning of period	—	58,277	293	17,688	—	76,258
Cash at end of period	$—	$39,249	$155	$18,887	$—	$58,291

Libbey Inc.
Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2010
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$70,086	$70,086	$9,776	$23,343	$(103,205)	$70,086
Depreciation and amortization	—	14,512	743	25,860	—	41,115
Other operating activities	(70,086)	(67,690)	(10,407)	(18,524)	103,205	(63,502)
Net cash provided by (used in) operating activities	—	16,908	112	30,679	—	47,699
Additions to property, plant & equipment	—	(8,515)	(238)	(19,494)	—	(28,247)
Other investing activities	—	—	—	—	—	—
Net cash (used in) investing activities	—	(8,515)	(238)	(19,494)	—	(28,247)
Net borrowings (repayments)	—	35,112	—	(10,210)	—	24,902
Other financing activities	—	(22,614)	—	—	—	(22,614)
Net cash provided by (used in) financing activities	—	12,498	—	(10,210)	—	2,288
Exchange effect on cash	—	—	—	(571)	—	(571)
Increase (decrease) in cash	—	20,891	(126)	404	—	21,169
Cash at beginning of period	—	37,386	419	17,284	—	55,089
Cash at end of period	$—	$58,277	$293	$17,688	$—	$76,258

21.	Subsequent Events

On February 21, 2013, we announced a tentative plan to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana manufacturing facility. In our announcement, we indicated that we would be discussing the tentative plan with the United Steelworkers (USW).
After discussions with the USW, we determined, on February 25, 2013, that our tentative plan would become final. As a result, on or before May 30, 2013, we will cease production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana manufacturing plant. We will discontinue the use of one furnace and, by September 30, 2013, relocate a portion of the production from the idled furnace to our Toledo, Ohio and Monterrey, Mexico locations. This decision is part of our previously-disclosed strategy to reduce costs in our North American operations.
In connection with this plan, we expect to incur a pre-tax charge in the range of approximately $8.0 million to $10.0 million, beginning in the first quarter of fiscal 2013. This estimate consists of: (i) up to $5.0 million in fixed asset impairment charges, (ii) up to $2.5 million in severance and other employee related costs and (iii) up to $2.5 million in production transfer expenses. We expect up to $5.0 million of the pre-tax charge to result in cash expenditures, most of which is expected to be paid in the second and third quarters of 2013.

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2012 and 2011:

(dollars in thousands, except per-share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$187,829	$181,015	$209,247	$214,013	$209,150	$207,246	$219,061	$214,782
Gross profit	$43,056	$36,146	$56,347	$49,836	$51,209	$44,884	$44,573	$37,873
Gross profit margin	22.9%	20.0%	26.9%	23.3%	24.5%	21.7%	20.3%	17.6%
Selling, general & administrative expenses	$28,126	$25,402	$27,378	$25,224	$26,887	$26,739	$31,505	$28,180
Special charges	$—	$51	$—	$(100)	$—	$(232)	$—	$—
Income from operations (IFO)	$14,930	$10,693	$28,969	$24,712	$24,322	$18,377	$13,068	$9,693
IFO margin	7.9%	5.9%	13.8%	11.5%	11.6%	8.9%	6.0%	4.5%
Earnings before interest and income taxes (EBIT)	$14,339	$10,896	$(1,679)	$27,776	$24,127	$20,614	$13,615	$9,417
EBIT margin	7.6%	6.0%	(0.8)%	13.0%	11.5%	9.9%	6.2%	4.4%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$24,875	$21,777	$8,609	$38,803	$34,200	$30,971	$24,189	$19,340
EBITDA margin	13.2%	12.0%	4.1%	18.1%	16.4%	14.9%	11.0%	9.0%
Net income (loss)	$641	$(1,001)	$(10,143)	$15,406	$14,861	$7,127	$1,607	$2,109
Net income (loss) margin	0.3%	(0.6)%	(4.8)%	7.2%	7.1%	3.4%	0.7%	1.0%
Diluted earnings (loss) per share	$0.03	$(0.05)	$(0.49)	$0.74	$0.70	$0.34	$0.07	$0.10
Accounts receivable - net	$86,862	$94,222	$87,650	$97,687	$93,962	$93,447	$80,850	$88,045
DSO	38.5	42.6	39.1	44.0	41.8	41.3	35.8	39.3
Inventories - net	$159,127	$165,081	$167,037	$168,197	$170,814	$171,217	$157,549	$145,859
DIO	70.5	74.6	74.4	75.8	75.9	75.7	69.7	65.2
Accounts payable	$54,285	$60,164	$54,065	$61,612	$46,650	$52,317	$65,712	$58,759
DPO	24.1	27.2	24.1	27.8	20.7	23.1	29.1	26.3
Working capital	$191,704	$199,139	$200,622	$204,272	$218,126	$212,347	$172,687	$175,145
DWC	84.9	90.0	89.4	92.1	97.0	93.9	76.4	78.2
Percent of net sales	23.3%	24.7%	24.5%	25.2%	26.6%	25.7%	20.9%	21.4%
Net cash provided by (used in) operating activities	$(19,098)	$(23,080)	$(52,421)	$29,914	$27,889	$(4,690)	$52,127	$53,207
Free Cash Flow	$(25,364)	$(26,984)	$(57,568)	$33,461	$22,608	$(12,526)	$36,748	$37,680
Total borrowings - net	$397,323	$412,071	$477,595	$412,502	$470,677	$406,274	$466,467	$397,360

The following table represents special items (see notes 5, 6, 7, 9, 17 and 18) included in the above quarterly data for the years ended December 31, 2012 and 2011:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(dollars in thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Special items included in:
Cost of sales	$—	$—	$—	$43	$2,342	$1,981	$913	$817
Selling, general & administrative expenses	—	—	—	(385)	1,444	2,983	4,757	1,316
Special charges	—	51	—	(100)	—	(232)	—	—
Loss on redemption of debt	—	2,803	31,075	—	—	—	—	—
Other (income) expense	—	(3,445)	—	(3,537)	—	81	—	(179)
Total pre-tax special items - (income) expense	$—	$(591)	$31,075	$(3,979)	$3,786	$4,813	$5,670	$1,954
Income tax	—	922	—	(922)	(26)	—	—	—
Special items - net of tax	$—	$331	$31,075	$(4,901)	$3,760	$4,813	$5,670	$1,954

Stock Market Information

Libbey Inc. common stock is listed for trading on the NYSE MKT under the symbol LBY. The price range for the Company's common stock as reported by the NYSE MKT exchange and dividends declared for our common stock were as follows:

	2012			2011
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$15.57	$12.35	$—	$18.42	$14.36	$—
Second Quarter	$15.54	$12.72	$—	$17.42	$14.01	$—
Third Quarter	$17.64	$13.40	$—	$16.82	$10.39	$—
Fourth Quarter	$19.94	$14.80	$—	$13.35	$9.47	$—

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to executive officers of Libbey is incorporated herein by reference to Item 1 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the members of our Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Corporate Governance-Who are the members of our Board of Directors?”, “- What is the role of the Board's committees?” and “- How does our Board select nominees for the Board?” in the Proxy Statement.

Libbey's Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey's principal executive officer and principal financial and accounting officer) and employees, as well as the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are posted on Libbey's website at www.libbey.com. Libbey's Code of Business Ethics and Conduct is also available to any shareholder who submits a request in writing addressed to Susan A. Kovach, Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. If Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial and accounting officer, Libbey intends to disclose the subsequent information on Libbey's website.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Certain Relationships and Related Transactions - What transactions involved directors or other related parties?” and “-How does our Board determine which directors are considered independent?” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters - Who are Libbey's auditors?” and “-What fees has Libbey paid to its auditors for Fiscal 2012 and 2011?” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Registered Public Accounting Firm.

Page
Reports of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets at December 31, 2012 and 2011	50

For the years ended December 31, 2012, 2011 and 2010:
Consolidated Statements of Operations	51
Consolidated Statements of Comprehensive Income (Loss)	52
Consolidated Statements of Shareholders' Equity (Deficit)	53
Consolidated Statements of Cash Flows	54

Notes to Consolidated Financial Statements	55

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2012, 2011 and 2010 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

Libbey Inc.

		by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
Date:	March 18, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature			Title

William A. Foley			Chairman of the Board of Directors

Peter C. McC. Howell			Director

Carol B. Moerdyk			Director

Terence P. Stewart			Director

Carlos V. Duno			Director

Deborah G. Miller			Director

John C. Orr			Director

Richard I. Reynolds			Director, Executive Vice President, Strategy Program Management

Stephanie A. Streeter			Director, Chief Executive Officer

		By:	/s/ Sherry L. Buck
Sherry L. Buck
Attorney-In-Fact

		Date:	March 18, 2013
/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date:	March 18, 2013

105

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2012, 2011, and 2010 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

106

Libbey Inc.

Schedule II -- Valuation and Qualifying Accounts (Consolidated)
Years ended December 31, 2012, 2011, and 2010

(dollars in thousands)	Allowance for Doubtful Accounts	Allowance for Slow Moving and Obsolete Inventory	Valuation Allowance for Deferred Tax Asset

Balance at December 31, 2009	$7,457	$4,528	$98,989
Charged to expense or other accounts	457	1,774	(26,662)
Deductions	(2,396)	(1,644)	—
Balance at December 31, 2010	5,518	4,658	72,327
Charged to expense or other accounts	367	392	4,125
Deductions	(578)	(242)	—
Balance at December 31, 2011	5,307	4,808	76,452
Charged to expense or other accounts	661	349	3,218
Deductions	(265)	(1,066)	(2,041)
Balance at December 31, 2012	$5,703	$4,091	$77,629

S-1

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Libbey Inc.’s Current Report on Form 8-K filed August 1, 2011, and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

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

10.22
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Kenneth A. Boerger, Daniel P. Ibele, Timothy T. Paige and Roberto B Rubio).

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

10.26	Executive Severance Compensation Policy dated as of August 1, 2012 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference).

12.1	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.'s Registration Statement on Form S-4; File No. 333-184215).

13.1	Selected Financial Information included in Registrant's 2012 Annual Report to Shareholders (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23	Consent of Ernst & Young LLP (filed herein).

24	Power of Attorney (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* - Furnished, not filed.