Form 10-Q
period 2013-03-31
LIBBEY INC
filed 2013-05-10
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Common Stock, $.01 par value 20,997,945 shares at April 30, 2013.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Net sales	$183,476	$187,829
Freight billed to customers	752	708
Total revenues	184,228	188,537
Cost of sales	141,996	145,481
Gross profit	42,232	43,056
Selling, general and administrative expenses	26,397	28,126
Special charges	4,314	—
Income from operations	11,521	14,930
Other income (expense)	(435)	(591)
Earnings before interest and income taxes	11,086	14,339
Interest expense	8,435	10,408
Income before income taxes	2,651	3,931
Provision for income taxes	662	3,290
Net income	$1,989	$641

Net income per share:
Basic	$0.09	$0.03
Diluted	$0.09	$0.03
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012

Net income	$1,989	$641

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	2,671	2,207
Change in fair value of derivative instruments, net of tax	1,045	(532)
Foreign currency translation adjustments	(2,925)	3,437
Other comprehensive income, net of tax	791	5,112

Comprehensive income	$2,780	$5,753
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$45,949	$67,208
Accounts receivable — net	86,264	80,850
Inventories — net	167,374	157,549
Prepaid and other current assets	16,834	12,997
Total current assets	316,421	318,604
Pension asset	10,176	10,196
Purchased intangible assets — net	19,828	20,222
Goodwill	167,496	166,572
Deferred income taxes	9,816	9,830
Derivative asset	—	298
Other assets	16,429	18,300
Total other assets	223,745	225,418
Property, plant and equipment — net	253,009	258,154
Total assets	$793,175	$802,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$57,259	$65,712
Salaries and wages	27,976	41,405
Accrued liabilities	53,865	42,863
Accrued income taxes	219	2,282
Pension liability (current portion)	660	613
Non-pension postretirement benefits (current portion)	4,739	4,739
Derivative liability	—	420
Deferred income taxes	3,217	3,213
Long-term debt due within one year	14,031	4,583
Total current liabilities	161,966	165,830
Long-term debt	452,122	461,884
Pension liability	62,389	60,909
Non-pension postretirement benefits	71,587	71,468
Deferred income taxes	7,477	7,537
Other long-term liabilities	9,423	10,072
Total liabilities	764,964	777,700

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 20,919,330 shares issued at March 31, 2013 (20,835,489 shares issued in 2012)	210	209
Capital in excess of par value	314,331	313,377
Retained deficit	(146,081)	(148,070)
Accumulated other comprehensive loss	(140,249)	(141,040)
Total shareholders’ equity	28,211	24,476
Total liabilities and shareholders’ equity	$793,175	$802,176

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	$1,989	$641
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,774	10,536
(Gain) loss on asset sales and disposals	2	(1)
Change in accounts receivable	(6,043)	1,604
Change in inventories	(10,635)	(12,166)
Change in accounts payable	(7,745)	(5,218)
Accrued interest and amortization of discounts and finance fees	8,131	(7,375)
Pension & non-pension postretirement benefits	3,700	(560)
Restructuring charges	4,314	—
Accrued liabilities & prepaid expenses	(15,792)	(9,336)
Income taxes	(1,626)	1,977
Share-based compensation expense	824	727
Other operating activities	(573)	73
Net cash used in operating activities	(12,680)	(19,098)

Investing activities:
Additions to property, plant and equipment	(8,882)	(6,446)
Proceeds from asset sales and other	4	180
Net cash used in investing activities	(8,878)	(6,266)

Financing activities:
Other repayments	(59)	(394)
Stock options exercised	537	28
Net cash provided by (used in) financing activities	478	(366)

Effect of exchange rate fluctuations on cash	(179)	257
Increase (decrease) in cash	(21,259)	(25,473)

Cash at beginning of period	67,208	58,291
Cash at end of period	$45,949	$32,818

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$288	$17,731
Cash paid during the period for income taxes	$1,884	$885

See accompanying notes

Libbey Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of the Business

Libbey is a leading global manufacturer and marketer of glass tableware products. We believe we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere, in addition to supplying to key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business markets. Our sales force presents our products to the global marketplace in a coordinated fashion. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands (Libbey Holland), Portugal (Libbey Portugal), China (Libbey China) and Mexico (Libbey Mexico). In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

See our Form 10-K for the year ended December 31, 2012 for a description of significant accounting policies not listed below.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Stock-based compensation expense	$824	$727

New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at March 31, 2013.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2013	December 31, 2012
Accounts receivable:
Trade receivables	$84,859	$79,624
Other receivables	1,405	1,226
Total accounts receivable, less allowances of $5,828 and $5,703	$86,264	$80,850

Inventories:
Finished goods	$149,650	$139,888
Work in process	1,271	1,188
Raw materials	4,525	4,828
Repair parts	10,537	10,283
Operating supplies	1,391	1,362
Total inventories, less allowances of $4,604 and $4,091	$167,374	$157,549

Prepaid and other current assets:
Value added tax	$6,280	$3,850
Prepaid expenses	5,401	5,036
Deferred income taxes	4,068	4,070
Derivative asset	1,085	41
Total prepaid and other current assets	$16,834	$12,997

Other assets:
Deposits	$1,298	$936
Finance fees — net of amortization	13,043	13,539
Other assets	2,088	3,825
Total other assets	$16,429	$18,300

Accrued liabilities:
Accrued incentives	$16,705	$17,783
Workers compensation	6,943	7,128
Medical liabilities	4,351	3,537
Interest	11,372	3,732
Commissions payable	1,545	1,478
Contingency liability	2,719	2,719
Restructuring liability	2,195	—
Other accrued liabilities	8,035	6,486
Total accrued liabilities	$53,865	$42,863

Other long-term liabilities:
Deferred liability	$5,629	$5,591
Derivative liability	58	—
Other long-term liabilities	3,736	4,481
Total other long-term liabilities	$9,423	$10,072

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	450,000
Promissory Note	6.00%		April, 2013 to September, 2016	848	903
RMB Loan Contract	floating		January, 2014	9,576	9,522
BES Euro Line	floating		December, 2013	4,231	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	1,224	1,272
Total borrowings				465,879	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				274	408
Total borrowings — net				466,153	466,467
Less — long term debt due within one year				14,031	4,583
Total long-term portion of borrowings — net				$452,122	$461,884
_____________________________

(1)	See Interest Rate Agreements under “Senior Secured Notes” below and in note 9.

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

•
a second-priority security interest in substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens (Notes Priority Collateral).

Additionally, borrowings by Libbey Europe under the ABL Facility are secured by:

•	a first-priority lien on substantially all of the existing and future real and personal property of Libbey Europe and its Dutch subsidiaries; and

•	a first-priority security interest in:

•	100 percent of the stock of Libbey Europe and 100 percent of the stock of substantially all of the Dutch subsidiaries; and

•	100 percent (or a lesser percentage in certain circumstances) of the outstanding stock issued by the first-tier foreign subsidiaries of Libbey Europe and its Dutch subsidiaries.

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and

Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at March 31, 2013. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at March 31, 2013. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at March 31, 2013, or at December 31, 2012. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million as of March 31, 2013. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At March 31, 2013, we had $8.5 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $73.3 million at March 31, 2013, compared to $68.6 million under the ABL Facility at December 31, 2012.

Senior Secured Notes

On May 18, 2012, Libbey Glass closed its offering of the $450.0 million Senior Secured Notes. The notes offering was issued at par and had related fees of approximately $13.6 million. These fees will be amortized to interest expense over the life of the notes.

The Senior Secured Notes were issued pursuant to an Indenture, dated May 18, 2012 (Notes Indenture), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and The Bank of New York Mellon Trust Company, N.A., as trustee (Notes Trustee) and collateral agent. Under the terms of the Notes Indenture, the Senior Secured Notes bear interest at a rate of 6.875 percent per year and will mature on May 15, 2020. Although the Notes Indenture does not contain financial covenants, the Notes Indenture contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends, make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.

The Notes Indenture provides for customary events of default. In the case of an event of default arising from bankruptcy or insolvency as defined in the Notes Indenture, all outstanding Senior Secured Notes will become due and payable immediately without further action or notice. If any other event of default under the Notes Indenture occurs or is continuing, the Notes Trustee or holders of at least 25 percent in aggregate principal amount of the then outstanding Senior Secured Notes may declare all the Senior Secured Notes to be due and payable immediately.

The Senior Secured Notes and the related guarantees under the Notes Indenture are secured by (i) first priority liens on the Notes Priority Collateral and (ii) second priority liens on the Credit Agreement Priority Collateral.

Prior to May 15, 2015, we may redeem in the aggregate up to 35 percent of the Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.875 percent of the principal amount, provided that at least 65 percent of the original principal amount of the Senior Secured Notes must remain outstanding after each redemption and that each redemption occurs within 90 days of the closing of the equity offering. In addition, prior to May 15, 2015, but not more than once in any twelve-month period, we may redeem up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest. The Senior Secured Notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2015 at set redemption prices together with accrued and unpaid interest.

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our former Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Old Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Old Rate Agreement at April 18, 2012, excluding applicable fees, was 7.79 percent. Total remaining Senior Secured Notes not covered by the Old Rate Agreement had a fixed interest rate of 10.0 percent  per year. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter of 2012, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the former Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Condensed Consolidated Statements of Operations.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at March 31, 2013, excluding applicable fees, is 5.6 percent. The New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of March 31, 2013, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012
Fair market value of Rate Agreements - asset (liability)	$(58)	$298
Adjustment to increase (decrease) carrying value of the related long-term debt	$274	$408
The net impact recorded on the Condensed Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Income (expense) on hedging activities in other income (expense)	$(222)	$419

The fair value of the Old and New Rate Agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2013, we had $0.8 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At March 31, 2013, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $39.9 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of March 31, 2013, the annual interest rate was 5.90 percent. As of March 31, 2013, the outstanding balance was RMB 60.0 million (approximately $9.6 million) which is due on January 20, 2014. Interest is payable quarterly. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

BES Euro Line

In January 2007, Crisal (Libbey Portugal) entered into a seven-year €11.0 million line of credit (approximately $14.1 million) with Banco Espírito Santo, S.A. (BES). The $4.2 million outstanding at March 31, 2013, was the U.S. dollar equivalent of the €3.3 million outstanding under the line at an interest rate of 5.32 percent. Payment of principal in the amount of €3.3 million (approximately $4.2 million) is due in December 2013. Interest with respect to the line is paid semi-annually.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €1.0 million (approximately $1.2 million) and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date of July 2018.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 1 in the fair value hierarchy) for the same or similar issues. Our $450.0 million Senior Secured Notes had an estimated fair value of $483.8 million and $488.3 million at March 31, 2013 and December 31, 2012, respectively. The fair value of the remainder of our debt approximates carrying value at March 31, 2013 and December 31, 2012 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2013 we had no borrowings under our ABL Facility, although we had $8.5 million of letters of credit issued under that facility. As a result, we had $73.3 million of unused availability remaining under the ABL Facility at March 31, 2013. In addition, we had $45.9 million of cash on hand at March 31, 2013.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

As previously announced on March 22, 2013, Libbey Glass Inc. redeemed, on May 7, 2013, an aggregate principal amount of $45.0 million of our outstanding Senior Secured Notes due 2020. We funded this redemption using cash on hand and borrowings under our ABL Facility.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced our plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana manufacturing facility. As a result, on May 30, 2013, we will cease production of certain glassware in North America, discontinue the use of a furnace at our Shreveport, Louisiana manufacturing plant and relocate a portion of the production from the idled furnace to our Toledo, Ohio and Monterrey, Mexico locations. These activities are all within the Americas segment and are expected to be completed by the end of the first quarter of 2014. In connection with this plan, we expect to incur a pretax charge in the range of approximately $8.0 million to $10.0 million. This estimate consists of: (i) up to $4.5 million in fixed asset impairment charges, (ii) up to $2.5 million in severance and other employee related costs and (iii) up to $3.0 million in production transfer expenses. We expect approximately $5.0 million of the pretax charge to result in cash expenditures, most of which is expected to be paid throughout the remainder of 2013. For the three months ended March 31, 2013, we recorded a pretax charge of $4.9 million, which included employee termination costs, fixed asset impairment charges and depreciation expense. Employee termination costs include severance, medical benefits and outplacement services for the employees that will be terminated. The write-down of fixed assets is to adjust certain machinery and equipment to the estimated fair market value.

The following table summarizes the pretax charge incurred through March 31, 2013:

(dollars in thousands)	Three months ended March 31, 2013
Accelerated depreciation	$566
Included in cost of sales	566
Employee termination cost & other	2,322
Fixed asset write-down	1,992
Included in special charges	4,314
Total pretax charge	$4,880

The following is the capacity realignment reserve activity for the three months ended March 31, 2013:

(dollars in thousands)	Reserve Balance at January 1, 2013	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at March 31, 2013
Accelerated depreciation	$—	$566	$—	$(566)	$—
Employee termination cost & other	—	2,322	(127)	—	2,195
Fixed asset write-down	—	1,992	—	(1,992)	—
Total	$—	$4,880	$(127)	$(2,558)	$2,195

6.	Income Taxes

Our effective tax rate was 25.0 percent for the quarter ended March 31, 2013, compared to 83.7 percent for the quarter ended March 31, 2012. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and tax planning structures. At March 31, 2013 and December 31, 2012, we had $1.0 million and $1.5 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. During the quarter ended March 31, 2013, we recorded an income tax benefit, exclusive of interest and penalties, of $0.5 million due to the reversal of an accrual for an uncertain tax position that expired under the statute of limitations.

Our current and future provision for income taxes for 2013 is significantly impacted by valuation allowances. In the United States, the Netherlands and Portugal, we have recorded valuation allowances against our deferred income tax assets. We did not change our conclusion related to entities with a recorded valuation allowance for the three months ended March 31, 2013, or the three months ended March 31, 2012. In assessing the need for recording or releasing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there was an unusual, infrequent or extraordinary item to be considered. Based on our analysis of all available evidence, we intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized. We will continue to monitor and assess the need for these allowances quarterly in each jurisdiction.

Income tax payments consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Total income tax payments, net of refunds	$2,269	$1,493
Less: credits or offsets	385	608
Cash paid, net	$1,884	$885

7.	Pension and Non-pension Postretirement Benefits

We have pension plans covering the majority of our employees. Benefits generally are based on compensation for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers certain salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries in the Netherlands and Mexico. The plan in Mexico is not funded.

The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$1,278	$1,555	$722	$442	$2,000	$1,997
Interest cost	3,481	4,019	1,256	1,256	4,737	5,275
Expected return on plan assets	(5,599)	(4,485)	(481)	(607)	(6,080)	(5,092)
Amortization of unrecognized:
Prior service cost	293	521	62	66	355	587
Loss	2,087	1,801	238	135	2,325	1,936
Settlement charge	—	420	—	—	—	420
Pension expense	$1,540	$3,831	$1,797	$1,292	$3,337	$5,123

During the first three months of 2012, we incurred pension settlement charges totaling $0.4 million. The pension settlement charges were triggered by excess lump sum distributions, which required us to record unrecognized gains and losses in our pension plan accounts. We have contributed $0.7 million of cash into our pension plans for the three months ended March 31, 2013. Pension contributions for the remainder of 2013 are estimated to be $5.7 million.

We provide certain retiree health care and life insurance benefits covering our U.S and Canadian salaried and non-union hourly employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Effective January 1, 2013, we ended our existing healthcare benefit for salaried retirees age 65 and older and are now providing a Retiree Health Reimbursement Arrangement (RHRA) that supports retirees in purchasing a Medicare plan that meets their needs. Also effective January 1, 2013, we reduced the maximum life insurance benefit for salaried retirees to $10,000. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S. non-pension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$392	$368	$—	$—	$392	$368
Interest cost	701	857	23	26	724	883
Amortization of unrecognized:
Prior service cost	34	105	—	—	34	105
Loss / (gain)	291	229	(1)	—	290	229
Non-pension postretirement benefit expense	$1,418	$1,559	$22	$26	$1,440	$1,585

Our 2013 estimate of non-pension cash payments is $4.7 million, and we have paid $1.0 million for the three months ended March 31, 2013.

8.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2013	2012
Numerators for earnings per share:
Net income that is available to common shareholders	$1,989	$641

Denominator for basic earnings per share:
Weighted average shares outstanding	21,114,963	20,769,415

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	478,785	414,942
Adjusted weighted average shares and assumed conversions	21,593,748	21,184,357

Basic earnings per share	$0.09	$0.03

Diluted earnings per share	$0.09	$0.03

When applicable, diluted shares outstanding include the dilutive impact of restricted stock units. Diluted shares also include the impact of in-the-money employee stock options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	March 31, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$—	Derivative asset	$298
Natural gas contracts	Prepaid and other current assets	793		—
Total designated		793		298
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	292	Prepaid and other current assets	41
Total undesignated		292		41
Total		$1,085		$339

	Liability Derivatives:
(dollars in thousands)	March 31, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts		$—	Derivative liability	$420
Interest rate contract	Other long-term liabilities	58		—
Total designated		58		420
Total		$58		$420

Interest Rate Swaps as Fair Value Hedges

On June 18, 2012, we entered into an interest rate swap agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt.

Our fixed-to-floating interest rate swaps are designated and qualify as a fair value hedges. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk, are recognized in current earnings. We include the gain or loss on the hedged long-term debt in other income (expense), along with the offsetting loss or gain on the related interest rate swap on the Condensed Consolidated Statements of Operations.

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Interest rate swap	$(356)	$13
Related long-term debt	134	406
Net impact	$(222)	$419

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of March 31, 2013, we had commodity contracts for 1,720,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2012, we had commodity contracts for 2,400,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at March 31, 2013. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Operations. We paid additional cash of $0.2 million and $1.5 million in the three months ended March 31, 2013 and 2012, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive gain that will be reclassified into earnings over the next twelve months will result in $0.8 million of income in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended March 31,
(dollars in thousands)	2013	2012
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$967	$(2,104)
Total	$967	$(2,104)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations:

		Three months ended March 31,
(dollars in thousands)		2013	2012
Derivative:	Location:
Natural gas contracts	Cost of sales	$(246)	$(1,460)
Total impact on net income (loss)		$(246)	$(1,460)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. As of March 31, 2013 and December 31, 2012, we had contracts for C$11.7 million and C$14.8 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended March 31,
(dollars in thousands)		2013	2012
Derivative:	Location:
Currency contracts	Other income (expense)	$251	$(162)
Total		$251	$(162)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the New Rate

Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of March 31, 2013, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Other comprehensive income (loss)	(2,925)	967	—	(1,958)
Currency impact	—	—	(352)	(352)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,600	2,600
Amortization of prior service cost (1)	—	—	369	369
Amortization of transition obligation (1)	—	—	21	21
Cost of sales	—	246	—	246
Current-period other comprehensive income (loss)	(2,925)	1,213	2,638	926
Tax effect	—	(168)	33	(135)
Balance on March 31, 2013	$(4,566)	$1,534	$(137,217)	$(140,249)
_____________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

11.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and March 31, 2012.

At March 31, 2013, December 31, 2012 and March 31, 2012, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income
(unaudited)

	Three months ended March 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$86,930	$18,360	$89,379	$(11,193)	$183,476
Freight billed to customers	—	99	234	419	—	752
Total revenues	—	87,029	18,594	89,798	(11,193)	184,228
Cost of sales	—	62,600	14,360	76,229	(11,193)	141,996
Gross profit	—	24,429	4,234	13,569	—	42,232
Selling, general and administrative expenses	—	15,057	2,669	8,671	—	26,397
Special charges	—	4,314	—	—	—	4,314
Income (loss) from operations	—	5,058	1,565	4,898	—	11,521
Other income (expense)	—	(1)	(9)	(425)	—	(435)
Earnings (loss) before interest and income taxes	—	5,057	1,556	4,473	—	11,086
Interest expense	—	6,420	—	2,015	—	8,435
Income (loss) before income taxes	—	(1,363)	1,556	2,458	—	2,651
Provision (benefit) for income taxes	—	(819)	2	1,479	—	662
Net income (loss)	—	(544)	1,554	979	—	1,989
Equity in net income (loss) of subsidiaries	1,989	2,533	—	—	(4,522)	—
Net income (loss)	$1,989	$1,989	$1,554	$979	$(4,522)	$1,989

Comprehensive income (loss)	$2,780	$2,780	$1,696	$(1,552)	$(2,924)	$2,780

	Three months ended March 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$93,480	$17,445	$93,159	$(16,255)	$187,829
Freight billed to customers	—	166	183	359	—	708
Total revenues	—	93,646	17,628	93,518	(16,255)	188,537
Cost of sales	—	74,311	13,013	74,412	(16,255)	145,481
Gross profit	—	19,335	4,615	19,106	—	43,056
Selling, general and administrative expenses	—	17,942	1,516	8,668	—	28,126
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	1,393	3,099	10,438	—	14,930
Other income (expense)	—	297	12	(900)	—	(591)
Earnings (loss) before interest and income taxes	—	1,690	3,111	9,538	—	14,339
Interest expense	—	8,193	—	2,215	—	10,408
Income (loss) before income taxes	—	(6,503)	3,111	7,323	—	3,931
Provision (benefit) for income taxes	—	225	—	3,065	—	3,290
Net income (loss)	—	(6,728)	3,111	4,258	—	641
Equity in net income (loss) of subsidiaries	641	7,369	—	—	(8,010)	—
Net income (loss)	$641	$641	$3,111	$4,258	$(8,010)	$641

Comprehensive income (loss)	$5,753	$5,753	$3,235	$7,044	$(16,032)	$5,753

Libbey Inc.
Condensed Consolidating Balance Sheet

	March 31, 2013 (unaudited)
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$29,134	$93	$16,722	$—	$45,949
Accounts receivable — net	—	32,082	5,823	48,359	—	86,264
Inventories — net	—	61,300	19,473	86,601	—	167,374
Other current assets	—	19,107	736	14,321	(17,330)	16,834
Total current assets	—	141,623	26,125	166,003	(17,330)	316,421
Other non-current assets	—	19,889	349	20,373	(4,190)	36,421
Investments in and advances to subsidiaries	28,211	394,758	191,367	(40,824)	(573,512)	—
Goodwill and purchased intangible assets — net	—	27,757	12,347	147,220	—	187,324
Total other assets	28,211	442,404	204,063	126,769	(577,702)	223,745
Property, plant and equipment — net	—	68,698	282	184,029	—	253,009
Total assets	$28,211	$652,725	$230,470	$476,801	$(595,032)	$793,175

Accounts payable	$—	$11,990	$1,578	$43,691	$—	$57,259
Accrued and other current liabilities	—	60,435	20,485	27,085	(17,329)	90,676
Notes payable and long-term debt due within one year	—	224	—	13,807	—	14,031
Total current liabilities	—	72,649	22,063	84,583	(17,329)	161,966
Long-term debt	—	450,898	—	1,224	—	452,122
Other long-term liabilities	—	93,302	9,517	52,247	(4,190)	150,876
Total liabilities	—	616,849	31,580	138,054	(21,519)	764,964
Total shareholders’ equity (deficit)	28,211	35,876	198,890	338,747	(573,513)	28,211
Total liabilities and shareholders’ equity (deficit)	$28,211	$652,725	$230,470	$476,801	$(595,032)	$793,175

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$43,558	$70	$23,580	$—	$67,208
Accounts receivable — net	—	33,987	3,560	43,303	—	80,850
Inventories — net	—	52,627	18,477	86,445	—	157,549
Other current assets	—	17,931	810	10,446	(16,190)	12,997
Total current assets	—	148,103	22,917	163,774	(16,190)	318,604
Other non-current assets	—	22,373	54	20,387	(4,190)	38,624
Investments in and advances to subsidiaries	24,476	384,414	194,316	(35,962)	(567,244)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	147,614	—	186,794
Total other assets	24,476	433,620	206,717	132,039	(571,434)	225,418
Property, plant and equipment — net	—	72,780	298	185,076	—	258,154
Total assets	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Accounts payable	$—	$15,339	$2,854	$47,519	$—	$65,712
Accrued and other current liabilities	—	63,674	20,194	27,857	(16,190)	95,535
Notes payable and long-term debt due within one year	—	221	—	4,362	—	4,583
Total current liabilities	—	79,234	23,048	79,738	(16,190)	165,830
Long-term debt	—	451,090	—	10,794	—	461,884
Other long-term liabilities	—	94,434	9,691	50,051	(4,190)	149,986
Total liabilities	—	624,758	32,739	140,583	(20,380)	777,700
Total shareholders’ equity (deficit)	24,476	29,745	197,193	340,306	(567,244)	24,476
Total liabilities and shareholders’ equity (deficit)	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,989	$1,989	$1,554	$979	$(4,522)	$1,989
Depreciation and amortization	—	4,114	17	6,643	—	10,774
Other operating activities	(1,989)	(19,007)	(1,548)	(7,421)	4,522	(25,443)
Net cash provided by (used in) operating activities	—	(12,904)	23	201	—	(12,680)
Additions to property, plant & equipment	—	(2,004)	—	(6,878)	—	(8,882)
Other investing activities	—	1	—	3	—	4
Net cash (used in) investing activities	—	(2,003)	—	(6,875)	—	(8,878)
Net borrowings (repayments)	—	(54)	—	(5)	—	(59)
Other financing activities	—	537	—	—	—	537
Net cash provided by (used in) financing activities	—	483	—	(5)	—	478
Exchange effect on cash	—	—	—	(179)	—	(179)
Increase (decrease) in cash	—	(14,424)	23	(6,858)	—	(21,259)
Cash at beginning of period	—	43,558	70	23,580	—	67,208
Cash at end of period	$—	$29,134	$93	$16,722	$—	$45,949

	Three months ended March 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$641	$641	$3,111	$4,258	$(8,010)	$641
Depreciation and amortization	—	3,538	19	6,979	—	10,536
Other operating activities	(641)	(30,332)	(3,128)	(4,184)	8,010	(30,275)
Net cash provided by (used in) operating activities	—	(26,153)	2	7,053	—	(19,098)
Additions to property, plant & equipment	—	(3,181)	—	(3,265)	—	(6,446)
Other investing activities	—	—	—	180	—	180
Net cash (used in) investing activities	—	(3,181)	—	(3,085)	—	(6,266)
Net borrowings (repayments)	—	(51)	—	(343)	—	(394)
Other financing activities	—	28	—	—	—	28
Net cash provided by (used in) financing activities	—	(23)	—	(343)	—	(366)
Exchange effect on cash	—	—	—	257	—	257
Increase (decrease) in cash	—	(29,357)	2	3,882	—	(25,473)
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$9,892	$157	$22,769	$—	$32,818

12.	Segments

Effective January 1, 2013, we revised our reporting segments to align with our previously announced regionally focused organizational structure which will enable us to better serve customers across the globe. Under this structure, we now report financial results for the Americas; Europe, the Middle East and Africa (EMEA); and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our two reportable segments are defined below. Our operating segments that do not meet the criteria for reportable segments are disclosed as Other.

Americas—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in
Asia Pacific and worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Our measure of profit for our reportable segments is Segment Earnings before Interest and Taxes (Segment EBIT) and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. We use Segment EBIT, along with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment EBIT for reportable segments includes an allocation of some corporate expenses based on the costs of services performed.

Certain activities not related to any particular reportable segment are reported within retained corporate costs. These costs include certain headquarter, administrative and facility costs, and other costs that are global in nature and are not allocable to the reporting segments.

The accounting policies of the reportable segments are the same as those described in note 2. We do not have any customers who represent 10 percent or more of total sales. Inter-segment sales are consummated at arm’s length and are reflected at end market reporting below.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net Sales:
Americas	$123,535	$129,675
EMEA	34,242	30,792
Other	25,699	27,362
Consolidated	$183,476	$187,829

Segment EBIT:
Americas	$18,152	$15,674
EMEA	(1,483)	(580)
Other	3,797	5,125
Total Segment EBIT	$20,466	$20,219

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$20,466	$20,219
Retained corporate costs	(4,500)	(5,880)
Restructuring charges (note 5)	(4,880)	—
Interest expense	(8,435)	(10,408)
Income taxes	(662)	(3,290)
Net income	$1,989	$641

Depreciation & Amortization:
Americas	$6,528	$6,182
EMEA	2,486	2,548
Other	1,383	1,417
Corporate	377	389
Consolidated	$10,774	$10,536

Capital Expenditures:
Americas	$6,875	$5,164
EMEA	1,296	717
Other	335	513
Corporate	376	52
Consolidated	$8,882	$6,446

(dollars in thousands)	March 31, 2013	December 31, 2012
Segment Assets(1):
Americas	$160,827	$150,923
EMEA	48,292	49,981
Other	44,519	37,495
Consolidated	$253,638	$238,399
______________________________
(1) Segment assets are defined as net accounts receivable plus net inventory.

The following table contains 2012 segment information by quarter presented to conform with our new segment structure and end market reporting effective January 1, 2013.

	2012 Quarter Ending
(dollars in thousands)	March 31	June 30	September 30	December 31	Total 2012
Net Sales:
Americas	$129,675	$148,584	$146,169	$156,306	$580,734
EMEA	30,792	33,723	34,454	35,809	134,778
Other	27,362	26,940	28,527	26,946	109,775
Consolidated	$187,829	$209,247	$209,150	$219,061	$825,287

Segment EBIT:
Americas	$15,674	$31,014	$27,020	$22,125	$95,833
EMEA	(580)	302	1,804	(2,240)	(714)
Other	5,125	5,508	5,378	4,216	20,227
Total Segment EBIT	$20,219	$36,824	$34,202	$24,101	$115,346

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$20,219	$36,824	$34,202	$24,101	$115,346
Retained corporate costs	(5,880)	(7,428)	(6,289)	(4,816)	(24,413)
Severance	—	—	(3,911)	(1,239)	(5,150)
Loss on redemption of debt	—	(31,075)	—	—	(31,075)
Pension curtailment and settlement	—	—	125	(4,431)	(4,306)
Interest expense	(10,408)	(9,957)	(8,720)	(8,642)	(37,727)
Income taxes	(3,290)	1,493	(546)	(3,366)	(5,709)
Net income (loss)	$641	$(10,143)	$14,861	$1,607	$6,966

Depreciation & Amortization:
Americas	$6,182	$6,021	$6,045	$6,413	$24,661
EMEA	2,548	2,466	2,375	2,357	9,746
Other	1,417	1,414	1,325	1,661	5,817
Corporate	389	387	328	143	1,247
Consolidated	$10,536	$10,288	$10,073	$10,574	$41,471

Capital Expenditures:
Americas	$5,164	$3,259	$3,839	$11,759	$24,021
EMEA	717	1,301	942	2,499	5,459
Other	513	510	152	1,021	2,196
Corporate	52	316	479	197	1,044
Consolidated	$6,446	$5,386	$5,412	$15,476	$32,720

13.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$793	$—	$793	$—	$(420)	$—	$(420)
Currency contracts	—	292	—	292	—	41	—	41
Interest rate agreements	—	(58)	—	(58)	—	298	—	298
Net derivative asset (liability)	$—	$1,027	$—	$1,027	$—	$(81)	$—	$(81)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	March 31, 2013	December 31, 2012
Prepaid and other current assets	$1,085	$41
Derivative asset	—	298
Derivative liability	—	(420)
Other long-term liabilities	(58)	—
Net derivative asset (liability)	$1,027	$(81)

14.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Gain (loss) on currency translation	$(283)	$(969)
Hedge ineffectiveness	(222)	419
Other non-operating income (expense)	70	(41)
Other income (expense)	$(435)	$(591)

15.	Contingencies

We are currently undergoing an unclaimed property audit that is being conducted by various state authorities. The property subject to review in this audit process generally includes unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. We may have obligations associated with unclaimed property in an estimated amount of approximately $2.7 million at March 31, 2013 and December 31, 2012. While we have recorded this estimate as an expense in the third quarter of 2011, it is too early to determine the ultimate outcome of these audits and, as a result, our actual obligations may be less than or greater than the amount we have recorded. At this time, we believe that the impact of these adjustments is not material to our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

While the Mexican economy appears to have stabilized, the other economies in which we operate continued to be challenging during the first quarter of 2013 and we expect them to remain as such for the balance of the year. The U.S. economy during the first quarter of 2013 experienced the negative effects of the increased 2.0 percent FICA tax, slower receipt by consumers of income tax refunds and a more severe winter season compared to the mild winter season in the first quarter of 2012. The European economy remains soft, and the rate of growth has slowed considerably in China as compared to the first half of 2012. As a result of these factors, our net sales declined 2.3 percent in the first quarter 2013 as compared to the first quarter of 2012. Despite these conditions, we achieved record first quarter Adjusted EBITDA of $26.2 million, an improvement of 5.2 percent over our previous best first quarter in 2012 of $24.9 million, as a result of our commitment to improving our cost structure while leveraging our leadership positions in key lines of business and strengthening our balance sheet.

Strengthening our balance sheet remains a high priority. As of March 31, 2013, we had available capacity of $73.3 million under our ABL credit facility, with no loans currently outstanding and $45.9 million in cash on hand. Libbey Glass Inc. redeemed $45.0 million of our Senior Secured Notes on May 7, 2013.

We continue to successfully implement "Libbey 2015", our comprehensive business strategy launched in the second half of 2012 to improve our financial position and our ability to compete effectively in the market today and into the future. Libbey 2015 is centered on reducing our costs and boosting efficiency, reinforcing our leadership position in key channels (particularly U.S. foodservice and Mexico foodservice and retail), accelerating growth in the Asia Pacific region and reducing our liabilities and the working capital required to operate the core business. In February 2013, we announced our plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana manufacturing facility. As a result, on May 30, 2013, we will cease production of certain glassware in North America, discontinue the use of a furnace at our Shreveport, Louisiana manufacturing plant and relocate a portion of the production from the idled furnace to our Toledo, Ohio and Monterrey, Mexico locations. These activities are all within the Americas segment and are expected to be completed by the end of the first quarter of 2014. In connection with this plan, we expect to incur a pretax charge in the range of approximately $8.0 million to $10.0 million. Of that amount, we recorded a pretax charge of $4.9 million for the three months ended March 31, 2013, which included employee termination costs, fixed asset impairment charges and depreciation expense. (See note 5 to the Condensed Consolidated Financial Statements for a further discussion.)

Effective January 1, 2013, we revised our reporting segments to align with our previously announced regionally focused organizational structure which will enable us to better serve customers across the globe. Under this structure, we now report financial results for the Americas; Europe, the Middle East and Africa (EMEA); and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our two reportable segments are defined below. Our operating segments that do not meet the criteria for reportable segments are disclosed as Other.

Americas—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in
Asia Pacific and worldwide sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2013	2012
Net sales	$183,476	$187,829
Gross profit (2)	$42,232	$43,056
Gross profit margin	23.0%	22.9%
Income from operations (IFO) (3)	$11,521	$14,930
IFO margin	6.3%	7.9%
Earnings before interest and income taxes(EBIT)(1)(2)(3)	$11,086	$14,339
EBIT margin	6.0%	7.6%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(3)	$21,860	$24,875
EBITDA margin	11.9%	13.2%
Adjusted EBITDA(1)	$26,174	$24,875
Adjusted EBITDA margin	14.3%	13.2%
Net income (2)(3)	$1,989	$641
Net income margin	1.1%	0.3%
Diluted net income per share	$0.09	$0.03
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of First Quarter 2013 Compared to First Quarter 2012 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three month period ended March 31, 2013 includes $0.6 million of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. (See note 5 to the Condensed Consolidated Financial Statements.)

(3)
In addition to item (2) above, the three month period ended March 31, 2013 includes $4.3 million in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. (See note 5 to the Condensed Consolidated Financial Statements.)

Discussion of First Quarter 2013 Compared to First Quarter 2012
Net Sales
For the quarter ended March 31, 2013, net sales decreased 2.3 percent to $183.5 million, compared to $187.8 million in the year-ago quarter. When adjusted for currency impact, net sales were down 2.8 percent. The decrease in net sales was attributable to decreased sales of $6.1 million in the Americas, partially offset by a $3.5 million increase in EMEA net sales.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Americas	$123,535	$129,675
EMEA	34,242	30,792
Other	25,699	27,362
Consolidated	$183,476	$187,829

Net Sales — Americas

Net sales in the Americas were $123.5 million, compared to $129.7 million in the first quarter of 2012, a decrease of 4.7 percent (a decrease of 5.2 percent excluding currency fluctuation). The primary contributor was an 8.6 percent decrease in sales within our US and Canadian end market due to weaker retail and foodservice sales. The negative impact was caused by the increased 2.0 percent FICA tax, slower receipt by consumers of income tax refunds and a more severe winter season, in the northern part of the country, compared to the mild winter season in the first quarter of 2012. Partially offsetting this was a 4.5 percent increase in sales to customers within our Mexican and Latin American end market driven by foodservice and retail sales resulting from a more favorable mix of product sold.

Net Sales — EMEA

Net sales in EMEA were $34.2 million, compared to $30.8 million in the first quarter of 2012, an increase of 11.2 percent (an increase of 10.4 percent excluding currency fluctuation). The primary contributor to the increased net sales was increased shipments to EMEA customers.

Gross Profit

Gross profit decreased to $42.2 million in the first quarter of 2013, compared to $43.1 million in the prior year quarter. Gross profit as a percentage of net sales remained flat as compared to the prior year period. The primary drivers of the $0.8 million gross profit decrease were $6.2 million attributable to decreased production activity net of volume-related production costs due to a significant furnace rebuild within the Americas and a $0.5 million impact of lower sales. Partially offsetting these are a favorable currency impact of $1.3 million and lower non-volume related production costs of $4.6 million.

Income From Operations

Income from operations for the quarter ended March 31, 2013 decreased $3.4 million, to $11.5 million, compared to $14.9 million in the prior year quarter. Income from operations as a percentage of net sales was 6.3 percent for the quarter ended March 31, 2013, compared to 7.9 percent in the prior year quarter. The decrease in income from operations is the result of the decrease in gross profit (discussed above) and the $4.3 million special charge related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility, partially offset by a $1.7 million reduction in selling, general and administrative expenses. The reduction in selling, general and administrative expenses was driven in large part by the staffing reductions and benefit changes implemented in the second half of 2012.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended March 31, 2013 decreased by $3.3 million, to $11.1 million from $14.3 million in the first quarter of 2012. EBIT as a percentage of net sales decreased to 6.0 percent in the first quarter of 2013, compared to 7.6 percent in the prior year quarter. The decrease in EBIT is a result of the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes the change in Segment EBIT(1) by reportable segments:

	Three months ended March 31,
(dollars in thousands)	Americas	EMEA
Segment EBIT, March 31, 2012	$15,674	$(580)
Sales, excluding currency	259	267
Manufacturing and distribution	(806)	(1,047)
Selling, general, administrative and other income/expense	1,675	(96)
Effects of changing foreign currency rates	1,350	(27)
Segment EBIT, March 31, 2013	$18,152	$(1,483)
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — Americas

Segment EBIT increased to $18.2 million in the first quarter of 2013, compared to $15.7 million in the first quarter of 2012. Segment EBIT as a percentage of net sales for the Americas increased to 14.7 percent in the first quarter of 2013, compared to 12.1 percent in the prior year period. The primary drivers of the $2.5 million increase in Segment EBIT were a $1.4 million favorable currency impact and a $1.7 million favorable impact from changes in selling, general, administrative and other income (expense) primarily related to a decrease in labor and benefits expense and translation gains. An additional favorable impact came from lower non-volume related manufacturing and distribution costs of $4.9 million primarily within repairs and maintenance, labor and benefits and direct materials (primarily packaging). Partially offsetting these are a $5.9 million reduction to Segment EBIT attributable to decreased production activity net of volume-related production costs due to a significant furnace rebuild.

Segment EBIT — EMEA

Segment EBIT decreased to a loss of $1.5 million in the first quarter of 2013, compared to a loss of $0.6 million in the first quarter of 2012. Segment EBIT as a percentage of net sales for EMEA decreased to (4.3) percent in the first quarter of 2013, compared to (1.9) percent in the prior-year period. The primary driver of the $0.9 million decrease in Segment EBIT was the impact of our Libbey 2015 Strategy to improve cash generation in Europe.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $3.0 million in the first quarter 2013, to $21.9 million, compared to $24.9 million in the year-ago quarter. As a percentage of net sales, EBITDA decreased to 11.9 percent in the first quarter of 2013, from 13.2 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA increased by $1.3 million in the first quarter of 2013, to $26.2 million, compared to $24.9 million in the first quarter of 2012. As a percentage of net sales, Adjusted EBITDA was 14.3 percent for the first quarter of 2013, compared to 13.2 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special item noted below, in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA, with respect to our decision to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport Louisiana manufacturing facility.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net income	$1,989	$641
Add: Interest expense	8,435	10,408
Add: Provision provision for income taxes	662	3,290
Earnings before interest and income taxes (EBIT)	11,086	14,339
Add: Depreciation and amortization	10,774	10,536
Earnings before interest, taxes, deprecation and amortization (EBITDA)	21,860	24,875
Add: Special item before interest and taxes:
Restructuring charges (1)	4,880	—
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	(566)	—
Adjusted EBITDA	$26,174	$24,875
__________________________________

(1)	Relates to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility.

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
We believe that EBITDA is an important supplemental measure for investors in evaluating operating performance in that it provides insight into company profitability and cash flow. Libbey’s senior management uses this measure internally to measure profitability. EBITDA also allows for a measure of comparability to other companies with different capital and legal structures, which accordingly may be subject to different interest rates and effective tax rates, and to companies that may incur different depreciation and amortization expenses or impairment charges.
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

Net Income and Diluted Net Income Per Share

We recorded net income of $2.0 million, or $0.09 per diluted share, in the first quarter of 2013, compared to net income of $0.6 million, or $0.03 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 1.1 percent in the first quarter of 2013, compared to 0.3 percent in the year-ago quarter. The increase in net income and diluted net income per share is due to a $2.0 million reduction in interest expense and $2.6 million decrease in the provision for income taxes, partially offset by factors discussed in Earnings Before Interest and Income Taxes (EBIT) above. The reduction in interest expense is primarily the result of lower interest rates resulting from our May 2012 refinancing. The effective tax rate was 25.0 percent for the first quarter of 2013, compared to 83.7 percent in year-ago quarter. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2013, we had no borrowings outstanding under our ABL Facility, although we had $8.5 million of letters of credit issued under that facility. As a result, we had $73.3 million of unused availability remaining under the ABL Facility at March 31, 2013. In addition, we had $45.9 million of cash on hand at March 31, 2013.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

As previously announced on March 22, 2013, Libbey Glass Inc. redeemed, on May 7, 2013, an aggregate principal amount of $45.0 million of our outstanding Senior Secured Notes due 2020. We funded this redemption using cash on hand and borrowings under our ABL Facility.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2013	December 31, 2012
Accounts receivable — net	$86,264	$80,850
DSO (1)	38.4	35.8
Inventories — net	$167,374	$157,549
DIO (2)	74.4	69.7
Accounts payable	$57,259	$65,712
DPO (3)	25.5	29.1
Working capital (4)	$196,379	$172,687
DWC (5)	87.3	76.4
Percentage of net sales	23.9%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $196.4 million at March 31, 2013, an increase of $23.7 million from December 31, 2012. Our working capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality and building inventory in anticipation of upcoming furnace rebuilds. The impact of currency increased total working capital by $1.4 million at March 31, 2013, primarily driven by the Mexican peso, with a partial offset by the euro. As a result of the factors above, working capital as a percentage of last twelve-month net sales increased to 23.9 percent at March 31, 2013 from 20.9 percent at December 31, 2012, but was essentially flat compared to the period ended March 31, 2012.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	450,000	450,000
Promissory Note	6.00%		April, 2013 to September, 2016	848	903
RMB Loan Contract	floating		January, 2014	9,576	9,522
BES Euro Line	floating		December, 2013	4,231	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	1,224	1,272
Total borrowings				465,879	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				274	408
Total borrowings — net (2)				$466,153	$466,467
____________________________________

(1)	See “Derivatives” below and notes 4 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $465.9 million and $466.1 million at March 31, 2013 and December 31, 2012, respectively.

Of our total borrowings, $58.8 million, or approximately 12.6 percent, was subject to variable interest rates at March 31, 2013. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.5 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net cash used in operating activities	$(12,680)	$(19,098)
Capital expenditures	(8,882)	(6,446)
Proceeds from asset sales and other	4	180
Free Cash Flow (1)	$(21,558)	$(25,364)
________________________________________

(1)
We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

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

Discussion of First Quarter 2013 vs. First Quarter 2012 Cash Flow

Our net cash used in operating activities was $(12.7) million and $(19.1) million in the first quarter of 2013 and 2012, respectively, an improvement of $6.4 million. The major factors impacting cash flow from operations were a $17.4 million reduction in interest payments on our Senior Secured Notes and a $7.6 million reduction in pension and postretirement welfare payments primarily due to the funding of our U.S. pension plans in 2012. Partially offsetting these are an increase of $8.6 million in working capital (discussed above), primarily inventory; an increase of $6.1 million in labor related payments, primarily related to incentive compensation; and an increase in income tax payments and prepaid expenses of $1.0 million and $1.6 million, respectively. The decrease in interest payments was the result of the change in the timing of interest payments on the Senior Secured Notes compared to interest payments under the Senior Secured Notes that they replaced. Under the Senior Secured Notes, interest is payable in May and November whereas the interest was payable on the prior Senior Secured Notes in February and August.

Our net cash used in investing activities was $(8.9) million and $(6.3) million in the first quarter of 2013 and 2012, respectively, primarily representing capital expenditures.

Net cash provided by financing activities was $0.5 million in the first quarter of 2013, compared to net cash used of $(0.4) million in the year-ago quarter. We received $0.5 million in the first quarter 2013 from the exercise of stock options. In the first quarter of 2012, we made other debt repayments of $0.4 million.

Our Free Cash Flow was $(21.6) million during the first quarter of 2013, compared to $(25.4) million in the year-ago quarter, an improvement of $3.8 million. The primary contributors to this change were the $6.4 million favorable cash flow impact from operating activities in the current period, as discussed above, offset by an additional $2.4 million in capital expenditures.

Derivatives

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our former Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at March 31, 2013, excluding applicable fees, is 5.6 percent. This New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of March 31, 2013, by Standard and Poor’s.

The fair market value for the New Rate Agreement at March 31, 2013, was a $0.1 million liability. The fair market value of the New Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2013, we had commodity futures contracts for 1,720,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.8 million asset. We have hedged a portion of our forecasted transactions through December 2013. At December 31, 2012, we had commodity futures contracts for 2,400,000 million BTUs of natural gas with a fair market value of a $(0.4) million liability. The counterparties for these derivatives were rated BBB+ or better as of March 31, 2013, by Standard & Poor’s.

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

Interest Rates

We have an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the New Rate Agreement at March 31, 2013 is 5.6 percent per year. The New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the New Rate Agreement were to fail to perform, the New Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of March 31, 2013 by Standard and Poor’s.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of March 31, 2013.

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

PART II — OTHER INFORMATION

This document and supporting schedules contain statements that are not historical facts and constitute projections, forecasts or forward-looking statements. These forward-looking statements reflect only our best assessment at this time, and may be identified by the use of words or phrases such as “anticipate,” “target,” “believe,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or similar phrases. Such forward-looking statements involve risks and uncertainty; actual results may differ materially from such statements, and undue reliance should not be placed on such statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2013	—	—	—	1,000,000
February 1 to February 28, 2013	—	—	—	1,000,000
March 1 to March 31, 2013	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the three months ended March 31, 2013. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

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

10.9
Guarantee Contract executed by Libbey Inc. for the benefit of China Construction Bank Corporation Langfang Economic Development Area Sub-branch (filed as exhibit 10.76 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.1
Guaranty, dated May 31, 2006, executed by Libbey Inc. in favor of Fondo Stiva S.A. de C.V. (filed as exhibit 10.2 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.11
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

10.13	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.14	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

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
10.19
Amended and Restated 2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.29 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.20
Employment Agreement dated as of June 22, 2011 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.30 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.21
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

10.23
Form of Indemnity Agreement dated as of February 7, 2012 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.25 to Libbey Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.24
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

Libbey Inc.

Date:	May 10, 2013	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer