Form 10-Q
period 2013-06-30
LIBBEY INC
filed 2013-08-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Common Stock, $.01 par value 21,236,031 shares at July 31, 2013.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2013	2012
Net sales	$209,904	$209,247
Freight billed to customers	771	759
Total revenues	210,675	210,006
Cost of sales	153,213	153,659
Gross profit	57,462	56,347
Selling, general and administrative expenses	29,635	27,378
Special charges	(85)	—
Income from operations	27,912	28,969
Loss on redemption of debt	(2,518)	(31,075)
Other income (expense)	51	427
Earnings (loss) before interest and income taxes	25,445	(1,679)
Interest expense	8,126	9,957
Income (loss) before income taxes	17,319	(11,636)
Provision (benefit) for income taxes	4,883	(1,493)
Net income (loss)	$12,436	$(10,143)

Net income (loss) per share:
Basic	$0.58	$(0.49)
Diluted	$0.57	$(0.49)
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Net sales	$393,380	$397,076
Freight billed to customers	1,523	1,467
Total revenues	394,903	398,543
Cost of sales	295,209	299,140
Gross profit	99,694	99,403
Selling, general and administrative expenses	56,032	55,504
Special charges	4,229	—
Income from operations	39,433	43,899
Loss on redemption of debt	(2,518)	(31,075)
Other income (expense)	(384)	(164)
Earnings (loss) before interest and income taxes	36,531	12,660
Interest expense	16,561	20,365
Income (loss) before income taxes	19,970	(7,705)
Provision (benefit) for income taxes	5,545	1,797
Net income (loss)	$14,425	$(9,502)

Net income (loss) per share:
Basic	$0.68	$(0.46)
Diluted	$0.66	$(0.46)
Dividends per share	$—	$—

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$12,436	$(10,143)	$14,425	(9,502)

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	6,412	4,630	9,083	6,837
Change in fair value of derivative instruments, net of tax	(509)	2,009	536	1,477
Foreign currency translation adjustments	2,335	(6,116)	(590)	(2,679)
Other comprehensive income (loss), net of tax	8,238	523	9,029	5,635

Comprehensive income (loss)	$20,674	$(9,620)	$23,454	$(3,867)
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$10,544	$67,208
Accounts receivable — net	91,482	80,850
Inventories — net	175,911	157,549
Prepaid and other current assets	20,000	12,997
Total current assets	297,937	318,604
Pension asset	10,525	10,196
Purchased intangible assets — net	19,623	20,222
Goodwill	167,162	166,572
Deferred income taxes	9,793	9,830
Derivative asset	—	298
Other assets	14,340	18,300
Total other assets	221,443	225,418
Property, plant and equipment — net	253,800	258,154
Total assets	$773,180	$802,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$59,309	$65,712
Salaries and wages	28,316	41,405
Accrued liabilities	46,182	42,863
Accrued income taxes	—	2,282
Pension liability (current portion)	602	613
Non-pension postretirement benefits (current portion)	4,739	4,739
Derivative liability	69	420
Deferred income taxes	3,223	3,213
Long-term debt due within one year	14,242	4,583
Total current liabilities	156,682	165,830
Long-term debt	415,506	461,884
Pension liability	61,794	60,909
Non-pension postretirement benefits	67,314	71,468
Deferred income taxes	6,898	7,537
Other long-term liabilities	12,104	10,072
Total liabilities	720,298	777,700

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,146,434 shares issued at June 30, 2013 (20,835,489 shares issued in 2012)	211	209
Capital in excess of par value	318,327	313,377
Retained deficit	(133,645)	(148,070)
Accumulated other comprehensive loss	(132,011)	(141,040)
Total shareholders’ equity	52,882	24,476
Total liabilities and shareholders’ equity	$773,180	$802,176

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$12,436	$(10,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,623	10,288
Loss on asset sales and disposals	31	168
Change in accounts receivable	(4,836)	(2,078)
Change in inventories	(7,857)	(9,925)
Change in accounts payable	1,428	630
Accrued interest and amortization of discounts and finance fees	(7,521)	(279)
Call premium on senior notes	1,350	23,602
Write-off of finance fee & discounts on senior notes and ABL	1,168	10,975
Pension & non-pension postretirement benefits	1,504	(82,019)
Restructuring charges	(659)	—
Accrued liabilities & prepaid expenses	(793)	7,308
Income taxes	(2,553)	(2,097)
Share-based compensation expense	1,485	1,138
Other operating activities	2,579	11
Net cash provided by (used in) operating activities	9,385	(52,421)

Investing activities:
Additions to property, plant and equipment	(10,889)	(5,386)
Proceeds from asset sales and other	4	239
Net cash used in investing activities	(10,885)	(5,147)

Financing activities:
Borrowings on ABL credit facility	30,400	—
Repayments on ABL credit facility	(20,600)	—
Other repayments	(55)	(9,568)
Proceeds from (payments on) 6.875% senior notes	(45,000)	450,000
Payments on 10% senior notes	—	(360,000)
Call premium on senior notes	(1,350)	(23,602)
Stock options exercised	2,511	12
Debt issuance costs and other	—	(12,154)
Net cash provided by (used in) financing activities	(34,094)	44,688

Effect of exchange rate fluctuations on cash	189	(361)
Increase (decrease) in cash	(35,405)	(13,241)

Cash at beginning of period	45,949	32,818
Cash at end of period	$10,544	$19,577

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,560	$10,494
Cash paid during the period for income taxes	$5,931	$306
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$14,425	$(9,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,397	20,824
Loss on asset sales and disposals	33	167
Change in accounts receivable	(10,879)	(474)
Change in inventories	(18,492)	(22,091)
Change in accounts payable	(6,317)	(4,588)
Accrued interest and amortization of discounts and finance fees	610	(7,654)
Call premium on senior notes	1,350	23,602
Write-off of finance fee & discounts on senior notes and ABL	1,168	10,975
Pension & non-pension postretirement benefits	5,204	(82,579)
Restructuring charges	3,655	—
Accrued liabilities & prepaid expenses	(16,585)	(2,028)
Income taxes	(4,179)	(120)
Share-based compensation expense	2,309	1,865
Other operating activities	2,006	84
Net cash provided by (used in) operating activities	(3,295)	(71,519)

Investing activities:
Additions to property, plant and equipment	(19,771)	(11,832)
Proceeds from asset sales and other	8	419
Net cash used in investing activities	(19,763)	(11,413)

Financing activities:
Borrowings on ABL credit facility	30,400	—
Repayments on ABL credit facility	(20,600)	—
Other repayments	(114)	(9,962)
Proceeds from (payments on) 6.875% senior notes	(45,000)	450,000
Payments on 10% senior notes	—	(360,000)
Call premium on senior notes	(1,350)	(23,602)
Stock options exercised	3,048	40
Debt issuance costs and other	—	(12,154)
Net cash provided by (used in) financing activities	(33,616)	44,322

Effect of exchange rate fluctuations on cash	10	(104)
Increase (decrease) in cash	(56,664)	(38,714)

Cash at beginning of period	67,208	58,291
Cash at end of period	$10,544	$19,577

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,848	$28,225
Cash paid during the period for income taxes	$7,815	$1,191
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$1,485	$1,138	$2,309	$1,865

New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at June 30, 2013.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2013	December 31, 2012
Accounts receivable:
Trade receivables	$90,189	$79,624
Other receivables	1,293	1,226
Total accounts receivable, less allowances of $5,834 and $5,703	$91,482	$80,850

Inventories:
Finished goods	$157,364	$139,888
Work in process	1,660	1,188
Raw materials	4,709	4,828
Repair parts	10,589	10,283
Operating supplies	1,589	1,362
Total inventories, less allowances of $4,606 and $4,091	$175,911	$157,549

Prepaid and other current assets:
Value added tax	$7,062	$3,850
Prepaid expenses	6,744	5,036
Deferred and prepaid income taxes	5,736	4,070
Derivative asset	458	41
Total prepaid and other current assets	$20,000	$12,997

Other assets:
Deposits	$880	$936
Finance fees — net of amortization	11,388	13,539
Other assets	2,072	3,825
Total other assets	$14,340	$18,300

Accrued liabilities:
Accrued incentives	$21,304	$17,783
Workers compensation	6,607	7,128
Medical liabilities	3,790	3,537
Interest	3,365	3,732
Commissions payable	1,366	1,478
Contingency liability	—	2,719
Restructuring liability	1,523	—
Other accrued liabilities	8,227	6,486
Total accrued liabilities	$46,182	$42,863

Other long-term liabilities:
Deferred liability	$6,266	$5,591
Derivative liability	1,824	—
Other long-term liabilities	4,014	4,481
Total other long-term liabilities	$12,104	$10,072

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$9,800	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	450,000
Promissory Note	6.00%		July, 2013 to September, 2016	793	903
RMB Loan Contract	floating		January, 2014	9,720	9,522
BES Euro Line	floating		December, 2013	4,294	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	1,243	1,272
Total borrowings				430,850	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(1,102)	408
Total borrowings — net				429,748	466,467
Less — long term debt due within one year				14,242	4,583
Total long-term portion of borrowings — net				$415,506	$461,884
_____________________________

(1)	See Interest Rate Agreement under “Senior Secured Notes” below and in note 9.

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and

Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at June 30, 2013. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at June 30, 2013. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were borrowings of $9.8 million under the facility at June 30, 2013. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2012. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million and natural gas reserves totaling $0.1 million as of June 30, 2013. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At June 30, 2013, we had $8.7 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $68.8 million at June 30, 2013, compared to $68.6 million under the ABL Facility at December 31, 2012.

Senior Secured Notes

On May 18, 2012, Libbey Glass closed its offering of the $450.0 million Senior Secured Notes. The notes offering was issued at par and had related fees of approximately $13.2 million. These fees will be amortized to interest expense over the life of the notes.

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

On May 7, 2013, Libbey Glass redeemed an aggregate principal amount of $45.0 million of the Senior Secured Notes in accordance with the terms of the Notes Indenture. Pursuant to the terms of the Notes Indenture, the redemption price for the

Senior Secured Notes was 103 percent of the principal amount of the redeemed Senior Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the Senior Secured Notes outstanding was $405.0 million. In conjunction with this redemption, we recorded $2.5 million of expense, representing $1.3 million for an early call premium and $1.2 million for the write off of a pro rata amount of financing fees.

For the three and six months ended June 30, 2012, loss on redemption of debt included charges of $23.6 million for an early call premium and $11.0 million for the write off of the remaining financing fees and discounts from the former Senior Secured Notes.

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

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at June 30, 2013, excluding applicable fees, is 5.5 percent. The New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of June 30, 2013, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Fair market value of Rate Agreements - asset (liability)	$(1,781)	$298
Adjustment to increase (decrease) carrying value of the related long-term debt	$(1,102)	$408
The net impact recorded on the Condensed Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Income (expense) on hedging activities in other income (expense)	$(347)	$(173)	$(569)	$246
Income on hedging activities in loss on redemption of debt	$—	$3,502	$—	$3,502

The fair value of the Old and New Rate Agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2013, we had $0.8 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At June 30, 2013, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $40.5 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of June 30, 2013, the annual interest rate was 5.90 percent. As of June 30, 2013, the outstanding balance was RMB 60.0 million (approximately $9.7 million) which is due on January 20, 2014. Interest is payable quarterly. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

BES Euro Line

In January 2007, Crisal (Libbey Portugal) entered into a seven-year €11.0 million line of credit (approximately $14.3 million) with Banco Espírito Santo, S.A. (BES). The $4.3 million outstanding at June 30, 2013, was the U.S. dollar equivalent of the €3.3 million outstanding under the line at an interest rate of 5.32 percent. Payment of principal in the amount of €3.3 million (approximately $4.3 million) is due in December 2013. Interest with respect to the line is paid semi-annually.

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

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 1 in the fair value hierarchy) for the same or similar issues. Our $405.0 million Senior Secured Notes had an estimated fair value of $423.2 million at June 30, 2013. At December 31, 2012, the $450.0 million outstanding Senior Secured Notes had an estimated fair value of $488.3 million. The fair value of the remainder of our debt approximates carrying value at June 30, 2013 and December 31, 2012 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2013 we had $9.8 million borrowings under our ABL Facility and $8.7 million of letters of credit issued under that facility. As a result, we had $68.8 million of unused availability remaining under the ABL Facility at June 30, 2013. In addition, we had $10.5 million of cash on hand at June 30, 2013.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced our plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio and Monterrey, Mexico locations. These activities are all within the Americas segment and are expected to be completed by the end of the first quarter of 2014. In connection with this plan, we expect to incur pretax charges in the range of approximately $8.0 million to $10.0 million. This estimate consists of: (i) up to $4.0 million in fixed asset impairment charges, (ii) up to $2.0 million in severance and other employee related costs and (iii) up to $4.0 million in production transfer expenses. We expect approximately $5.5 million of the pretax charge to result in cash expenditures, most of which is expected to be paid throughout the remainder of 2013. For the three and six months ended June 30, 2013, we recorded a pretax charge of $1.0 million and $5.9 million respectively, which included employee termination costs, fixed asset impairment charges and depreciation expense. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets is to adjust certain machinery and equipment to the estimated fair market value.

The following table summarizes the pretax charge incurred for the three and six months ended June 30, 2013:

(dollars in thousands)	Three months ended June 30, 2013	Six months ended June 30, 2013
Accelerated depreciation	$1,133	$1,699
Included in cost of sales	1,133	1,699
Employee termination cost & other	(412)	1,910
Fixed asset write-down	—	1,992
Production transfer expenses	327	327
Included in special charges	(85)	4,229
Total pretax charge	$1,048	$5,928

The following is the capacity realignment reserve activity for the six months ended June 30, 2013:

(dollars in thousands)	Reserve Balance at January 1, 2013	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at June 30, 2013
Accelerated depreciation	$—	$1,699	$—	$(1,699)	$—
Employee termination cost & other	—	1,910	(387)	—	1,523
Fixed asset write-down	—	1,992	—	(1,992)	—
Production transfer expenses	—	327	(327)	—	—
Total	$—	$5,928	$(714)	$(3,691)	$1,523

6.	Income Taxes

Our effective tax rate was 27.8 percent for the six months ended June 30, 2013, compared to (23.3) percent for the six months ended June 30, 2012. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, accruals related to uncertain tax positions and tax planning structures. At June 30, 2013 and December 31, 2012, we had $1.0 million and $1.5 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. During the three months ended June 30, 2013, we recorded no additional income tax benefit. During the six months ended June 30, 2013, we recorded an income tax benefit, exclusive of interest and penalties, of $0.5 million due to the reversal of an accrual for an uncertain tax position that expired under the statute of limitations.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. A tax benefit of $4.2 million was recorded in our income tax provision for the three months and six months ended June 30, 2012. There was no similar benefit recorded for the three months and six months ended June 30, 2013.

Our current and future provision for income taxes for 2013 is impacted by valuation allowances. In the United States, the Netherlands and Portugal, we have recorded valuation allowances against our deferred income tax assets. We did not change our conclusion related to entities with a recorded valuation allowance for the six months ended June 30, 2013, or the six months ended June 30, 2012. In assessing the need for recording or releasing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there was an unusual, infrequent or extraordinary item to be considered. Based on our analysis of all available evidence, we intend to maintain these allowances until it is more likely than not that the deferred income tax assets will be realized. We will continue to monitor and assess the need for these allowances quarterly in each jurisdiction.

Income tax payments consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Total income tax payments, net of refunds	$7,270	$1,122	$9,539	$2,615
Less: credits or offsets	1,339	816	1,724	1,424
Cash paid, net	$5,931	$306	$7,815	$1,191

Cash paid for income taxes has increased for the three and six months ended June 30, 2013 due to net operating loss carryforwards being fully utilized in 2012 in China and timing of payments in Mexico.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$1,092	$1,370	$686	$548	$1,778	$1,918
Interest cost	3,501	3,827	1,195	1,178	4,696	5,005
Expected return on plan assets	(5,605)	(4,461)	(496)	(583)	(6,101)	(5,044)
Amortization of unrecognized:
Prior service cost	293	522	60	62	353	584
Loss	2,263	1,719	215	124	2,478	1,843
Settlement charge	715	37	—	—	715	37
Pension expense	$2,259	$3,014	$1,660	$1,329	$3,919	$4,343

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$2,370	$2,925	$1,408	$990	$3,778	$3,915
Interest cost	6,982	7,846	2,451	2,434	9,433	10,280
Expected return on plan assets	(11,204)	(8,946)	(977)	(1,190)	(12,181)	(10,136)
Amortization of unrecognized:
Prior service cost	586	1,043	122	128	708	1,171
Loss	4,350	3,520	453	259	4,803	3,779
Settlement charge	715	457	—	—	715	457
Pension expense	$3,799	$6,845	$3,457	$2,621	$7,256	$9,466

During the second quarter of 2013 and the first half of 2012, we incurred pension settlement charges totaling $0.7 million and $0.5 million, respectively. The pension settlement charges were triggered by excess lump sum distributions, which required us to record unrecognized gains and losses in our pension plan accounts. We have contributed $2.1 million and $2.8 million of cash into our pension plans for the three and six months ended June 30, 2013, respectively. Pension contributions for the remainder of 2013 are estimated to be $3.6 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$203	$367	$1	$1	$204	$368
Interest cost	610	856	31	26	641	882
Amortization of unrecognized:
Prior service cost	36	106	—	—	36	106
Loss / (gain)	138	229	1	(1)	139	228
Non-pension postretirement benefit expense	$987	$1,558	$33	$26	$1,020	$1,584

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$595	$735	$1	$1	$596	$736
Interest cost	1,311	1,713	54	52	1,365	1,765
Amortization of unrecognized:
Prior service cost	70	211	—	—	70	211
Loss / (gain)	429	458	—	(1)	429	457
Non-pension postretirement benefit expense	$2,405	$3,117	$55	$52	$2,460	$3,169

Our 2013 estimate of non-pension cash payments is $4.7 million, and we have paid $1.2 million and $2.2 million for the three and six months ended June 30, 2013, respectively.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2013	2012	2013	2012
Numerators for earnings per share:
Net income (loss) that is available to common shareholders	$12,436	$(10,143)	$14,425	$(9,502)

Denominator for basic earnings per share:
Weighted average shares outstanding	21,288,897	20,837,843	21,202,411	20,803,629

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units (1)	654,388	—	504,622	—
Adjusted weighted average shares and assumed conversions	21,943,285	20,837,843	21,707,033	20,803,629

Basic earnings (loss) per share	$0.58	$(0.49)	$0.68	$(0.46)

Diluted earnings (loss) per share	$0.57	$(0.49)	$0.66	$(0.46)

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$—	Derivative asset	$298
Total designated		—		298
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	458	Prepaid and other current assets	41
Total undesignated		458		41
Total		$458		$339

	Liability Derivatives:
(dollars in thousands)	June 30, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability	$69	Derivative liability	$420
Natural gas contracts	Other long-term liabilities	43	Other long-term liabilities	—
Interest rate contract	Other long-term liabilities	1,781	Other long-term liabilities	—
Total designated		1,893		420
Total		$1,893		$420

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

Upon the refinancing of the former Senior Secured Notes, the remaining unamortized balance of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Condensed Consolidated Statements of Operations, refer to the Borrowings footnote for further discussion.

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

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Interest rate swap	$(1,723)	$(352)	$(2,079)	$(339)
Related long-term debt	1,376	3,681	1,510	4,087
Net impact	$(347)	$3,329	$(569)	$3,748

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related interest rate swap was recorded on the Condensed Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Loss on redemption of debt	$—	$3,502	$—	$3,502
Other income (expense)	(347)	(173)	(569)	246
Net impact	$(347)	$3,329	$(569)	$3,748

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts and other derivatives is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of June 30, 2013, we had commodity contracts for 1,550,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2012, we had commodity contracts for 2,400,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at June 30, 2013. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Operations. We recognized in the three and six months ended June 30, 2013 $0.3 million of ineffectiveness in Other Income (Expense) in the Condensed Consolidated Statements of Operations for certain contracts at our Mexico facility. This ineffectiveness was related to a change in pricing caused by the Mexican government instituting a fixed surcharge. The ineffectiveness is not expected to continue so we have continued to consider the contracts effective as appropriate under FASB ASC 815 "Derivatives and Hedging." We paid (received) additional cash of $(0.3) million and $1.7 million in the three months ended June 30, 2013 and 2012, respectively, and a nil amount and $3.2 million in the six months ended June 30, 2013 and 2012, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.1 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(377)	$586	$590	$(1,518)
Total	$(377)	$586	$590	$(1,518)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2013	2012	2013	2012
Derivative:	Location:
Natural gas contracts	Cost of sales	$252	$(1,736)	$6	$(3,196)
Total impact on net income (loss)		$252	$(1,736)	$6	$(3,196)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. As of June 30, 2013 and December 31, 2012, we had contracts for C$7.9 million and C$14.8 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2013	2012	2013	2012
Derivative:	Location:
Currency contracts	Other income (expense)	$166	$132	$417	$(30)
Total		$166	$132	$417	$(30)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the New Rate Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of June 30, 2013, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended June 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on March 31, 2013	$(4,566)	$1,534	$(137,217)	$(140,249)

Other comprehensive income (loss)	2,335	(377)	3,059	5,017
Currency impact	—	—	307	307

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,600	2,600
Amortization of prior service cost (1)	—	—	369	369
Amortization of transition obligation (1)	—	—	21	21
Cost of sales	—	(252)	—	(252)
Current-period other comprehensive income (loss)	2,335	(629)	6,356	8,062
Tax effect	—	120	56	176
Balance on June 30, 2013	$(2,231)	$1,025	$(130,805)	$(132,011)

Six months ended June 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Other comprehensive income (loss)	(590)	590	3,059	3,059
Currency impact	—	—	(45)	(45)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	5,200	5,200
Amortization of prior service cost (1)	—	—	738	738
Amortization of transition obligation (1)	—	—	42	42
Cost of sales	—	(6)	—	(6)
Current-period other comprehensive income (loss)	(590)	584	8,994	8,988
Tax effect	—	(48)	89	41
Balance on June 30, 2013	$(2,231)	$1,025	$(130,805)	$(132,011)
___________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

11.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2013 and June 30, 2012.

At June 30, 2013, December 31, 2012 and June 30, 2012, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)
(unaudited)

	Three months ended June 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$101,406	$22,056	$99,492	$(13,050)	$209,904
Freight billed to customers	—	132	194	445	—	771
Total revenues	—	101,538	22,250	99,937	(13,050)	210,675
Cost of sales	—	66,605	16,140	83,518	(13,050)	153,213
Gross profit	—	34,933	6,110	16,419	—	57,462
Selling, general and administrative expenses	—	18,188	2,484	8,963	—	29,635
Special charges	—	(85)	—	—	—	(85)
Income (loss) from operations	—	16,830	3,626	7,456	—	27,912
Other income (expense)	—	(2,506)	(3)	42	—	(2,467)
Earnings (loss) before interest and income taxes	—	14,324	3,623	7,498	—	25,445
Interest expense	—	5,996	—	2,130	—	8,126
Income (loss) before income taxes	—	8,328	3,623	5,368	—	17,319
Provision (benefit) for income taxes	—	1,519	147	3,217	—	4,883
Net income (loss)	—	6,809	3,476	2,151	—	12,436
Equity in net income (loss) of subsidiaries	12,436	5,627	—	—	(18,063)	—
Net income (loss)	$12,436	$12,436	$3,476	$2,151	$(18,063)	$12,436

Comprehensive income (loss)	$20,674	$20,674	$3,303	$4,352	$(28,329)	$20,674

	Three months ended June 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$109,697	$19,765	$96,850	$(17,065)	$209,247
Freight billed to customers	—	130	191	438	—	759
Total revenues	—	109,827	19,956	97,288	(17,065)	210,006
Cost of sales	—	75,608	14,342	80,774	(17,065)	153,659
Gross profit	—	34,219	5,614	16,514	—	56,347
Selling, general and administrative expenses	—	17,482	1,886	8,010	—	27,378
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	16,737	3,728	8,504	—	28,969
Other income (expense)	—	(31,259)	(19)	630	—	(30,648)
Earnings (loss) before interest and income taxes	—	(14,522)	3,709	9,134	—	(1,679)
Interest expense	—	7,681	—	2,276	—	9,957
Income (loss) before income taxes	—	(22,203)	3,709	6,858	—	(11,636)
Provision (benefit) for income taxes	—	(2,661)	131	1,037	—	(1,493)
Net income (loss)	—	(19,542)	3,578	5,821	—	(10,143)
Equity in net income (loss) of subsidiaries	(10,143)	9,399	—	—	744	—
Net income (loss)	$(10,143)	$(10,143)	$3,578	$5,821	$744	$(10,143)

Comprehensive income (loss)	$(9,620)	$(9,620)	$3,818	$832	$4,970	$(9,620)

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)
(unaudited)

	Six months ended June 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$188,336	$40,416	$188,871	$(24,243)	$393,380
Freight billed to customers	—	231	428	864	—	1,523
Total revenues	—	188,567	40,844	189,735	(24,243)	394,903
Cost of sales	—	129,205	30,500	159,747	(24,243)	295,209
Gross profit	—	59,362	10,344	29,988	—	99,694
Selling, general and administrative expenses	—	33,245	5,153	17,634	—	56,032
Special charges	—	4,229	—	—	—	4,229
Income (loss) from operations	—	21,888	5,191	12,354	—	39,433
Other income (expense)	—	(2,507)	(12)	(383)	—	(2,902)
Earnings (loss) before interest and income taxes	—	19,381	5,179	11,971	—	36,531
Interest expense	—	12,416	—	4,145	—	16,561
Income (loss) before income taxes	—	6,965	5,179	7,826	—	19,970
Provision (benefit) for income taxes	—	700	149	4,696	—	5,545
Net income (loss)	—	6,265	5,030	3,130	—	14,425
Equity in net income (loss) of subsidiaries	14,425	8,160	—	—	(22,585)	—
Net income (loss)	$14,425	$14,425	$5,030	$3,130	$(22,585)	$14,425

Comprehensive income (loss)	$23,454	$23,454	$4,999	$2,800	$(31,253)	$23,454

	Six months ended June 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$203,177	$37,210	$190,009	$(33,320)	$397,076
Freight billed to customers	—	296	374	797	—	1,467
Total revenues	—	203,473	37,584	190,806	(33,320)	398,543
Cost of sales	—	149,919	27,355	155,186	(33,320)	299,140
Gross profit	—	53,554	10,229	35,620	—	99,403
Selling, general and administrative expenses	—	35,424	3,402	16,678	—	55,504
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	18,130	6,827	18,942	—	43,899
Other income (expense)	—	(30,962)	(7)	(270)	—	(31,239)
Earnings (loss) before interest and income taxes	—	(12,832)	6,820	18,672	—	12,660
Interest expense	—	15,874	—	4,491	—	20,365
Income (loss) before income taxes	—	(28,706)	6,820	14,181	—	(7,705)
Provision (benefit) for income taxes	—	(2,436)	131	4,102	—	1,797
Net income (loss)	—	(26,270)	6,689	10,079	—	(9,502)
Equity in net income (loss) of subsidiaries	(9,502)	16,768	—	—	(7,266)	—
Net income (loss)	$(9,502)	$(9,502)	$6,689	$10,079	$(7,266)	$(9,502)

Comprehensive income (loss)	$(3,867)	$(3,867)	$7,053	$7,876	$(11,062)	$(3,867)

Libbey Inc.
Condensed Consolidating Balance Sheet

	June 30, 2013 (unaudited)
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$(3,568)	$55	$14,057	$—	$10,544
Accounts receivable — net	—	38,630	5,607	47,245	—	91,482
Inventories — net	—	65,687	21,299	88,925	—	175,911
Other current assets	—	19,420	1,212	16,732	(17,364)	20,000
Total current assets	—	120,169	28,173	166,959	(17,364)	297,937
Other non-current assets	—	18,203	—	20,645	(4,190)	34,658
Investments in and advances to subsidiaries	52,882	394,048	195,294	(44,054)	(598,170)	—
Goodwill and purchased intangible assets — net	—	27,423	12,347	147,015	—	186,785
Total other assets	52,882	439,674	207,641	123,606	(602,360)	221,443
Property, plant and equipment — net	—	65,801	296	187,703	—	253,800
Total assets	$52,882	$625,644	$236,110	$478,268	$(619,724)	$773,180

Accounts payable	$—	$11,939	$2,798	$44,572	$—	$59,309
Accrued and other current liabilities	—	50,911	21,482	27,653	(16,915)	83,131
Notes payable and long-term debt due within one year	—	228	—	14,014	—	14,242
Total current liabilities	—	63,078	24,280	86,239	(16,915)	156,682
Long-term debt	—	414,264	—	1,242	—	415,506
Other long-term liabilities	—	92,289	9,638	50,373	(4,190)	148,110
Total liabilities	—	569,631	33,918	137,854	(21,105)	720,298
Total shareholders’ equity (deficit)	52,882	56,013	202,192	340,414	(598,619)	52,882
Total liabilities and shareholders’ equity (deficit)	$52,882	$625,644	$236,110	$478,268	$(619,724)	$773,180

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$43,558	$70	$23,580	$—	$67,208
Accounts receivable — net	—	33,987	3,560	43,303	—	80,850
Inventories — net	—	52,627	18,477	86,445	—	157,549
Other current assets	—	17,931	810	10,446	(16,190)	12,997
Total current assets	—	148,103	22,917	163,774	(16,190)	318,604
Other non-current assets	—	22,373	54	20,387	(4,190)	38,624
Investments in and advances to subsidiaries	24,476	384,414	194,316	(35,962)	(567,244)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	147,614	—	186,794
Total other assets	24,476	433,620	206,717	132,039	(571,434)	225,418
Property, plant and equipment — net	—	72,780	298	185,076	—	258,154
Total assets	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Accounts payable	$—	$15,339	$2,854	$47,519	$—	$65,712
Accrued and other current liabilities	—	63,674	20,194	27,857	(16,190)	95,535
Notes payable and long-term debt due within one year	—	221	—	4,362	—	4,583
Total current liabilities	—	79,234	23,048	79,738	(16,190)	165,830
Long-term debt	—	451,090	—	10,794	—	461,884
Other long-term liabilities	—	94,434	9,691	50,051	(4,190)	149,986
Total liabilities	—	624,758	32,739	140,583	(20,380)	777,700
Total shareholders’ equity (deficit)	24,476	29,745	197,193	340,306	(567,244)	24,476
Total liabilities and shareholders’ equity (deficit)	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Three months ended June 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$12,436	$12,436	$3,476	$2,151	$(18,063)	$12,436
Depreciation and amortization	—	4,611	16	6,996	—	11,623
Other operating activities	(12,436)	(13,590)	(3,499)	(3,212)	18,063	(14,674)
Net cash provided by (used in) operating activities	—	3,457	(7)	5,935	—	9,385
Additions to property, plant & equipment	—	(2,065)	(31)	(8,793)	—	(10,889)
Other investing activities	—	—	—	4	—	4
Net cash (used in) investing activities	—	(2,065)	(31)	(8,789)	—	(10,885)
Net borrowings (repayments)	—	(35,255)	—	—	—	(35,255)
Other financing activities	—	1,161	—	—	—	1,161
Net cash provided by (used in) financing activities	—	(34,094)	—	—	—	(34,094)
Exchange effect on cash	—	—	—	189	—	189
Increase (decrease) in cash	—	(32,702)	(38)	(2,665)	—	(35,405)
Cash at beginning of period	—	29,134	93	16,722	—	45,949
Cash at end of period	$—	$(3,568)	$55	$14,057	$—	$10,544

	Three months ended June 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(10,143)	$(10,143)	$3,578	$5,821	$744	$(10,143)
Depreciation and amortization	—	3,469	18	6,801	—	10,288
Other operating activities	10,143	(56,501)	(3,687)	(1,777)	(744)	(52,566)
Net cash provided by (used in) operating activities	—	(63,175)	(91)	10,845	—	(52,421)
Additions to property, plant & equipment	—	(1,133)	—	(4,253)	—	(5,386)
Other investing activities	—	—	—	239	—	239
Net cash (used in) investing activities	—	(1,133)	—	(4,014)	—	(5,147)
Net borrowings (repayments)	—	89,949	—	(9,517)	—	80,432
Other financing activities	—	(35,744)	—	—	—	(35,744)
Net cash provided by (used in) financing activities	—	54,205	—	(9,517)	—	44,688
Exchange effect on cash	—	—	—	(361)	—	(361)
Increase (decrease) in cash	—	(10,103)	(91)	(3,047)	—	(13,241)
Cash at beginning of period	—	9,892	157	22,769	—	32,818
Cash at end of period	$—	$(211)	$66	$19,722	$—	$19,577

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$14,425	$14,425	$5,030	$3,130	$(22,585)	$14,425
Depreciation and amortization	—	8,725	33	13,639	—	22,397
Other operating activities	(14,425)	(32,597)	(5,047)	(10,633)	22,585	(40,117)
Net cash provided by (used in) operating activities	—	(9,447)	16	6,136	—	(3,295)
Additions to property, plant & equipment	—	(4,069)	(31)	(15,671)	—	(19,771)
Other investing activities	—	1	—	7	—	8
Net cash (used in) investing activities	—	(4,068)	(31)	(15,664)	—	(19,763)
Net borrowings (repayments)	—	(35,309)	—	(5)	—	(35,314)
Other financing activities		1,698	—	—	—	1,698
Net cash provided by (used in) financing activities	—	(33,611)	—	(5)	—	(33,616)
Exchange effect on cash	—	—	—	10	—	10
Increase (decrease) in cash	—	(47,126)	(15)	(9,523)	—	(56,664)
Cash at beginning of period	—	43,558	70	23,580	—	67,208
Cash at end of period	$—	$(3,568)	$55	$14,057	$—	$10,544

	Six months ended June 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(9,502)	$(9,502)	$6,689	$10,079	$(7,266)	$(9,502)
Depreciation and amortization	—	7,007	37	13,780	—	20,824
Other operating activities	9,502	(86,833)	(6,815)	(5,961)	7,266	(82,841)
Net cash provided by (used in) operating activities	—	(89,328)	(89)	17,898	—	(71,519)
Additions to property, plant & equipment	—	(4,314)	—	(7,518)	—	(11,832)
Other investing activities	—	—	—	419	—	419
Net cash (used in) investing activities	—	(4,314)	—	(7,099)	—	(11,413)
Net borrowings (repayments)	—	89,898	—	(9,860)	—	80,038
Other financing activities	—	(35,716)	—	—	—	(35,716)
Net cash provided by (used in) financing activities	—	54,182	—	(9,860)	—	44,322
Exchange effect on cash	—	—	—	(104)	—	(104)
Increase (decrease) in cash	—	(39,460)	(89)	835	—	(38,714)
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$(211)	$66	$19,722	$—	$19,577

12.	Segments

Effective January 1, 2013, we revised our reporting segments to align with our previously announced regionally focused organizational structure which we believe enables us to better serve customers across the globe. Under this structure, we now report financial results for the Americas; Europe, the Middle East and Africa (EMEA); and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our two reportable segments are defined below. Our operating segments that do not meet the criteria for reportable segments are disclosed as Other.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net Sales:
Americas	$141,815	$148,584	$265,350	$278,259
EMEA	37,981	33,723	72,223	64,515
Other	30,108	26,940	55,807	54,302
Consolidated	$209,904	$209,247	$393,380	$397,076

Segment EBIT:
Americas	$32,498	$31,014	$50,650	$46,688
EMEA	569	302	(914)	(278)
Other	4,367	5,508	8,164	10,633
Total Segment EBIT	$37,434	$36,824	$57,900	$57,043

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$37,434	$36,824	$57,900	$57,043
Retained corporate costs	(5,927)	(7,428)	(10,427)	(13,308)
Loss on redemption of debt (note 4)	(2,518)	(31,075)	(2,518)	(31,075)
Pension settlement charge	(715)	—	(715)	—
Restructuring charges (note 5)	(1,048)	—	(5,928)	—
Abandoned property (note 15)	(1,781)	—	(1,781)	—
Interest expense	(8,126)	(9,957)	(16,561)	(20,365)
Income taxes	(4,883)	1,493	(5,545)	(1,797)
Net income (loss)	$12,436	$(10,143)	$14,425	$(9,502)

Depreciation & Amortization:
Americas	$7,321	$6,021	$13,849	$12,203
EMEA	2,507	2,466	4,993	5,014
Other	1,407	1,414	2,790	2,831
Corporate	388	387	765	776
Consolidated	$11,623	$10,288	$22,397	$20,824

Capital Expenditures:
Americas	$7,034	$3,259	$13,909	$8,423
EMEA	1,745	1,301	3,041	2,018
Other	1,320	510	1,655	1,023
Corporate	790	316	1,166	368
Consolidated	$10,889	$5,386	$19,771	$11,832

(dollars in thousands)	June 30, 2013	December 31, 2012
Segment Assets(1):
Americas	$172,032	$150,923
EMEA	47,881	49,981
Other	47,480	37,495
Consolidated	$267,393	$238,399
______________________________
(1) Segment assets are defined as net accounts receivable plus net inventory.

13.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(112)	$—	$(112)	$—	$(420)	$—	$(420)
Currency contracts	—	458	—	458	—	41	—	41
Interest rate agreement	—	(1,781)	—	(1,781)	—	298	—	298
Net derivative asset (liability)	$—	$(1,435)	$—	$(1,435)	$—	$(81)	$—	$(81)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	June 30, 2013	December 31, 2012
Prepaid and other current assets	$458	$41
Derivative asset	—	298
Derivative liability	(69)	(420)
Other long-term liabilities	(1,824)	—
Net derivative asset (liability)	$(1,435)	$(81)

14.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Gain (loss) on currency translation	$481	$578	$198	$(391)
Hedge ineffectiveness	(623)	(189)	(845)	230
Other non-operating income (expense)	193	38	263	(3)
Other income (expense)	$51	$427	$(384)	$(164)

15.	Contingencies

We have completed an unclaimed property audit. The property subject to review in this audit process generally included unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. At the completion of the audit in the three months ended June 30, 2013, we paid $4.5 million, which resulted in additional expense of $1.8 million in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. $2.7 million of expense was recorded in the third quarter of 2011 and accrued at December 31, 2012.

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

Overview

While the Mexican economy appears to have stabilized, the other economies in which we operate continued to be challenging during the second quarter of 2013 and we expect them to remain as such for the balance of the year. The U.S. economy experienced the negative effects of the increased 2.0 percent FICA tax, sequestration and generally uncertain economic environment and unfavorable weather during the first half of 2013. The European economy remains soft, and the rate of economic growth has slowed considerably in China as compared to the first half of 2012. As a result of these factors, our net sales were flat for the second quarter and declined 0.9 percent in the first half of 2013 as compared to the 2012 periods. Despite these conditions and our underutilized capacity in the Americas during the second quarter related to our production realignment and a significant furnace rebuild, we grew our US and Canada foodservice market channel 1.8 percent and saw increased volume in every other region overall and achieved an all-time record for quarterly Adjusted EBITDA of $42.0 million. This improvement of 5.8 percent over $39.7 million in the second quarter of 2012 was a result of our commitment to improving our cost structure while leveraging our leadership positions in key lines of business and strengthening our balance sheet.

Strengthening our balance sheet remains a high priority. We redeemed $45.0 million of our Senior Secured Notes on May 7, 2013. As of June 30, 2013, we had available capacity of $68.8 million under our ABL credit facility, with $9.8 million outstanding under our ABL Facility and $10.5 million in cash on hand.

We continue to successfully implement "Libbey 2015", our comprehensive business strategy launched in the second half of 2012 to improve our financial position and our ability to compete effectively in the market today and into the future. Libbey 2015 is centered on reducing our costs and boosting efficiency, reinforcing our leadership position in key channels, accelerating growth in the Asia Pacific region and reducing our liabilities and the working capital required to operate the core business. In February 2013, we announced our plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana manufacturing facility. On May 30, 2013 we commenced the activities we announced in February and are currently in the process of relocating a portion of the production from Shreveport, Louisiana to our Toledo, Ohio and Monterrey, Mexico locations. These activities are all within the Americas segment and are expected to be completed by the end of the first quarter of 2014. In connection with this plan, we expect to incur a pretax charge in the range of approximately $8.0 million to $10.0 million. Of that amount, we recorded a pretax charge of $1.0 million and $5.9 million for the three and six months ended June 30, 2013, respectively, which included employee termination costs, fixed asset impairment charges and depreciation expense. (See note 5 to the Condensed Consolidated Financial Statements for a further discussion.)

Effective January 1, 2013, we revised our reporting segments to align with our previously announced regionally focused organizational structure which we believe enables us to better serve customers across the globe. Under this structure, we now report financial results for the Americas; Europe, the Middle East and Africa (EMEA); and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our two reportable segments are defined below. Our operating segments that do not meet the criteria for reportable segments are disclosed as Other.

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

Results of Operations

The following table presents key results of our operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2013	2012	2013	2012
Net sales	$209,904	$209,247	$393,380	$397,076
Gross profit (2)	$57,462	$56,347	$99,694	$99,403
Gross profit margin	27.4%	26.9%	25.3%	25.0%
Income from operations (IFO) (3)	$27,912	$28,969	$39,433	$43,899
IFO margin	13.3%	13.8%	10.0%	11.1%
Earnings (loss) before interest and income taxes(EBIT)(1)(2)(3)(4)	$25,445	$(1,679)	$36,531	$12,660
EBIT margin	12.1%	(0.8)%	9.3%	3.2%
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)(1)(3)(4)	$37,068	$8,609	$58,928	$33,484
EBITDA margin	17.7%	4.1%	15.0%	8.4%
Adjusted EBITDA(1)	$41,997	$39,684	$68,171	$64,559
Adjusted EBITDA margin	20.0%	19.0%	17.3%	16.3%
Net income (loss) (2)(3)(4)	$12,436	$(10,143)	$14,425	$(9,502)
Net income (loss) margin	5.9%	(4.8)%	3.7%	(2.4)%
Diluted net income (loss) per share	$0.57	$(0.49)	$0.66	$(0.46)
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Second Quarter 2013 Compared to Second Quarter 2012 and the Discussion of First Six Months 2013 Compared to First Six Months 2012 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three and six month periods ended June 30, 2013 include $1.1 million and $1.7 million, respectively, of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. (See note 5 to the Condensed Consolidated Financial Statements.)

(3)
In addition to item (2) above, the three and six month periods ended June 30, 2013 include ($0.1) million and $4.2 million, respectively, in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility; $1.8 million for abandoned property charges; and $0.7 million of pension settlement charges. (See notes 5, 7 and 15 to the Condensed Consolidated Financial Statements.)

(4)
In addition to item (3) above, the three and six month periods ended June 30, 2013 include a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013. The three and six month periods ended June 30, 2012 include $31.1 million for the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million of former Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. (See note 4 to the Condensed Consolidated Financial Statements.)

Discussion of Second Quarter 2013 Compared to Second Quarter 2012
Net Sales
For the quarter ended June 30, 2013, net sales increased 0.3 percent to $209.9 million, compared to $209.2 million in the year-ago quarter. When adjusted for currency impact, net sales were down 1.1 percent. The increase in net sales was attributable to increased sales of $4.3 million and $3.2 million in EMEA and Other, respectively, offset by a $6.8 million decrease in the Americas.

	Three months ended June 30,
(dollars in thousands)	2013	2012
Americas	$141,815	$148,584
EMEA	37,981	33,723
Other	30,108	26,940
Consolidated	$209,904	$209,247

Net Sales — Americas

Net sales in the Americas were $141.8 million, compared to $148.6 million in the second quarter of 2012, a decrease of 4.6 percent (a decrease of 6.1 percent excluding currency fluctuation). The primary contributor was a 7.8 percent decrease in sales within our US and Canadian end market due to weaker retail and business to business sales resulting from mixed point of sale retail results at many major retailers, discontinued items from our realignment of production and weaker volume in the scented candles and floral product lines of our business to business market channel, partially offset by a 1.8 percent increase in shipments to US and Canada foodservice customers. The overall US and Canadian decline was partially offset by a 3.5 percent increase in sales to customers within our Mexican and Latin American end market driven by foodservice and retail sales resulting from increased volume of product sold.

Net Sales — EMEA

Net sales in EMEA were $38.0 million, compared to $33.7 million in the second quarter of 2012, an increase of 12.6 percent (an increase of 10.9 percent excluding currency fluctuation). The primary contributor to the increased net sales was increased shipments to EMEA customers as we aggressively pursued business in Europe.

Gross Profit

Gross profit increased to an all-time record of $57.5 million in the second quarter of 2013, compared to $56.3 million in the prior year quarter. Gross profit as a percentage of net sales increased to 27.4 percent in the second quarter of 2013, compared to 26.9 percent in the prior year period. The primary drivers of the $1.1 million gross profit increase were $3.9 million of favorable labor and benefits, a favorable currency impact of $2.5 million, a favorable sales volume and mix of $1.8 million, favorable repairs and maintenance of $1.2 million, and favorable electricity of $1.0 million. Partially offsetting these was $6.6 million attributable to decreased production activity net of volume-related production costs due to a slower than anticipated start up of a significant furnace rebuild, relocation of production as part of our re-alignment, and loss of production due to a power failure, $1.1 million for accelerated depreciation related to the realignment of capacity in the Americas, $0.8 million for direct materials, and $0.7 million for natural gas.

Income From Operations

Income from operations for the quarter ended June 30, 2013 decreased $1.1 million, to $27.9 million, compared to $29.0 million in the prior year quarter. Income from operations as a percentage of net sales was 13.3 percent for the quarter ended June 30, 2013, compared to 13.8 percent in the prior year quarter. The decrease in income from operations is the result of a $1.8 million charge related to abandoned property and $0.7 million related to a pension settlement charge. Partially offsetting these were the $1.1 million increase in gross profit (discussed above), a favorable $0.9 million in labor and benefit expenses as a result of the cost reduction activities taken in the second half of 2012 and a favorable $0.3 million in legal and professional fees.

Earnings (Loss) Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended June 30, 2013 increased by $27.1 million, to $25.4 million from $(1.7) million in the second quarter of 2012. EBIT as a percentage of net sales increased to 12.1 percent in the second quarter of 2013, compared to (0.8) percent in the prior year quarter. The increase in EBIT is a result of the second quarter of 2012 including $31.1 million for loss on redemption of debt, as compared to $2.5 million in the second quarter of 2013, partially offset by the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes the change in Segment EBIT(1) by reportable segments:

	Three months ended June 30,
(dollars in thousands)	Americas	EMEA
Segment EBIT, June 30, 2012	$31,014	$302
Sales, excluding currency	(172)	924
Manufacturing and distribution	(942)	(455)
Selling, general, administrative and other income/expense	161	(190)
Effects of changing foreign currency rates	2,437	(12)
Segment EBIT, June 30, 2013	$32,498	$569
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Americas

Segment EBIT increased to $32.5 million in the second quarter of 2013, compared to $31.0 million in the second quarter of 2012. Segment EBIT as a percentage of net sales for the Americas increased to 22.9 percent in the second quarter of 2013, compared to 20.9 percent in the prior year period. The primary drivers of the $1.5 million Segment EBIT increase were $3.0 million of favorable labor and benefits, a favorable currency impact of $2.4 million, favorable repairs and maintenance of $1.7 million, and favorable selling, general, administrative and other income (expense) of $0.4 million. Partially offsetting these was $5.9 million attributable to decreased production activity net of volume-related production costs due to a slower than anticipated start up of a significant furnace rebuild, relocation of production as part of our re-alignment, and loss of production due to a power failure.

Segment EBIT — EMEA

Segment EBIT increased to $0.6 million in the second quarter of 2013, compared to $0.3 million in the second quarter of 2012. Segment EBIT as a percentage of net sales for EMEA increased to 1.5 percent in the second quarter of 2013, compared to 0.9 percent in the prior-year period. The primary driver of the $0.3 million increase in Segment EBIT was a favorable sales volume and mix.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $28.5 million in the second quarter 2013, to $37.1 million, compared to $8.6 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 17.7 percent in the second quarter of 2013, from 4.1 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings (Loss) Before Interest and Income Taxes (EBIT) and $1.1 million of accelerated depreciation on certain fixed assets included in the capacity realignment.

Adjusted EBITDA

Adjusted EBITDA increased by $2.3 million in the second quarter of 2013, to $42.0 million, compared to $39.7 million in the second quarter of 2012. As a percentage of net sales, Adjusted EBITDA was 20.0 percent for the second quarter of 2013, compared to 19.0 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below, in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended June 30,
(dollars in thousands)	2013	2012
Net income (loss)	$12,436	$(10,143)
Add: Interest expense	8,126	9,957
Add: Provision (benefit) provision for income taxes	4,883	(1,493)
Earnings (loss) before interest and income taxes (EBIT)	25,445	(1,679)
Add: Depreciation and amortization	11,623	10,288
Earnings before interest, taxes, deprecation and amortization (EBITDA)	37,068	8,609
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	2,518	31,075
Pension Settlement (see note 7)	715	—
Abandoned property (see note 15)	1,781	—
Restructuring charges (see note 5) (2)	1,048	—
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	(1,133)	—
Adjusted EBITDA	$41,997	$39,684
__________________________________

(1)
Loss on redemption of debt for the three months ended June 2013 includes the write-off of unamortized finance fees and call premium payments on the $45.0 million Senior Secured Notes redeemed in May 2013. Loss on redemption of debt for the three months ended June 2012 includes the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million former Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap.

(2)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility.

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

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $12.4 million, or $0.57 per diluted share, in the second quarter of 2013, compared to a net (loss) of $(10.1) million, or ($0.49) per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was 5.9 percent in the second quarter of 2013, compared to (4.8) percent in the year-ago quarter. The increase in net income (loss) and diluted net income (loss) per share is due to the factors discussed in Earnings (Loss) Before Interest and Income Taxes (EBIT) above and a $1.8 million reduction in interest expense, partially offset by a $6.4 million increase in the provision for income taxes. The reduction in interest expense is primarily the result of lower interest rates resulting from our May 2012 refinancing. The effective tax rate was an expense of 28.2 percent for the second quarter of 2013, compared to a benefit of 12.8 percent in year-ago quarter. The effective tax rate was influenced by jurisdictions with recorded valuation allowances and changes in the mix of earnings in countries with differing statutory tax rates.

Discussion of First Six Months 2013 Compared to First Six Months 2012

Net Sales

For the six months ended June 30, 2013, net sales decreased 0.9 percent to $393.4 million, compared to $397.1 million in the year-ago period. The decrease in net sales was attributable to decreased sales in the Americas, offset by increased sales in EMEA.

	Six months ended June 30,
(dollars in thousands)	2013	2012
Americas	$265,350	$278,259
EMEA	72,223	64,515
Other	55,807	54,302
Consolidated	$393,380	$397,076

Net Sales — Americas

Net sales in the Americas were $265.4 million in the first six months of 2013 compared to $278.3 million in the first six months of 2012, a decrease of 4.6 percent (a 5.7 percent decrease excluding the impact of currency). The primary contributor was an 8.1 percent decrease in sales within our US and Canadian market due to unfavorable weather, the increased 2.0 percent FICA tax, retail and business to business sales resulting from mixed point of sale retail results at many major retailers, discontinued items from our realignment of production and weaker volume in the scented candles and floral product lines of our business to business market channel. Partially offsetting this was a 4.0 percent increase (a 0.5 percent increase excluding the impact of currency) in sales to customers within our Mexican and Latin American end market driven by foodservice and retail sales resulting from increased shipments and a more favorable mix of product sold.

Net Sales — EMEA

Net sales in EMEA were $72.2 million in the first six months of 2013 compared to $64.5 million in the first six months of 2012, an increase of 11.9 percent (10.7 percent excluding the impact of currency). The primary contributor to the increased net sales was increased shipments to EMEA customers.

Gross Profit

Gross profit increased to $99.7 million in the first six months of 2013, compared to $99.4 million in the prior year period. Gross profit as a percentage of net sales remained flat as compared to the prior year period. The primary drivers of the $0.3 million gross profit increase were $5.7 million of favorable labor and benefits, a favorable currency impact of $3.6 million, a favorable sales volume and mix of $1.4 million, favorable repairs and maintenance of $3.3 million, and favorable electricity of $0.7 million. Partially offsetting these was $12.1 million attributable to decreased production activity net of volume-related production costs due to a significant furnace rebuild and its slower than anticipated start up, relocation of production as part of our re-alignment, loss of production due to a power failure, and $1.7 million for accelerated depreciation related to the realignment of capacity in the Americas.

Income From Operations

Income from operations for the six months ended June 30, 2013 decreased $4.5 million, to $39.4 million, compared to $43.9 million in the prior year period. Income from operations as a percentage of net sales was 10.0 percent for the six months ended June 30, 2013, compared to 11.1 percent in the prior-year period. The decrease in income from operations is the result of gross profit remaining flat (discussed above), a $4.2 million charge related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility and a $0.5 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense is attributable to $1.8 million of abandoned property expense and $0.7 million of pension settlement charges, offset by $2.5 million of favorable labor and benefit expenses as a result of the cost reduction activities taken in the second half of 2012.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the six months ended June 30, 2013 increased by $23.9 million to $36.5 million from $12.7 million in the first six months of 2012. EBIT as a percentage of net sales increased to 9.3 percent in the first six months of 2013, compared to 3.2 percent in the prior year period. The increase in EBIT is a result of the $28.6 million decrease in loss on redemption of debt, partially offset by a decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Six months ended June 30,
(dollars in thousands)	Americas	EMEA
Segment EBIT, June 30, 2012	$46,688	$(278)
Sales, excluding currency	115	1,213
Manufacturing and distribution	(1,663)	(1,495)
Selling, general, administrative and other income/expense	1,841	(287)
Effects of changing foreign currency rates	3,669	(67)
Segment EBIT, June 30, 2013	$50,650	$(914)
____________________________________

(1)
Segment EBIT represents earnings (loss) before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Americas

Segment EBIT increased to $50.7 million in the first six months of 2013, compared to $46.7 million in the first six months of 2012. Segment EBIT as a percentage of net sales increased to 19.1 percent in the first six months of 2013, compared to 16.8 percent in the prior year period. The primary drivers of the $4.0 million Segment EBIT increase were $4.5 million of favorable labor and benefits, a favorable currency impact of $3.7 million, favorable repairs and maintenance of $3.6 million, favorable electricity of $0.8 million, favorable rent expense of $0.4 million, and $1.8 million favorable impact from changes in selling, general, administrative and other income (expense). Partially offsetting these was $11.0 million attributable to decreased production activity net of volume-related production costs due to a significant furnace rebuild and its subsequent slower than anticipated start up, relocation of production as part of our re-alignment, and loss of production due to a power failure.

Segment EBIT — EMEA

Segment EBIT decreased by $0.6 million to ($0.9) million for the first six months of 2013, compared to ($0.3) million in the prior year period. Segment EBIT as a percentage of net sales decreased to (1.3) percent for the six months ended June 30, 2013, compared to (0.4) percent in the prior year six month period. The primary driver of the $0.6 million decrease in Segment EBIT was the impact of actions taken relative to our Libbey 2015 Strategy to improve cash generation in Europe.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $25.4 million in the first six months of 2013, to $58.9 million, compared to $33.5 million in the year-ago period. As a percentage of net sales, EBITDA increased to 15.0 percent in the first six months of 2013, from 8.4 percent in the year ago period. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT) and $1.7 million of accelerated depreciation on certain fixed assets included in the capacity realignment.

Adjusted EBITDA

Adjusted EBITDA increased by $3.6 million in the first six months of 2013, to $68.2 million, compared to $64.6 million in the first six months of 2012. As a percentage of net sales, Adjusted EBITDA was 17.3 percent for the first six months of 2013, compared to 16.3 percent in the year ago period. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Six months ended June 30,
(dollars in thousands)	2013	2012
Net income (loss)	$14,425	$(9,502)
Add: Interest expense	16,561	20,365
Add: Provision for income taxes	5,545	1,797
Earnings before interest and income taxes (EBIT)	36,531	12,660
Add: Depreciation and amortization	22,397	20,824
Earnings before interest, taxes, deprecation and amortization (EBITDA)	58,928	33,484
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	2,518	31,075
Pension Settlement (see note 7)	715	—
Abandoned property (see note 15)	1,781	—
Restructuring charges (see note 5) (2)	5,928	—
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	(1,699)	—
Adjusted EBITDA	$68,171	$64,559
____________________________________

(1)
Loss on redemption of debt for the six months ended June 2013 includes the write-off of unamortized finance fees and call premium payments on the $45.0 million Senior Secured Notes redeemed in May 2013. Loss on redemption of debt for the six months ended June 2012 includes the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million former Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap.

(2)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Second Quarter 2013 Compared with Second Quarter 2012 above.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $14.4 million, or $0.66 per diluted share, in the first six months of 2013, compared to a net (loss) of $(9.5) million, or $(0.46) per diluted share, in the year ago period. Net income as a percentage of net sales was 3.7 percent in the first six months of 2013, compared to (2.4) percent in the first six months of 2012. The increase in net income and diluted net income per share is generally due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above, a $3.8 million reduction in interest expense, partially offset by a $3.7 million increase in the provision for income taxes. The reduction in interest expense is primarily the result of lower interest rates on the Senior Secured Notes. The effective tax rate was 27.8 percent for the first six months of 2013, compared to a negative 23.3 percent in year-ago period. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates and changes in accruals related to uncertain tax positions.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2013, we had $9.8 million outstanding under our ABL Facility and we had $8.7 million of letters of credit issued under that facility. As a result, we had $68.8 million of unused availability remaining under the ABL Facility at June 30, 2013. In addition, we had $10.5 million of cash on hand at June 30, 2013.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

On May 7, 2013, Libbey Glass Inc. redeemed an aggregate principal amount of $45.0 million of our outstanding Senior Secured Notes due 2020. We funded this redemption using cash on hand and borrowings under our ABL Facility.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2013	December 31, 2012
Accounts receivable — net	$91,482	$80,850
DSO (1)	40.6	35.8
Inventories — net	$175,911	$157,549
DIO (2)	78.1	69.7
Accounts payable	$59,309	$65,712
DPO (3)	26.3	29.1
Working capital (4)	$208,084	$172,687
DWC (5)	92.4	76.4
Percentage of net sales	25.3%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $208.1 million at June 30, 2013, an increase of $35.4 million from December 31, 2012. Our working capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality and building inventory to service our customers during the re-alignment of the Americas production capacity and for upcoming furnace rebuilds and maintenance activities. The impact of currency decreased total working capital by $0.2 million at June 30, 2013, primarily driven by the euro, with a partial offset by the Mexican peso. As a result of the factors above, working capital as a percentage of last twelve-month net sales increased to 25.3 percent at June 30, 2013 from 20.9 percent at December 31, 2012, but was comparable to the 24.5 percent for the period ended June 30, 2012.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$9,800	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	450,000
Promissory Note	6.00%		July, 2013 to September, 2016	793	903
RMB Loan Contract	floating		January, 2014	9,720	9,522
BES Euro Line	floating		December, 2013	4,294	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	1,243	1,272
Total borrowings				430,850	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(1,102)	408
Total borrowings — net (2)				$429,748	$466,467
____________________________________

(1)	See “Derivatives” below and notes 4 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $430.9 million and $466.1 million at June 30, 2013 and December 31, 2012, respectively.

Of our total borrowings, $68.8 million, or approximately 16.0 percent, was subject to variable interest rates at June 30, 2013. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.7 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.5 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.9 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net cash provided by (used in) operating activities	$9,385	$(52,421)	$(3,295)	$(71,519)
Capital expenditures	(10,889)	(5,386)	(19,771)	(11,832)
Proceeds from asset sales and other	4	239	8	419
Free Cash Flow (1)	$(1,500)	$(57,568)	$(23,058)	$(82,932)
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

Discussion of Second Quarter 2013 vs. Second Quarter 2012 Cash Flow

Our net cash provided by (used in) operating activities was $9.4 million in the second quarter 2013 compared to $(52.4) million in the second quarter of 2012 an improvement of $61.8 million. The major factors impacting cash flow from operations was the favorable cash flow of $83.6 million in reduced pension and non-pension postretirement payments, which included a $79.7 million contribution to the U.S. pension plans in 2012. Partially offsetting this was an unfavorable cash flow impact of income tax payments of $5.6 million, interest payments of $5.6 million, abandoned property payments of $4.5 million, prepaid expenses of $2.5 million, and 2012 interest rate swap proceeds of $3.6 million.

Our net cash used in investing activities was $(10.9) million and $(5.1) million in the second quarter of 2013 and 2012, respectively, primarily representing capital expenditures.

Net cash used in financing activities was ($34.1) million in the second quarter of 2013, compared to net cash provided by financing activities of $44.7 million in the year-ago quarter. Second quarter 2013 reflects senior note payments of $45.0 million, offset by $9.8 million in the net borrowings on the ABL credit facility. Second quarter 2012 reflects senior note proceeds of $450.0 million, offset by former senior note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $12.2 million, and other debt payments of $9.6 million.

Our Free Cash Flow was $(1.5) million during the second quarter of 2013, compared to $(57.6) million in the year-ago quarter, an improvement of $56.1 million. The primary contributors to this change were the $61.8 million favorable cash flow impact from operating activities in the current period, as discussed above, offset by an additional $5.5 million in capital expenditures.

Discussion of First Six Months 2013 vs. First Six Months 2012 Cash Flow

Our net cash used in operating activities was $(3.3) million and $(71.5) million in the first six months of 2013 and 2012, respectively, an increase of $68.2 million. The major factors impacting cash flow from operations was the favorable cash flow of $91.1 million in reduced pension and non-pension postretirement payments, which included a $79.7 million contribution to the U.S. pension plans in 2012, and $12.4 million in reduced interest payments. Partially offsetting this was an unfavorable cash flow impact of working capital of $8.5 million, labor related payments of $6.2 million, income tax payments of $6.6 million, abandoned property payments of $4.5 million, prepaid expenses of $4.1 million, and 2012 interest rate swap proceeds of $3.6 million.

Our net cash used in investing activities was $(19.8) million and $(11.4) million in the first six months of 2013 and 2012, respectively, primarily representing capital expenditures.

Net cash (used in) provided by financing activities was $(33.6) million in the first six months of 2013, compared to $44.3 million in the year-ago period. The first half of 2013 reflects senior note payments of $45.0 million and call premium payments of $1.4 million, offset by $9.8 million in the net borrowings on the ABL credit facility and stock options exercised of $3.0 million. The first half of 2012 reflects senior note proceeds of $450.0 million, offset by former senior note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $12.2 million, and other debt payments of $10.0 million.

Our Free Cash Flow was $(23.1) million during the first six months of 2013, compared to $(82.9) million in the first six months of 2012, an increase of $59.9 million. The primary contributors to this change were the $68.2 million favorable cash flow impact from operating activities in the six month period, as discussed above, offset by an additional $7.9 million in capital expenditures.

Derivatives

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our former Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate

Agreement at June 30, 2013, excluding applicable fees, is 5.5 percent. This New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of June 30, 2013, by Standard and Poor’s.

The fair market value for the New Rate Agreement at June 30, 2013, was a $1.8 million liability. The fair market value of the New Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2013, we had commodity futures contracts for 1,550,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.1 million liability. We have hedged a portion of our forecasted transactions through December 2014. At December 31, 2012, we had commodity futures contracts for 2,400,000 million BTUs of natural gas with a fair market value of a $(0.4) million liability. The counterparties for these derivatives were rated BBB+ or better as of June 30, 2013, by Standard & Poor’s.

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

Interest Rates

We have an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the New Rate Agreement at June 30, 2013 is 5.5 percent per year. The New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the New Rate Agreement were to fail to perform, the New Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of June 30, 2013 by Standard and Poor’s.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of June 30, 2013.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2013	—	—	—	1,000,000
May 1 to May 31, 2013	—	—	—	1,000,000
June 1 to June 30, 2013	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from

2004 through the six months ended June 30, 2013. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 5. Other Information

Effective August 7, 2013, our Board of Directors approved the Amended and Restated By-Laws attached as Exhibit 3.2 to this Form 10-Q. The following is a brief summary of the material changes effected by the Amended and Restated By-Laws:

•
Pursuant to Article II, Sections 9, 10 and 11, we have established new advance notice deadlines and other procedures and information requirements for our stockholders to nominate directors or to propose other business to be conducted at our annual meeting of shareholders so that we can ensure:

◦	the orderly operations of meetings and conduct of corporate business; and

◦	that we and our stockholders have adequate time and information to evaluate and respond to stockholder proposals.

Under the new By-Laws, (i) in most cases, shareholder proposals (including director nominations) must be submitted no less than 90 or no more than 120 days prior to the first anniversary of the preceding year's annual meeting, (ii) shareholders nominating directors or making other proposals must (a) agree to appear in person (or send a proxy to appear) at the annual meeting, (b) disclose certain information regarding their share ownership and other interests with respect to the Company and (c) otherwise comply with the new procedural and disclosure requirements set forth in the Amended and Restated By-Laws.

•
Pursuant to Article II, Section 11, we have also clarified that members of our board of directors may serve on the boards of directors of no more than three (3) other public companies and that members of the audit committee of the board of directors must serve on the audit committees of no more than two (2) other public companies.

•
Pursuant to Article III, Section 13, we have clarified that the chairman of our board of directors serves in a non-executive role by virtue of being chairman and is not otherwise an executive or officer of the Company unless the chairman is also our chief executive officer.

•
Pursuant to the new Section 8 to Article VI, we have specified that the Court of Chancery of the State of Delaware (or the federal district court for the District of Delaware or other Delaware State courts if the Court of Chancery does not have jurisdiction) shall be the sole and exclusive forum for proceedings which, among other things, are brought on behalf of the Company, claim breaches of fiduciary duties, arise under the Company's governing documents or the Delaware General Corporations Law, challenge the validity of the Company's governing documents or are governed by the internal affairs doctrine.

The foregoing description of the amendments to our By-Laws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, a copy of which is attached hereto as Exhibit 3.2.

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

Libbey Inc.

Date:	August 9, 2013	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer