Form 10-Q
period 2013-09-30
LIBBEY INC
filed 2013-11-08
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Common Stock, $.01 par value 21,298,288 shares at October 31, 2013.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2013	2012
Net sales	$204,386	$209,150
Freight billed to customers	924	1,015
Total revenues	205,310	210,165
Cost of sales	165,405	158,956
Gross profit	39,905	51,209
Selling, general and administrative expenses	25,519	26,887
Special charges	390	—
Income from operations	13,996	24,322
Other income (expense)	(706)	(195)
Earnings before interest and income taxes	13,290	24,127
Interest expense	7,706	8,720
Income before income taxes	5,584	15,407
Provision for income taxes	835	546
Net income	$4,749	$14,861

Net income per share:
Basic	$0.22	$0.71
Diluted	$0.21	$0.70
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Net sales	$597,766	$606,226
Freight billed to customers	2,447	2,482
Total revenues	600,213	608,708
Cost of sales	460,614	458,096
Gross profit	139,599	150,612
Selling, general and administrative expenses	81,551	82,391
Special charges	4,619	—
Income from operations	53,429	68,221
Loss on redemption of debt	(2,518)	(31,075)
Other income (expense)	(1,090)	(359)
Earnings before interest and income taxes	49,821	36,787
Interest expense	24,267	29,085
Income before income taxes	25,554	7,702
Provision for income taxes	6,380	2,343
Net income	$19,174	$5,359

Net income per share:
Basic	$0.90	$0.26
Diluted	$0.87	$0.25
Dividends per share	$—	$—

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$4,749	$14,861	$19,174	$5,359

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	3,577	3,028	12,660	9,865
Change in fair value of derivative instruments, net of tax	(27)	1,545	509	3,022
Foreign currency translation adjustments	4,528	2,196	3,938	(483)
Other comprehensive income, net of tax	8,078	6,769	17,107	12,404

Comprehensive income	$12,827	$21,630	$36,281	$17,763
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$29,466	$67,208
Accounts receivable — net	91,611	80,850
Inventories — net	173,394	157,549
Prepaid and other current assets	23,145	12,997
Total current assets	317,616	318,604
Pension asset	11,129	10,196
Purchased intangible assets — net	19,517	20,222
Goodwill	167,162	166,572
Deferred income taxes	9,807	9,830
Derivative asset	—	298
Other assets	14,931	18,300
Total other assets	222,546	225,418
Property, plant and equipment — net	254,498	258,154
Total assets	$794,660	$802,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$60,767	$65,712
Salaries and wages	29,560	41,405
Accrued liabilities	56,088	42,863
Accrued income taxes	—	2,282
Pension liability (current portion)	596	613
Non-pension postretirement benefits (current portion)	4,739	4,739
Derivative liability	193	420
Deferred income taxes	3,219	3,213
Long-term debt due within one year	15,146	4,583
Total current liabilities	170,308	165,830
Long-term debt	406,998	461,884
Pension liability	61,297	60,909
Non-pension postretirement benefits	67,304	71,468
Deferred income taxes	6,975	7,537
Other long-term liabilities	13,021	10,072
Total liabilities	725,903	777,700

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,284,538 shares issued at September 30, 2013 (20,835,489 shares issued in 2012)	213	209
Capital in excess of par value	321,373	313,377
Retained deficit	(128,896)	(148,070)
Accumulated other comprehensive loss	(123,933)	(141,040)
Total shareholders’ equity	68,757	24,476
Total liabilities and shareholders’ equity	$794,660	$802,176

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2013	2012
Operating activities:
Net income	$4,749	$14,861
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,773	10,073
Loss on asset sales and disposals	481	127
Change in accounts receivable	732	(6,023)
Change in inventories	3,722	(3,006)
Change in accounts payable	318	(7,499)
Accrued interest and amortization of discounts and finance fees	7,266	8,186
Pension & non-pension postretirement benefits	3,118	1,241
Restructuring	(797)	—
Accrued liabilities & prepaid expenses	3,533	9,770
Income taxes	(2,106)	(921)
Share-based compensation expense	990	601
Other operating activities	988	479
Net cash provided by (used in) operating activities	34,767	27,889

Investing activities:
Additions to property, plant and equipment	(10,381)	(5,412)
Proceeds from asset sales and other	73	131
Net cash used in investing activities	(10,308)	(5,281)

Financing activities:
Borrowings on ABL credit facility	12,400	—
Repayments on ABL credit facility	(22,200)	—
Other repayments	(4,397)	(9,551)
Other borrowings	6,094	1,234
Stock options exercised	2,059	253
Debt issuance costs and other	—	(880)
Net cash provided by (used in) financing activities	(6,044)	(8,944)

Effect of exchange rate fluctuations on cash	507	106
Increase (decrease) in cash	18,922	13,770

Cash at beginning of period	10,544	19,577
Cash at end of period	$29,466	$33,347

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$271	$376
Cash paid during the period for income taxes	$2,280	$875

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$19,174	$5,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,170	30,897
Loss on asset sales and disposals	514	294
Change in accounts receivable	(10,147)	(6,497)
Change in inventories	(14,770)	(25,097)
Change in accounts payable	(5,999)	(12,087)
Accrued interest and amortization of discounts and finance fees	7,876	532
Call premium on senior notes	1,350	23,602
Write-off of finance fee & discounts on senior notes and ABL	1,168	10,975
Pension & non-pension postretirement benefits	8,322	(81,338)
Restructuring	2,858	—
Accrued liabilities & prepaid expenses	(13,052)	7,742
Income taxes	(6,285)	(1,041)
Share-based compensation expense	3,299	2,466
Other operating activities	2,994	563
Net cash provided by (used in) operating activities	31,472	(43,630)

Investing activities:
Additions to property, plant and equipment	(30,152)	(17,244)
Proceeds from asset sales and other	81	550
Net cash used in investing activities	(30,071)	(16,694)

Financing activities:
Borrowings on ABL credit facility	42,800	—
Repayments on ABL credit facility	(42,800)	—
Other repayments	(4,511)	(19,513)
Other borrowings	6,094	1,234
Proceeds from (payments on) 6.875% senior notes	(45,000)	450,000
Payments on 10% senior notes	—	(360,000)
Call premium on senior notes	(1,350)	(23,602)
Stock options exercised	5,107	293
Debt issuance costs and other	—	(13,034)
Net cash provided by (used in) financing activities	(39,660)	35,378

Effect of exchange rate fluctuations on cash	517	2
Increase (decrease) in cash	(37,742)	(24,944)

Cash at beginning of period	67,208	58,291
Cash at end of period	$29,466	$33,347

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,119	$28,601
Cash paid during the period for income taxes	$10,095	$2,066
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Stock-based compensation expense	$990	$601	$3,299	$2,466

New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required interim disclosures have been made in our Condensed Consolidated Financial Statements at September 30, 2013.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2013	December 31, 2012
Accounts receivable:
Trade receivables	$90,225	$79,624
Other receivables	1,386	1,226
Total accounts receivable, less allowances of $5,898 and $5,703	$91,611	$80,850

Inventories:
Finished goods	$155,354	$139,888
Work in process	1,826	1,188
Raw materials	4,080	4,828
Repair parts	10,690	10,283
Operating supplies	1,444	1,362
Total inventories, less allowances of $4,452 and $4,091	$173,394	$157,549

Prepaid and other current assets:
Value added tax	$6,667	$3,850
Prepaid expenses	8,099	5,036
Deferred and prepaid income taxes	8,194	4,070
Derivative asset	185	41
Total prepaid and other current assets	$23,145	$12,997

Other assets:
Deposits	$1,951	$936
Finance fees — net of amortization	10,929	13,539
Other assets	2,051	3,825
Total other assets	$14,931	$18,300

Accrued liabilities:
Accrued incentives	$24,485	$17,783
Workers compensation	6,802	7,128
Medical liabilities	3,870	3,537
Interest	10,169	3,732
Commissions payable	1,166	1,478
Contingency liability	—	2,719
Restructuring liability	867	—
Other accrued liabilities	8,729	6,486
Total accrued liabilities	$56,088	$42,863

Other long-term liabilities:
Deferred liability	$7,088	$5,591
Derivative liability	1,636	—
Other long-term liabilities	4,297	4,481
Total other long-term liabilities	$13,021	$10,072

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	450,000
Promissory Note	6.00%		October, 2013 to September, 2016	738	903
RMB Loan Contract	floating		January, 2014	9,780	9,522
RMB Working Capital Loan	floating		September, 2014	5,135	—
BES Euro Line	floating		December, 2013	—	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	2,348	1,272
Total borrowings				423,001	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(857)	408
Total borrowings — net				422,144	466,467
Less — long term debt due within one year				15,146	4,583
Total long-term portion of borrowings — net				$406,998	$461,884
_____________________________

(1)	See Interest Rate Agreement under “Senior Secured Notes” below and in note 9.

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans

and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at September 30, 2013. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at September 30, 2013. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at September 30, 2013 or at December 31, 2012. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million and natural gas reserves totaling $0.2 million as of September 30, 2013. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At September 30, 2013, we had $8.7 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $82.9 million at September 30, 2013, compared to $68.6 million under the ABL Facility at December 31, 2012.

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

For the nine months ended September 30, 2012, loss on redemption of debt included charges of $23.6 million for an early call premium and $11.0 million for the write off of the remaining financing fees and discounts from the former Senior Secured Notes.

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

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at September 30, 2013, excluding applicable fees, is 5.5 percent. The New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of September 30, 2013, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Fair market value of Rate Agreements - asset (liability)	$(1,613)	$298
Adjustment to increase (decrease) carrying value of the related long-term debt	$(857)	$408

The fair value of the Old and New Rate Agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion and the net impact recorded on the Condensed Consolidated Statements of Operations.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2013, we had $0.7 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At September 30, 2013, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Loan Contract

On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $40.8 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The loan has a term of eight years and bears interest at a variable rate as announced by the People’s Bank of China. As of the date of the initial advance under the Loan Contract, the annual interest rate was 5.51 percent, and as of September 30, 2013, the annual interest rate was 5.90 percent. As of September 30, 2013, the outstanding balance was RMB 60.0 million (approximately $9.8 million) which is due on January 20, 2014. Interest is payable quarterly. The obligations of Libbey China are secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility.

RMB Working Capital Loan

On September 2, 2013, Libbey China entered into a RMB 31.5 million (approximately $5.1 million) working capital loan with CCB to cover seasonal working capital needs. The 364-day loan matures on September 1, 2014, and bears interest at a variable rate as announced by the People's Bank of China. The annual interest rate was 6.3% at September 30, 2013, and interest is paid monthly. The obligation is secured by a mortgage lien on the Libbey China facility.

BES Euro Line

In January 2007, Crisal (Libbey Portugal) entered into a seven-year €11.0 million line of credit (approximately $14.9 million) with Banco Espírito Santo, S.A. (BES). On August 14, 2013, Libbey Portugal pre-paid the final €3.3 million (approximately $4.5 million) principal payment along with accrued and unpaid interest on its BES Euro Line.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €1.7 million (approximately $2.3 million) at September 30, 2013, and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 1 in the fair value hierarchy) for the same or similar issues. Our $405.0 million Senior Secured Notes had an estimated fair value of $423.2 million at September 30, 2013. At December 31, 2012, the $450.0 million outstanding Senior Secured Notes had an estimated fair value of $488.3 million. The fair value of the remainder of our debt approximates carrying value at September 30, 2013 and December 31, 2012 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At September 30, 2013, we had no borrowings under our ABL Facility and $8.7 million in letters of credit issued under that facility. As a result, we had $82.9 million of unused availability remaining under the ABL Facility at September 30, 2013. In addition, at September 30, 2013, we had $29.5 million of cash on hand.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

On August 14, 2013, Libbey Portugal pre-paid the final €3.3 million (approximately $4.5 million) principal payment along with accrued and unpaid interest on its BES Euro Line. On October 10, 2013, Libbey China made a RMB 30.0 million (approximately $4.9 million) pre-payment of principal on the RMB Loan Contract using cash on hand. The remaining RMB 30.0 million (approximately $4.9 million) loan principal balance matures January 2014.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced our plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. These activities are all within the Americas segment and are expected to be completed during the first quarter of 2014. In connection with this plan, we expect to incur pretax charges in the range of approximately $8.0 million to $10.0 million. This estimate consists of: (i) up to $4.0 million in fixed asset impairment charges, (ii) up to $2.0 million in severance and other employee related costs and (iii) up to $4.0 million in production transfer expenses. We expect approximately $5.5 million of the pretax charge to result in cash expenditures. For the three and nine months ended September 30, 2013, we recorded a pretax charge of $0.4 million and $6.3 million, respectively. These charges included employee termination costs, fixed asset impairment charges, production transfer cost and depreciation expense. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets is to adjust certain machinery and equipment to the estimated fair market value.

The following table summarizes the pretax charge incurred for the three and nine months ended September 30, 2013:

(dollars in thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Accelerated depreciation	$—	$1,699
Included in cost of sales	—	1,699

Employee termination cost & other	(23)	1,887
Fixed asset write-down	—	1,992
Production transfer expenses	413	740
Included in special charges	390	4,619
Total pretax charge	$390	$6,318

The following is the capacity realignment reserve activity for the nine months ended September 30, 2013:

(dollars in thousands)	Reserve Balance at January 1, 2013	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at September 30, 2013
Accelerated depreciation	$—	$1,699	$—	$(1,699)	$—
Employee termination cost & other	—	1,887	(1,020)	—	867
Fixed asset write-down	—	1,992	—	(1,992)	—
Production transfer expenses	—	740	(740)	—	—
Total	$—	$6,318	$(1,760)	$(3,691)	$867

6.	Income Taxes

Our effective tax rate was 25.0 percent for the nine months ended September 30, 2013, compared to 30.4 percent for the nine months ended September 30, 2012. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, accruals related to uncertain tax positions and tax planning structures. At September 30, 2013 and December 31, 2012, we had $1.0 million and $1.5 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. During the three months ended September 30, 2013, we recorded no additional income tax benefit. During the nine months ended September 30, 2013, we recorded an income tax benefit, exclusive of interest and penalties, of $0.5 million due to the reversal of an accrual for an uncertain tax position that expired under the statute of limitations.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. A tax benefit of $4.2 million was recorded in our income tax provision for the nine months ended September 30, 2012. There was no similar benefit recorded for the three months ended September 30, 2012 or the three and nine months ended September 30, 2013.

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

Income tax payments consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Total income tax payments, net of refunds	$2,715	$1,366	$12,254	$3,981
Less: credits or offsets	435	491	2,159	1,915
Cash paid, net	$2,280	$875	$10,095	$2,066

Cash paid for income taxes has increased for the three and nine months ended September 30, 2013 due to net operating loss carryforwards being fully utilized in 2012 in China, timing of payments in Mexico, and payments for federal Alternative Minimum Tax and state income tax where net operating loss carryforwards cannot be fully utilized.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$1,184	$1,543	$729	$118	$1,913	$1,661
Interest cost	3,582	3,702	1,271	1,327	4,853	5,029
Expected return on plan assets	(5,571)	(4,939)	(547)	(596)	(6,118)	(5,535)
Amortization of unrecognized:
Prior service cost	293	494	65	70	358	564
Loss	2,095	1,302	223	149	2,318	1,451
Settlement charge	424	—	336	93	760	93
Curtailment charge (credit)	—	(125)	—	—	—	(125)
Pension expense	$2,007	$1,977	$2,077	$1,161	$4,084	$3,138

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$3,554	$4,468	$2,137	$1,108	$5,691	$5,576
Interest cost	10,564	11,548	3,722	3,761	14,286	15,309
Expected return on plan assets	(16,775)	(13,885)	(1,524)	(1,786)	(18,299)	(15,671)
Amortization of unrecognized:
Prior service cost	879	1,537	187	198	1,066	1,735
Loss	6,445	4,822	676	408	7,121	5,230
Settlement charge	1,139	457	336	93	1,475	550
Curtailment charge (credit)	—	(125)	—	—	—	(125)
Pension expense	$5,806	$8,822	$5,534	$3,782	$11,340	$12,604

During the three and nine months ended September 30, 2013, we incurred pension settlement charges totaling $0.8 million and $1.5 million, respectively. The pension settlement charges were triggered by excess lump sum distributions that required us to record unrecognized gains and losses in our pension plan accounts. We have contributed $1.2 million and $4.0 million of cash into our pension plans for the three and nine months ended September 30, 2013, respectively. Pension contributions for the remainder of 2013 are estimated to be $1.8 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$298	$368	$—	$—	$298	$368
Interest cost	655	857	29	28	684	885
Amortization of unrecognized:
Prior service cost	35	105	—	—	35	105
Loss / (gain)	214	229	—	—	214	229
Non-pension postretirement benefit expense	$1,202	$1,559	$29	$28	$1,231	$1,587

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Service cost	$893	$1,103	$1	$1	$894	$1,104
Interest cost	1,966	2,570	83	80	2,049	2,650
Amortization of unrecognized:
Prior service cost	105	316	—	—	105	316
Loss / (gain)	643	687	—	(1)	643	686
Non-pension postretirement benefit expense	$3,607	$4,676	$84	$80	$3,691	$4,756

Our 2013 estimate of non-pension cash payments is $4.7 million, and we have paid $0.9 million and $3.1 million for the three and nine months ended September 30, 2013, respectively.

8.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2013	2012	2013	2012
Numerators for earnings per share:
Net income that is available to common shareholders	$4,749	$14,861	$19,174	$5,359

Denominator for basic earnings per share:
Weighted average shares outstanding	21,492,625	20,896,291	21,300,212	20,834,742

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	730,697	464,195	629,200	432,535
Adjusted weighted average shares and assumed conversions	22,223,322	21,360,486	21,929,412	21,267,277

Basic earnings per share	$0.22	$0.71	$0.90	$0.26

Diluted earnings per share	$0.21	$0.70	$0.87	$0.25

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

We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for the foreign currency contracts and a portion of our interest rate swap, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging.”

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	September 30, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$—	Derivative asset	$298
Total designated		—		298
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	185	Prepaid and other current assets	41
Total undesignated		185		41
Total		$185		$339

	Liability Derivatives:
(dollars in thousands)	September 30, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability	$193	Derivative liability	$420
Natural gas contracts	Other long-term liabilities	23	Other long-term liabilities	—
Interest rate contract	Other long-term liabilities	1,451	Other long-term liabilities	—
Total designated		1,667		420
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contract	Other long-term liabilities	162	Other long-term liabilities	—
Total undesignated		162		—
Total		$1,829		$420

Interest Rate Swaps as Fair Value Hedges

On June 18, 2012, we entered into an interest rate swap agreement (New Rate Agreement) with a notional amount of $45.0 million that has a maturity date in 2020. The New Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt.

Upon the refinancing of the former Senior Secured Notes, the remaining unamortized balance of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Condensed Consolidated Statements of Operations. Refer to the Borrowings footnote for further discussion.

$40.5 million of our fixed-to-floating interest rate swap is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative) and the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged long-term debt, along with the offsetting loss or gain on the related interest rate swap, in other income (expense), on the Condensed Consolidated Statements of Operations.

As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our New Rate Agreement. As a result, the mark-to-market of the $4.5 million portion of the New Rate Agreement is recorded in other income (expense) on the Condensed Consolidated Statement of Operations. For the three months and nine months ended September 30, 2013, the mark-to-market adjustment was expense of ($0.2) million.

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations from the designated portion of our New Rate Agreement:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Interest rate swap - designated	$330	$582	$(1,749)	$243
Related long-term debt	(245)	(1,248)	1,265	2,839
Net impact	$85	$(666)	$(484)	$3,082

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related designated interest rate swap was recorded on the Condensed Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Loss on redemption of debt	$—	$—	$—	$3,502
Other income (expense)	85	(666)	(484)	(420)
Net impact	$85	$(666)	$(484)	$3,082

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of September 30, 2013, we had commodity contracts for 1,620,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2012, we had commodity contracts for 2,400,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at September 30, 2013. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Operations. We recognized in the nine months ended September 30, 2013 $0.3 million of ineffectiveness in other income (expense) in the Condensed Consolidated Statements of Operations for certain contracts at our Mexico facility. This ineffectiveness was related to a change in pricing caused by the Mexican government instituting a fixed surcharge. The ineffectiveness is not expected to continue so we have continued to consider the contracts effective as appropriate under FASB ASC 815 "Derivatives and Hedging." We paid (received) additional cash of $1.1 million and $4.3 million in the three and nine months ended September 30, 2012, respectively, (comparable 2013 amounts were immaterial), due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.2 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(78)	$682	$512	$(836)
Total	$(78)	$682	$512	$(836)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2013	2012	2013	2012
Derivative:	Location:
Natural gas contracts	Cost of sales	$26	$(1,088)	$32	$(4,284)
Total impact on net income (loss)		$26	$(1,088)	$32	$(4,284)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. As of September 30, 2013 and December 31, 2012, we had contracts for C$4.3 million and C$14.8 million, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2013	2012	2013	2012
Derivative:	Location:
Currency contracts	Other income (expense)	$(273)	$(190)	$144	$(220)
Total		$(273)	$(190)	$144	$(220)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the New Rate Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of September 30, 2013, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended September 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on June 30, 2013	$(2,231)	$1,025	$(130,805)	$(132,011)

Other comprehensive income (loss)	4,528	(78)	760	5,210
Currency impact	—	—	(33)	(33)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,532	2,532
Amortization of prior service cost (1)	—	—	393	393
Cost of sales	—	(26)	—	(26)
Current-period other comprehensive income (loss)	4,528	(104)	3,652	8,076
Tax effect	—	77	(75)	2
Balance on September 30, 2013	$2,297	$998	$(127,228)	$(123,933)

Nine months ended September 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Other comprehensive income (loss)	3,938	512	3,819	8,269
Currency impact	—	—	(108)	(108)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	7,764	7,764
Amortization of prior service cost (1)	—	—	1,171	1,171
Cost of sales	—	(32)	—	(32)
Current-period other comprehensive income (loss)	3,938	480	12,646	17,064
Tax effect	—	29	14	43
Balance on September 30, 2013	$2,297	$998	$(127,228)	$(123,933)
___________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

11.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2013 and September 30, 2012.

At September 30, 2013, December 31, 2012 and September 30, 2012, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)
(unaudited)

	Three months ended September 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$96,699	$20,926	$104,251	$(17,490)	$204,386
Freight billed to customers	—	170	212	542	—	924
Total revenues	—	96,869	21,138	104,793	(17,490)	205,310
Cost of sales	—	79,960	15,840	87,095	(17,490)	165,405
Gross profit	—	16,909	5,298	17,698	—	39,905
Selling, general and administrative expenses	—	13,476	3,103	8,940	—	25,519
Special charges	—	373	—	17	—	390
Income (loss) from operations	—	3,060	2,195	8,741	—	13,996
Other income (expense)	—	(238)	(4)	(464)	—	(706)
Earnings (loss) before interest and income taxes	—	2,822	2,191	8,277	—	13,290
Interest expense	—	5,704	—	2,002	—	7,706
Income (loss) before income taxes	—	(2,882)	2,191	6,275	—	5,584
Provision (benefit) for income taxes	—	452	81	302	—	835
Net income (loss)	—	(3,334)	2,110	5,973	—	4,749
Equity in net income (loss) of subsidiaries	4,749	8,083	—	—	(12,832)	—
Net income (loss)	$4,749	$4,749	$2,110	$5,973	$(12,832)	$4,749

Comprehensive income (loss)	$12,827	$12,827	$2,031	$1,641	$(16,499)	$12,827

	Three months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,840	$20,210	$104,166	$(20,066)	$209,150
Freight billed to customers	—	140	158	717	—	1,015
Total revenues	—	104,980	20,368	104,883	(20,066)	210,165
Cost of sales	—	79,164	14,483	85,375	(20,066)	158,956
Gross profit	—	25,816	5,885	19,508	—	51,209
Selling, general and administrative expenses	—	17,261	1,495	8,131	—	26,887
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	8,555	4,390	11,377	—	24,322
Other income (expense)	—	(541)	9	337	—	(195)
Earnings (loss) before interest and income taxes	—	8,014	4,399	11,714	—	24,127
Interest expense	—	6,719	—	2,001	—	8,720
Income (loss) before income taxes	—	1,295	4,399	9,713	—	15,407
Provision (benefit) for income taxes	—	(1,536)	—	2,082	—	546
Net income (loss)	—	2,831	4,399	7,631	—	14,861
Equity in net income (loss) of subsidiaries	14,861	12,030	—	—	(26,891)	—
Net income (loss)	$14,861	$14,861	$4,399	$7,631	$(26,891)	$14,861

Comprehensive income (loss)	$21,630	$21,630	$4,522	$10,244	$(36,396)	$21,630

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)
(unaudited)

	Nine months ended September 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$285,035	$61,342	$293,122	$(41,733)	$597,766
Freight billed to customers	—	401	640	1,406	—	2,447
Total revenues	—	285,436	61,982	294,528	(41,733)	600,213
Cost of sales	—	209,165	46,340	246,842	(41,733)	460,614
Gross profit	—	76,271	15,642	47,686	—	139,599
Selling, general and administrative expenses	—	46,721	8,256	26,574	—	81,551
Special charges	—	4,602	—	17	—	4,619
Income (loss) from operations	—	24,948	7,386	21,095	—	53,429
Other income (expense)	—	(2,745)	(16)	(847)	—	(3,608)
Earnings (loss) before interest and income taxes	—	22,203	7,370	20,248	—	49,821
Interest expense	—	18,120	—	6,147	—	24,267
Income (loss) before income taxes	—	4,083	7,370	14,101	—	25,554
Provision (benefit) for income taxes	—	1,152	230	4,998	—	6,380
Net income (loss)	—	2,931	7,140	9,103	—	19,174
Equity in net income (loss) of subsidiaries	19,174	16,243	—	—	(35,417)	—
Net income (loss)	$19,174	$19,174	$7,140	$9,103	$(35,417)	$19,174

Comprehensive income (loss)	$36,281	$36,281	$7,030	$4,441	$(47,752)	$36,281

	Nine months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$308,017	$57,420	$294,175	$(53,386)	$606,226
Freight billed to customers	—	436	532	1,514	—	2,482
Total revenues	—	308,453	57,952	295,689	(53,386)	608,708
Cost of sales	—	229,083	41,838	240,561	(53,386)	458,096
Gross profit	—	79,370	16,114	55,128	—	150,612
Selling, general and administrative expenses	—	52,685	4,897	24,809	—	82,391
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	26,685	11,217	30,319	—	68,221
Other income (expense)	—	(31,503)	2	67	—	(31,434)
Earnings (loss) before interest and income taxes	—	(4,818)	11,219	30,386	—	36,787
Interest expense	—	22,593	—	6,492	—	29,085
Income (loss) before income taxes	—	(27,411)	11,219	23,894	—	7,702
Provision (benefit) for income taxes	—	(3,972)	131	6,184	—	2,343
Net income (loss)	—	(23,439)	11,088	17,710	—	5,359
Equity in net income (loss) of subsidiaries	5,359	28,798	—	—	(34,157)	—
Net income (loss)	$5,359	$5,359	$11,088	$17,710	$(34,157)	$5,359

Comprehensive income (loss)	$17,763	$17,763	$11,575	$18,120	$(47,458)	$17,763

Libbey Inc.
Condensed Consolidating Balance Sheet

	September 30, 2013 (unaudited)
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$6,217	$52	$23,197	$—	$29,466
Accounts receivable — net	—	38,967	5,551	47,093	—	91,611
Inventories — net	—	60,035	21,295	92,064	—	173,394
Other current assets	—	19,638	2,284	17,630	(16,407)	23,145
Total current assets	—	124,857	29,182	179,984	(16,407)	317,616
Other non-current assets	—	18,806	—	21,251	(4,190)	35,867
Investments in and advances to subsidiaries	68,757	372,239	197,806	(40,632)	(598,170)	—
Goodwill and purchased intangible assets — net	—	27,423	12,347	146,909	—	186,679
Total other assets	68,757	418,468	210,153	127,528	(602,360)	222,546
Property, plant and equipment — net	—	64,876	288	189,334	—	254,498
Total assets	$68,757	$608,201	$239,623	$496,846	$(618,767)	$794,660

Accounts payable	$—	$12,330	$2,118	$46,319	$—	$60,767
Accrued and other current liabilities	—	56,489	22,473	28,767	(13,334)	94,395
Notes payable and long-term debt due within one year	—	231	—	14,915	—	15,146
Total current liabilities	—	69,050	24,591	90,001	(13,334)	170,308
Long-term debt	—	404,655	—	2,343	—	406,998
Other long-term liabilities	—	91,818	9,432	51,537	(4,190)	148,597
Total liabilities	—	565,523	34,023	143,881	(17,524)	725,903
Total shareholders’ equity (deficit)	68,757	42,678	205,600	352,965	(601,243)	68,757
Total liabilities and shareholders’ equity (deficit)	$68,757	$608,201	$239,623	$496,846	$(618,767)	$794,660

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$43,558	$70	$23,580	$—	$67,208
Accounts receivable — net	—	33,987	3,560	43,303	—	80,850
Inventories — net	—	52,627	18,477	86,445	—	157,549
Other current assets	—	17,931	810	10,446	(16,190)	12,997
Total current assets	—	148,103	22,917	163,774	(16,190)	318,604
Other non-current assets	—	22,373	54	20,387	(4,190)	38,624
Investments in and advances to subsidiaries	24,476	384,414	194,316	(35,962)	(567,244)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	147,614	—	186,794
Total other assets	24,476	433,620	206,717	132,039	(571,434)	225,418
Property, plant and equipment — net	—	72,780	298	185,076	—	258,154
Total assets	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Accounts payable	$—	$15,339	$2,854	$47,519	$—	$65,712
Accrued and other current liabilities	—	63,674	20,194	27,857	(16,190)	95,535
Notes payable and long-term debt due within one year	—	221	—	4,362	—	4,583
Total current liabilities	—	79,234	23,048	79,738	(16,190)	165,830
Long-term debt	—	451,090	—	10,794	—	461,884
Other long-term liabilities	—	94,434	9,691	50,051	(4,190)	149,986
Total liabilities	—	624,758	32,739	140,583	(20,380)	777,700
Total shareholders’ equity (deficit)	24,476	29,745	197,193	340,306	(567,244)	24,476
Total liabilities and shareholders’ equity (deficit)	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Three months ended September 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,749	$4,749	$2,110	$5,973	$(12,832)	$4,749
Depreciation and amortization	—	2,921	13	8,839	—	11,773
Other operating activities	(4,749)	12,531	(2,122)	(247)	12,832	18,245
Net cash provided by (used in) operating activities	—	20,201	1	14,565	—	34,767
Additions to property, plant & equipment	—	(2,620)	(4)	(7,757)	—	(10,381)
Other investing activities	—	1	—	72	—	73
Net cash (used in) investing activities	—	(2,619)	(4)	(7,685)	—	(10,308)
Net borrowings (repayments)	—	(9,856)	—	1,753	—	(8,103)
Other financing activities	—	2,059	—	—	—	2,059
Net cash provided by (used in) financing activities	—	(7,797)	—	1,753	—	(6,044)
Exchange effect on cash	—	—	—	507	—	507
Increase (decrease) in cash	—	9,785	(3)	9,140	—	18,922
Cash at beginning of period	—	(3,568)	55	14,057	—	10,544
Cash at end of period	$—	$6,217	$52	$23,197	$—	$29,466

	Three months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$14,861	$14,861	$4,399	$7,631	$(26,891)	$14,861
Depreciation and amortization	—	3,143	17	6,913	—	10,073
Other operating activities	(14,861)	159	(4,328)	(4,906)	26,891	2,955
Net cash provided by (used in) operating activities	—	18,163	88	9,638	—	27,889
Additions to property, plant & equipment	—	(1,478)	—	(3,934)	—	(5,412)
Other investing activities	—	—	—	131	—	131
Net cash (used in) investing activities	—	(1,478)	—	(3,803)	—	(5,281)
Net borrowings (repayments)	—	(53)	—	(8,264)	—	(8,317)
Other financing activities	—	(627)	—	—	—	(627)
Net cash provided by (used in) financing activities	—	(680)	—	(8,264)	—	(8,944)
Exchange effect on cash	—	—	—	106	—	106
Increase (decrease) in cash	—	16,005	88	(2,323)	—	13,770
Cash at beginning of period	—	(211)	66	19,722	—	19,577
Cash at end of period	$—	$15,794	$154	$17,399	$—	$33,347

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19,174	$19,174	$7,140	$9,103	$(35,417)	$19,174
Depreciation and amortization	—	11,646	46	22,478	—	34,170
Other operating activities	(19,174)	(20,066)	(7,169)	(10,880)	35,417	(21,872)
Net cash provided by (used in) operating activities	—	10,754	17	20,701	—	31,472
Additions to property, plant & equipment	—	(6,689)	(35)	(23,428)	—	(30,152)
Other investing activities	—	2	—	79	—	81
Net cash (used in) investing activities	—	(6,687)	(35)	(23,349)	—	(30,071)
Net borrowings (repayments)	—	(45,165)	—	1,748	—	(43,417)
Other financing activities	—	3,757	—	—	—	3,757
Net cash provided by (used in) financing activities	—	(41,408)	—	1,748	—	(39,660)
Exchange effect on cash	—	—	—	517	—	517
Increase (decrease) in cash	—	(37,341)	(18)	(383)	—	(37,742)
Cash at beginning of period	—	43,558	70	23,580	—	67,208
Cash at end of period	$—	$6,217	$52	$23,197	$—	$29,466

	Nine months ended September 30, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$5,359	$5,359	$11,088	$17,710	$(34,157)	$5,359
Depreciation and amortization	—	10,150	54	20,693	—	30,897
Other operating activities	(5,359)	(86,674)	(11,143)	(10,867)	34,157	(79,886)
Net cash provided by (used in) operating activities	—	(71,165)	(1)	27,536	—	(43,630)
Additions to property, plant & equipment	—	(5,792)	—	(11,452)	—	(17,244)
Other investing activities	—	—	—	550	—	550
Net cash (used in) investing activities	—	(5,792)	—	(10,902)	—	(16,694)
Net borrowings (repayments)	—	89,845	—	(18,124)	—	71,721
Other financing activities	—	(36,343)	—	—	—	(36,343)
Net cash provided by (used in) financing activities	—	53,502	—	(18,124)	—	35,378
Exchange effect on cash	—	—	—	2	—	2
Increase (decrease) in cash	—	(23,455)	(1)	(1,488)	—	(24,944)
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$15,794	$154	$17,399	$—	$33,347

12.	Segments

Effective January 1, 2013, we revised our reporting segments to align with our previously announced regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we now report financial results for the Americas; Europe, the Middle East and Africa (EMEA); and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our two reportable segments are defined below. Our operating segments that do not meet the criteria for reportable segments are disclosed as Other.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net Sales:
Americas	$141,390	$146,169	$406,740	$424,428
EMEA	35,491	34,454	107,714	98,969
Other	27,505	28,527	83,312	82,829
Consolidated	$204,386	$209,150	$597,766	$606,226

Segment EBIT:
Americas	$20,580	$27,020	$71,230	$73,708
EMEA	(258)	1,804	(1,172)	1,526
Other	202	5,378	8,366	16,011
Total Segment EBIT	$20,524	$34,202	$78,424	$91,245

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$20,524	$34,202	$78,424	$91,245
Retained corporate costs	(3,647)	(6,289)	(14,074)	(19,597)
Loss on redemption of debt (note 4)	—	—	(2,518)	(31,075)
Severance	—	(3,911)	—	(3,911)
Pension settlement and curtailment	(760)	125	(1,475)	125
Furnace malfunction	(2,437)	—	(2,437)	—
Restructuring charges (note 5)	(390)	—	(6,318)	—
Abandoned property (note 15)	—	—	(1,781)	—
Interest expense	(7,706)	(8,720)	(24,267)	(29,085)
Income taxes	(835)	(546)	(6,380)	(2,343)
Net income	$4,749	$14,861	$19,174	$5,359

Depreciation & Amortization:
Americas	$5,975	$6,045	$19,824	$18,248
EMEA	2,930	2,375	7,923	7,389
Other	2,587	1,325	5,377	4,156
Corporate	281	328	1,046	1,104
Consolidated	$11,773	$10,073	$34,170	$30,897

Capital Expenditures:
Americas	$4,231	$3,839	$18,140	$12,262
EMEA	1,307	942	4,348	2,960
Other	3,955	152	5,610	1,175
Corporate	888	479	2,054	847
Consolidated	$10,381	$5,412	$30,152	$17,244

(dollars in thousands)	September 30, 2013	December 31, 2012
Segment Assets(1):
Americas	$169,667	$150,923
EMEA	49,715	49,981
Other	45,623	37,495
Consolidated	$265,005	$238,399
______________________________
(1) Segment assets are defined as net accounts receivable plus net inventory.

13.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(216)	$—	$(216)	$—	$(420)	$—	$(420)
Currency contracts	—	185	—	185	—	41	—	41
Interest rate agreement	—	(1,613)	—	(1,613)	—	298	—	298
Net derivative asset (liability)	$—	$(1,644)	$—	$(1,644)	$—	$(81)	$—	$(81)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	September 30, 2013	December 31, 2012
Prepaid and other current assets	$185	$41
Derivative asset	—	298
Derivative liability	(193)	(420)
Other long-term liabilities	(1,636)	—
Net derivative asset (liability)	$(1,644)	$(81)

14.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Gain (loss) on currency translation	$(636)	$(374)	$(438)	$(765)
Hedge ineffectiveness	(78)	(666)	(923)	(436)
Other non-operating income (expense)	8	845	271	842
Other income (expense)	$(706)	$(195)	$(1,090)	$(359)

15.	Contingencies

Legal Proceedings

From time to time, we are identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or similar state laws that impose liability without regard to fault for costs and damages relating to the investigation and clean-up of contamination resulting from releases or threatened releases of hazardous substances. We are also subject to similar laws in some of the countries where our facilities are located. Our environmental, health, and safety department monitors compliance with applicable laws on a global basis.

On October 30, 2009, the United States Environmental Protection Agency ("US EPA") designated Syracuse China Company ("Syracuse China"), our wholly-owned subsidiary, as one of eight PRPs with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site located near the ceramic dinnerware manufacturing facility that Syracuse China operated from 1995 to 2009 in Syracuse, New York. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of the Lower Ley Creek sub-site.

Although US EPA has completed its Remedial Investigation (RI), US EPA has not yet issued a Feasibility Study (FS), Risk Assessment (RA) or Proposed Remedial Action Plan (PRAP) with respect to the Lower Ley Creek sub-site. Accordingly, the nature of any plan of remediation, and the costs of any such plan of remediation, are not yet known. Additionally, it is not yet known whether amounts previously recovered by US EPA are adequate to cover the costs associated with any such plan of remediation, nor is it known how any excess costs may be allocated among the PRPs.

Depending on the results of the FS, RA and PRAP, it is reasonably possible that Syracuse China may be required to record a liability related to remediation costs at the Ley Creek sub-site. As of September 30, 2013, the possible loss or range of loss is not reasonably estimable. To the extent that Syracuse China may have liability with respect to this sub-site and to the extent that the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claim for indemnification under the Asset Purchase Agreement. Although we cannot predict the ultimate impact of this proceeding, we believe that the outcome will not have a material impact on our financial condition, results of operations or liquidity.

Abandoned Property Audit

We have completed an unclaimed property audit. The property subject to review in this audit process generally included unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. At the completion of the audit in the three months ended June 30, 2013, we paid $4.5 million, which resulted in additional expense of $1.8 million in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013. Expense of $2.7 million was recorded in the third quarter of 2011 and accrued at December 31, 2012.

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

Overview

During the third quarter of 2013, our operating environment proved challenging and we expect it to remain as such for the balance of the year and into 2014. For the nine months ended September 30, 2013, the U.S. continued to experience a generally uncertain economic environment. U.S. consumer sentiment deteriorated in October to the weakest level in nine months and major foodservice indices indicate continued declining restaurant traffic for the third quarter of 2013. U.S. retailer confidence regarding the fourth quarter holiday period of 2013 is characterized as guarded, as there are fewer shopping days between Thanksgiving and Christmas. While the Mexican economy was stable for the first half of 2013, significant proposed fiscal reform is reducing consumer confidence and government spending, which drives a sizable portion of the economy, has not materialized to date. The European economy remains fragile and uneven. The rate of economic growth within the consumer segment in China has slowed considerably compared to the first nine months of 2012. Specifically affecting our business is the very tight credit environment and Chinese government tightening on consumption and entertaining, referred to as the "Eight Regulations". As a result of the combination of these factors, our net sales were down 2.3 percent for the third quarter and 1.4 percent for the first nine months of 2013 as compared to the 2012 periods. Despite these conditions and our underutilized capacity in the Americas during the third quarter related to our production realignment, we grew our Mexican and Latin American end market net sales by 4.0 percent as a result of increased shipments and EMEA net sales by 3.0 percent for the third quarter 2013, as compared to the 2012 period. Although sales were sluggish in the US and Canada and Asia Pacific regions, we are pleased with our ability to control costs despite softness in these markets.

Adjusted EBITDA for the third quarter of 2013 was $28.7 million, a reduction of 24.6 percent from the prior year period. The decline was primarily attributable to underabsorption of fixed costs of approximately $4.9 million due to:

•
previously announced strategic initiatives and additional maintenance activities as part of the capacity re-alignment from our Shreveport, Louisiana facility to our Toledo, Ohio and Monterrey, Mexico facilities; and

•	underabsorption of fixed costs at our China facility related to a planned furnace rebuild.
Treated as a special item in the third quarter of 2013 is $2.4 million for unexpected costs and underutilization of capacity resulting from a furnace malfunction in our Toledo, Ohio manufacturing facility.

We continued to strengthen our balance sheet subsequent to the redemption of $45.0 million of our Senior Secured Notes on May 7, 2013, by pre-paying the final €3.3 million (approximately $4.5 million) principal balance along with accrued interest on our BES Euro Line, on August 14, 2013. On October 10, 2013, Libbey China made a RMB 30.0 million (approximately $4.9 million) pre-payment of principal on the RMB Loan Contract. As of September 30, 2013, we had available capacity of $82.9 million under our ABL credit facility, with no outstanding borrowings under our ABL Facility and $29.5 million in cash on hand. Net operating cash flow for the third quarter was $34.8 million, an all time record for any third quarter.

We continue to successfully implement "Libbey 2015", our comprehensive business strategy launched in the second half of 2012 to improve our financial position and our ability to effectively compete in the market today and into the future. Libbey 2015 is centered on reducing our costs and boosting efficiency, reinforcing our leadership position in key channels, accelerating growth in the Asia Pacific region and other emerging markets and reducing our liabilities and the working capital required to operate the core business. In February 2013, we announced our plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana manufacturing facility. On May 30, 2013 we commenced the activities we announced in February and are currently in the process of relocating a portion of the production from Shreveport, Louisiana to our Toledo, Ohio and Monterrey, Mexico locations. These activities are all within the Americas segment and are expected to be substantially completed during the first quarter of 2014. In connection with this plan, we expect to incur a pretax charge in the range of approximately $8.0 million to $10.0 million. Of that amount, we recorded a pretax charge of $0.4 million and $6.3 million for the three and nine months ended September 30, 2013, respectively, which included employee termination costs, fixed asset impairment charges, depreciation expense and production transfer expenses. (See note 5 to the Condensed Consolidated Financial Statements for a further discussion.)

Effective January 1, 2013, we revised our reporting segments to align with our previously announced regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we now report financial results for the Americas; Europe, the Middle East and Africa (EMEA); and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our two reportable segments are defined below. Our operating segments that do not meet the criteria for reportable segments are disclosed as Other.

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

Results of Operations

The following table presents key results of our operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2013	2012	2013	2012
Net sales	$204,386	$209,150	$597,766	$606,226
Gross profit (2)	$39,905	$51,209	$139,599	$150,612
Gross profit margin	19.5%	24.5%	23.4%	24.8%
Income from operations (IFO) (3)	$13,996	$24,322	$53,429	$68,221
IFO margin	6.8%	11.6%	8.9%	11.3%
Earnings before interest and income taxes(EBIT)(1)(2)(3)(4)	$13,290	$24,127	$49,821	$36,787
EBIT margin	6.5%	11.5%	8.3%	6.1%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$25,063	$34,200	$83,991	$67,684
EBITDA margin	12.3%	16.4%	14.1%	11.2%
Adjusted EBITDA(1)	$28,650	$37,986	$96,821	$102,545
Adjusted EBITDA margin	14.0%	18.2%	16.2%	16.9%
Net income (2)(3)(4)	$4,749	$14,861	$19,174	$5,359
Net income margin	2.3%	7.1%	3.2%	0.9%
Diluted net income per share	$0.21	$0.70	$0.87	$0.25
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Third Quarter 2013 Compared to Third Quarter 2012 and the Discussion of First Nine Months 2013 Compared to First Nine Months 2012 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three and nine months ended September 30, 2013 include $2.4 million for the loss of production and disposal of fixed assets at our Toledo, Ohio, manufacturing facility due to a furnace malfunction; and $0.3 million of pension settlement charges. The nine month period ended September 30, 2013 also includes $1.7 million of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. The three and nine month periods ended September 30, 2012 include $2.3 million of severance and other related to the implementation of our new strategic plan. (See notes 5 and 7 to the Condensed Consolidated Financial Statements.)

(3)
In addition to item (2) above, the three and nine month periods ended September 30, 2013 include $0.4 million and $4.6 million, respectively, in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility; and $0.4 million and $1.2 million, respectively of pension settlement charges. The nine month period ended September 30, 2013 also includes $1.8 million for abandoned property charges. The three and nine month periods ended September 30, 2012 include $1.4 million of severance and other related to the implementation of our new strategic plan. (See notes 5, 7 and 15 to the Condensed Consolidated Financial Statements.)

(4)
In addition to item (3) above, the nine month period ended September 30, 2013 includes a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013. The nine month period ended September 30, 2012 includes $31.1 million for the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million of former Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. (See note 4 to the Condensed Consolidated Financial Statements.)

Discussion of Third Quarter 2013 Compared to Third Quarter 2012
Net Sales
For the quarter ended September 30, 2013, net sales decreased 2.3 percent to $204.4 million, compared to $209.2 million in the year-ago quarter. When adjusted for currency impact, net sales were down 3.6 percent. The decrease in net sales was attributable to decreased sales of $4.8 million in the Americas and Other, partially offset by the increased net sales in the EMEA region.

	Three months ended September 30,
(dollars in thousands)	2013	2012
Americas	$141,390	$146,169
EMEA	35,491	34,454
Other	27,505	28,527
Consolidated	$204,386	$209,150

Net Sales — Americas

Net sales in the Americas were $141.4 million, compared to $146.2 million in the third quarter of 2012, a decrease of 3.3 percent (a decrease of 3.8 percent excluding currency fluctuation). The primary contributor was a 6.5 percent decrease in sales within our US and Canadian end market largely due to weaker retail performance and to a lesser extent, lower net sales in our foodservice channel resulting from the effect of discontinued items and mixed point of sale retail results at a few major retailers and lower restaurant traffic, partially offset by an 11.6 percent increase in shipments to US and Canada business to business customers. The overall decline in sales in the US and Canada end market was partially offset by a 4.0 percent increase (a 2.7 percent increase excluding the impact of currency) in sales to customers within our Mexican and Latin American end market, driven by increased shipments to foodservice customers and by retailer promotions.

Net Sales — EMEA

Net sales in EMEA were $35.5 million, compared to $34.5 million in the third quarter of 2012, an increase of 3.0 percent (a decrease of 2.2 percent excluding currency fluctuation). The primary contributor to the increased net sales was the favorable currency impact partially offset by reduced shipments to EMEA customers.

Gross Profit

Gross profit decreased to $39.9 million in the third quarter of 2013, compared to $51.2 million in the prior year quarter. Gross profit as a percentage of net sales decreased to 19.5 percent in the third quarter of 2013, compared to 24.5 percent in the prior year period. Primarily responsible for the $11.3 million decrease in gross profit were decreased production activity net of volume-related production costs ($8.4 million), which includes the impact of our previously announced strategic initiatives for capacity re-alignment within our North American manufacturing facilities and the planned furnace rebuild at our China facility discussed above; unfavorable sales volume and mix ($2.8 million); increased electricity expense ($1.0 million); increased depreciation expense ($1.7 million); and a $2.4 million special item related to the furnace malfunction at the Toledo, Ohio, manufacturing facility. Partially offsetting these were $5.4 million in favorable labor and benefits expenses.

Income From Operations

Income from operations for the quarter ended September 30, 2013 decreased $10.3 million, to $14.0 million, compared to $24.3 million in the prior year quarter. Income from operations as a percentage of net sales was 6.8 percent for the quarter ended September 30, 2013, compared to 11.6 percent in the prior year quarter. The decrease in income from operations is the result of the decrease in gross profit (discussed above), $0.4 million in restructuring charges, and $0.4 million in additional selling and marketing expenses. Partially offsetting these was a favorable $2.0 million in labor and benefit expenses (inclusive of the prior year severance of $1.4 million).

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended September 30, 2013 decreased by $10.8 million, to $13.3 million from $24.1 million in the third quarter of 2012. EBIT as a percentage of net sales decreased to 6.5 percent in the third quarter of 2013, compared to 11.5 percent in the prior year quarter. The decrease in EBIT is primarily the result of the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes the change in Segment EBIT(1) by reportable segments:

	Three months ended September 30,
(dollars in thousands)	Americas	EMEA
Segment EBIT, September 30, 2012	$27,020	$1,804
Sales, excluding currency	(2,610)	818
Manufacturing and distribution	(3,430)	(2,455)
Selling, general, administrative and other income/expense	(638)	(473)
Effects of changing foreign currency rates	238	48
Segment EBIT, September 30, 2013	$20,580	$(258)
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — Americas

Segment EBIT decreased to $20.6 million in the third quarter of 2013, compared to $27.0 million in the third quarter of 2012. Segment EBIT as a percentage of net sales for the Americas decreased to 14.6 percent in the third quarter of 2013, compared to 18.5 percent in the prior year period. The primary drivers of the $6.4 million decline in Segment EBIT were decreased production activity net of volume-related production costs ($5.7 million), of which $3.6 million were related to our previously announced strategic initiatives and additional maintenance activities as part of the capacity realignment of our North American manufacturing facilities; unfavorable sales volume and mix ($2.6 million); and increased electricity expense ($0.9 million), partially offset by a $2.9 million reduction in labor and benefit expense.

Segment EBIT — EMEA

Segment EBIT decreased to ($0.3) million in the third quarter of 2013, compared to $1.8 million in the third quarter of 2012. Segment EBIT as a percentage of net sales for EMEA decreased to (0.7) percent in the third quarter of 2013, compared to 5.2 percent in the prior-year period. The primary driver of the $2.1 million decrease in Segment EBIT was decreased production activity net of volume-related production costs of $1.9 million.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $9.1 million in the third quarter 2013, to $25.1 million, compared to $34.2 million in the year-ago quarter. As a percentage of net sales, EBITDA decreased to 12.3 percent in the third quarter of 2013, from 16.4 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), partially offset by $1.7 million of additional depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA decreased by $9.3 million in the third quarter of 2013, to $28.7 million, compared to $38.0 million in the third quarter of 2012. As a percentage of net sales, Adjusted EBITDA was 14.0 percent for the third quarter of 2013, compared to 18.2 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below, in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended September 30,
(dollars in thousands)	2013	2012
Net income	$4,749	$14,861
Add: Interest expense	7,706	8,720
Add: Provision provision for income taxes	835	546
Earnings before interest and income taxes (EBIT)	13,290	24,127
Add: Depreciation and amortization	11,773	10,073
Earnings before interest, taxes, deprecation and amortization (EBITDA)	25,063	34,200
Add: Special items before interest and taxes:
Furnace malfunction (1)	2,437	—
Pension settlement and curtailment (see note 7)	760	(125)
Severance	—	3,911
Restructuring charges (see note 5) (2)	390	—
Adjusted EBITDA	$28,650	$37,986
__________________________________

(1)	Furnace malfunction relates to loss of production and disposal of fixed assets at our Toledo, Ohio, manufacturing facility.

(2)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

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

Net Income and Diluted Net Income Per Share

We recorded net income of $4.7 million, or $0.21 per diluted share, in the third quarter of 2013, compared to a net income of $14.9 million, or $0.70 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 2.3 percent in the third quarter of 2013, compared to 7.1 percent in the year-ago quarter. The decrease in net income and diluted net income per share is due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above and a $0.3 million increase in the provision for income taxes, partially offset by a $1.0 million reduction in interest expense. The reduction in interest expense is primarily the result of lower debt levels from the redemption of $45.0 million of Senior Secured Notes on May 7, 2103. The effective tax rate was 15.0 percent for the third quarter of 2013, compared to 3.5 percent in the year-ago quarter. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, foreign withholding tax and changes in the mix of earnings in countries with differing statutory tax rates.

Discussion of First Nine Months 2013 Compared to First Nine Months 2012

Net Sales

For the nine months ended September 30, 2013, net sales decreased 1.4 percent to $597.8 million, compared to $606.2 million in the year-ago period. The decrease in net sales was attributable to decreased sales in the Americas and Other, partially offset by increased sales in EMEA.

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Americas	$406,740	$424,428
EMEA	107,714	98,969
Other	83,312	82,829
Consolidated	$597,766	$606,226

Net Sales — Americas

Net sales in the Americas were $406.7 million in the first nine months of 2013 compared to $424.4 million in the first nine months of 2012, a decrease of 4.2 percent (a 5.0 percent decrease excluding the impact of currency). The primary contributor was a 7.6 percent decrease in sales within our US and Canadian end market due to weaker retail performance and to a lesser extent lower sales in our foodservice channel. Lower retail sales resulted from mixed point of sale results at a few major retailers and discontinued items from our realignment of production. The foodservice channel was unfavorably impacted by reduced restaurant traffic. Partially offsetting this was a 4.0 percent increase (a 1.3 percent increase excluding the impact of currency) in sales to customers within our Mexican and Latin American end market driven by foodservice and retail sales resulting from increased shipments.

Net Sales — EMEA

Net sales in EMEA were $107.7 million in the first nine months of 2013 compared to $99.0 million in the first nine months of 2012, an increase of 8.8 percent (6.1 percent excluding the impact of currency). The primary contributor to the increased net sales was increased shipments to EMEA customers and a more favorable mix of product sold.

Gross Profit

Gross profit decreased to $139.6 million in the first nine months of 2013, compared to $150.6 million in the prior year period. Gross profit as a percentage of net sales decreased to 23.4 percent in the nine months ended September 30, 2013, compared to 24.8 percent in the prior year period. The primary drivers of the $11.0 million decline in gross profit were decreased production activity net of volume-related production costs due to planned furnace rebuilds, relocation of production as part of our re-alignment, and loss of production due to a power failure ($20.8 million); higher depreciation expense ($3.3 million); the special item related to loss of production and fixed asset disposal costs associated with the furnace malfunction at our Toledo, Ohio manufacturing facility ($2.4 million); increased utility expenses ($1.5 million); and unfavorable sales volume and mix ($1.4 million). Partially offsetting these unfavorable impacts were the reduction in labor and benefit expenses of $11.0 million (including severance of $2.3 million in 2012), favorable currency impact of $4.7 million, and the reduction of repair and maintenance expense of $3.1 million.

Income From Operations

Income from operations for the nine months ended September 30, 2013 decreased $14.8 million, to $53.4 million, compared to $68.2 million in the prior year period. Income from operations as a percentage of net sales was 8.9 percent for the nine months ended September 30, 2013, compared to 11.3 percent in the prior-year period. The decrease in income from operations is the result of the decrease in gross profit (discussed above) and a $4.6 million charge related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. Also impacting income from operations in the first nine months of 2013 were $1.8 million of abandoned property expense, $1.2 million of pension settlement charges, $0.7 million of increased selling and marketing expenses, and a $0.6 million unfavorable currency impact, all of which were more than offset by a $4.9 million reduction in labor and benefit expense.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the nine months ended September 30, 2013 increased by $13.0 million to $49.8 million from $36.8 million in the first nine months of 2012. EBIT as a percentage of net sales increased to 8.3 percent in the first nine months of 2013, compared to 6.1 percent in the prior year period. The increase in EBIT is a result of the $28.6 million decrease in loss on redemption of debt, partially offset by the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Nine months ended September 30,
(dollars in thousands)	Americas	EMEA
Segment EBIT, September 30, 2012	$73,708	$1,526
Sales, excluding currency	(2,453)	2,030
Manufacturing and distribution	(5,268)	(3,975)
Selling, general, administrative and other income/expense	1,196	(765)
Effects of changing foreign currency rates	4,047	12
Segment EBIT, September 30, 2013	$71,230	$(1,172)
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 12 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — Americas

Segment EBIT decreased to $71.2 million in the first nine months of 2013, compared to $73.7 million in the first nine months of 2012. Segment EBIT as a percentage of net sales was 17.5 percent and remained flat compared to the prior year period. The primary drivers of the $2.5 million Segment EBIT decrease were decreased production activity net of lower volume-related production costs due to a significant furnace rebuild; relocation of production as part of our North American manufacturing re-alignment; loss of production due to a power failure ($16.9 million) and unfavorable sales volume and mix ($2.5 million). Partially offsetting these unfavorable items were reduced labor and benefit expense of $7.2 million, a favorable currency impact of $4.0 million, reduced repair and maintenance expense of $4.0 million and reduced selling, general, administrative and other income (expense) of $1.2 million.

Segment EBIT — EMEA

Segment EBIT decreased by $2.7 million to ($1.2) million for the first nine months of 2013, compared to $1.5 million in the prior year period. Segment EBIT as a percentage of net sales decreased to (1.1) percent for the nine months ended September 30, 2013, compared to 1.5 percent in the prior year nine month period. The primary driver of the $2.7 million decrease in Segment EBIT was the impact of actions taken relative to our Libbey 2015 Strategy to improve cash generation in Europe.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $16.3 million in the first nine months of 2013, to $84.0 million, compared to $67.7 million in the year-ago period. As a percentage of net sales, EBITDA increased to 14.1 percent in the first nine months of 2013, from 11.2 percent in the year ago period. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT) and $3.3 million of additional depreciation expense (including $1.7 million of accelerated depreciation on certain fixed assets included in the North American manufacturing capacity realignment).

Adjusted EBITDA

Adjusted EBITDA decreased by $5.7 million in the first nine months of 2013, to $96.8 million, compared to $102.5 million in the first nine months of 2012. As a percentage of net sales, Adjusted EBITDA was 16.2 percent for the first nine months of 2013, compared to 16.9 percent in the year ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Net income	$19,174	$5,359
Add: Interest expense	24,267	29,085
Add: Provision for income taxes	6,380	2,343
Earnings before interest and income taxes (EBIT)	49,821	36,787
Add: Depreciation and amortization	34,170	30,897
Earnings before interest, taxes, deprecation and amortization (EBITDA)	83,991	67,684
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	2,518	31,075
Pension settlement and curtailment (see note 7)	1,475	(125)
Severance	—	3,911
Furnace malfunction (2)	2,437	—
Abandoned property (see note 15)	1,781	—
Restructuring charges (see note 5) (3)	6,318	—
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	(1,699)	—
Adjusted EBITDA	$96,821	$102,545
____________________________________

(1)
Loss on redemption of debt for the nine months ended September 2013 includes the write-off of unamortized finance fees and call premium payments on the $45.0 million Senior Secured Notes redeemed in May 2013. Loss on redemption of debt for the nine months ended September 2012 includes the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million former Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap.

(2)	Furnace malfunction relates to loss of production and disposal of fixed assets at our Toledo, Ohio, manufacturing facility.

(3)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Third Quarter 2013 Compared with Third Quarter 2012 above.

Net Income and Diluted Net Income Per Share

We recorded net income of $19.2 million, or $0.87 per diluted share, in the first nine months of 2013, compared to net income of $5.4 million, or $0.25 per diluted share, in the year ago period. Net income as a percentage of net sales was 3.2 percent in the first nine months of 2013, compared to 0.9 percent in the first nine months of 2012. The increase in net income and diluted net income per share is generally due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above and a $4.8 million reduction in interest expense, partially offset by a $4.0 million increase in the provision for income taxes. The reduction in interest expense is primarily the result of lower interest rates on the Senior Secured Notes and lower debt levels due to the redemption of $45.0 million Senior Secured Notes in May 2013. The effective tax rate was 25.0 percent for the first nine months of 2013, compared to 30.4 percent in year-ago period. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and foreign withholding tax.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At September 30, 2013, we had no borrowings under our ABL Facility and we had $8.7 million in letters of credit issued under that facility. As a result, we had $82.9 million of unused availability remaining under the ABL Facility at September 30, 2013. In addition, we had $29.5 million of cash on hand at September 30, 2013, compared to $67.2 million of cash on hand at December 31, 2012. Of our total cash on hand at September 30, 2013 and December 31, 2012, $23.2 million and $23.6 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

On August 14, 2013, Libbey Portugal pre-paid the final €3.3 million (approximately $4.5 million) principal payment along with accrued and unpaid interest on its BES Euro Line. On October 10, 2013, Libbey China made a RMB 30.0 million (approximately $4.9 million) pre-payment of principal on the RMB Loan Contract using cash on hand. The remaining RMB 30.0 million (approximately $4.9 million) loan principal balance matures January 2014.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2013	December 31, 2012
Accounts receivable — net	$91,611	$80,850
DSO (1)	40.9	35.8
Inventories — net	$173,394	$157,549
DIO (2)	77.5	69.7
Accounts payable	$60,767	$65,712
DPO (3)	27.2	29.1
Working capital (4)	$204,238	$172,687
DWC (5)	91.3	76.4
Percentage of net sales	25.0%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $204.2 million at September 30, 2013, an increase of $31.6 million from December 31, 2012. Our working capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality and building inventory to service our customers during the re-alignment of the Americas production capacity, furnace rebuilds and maintenance activities. The impact of currency increased total working capital by $1.1 million at September 30, 2013, primarily driven by the euro and Chinese RMB. As a result of the factors above, working capital as a percentage of last twelve-month net sales increased to 25.0 percent at September 30, 2013 from 20.9 percent at December 31, 2012, and was slightly lower compared to the 26.6 percent for the period ended September 30, 2012.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	450,000
Promissory Note	6.00%		October, 2013 to September, 2016	738	903
RMB Loan Contract	floating		January, 2014	9,780	9,522
RMB Working Capital Loan	floating		September, 2014	5,135	—
BES Euro Line	floating		December, 2013	—	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	2,348	1,272
Total borrowings				423,001	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(857)	408
Total borrowings — net (2)				$422,144	$466,467
____________________________________

(1)	See “Derivatives” below and notes 4 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $423.0 million and $466.1 million at September 30, 2013 and December 31, 2012, respectively.

Of our total borrowings, $59.9 million, or approximately 14.2 percent, was subject to variable interest rates at September 30, 2013. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.6 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.5 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net cash provided by (used in) operating activities	$34,767	$27,889	$31,472	$(43,630)
Capital expenditures	(10,381)	(5,412)	(30,152)	(17,244)
Proceeds from asset sales and other	73	131	81	550
Free Cash Flow (1)	$24,459	$22,608	$1,401	$(60,324)
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

Discussion of Third Quarter 2013 vs. Third Quarter 2012 Cash Flow

Our net cash provided by operating activities was $34.8 million in the third quarter 2013, compared to $27.9 million in the third quarter of 2012, an improvement of $6.9 million. Favorably impacting cash flow from operations were reduced working capital of $21.3 million and reduced pension and non-pension postretirement payments of $2.6 million. Partially offsetting these favorable items were reduced net income of $10.1 million, the unfavorable change in accrued liabilities and prepaid expenses of $6.2 million, and increased income tax payments of $1.4 million.

Our net cash used in investing activities was ($10.3) million and ($5.3) million in the third quarter of 2013 and 2012, respectively, primarily representing capital expenditures.

Net cash used in financing activities was ($6.0) million in the third quarter of 2013, compared to ($8.9) million in the year-ago quarter. Contributing to the reduction in net cash used in financing activities in 2013 were net repayments on the ABL credit facility of $9.8 million and other debt repayments of $4.4 million ($4.3 million pre-payment on the BES Euro Line), partially offset by other debt borrowings of $6.1 million ($5.1 million for a new China Working Capital Loan and $1.0 million AICEP loan) and stock options exercises of $2.1 million. In comparison, the third quarter 2012 included other debt repayments of $9.6 million and debt issuance costs of $0.9 million, partially offset by other debt borrowing of $1.2 million and stock options exercises of $0.3 million.

Our Free Cash Flow was $24.5 million during the third quarter of 2013, compared to $22.6 million in the year-ago quarter, an improvement of $1.9 million. The primary contributors to this change were the $6.9 million favorable cash flow impact from operating activities in the current period, as discussed above, offset by an additional $5.0 million in capital expenditures.

Discussion of First Nine Months 2013 vs. First Nine Months 2012 Cash Flow

Our net cash provided by (used in) operating activities was $31.5 million and ($43.6) million in the first nine months of 2013 and 2012, respectively, an increase of $75.1 million. Contributing to the year-over-year improvement in cash provided by (used in) operating activities in the first nine months of 2013 were a reduction in pension and non-pension postretirement payments of $93.7 million, of which $79.7 million represents the 2012 contribution to our U.S. pension plans to fully fund our target obligations under the Employee Retirement Income Security Act, and a reduction in interest payments of $12.5 million. Partially offsetting these were an unfavorable cash flow impact of labor related accruals of $9.3 million, increased income tax payments of $8.0 million, payments in settlement of abandoned property audits of $4.5 million, an unfavorable change in prepaid expenses of $4.0 million, and 2012 interest rate swap proceeds of $3.6 million.

Our net cash used in investing activities was ($30.1) million and ($16.7) million in the first nine months of 2013 and 2012, respectively, primarily representing capital expenditures.

Net cash (used in) provided by financing activities was ($39.7) million in the first nine months of 2013, compared to $35.4 million in the year-ago period. Contributing to the year-over-year decrease in net cash (used in) provided by financing activities in the first nine months of 2013 were the redemption of $45.0 million of Senior Secured Notes, together with the payment of $1.4 million of related call premiums, partially offset by stock option exercises of $5.1 million and other debt net borrowings of $1.6 million. In comparison, the first nine months of 2012 included the receipt of proceeds of $450.0 million Senior Secured Notes, partially offset by the repayment of $360.0 million in former senior notes and related call premiums of $23.6 million, debt issuance costs of $13.0 million, and other debt payments of $19.5 million.

Our Free Cash Flow was $1.4 million during the first nine months of 2013, compared to ($60.3) million in the first nine months of 2012, an improvement of $61.7 million. The primary contributors to this change were the $75.1 million favorable cash flow impact from operating activities in the first nine months of 2013, as discussed above, offset by an additional $12.9 million in capital expenditures.

Derivatives

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our former Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15,

2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. As of July 1, 2013, we de-designated 10 percent of the New Rate Agreement representing $4.5 million in order to keep the designated notional amount of the New Rate Agreement in alignment with 10 percent of our Senior Secured Notes. The variable interest rate for our borrowings related to the New Rate Agreement at September 30, 2013, excluding applicable fees, is 5.5 percent. This New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of September 30, 2013, by Standard and Poor’s.

The fair market value for the New Rate Agreement at September 30, 2013, was a $1.6 million liability. The fair market value of the New Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2013, we had commodity futures contracts for 1,620,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.2 million liability. We have hedged a portion of our forecasted transactions through December 2014. At December 31, 2012, we had commodity futures contracts for 2,400,000 million BTUs of natural gas with a fair market value of a $0.4 million liability. The counterparties for these derivatives were rated BBB+ or better as of September 30, 2013, by Standard & Poor’s.

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

Interest Rates

We have an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the New Rate Agreement at September 30, 2013 is 5.5 percent per year. The New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the New Rate Agreement were to fail to perform, the New Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of September 30, 2013 by Standard and Poor’s.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of September 30, 2013.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2013	—	—	—	1,000,000
August 1 to August 31, 2013	—	—	—	1,000,000
September 1 to September 30, 2013	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the nine months ended September 30, 2013. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 6.	Exhibits

Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

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

Libbey Inc.

Date:	November 8, 2013	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer