Form 10-K
period 2013-12-31
LIBBEY INC
filed 2014-03-12
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (based on the consolidated tape closing price on June 30, 2013) of the voting stock beneficially held by non-affiliates of the registrant was approximately $492,904,289. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 28, 2014 was 21,377,290.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2014 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant's 2013 Annual Report to Shareholders where indicated.

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

PART I

Item 1. Business

General

Libbey Inc. (Libbey or the Company) is a leading global manufacturer and marketer of glass tableware products. We believe we are the largest such manufacturer in the Western Hemisphere, in addition to supplying to key markets throughout the world. We believe we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business markets. We are among the largest glass tableware manufacturers in Latin America through our subsidiary Crisa Libbey Commercial, S. de R.L. de C.V. (Libbey Mexico), which goes to market primarily under the Crisa® brand name. Through our subsidiary Libbey Glassware (China) Co., Ltd. (Libbey China) we have a state-of-the-art glass tableware manufacturing facility in China. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Libbey Holland), we manufacture high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Libbey Portugal), we manufacture glass tableware in Portugal for our worldwide customer base. We import and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China Company (Syracuse China). Through our World Tableware Inc. (World Tableware) subsidiary, we import metal flatware, hollowware, serveware and ceramic dinnerware for resale. See note 19 to the Consolidated Financial Statements for segment and geographic information.

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

We seek to continue to increase our share and profitability of our core North American market in the U.S. foodservice and Mexico foodservice and retail channels by leveraging our leading market positions, superior product development capabilities, high customer service levels and broad distribution network. In China, we have significantly expanded in recent years the number of retail and foodservice distributors to which we sell. The growth in the number and geographic coverage of distributors to which we sell our products is expected to enable us to provide the service levels to our customers that are instrumental in increasing sales of our product. In our European facilities, we continue to explore ways to reduce indirect labor, as well as ways to generate new products and capabilities to more fully utilize our capacity, thus spreading the fixed costs over more pieces and improving cash flows while broadening the reach of our customer base.

Our broad manufacturing base enables us to provide our customers with an extensive offering across multiple price points by sourcing products from our low-cost manufacturing facilities in Mexico and China to complement products manufactured at our higher-cost manufacturing facilities in our other regions. We believe that our facility in Mexico is one of the largest in the Western Hemisphere, and we believe that it has additional opportunities for expansion. We are continuing to focus on executing our Lean operating system in our facilities to improve productivity, increase equipment availability and improve quality, all of which enable us to produce more glass pieces without adding assets.

In addition, improvement in profitability and cash flow generation is a key element of our strategy. To this end, we continue to focus on a number of initiatives aimed at creating operating efficiencies, eliminating waste, reducing working capital and instilling a culture of continuous improvement in all aspects of our operations.

After significantly strengthening our balance sheet in May 2012 by reducing interest rates and extending maturities, we continued to reduce our debt in 2013 by redeeming $45 million of our Senior Secured Notes and prepaying an additional RMB 60.0 million (approximately $9.8 million) of debt in China.

We expect 2014 will continue to present a fragile and challenged world marketplace, and, as a result, we expect growth in most of our markets to be modest. We do expect improving opportunities to grow our business in China and other key lines of business. We expect that, by devoting substantially all free cash flow in 2014 to either debt reduction or investments in new technology or new businesses, we will be better positioned to provide increasing returns to our shareholders.

Products

Our tableware products consist of glass tableware (including casual glass beverageware), ceramic dinnerware, and metal flatware, hollowware and serveware. Our glass tableware includes tumblers, stemware (including wine glasses), mugs, bowls, vases, salt and pepper shakers, shot glasses, canisters, candleholders and various other items. In addition to our glass tableware product assortment, our products include glass bakeware, handmade glass tableware and other glass products sold principally to original equipment manufacturers (OEMs), such as blender jars and washing machine windows. Through our Syracuse China and World Tableware subsidiaries, we offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tableware accessories. Our World Tableware subsidiary provides an extensive selection of metal flatware, including knives, forks, spoons and serving utensils. In addition, World Tableware sells metal hollowware, including serving trays, pitchers and other metal tableware accessories, as well as an extensive line of ceramic dinnerware.

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

Sales, Marketing and Distribution

In 2013, approximately 73 percent of our sales were to customers located in North America, and approximately 27 percent of our sales were to customers located outside of North America. We sell our products to over 100 countries around the world, competing in the tableware markets of Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific, as well as North America.

We have our own sales staff of professionals who call on customers and distributors. In addition, we retain the services of manufacturing representative organizations to assist in selling our products in select countries.

We have marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, Portugal, the Netherlands and China. They engage in developing strategies relating to product development, pricing, distribution, advertising, branding, merchandising and sales promotion for the sales regions in which they are located.

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

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice channel. Our Syracuse® China and World® Tableware brands are long-established brands of high-quality ceramic dinnerware, and metal flatware, hollowware and serveware. We are among the leading suppliers of these product categories to foodservice end users. Our glass tableware manufacturing facility in China continues to focus on growth in the domestic China market channel, and it also supplies products to targeted markets worldwide. A significant majority of our tableware sales to foodservice end users are made through a network of foodservice distributors. The distributors in turn sell to a wide variety of foodservice establishments, including national and regional hotel chains, national and regional restaurant chains, independently owned bars and restaurants and casinos.

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

Backlog

As of December 31, 2013, our backlog was approximately $112.3 million, compared to approximately $72.5 million at December 31, 2012. The increase was caused by increased demand by our customers primarily in Europe, as orders have reached more traditional levels due to the continuing economic recovery. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or canceled, we do not believe that our backlog is necessarily indicative of actual sales for any future period and expect that the majority of these orders will be fulfilled within the current year.

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

The manufacture of our tableware products involves the use of automated processes and technologies, as well as manual production. We design much of our glass tableware production machinery, and we continuously refine it to incorporate technological advances to create a competitive advantage. We believe that our production machinery and equipment continue to be adequate for our needs for the foreseeable future, but we continue to invest to further improve our product offering and production efficiencies and reduce our cost profile.

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

Research and Development

Our core competencies include our glass engineering excellence and world-class manufacturing development techniques. Our focus is to increase the quality of our products, develop innovative new product offerings and enhance the profitability of our business through research and development. We will continue to invest in strategic research and development projects that will further enhance our ability to compete in our core business.

We employ a team of engineers, in addition to external consultants and University collaboration studies in sciences, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $3.4 million in 2013, $2.9 million in 2012 and $3.1 million in 2011. These costs were expensed as incurred.

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

•
EveryWare Global, Inc. (a U.S. company), which manufactures and distributes under the Anchor Hocking brand® glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its competitive sales are to retail and foodservice customers;

•	AnHui DeLi Glassware Co., Ltd. (a Chinese company), which manufactures glass tableware in China, where the majority of its competitive sales are to foodservice and retail customers;

•	various manufacturers in Asia, Europe, Middle East and South America; and

•	various sourcing companies.

Other materials such as plastics also compete with glassware.

Competitors in U.S. ceramic dinnerware include, among others:
•Homer Laughlin;
•EveryWare Global, Inc. which markets under the Oneida® brand and others;
•Steelite; and
•various sourcing companies.

Competitors in metalware include, among others:
•EveryWare Global, Inc. which markets under the Oneida® brand and others;
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

On October 10, 1995, Syracuse China Company, our wholly-owned subsidiary, acquired from The Pfaltzgraff Co. (now known as TPC York, Inc., which we refer to as "TPC York") and certain of its subsidiary corporations, the assets operated by them as Syracuse China. TPC York and the New York State Department of Environmental Conservation, which we refer to as the DEC, entered into an Order on Consent effective November 1, 1994, that required TPC York to develop a remedial action plan for and to remediate a landfill, as well as wastewater sludge ponds and adjacent wetlands located on property that Syracuse China Company purchased. Although Syracuse China was not a party to the Order on Consent, as part of the Asset Purchase Agreement with TPC York, which we refer to as the APA, Syracuse China agreed to share a part of the remediation and related expense up to the lesser of 50 percent of such costs or $1.35 million. The approved remedy has been implemented and Syracuse China's payment obligation under the APA has been satisfied.

In addition, Syracuse China has been named as a potentially responsible party by reason of its potential ownership of certain property that adjoins its former plant and that has been designated a subsite of the Onondaga Lake Superfund Site. We believe that any contamination of the subsite was caused by and will be remediated by owners of this site at no cost to Syracuse China. We believe that, even if Syracuse China were deemed to be responsible for any expense in connection with the contamination of the subsite, it is likely that a portion of the expense would be paid by TPC York pursuant to the APA.

By letter dated October 31, 2008, the DEC and U.S. Environmental Protection Agency, which we refer to as the EPA, made a demand upon Syracuse China and several other companies for recovery of approximately $12.5 million of direct and indirect costs allegedly expended by the DEC and EPA in connection with the Onondaga Lake Superfund Site. In February 2013, Syracuse China, TPC York and Honeywell International Inc., which we refer to as Honeywell, entered into an agreement to settle certain claims relating to the Onondaga Lake Bottom subsite, which Honeywell previously undertook to remediate. Under that Settlement Agreement, Honeywell has agreed to indemnify Syracuse China with respect to certain claims that may be made by any government or third party with respect to the Onondaga Lake Bottom subsite.

By letter dated October 30, 2009, the EPA notified Syracuse China and several other potentially responsible parties of potential liability for response costs in connection with the Lower Ley Creek subsite ("Ley Creek Subsite") of the Onondaga Lake Superfund Site. Although it is reasonably possible that the Company or Syracuse China may have liability in connection with the Ley Creek Subsite, we are unable to estimate the magnitude of the potential liability of the Company or Syracuse China associated with the Ley Creek Subsite.

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

Although we have modified and continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment for environmental control activities were not material during 2013 or 2012 and are not expected to increase significantly in 2014.

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

We employed 6,437 persons at December 31, 2013. Approximately 71 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2014. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2014. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2016. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Libbey China does not have written collective bargaining agreements with its unionized employees but does consult with the unions on various matters.

Executive Officers of the Registrant

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. The average years of industry experience of all of our executive officers is over 16 years. On November 30, 2013, Mr. Richard I. Reynolds, formerly Executive Vice President, Strategy Program Management, retired from Libbey after more than 43 years of service with the Company.

Name and Title	Professional Background
Kenneth A. Boerger Vice President and Treasurer
Mr. Boerger, 55, has been Vice President and Treasurer of Libbey Inc. since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company's financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey's former parent company.

Sherry L. Buck Vice President, Chief Financial Officer
Ms. Buck, 50, joined Libbey as Vice President, Chief Financial Officer on August 1, 2012. Ms. Buck came to Libbey from Whirlpool Corporation (NYSE: WHR), which she joined in 1993 and where she most recently served as Chief Financial Officer, Global Product and Enterprise Cost Leadership, since October 2010. From 2009 to October 2010, Ms. Buck was Vice President, Finance - U.S., and from 2007 to the end of 2008 she served as Vice President, Cost Leadership. Previous roles with Whirlpool included Vice President, Finance - International and Corporate Vice President, Business Performance Management.

Daniel P. Ibele Vice President, General Manager, U.S. and Canada
Mr. Ibele, 53, has served as Libbey Inc.'s Vice President, General Manager, U.S. and Canada, since August 1, 2012. From June 2010 until that date, Mr. Ibele was Vice President, Global Sales and Marketing. From June 2006 to June 2010, Mr. Ibele was Vice President, General Sales Manager, North America of the Company. From the time he joined Libbey in 1983 until 2006, Mr. Ibele held various marketing and sales positions of increasing responsibility.

Susan A. Kovach Vice President, General Counsel and Secretary
Ms. Kovach, 54, has been Vice President, General Counsel and Secretary of Libbey Inc. since July 2004, having joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Ms. Kovach was Of Counsel to Dykema Gossett PLLC from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI) and from 1998 to 2000 as Vice President, General Counsel and Corporate Secretary of Omega Worldwide, Inc., a NASDAQ-listed firm. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

Timothy T. Paige Vice President, Human Resources
Mr. Paige, 56, has served as Vice President, Human Resources since March 2012. From December 2002 until February 2012, he was Vice President, Administration, and from January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in human resources management positions.

Stephanie A. Streeter Chief Executive Officer
Ms. Streeter, 56, has served as Chief Executive Officer and a director of Libbey since August 1, 2011. Prior to joining Libbey on July 1, 2011, Ms. Streeter was interim Chief Executive Officer of the United States Olympic Committee from March 2009 to March 2010 and served on its Board of Directors from 2004 to 2009. Ms. Streeter also was employed as Chairman and Chief Executive Officer of Banta Corporation, a NYSE-listed provider of printing, supply chain management and related services that was acquired by R.R. Donnelley & Sons Company (NYSE: RRD) in 2007. She joined Banta in 2001 as President and Chief Operating Officer and was appointed Chief Executive Officer in 2002. A member of the Board of Directors of Banta from 2001 to 2007, she was elected Chairman in 2004. Prior to joining Banta, Ms. Streeter was Chief Operating Officer at Idealab. Ms. Streeter also spent 14 years at Avery Dennison Corporation in a variety of product and business management positions. She was Group Vice President of Worldwide Office Products from 1996 to 2000. Ms. Streeter is a member of the Boards of Directors of The Goodyear Tire & Rubber Company (NYSE: GT) (since 2008), Kohl's Corporation (NYSE: KSS) (since 2007) and Catalyst (since 2005).

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

Our business is dependent on business and personal discretionary spending in the retail, travel, restaurant and bar or entertainment industries. Business and personal discretionary spending may decline during general economic downturns or during periods of uncertainty about economic conditions. In addition, austerity measures adopted by some governments may cause consumers in some markets that we serve to reduce or postpone spending. Consumers also may reduce or postpone spending in response to tighter credit, negative financial news, higher fuel and energy costs, higher tax rates and health care costs and/or declines in income or asset values. Additionally, expenditures in the travel, restaurant and bar or entertainment industries may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, during periods of severe weather or during periods when travel or entertainment might involve health-related risks such as severe outbreaks, epidemics or pandemics of contagious disease.

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

•
EveryWare Global, Inc., which manufactures and distributes, under the Anchor Hocking® brand, glass beverageware, industrial products and bakeware primarily to retail, industrial and foodservice channels in North America;

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	AnHui DeLi Glassware Co., Ltd. (a Chinese company), which manufactures glass tableware in China, where the majority of its competitive sales are to foodservice and retail customers;

•	various manufacturers in Asia, Europe, Middle East and South America; and

•	various sourcing companies.

In addition, makers of tableware produced with other materials such as plastics compete to a certain extent with glassware manufacturers.

Competitors in the U.S. market for ceramic dinnerware include, among others: Homer Laughlin; EveryWare Global, Inc. (which markets ceramic dinnerware under the Oneida® brand and others); Steelite; and various sourcing companies. Competitors in metalware include, among others: EveryWare Global, Inc. (which markets metalware under the Oneida® brand and others); Walco,

Inc.; and various sourcing companies. In Mexico, where a larger portion of our sales are in the retail market, our primary competitors include imports from foreign manufacturers located in countries such as China, France, Italy and Colombia, as well as Vidriera Santos and Vitro Par in the candle category.

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

We have not funded, and under Mexican law we are not obligated to fund, our Mexican pension plan. As of December 31, 2013, the unfunded amount of the projected benefit obligation for the Mexican pension plan was $39.7 million. In addition, although we have closed participation in our U.S. pension and post-retirement welfare plans, many of our employees participate in, and many of our former employees are entitled to benefits under, our U.S. and non-U.S. defined benefit pension plans and post-retirement welfare plans.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement charges, for all U.S. and non-U.S. plans was $20.4 million and $27.3 million for the fiscal years ended December 31, 2013 and 2012, respectively. We expect our total pension and postretirement welfare expense for all U.S. and non-U.S. plans to decrease to $14.4 million in 2014. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2013 year-end data, sensitivity to these key market risk factors is as follows:

•	A change of 1 percent in the discount rate would change our total pension and postretirement welfare expense by approximately $4.9 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.8 million.

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

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and therefore are subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2013, we had fixed price contracts in place for approximately 37.3 percent of our estimated 2014 natural gas needs with respect to our North American manufacturing facilities and approximately 45.5 percent of our estimated 2014 natural gas needs with respect to our international manufacturing facilities. In some countries in which we operate, including China, our ability to put fixed priced contracts in place is limited. We spent $37.2 million and $37.6 million, respectively on natural gas for the year ended December 31, 2013 and 2012. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

Operational Risks

If we are unable to renegotiate collective bargaining agreements successfully when they expire, organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2014. The agreement with our unionized employees in Shreveport, Louisiana expires on December 15, 2014, and the agreements with our unionized employees in Toledo, Ohio expire on September 30, 2016. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Libbey China does not have written collective bargaining agreements with its unionized employees but does consult with the unions on various matters.

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

All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood, hurricane and other natural disasters;

•	power loss, computer systems failure, internet and telecommunications or data network failure; and

•	hackers, computer viruses or software bugs.

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

In addition, although we take steps to secure our management information systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches and cyber attacks. Our reputation, brand, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

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

Financial risks

Our level of debt may limit our operating and financial flexibility.

As of December 31, 2013, we had $413.2 million aggregate principal amount of debt outstanding. Although the indenture governing our $405.0 million senior secured notes does not contain financial covenants, both the indenture and our Amended and Restated Senior Secured Credit Agreement contain other covenants that limit our operational and financial flexibility, such as by:

•	limiting the additional indebtedness that we may incur;

•	limiting certain business activities, investments and payments, and

•	limiting our ability to dispose of certain assets.

These covenants may limit our ability to engage in activities that may be in our long-term best interests.

In addition, our levels of indebtedness could:

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

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2013 and 2012, we did not have any impairment related to goodwill or intangible assets. As of December 31, 2013, we had goodwill and other identifiable intangible assets of $186.7 million and net fixed assets of $265.7 million. During 2013, we incurred a fixed asset impairment charge of $1.9 million for the write-down of fixed assets to estimated fair market value related to our reduced manufacturing capacity at our Shreveport, Louisiana manufacturing facility. During 2012, we did not have an impairment related to fixed assets.

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

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $49.4 million and $32.7 million for the years ended December 31, 2013 and 2012, respectively.

Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Charges related to our employee pension and postretirement welfare plans resulting from headcount realignment may adversely affect our results of operations and financial condition.

As part of our pension expense, we incurred pension settlement charges of $2.3 million and $4.1 million during 2013 and 2012, respectively. These charges were triggered by excess lump sum distributions to retirees and terminated vested employees. For further discussion of these charges, see note 9 to our consolidated financial statements for the year ended December 31, 2013. To the extent that we experience additional headcount shifts or changes, we may incur further expenses related to our employee pension and postretirement welfare plans, which could have a material adverse effect on our results of operations and financial condition.

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

We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2013 and 2012, those jurisdictions having a net deferred tax asset position after valuation allowances had a balance of $9.4 million and $13.0 million, respectively.

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

The annual rate of inflation in China, as measured by changes in the Consumer Price Index, has shown volatility. Inflation during 2011 was around 5.0%. Although inflation in China during 2012 and 2013 slowed to 2.6%, Chinese media reports suggest that the inflation rate in 2014 is expected to rise. If this trend were to continue, Libbey China's operating results and cash flows could be adversely affected, thereby adversely affecting our results of operations and financial condition.

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

We are subject to complex corporate governance, public disclosure and accounting requirements to which most of our competitors are not subject.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2013 we occupied the following square footage at plants and warehouse/distribution facilities:

	Americas		EMEA		U.S. Sourcing		Other
Location	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Toledo, Ohio:
Manufacturing	733,800	—
Warehousing/Distribution	713,100	408,200
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Monterrey, Mexico:
Manufacturing	558,000	126,000
Warehousing/Distribution	207,000	843,000
Leerdam, Netherlands:
Manufacturing			141,000	—
Warehousing/Distribution			127,000	442,000
Laredo, Texas:
Warehousing/Distribution	149,000	126,500
West Chicago, Illinois:
Warehousing/Distribution					—	249,000
Marinha Grande, Portugal:
Manufacturing			217,000	—
Warehousing/Distribution			193,000	—
Langfang, China:
Manufacturing							217,143	—
Warehousing/Distribution							232,000	67,167

These facilities have an aggregate floor space of 7.1 million square feet. We own approximately 59 percent and lease approximately 41 percent of this floor space. In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (in Toledo, Ohio and New York) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

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

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE MKT exchange under the symbol LBY. The price range for the Company's common stock as reported by the NYSE MKT exchange and dividends declared for our common stock were as follows:

	2013			2012
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$19.77	$17.80	$—	$15.57	$12.35	$—
Second Quarter	$24.77	$17.80	$—	$15.54	$12.72	$—
Third Quarter	$26.00	$20.70	$—	$17.64	$13.40	$—
Fourth Quarter	$24.32	$20.14	$—	$19.94	$14.80	$—

The closing market price of our common stock on February 28, 2014 was $23.29 per share.

On February 28, 2014, there were 772 registered common shareholders of record. Since February 2009, no dividends have been paid and we do not plan to declare any dividends in 2014. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Comparison of Cumulative Total Returns

The graph below compares the total stockholder return on our common stock to the cumulative total return for the Russell 2000 Index (“Russell 2000”), a small-cap index, and the Standard & Poor's Housewares & Specialties Index, a capitalization-weighted index that measures the performance of the housewares sector of the Standard & Poor's SmallCap Index. We selected the Housewares & Specialties Index because at the end of 2013 there is only one other glass tableware manufacturer with stock publicly traded in the U.S. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.

The graph assumes an $100 investment in our common stock on January 1, 2008, and also assumes investments of $100 in each of the Russell 2000, and the Housewares & Specialties Index, respectively, on January 1, 2008. The value of these investments on December 31 of each year from 2008 through 2013 is shown in the table below the graph.

Comparison of Cumulative Five Year Total Return
$2,000
$1,500
$1,000
$500
$0
2008
2009
2010
2011
2012
2013
Libbey Inc.
Russell 2000 Index
S&P 600 Housewares & Specialties

Company/Index	Base Period Dec 2008	Indexed Returns Years Ending
		Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013
Libbey Inc.	100	612.00	1,237.60	1,019.20	1,548.00	1,680.00
Russell 2000 Index	100	127.17	161.32	154.59	179.86	249.69
S&P 600 Housewares & Specialties	100	152.97	142.98	242.12	274.87	291.15

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	988,780	$14.07	1,175,652
Equity compensation plans not approved by security holders	—	—	—
Total	988,780	$14.07	1,175,652

Issuer Purchases of Equity Securities

Following is a summary of the 2013 fourth quarter activity in our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2013	—	—	—	1,000,000
November 1 to November 30, 2013	—	—	—	1,000,000
December 1 to December 31, 2013	—	—	—	1,000,000
Total	—	—	—	1,000,000
________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this authorization. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the year ended December 31, 2013. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

Item 6. Selected Financial Data

Information with respect to Selected Financial Data is incorporated by reference to our 2013 Annual Report to Shareholders.

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

General Overview

Headquartered in Toledo, Ohio, we believe that we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and that we are one of the largest glass tableware manufacturers in the world. Our product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware, metal flatware, hollowware and serveware. We sell our products to foodservice, retail, and business-to-business customers in over 100 countries, with our sales to customers within North America accounting for approximately 73 percent of our total sales. We are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we believe we are a leading manufacturer and marketer of casual glass beverageware in Europe, the Middle East and Africa (EMEA) and have a growing presence in Asia Pacific.

Effective January 1, 2013, we revised our reporting segments to align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we now report financial results for the Americas, EMEA, U.S. Sourcing and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

Americas—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

U.S. Sourcing—includes U.S. sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific. Plastic items were included in this segment until we sold substantially all of the assets of our Traex subsidiary on April 28, 2011.

Executive Overview

During 2013, the environment in which we operate proved challenging and we expect it to remain so into 2014. The U.S. continued to experience a generally uncertain economic environment. U.S. consumer sentiment deteriorated in the fourth quarter to the weakest level in the past four quarters, and major foodservice indices indicate continued declining restaurant traffic. Many of our largest U.S. retail customers are reporting decreased traffic and average unit retail reductions compared to 2012. While the Mexican economy was stable for the first half of 2013, in the second half of 2013 significant fiscal reform reduced consumer confidence, which drives a sizable portion of the economy. The European economy remains fragile and uneven. The rate of economic growth within China has slowed considerably compared to 2012. Specifically affecting our business is the very tight credit environment and Chinese government tightening on consumption and entertaining, referred to as the “Eight Regulations”. Despite these conditions, we achieved a number of financial highlights in 2013 as a result of our commitment to improving our cost structure while leveraging our leadership positions in key lines of business and strengthening our balance sheet. Among the highlights are the following:

•	2013 net sales were $818.8 million.

•	2013 income from operations was $72.5 million.

•	2013 Adjusted EBITDA of $134.4 million, surpassing our previous historical best reached in 2012 of $132.4 million.

Additionally, we continued to strengthen our balance sheet during 2013. On May 7, 2013, we redeemed an aggregate principal amount of $45.0 million of our Senior Secured Notes. In addition, we pre-paid the final €3.3 million (approximately $4.5 million) principal balance, along with accrued interest, on our BES Euro Line on August 14, 2013. Libbey China pre-paid the remaining RMB 60.0 million (approximately $9.8 million) outstanding principal balance on its RMB Loan Contract in 2013. The payments in respect to the RMB Loan Contract were not due until 2014. As of December 31, 2013, we had available capacity of $70.5 million under our ABL credit facility, with no outstanding borrowings under our ABL Facility and $42.2 million in cash on hand.

Libbey continues to successfully implement "Libbey 2015", our comprehensive business strategy launched in 2012 to improve our financial position and our ability to compete effectively in the market today and into the future. Libbey 2015 is centered on reducing our costs and boosting efficiency, reinforcing our leadership position in key channels (particularly U.S. foodservice and Mexico foodservice and retail), accelerating growth in China and reducing our liabilities and the working capital required to operate the core business. In February 2013, we announced our plan to exit sales of certain glassware items, realign production in North America and reduce manufacturing capacity at our Shreveport, Louisiana facility, all within our Americas segment. On May 30, 2013 we commenced the activities we announced in February, and we will substantially complete the relocation of a portion of the production from Shreveport, Louisiana to our Toledo, Ohio and Monterrey, Mexico locations in the first quarter of 2014. In connection with this plan, we expect to incur a pretax charge in the range of approximately $8.0 million to $10.0 million. We expect approximately $5.5 million of the pretax charge to result in cash expenditures. We recorded a pretax charge of $6.5 million in 2013, which included employee termination costs, fixed asset impairment charges, depreciation expense and other restructuring expenses. We expect the realignment to result in 2014 cost savings of $7.0 million to 9.0 million. (See note 7 to the Consolidated Financial Statements for a further discussion.)

In addition, during 2013 we took steps to position Libbey for future growth. In particular, during the first four months of the year, we rebuilt, expanded and added capacity to a furnace in Monterrey, Mexico to make it the largest of its kind in the Western Hemisphere. In October 2013, we ratified our collective bargaining agreements with our unions in Toledo, Ohio. Working with Louisiana Economic Development we announced, in November 2013, a $20.0 million investment that will bring new glass-making technology to our Shreveport, Louisiana manufacturing plant. To reinforce our leadership in key market channels throughout the world, during 2013 we made substantial investments in increasing our sales force, training and development and marketing expense. We believe this will result in increased revenue and profit in future years.

We also undertook a comprehensive analysis of our healthcare plans and the provisions of the Affordable Care Act (ACA) that will impact us over the next several years. As a result we made substantial changes to our healthcare plans for both salaried and hourly associates in the United States that were effective January 1, 2014. The changes were made in part to ensure we do not trigger the ACA excise tax penalty on high cost plans that is scheduled to take effect in 2018.

Results of Operations

The following table presents key results of our operations for the years 2013, 2012 and 2011:

Year ended December 31,
(dollars in thousands, except percentages and per-share amounts)	2013	2012	2011
Net sales	$818,811	$825,287	$817,056
Gross profit (2)	$187,339	$195,185	$168,739
Gross profit margin	22.9%	23.7%	20.7%
Income from operations (IFO) (2)(3)	$72,499	$81,289	$63,475
IFO margin	8.9%	9.8%	7.8%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$73,706	$50,402	$68,703
EBIT margin	9.0%	6.1%	8.4%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$117,675	$91,873	$110,891
EBITDA margin	14.4%	11.1%	13.6%
Adjusted EBITDA(1)	$134,401	$132,404	$113,089
Adjusted EBITDA margin	16.4%	16.0%	13.8%
Net income (2)(3)(4)	$28,459	$6,966	$23,641
Net income margin	3.5%	0.8%	2.9%
Diluted net income per share	$1.31	$0.33	$1.14
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

(2)
2013 includes a net $8.4 million loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction, $0.4 million of pension settlement charges and $1.7 million of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. 2012 includes severance charges of $3.3 million related to the implementation of our new strategic plan. 2011 includes a $1.8 million accrual for an unclaimed property audit, a $0.8 million write-down of unutilized fixed assets in our Americas segment and $0.2 million of restructuring charges. (See notes 5, 7, 9 and 18 to the Consolidated Financial Statements.)

(3)
In addition to item (2) above, 2013 includes $4.9 million in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility, $1.8 million of pension settlement charges, $1.8 million for abandoned property charges and $0.7 million for executive retirement. 2012 includes $1.9 million of severance related to the implementation of our new strategic plan and $4.3 million of pension curtailment and settlement charges related to the U.S. plans. 2011 includes $2.7 million of CEO transition expenses ($1.7 million of non-cash charges related to accelerated vesting of previously issued equity compensation, with the remainder related to relocation expenses, search fees and other), $0.9 million for an unclaimed property audit, $1.1 million for severance, offset by an equipment credit of $0.8 million and a restructuring credit of $0.3 million related to the closure of the decorating operations at our Shreveport manufacturing facility. (See notes 5, 7, 9 and 18 to the Consolidated Financial Statements.)

(4)
In addition to item (3) above, 2013 includes a net gain of $3.9 million related to the furnace malfunction at our Toledo, Ohio manufacturing facility and a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013. 2012 includes a loss of $31.1 million for the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million of 10.0 percent Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. 2011 includes a net gain of $3.4 million related to the gain on the sale of substantially all of the assets of Traex, income of $3.4 million related to the gain on the sale of land at our Libbey Holland facility, a loss of $2.8 million related to the redemption of $40.0 million of 10.0 percent Senior Secured Notes and an equipment credit of $0.2 million. (See notes 6, 7, 17 and 18 to the Consolidated Financial Statements).

Discussion of 2013 vs. 2012 Results of Operations

Net Sales

For the year ended December 31, 2013, net sales decreased 0.8 percent to $818.8 million, compared to $825.3 million in the prior year. The decrease in net sales was attributable to decreased sales of $19.9 million in the Americas, offset by an increase of $11.7 million and $6.1 million in EMEA and U.S. Sourcing, respectively.

The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2013	2012
Americas	$560,840	$580,734
EMEA	146,455	134,778
U.S. Sourcing	78,302	72,234
Other	33,214	37,541
Consolidated	$818,811	$825,287

Net Sales — Americas

Net sales in the Americas were $560.8 million, compared to $580.7 million in 2012, a decrease of 3.4 percent (a decrease of 4.0 percent excluding currency fluctuation). The primary contributor was a 7.7 percent decrease in sales within our retail channel of distribution. Our retail channel was impacted by our decision to exit the sale of certain low margin items as we reconfigured our Americas manufacturing footprint, a loss of share on very price competitive items and softness in consumer spending and reduced traffic. Net sales in our foodservice and business-to-business channels were relatively flat compared to the prior year.

Net Sales — EMEA

Net sales in EMEA were $146.5 million, compared to $134.8 million in 2012, an increase of 8.7 percent (an increase of 5.4 percent excluding currency fluctuation). The primary contributor to the increased net sales was increased shipments to EMEA customers in all channels of distribution and the favorable currency impact.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $78.3 million, compared to $72.2 million in 2012, an increase of 8.4 percent. The primary contributors to the increased sales were increased shipments in our foodservice channel.

Gross Profit

Gross profit decreased to $187.3 million in 2013, compared to $195.2 million in the prior year. Gross profit as a percentage of net sales decreased to 22.9 percent, compared to 23.7 percent in the prior year. The primary drivers of the $7.8 million decline in gross profit were decreased production activity net of volume-related production costs due to planned furnace rebuilds; relocation of production as part of our realignment; and the furnace malfunction at our Toledo, Ohio manufacturing facility ($24.0 million); and accelerated depreciation related to our North American capacity realignment and furnace rebuilds ($2.5 million). Partially offsetting these unfavorable impacts were a reduction in labor, benefit and pension expenses of $14.3 million and a favorable currency impact of $4.7 million.
Income From Operations

Income from operations for the year ended December 31, 2013 decreased $8.8 million, to $72.5 million, compared to $81.3 million in the prior year. Income from operations as a percentage of net sales was 8.9 percent for the year ended December 31, 2013, compared to 9.8 percent in the prior year. The decrease in income from operations is the result of the decrease in gross profit (discussed above), a $4.9 million charge related to discontinuation of production of certain glassware in North America and reduction of manufacturing capacity at our Shreveport, Louisiana, manufacturing facility, $1.8 million of abandoned property expense, and $1.8 million of increased selling and marketing expenses. Partially offsetting these unfavorable expenses was a favorable $7.4 million reduction in labor, benefit and pension expense.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the year ended December 31, 2013 increased by $23.3 million, or 46.2 percent, to $73.7 million in 2013 from $50.4 million in 2012. EBIT as a percentage of net sales increased to 9.0 percent in 2013, compared to 6.1 percent in the prior year. The increase in EBIT is a result of the $28.6 million decrease in loss on redemption of debt and the favorable impact of $3.9 million associated with the furnace malfunction in Toledo, Ohio, partially offset by the decrease in income from operations (discussed above).

Segment EBIT
The following table summarizes Segment EBIT(1) by operating segments:

	December 31, 2013
(dollars in thousands)	Americas	EMEA	U.S. Sourcing
Segment EBIT, December 31, 2012	$95,833	$(714)	$11,381
Sales, excluding currency	69	2,522	1,054
Manufacturing and distribution	24	(421)	(1,217)
Selling, general, administrative and other income/expense	884	(764)	(1,466)
Effects of changing foreign currency rates	3,448	251	—
Segment EBIT, December 31, 2013	$100,258	$874	$9,752

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 19 to the Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — Americas

Segment EBIT increased to $100.3 million in 2013, compared to $95.8 million in 2012. Segment EBIT as a percentage of net sales for the Americas increased to 17.9 percent in 2013, compared to 16.5 percent in the prior year. The primary drivers of the $4.4 million increase in Segment EBIT were reduced production related labor, benefit and pension expense of $10.9 million, a favorable currency impact of $3.4 million, reduced repair and maintenance expense of $3.9 million, reduced rent and lease expense of $0.6 million and reduced selling, general, administrative and other income (expense) of $0.9 million. Partially offsetting these favorable items were the unfavorable impact of $17.2 million resulting from decreased production activity net of lower volume-related production costs due to a significant furnace rebuild, and relocation of production as part of our North American manufacturing realignment.

Segment EBIT — EMEA

Segment EBIT increased to $0.9 million in 2013, compared to ($0.7) million in 2012. Segment EBIT as a percentage of net sales for EMEA increased to 0.6 percent in 2013, compared to (0.5) percent in the prior-year. The primary driver of the $1.6 million increase in Segment EBIT was the impact of actions taken relative to our Libbey 2015 Strategy to improve cash generation in Europe. The new strategy resulted in a favorable sales impact from increased volume and improved mix of $2.5 million. Partially offsetting this were increases in energy costs of $0.8 million.

Segment EBIT — U.S. Sourcing

Segment EBIT decreased to $9.8 million in 2013, compared to $11.4 million in 2012. Segment EBIT as a percentage of net sales for U.S. Sourcing decreased to 12.5 percent in 2013, compared to 15.8 percent in the prior-year. The primary driver of the $1.6 million decrease in Segment EBIT was increased selling, general and administrative expense of $1.5 million resulting from additional workers compensation expense and corporate allocations stemming from increased selling and marketing costs.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $25.8 million in 2013, to $117.7 million, compared to $91.9 million in 2012. As a percentage of net sales, EBITDA increased to 14.4 percent in 2013, from 11.1 percent in 2012. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT) and $2.5 million of additional depreciation expense (including $1.7 million of accelerated depreciation on certain fixed assets included in the North American manufacturing capacity realignment).

Adjusted EBITDA

Adjusted EBITDA increased by $2.0 million in 2013, to $134.4 million, compared to $132.4 million. As a percentage of net sales, Adjusted EBITDA was 16.4 percent for 2013, compared to 16.0 percent in 2012. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

Year ended December 31, (dollars in thousands)	2013	2012
Net income	$28,459	$6,966
Add: Interest expense	32,006	37,727
Add: Provision for income taxes	13,241	5,709
Earnings before interest and income taxes (EBIT)	73,706	50,402
Add: Depreciation and amortization	43,969	41,471
Earnings before interest, taxes, deprecation and amortization (EBITDA)	117,675	91,873
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 6) (1)	2,518	31,075
Severance	—	5,150
Pension curtailment and settlement charge (see note 9) (2)	2,252	4,306
Furnace malfunction (see note 18) (3)	4,428	—
Restructuring charges (see note 7) (4)	6,544	—
Abandoned property (see note 18)	1,781	—
Executive retirement (see note 12)	736	—
Depreciation expense included in special items and also in depreciation and amortization above	(1,533)	—
Adjusted EBITDA	$134,401	$132,404
____________________________________

(1)
Loss on redemption of debt for 2013 includes the write-off of unamortized finance fees and call premium on the $45.0 million Senior Secured Notes redeemed in May 2013. Loss on redemption of debt for 2012 relates to the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million former Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap.

(2)
The pension settlement charge for 2013 and 2012 relates to excess lump sum distributions from the U.S. plans. In addition, 2012 included a pension curtailment charge resulting from the announcement that, as of January 1, 2013, we were ceasing annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plans and SERP.

(3)	Furnace malfunction relates to loss of production of $8.9 million and disposal of fixed assets of $0.5 million, net of a $5.0 million insurance recovery, at our Toledo, Ohio, manufacturing facility.

(4)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.
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

Net Income and Diluted Net Income Per Share

We recorded net income of $28.5 million, or $1.31 per diluted share, in 2013, compared to $7.0 million, or $0.33 per diluted share, in 2012. Net income as a percentage of net sales was 3.5 percent in 2013, compared to 0.8 percent in the prior year. The increase in net income and diluted net income per share is generally due to the factors discussed in EBIT above, a $5.7 million reduction in interest expense, and a $7.5 million increase in the provision for income taxes. The reduction in interest expense is primarily the result of lower interest rates on the Senior Secured Notes and lower debt levels due to the redemption of $45.0 million Senior Secured Notes in May 2013. The effective tax rate was 31.8 percent for 2013 compared to 45.0 percent in 2012. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, the impact of tax legislation in certain foreign jurisdictions, changes in the mix of earnings in countries with differing statutory tax rates, changes in accruals related to uncertain tax positions and foreign withholding tax.

Discussion of 2012 vs. 2011 Results of Operations

Net Sales

For the year ended December 31, 2012, net sales increased 1.0 percent to $825.3 million, compared to $817.1 million in the prior year. The increase in net sales was attributable to increased sales in our Americas and U.S. Sourcing segments partially offset by decreased sales in our EMEA segment.

The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2012	2011
Americas	$580,734	$571,394
EMEA	134,778	144,575
U.S. Sourcing	72,234	65,601
Other	37,541	35,486
Consolidated	$825,287	$817,056
Net Sales — Americas

Net sales in the Americas were $580.7 million in 2012, compared to $571.4 million in 2011, an increase of 1.6 percent (an increase of 2.9 percent excluding currency fluctuation). The primary contributors were a 3.8 percent increase and 5.2 percent increase in sales within our foodservice and business-to-business channels of distribution resulting from increased shipments to our customers and improved mix. Partially offsetting these was a 2.0 percent decrease in sales within our retail channel, primarily resulting from unfavorable effects of currency.
Net Sales — EMEA

Net sales in EMEA were $134.8 million in 2012, compared to $144.6 million in 2011, a decrease of 6.8 percent. The decrease in sales is driven by the unfavorable effects of currency. Excluding currency fluctuations, net sales would have increased 0.6 percent.
Net Sales — U.S. Sourcing

Net sales in the U.S. Sourcing segment were $72.2 million in 2012, compared to $65.6 million in 2011, an increase of 10.1 percent. This increase in sales resulted from increased shipments and improved mix in our foodservice channel.

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

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the year ended December 31, 2012 decreased by $18.3 million, or 26.6 percent, to $50.4 million in 2012 from $68.7 million in 2011. EBIT as a percentage of net sales decreased to 6.1 percent in 2012, compared to 8.4 percent in the prior year. The decrease in EBIT is a result of a $28.3 million increase in loss on redemption of debt from the debt refinancing (write-off of unamortized finance fees and discounts and call premium payments related to the redemption of our former Senior Secured Notes), partially offset by an increase in income from operations (discussed above). 2011 also included a $3.4 million gain on the sale of land at our Libbey Holland facility and a $3.4 million gain on the sale of substantially all of the assets of Traex.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	December 31, 2012
(dollars in thousands)	Americas	EMEA	U.S. Sourcing
Segment EBIT, December 31, 2011	$74,725	$3,924	$10,394
Sales, excluding currency	21,104	(2,406)	1,812
Manufacturing and distribution	771	(3,062)	316
Selling, general, administrative and other income/expense	(457)	1,061	(1,141)
Effects of changing foreign currency rates	(310)	(231)	—
Segment EBIT, December 31, 2012	$95,833	$(714)	$11,381
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 19 to the Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — Americas

Segment EBIT increased to $95.8 million in 2012, compared to $74.7 million in 2011. Segment EBIT as a percentage of net sales for the Americas increased to 16.5 percent in 2012, compared to 13.1 percent in the prior year. The primary drivers of the $21.1 million increase in Segment EBIT were a $21.1 million favorable impact from changes in sales volume and mix.

Segment EBIT — EMEA

Segment EBIT decreased to ($0.7) million in 2012, compared to $3.9 million in 2011. Segment EBIT as a percentage of net sales for EMEA decreased to (0.5) percent in 2012, compared to 2.7 percent in the prior-year. The primary drivers of the $4.6 million decrease in Segment EBIT were a $2.4 million unfavorable impact from changes in sales volume and mix and $2.7 million of increased energy costs. These unfavorable items were partially offset by reduced selling, general, administrative and other income (expense) of $1.1 million primarily resulting from lower labor and benefit expenses and reduced allocations.

Segment EBIT — U.S. Sourcing

Segment EBIT increased by $1.0 million, or 9.5 percent, to $11.4 million in 2012, compared to $10.4 million in 2011. Segment EBIT as a percentage of net sales remained flat compared to 2011. The impact of increased sales to World Tableware and Syracuse China customers contributed $1.8 million to the increased Segment EBIT. Partially offsetting this was an increase in selling, general and administrative expenses from increased allocations resulting from higher selling and marketing costs.
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

Year ended December 31, (dollars in thousands)	2012	2011
Net income	$6,966	$23,641
Add: Interest expense	37,727	43,419
Add: Provision for income taxes	5,709	1,643
Earnings before interest and income taxes (EBIT)	50,402	68,703
Add: Depreciation and amortization	41,471	42,188
Earnings before interest, taxes, deprecation and amortization (EBITDA)	91,873	110,891
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 6) (1)	31,075	2,803
Severance (2)	5,150	1,105
Pension curtailment and settlement charge (see note 9) (3)	4,306	—
Gain on sale of land at Libbey Holland facility	—	(3,445)
Gain on sale of Traex (see note 17)	—	(3,418)
CEO transition expenses	—	2,722
Abandoned property (see note 18)	—	2,719
Equipment credit	—	(1,021)
Fixed asset write-down (see note 5) (4)	—	817
Facility closure credit (5)	—	(84)
Adjusted EBITDA	$132,404	$113,089
____________________________________

(1)
Loss on redemption of debt relates to the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million former Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap. 2011 includes the write-off of unamortized finance fees and discounts and call premium payments on the $40.0 million former Senior Secured Notes redeemed in March 2011.

(2)	The 2012 severance charges relate to the implementation of our new strategic plan.

(3)
The pension settlement charge relates to excess lump sum distributions from the U.S. plans. The pension curtailment charge resulted from the announcement that, as of January 1, 2013, we were ceasing annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plans and SERP.

(4)	Fixed asset impairment charges are related to unutilized fixed assets in our Americas segment.

(5)	Facility closure credit is related to the closure of our Syracuse, New York, manufacturing facility and the decorating operations at our Shreveport manufacturing facility.

We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of 2013 vs. 2012 Results of Operations above.

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

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2013, we had no borrowings outstanding under our $100.0 million ABL Facility and we had $6.2 million in letters of credit issued under that facility. We had $70.5 million of unused availability remaining under the ABL Facility at December 31, 2013, as compared to $68.6 million of unused availability at December 31, 2012. In addition, we had $42.2 million of cash on hand at December 31, 2013, compared to $67.2 million of cash on hand at December 31, 2012. Of our total cash on hand at December 31, 2013 and December 31, 2012, $20.1 million and $23.6 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8 to the Consolidated Financial Statements.

On May 7, 2013, Libbey Glass Inc. redeemed an aggregate principal amount of $45.0 million of our outstanding Senior Secured Notes due 2020. We funded this redemption using cash on hand and borrowings under our ABL Facility.

On August 14, 2013, Libbey Portugal pre-paid the final €3.3 million (approximately $4.5 million) principal payment along with accrued and unpaid interest on its BES Euro Line, which was scheduled to mature in December 2013. Additionally, Libbey China pre-paid the remaining RMB 60.0 million (approximately $9.8 million) outstanding principal balance on its RMB Loan Contract (construction loan) in 2013. The payments in respect to the RMB Loan Contract were not due until 2014.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our amended and restated ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.
Working Capital

The following table presents our working capital components:

December 31, (dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	2013	2012
Accounts receivable — net	$94,549	$80,850
Less: Receivable on furnace malfunction insurance claim	5,000	—
Accounts receivable — net, excluding receivable on insurance claim	$89,549	$80,850
DSO (1)	39.9	35.8
Inventories — net	$163,121	$157,549
DIO (2)	72.7	69.7
Accounts payable	$79,620	$65,712
DPO (3)	35.5	29.1
Working capital (4)	$173,050	$172,687
DWC (5)	77.1	76.4
Percentage of net sales	21.1%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)
Working capital is defined as net accounts receivable excluding receivables on insurance claims related to the furnace malfunction plus net inventories less accounts payable. See below for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

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
Working capital, defined as net accounts receivable excluding receivables on insurance claims related to the furnace malfunction plus net inventories less accounts payable, increased by $0.4 million in 2013, compared to 2012. As a percentage of net sales, working capital increased to 21.1 percent in 2013, compared to 20.9 percent in 2012. Working capital remained flat with the prior year, as the result of higher inventories and receivables offset by higher accounts payable. The impact of currency increased total working capital by $1.3 million at December 31, 2013, primarily driven by the euro and Chinese RMB.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	450,000
Promissory Note	6.00%		January, 2014 to September, 2016	681	903
RMB Loan Contract	floating		January, 2014	—	9,522
RMB Working Capital Loan	floating		September, 2014	5,157	—
BES Euro Line	floating		December, 2013	—	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	2,389	1,272
Total borrowings				413,227	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(1,324)	408
Total borrowings — net (2) (3)				$411,903	$466,467
____________________________________

(1)	See “Derivatives” below and note 13 to the Consolidated Financial Statements.

(2)	Total borrowings-net includes long-term debt due within one year and long-term debt as stated on the Consolidated Balance Sheets.

(3)	See “Contractual Obligations” below for scheduled payments by period.

We had total borrowings of $413.2 million at December 31, 2013, compared to total borrowings of $466.1 million at December 31, 2012. The $52.8 million decrease in borrowings was primarily the result of the previously discussed $45.0 million aggregate principal redemption on our Senior Secured Notes due 2020. Additional borrowing decreases were attributed to the RMB 60.0 million (approximately $9.8 million) pre-payment of the RMB Loan Contract and €3.3 million (approximately $4.5 million) pre-payment on the BES Euro Line. On September 2, 2013, Libbey China entered into an RMB 31.5 million (approximately $5.2 million) working capital loan to cover seasonal working capital needs.

Of our total borrowings, $50.2 million, or approximately 12.1 percent, was subject to variable interest rates at December 31, 2013. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis.

Included in interest expense is the amortization of discounts, warrants and other financing fees. These items amounted to $1.8 million, $2.4 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash Flow

The following table presents key drivers to our Free Cash Flow for 2013, 2012 and 2011.

Year ended December 31, (dollars in thousands)	2013	2012	2011
Net cash provided by operating activities	$72,729	$8,497	$55,351
Capital expenditures	(49,407)	(32,720)	(41,420)
Net proceeds from sale of Traex	—	—	12,478
Proceeds from asset sales and other	81	647	5,222
Free Cash Flow (1)	$23,403	$(23,576)	$31,631
____________________________________
(1) We define Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from asset sales (including the sale of substantially all of the assets of Traex). The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.
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

Discussion of 2013 vs. 2012 Cash Flow

Our net cash provided by operating activities was $72.7 million in 2013, compared to $8.5 million in 2012, or an increase of $64.2 million. Contributing to the improvement in cash provided by operating activities were a reduction in pension and non-pension postretirement payments of $92.9 million, of which $79.7 million represents the 2012 contribution to our U.S. pension plans to fully fund our target obligations under the Employee Retirement Income Security Act, and a reduction in interest payments of $14.1 million. Partially offsetting these were an unfavorable cash flow impact of working capital (accounts receivable, inventories and accounts payable) of $6.9 million, unfavorable impact of labor related accruals of $14.6 million, increased income tax payments of $7.5 million, payments in settlement of abandoned property audits of $4.5 million, an unfavorable change in prepaid expenses of $3.7 million, restructuring cash payments of $2.6 million and 2012 interest rate swap proceeds of $3.6 million.

Our net cash used in investing activities was ($49.3) million and ($32.1) million in the 2013 and 2012, respectively, primarily representing capital expenditures.

Net cash provided by (used in) financing activities was a use of ($49.1) million in 2013, compared to a source of $32.3 million in 2012, or a change of $81.4 million. Contributing to the decrease in net cash provided by (used in) financing activities in 2013 were the redemption of $45.0 million of Senior Secured Notes, together with the payment of $1.4 million of related call premiums, and other debt net repayments of $8.2 million, partially offset by cash received from stock option exercises of $5.4 million. During 2012, we received Senior Secured Note proceeds of $450.0 million, offset by former Senior Note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $13.5 million, and other debt net repayments of $21.9 million.

At December 31, 2013, our cash balance was $42.2 million, a decrease of $25.0 million from $67.2 million at December 31, 2012.

Our Free Cash Flow was $23.4 million during 2013, compared to ($23.6) million in 2012, an improvement of $47.0 million. The primary contributors to this change were the $64.2 million favorable cash flow impact from operating activities in 2013, as discussed above, offset by an additional $16.7 million in capital expenditures.

Discussion of 2012 vs. 2011 Cash Flow

Our net cash provided by operating activities was $8.5 million in 2012, compared to $55.4 million in 2011, or a reduction of $46.9 million. The major factors impacting cash flow from operations were the unfavorable cash flow of $67.3 million in changes from the pension and non-pension postretirement benefits, which includes the $79.7 million contribution to the U.S. pension plans from the Senior Secured Note proceeds, the $16.7 million reduction in net income and $9.5 million from changes in accrued interest and amortization of discounts, warrants and finance fees, partially offset by $33.4 million of favorable cash flow impact related to our debt refinancing and $12.8 million change in income taxes resulting primarily from lower tax payments.

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

Net cash provided by (used in) financing activities was a source of $32.3 million in 2012, compared to a use of ($49.5) million in 2011, or a change of $81.7 million. During 2012, we received Senior Secured Note proceeds of $450.0 million, offset by former Senior Secured Note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $13.5 million, and other debt payments of $23.1 million. During 2011, we redeemed $40.0 million of our former Senior Secured Notes and made other debt repayments of $14.1 million, paid a related call premium of $1.2 million, partially offset by warrant proceeds of $5.5 million.

At December 31, 2012, our cash balance was $67.2 million, an increase of $8.9 million from $58.3 million at December 31, 2011.

Free Cash Flow was ($23.6) million in 2012, compared to $31.6 million in 2011, a reduction of $55.2 million. The primary contributors to this change were the reduction in cash flows from operating activities, primarily driven by our contribution of $79.7 million to our U.S. pension plans and the prior year cash proceeds on the sale of Traex assets and other asset sales, offset by a decrease in capital expenditures in the current period, all as discussed above.

Derivatives

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our former Senior Secured Notes as a means to mange our fixed to variable interest rate ratio. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement with a notional amount of $45.0 million that is to mature in 2020 (New Rate Agreement). The New Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. At July 1, 2013, we de-designated 10 percent of the New Rate Agreement representing $4.5 million in order to keep the designated notional amount of the New Rate Agreement in alignment with 10 percent of our Senior Secured Notes. The variable interest rate for our borrowings related to the New Rate Agreement at December 31, 2013, excluding applicable fees, is 5.50 percent. This New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of December 31, 2013, by Standard and Poor’s.

The fair market value for the New Rate Agreement was a $2.1 million liability at December 31, 2013 and a $0.3 million asset at December 31, 2012. The fair market value of the New Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to

70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2013, we had commodity futures contracts for 1,520,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.4 million asset. We have hedged a portion of our forecasted transactions through June 2015. At December 31, 2012, we had commodity futures contracts for 2,400,000 million BTUs of natural gas with a fair market value of a $0.4 million liability. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2013, by Standard & Poor’s.

Share Repurchase Program

Since mid-1998, we have repurchased 5,125,000 shares for $141.1 million, as authorized by our Board of Directors. As of December 31, 2013, authorization remains for the purchase of an additional 1,000,000 shares. During 2013 and 2012, we did not repurchase any common stock. Our debt agreements significantly restrict our ability to repurchase additional shares.

Contractual Obligations

The following table presents our existing contractual obligations at December 31, 2013 and related future cash requirements:

Contractual Obligations(1) (dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings	$413,227	$5,391	$1,242	$1,594	$405,000
Interest payments(2)	181,272	28,107	55,711	55,688	41,766
Long-term operating leases	83,667	15,070	18,588	16,144	33,865
Pension and nonpension(3)	11,079	11,079	—	—	—
Purchase obligations(4)	51,940	28,956	16,709	6,275	—
Long-term incentive plans	3,348	1,602	1,746	—	—
Total obligations	$744,533	$90,205	$93,996	$79,701	$480,631
_______________________________________

(1)	Amounts reported in local currencies have been translated at 2013 exchange rates.

(2)	The obligations for interest payments are based on December 31, 2013 debt levels and interest rates.

(3)
This amount represents 2014 expected contributions to our global pension and nonpension benefit plans. We have not estimated pension contributions beyond 2013 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(4)
The purchase obligations consist principally of contracted amounts for energy, raw materials and fixed assets. The amount excludes purchase orders in the ordinary course of business that may be canceled. We do not believe such purchase orders will adversely affect our liquidity position.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2013, totaled $6.2 million.

We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits of $1.3 million at December 31, 2013 is not included in the table above. See note 8 to the Consolidated Financial Statements for additional information.

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

Allowance for Doubtful Accounts

Our accounts receivable balance, net of reserves, was $94.5 million in 2013, compared to $80.9 million in 2012. The reserve balance was $5.8 million in 2013, compared to $5.7 million in 2012. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate loss provisions accordingly. We recognize inventory loss provisions based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2013, our inventories were $163.1 million, with loss provisions of $4.9 million, compared to inventories of $157.5 million and loss provisions of $4.1 million at December 31, 2012.

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

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. During 2013, we decided to reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility, which represented an indicator of impairment for that asset group. Accordingly, our impairment analysis resulted in a write-down of our carrying value for those assets to the estimated fair value less cost to sell. In 2011, we wrote down unutilized fixed assets within the Americas segment. Both impairments are disclosed in note 5 to the Consolidated Financial Statements. There were no indicators of impairment noted in 2012 that required an impairment analysis to be performed for the Company's property, plant and equipment.

In accordance with FASB ASC 360, we also perform an impairment analysis for our definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2013 or 2012 that would require an impairment analysis to be performed for our definite useful lived intangible assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill at December 31, 2013 was $167.4 million, representing approximately 20.2 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units represent the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. These cash flow projections are based in part on sales projections for the next several years, capital spending trends and investment in working capital to support anticipated sales growth, which are updated at least annually and reviewed by management. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment charge should be recorded.

The discount rates used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total of the fair values of the segments less debt was reconciled to end-of-year total market capitalization. For locations with recorded goodwill, the discount rates used in the 2013 goodwill impairment analysis ranged from 11.6 percent to 13.9 percent, as compared to a range of 11.1 percent to 12.9 percent used in the 2012 test. The cash flow terminal growth rates used in the 2013 goodwill impairment analysis for all locations ranged from 2.0 percent to 4.0 percent, as compared to a range of 1.0 percent to 2.0 percent in the 2012 goodwill impairment analysis. Management believes these rates are reasonably conservative based upon historical growth rates and its expectations of future economic conditions in the markets in which we operate. Any changes in the discount rate or cash flow terminal growth rate would move in tandem. For example, the discount rate is higher in part due to increased uncertainty as to our ability to meet short term and long term forecasts. As such, if we were to increase the cash flow terminal growth rate, we would also increase the discount rate.

The discounted cash flow model used to determine fair value for the goodwill analysis is most sensitive to the discount rate and terminal cash flow growth rate assumptions. A sensitivity analysis was performed on these factors for all reporting units and it was determined, assuming all other assumptions remain constant, that the discount rate used could be increased by a factor of 30 percent of the discount rate or the terminal cash flow growth rate could decrease to zero and the fair value of all reporting units with goodwill would still exceed their carrying values. Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill or differences between estimates and actual results could result in impairment charges in the future.

Based on the results of our annual impairment test, the estimated fair values of all three reporting units that have goodwill were substantially in excess of their carrying values, with the estimated fair values of each reporting unit exceeding its carrying value by at least 30.0 percent. As of October 1, 2013, 2012 and 2011, our review did not indicate an impairment of goodwill.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2013 were $12.4 million, representing 1.5 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2013, 2012 and 2011, our review did not indicate an impairment of indefinite life intangible assets.

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

Pension Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2013			2012			2013			2012
Discount rate	4.83%	to	5.12%	3.98%	to	4.22%	3.70%	to	8.50%	3.70%	to	7.00%
Rate of compensation increase	—%	to	—%	—%	to	—%	2.00%	to	4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2013			2012			2011			2013			2012			2011
Discount rate	3.98%	to	4.97%	3.87%	to	5.22%	5.50%	to	5.76%	3.70%	to	7.00%	5.80%	to	8.25%	5.40%	to	8.25%
Expected long-term rate of return on plan assets	7.50%			7.75%			8.00%			3.60%			5.10%			4.80%
Rate of compensation increase	—%	to	—%	2.25%	to	4.50%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%
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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Our determination of the reasonableness of our expected long-term rate of return on plan assets at December 31 is highly quantitative by nature and used to measure the earnings effects for the subsequent year. We evaluate the current asset allocations and expected returns under four sets of conditions: a maximum time available for each asset class; a common history where all asset class returns are computed with the same overall start date of January 1990; a 10-year historical return; and forecasted returns using the Black-Litterman method. Based upon the current asset allocation mix and the Black-Litterman method, the forecasted return is 6.49 percent. The actual return on plan assets from July 1, 1993 (inception) through December 31, 2013 was 8.82 percent and 8.64 percent for the U.S. hourly and salary pension plans, respectively.

Since over 85 percent of the plan assets are actively managed, we adjust the baseline forecasted return for the anticipated return differential from active over passive investment management and for any other items not already captured. We believe that the combination of long-term historical returns, along with the forecasted returns and manager alpha, supports the 7.25% rate of return assumption based on the current asset allocation.

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $4.6 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.8 million.

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

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	4.74%	3.85%	4.36%	3.71%
The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.85%	4.91%	5.34%	3.71%	3.97%	4.86%
The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Initial health care trend	7.50%	7.00%	7.50%	7.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	10	8	10	8
Sensitivity to change in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.3 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

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

Management's decision to maintain the full valuation allowance in place against its U.S. net deferred tax asset was made based on sufficient negative evidence outweighing the positive evidence. The valuation allowance in the U.S. has been maintained since 2007 and a significant piece of evidence used in our assessment has been a history of cumulative losses through 2012. The weight applied to the other subjective evidence, such as projected financial results, has been limited. Despite its historical losses, the U.S. moved into a three year cumulative income position during the fourth quarter of 2013. Before we would change our judgment on the need for a full valuation allowance, a sustained period of operating profitability is required. Considering the duration and magnitude of our U.S. operating losses, the current U.S. economic environment and the competitive landscape, it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. If we generate significant pre-tax earnings in the U.S. in 2014 and plans for 2015 and beyond show continued profitability, we may have sufficient evidence to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets during 2014.

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

One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective. A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the fair value of the hedged item. At the inception of the contract, we first determine if the relationship between the hedged contract and the hedged item meets the strict criteria to qualify for an exemption to the effectiveness testing. If the relationship does not meet these criteria, then we must test the effectiveness at the inception of the contract and quarterly thereafter. If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively. As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our New Rate Agreement. As a result, the mark-to-market of the $4.5 million portion of the New Rate Agreement is recorded in other income (expense) on the Consolidated Statement of Operations. See note 13 to the Consolidated Financial Statements.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with FASB ASC 718, "Compensation - Stock Compensation" and FASB ASC 505-50, "Equity - Equity Based Payments to Non-Employees", which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under FASB ASC 718 and FASB ASC 050-50 for fiscal 2013, 2012 and 2011 was $5.1 million, $3.3 million and $5.0 million, respectively. During 2013 and 2011, there were non-cash compensation charges of $0.7 million and $1.7 million, respectively, related to accelerated vesting of previously issued equity compensation.

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

Restructuring

Accruals have been recorded in conjunction with our restructuring actions. These accruals include estimates primarily related to facility consolidations and closures, capacity realignment, employment reductions and contract termination costs. Actual costs may vary from these estimates. Restructuring-related accruals are reviewed on a quarterly basis, and changes to restructuring actions are appropriately recognized when identified.

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

Syracuse China Company, our wholly-owned subsidiary, has been designated as one of eight potentially responsible parties with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. Although it is reasonably possible that Syracuse China may have liability in connection with the Lower Ley Creek sub-site, at this time we are unable to estimate the magnitude of the potential liability.

During the second quarter of 2013, we completed an unclaimed property audit, agreeing to pay $4.5 million, which included $2.7 million accrued during 2011.

Finally, we have filed an insurance claim (which remains open) in connection with a 2013 furnace malfunction at our Toledo, Ohio manufacturing facility. At December 31, 2013, partial insurance proceeds of $5.0 million were recognized in accounts receivable. The insurance claim is still ongoing and the amount of future recovery is uncertain at this time.

New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which amends Topic 220 Comprehensive Income. ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required disclosures have been made in our Consolidated Financial Statements at December 31, 2013.

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
Interest Rates
We have an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the New Rate Agreement at December 31, 2013 is 5.50 percent per year. The New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the New Rate Agreement were to fail to perform, the New Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of December 31, 2013, by Standard and Poor’s.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of December 31, 2013.

Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans' asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total annual pension and nonpension postretirement expense by approximately $4.9 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $3.8 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 12, 2014

Libbey Inc.
Consolidated Balance Sheets

December 31, (dollars in thousands, except per share amounts)	Footnote Reference	2013	2012

ASSETS
Cash and cash equivalents		$42,208	$67,208
Accounts receivable — net	(note 3)	94,549	80,850
Inventories — net	(note 3)	163,121	157,549
Prepaid and other current assets	(notes 3 & 8)	24,838	12,997
Total current assets		324,716	318,604
Pension asset	(note 9)	33,615	10,196
Purchased intangible assets — net	(note 4)	19,325	20,222
Goodwill	(note 4)	167,379	166,572
Deferred income taxes	(note 8)	5,759	9,830
Derivative asset	(notes 13 & 15)	19	298
Other assets	(notes 3 & 8)	13,515	18,300
Total other assets		239,612	225,418
Property, plant and equipment — net	(notes 5 & 7)	265,662	258,154
Total assets		$829,990	$802,176

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable		$79,620	$65,712
Salaries and wages		32,403	41,405
Accrued liabilities	(note 3)	41,418	42,863
Accrued income taxes	(note 8)	1,374	2,282
Pension liability (current portion)	(note 9)	3,161	613
Non-pension postretirement benefits (current portion)	(note 10)	4,758	4,739
Derivative liability	(notes 13 & 15)	—	420
Deferred income taxes	(note 8)	—	3,213
Long-term debt due within one year	(note 6)	5,391	4,583
Total current liabilities		168,125	165,830
Long-term debt	(note 6)	406,512	461,884
Pension liability	(note 9)	40,033	60,909
Non-pension postretirement benefits	(note 10)	59,065	71,468
Deferred income taxes	(note 8)	11,672	7,537
Other long-term liabilities	(note 3)	13,774	10,072
Total liabilities		699,181	777,700

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,316,480 shares issued in 2013 (20,835,489 shares issued in 2012)		213	209
Capital in excess of par value		323,367	313,377
Retained deficit		(119,611)	(148,070)
Accumulated other comprehensive loss	(note 14)	(73,160)	(141,040)
Total shareholders’ equity		130,809	24,476
Total liabilities and shareholders’ equity		$829,990	$802,176

See accompanying notes

Libbey Inc.
Consolidated Statements of Operations

Year ended December 31, (dollars in thousands, except per share amounts)
	Footnote Reference	2013	2012	2011

Net sales	(note 2)	$818,811	$825,287	$817,056
Freight billed to customers		3,344	3,165	2,396
Total revenues		822,155	828,452	819,452
Cost of sales	(notes 2 & 7)	634,816	633,267	650,713
Gross profit		187,339	195,185	168,739
Selling, general and administrative expenses		109,981	113,896	105,545
Special charges	(note 7)	4,859	—	(281)
Income from operations		72,499	81,289	63,475
Loss on redemption of debt	(note 6)	(2,518)	(31,075)	(2,803)
Other income (expense)	(notes 7, 17 & 18)	3,725	188	8,031
Earnings before interest and income taxes		73,706	50,402	68,703
Interest expense	(note 6)	32,006	37,727	43,419
Income before income taxes		41,700	12,675	25,284
Provision for income taxes	(note 8)	13,241	5,709	1,643
Net income		$28,459	$6,966	$23,641

Net income per share:
Basic	(note 11)	$1.34	$0.33	$1.17
Diluted	(note 11)	$1.31	$0.33	$1.14
Weighted average shares:
Outstanding	(note 11)	21,217	20,876	20,170
Diluted	(note 11)	21,742	21,315	20,808

See accompanying notes

Libbey Inc.
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, (dollars in thousands)	Footnote Reference	2013	2012	2011

Net income		$28,459	$6,966	$23,641

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(note 14)	60,953	(17,891)	(14,833)
Change in fair value of derivative instruments, net of tax	(note 14)	732	2,859	(1,249)
Foreign currency translation adjustments	(note 14)	6,195	2,364	(1,344)
Other comprehensive income (loss), net of tax		67,880	(12,668)	(17,426)

Comprehensive income (loss)		$96,339	$(5,702)	$6,215

See accompanying notes

Libbey Inc.
Consolidated Statements of Shareholders' Equity

(dollars in thousands, except share amounts)	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss (note 14)	Total

Balance December 31, 2010	19,682,506	$197	$300,692	$(178,677)	$(110,946)	$11,266

Net income				23,641		23,641
Other comprehensive income (loss)					(17,426)	(17,426)
Stock compensation expense (note 12)			5,016			5,016
Stock issued	174,527	1	(177)			(176)
Exercise of warrants (note 6)	485,309	5	5,454			5,459
Balance December 31, 2011	20,342,342	203	310,985	(155,036)	(128,372)	27,780

Net income				6,966		6,966
Other comprehensive income (loss)					(12,668)	(12,668)
Stock compensation expense (note 12)			3,321			3,321
Stock issued	493,147	6	(929)			(923)
Balance December 31, 2012	20,835,489	209	313,377	(148,070)	(141,040)	24,476

Net income				28,459		28,459
Other comprehensive income (loss)					67,880	67,880
Stock compensation expense (note 12)			5,063			5,063
Stock issued	480,991	4	4,927			4,931
Balance December 31, 2013	21,316,480	$213	$323,367	$(119,611)	$(73,160)	$130,809
See accompanying notes

Libbey Inc.
Consolidated Statements of Cash Flows

Year ended December 31, (dollars in thousands)	Footnote Reference	2013	2012	2011
Operating activities:
Net income		$28,459	$6,966	$23,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(notes 4 & 5)	43,969	41,471	42,188
(Gain) loss on asset sales and disposals		514	446	(5,941)
Change in accounts receivable		(12,674)	7,187	3,076
Change in inventories		(3,932)	(10,969)	(221)
Change in accounts payable		12,190	6,285	403
Accrued interest and amortization of discounts and finance fees		1,496	(6,433)	3,047
Call premium on senior notes	(note 6)	1,350	23,602	1,203
Write-off of finance fee & discounts on senior notes and ABL	(note 6)	1,168	10,975	1,600
Pension & non-pension postretirement benefits	(notes 9 & 10)	7,746	(76,344)	(9,074)
Restructuring	(note 7)	2,212	—	(828)
Accrued liabilities & prepaid expenses		(17,507)	322	1,917
Income taxes	(note 8)	(1,804)	1,628	(11,200)
Share-based compensation expense		5,063	3,321	5,016
Other operating activities		4,479	40	524
Net cash provided by operating activities		72,729	8,497	55,351

Investing activities:
Additions to property, plant and equipment		(49,407)	(32,720)	(41,420)
Net proceeds from sale of Traex	(note 17)	—	—	12,478
Proceeds from asset sales and other		81	647	5,222
Net cash used in investing activities		(49,326)	(32,073)	(23,720)

Financing activities:
Borrowings on ABL credit facility	(note 6)	51,000	—	50,089
Repayments on ABL credit facility	(note 6)	(51,000)	—	(50,089)
Other repayments	(note 6)	(14,270)	(23,116)	(14,108)
Other borrowings	(note 6)	6,094	1,234	365
Proceeds from (payments on) 6.875% senior notes	(note 6)	(45,000)	450,000	—
Payments on 10% senior notes	(note 6)	—	(360,000)	(40,000)
Call premium on senior notes	(note 6)	(1,350)	(23,602)	(1,203)
Proceeds from exercise of warrants		—	—	5,459
Stock options exercised		5,384	1,231	482
Debt issuance costs and other	(note 6)	—	(13,475)	(463)
Net cash provided by (used in) financing activities		(49,142)	32,272	(49,468)

Effect of exchange rate fluctuations on cash		739	221	(130)
Increase (decrease) in cash		(25,000)	8,917	(17,967)
Cash & cash equivalents at beginning of year		67,208	58,291	76,258
Cash & cash equivalents at end of year		$42,208	$67,208	$58,291

Supplemental disclosure of cash flow information:
Cash paid during the year for interest		$30,008	$44,105	$40,025
Cash paid during the year for income taxes		$10,855	$3,402	$10,230

See accompanying notes

Libbey Inc.
Notes to Consolidated Financial Statements

1.	Description of the Business
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

Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for our U.S. glass inventories, which represented 25.3 percent and 30.6 percent of our total inventories in 2013 and 2012, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $14.5 million and $15.0 million in 2013 and 2012, respectively. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

Purchased Intangible Assets and Goodwill Financial Accounting Standards Board Accounting Standards Codification™ ("FASB ASC") Topic 350 - "Intangibles-Goodwill and other" ("FASB ASC 350") requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2013, 2012 and 2011, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. There were also no indicators of impairment at December 31, 2013. For further disclosure on goodwill and intangibles, see note 4.

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
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In 2013, we wrote down fixed assets within the Americas segment as a result of our decision to reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. See notes 5 and 7 for further disclosure.
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

The U.S. pension plans cover most hourly U.S.-based employees (excluding new hires at Shreveport after 2008 and at Toledo after September 30, 2010) and those salaried U.S.-based employees hired before January 1, 2006. U.S. salaried employees were not eligible for additional company contribution credits after December 31, 2012. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries in the Netherlands and Mexico. For further discussion see note 9.

We also provide certain postretirement health care and life insurance benefits covering substantially all U.S. and Canadian salaried employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, the existing healthcare benefit for salaried retirees age 65 and older ceased. We now provide a Retiree Health Reimbursement Arrangement (RHRA) that supports salaried retirees in purchasing a Medicare plan that meets their needs. Also effective January 1, 2013, we reduced the maximum life insurance benefit for salaried retirees to $10,000. Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the nonpension postretirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees are not included in our liability. For further discussion see note 10.
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
Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other income (expense). Gain (loss)on currency translation was $(0.3) million, $(0.8) million and $(0.3) million for the year ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation Expense We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” ("FASB ASC 718") and FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees”("FASB ASC 505-50"). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Consolidated Statement of Operations was a pre-tax charge of $5.1 million, $3.3 million and $5.0 million for 2013, 2012 and 2011, respectively. Non-cash compensation charges of $0.7 million and $1.7 million related to accelerated vesting of previously issued equity compensation was included in 2013 and 2011, respectively. See note 12 for additional information.
Research and Development Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2013, 2012 and 2011, respectively, were $3.4 million, $2.9 million and $3.1 million.
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
Reclassifications Certain amounts in prior years' financial statements, including segment information, have been reclassified to conform to the presentation used in the year ended December 31, 2013.
New Accounting Standards
In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which amends Topic 220 Comprehensive Income. ASU 2013-02 requires companies to present, either in a note or parenthetically on the face of the financial statements, the effect of amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This update is effective for interim and annual reporting periods beginning after December 15, 2012. Required disclosures have been made in our Consolidated Financial Statements at December 31, 2013.

3.	Balance Sheet Details
The following table provides detail of selected balance sheet items:

December 31, (dollars in thousands)	2013	2012
Accounts receivable:
Trade receivables	$87,499	$79,624
Other receivables (see note 18)	7,050	1,226
Total accounts receivable, less allowances of $5,846 and $5,703	$94,549	$80,850

Inventories:
Finished goods	$144,945	$139,888
Work in process	1,615	1,188
Raw materials	4,558	4,828
Repair parts	10,550	10,283
Operating supplies	1,453	1,362
Total inventories, less loss provisions of $4,913 and $4,091	$163,121	$157,549

Prepaid and other current assets:
Value added tax	$6,697	$3,850
Prepaid expenses	8,396	5,036
Deferred income taxes	5,840	4,070
Prepaid income taxes	3,511	—
Derivative asset	394	41
Total prepaid and other current assets	$24,838	$12,997

Other assets:
Deposits	$919	$936
Finance fees — net of amortization	10,472	13,539
Other assets	2,124	3,825
Total other assets	$13,515	$18,300

Accrued liabilities:
Accrued incentives	$17,830	$17,783
Workers compensation	7,108	7,128
Medical liabilities	3,433	3,537
Interest	3,331	3,732
Commissions payable	1,067	1,478
Contingency liability	—	2,719
Restructuring liability	289	—
Other accrued liabilities	8,360	6,486
Total accrued liabilities	$41,418	$42,863

Other long-term liabilities:
Deferred liability	$7,424	$5,591
Derivative liability	2,073	—
Other long-term liabilities	4,277	4,481
Total other long-term liabilities	$13,774	$10,072

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	2013	2012
Beginning balance	$20,222	$21,200
Amortization	(1,069)	(1,069)
Foreign currency impact	172	91
Ending balance	$19,325	$20,222

Purchased intangible assets are composed of the following:

December 31, (dollars in thousands)	2013	2012
Indefinite life intangible assets	$12,404	$12,316
Definite life intangible assets, net of accumulated amortization of $15,226 and $14,054	6,921	7,906
Total	$19,325	$20,222

Amortization expense for definite life intangible assets was $1.1 million, $1.1 million and $1.2 million for years 2013, 2012 and 2011, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. Our October 1st review for 2013 and 2012 did not indicate impairment of our indefinite life intangible assets. There were also no indicators of impairment at December 31, 2013.

The remaining definite life intangible assets at December 31, 2013 primarily consist of customer relationships that are amortized over a period ranging from 13 to 20 years. The weighted average remaining life on the definite life intangible assets is 6.5 years at December 31, 2013.

Future estimated amortization expense of definite life intangible assets is as follows (dollars in thousands):

2014	2015	2016	2017	2018
$1,069	$1,069	$1,069	$1,069	$1,069

Goodwill

Changes in goodwill balances are as follows:

	2013			2012
(dollars in thousands)	Americas	U.S. Sourcing	Total	Americas	US Sourcing	Total
Beginning balance:
Goodwill	$164,457	$16,990	$181,447	$164,457	$16,990	$181,447
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
Net beginning balance	155,023	11,549	166,572	155,023	11,549	166,572
Other	807	—	807	—	—	—
Ending balance:
Goodwill	165,264	16,990	182,254	164,457	16,990	181,447
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
Net ending balance	$155,830	$11,549	$167,379	$155,023	$11,549	$166,572

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2013 and 2012 did not indicate an impairment of goodwill. There were also no indicators of impairment at December 31, 2013.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31, (dollars in thousands)	2013	2012
Land	$21,452	$20,168
Buildings	89,734	86,498
Machinery and equipment	459,244	449,805
Furniture and fixtures	14,468	13,662
Software	20,490	19,987
Construction in progress	17,064	21,308
Gross property, plant and equipment	622,452	611,428
Less accumulated depreciation	356,790	353,274
Net property, plant and equipment	$265,662	$258,154

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $42.8 million, $40.3 million and $40.9 million for the years 2013, 2012 and 2011, respectively.

During 2013, we wrote down fixed assets within the Americas segment as a result of our decision to reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. A non-cash charge of $1.9 million was recorded in special charges on the Consolidated Statements of Operations to adjust certain machinery and equipment to the estimated fair market value. See note 7 for further discussion of these restructuring charges.

During 2011, we wrote down unutilized fixed assets within the Americas segment. The non-cash charge of $0.8 million was included in cost of sales on the Consolidated Statements of Operations.

In 2010, we wrote down certain after-processing equipment within the Europe, the Middle East and Africa (EMEA) segment that was no longer being used in our production process. During 2011, we received a $1.0 million credit from the supplier of this equipment which was recorded in the Americas segment.

6.	Borrowings

On May 18, 2012, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass Inc. (Libbey Glass) and Libbey Europe B.V. (Libbey Europe). The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $450.0 million in aggregate principal amount of 6.875 percent Senior Secured Notes of Libbey Glass due 2020;

•	the repurchase and cancellation of $320.0 million of Libbey Glass’s then outstanding 10.0 percent Senior Secured Notes due 2015; and

•	the redemption of $40.0 million of Libbey Glass's then outstanding 10.0 percent Senior Secured Notes (completed June 29, 2012).

We used the proceeds of the offering to fund the repurchase and redemption of $320.0 million of the 10.0 percent Senior Secured Notes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA.

On June 29, 2012, we used the remaining proceeds of the 6.875 percent Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of 10.0 percent Senior Secured Notes and to pay related fees.

The above transactions included charges of $23.6 million for an early call premium and $11.0 million for the write off of the remaining financing fees and discounts from the 10.0 percent Senior Secured Notes and were considered in the computation of the loss on redemption of debt.

In 2006, we issued detachable warrants to purchase 485,309 shares of Libbey Inc. common stock concurrently with the issuance of payment-in-kind notes (PIK notes). These warrants, which did not have voting rights, were exercised in November 2011 at an exercise price of $11.25 per share, totaling approximately $5.5 million.

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2013	December 31, 2012
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	450,000
Promissory Note	6.00%		January, 2014 to September, 2016	681	903
RMB Loan Contract	floating		January, 2014	—	9,522
RMB Working Capital Loan	floating		September, 2014	5,157	—
BES Euro Line	floating		December, 2013	—	4,362
AICEP Loan	0.00%		January, 2016 to July 30, 2018	2,389	1,272
Total borrowings				413,227	466,059
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(1,324)	408
Total borrowings — net				411,903	466,467
Less — long term debt due within one year				5,391	4,583
Total long-term portion of borrowings — net				$406,512	$461,884
____________________________________

(1)	See Interest Rate Agreement under “Senior Secured Notes” below and in note 13.

Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2014	2015	2016	2017	2018	Thereafter
$5,391	$249	$993	$797	$797	$405,000
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
Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the US equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at December 31, 2013. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at December 31, 2013. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2013 or at December 31, 2012. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million as of December 31, 2013. There were no mark-to-market reserves for natural gas contracts offsetting the borrowing base as of December 31, 2013. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At December 31, 2013, we had $6.2 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $70.5 million at December 31, 2013, compared to $68.6 million under the ABL Facility at December 31, 2012.
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

In connection with the sale of the Senior Secured Notes, Libbey Glass and the Guarantors entered into a registration rights agreement, dated May 18, 2012 (Registration Rights Agreement), under which they agreed to make an offer to exchange the Senior Secured Notes and the related guarantees for registered, publicly tradable notes and guarantees that have substantially identical terms to the Senior Secured Notes and the related guarantees, and in certain limited circumstances, to file a shelf registration statement that would allow certain holders of Senior Secured Notes to resell their respective Senior Secured Notes to the public. On November 6, 2012, we exchanged $450.0 million aggregate principal amount of 6.875 percent Senior Secured Notes due 2020 for an equal principal amount of a new issue of 6.875 percent Senior Secured Notes due 2020, which have been registered under the Securities act of 1933, as amended.

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

On March 25, 2011, Libbey Glass redeemed an aggregate principal amount of $40.0 million of the former Senior Secured Notes in accordance with the terms of the former Notes Indenture. Pursuant to the terms of the former Notes Indenture, the redemption price for the former Senior Secured Notes was 103 percent of the principal amount of the redeemed former Senior

Secured Notes, plus accrued and unpaid interest. At completion of the redemption, the aggregate principal amount of the former Senior Secured Notes outstanding was $360 million. In conjunction with this redemption, we recorded $2.8 million of expense, representing $1.2 million for an early call premium and $1.6 million for the write off of a pro rata amount of financing fees and discounts.

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our former Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Old Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Old Rate Agreement at April 18, 2012, excluding applicable fees, was 7.79 percent. Total remaining former Senior Secured Notes not covered by the Old Rate Agreement had a fixed interest rate of 10.0 percent per year. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter of 2012, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the former Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Consolidated Statements of Operations.

On June 18, 2012, we entered into an Interest Rate Agreement (New Rate Agreement) with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the New Rate Agreement at a call price of 103 percent. The New Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the New Rate Agreement at December 31, 2013, excluding applicable fees, is 5.50 percent. This New Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the New Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this New Rate Agreement were to fail to perform, this New Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of December 31, 2013, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	December 31, 2013	December 31, 2012
Fair market value of Rate Agreement - asset (liability)	$(2,073)	$298
Adjustment to increase (decrease) the carrying value of the related long-term debt	$(1,324)	$408

The fair value of the Old and New Rate Agreements are based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 13 for further discussion and the net impact recorded on the Consolidated Statements of Operations.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At December 31, 2013 and 2012, we had $0.7 million and $0.9 million, respectively, outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At December 31, 2013 and 2012, there were no borrowings under the facility, which had an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an eight-year RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $40.9 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The obligations of Libbey China were secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility. The loan held a variable interest rate as announced by the People’s Bank of China. Interest with respect to the loan was paid quarterly. As of December

31, 2012, the outstanding balance on the loan was RMB 60.0 million (approximately $9.5 million) which was paid in full in 2013 and no longer outstanding.
RMB Working Capital Loan
On September 2, 2013, Libbey China entered into a RMB 31.5 million (approximately $5.2 million) working capital loan with CCB to cover seasonal working capital needs. The 364-day loan matures on September 1, 2014, and bears interest at a variable rate as announced by the People's Bank of China. The annual interest rate was 6.3 percent at December 31, 2013 and interest is paid monthly. The obligation is secured by a mortgage lien on the Libbey China facility.
BES Euro Line
In January 2007, Crisal entered into a seven-year, €11.0 million line of credit (approximately $15.1 million) with Banco Espírito Santo, S.A. (BES). On August 14, 2013, Libbey Portugal paid in full the final €3.3 million (approximately $4.5 million) principal payment along with accrued and unpaid interest on its BES Euro Line, which was scheduled to expire in December 2013.
AICEP Loan
In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €1.7 million (approximately $2.4 million) at December 31, 2013 and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices (Level 1 in the fair value hierarchy) for the same or similar issues. Our $405.0 million of Senior Secured Notes had an estimated fair value of $437.4 million at December 31, 2013. At December 31, 2012, the $450.0 million outstanding Senior Secured Notes had an estimated fair value of $488.3 million. The fair value of the remainder of our debt approximates carrying value at December 31, 2013 and 2012 due to variable rates.
Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2013 we had no borrowings under our $100.0 million ABL Facility and $6.2 million in letters of credit issued under that facility. As a result, we had $70.5 million of unused availability remaining under the ABL Facility at December 31, 2013, as compared to $68.6 million of unused availability at December 31, 2012. In addition, we had $42.2 million of cash on hand at December 31, 2013, compared to $67.2 million of cash on hand at December 31, 2012.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

7.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. These activities are all within the Americas segment and are expected to be completed during the first quarter of 2014. In connection with this plan, we expect to incur pretax charges in the range of approximately $8.0 million to $10.0 million. This estimate consists of: (i) up to $4.0 million in fixed asset impairment charges and accelerated depreciation, (ii) up to $2.0 million in severance and other employee related costs and (iii) up to $4.0 million in other restructuring expenses. We expect approximately $5.5 million of the pretax charge to result in cash expenditures. In 2013, we recorded a pretax charge of $6.5 million. These charges included employee termination costs, fixed asset impairment charges, depreciation expense and other restructuring expenses. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets was to adjust certain machinery and equipment to the estimated fair market value.

The following table summarizes the pretax charge incurred in the Americas segment for the year 2013:

(dollars in thousands)	2013
Accelerated depreciation & other	$1,685
Included in cost of sales	1,685

Employee termination cost & other	1,794
Fixed asset write-down	1,924
Other restructuring expenses	1,141
Included in special charges	4,859
Total pretax charge	$6,544
The following is the capacity realignment reserve activity for the year ended December 31, 2013:

(dollars in thousands)	Reserve Balance at January 1, 2013	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at December 31, 2013
Accelerated depreciation & other	$—	$1,685	$—	$(1,685)	$—
Employee termination cost & other	—	1,794	(1,505)	—	289
Fixed asset write-down	—	1,924	—	(1,924)	—
Other restructuring expenses	—	1,141	(1,141)	—	—
Total	$—	$6,544	$(2,646)	$(3,609)	$289

8.	Income Taxes

The provisions for income taxes were calculated based on the following components of income (loss) before income taxes:

Year ended December 31, (dollars in thousands)	2013	2012	2011
United States	$23,211	$(17,030)	$(6,662)
Non-U.S.	18,489	29,705	31,946
Total income before income taxes	$41,700	$12,675	$25,284

The current and deferred provisions (benefit) for income taxes were:

Year ended December 31, (dollars in thousands)	2013	2012	2011
Current:
U.S. federal	$988	$(18)	$484
Non-U.S.	8,548	9,194	5,732
U.S. state and local	617	(72)	100
Total current income tax provision (benefit)	10,153	9,104	6,316

Deferred:
U.S. federal	564	1,264	(400)
Non-U.S.	2,517	(4,658)	(4,294)
U.S. state and local	7	(1)	21
Total deferred income tax provision (benefit)	3,088	(3,395)	(4,673)

Total:
U.S. federal	1,552	1,246	84
Non-U.S.	11,065	4,536	1,438
U.S. state and local	624	(73)	121
Total income tax provision (benefit)	$13,241	$5,709	$1,643

Deferred income tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and carryovers and credits for income tax purposes. The significant components of our deferred income tax assets and liabilities are as follows:

December 31, (dollars in thousands)	2013	2012
Deferred income tax assets:
Pension	$—	$16,526
Non-pension postretirement benefits	22,749	27,198
Other accrued liabilities	18,084	20,213
Receivables	1,467	1,445
Net operating loss and charitable contribution carry forwards	32,806	45,592
Tax credits	10,953	9,770
Total deferred income tax assets	86,059	120,744

Deferred income tax liabilities:
Property, plant and equipment	22,053	23,196
Inventories	4,762	4,377
Pension	3,031	—
Intangibles and other assets	10,238	12,392
Total deferred income tax liabilities	40,084	39,965
Net deferred income tax asset before valuation allowance	45,975	80,779
Valuation allowance	(46,048)	(77,629)
Net deferred income tax asset (liability)	$(73)	$3,150

The net deferred income tax assets and liabilities at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2013	2012
Current deferred income tax asset	$5,840	$4,070
Non-current deferred income tax asset	5,759	9,830
Current deferred income tax liability	—	(3,213)
Non-current deferred income tax liability	(11,672)	(7,537)
Net deferred income tax asset (liability)	$(73)	$3,150

The 2013 deferred income tax asset for net operating loss carry forwards of $32.8 million relates to pre-tax losses incurred in the Netherlands of $17.9 million, in Portugal of $9.1 million, in China of $2.3 million, in the U.S. of $66.0 million for federal and $96.0 million for state and local jurisdictions. Our foreign net operating loss carry forwards of $29.3 million will expire between 2014 and 2022. Our U.S. federal net operating loss carry forward of $66.0 million will expire between 2031 and 2033. This amount is lower than the actual amount reported on our U.S. federal income tax return by $5.2 million. The difference is attributable to tax deductions in excess of financial statement amounts for stock based compensation. When these amounts are realized, we will record a credit to additional paid in capital. The U.S. state and local net operating loss carry forward of $96.0 million will expire between 2014 and 2033. The 2012 deferred income tax asset for net operating loss carry forwards of $44.4 million relates to pre-tax losses incurred in the Netherlands of $15.9 million, in Portugal of $9.4 million, in China of $0.2 million, and in the U.S. of $107.2 million for federal and $107.1 million for state and local jurisdictions.

One of our legal entities in China had a tax holiday which expired effective December 31, 2012. In 2013, we recognized no benefit from the tax holiday. In 2012, we recognized a $0.5 million benefit. In 2011, we recognized no benefit due to net operating losses and a full valuation allowance in place.

The 2013 deferred tax credits of $11.0 million consist of $2.4 million U.S. federal tax credits and $8.6 million non-U.S. credits. The U.S. federal tax credits consist of foreign tax credits, general business research and development credits, and alternative minimum tax credits which will expire between 2024 and 2033 The non-U.S. credit of $8.6 million, which is related to withholding tax on inter-company debt in the Netherlands, can be carried forward indefinitely. The 2012 deferred tax credits of $9.8 million consist of $2.0 million U.S. federal tax credits and $7.8 million non-U.S. credits.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized on a quarterly basis. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those temporary differences reverse. As a result, we consider the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset as well as all other positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused and whether there was an unusual, infrequent, or extraordinary item to be considered. We currently have valuation allowances in place on our deferred income tax assets in the U.S., Portugal and the Netherlands. We intend to maintain these allowances until it is more likely than not that those deferred income tax assets will be realized.

Management's decision to maintain the full valuation allowance in place against its U.S. net deferred tax asset was made based on sufficient negative evidence outweighing the positive evidence. The valuation allowance in the U.S. has been maintained since 2007 and a significant piece of evidence used in our assessment has been a history of cumulative tax losses through 2012. The weight applied to the other subjective evidence, such as projected financial results, has been limited. Despite its historical losses, the U.S. moved into a three year cumulative income position during the fourth quarter of 2013. Before we would change our judgment on the need for a full valuation allowance, a sustained period of operating profitability is required. Considering the duration and magnitude of our U.S. operating losses, the current U.S. economic environment and the competitive landscape, it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. If we generate significant pre-tax earnings in the U.S. in 2014 and plans for 2015 and beyond show continued profitability, we may have sufficient evidence to release all or a significant portion of our valuation allowance on our U.S. deferred tax assets during 2014.

The valuation allowance activity for the years ended December 31 is as follows:

Year ended December 31, (dollars in thousands)	2013	2012	2011
Beginning balance	$77,629	$76,452	$72,327
Charge (benefit) to provision for income taxes	(9,302)	(1,805)	(2,313)
Charge (benefit) to other comprehensive income	(22,279)	2,982	6,438
Ending balance	$46,048	$77,629	$76,452

The valuation allowance decreased $31.6 million in 2013 from $77.6 million at December 31, 2012 to $46.0 million at December 31, 2013. The 2013 decrease of $31.6 million is attributable to the 2013 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward and pension. The 2013 valuation allowance of $46.0 million consists of $35.0 million related to U.S. entities and $11.0 million related to non-U.S. entities. The valuation allowance increased $1.2 million in 2012 from $76.5 million at December 31, 2011 to $77.6 million at December 31, 2012. The 2012 increase in valuation allowance was attributable to the 2012 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward partially offset by the release of the Chinese valuation allowance.

Reconciliation from the statutory U.S. federal income tax rate to the consolidated effective income tax rate was as follows:

Year ended December 31,	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	(7.9)	(43.5)	(14.6)
U.S. state and local income taxes, net of related U.S. federal income taxes	1.0	(0.4)	0.3
U.S. federal credits	—	(0.9)	(0.3)
Permanent adjustments	4.2	60.6	(18.6)
Foreign withholding taxes	4.8	12.0	6.7
Valuation allowance	(16.8)	(10.6)	3.7
Deferred tax impact from 2014 Mexican tax reform	10.2	—	—
Other	1.3	(7.2)	(5.7)
Consolidated effective income tax rate	31.8%	45.0%	6.5%

Income tax payments consisted of the following:

Year ended December 31, (dollars in thousands)	2013	2012	2011
Total income tax payments, net of refunds	$13,916	$4,399	$15,124
Less: credits or offsets	3,061	997	4,894
Cash paid, net	$10,855	$3,402	$10,230

There was approximately $6.9 million of accumulated undistributed earnings from non-U.S. subsidiaries in 2013 and none in 2012. We intend to reinvest any future undistributed earnings indefinitely into the majority of our non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes certain tax positions may be challenged despite our belief that the tax return positions are supportable, we establish reserves for tax uncertainties based on estimates of whether additional taxes will be due. We adjust these reserves taking into consideration changing facts and circumstances, such as an outcome of a tax audit. The income tax provision includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of ASC 740.

A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in thousands)	2013	2012	2011
Beginning balance	$1,496	$1,266	$1,129
Additions based on tax positions related to the current year	325	—	—
Changes due to lapse of statute of limitations	(509)	230	137
Ending balance	$1,312	$1,496	$1,266

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. Other disclosures relating to unrecognized tax benefits are as follows:

December 31, (dollars in thousands)	2013	2012	2011
Impact on the effective tax rate, if unrecognized tax benefits were recognized	$1,198	$1,382
Interest and penalties, net of tax benefit, accrued in the Consolidated Balance Sheets	$537	$662
Interest and penalties expense (benefit) recognized in the Consolidated Statements of Operations	$(124)	$(753)	$(288)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. It is also reasonably possible that gross unrecognized tax benefits related to U.S. and foreign exposures may decrease within the next twelve months by approximately $0.5 million to $0.8 million due to expiration of statutes of limitations.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2013, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2010	–	2013
China	2010	–	2013
Mexico	2008	–	2013
Netherlands	2012	–	2013
Portugal	2009	–	2013
United States	2010	–	2013

9.	Pension
We have pension plans covering the majority of our employees. Benefits generally are based on compensation and service for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries in the Netherlands and Mexico. The plan in Mexico is primarily not funded.

Effect on Operations
The components of our net pension expense, including the SERP, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost (benefits earned during the period)	$4,739	$5,957	$5,491	$2,862	$1,749	$1,553	$7,601	$7,706	$7,044
Interest cost on projected benefit obligation	14,093	15,398	16,057	4,981	4,954	4,981	19,074	20,352	21,038
Expected return on plan assets	(22,374)	(18,514)	(17,173)	(1,995)	(2,382)	(2,299)	(24,369)	(20,896)	(19,472)
Amortization of unrecognized:
Prior service cost	1,172	2,050	2,163	164	159	172	1,336	2,209	2,335
Actuarial loss	8,604	6,429	4,661	919	533	493	9,523	6,962	5,154
Transition obligations	—	—	—	84	102	125	84	102	125
Settlement charge	1,805	3,931	—	447	200	58	2,252	4,131	58
Curtailment charge	—	375	—	—	—	—	—	375	—
Pension expense	$8,039	$15,626	$11,199	$7,462	$5,315	$5,083	$15,501	$20,941	$16,282

In 2013 and 2012, we incurred pension settlement charges of $2.3 million and $4.1 million, respectively. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.

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

Actuarial Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2013			2012			2013			2012
Discount rate	4.83%	to	5.12%	3.98%	to	4.22%	3.70%	to	8.50%	3.70%	to	7.00%
Rate of compensation increase	—%	to	—%	—%	to	—%	2.00%	to	4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2013			2012			2011			2013			2012			2011
Discount rate	3.98%	to	4.97%	3.87%	to	5.22%	5.50%	to	5.76%	3.70%	to	7.00%	5.80%	to	8.25%	5.40%	to	8.25%
Expected long-term rate of return on plan assets	7.50%			7.75%			8.00%			3.60%			5.10%			4.80%
Rate of compensation increase	—%	to	—%	2.25%	to	4.50%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%

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

Considering 2013 results, the disclosure below provides a sensitivity analysis of the impact that changes in the significant assumptions would have on 2013 and 2014 pension expense:

Assumption (dollars in thousands)		Estimated Effect on Annual Expense
	Percentage Point Change	2013	2014
Discount rate	1.0%	$4,100	$4,600
Long-term rate of return on assets	1.0%	$3,400	$3,800

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2103	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$338,133	$315,689	$95,459	$68,990	$433,592	$384,679
Service cost	4,739	5,957	2,862	1,749	7,601	7,706
Interest cost	14,093	15,398	4,981	4,954	19,074	20,352
Exchange rate fluctuations	—	—	2,150	3,727	2,150	3,727
Actuarial (gain) loss	(25,324)	34,151	2,237	20,223	(23,087)	54,374
Plan participants' contributions	—	—	1,108	1,087	1,108	1,087
Curtailment effect	—	(5,711)	—	—	—	(5,711)
Settlements paid	(6,307)	(12,552)	—	(692)	(6,307)	(13,244)
Benefits paid	(15,225)	(14,799)	(6,078)	(4,579)	(21,303)	(19,378)
Projected benefit obligation, end of year	$310,109	$338,133	$102,719	$95,459	$412,828	$433,592
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$316,826	$221,025	$65,440	$53,004	$382,266	$274,029
Actual return on plan assets	37,458	30,348	(136)	5,922	37,322	36,270
Exchange rate fluctuations	—	—	2,667	1,323	2,667	1,323
Employer contributions	75	92,804	7,421	9,375	7,496	102,179
Plan participants' contributions	—	—	1,108	1,087	1,108	1,087
Settlements paid	(6,307)	(12,552)	—	(692)	(6,307)	(13,244)
Benefits paid	(15,225)	(14,799)	(6,078)	(4,579)	(21,303)	(19,378)
Fair value of plan assets, end of year	$332,827	$316,826	$70,422	$65,440	$403,249	$382,266

Funded ratio	107.3%	93.7%	68.6%	68.6%	97.7%	88.2%
Funded status and net accrued pension benefit asset (cost)	$22,718	$(21,307)	$(32,297)	$(30,019)	$(9,579)	$(51,326)

The current portion of the pension liability reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis. The net accrued pension benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2013	2012
Non-current asset	$33,615	$10,196
Current liability	(3,161)	(613)
Long-term liability	(40,033)	(60,909)
Net accrued pension liability	$(9,579)	$(51,326)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2013 and 2012, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Net actuarial loss	$66,756	$117,573	$26,832	$23,576	$93,588	$141,149
Prior service cost	1,976	3,148	1,071	1,194	3,047	4,342
Transition obligation	—	—	61	143	61	143
Total cost	$68,732	$120,721	$27,964	$24,913	$96,696	$145,634

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2013, that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$4,968	$1,032	$6,000
Prior service cost	1,059	169	1,228
Transition obligation	—	61	61
Total cost	$6,027	$1,262	$7,289

Estimated contributions for 2014, as well as, contributions made in 2013 and 2012 to the pension plans are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Estimated contributions in 2014	$2,623	$3,698	$6,321
Contributions made in 2013	$75	$7,421	$7,496
Contributions made in 2012	$92,804	$9,375	$102,179

It is difficult to estimate future cash contributions to the pension plans, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. It is possible that greater cash contributions may be required in 2014 than the amounts in the above table. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2014	$19,765	$3,938	$23,703
2015	$17,798	$2,900	$20,698
2016	$18,382	$3,360	$21,742
2017	$19,073	$3,679	$22,752
2018	$20,352	$4,416	$24,768
2019-2023	$107,862	$24,374	$132,236

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012 were as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$11,238	$338,133	$42,670	$43,190	$53,908	$381,323
Accumulated benefit obligation	$11,238	$338,133	$34,572	$38,387	$45,810	$376,520
Fair value of plan assets	$7,744	$316,826	$2,971	$2,974	$10,715	$319,800

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2013 and 2012 and the target allocation for 2014, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
U.S. Plans Asset Category	2014	2013	2012
Equity securities	45%	49%	44%
Debt and fixed income securities	35%	32%	37%
Real estate	5%	4%	5%
Other	15%	15%	14%
Total	100%	100%	100%

The asset allocation for our Libbey Holland pension plan at the end of 2013 and 2012 and the target allocation for 2014, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
Non-U.S. Plan Asset Category	2014	2013	2012
Equity securities	26%	24%	17%
Debt securities	61%	61%	68%
Real estate	8%	7%	10%
Other	5%	8%	5%
Total	100%	100%	100%
Libbey Mexico pension plan assets are all invested in debt securities.

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

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, our pension plan assets at fair value (see note 15 for further discussion of the fair value hierarchy) as of December 31, 2013 and 2012:

December 31, 2013 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$11,136	$—	$11,136
Real estate	—	14,543	5,105	19,648
Equity securities	—	177,413	—	177,413
Debt securities	—	139,926	—	139,926
Hedge funds	—	—	55,126	55,126
Total	$—	$343,018	$60,231	$403,249

December 31, 2012 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$781	$—	$781
Real estate	—	15,613	6,305	21,918
Equity securities	—	149,902	—	149,902
Debt securities	—	162,114	—	162,114
Hedge funds	—	—	47,551	47,551
Total	$—	$328,410	$53,856	$382,266

The change in fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2013 and 2012. The following is a reconciliation for which Level three inputs were used in determining fair value:

Year ended December 31, (dollars in thousands)	2013	2012
Assets classified as Level 3 at the beginning of the year	$53,856	$38,961
Change in unrealized appreciation (depreciation)	6,716	2,743
Net purchases (sales)	(341)	12,152
Assets classified as Level 3 at the end of the year	$60,231	$53,856

10.	Nonpension Postretirement Benefits

We provide certain retiree health care and life insurance benefits covering our U.S. and Canadian salaried employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Effective January 1, 2013, we ended our existing healthcare benefit for salaried retirees age 65 and older and instead provide a Retiree Health Reimbursement Arrangement (RHRA) that supports retirees in purchasing a Medicare plan that meets their needs. Also effective January 1, 2013, we reduced the maximum life insurance benefit for salaried retirees to $10,000. Benefits for most hourly retirees are determined by collective bargaining. The U.S. nonpension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S. nonpension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are not funded.

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost (benefits earned during the period)	$1,190	$1,470	$1,359	$2	$2	$2	$1,192	$1,472	$1,361
Interest cost on projected benefit obligation	2,622	3,426	3,632	110	104	122	2,732	3,530	3,754
Amortization of unrecognized:
Prior service cost	140	422	422	—	—	—	140	422	422
Loss (gain)	857	916	1,107	—	(1)	(17)	857	915	1,090
Nonpension postretirement benefit expense	$4,809	$6,234	$6,520	$112	$105	$107	$4,921	$6,339	$6,627

Actuarial Assumptions

The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	4.74%	3.85%	4.36%	3.71%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.85%	4.91%	5.34%	3.71%	3.97%	4.86%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Initial health care trend	7.50%	7.00%	7.50%	7.00%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	10	8	10	8

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

Sensitivity to changes in key assumptions is as follows:

•	A 1.0 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•A 1.0 percent change in the discount rate would change the nonpension postretirement expense by $0.3 million.

Accumulated Postretirement Benefit Obligation
The components of our nonpension postretirement benefit obligation are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$73,523	$70,541	$2,684	$2,676	$76,207	$73,217
Service Cost	1,190	1,470	2	2	1,192	1,472
Interest cost	2,622	3,426	110	104	2,732	3,530
Plan participants' contributions	810	1,307	—	—	810	1,307
ERRP to be used to reduce retiree contribution	—	76	—	—	—	76
Plan amendments	—	(2,672)	—	—	—	(2,672)
Actuarial (gain) loss	(11,477)	3,682	238	(28)	(11,239)	3,654
Exchange rate fluctuations	—	—	(188)	61	(188)	61
Benefits paid	(5,551)	(4,307)	(140)	(131)	(5,691)	(4,438)
Benefit obligation, end of year	$61,117	$73,523	$2,706	$2,684	$63,823	$76,207

Funded status and accrued benefit cost	$(61,117)	$(73,523)	$(2,706)	$(2,684)	$(63,823)	$(76,207)

The net accrued postretirement benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2013	2012
Current liability	$4,758	$4,739
Long-term liability	59,065	71,468
Total accrued postretirement benefit liability	$63,823	$76,207

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2013 and 2012, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2013	2012	2013	2012	2013	2012
Net actuarial loss (gain)	$7,760	$20,087	$(62)	$(316)	$7,698	$19,771
Prior service cost	(1,044)	(904)	—	—	(1,044)	(904)
Total cost (credit)	$6,716	$19,183	$(62)	$(316)	$6,654	$18,867

The pre-tax amounts in accumulated other comprehensive loss at December 31, 2013, that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$267	$—	$267
Prior service cost	140	—	140
Total cost	$407	$—	$407

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2014	$4,468	$290	$4,758
2015	$4,600	$288	$4,888
2016	$4,794	$286	$5,080
2017	$5,110	$277	$5,387
2018	$5,326	$269	$5,595
2019-2023	$24,259	$1,039	$25,298

11.	Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31, (dollars in thousands, except earnings per share)	2013	2012	2011
Numerator for earnings per share:
Net income that is available to common shareholders	$28,459	$6,966	$23,641

Denominator for basic earnings per share:
Weighted average shares outstanding	21,216,780	20,875,959	20,169,638
Effect of stock options and restricted stock units	525,393	439,252	492,557
Effect of warrants	—	—	145,882
Total effect of dilutive securities	525,393	439,252	638,439

Denominator for diluted earnings per share:
Adjusted weighted average shares and assumed conversions	21,742,173	21,315,211	20,808,077

Basic earnings per share	$1.34	$0.33	$1.17

Diluted earnings per share	$1.31	$0.33	$1.14

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

Equity Participation Plan Program Description

We have an equity participation plan, the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan, which we refer to as the Omnibus Plan. Up to a total of 2,960,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the Omnibus Plan. Under the Omnibus Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2013, there were grants of 203,825 stock options, 131,555 restricted stock units and 244,229 stock appreciation rights. During 2012, there were grants of 163,042 stock options, 215,180 restricted stock units and 3,000 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2013, is generally four years. These instruments do not participate in dividends. All grants of equity-based compensation are amortized over the vesting period in accordance FASB ASC 718 expense attribution methodology. The impact of applying the provisions of FASB ASC 718 is a pre-tax compensation expense of $5.1 million, $3.3 million and $5.0 million in selling, general and administrative expenses in the Consolidated Statements of Operations for 2013, 2012 and 2011, respectively. During 2013 and 2011, there were non-cash compensation charges of $0.7 million and $1.7 million, respectively, related to accelerated vesting of previously issued equity compensation.

Non-Qualified Stock Option Information

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option-pricing model was used to estimate the grant-date fair value. The following table summarizes non-qualified stock option disclosures for 2013, 2012 and 2011:

Year ended December 31, (dollars in thousands, except options and assumptions)	2013	2012	2011
Stock options granted	203,825	163,042	168,939
Stock option compensation expense included in the Consolidated Statements of Operations	$1,689	$1,443	$2,189
Weighted-average grant-date fair value of options granted using the Black-Scholes model	$8.42	$9.33	$12.58
Weighted average assumptions for stock option grants:
Risk-free interest	1.12%	1.08%	2.74%
Expected term	6.3 years	6.3 years	6.3 years
Expected volatility	44.51%	77.94%	88.15%
Dividend yield	0.00%	0.00%	0.00%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

•
The expected term represents the period of time the options are expected to be outstanding. Prior to October 2013, the expected term was developed based on the Simplified Method defined by the SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) due to limited exercise activity over the past years given the volatility in the stock price. As a result of market stabilization and increased exercise activity, we changed our method for determining the expected term and now use the actual historical exercise activity.

•
Prior to June 2012, the expected volatility was developed based on historic stock prices commensurate with the expected term of the option. We use projected data for expected volatility of our stock options based on the average of daily, weekly and monthly historical volatilities of our stock price over the expected term of the option and other economic data trended into future years. As a result of our May 2012 debt refinancing, we changed our method for determining expected volatility. Expected volatility is calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group was used due to the Company having a period of history when we were more highly leveraged which is not relevant in evaluating expected volatility. The peer group was established using the criteria of similar industry, size, leverage and length of history. The impact of this change was immaterial.

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

Information with respect to our stock option activity for 2013, 2012 and 2011 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at January 1, 2011	1,714,934	$15.58	6	$6,710
Granted	168,939	$16.72
Exercised	(69,327)	$6.95		$681
Canceled	(188,840)	$27.90
Outstanding balance at December 31, 2011	1,625,706	$14.63	4	$3,957
Granted	163,042	$13.96
Exercised	(223,382)	$5.52		$2,694
Canceled	(253,732)	$22.75
Outstanding balance at December 31, 2012	1,311,634	$14.47	4	$7,651
Granted	203,825	$19.05
Exercised	(397,369)	$13.56		$3,257
Canceled	(129,310)	$27.58
Outstanding balance at December 31, 2013	988,780	$14.07	5	$6,856
Exercisable at December 31, 2013	646,504	$12.61		$5,422
Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. FASB ASC Topic 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $21.00 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The number of outstanding options exercisable and weighted average exercise price is as follows:

December 31,	2013	2012	2011
Outstanding options exercisable	646,504	964,043	1,202,949
Weighted average exercise price	$12.61	$15.06	$16.14

As of December 31, 2013, $1.3 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next 2.8 years on a weighted-average basis. The total fair value of shares vested during 2013, 2012 and 2011 is $1.7 million, $1.2 million and $1.9 million, respectively. Shares issued for exercised options are issued from newly issued stock.

The following table summarizes our nonvested stock option activity for 2013, 2012 and 2011:

Nonvested Stock Options	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2011	550,120	$4.81
Granted	168,939	$12.58
Vested	(283,185)	$6.87
Forfeited	(13,117)	$7.02
Nonvested at December 31, 2011	422,757	$7.53
Granted	163,042	$9.33
Vested	(202,115)	$5.76
Forfeited	(36,093)	$10.40
Nonvested at December 31, 2012	347,591	$9.11
Granted	203,825	$8.42
Vested	(201,865)	$8.47
Forfeited	(7,275)	$9.78
Nonvested at December 31, 2013	342,276	$9.07

Stock Appreciation Rights Information

The exercise price of each stock appreciation right equals the closing market price of our common stock on the date of grant. Stock appreciation rights generally vest over four years and their maximum term is ten years. Stock appreciation rights are settled in cash for the difference between the market price on the date of exercise and the exercise price. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. The Company entered into a CEO Retention Award Agreement pursuant to which the Company issued 240,829 stock appreciation rights to our CEO on December 16, 2013. These awards cliff vest on December 31, 2018.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option-pricing model was used to estimate the grant-date fair value. The following table summarizes stock appreciation rights disclosures for 2013:

Year ended December 31, (dollars in thousands, except stock appreciation rights and assumptions)	2013
Stock appreciation rights granted	244,229
Stock appreciation rights compensation expense included in the Consolidated Statements of Operations	$59
Weighted-average grant-date fair value of stock appreciation rights granted using the Black-Scholes model	$10.35
Weighted average assumptions for stock appreciation rights granted:
Risk-free interest	1.95%
Expected term	6.5 years
Expected volatility	43.52%
Dividend yield	0.00%

The risk-free interest rate, expected term, expected volatility and dividend yield assumptions are calculated consistent with our non-qualified stock option awards.

Information with respect to our stock appreciation right activity for 2013 is as follows:

Stock Appreciation Rights	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at January 1, 2013	6,750	$14.37
Granted	244,229	$21.26
Outstanding balance at December 31, 2013	250,979	$21.07	10	$—
Exercisable at December 31, 2013	2,938	$14.03		$20

The number of outstanding stock appreciation rights exercisable and weighted average exercise price is as follows:

December 31,	2013
Outstanding Stock Appreciation Rights exercisable	2,938
Weighted average exercise price	$14.03

As of December 31, 2013, $2.3 million of total unrecognized compensation expense related to nonvested stock appreciation rights is expected to be recognized within the next 5.0 years on a weighted-average basis. The total fair value of shares vested during 2013 was immaterial.

The following table summarizes our non-vested stock appreciation rights for 2013:

Nonvested Stock Appreciation Rights	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2013	5,500	$10.86
Granted	244,229	$10.35
Vested	(1,688)	$10.73
Nonvested at December 31, 2013	248,041	$10.36

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

A summary of the activity for restricted stock units under the Omnibus Plan for 2013, 2012 and 2011 is presented below:

Year ended December 31, (dollars in thousands, except share amounts)	2013	2012	2011
Beginning nonvested balance	263,181	245,359	404,415
Granted	131,555	215,180	165,253
Vested	(186,276)	(152,340)	(301,308)
Forfeited	—	(45,018)	(23,001)
Ending nonvested balance	208,460	263,181	245,359

Weighted-average grant-date fair value per restricted stock unit	$19.33	$13.99	$16.44

Compensation expense	$3,315	$1,878	$2,956

As of December 31, 2013, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.9 years. Shares issued for restricted stock unit awards are issued from newly issued shares.

Employee 401(k) Plan Retirement Fund and Non-Qualified Deferred Executive Compensation Plans

We sponsor the Libbey Inc. salary and hourly 401(k) plans (the Plan) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary, up to the annual IRS limits. Through December 31, 2012, we matched 100 percent on the first 1 percent and matched 50 percent on the next 5 percent of pretax contributions to a maximum of 3.5 percent of compensation. Effective January 1, 2013, we matched 100 percent on the first 6 percent of eligible compensation. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. Therefore, the maximum matching contribution that we may allocate to each participant's account did not exceed $15,300 for the Salary Plan or $7,650 for the Hourly Plan for the 2013 calendar year due to the $255,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions are invested according to the employees' deferral elections and vest immediately.

At the end of 2008, the non-qualified Executive Savings Plan (ESP) was frozen. The ESP was for those employees whose salary exceeded the IRS limit. Libbey matched employee contributions under the ESP in the same manner as we provided matching contributions under our 401(k) Salary Plan.

Effective January 1, 2009, we have a non-qualified Executive Deferred Compensation Plan (EDCP). Under the EDCP, executives and other members of senior management may elect to defer base salary, annual incentive compensation and equity-based compensation. We provide matching contributions on excess contributions (above the qualified 401(k) plan limits) in the same manner as we provide matching contributions under our 401(k) plan.

Our matching contributions to all Plans totaled $3.1 million, $2.3 million and $2.4 million in 2013, 2012 and 2011, respectively.

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	December 31, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative asset	$—	Derivative asset	$298
Natural gas contracts	Prepaid and other current assets	394	Prepaid and other current assets	—
Natural gas contracts	Derivative asset	19	Derivative asset	—
Total designated		413		298
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	—	Prepaid and other current assets	41
Total undesignated		—		41
Total		$413		$339
	Liability Derivatives:
(dollars in thousands)	December 31, 2013		December 31, 2012
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$—	Derivative liability - current	$420
Interest rate contract	Other long-term liabilities	1,866	Other long-term liabilities	—
Total designated		1,866		420
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contract	Other long-term liabilities	207	Other long-term liabilities	—
Total undesignated		207		—
Total		$2,073		$420

Interest Rate Swaps as Fair Value Hedges

On June 18, 2012, we entered into an interest rate swap agreement (New Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The swap was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt.

Upon the refinance of the former Senior Secured Notes, the remaining unamortized balance of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Consolidated Statements of Operations. Refer to the Borrowing footnote for further discussion.

$40.5 million of our New Rate Agreement is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative), as well as the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk, are recognized in current earnings. We include the gain or loss on the hedged long-term debt, along with the offsetting loss or gain on the related interest rate swap, in other income (expense), on the Consolidated Statements of Operations.

As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our New Rate Agreement. As a result, the mark-to-market of the $4.5 million portion of the New Rate Agreement is recorded in other income (expense) on the Consolidated Statement of Operations. For the year 2013, the mark-to-market adjustment was expense of $(0.2) million.

The following table provides a summary of the gain (loss) recognized in the Consolidated Statements of Operations from the designated portion of our New Rate Agreement:

Year ended December 31, (dollars in thousands)	2013	2012	2011
Interest rate swap - designated	$1,732	$147	$1,070
Related long-term debt	(2,164)	3,635	(777)
Net impact	$(432)	$3,782	$293

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related designated interest rate swap was recorded on the Consolidated Statements of Operations as follows:

Year ended December 31, (dollars in thousands)	2013	2012	2011
Loss on redemption of debt	$—	$3,502	$—
Other income (expense)	(432)	280	293
Net impact	$(432)	$3,782	$293

Commodity Future Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of December 31, 2013, we had commodity contracts for 1,520,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2012, we had commodity contracts for 2,400,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at December 31, 2013. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Consolidated Statement of Operations. In the year ended December 31, 2013, we recognized a loss of $0.3 million for ineffectiveness in other income (expense) in the Consolidated Statements of Operations for certain contracts at our Mexico facility. This ineffectiveness was related to a change in pricing caused by the Mexican government instituting a fixed surcharge. The ineffectiveness is not expected to continue so we have continued to consider the contracts effective as appropriate under FASB ASC 815 "Derivatives and Hedging." We paid additional cash of $0.1 million, $4.7 million and $4.7 million in the years ended December 31, 2013, 2012 and 2011, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated gains currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.4 million of income in our Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

Year ended December 31, (dollars in thousands)	2013	2012	2011
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$777	$(1,439)	$(5,263)
Total	$777	$(1,439)	$(5,263)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations:

Year ended December 31, (dollars in thousands)	Location:	2013	2012	2011
Natural gas contracts	Cost of sales	$(57)	$(4,707)	$(4,639)
Total impact on net income (loss)		$(57)	$(4,707)	$(4,639)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. Although we had no contracts at December 31, 2013, we had contracts for C$14.8 million at December 31, 2012. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

Year ended December 31, (dollars in thousands)	Location:	2013	2012	2011
Currency contracts	Other income (expense)	$(41)	$(24)	$257
Total		$(41)	$(24)	$257

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the New Rate Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of December 31, 2013, by Standard and Poor’s.

14.	Comprehensive Income (Loss)
Accumulated other comprehensive loss, net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2011	$(4,005)	$(2,370)	$(121,997)	$(128,372)

Other comprehensive income (loss)	2,364	(1,439)	—	925
Actuarial gain (loss)	—	—	(37,004)	(37,004)
Prior service cost	—	—	2,672	2,672
Currency impact	—	—	(749)	(749)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	11,808	11,808
Amortization of prior service cost (1)	—	—	3,006	3,006
Amortization of transition obligation (1)	—	—	102	102
Cost of sales	—	4,707	—	4,707
Current-period other comprehensive income (loss)	2,364	3,268	(20,165)	(14,533)
Tax effect	—	(409)	2,274	1,865
Balance on December 31, 2012	(1,641)	489	(139,888)	(141,040)

Other comprehensive income (loss)	6,195	777	—	6,972
Actuarial gain (loss)	—	—	47,704	47,704
Currency impact	—	—	(298)	(298)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	12,185	12,185
Amortization of prior service cost (1)	—	—	1,476	1,476
Amortization of transition obligation (1)	—	—	84	84
Cost of sales	—	57	—	57
Current-period other comprehensive income (loss)	6,195	834	61,151	68,180
Tax effect	—	(102)	(198)	(300)
Balance on December 31, 2013	$4,554	$1,221	$(78,935)	$(73,160)
_________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Consolidated Statements of Operations.

15.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability (dollars in thousands)	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$413	$—	$413	$—	$(420)	$—	$(420)
Currency contracts	—	—	—	—	—	41	—	41
Interest rate agreements	—	(2,073)	—	(2,073)	—	298	—	298
Net derivative asset (liability)	$—	$(1,660)	$—	$(1,660)	$—	$(81)	$—	$(81)

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

The total derivative position is recorded on the Consolidated Balance Sheets as follows:

Asset / (Liability (dollars in thousands)	December 31, 2013	December 31, 2012
Prepaid and other current assets	$394	$41
Derivative asset	19	298
Derivative liability	—	(420)
Other long-term liabilities	(2,073)	—
Net derivative asset (liability)	$(1,660)	$(81)

16.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $18.1 million, $18.6 million and $18.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum rentals under operating leases are as follows (dollars in thousands):

2014	2015	2016	2017	2018	2019 and thereafter
$15,070	$10,101	$8,487	$8,227	$7,917	$33,865

17.	Other Income (Expense)
Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

Year ended December 31, (dollars in thousands)	2013	2012	2011
Gain on sale of land at Libbey Holland	$—	$—	$3,445
Gain on sale of Traex assets (1)	—	—	3,418
Gain (loss) on currency translation	(293)	(780)	(263)
Hedge ineffectiveness	(916)	265	284
Insurance recovery on furnace malfunction, net (see note 18)	3,922	—	—
Other non-operating income (expense)	1,012	703	1,147
Other income (expense)	$3,725	$188	$8,031
_________________________

(1)	On April 28, 2011, we sold substantially all of the assets of Traex to the Vollrath Company for $12.5 million, resulting in a gain of $3.4 million.

18.	Contingencies

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

Depending on the results of the FS, RA and PRAP, it is reasonably possible that Syracuse China may be required to record a liability related to remediation costs at the Ley Creek sub-site. As of December 31, 2013, the possible loss or range of loss is not reasonably estimable. To the extent that Syracuse China may have liability with respect to this sub-site and to the extent that the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claim for indemnification under the Asset Purchase Agreement. Although we cannot predict the ultimate impact of this proceeding, we believe that the outcome will not have a material impact on our financial condition, results of operations or liquidity.

Insurance claim

We currently have an open insurance claim related to a 2013 furnace malfunction at our manufacturing facility in Toledo, Ohio. At December 31, 2013, partial insurance proceeds of $5.0 million were recognized in accounts receivable and the Consolidated Statements of Operations ($4.4 million in other income (expense) for expenses incurred and $0.6 million against cost of sales for business interruption). The insurance claim is still ongoing and the amount of any future recovery is uncertain at this time.

Abandoned Property Audit

We have completed an unclaimed property audit. The property subject to review in this audit process generally included unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. At the completion of the audit in the second quarter of 2013, we paid $4.5 million, which resulted in additional expense of $1.8 million in selling, general and administrative expenses on the Consolidated Statement of Operations. Expense of $2.7 million ($1.8 million and $0.9 million in cost of sales and selling, general and administrative expenses, respectively) was recorded in the third quarter of 2011 and accrued at December 31, 2012 in accrued liabilities on the Consolidated Balance Sheet.

19.	Segments and Geographic Information

Effective January 1, 2013, we revised our reporting segments to align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we now report financial results for the Americas; Europe, the Middle East and Africa (EMEA), U.S. Sourcing and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

Americas—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

U.S. Sourcing—includes U.S. sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific. Plastic items were included in this segment until we sold substantially all of the assets of our Traex subsidiary on April 28, 2011.

Our measure of profit for our reportable segments is Segment Earnings before Interest and Taxes (Segment EBIT) and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. We use Segment EBIT, along with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment EBIT for reportable segments includes an allocation of some corporate expenses based on the costs of services performed.

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

Year ended December 31, (dollars in thousands)	2013	2012	2011
Net Sales:
Americas	$560,840	$580,734	$571,394
EMEA	146,455	134,778	144,575
U.S. Sourcing	78,302	72,234	65,601
Other	33,214	37,541	35,486
Consolidated	$818,811	$825,287	$817,056

Segment EBIT:
Americas	$100,258	$95,833	$74,725
EMEA	874	(714)	3,924
U.S. Sourcing	9,752	11,381	10,394
Other	3,374	8,846	3,654
Total Segment EBIT	$114,258	$115,346	$92,697

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$114,258	$115,346	$92,697
Retained corporate costs	(22,293)	(24,413)	(21,796)
Loss on redemption of debt (note 6)	(2,518)	(31,075)	(2,803)
Severance	—	(5,150)	(1,105)
Pension curtailment and settlement charge	(2,252)	(4,306)	—
Gain on sale of Traex assets (note 17)	—	—	3,418
Furnace malfunction (note 18)	(4,428)	—	—
Gain on sale of land (1) (note 17)	—	—	3,445
Equipment write-down (note 5)	—	—	(817)
Equipment credit (note 5)	—	—	1,021
Restructuring charges (note 7)	(6,544)	—	84
CEO transition expenses	—	—	(2,722)
Abandoned property (note 18)	(1,781)	—	(2,719)
Executive retirement	(736)	—	—
Interest expense	(32,006)	(37,727)	(43,419)
Income taxes	(13,241)	(5,709)	(1,643)
Net income	$28,459	$6,966	$23,641

Depreciation & Amortization:
Americas	$24,953	$24,661	$24,272
EMEA	10,449	9,746	10,372
U.S. Sourcing	33	40	43
Other	7,275	5,777	5,976
Corporate	1,259	1,247	1,525
Consolidated	$43,969	$41,471	$42,188

Capital Expenditures:
Americas	$31,404	$24,021	$30,175
EMEA	7,787	5,459	9,253
U.S. Sourcing	30	—	25
Other	7,437	2,196	736
Corporate	2,749	1,044	1,231
Consolidated	$49,407	$32,720	$41,420

(1)	Net gain on the sale of land at our Libbey Holland facility.

December 31, (dollars in thousands)	2013	2012
Segment Assets(1):
Americas	$158,131	$150,923
EMEA	50,115	49,981
U.S. Sourcing	27,202	21,800
Other	17,222	15,695
Consolidated	$252,670	$238,399
______________________________
(1) Segment assets are defined as net accounts receivable, excluding insurance claim receivable resulting from the furnace malfunction, plus net inventory.

Net sales to customers and long-lived assets located in the U.S., Mexico, and Other regions for 2013, 2012 and 2011 are presented below. Intercompany sales to affiliates represent products that are transferred to those geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets and goodwill.

(dollars in thousands)	United States	Mexico	All Other	Eliminations	Consolidated
2013
Net sales:
Customers	$444,176	$125,752	$248,883		$818,811
Intercompany	51,521	12,747	22,423	$(86,691)	—
Total net sales	$495,697	$138,499	$271,306	$(86,691)	$818,811
Long-lived assets	$106,545	$213,651	$112,845	$—	$433,041

2012
Net sales:
Customers	$463,659	$119,234	$242,394		$825,287
Intercompany	56,420	12,387	20,930	$(89,737)	—
Total net sales	$520,079	$131,621	$263,324	$(89,737)	$825,287
Long-lived assets	$110,919	$202,437	$111,370	$—	$424,726

2011
Net sales:
Customers	$441,882	$122,308	$252,866		$817,056
Intercompany	55,281	13,964	24,470	$(93,715)	—
Total net sales	$497,163	$136,272	$277,336	$(93,715)	$817,056
Long-lived assets	$114,207	$199,577	$117,506	$—	$431,290

20.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Consolidated Financial Statements for the year ended December 31, 2013, 2012 and 2011.

At December 31, 2013, December 31, 2012 and December 31, 2011, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Dane Holding Co. (dissolved in June of 2012 and known as Traex Company prior to April 28, 2011), Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year ended December 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$394,849	$82,458	$408,454	$(66,950)	$818,811
Freight billed to customers	—	578	848	1,918	—	3,344
Total revenues	—	395,427	83,306	410,372	(66,950)	822,155
Cost of sales	—	296,672	62,356	342,738	(66,950)	634,816
Gross profit	—	98,755	20,950	67,634	—	187,339
Selling, general and administrative expenses	—	58,428	10,737	40,816	—	109,981
Special charges	—	4,841	—	18	—	4,859
Income (loss) from operations	—	35,486	10,213	26,800	—	72,499
Other income (expense)	—	1,385	(20)	(158)	—	1,207
Earnings (loss) before interest and income taxes	—	36,871	10,193	26,642	—	73,706
Interest expense	—	23,852	—	8,154	—	32,006
Income (loss) before income taxes	—	13,019	10,193	18,488	—	41,700
Provision (benefit) for income taxes	—	(1,401)	3,578	11,064	—	13,241
Net income (loss)	—	14,420	6,615	7,424	—	28,459
Equity in net income (loss) of subsidiaries	28,459	14,039	—	—	(42,498)	—
Net income (loss)	$28,459	$28,459	$6,615	$7,424	$(42,498)	$28,459

Comprehensive income (loss)	$96,339	$96,339	$10,062	$9,613	$(116,014)	$96,339

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year ended December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$421,630	$76,231	$397,811	$(70,385)	$825,287
Freight billed to customers	—	579	701	1,885	—	3,165
Total revenues	—	422,209	76,932	399,696	(70,385)	828,452
Cost of sales	—	320,175	55,787	327,690	(70,385)	633,267
Gross profit	—	102,034	21,145	72,006	—	195,185
Selling, general and administrative expenses	—	71,162	8,829	33,905	—	113,896
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	30,872	12,316	38,101	—	81,289
Other income (expense)	—	(30,796)	9	(100)	—	(30,887)
Earnings (loss) before interest and income taxes	—	76	12,325	38,001	—	50,402
Interest expense	—	29,430	—	8,297	—	37,727
Income (loss) before income taxes	—	(29,354)	12,325	29,704	—	12,675
Provision (benefit) for income taxes	—	(4,013)	5,185	4,537	—	5,709
Net income (loss)	—	(25,341)	7,140	25,167	—	6,966
Equity in net income (loss) of subsidiaries	6,966	32,307	—	—	(39,273)	—
Net income (loss)	$6,966	$6,966	$7,140	$25,167	$(39,273)	$6,966

Comprehensive income (loss)	$(5,702)	$(5,702)	$7,366	$14,155	$(15,819)	$(5,702)

	Year ended December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$408,561	$74,260	$404,567	$(70,332)	$817,056
Freight billed to customers	—	630	929	837	—	2,396
Total revenues	—	409,191	75,189	405,404	(70,332)	819,452
Cost of sales	—	336,027	55,455	329,563	(70,332)	650,713
Gross profit	—	73,164	19,734	75,841	—	168,739
Selling, general and administrative expenses	—	60,211	7,816	37,518	—	105,545
Special charges	—	(332)	51	—	—	(281)
Income (loss) from operations	—	13,285	11,867	38,323	—	63,475
Other income (expense)	—	(2,560)	3,457	4,331	—	5,228
Earnings (loss) before interest and income taxes	—	10,725	15,324	42,654	—	68,703
Interest expense	—	32,711	—	10,708	—	43,419
Income (loss) before income taxes	—	(21,986)	15,324	31,946	—	25,284
Provision (benefit) for income taxes	—	(3,811)	4,016	1,438	—	1,643
Net income (loss)	—	(18,175)	11,308	30,508	—	23,641
Equity in net income (loss) of subsidiaries	23,641	41,816	—	—	(65,457)	—
Net income (loss)	$23,641	$23,641	$11,308	$30,508	$(65,457)	$23,641

Comprehensive income (loss)	$6,215	$6,215	$8,756	$30,971	$(45,942)	$6,215

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$22,070	$62	$20,076	$—	$42,208
Accounts receivable — net	—	41,193	4,562	48,794	—	94,549
Inventories — net	—	51,571	22,907	88,643	—	163,121
Other current assets	—	23,183	3,999	18,751	(21,095)	24,838
Total current assets	—	138,017	31,530	176,264	(21,095)	324,716
Other non-current assets	—	38,661	1,379	13,475	(607)	52,908
Investments in and advances to subsidiaries	130,809	304,266	199,573	(41,361)	(593,287)	—
Goodwill and purchased intangible assets — net	—	27,423	12,347	146,934	—	186,704
Total other assets	130,809	370,350	213,299	119,048	(593,894)	239,612
Property, plant and equipment — net	—	67,836	278	197,548	—	265,662
Total assets	$130,809	$576,203	$245,107	$492,860	$(614,989)	$829,990

Accounts payable	$—	$16,086	$3,404	$60,130	$—	$79,620
Accrued and other current liabilities	—	50,292	26,243	27,674	(21,095)	83,114
Notes payable and long-term debt due within one year	—	235	—	5,156	—	5,391
Total current liabilities	—	66,613	29,647	92,960	(21,095)	168,125
Long-term debt	—	404,122	—	2,390	—	406,512
Other long-term liabilities	—	67,225	8,205	49,721	(607)	124,544
Total liabilities	—	537,960	37,852	145,071	(21,702)	699,181
Total shareholders’ equity	130,809	38,243	207,255	347,789	(593,287)	130,809
Total liabilities and shareholders’ equity	$130,809	$576,203	$245,107	$492,860	$(614,989)	$829,990

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$43,558	$70	$23,580	$—	$67,208
Accounts receivable — net	—	33,987	3,560	43,303	—	80,850
Inventories — net	—	52,627	18,477	86,445	—	157,549
Other current assets	—	17,931	810	10,446	(16,190)	12,997
Total current assets	—	148,103	22,917	163,774	(16,190)	318,604
Other non-current assets	—	22,373	54	20,387	(4,190)	38,624
Investments in and advances to subsidiaries	24,476	384,414	194,316	(35,962)	(567,244)	—
Goodwill and purchased intangible assets — net	—	26,833	12,347	147,614	—	186,794
Total other assets	24,476	433,620	206,717	132,039	(571,434)	225,418
Property, plant and equipment — net	—	72,780	298	185,076	—	258,154
Total assets	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Accounts payable	$—	$15,339	$2,854	$47,519	$—	$65,712
Accrued and other current liabilities	—	63,674	20,194	27,857	(16,190)	95,535
Notes payable and long-term debt due within one year	—	221	—	4,362	—	4,583
Total current liabilities	—	79,234	23,048	79,738	(16,190)	165,830
Long-term debt	—	451,090	—	10,794	—	461,884
Other long-term liabilities	—	94,434	9,691	50,051	(4,190)	149,986
Total liabilities	—	624,758	32,739	140,583	(20,380)	777,700
Total shareholders’ equity	24,476	29,745	197,193	340,306	(567,244)	24,476
Total liabilities and shareholders’ equity	$24,476	$654,503	$229,932	$480,889	$(587,624)	$802,176

Libbey Inc.
Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$28,459	$28,459	$6,615	$7,424	$(42,498)	$28,459
Depreciation and amortization	—	13,888	56	30,025	—	43,969
Other operating activities	(28,459)	(10,915)	(6,644)	3,821	42,498	301
Net cash provided by (used in) operating activities	—	31,432	27	41,270	—	72,729
Additions to property, plant & equipment	—	(11,735)	(35)	(37,637)	—	(49,407)
Other investing activities	—	2	—	79	—	81
Net cash (used in) investing activities	—	(11,733)	(35)	(37,558)	—	(49,326)
Net borrowings (repayments)	—	(45,221)	—	(7,955)	—	(53,176)
Other financing activities	—	4,034	—	—	—	4,034
Net cash provided by (used in) financing activities	—	(41,187)	—	(7,955)	—	(49,142)
Exchange effect on cash	—	—	—	739	—	739
Increase (decrease) in cash	—	(21,488)	(8)	(3,504)	—	(25,000)
Cash at beginning of period	—	43,558	70	23,580	—	67,208
Cash at end of period	$—	$22,070	$62	$20,076	$—	$42,208

	Year ended December 31, 2012
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6,966	$6,966	$7,140	$25,167	$(39,273)	$6,966
Depreciation and amortization	—	12,897	70	28,504	—	41,471
Other operating activities	(6,966)	(59,493)	(7,295)	(5,459)	39,273	(39,940)
Net cash provided by (used in) operating activities	—	(39,630)	(85)	48,212	—	8,497
Additions to property, plant & equipment	—	(10,104)	—	(22,616)	—	(32,720)
Other investing activities	—	97	—	550	—	647
Net cash (used in) investing activities	—	(10,007)	—	(22,066)	—	(32,073)
Net borrowings (repayments)	—	89,792	—	(21,674)	—	68,118
Other financing activities	—	(35,846)	—	—	—	(35,846)
Net cash provided by (used in) financing activities	—	53,946	—	(21,674)	—	32,272
Exchange effect on cash	—	—	—	221	—	221
Increase (decrease) in cash	—	4,309	(85)	4,693	—	8,917
Cash at beginning of period	—	39,249	155	18,887	—	58,291
Cash at end of period	$—	$43,558	$70	$23,580	$—	$67,208

Libbey Inc.
Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2011
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$23,641	$23,641	$11,308	$30,508	$(65,457)	$23,641
Depreciation and amortization	—	13,501	292	28,395	—	42,188
Other operating activities	(23,641)	(2,184)	(24,655)	(25,455)	65,457	(10,478)
Net cash provided by (used in) operating activities	—	34,958	(13,055)	33,448	—	55,351
Additions to property, plant & equipment	—	(18,098)	(61)	(23,261)	—	(41,420)
Other investing activities	—	33	12,978	4,689	—	17,700
Net cash (used in) investing activities	—	(18,065)	12,917	(18,572)	—	(23,720)
Net borrowings (repayments)	—	(40,196)	—	(13,547)	—	(53,743)
Other financing activities	—	4,275	—	—	—	4,275
Net cash provided by (used in) financing activities	—	(35,921)	—	(13,547)	—	(49,468)
Exchange effect on cash	—	—	—	(130)	—	(130)
Increase (decrease) in cash	—	(19,028)	(138)	1,199	—	(17,967)
Cash at beginning of period	—	58,277	293	17,688	—	76,258
Cash at end of period	$—	$39,249	$155	$18,887	$—	$58,291

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2013 and 2012:

(dollars in thousands, except per-share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$183,476	$187,829	$209,904	$209,247	$204,386	$209,150	$221,045	$219,061
Gross profit	$42,232	$43,056	$57,462	$56,347	$39,905	$51,209	$47,740	$44,573
Gross profit margin	23.0%	22.9%	27.4%	26.9%	19.5%	24.5%	21.6%	20.3%
Selling, general & administrative expenses	$26,397	$28,126	$29,635	$27,378	$25,519	$26,887	$28,430	$31,505
Special charges	$4,314	$—	$(85)	$—	$390	$—	$240	$—
Income from operations (IFO)	$11,521	$14,930	$27,912	$28,969	$13,996	$24,322	$19,070	$13,068
IFO margin	6.3%	7.9%	13.3%	13.8%	6.8%	11.6%	8.6%	6.0%
Earnings before interest and income taxes (EBIT)	$11,086	$14,339	$25,445	$(1,679)	$13,290	$24,127	$23,885	$13,615
EBIT margin	6.0%	7.6%	12.1%	(0.8)%	6.5%	11.5%	10.8%	6.2%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$21,860	$24,875	$37,068	$8,609	$25,063	$34,200	$33,684	$24,189
EBITDA margin	11.9%	13.2%	17.7%	4.1%	12.3%	16.4%	15.2%	11.0%
Net income (loss)	$1,989	$641	$12,436	$(10,143)	$4,749	$14,861	$9,285	$1,607
Net income (loss) margin	1.1%	0.3%	5.9%	(4.8)%	2.3%	7.1%	4.2%	0.7%
Diluted earnings (loss) per share	$0.09	$0.03	$0.57	$(0.49)	$0.21	$0.70	$0.42	$0.07
Accounts receivable - net (1)	$86,264	$86,862	$91,482	$87,650	$91,611	$93,962	$89,549	$80,850
DSO (1)	38.4	38.5	40.6	39.1	40.9	41.8	39.9	35.8
Inventories - net	$167,374	$159,127	$175,911	$167,037	$173,394	$170,814	$163,121	$157,549
DIO	74.4	70.5	78.1	74.4	77.5	75.9	72.7	69.7
Accounts payable	$57,259	$54,285	$59,309	$54,065	$60,767	$46,650	$79,620	$65,712
DPO	25.5	24.1	26.3	24.1	27.2	20.7	35.5	29.1
Working capital (1)	$196,379	$191,704	$208,084	$200,622	$204,238	$218,126	$173,050	$172,687
DWC (1)	87.3	84.9	92.4	89.4	91.3	97.0	77.1	76.4
Percent of net sales (1)	23.9%	23.3%	25.3%	24.5%	25.0%	26.6%	21.1%	20.9%
Net cash provided by (used in) operating activities	$(12,680)	$(19,098)	$9,385	$(52,421)	$34,767	$27,889	$41,257	$52,127
Free Cash Flow	$(21,558)	$(25,364)	$(1,500)	$(57,568)	$24,459	$22,608	$22,002	$36,748
Total borrowings - net	$466,153	$397,323	$429,748	$477,595	$422,144	$470,677	$411,903	$466,467
______________________________

(1)	Fourth quarter 2013 excludes a $5.0 million insurance claim receivable at December 31, 2013 resulting from the furnace malfunction.

The following table represents special items (see notes 5, 6, 7, 9, 12, 17 and 18) included in the above quarterly data for the years ended December 31, 2013 and 2012:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(dollars in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Special items included in:
Cost of sales	$566	$—	$1,133	$—	$2,749	$2,342	$6,011	$913
Selling, general & administrative expenses	—	—	2,496	—	448	1,444	1,401	4,757
Special charges	4,314	—	(85)	—	390	—	240	—
Loss on redemption of debt	—	—	2,518	31,075	—	—	—	—
Other (income) expense	—	—	—	—	—	—	(3,922)	—
Total pre-tax special items - (income) expense	$4,880	$—	$6,062	$31,075	$3,587	$3,786	$3,730	$5,670
Income tax	(837)	—	(58)	—	(976)	(26)	(196)	—
Special items - net of tax	$4,043	$—	$6,004	$31,075	$2,611	$3,760	$3,534	$5,670

Stock Market Information

Libbey Inc. common stock is listed for trading on the NYSE MKT under the symbol LBY. The price range for the Company's common stock as reported by the NYSE MKT exchange and dividends declared for our common stock were as follows:

	2013			2012
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$19.77	$17.80	$—	$15.57	$12.35	$—
Second Quarter	$24.77	$17.80	$—	$15.54	$12.72	$—
Third Quarter	$26.00	$20.70	$—	$17.64	$13.40	$—
Fourth Quarter	$24.32	$20.14	$—	$19.94	$14.80	$—

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 1992 to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's Consolidated Financial Statements, has issued an attestation report on the Company's internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters - Who are Libbey's auditors?” and “-What fees did Libbey pay to its auditors for Fiscal 2013 and 2012?” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Registered Public Accounting Firm.

Page
Reports of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets at December 31, 2013 and 2012	50

For the years ended December 31, 2013, 2012 and 2011:
Consolidated Statements of Operations	51
Consolidated Statements of Comprehensive Income (Loss)	52
Consolidated Statements of Shareholders' Equity	53
Consolidated Statements of Cash Flows	54

Notes to Consolidated Financial Statements	55

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2013, 2012 and 2011 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

Libbey Inc.

		by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
Date:	March 12, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature			Title

William A. Foley			Chairman of the Board of Directors

Peter C. McC. Howell			Director

Carol B. Moerdyk			Director

Ginger M. Jones			Director

Terence P. Stewart			Director

Carlos V. Duno			Director

Deborah G. Miller			Director

John C. Orr			Director

Richard I. Reynolds			Director

Stephanie A. Streeter			Director, Chief Executive Officer

		By:	/s/ Sherry L. Buck
Sherry L. Buck
Attorney-In-Fact

		Date:	March 12, 2014
/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date:	March 12, 2014

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2013, 2012, and 2011 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

Libbey Inc.

Schedule II -- Valuation and Qualifying Accounts (Consolidated)
Years ended December 31, 2013, 2012, and 2011

(dollars in thousands)	Allowance for Doubtful Accounts	Valuation Allowance for Deferred Tax Asset

Balance at December 31, 2010	$5,518	$72,327
Charged to expense or other accounts	367	4,125
Deductions	(578)	—
Balance at December 31, 2011	5,307	76,452
Charged to expense or other accounts	661	3,218
Deductions	(265)	(2,041)
Balance at December 31, 2012	5,703	77,629
Charged to expense or other accounts	198	2,235
Deductions	(55)	(33,816)
Balance at December 31, 2013	$5,846	$46,048

S-1

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

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

10.21
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Kenneth A. Boerger, Daniel P. Ibele and Timothy T. Paige).

10.22
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to Susan A. Kovach).

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

10.25	Executive Severance Compensation Policy dated as of August 1, 2012 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference).

10.26	CEO Retention Award Agreement dated as of December 16, 2013 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on December 18, 2013 and incorporated herein by reference).

12.1	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Libbey Glass Inc.'s Registration Statement on Form S-4; File No. 333-184215).

13.1	Selected Financial Information included in Registrant's 2012 Annual Report to Shareholders (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23	Consent of Ernst & Young LLP (filed herein).

24	Power of Attorney (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document