Form 10-Q
period 2014-03-31
LIBBEY INC
filed 2014-05-09
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Common Stock, $.01 par value 21,477,692 shares at April 30, 2014.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013

Net sales	$181,581	$183,476
Freight billed to customers	814	752
Total revenues	182,395	184,228
Cost of sales	150,056	141,996
Gross profit	32,339	42,232
Selling, general and administrative expenses	28,878	26,397
Special charges	—	4,314
Income from operations	3,461	11,521
Other income (expense)	(322)	(435)
Earnings before interest and income taxes	3,139	11,086
Interest expense	7,701	8,435
Income (loss) before income taxes	(4,562)	2,651
Provision (benefit) for income taxes	(1,178)	662
Net income (loss)	$(3,384)	$1,989

Net income (loss) per share:
Basic	$(0.16)	$0.09
Diluted	$(0.16)	$0.09
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013

Net income (loss)	$(3,384)	$1,989

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	1,349	2,671
Change in fair value of derivative instruments, net of tax	138	1,045
Foreign currency translation adjustments	(588)	(2,925)
Other comprehensive income, net of tax	899	791

Comprehensive income (loss)	$(2,485)	$2,780
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$24,473	$42,208
Accounts receivable — net	87,046	94,549
Inventories — net	174,179	163,121
Prepaid and other current assets	31,899	24,838
Total current assets	317,597	324,716
Pension asset	34,147	33,615
Purchased intangible assets — net	19,051	19,325
Goodwill	167,379	167,379
Deferred income taxes	5,734	5,759
Other assets	13,134	13,534
Total other assets	239,445	239,612
Property, plant and equipment — net	264,618	265,662
Total assets	$821,660	$829,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$74,099	$79,620
Salaries and wages	26,796	32,403
Accrued liabilities	46,899	41,418
Accrued income taxes	—	1,374
Pension liability (current portion)	3,161	3,161
Non-pension postretirement benefits (current portion)	4,758	4,758
Derivative liability	1,644	—
Long-term debt due within one year	5,351	5,391
Total current liabilities	162,708	168,125
Long-term debt	406,808	406,512
Pension liability	40,254	40,033
Non-pension postretirement benefits	58,822	59,065
Deferred income taxes	11,670	11,672
Other long-term liabilities	11,732	13,774
Total liabilities	691,994	699,181

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,440,055 shares issued in 2014 (21,316,480 shares issued in 2013)	214	213
Capital in excess of par value	324,708	323,367
Retained deficit	(122,995)	(119,611)
Accumulated other comprehensive loss	(72,261)	(73,160)
Total shareholders’ equity	129,666	130,809
Total liabilities and shareholders’ equity	$821,660	$829,990

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$(3,384)	$1,989
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,676	10,774
(Gain) loss on asset sales and disposals	(4)	2
Change in accounts receivable	3,082	(6,043)
Change in inventories	(11,195)	(10,635)
Change in accounts payable	(5,315)	(7,745)
Accrued interest and amortization of discounts and finance fees	7,256	8,131
Pension & non-pension postretirement benefits	1,372	3,700
Restructuring	(243)	4,314
Accrued liabilities & prepaid expenses	(12,369)	(15,792)
Income taxes	(3,153)	(1,626)
Share-based compensation expense	1,003	824
Other operating activities	(95)	(573)
Net cash used in operating activities	(12,369)	(12,680)

Investing activities:
Additions to property, plant and equipment	(9,901)	(8,882)
Proceeds from furnace malfunction insurance recovery	4,346	—
Proceeds from asset sales and other	4	4
Net cash used in investing activities	(5,551)	(8,878)

Financing activities:
Other repayments	(50)	(59)
Stock options exercised	336	537
Net cash provided by financing activities	286	478

Effect of exchange rate fluctuations on cash	(101)	(179)
Increase (decrease) in cash	(17,735)	(21,259)

Cash at beginning of period	42,208	67,208
Cash at end of period	$24,473	$45,949

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$184	$288
Cash paid during the period for income taxes	$1,816	$1,884

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

See our Form 10-K for the year ended December 31, 2013 for a description of significant accounting policies not listed below.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” and FASB ASC Topic 505-50, “Equity — Equity-Based Payments to Non-Employees”. Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Under the terms of the CEO retention award agreement, 115,687 cash settled restricted stock units were granted during the first quarter of 2014. These awards cliff vest on December 31, 2018. Accordingly, awards that will be settled in cash are subject to liability accounting and the fair value of such awards will be remeasured at the end of each reporting period until settled or expired. Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2014	2013
Stock-based compensation expense	$1,003	$824

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards

There are no new accounting standards effective in 2014 that are applicable to us.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2014	December 31, 2013
Accounts receivable:
Trade receivables	$85,472	$87,499
Other receivables (see note 15)	1,574	7,050
Total accounts receivable, less allowances of $6,216 and $5,846	$87,046	$94,549

Inventories:
Finished goods	$156,237	$144,945
Work in process	1,650	1,615
Raw materials	4,300	4,558
Repair parts	10,766	10,550
Operating supplies	1,226	1,453
Total inventories, less loss provisions of $4,784 and $4,913	$174,179	$163,121

Prepaid and other current assets:
Value added tax	$9,732	$6,697
Prepaid expenses	10,590	8,396
Deferred income taxes	5,840	5,840
Prepaid income taxes	5,164	3,511
Derivative asset	573	394
Total prepaid and other current assets	$31,899	$24,838

Other assets:
Deposits	$944	$919
Finance fees — net of amortization	10,023	10,472
Other assets	2,167	2,143
Total other assets	$13,134	$13,534

Accrued liabilities:
Accrued incentives	$15,801	$17,830
Workers compensation	7,178	7,108
Medical liabilities	3,246	3,433
Interest	10,138	3,331
Commissions payable	856	1,067
Withholdings and other non-income tax accruals	2,829	1,929
Other accrued liabilities	6,851	6,720
Total accrued liabilities	$46,899	$41,418

Other long-term liabilities:
Deferred liability	$7,863	$7,424
Derivative liability	—	2,073
Other long-term liabilities	3,869	4,277
Total other long-term liabilities	$11,732	$13,774

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2014	December 31, 2013
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	405,000
Promissory Note	6.00%		April, 2014 to September, 2016	624	681
RMB Working Capital Loan	floating		September, 2014	5,112	5,157
AICEP Loan	0.00%		January, 2016 to July 30, 2018	2,388	2,389
Total borrowings				413,124	413,227
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(965)	(1,324)
Total borrowings — net				412,159	411,903
Less — long term debt due within one year				5,351	5,391
Total long-term portion of borrowings — net				$406,808	$406,512
_____________________________

(1)	See Interest Rate Agreement under “Senior Secured Notes” below and in note 9.

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at March 31, 2014. Libbey pays a quarterly Commitment

Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.375 percent at March 31, 2014. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at March 31, 2014 or at December 31, 2013. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million. There were no mark-to-market reserves for natural gas contracts offsetting the borrowing base as of March 31, 2014. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At March 31, 2014, we had $6.2 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $75.5 million at March 31, 2014, compared to $70.5 million under the ABL Facility at December 31, 2013.

We amended and restated this ABL facility in April 2014. See note 16 for further discussion of this subsequent event.

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

The Senior Secured Notes were repurchased in April and May 2014 in conjunction with a $440.0 million debt offering. See note 16 for a further discussion of this subsequent event.

On June 18, 2012, we entered into an Interest Rate Agreement with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Interest Rate Agreement effectively converts this portion of our long-term borrowings from fixed rate debt to variable rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the Interest Rate Agreement at a call price of 103 percent. The Interest Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. The variable interest rate for our borrowings related to the Interest Rate Agreement at March 31, 2014, excluding applicable fees, is 5.5 percent. The Interest Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the Interest Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. Since we intend to settle the Interest Rate Agreement in the second quarter of 2014 in connection with the refinancing of our Senior Notes, the related derivative liability is classified as current at March 31, 2014. If the counterparty to this Interest Rate Agreement were to fail to perform, this Interest Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of March 31, 2014, by Standard and Poor’s.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Fair market value of Rate Agreement - asset (liability)	$(1,644)	$(2,073)
Adjustment to increase (decrease) carrying value of the related long-term debt	$(965)	$(1,324)

The fair value of the Interest Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion and the net impact recorded on the Condensed Consolidated Statements of Operations.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At March 31, 2014, we had $0.6 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At March 31, 2014, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Working Capital Loan

On September 2, 2013, Libbey China entered into a RMB 31.5 million (approximately $5.1 million) working capital loan with CCB to cover seasonal working capital needs. The 364-day loan matures on September 1, 2014, and bears interest at a variable rate as announced by the People's Bank of China. The annual interest rate was 6.3 percent at March 31, 2014, and interest is paid monthly. The obligation is secured by a mortgage lien on the Libbey China facility.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €1.7 million (approximately

$2.4 million) at March 31, 2014, and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 1 in the fair value hierarchy) for the same or similar issues. Our $405.0 million Senior Secured Notes had an estimated fair value of $442.5 million at March 31, 2014. At December 31, 2013, the Senior Secured Notes had an estimated fair value of $437.4 million. The fair value of the remainder of our debt approximates carrying value at March 31, 2014 and December 31, 2013 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2014, we had no borrowings under our ABL Facility and $6.2 million in letters of credit issued under that facility. As a result, we had $75.5 million of unused availability remaining under the ABL Facility at March 31, 2014. In addition, at March 31, 2014, we had $24.5 million of cash on hand.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. In connection with this plan, we expect to incur pretax charges of approximately $8.0 million. For the three months ended March 31, 2014 and 2013, we recorded a pretax charge of $1.0 million and $4.9 million, respectively. These charges included employee termination costs, fixed asset impairment charges, depreciation expense and other restructuring expenses. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets was to adjust certain machinery and equipment to the estimated fair market value. These activities are all within the Americas segment and were substantially completed by March 31, 2014.

The following table summarizes the pretax charge incurred in 2014 and 2013:

	Three months ended March 31,		Total Charges to Date
(dollars in thousands)	2014	2013
Accelerated depreciation & other	$—	$566	$1,685
Other restructuring expenses	985	—	985
Included in cost of sales	985	566	2,670

Employee termination cost & other	—	2,322	1,794
Fixed asset write-down	—	1,992	1,924
Other restructuring expenses	—	—	1,141
Included in special charges	—	4,314	4,859
Total pretax charge	$985	$4,880	$7,529

The following is the capacity realignment reserve activity for the three months ended March 31, 2014:

(dollars in thousands)	Reserve Balance at January 1, 2014	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at March 31, 2014
Employee termination cost & other	$289	$—	$(243)	$—	$46
Other restructuring expenses	—	985	(985)	—	—
Total	$289	$985	$(1,228)	$—	$46

6.	Income Taxes

Our effective tax rate was 25.8 percent for the quarter ended March 31, 2014, compared to 25.0 percent for the quarter ended March 31, 2013. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, accruals related to uncertain tax positions, application of intraperiod tax allocation rules, and tax planning structures. At March 31, 2014 and December 31, 2013, we had $0.8 million and $1.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. During the quarter ended March 31, 2014, we recorded an income tax benefit, exclusive of interest and penalties, of $0.5 million due to the reversal of an accrual for an uncertain tax position that expired under the statute of limitations.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. In periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. A tax benefit of $0.6 million was recorded in our income tax provision for the quarter ended March 31, 2014. There was no similar benefit recorded for the quarter ended March 31, 2013.

Our current and future provision for income taxes for 2014 is impacted by valuation allowances. In the United States, the Netherlands and Portugal, we have recorded valuation allowances against our deferred income tax assets. We review the need for valuation allowances on a quarterly basis, or more frequently, if events indicate that a review is required in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or releasing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there was an unusual, infrequent or extraordinary item to be considered. Despite recent improvement in financial results in the U.S., management concluded that in consideration of the duration and magnitude of our U.S. operating losses, the current U.S. economic environment and the competitive landscape, it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. Accordingly, we continue to maintain a valuation allowance related to our net deferred tax assets in the U.S. and certain foreign jurisdictions.

Income tax payments consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2014	2013
Total income tax payments, net of refunds	$2,728	$2,269
Less: credits or offsets	912	385
Cash paid, net	$1,816	$1,884

7.	Pension and Non-pension Postretirement Benefits

We have pension plans covering the majority of our employees. Benefits generally are based on compensation and service for salaried employees and job grade and length of service for hourly employees. Our policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers certain salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiaries in the Netherlands and Mexico. The plan in Mexico is primarily unfunded.

The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$1,025	$1,278	$578	$722	$1,603	$2,000
Interest cost	3,870	3,481	1,424	1,256	5,294	4,737
Expected return on plan assets	(5,608)	(5,599)	(632)	(481)	(6,240)	(6,080)
Amortization of unrecognized:
Prior service cost	265	293	57	62	322	355
Loss	1,242	2,087	258	238	1,500	2,325
Pension expense	$794	$1,540	$1,685	$1,797	$2,479	$3,337

We have contributed $1.1 million of cash into our pension plans for the three months ended March 31, 2014. Pension contributions for the remainder of 2014 are estimated to be $5.2 million.

We provide certain retiree health care and life insurance benefits covering our U.S and Canadian salaried employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Effective January 1, 2013, we ended our existing healthcare benefit for salaried retirees age 65 and older and instead provide a Retiree Health Reimbursement Arrangement (RHRA) that supports retirees in purchasing a Medicare plan that meets their needs. Also effective January 1, 2013, we reduced the maximum life insurance benefit for salaried retirees to $10,000. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension postretirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S. non-pension postretirement plans cover the retirees and active employees of Libbey who are located in Canada. The postretirement benefit plans are unfunded.

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$252	$392	$—	$—	$252	$392
Interest cost	710	701	27	23	737	724
Amortization of unrecognized:
Prior service cost	35	34	—	—	35	34
Loss / (gain)	67	291	—	(1)	67	290
Non-pension postretirement benefit expense	$1,064	$1,418	$27	$22	$1,091	$1,440

Our 2014 estimate of non-pension cash payments is $4.8 million, and we have paid $1.1 million for the three months ended March 31, 2014.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2014	2013
Numerators for earnings per share:
Net income (loss) that is available to common shareholders	$(3,384)	$1,989

Denominator for basic earnings per share:
Weighted average shares outstanding	21,523,077	21,114,963

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	478,785
Adjusted weighted average shares and assumed conversions	21,523,077	21,593,748

Basic earnings (loss) per share	$(0.16)	$0.09

Diluted earnings (loss) per share	$(0.16)	$0.09

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	418,344	—
Inclusion would have been anti-dilutive (excluded from calculation)	382,109	783,843

When applicable, diluted shares outstanding includes the dilutive impact of restricted stock units. Diluted shares also include the impact of eligible employee stock options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that hypothetically would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

9.	Derivatives

We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for a portion of our interest rate swap, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging.”

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	March 31, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$573	Prepaid and other current assets	$394
Natural gas contracts	Other assets	5	Other assets	19
Total designated		578		413
Total		$578		$413

	Liability Derivatives:
(dollars in thousands)	March 31, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contract	Derivative liability - current	$1,537	Derivative liability - current	$—
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	1,866
Total designated		1,537		1,866
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contract	Derivative liability - current	107	Derivative liability - current	—
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	207
Total undesignated		107		207
Total		$1,644		$2,073

Interest Rate Swaps as Fair Value Hedges

In 2012, we entered into an interest rate swap agreement (Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Since we intend to settle the Rate Agreement in the second quarter of 2014 in connection with the refinancing of our Senior Notes, the related derivative liability is classified as current at March 31, 2014.

$40.5 million of our Rate Agreement is designated and qualifies as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative) and the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged long-term debt, along with the offsetting loss or gain on the related interest rate swap, in other income (expense), on the Condensed Consolidated Statements of Operations.

As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our Rate Agreement. As a result, the mark-to-market of the $4.5 million portion of the Rate Agreement is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014, the mark-to-market adjustment was income of $0.1 million.

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations from the designated portion of our Rate Agreement:

	Three months ended March 31,
(dollars in thousands)	2014	2013
Interest rate swap - designated	$329	$(356)
Related long-term debt	(359)	134
Net impact in other income (expense)	$(30)	$(222)

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of March 31, 2014, we had commodity contracts for 1,470,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2013, we had commodity contracts for 1,520,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at March 31, 2014. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Operations. We paid (received) additional cash of $(0.5) million and $0.2 million in the three months ended March 31, 2014 and 2013, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.6 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended March 31,
(dollars in thousands)	2014	2013
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$630	$967
Total	$630	$967

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations:

		Three months ended March 31,
(dollars in thousands)		2014	2013
Derivative:	Location:
Natural gas contracts	Cost of sales	$465	$(246)
Total impact on net income (loss)		$465	$(246)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. We had no contracts at March 31, 2014 and December 31, 2013. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended March 31,
(dollars in thousands)		2014	2013
Derivative:	Location:
Currency contracts	Other income (expense)	$—	$251
Total		$—	$251

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparty for the Rate Agreement is rated A+ and the counterparties for the other derivative agreements are rated BBB+ or better as of March 31, 2014, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended March 31, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2013	$4,554	$1,221	$(78,935)	$(73,160)

Other comprehensive income (loss)	(588)	630	—	42
Currency impact	—	—	13	13

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,567	1,567
Amortization of prior service cost (1)	—	—	357	357
Cost of sales	—	(465)	—	(465)
Current-period other comprehensive income (loss)	(588)	165	1,937	1,514
Tax effect	—	(27)	(588)	(615)
Balance on March 31, 2014	$3,966	$1,359	$(77,586)	$(72,261)

Three months ended March 31, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Other comprehensive income (loss)	(2,925)	967	—	(1,958)
Currency impact	—	—	(352)	(352)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,600	2,600
Amortization of prior service cost (1)	—	—	390	390
Cost of sales	—	246	—	246
Current-period other comprehensive income (loss)	(2,925)	1,213	2,638	926
Tax effect	—	(168)	33	(135)
Balance on March 31, 2013	$(4,566)	$1,534	$(137,217)	$(140,249)
___________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

11.	Condensed Consolidated Guarantor Financial Statements

Libbey Glass is a direct, 100 percent owned subsidiary of Libbey Inc. and is the issuer of the Senior Secured Notes. The obligations of Libbey Glass under the Senior Secured Notes are fully and unconditionally and jointly and severally guaranteed by Libbey Inc. and by certain indirect, 100 percent owned domestic subsidiaries of Libbey Inc., as described below. All are related parties that are included in the Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and March 31, 2013.

At March 31, 2014, December 31, 2013 and March 31, 2013, Libbey Inc.’s indirect, 100 percent owned domestic subsidiaries were Syracuse China Company, World Tableware Inc., LGA4 Corp., LGA3 Corp., The Drummond Glass Company, LGC Corp., Libbey.com LLC, LGFS Inc., and LGAC LLC (collectively, Subsidiary Guarantors). The following tables contain Condensed Consolidating Financial Statements of (a) the parent, Libbey Inc., (b) the issuer, Libbey Glass, (c) the Subsidiary Guarantors, (d) the indirect subsidiaries of Libbey Inc. that are not Subsidiary Guarantors (collectively, Non-Guarantor Subsidiaries), (e) the consolidating elimination entries, and (f) the consolidated totals.

Libbey Inc.
Condensed Consolidating Statements of Comprehensive Income (Loss)
(unaudited)

	Three months ended March 31, 2014
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$83,792	$18,697	$98,794	$(19,702)	$181,581
Freight billed to customers	—	168	191	455	—	814
Total revenues	—	83,960	18,888	99,249	(19,702)	182,395
Cost of sales	—	69,020	14,998	85,740	(19,702)	150,056
Gross profit	—	14,940	3,890	13,509	—	32,339
Selling, general and administrative expenses	—	14,635	2,833	11,410	—	28,878
Special charges	—	—	—	—	—	—
Income (loss) from operations	—	305	1,057	2,099	—	3,461
Other income (expense)	—	(332)	(10)	20	—	(322)
Earnings (loss) before interest and income taxes	—	(27)	1,047	2,119	—	3,139
Interest expense	—	5,773	—	1,928	—	7,701
Income (loss) before income taxes	—	(5,800)	1,047	191	—	(4,562)
Provision (benefit) for income taxes	—	(1,035)	24	(167)	—	(1,178)
Net income (loss)	—	(4,765)	1,023	358	—	(3,384)
Equity in net income (loss) of subsidiaries	(3,384)	1,381	—	—	2,003	—
Net income (loss)	$(3,384)	$(3,384)	$1,023	$358	$2,003	$(3,384)

Comprehensive income (loss)	$(2,485)	$(2,485)	$1,160	$164	$1,161	$(2,485)

	Three months ended March 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$86,930	$18,360	$89,379	$(11,193)	$183,476
Freight billed to customers	—	99	234	419	—	752
Total revenues	—	87,029	18,594	89,798	(11,193)	184,228
Cost of sales	—	62,600	14,360	76,229	(11,193)	141,996
Gross profit	—	24,429	4,234	13,569	—	42,232
Selling, general and administrative expenses	—	15,057	2,669	8,671	—	26,397
Special charges	—	4,314	—	—	—	4,314
Income (loss) from operations	—	5,058	1,565	4,898	—	11,521
Other income (expense)	—	(1)	(9)	(425)	—	(435)
Earnings (loss) before interest and income taxes	—	5,057	1,556	4,473	—	11,086
Interest expense	—	6,420	—	2,015	—	8,435
Income (loss) before income taxes	—	(1,363)	1,556	2,458	—	2,651
Provision (benefit) for income taxes	—	(819)	2	1,479	—	662
Net income (loss)	—	(544)	1,554	979	—	1,989
Equity in net income (loss) of subsidiaries	1,989	2,533	—	—	(4,522)	—
Net income (loss)	$1,989	$1,989	$1,554	$979	$(4,522)	$1,989

Comprehensive income (loss)	$2,780	$2,780	$1,696	$(1,552)	$(2,924)	$2,780

Libbey Inc.
Condensed Consolidating Balance Sheet

	March 31, 2014 (unaudited)
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$8,300	$40	$16,133	$—	$24,473
Accounts receivable — net	—	32,658	5,944	48,444	—	87,046
Inventories — net	—	58,314	22,636	93,229	—	174,179
Other current assets	—	25,444	4,278	23,272	(21,095)	31,899
Total current assets	—	124,716	32,898	181,078	(21,095)	317,597
Other non-current assets	—	37,192	1,379	15,051	(607)	53,015
Investments in and advances to subsidiaries	129,666	314,506	199,079	(48,583)	(594,668)	—
Goodwill and purchased intangible assets — net	—	27,423	12,347	146,660	—	186,430
Total other assets	129,666	379,121	212,805	113,128	(595,275)	239,445
Property, plant and equipment — net	—	67,758	266	196,594	—	264,618
Total assets	$129,666	$571,595	$245,969	$490,800	$(616,370)	$821,660

Accounts payable	$—	$14,458	$2,444	$57,197	$—	$74,099
Accrued and other current liabilities	—	49,633	27,076	27,644	(21,095)	83,258
Notes payable and long-term debt due within one year	—	239	—	5,112	—	5,351
Total current liabilities	—	64,330	29,520	89,953	(21,095)	162,708
Long-term debt	—	404,420	—	2,388	—	406,808
Other long-term liabilities	—	64,542	8,036	50,507	(607)	122,478
Total liabilities	—	533,292	37,556	142,848	(21,702)	691,994
Total shareholders’ equity	129,666	38,303	208,413	347,952	(594,668)	129,666
Total liabilities and shareholders’ equity	$129,666	$571,595	$245,969	$490,800	$(616,370)	$821,660

Libbey Inc.
Condensed Consolidating Balance Sheet

	December 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and equivalents	$—	$22,070	$62	$20,076	$—	$42,208
Accounts receivable — net	—	41,193	4,562	48,794	—	94,549
Inventories — net	—	51,571	22,907	88,643	—	163,121
Other current assets	—	23,183	3,999	18,751	(21,095)	24,838
Total current assets	—	138,017	31,530	176,264	(21,095)	324,716
Other non-current assets	—	38,661	1,379	13,475	(607)	52,908
Investments in and advances to subsidiaries	130,809	304,266	199,573	(41,361)	(593,287)	—
Goodwill and purchased intangible assets — net	—	27,423	12,347	146,934	—	186,704
Total other assets	130,809	370,350	213,299	119,048	(593,894)	239,612
Property, plant and equipment — net	—	67,836	278	197,548	—	265,662
Total assets	$130,809	$576,203	$245,107	$492,860	$(614,989)	$829,990

Accounts payable	$—	$16,086	$3,404	$60,130	$—	$79,620
Accrued and other current liabilities	—	50,292	26,243	27,674	(21,095)	83,114
Notes payable and long-term debt due within one year	—	235	—	5,156	—	5,391
Total current liabilities	—	66,613	29,647	92,960	(21,095)	168,125
Long-term debt	—	404,122	—	2,390	—	406,512
Other long-term liabilities	—	67,225	8,205	49,721	(607)	124,544
Total liabilities	—	537,960	37,852	145,071	(21,702)	699,181
Total shareholders’ equity	130,809	38,243	207,255	347,789	(593,287)	130,809
Total liabilities and shareholders’ equity	$130,809	$576,203	$245,107	$492,860	$(614,989)	$829,990

Libbey Inc.
Condensed Consolidating Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2014
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,384)	$(3,384)	$1,023	$358	$2,003	$(3,384)
Depreciation and amortization	—	3,199	11	7,466	—	10,676
Other operating activities	3,384	(15,119)	(1,056)	(4,867)	(2,003)	(19,661)
Net cash provided by (used in) operating activities	—	(15,304)	(22)	2,957	—	(12,369)
Additions to property, plant & equipment	—	(3,098)	—	(6,803)	—	(9,901)
Other investing activities	—	4,346	—	4	—	4,350
Net cash (used in) investing activities	—	1,248	—	(6,799)	—	(5,551)
Net borrowings (repayments)	—	(50)	—	—	—	(50)
Other financing activities	—	336	—	—	—	336
Net cash provided by (used in) financing activities	—	286	—	—	—	286
Exchange effect on cash	—	—	—	(101)	—	(101)
Increase (decrease) in cash	—	(13,770)	(22)	(3,943)	—	(17,735)
Cash at beginning of period	—	22,070	62	20,076	—	42,208
Cash at end of period	$—	$8,300	$40	$16,133	$—	$24,473

	Three months ended March 31, 2013
(dollars in thousands)	Libbey Inc. (Parent)	Libbey Glass (Issuer)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,989	$1,989	$1,554	$979	$(4,522)	$1,989
Depreciation and amortization	—	4,114	17	6,643	—	10,774
Other operating activities	(1,989)	(19,007)	(1,548)	(7,421)	4,522	(25,443)
Net cash provided by (used in) operating activities	—	(12,904)	23	201	—	(12,680)
Additions to property, plant & equipment	—	(2,004)	—	(6,878)	—	(8,882)
Other investing activities	—	1	—	3	—	4
Net cash (used in) investing activities	—	(2,003)	—	(6,875)	—	(8,878)
Net borrowings (repayments)	—	(54)	—	(5)	—	(59)
Other financing activities	—	537	—	—	—	537
Net cash provided by (used in) financing activities	—	483	—	(5)	—	478
Exchange effect on cash	—	—	—	(179)	—	(179)
Increase (decrease) in cash	—	(14,424)	23	(6,858)	—	(21,259)
Cash at beginning of period	—	43,558	70	23,580	—	67,208
Cash at end of period	$—	$29,134	$93	$16,722	$—	$45,949

12.	Segments

Our reporting segments align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we report financial results for the Americas; Europe, the Middle East and Africa (EMEA); U.S. Sourcing and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

	Three months ended March 31,
(dollars in thousands)	2014	2013
Net Sales:
Americas	$121,925	$123,535
EMEA	34,398	34,242
U.S. Sourcing	17,734	17,484
Other	7,524	8,215
Consolidated	$181,581	$183,476

Segment EBIT:
Americas	$14,989	$18,802
EMEA	253	(1,362)
U.S. Sourcing	868	1,541
Other	445	2,285
Total Segment EBIT	$16,555	$21,266

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$16,555	$21,266
Retained corporate costs	(7,125)	(5,300)
Furnace malfunction	(5,306)	—
Restructuring charges (note 5)	(985)	(4,880)
Interest expense	(7,701)	(8,435)
Income taxes	1,178	(662)
Net income (loss)	$(3,384)	$1,989

Depreciation & Amortization:
Americas	$5,959	$6,528
EMEA	2,626	2,486
U.S. Sourcing	7	9
Other	1,644	1,374
Corporate	440	377
Consolidated	$10,676	$10,774

Capital Expenditures:
Americas	$7,132	$6,875
EMEA	1,561	1,296
U.S. Sourcing	—	—
Other	572	335
Corporate	636	376
Consolidated	$9,901	$8,882

13.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$578	$—	$578	$—	$413	$—	$413
Currency contracts	—	—	—	—	—	—	—	—
Interest rate agreement	—	(1,644)	—	(1,644)	—	(2,073)	—	(2,073)
Net derivative asset (liability)	$—	$(1,066)	$—	$(1,066)	$—	$(1,660)	$—	$(1,660)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	March 31, 2014	December 31, 2013
Prepaid and other current assets	$573	$394
Other assets	5	19
Derivative liability	(1,644)	—
Other long-term liabilities	—	(2,073)
Net derivative asset (liability)	$(1,066)	$(1,660)

14.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2014	2013
Gain (loss) on currency translation	$(275)	$(283)
Hedge ineffectiveness	70	(222)
Other non-operating income (expense)	(117)	70
Other income (expense)	$(322)	$(435)

15.	Contingencies

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

On October 30, 2009, the United States Environmental Protection Agency ("U.S. EPA") designated Syracuse China Company ("Syracuse China"), our wholly-owned subsidiary, as one of eight PRPs with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site located near the ceramic dinnerware manufacturing facility that Syracuse China operated from 1995 to 2009 in Syracuse, New York. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of the Lower Ley Creek sub-site.

Although U.S. EPA has completed its Remedial Investigation (RI), U.S. EPA has not yet issued a Feasibility Study (FS), Risk Assessment (RA) or Proposed Remedial Action Plan (PRAP) with respect to the Lower Ley Creek sub-site. Accordingly, the nature of any plan of remediation, and the costs of any such plan of remediation, are not yet known. Additionally, it is not yet known whether amounts previously recovered by U.S. EPA are adequate to cover the costs associated with any such plan of remediation, nor is it known how any excess costs may be allocated among the PRPs.

Depending on the results of the FS, RA and PRAP, it is reasonably possible that Syracuse China may be required to record a liability related to remediation costs at the Ley Creek sub-site. As of March 31, 2014, the possible loss or range of loss is not reasonably estimable. To the extent that Syracuse China may have liability with respect to this sub-site and to the extent that the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claim for indemnification under the Asset Purchase Agreement. Although we cannot predict the ultimate impact of this proceeding, we believe that the outcome will not have a material impact on our financial condition, results of operations or liquidity.

Insurance claim

We currently have an open insurance claim related to a 2013 furnace malfunction at our manufacturing facility in Toledo, Ohio. At December 31, 2013, partial insurance proceeds of $5.0 million were recognized in accounts receivable. Cash was received in the first quarter of 2014 with $4.3 million recorded as an investing activity and $0.7 million recorded as cash from operations on the Condensed Consolidated Statements of Cash Flows. The insurance claim is still ongoing and the amount of any future recovery is uncertain at this time.

16.	Subsequent Events

On April 9, 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•
the issuance of $440.0 million in aggregate principal amount of the Senior Secured Term Loan B facility of Libbey Glass due 2021, which bears an interest rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent at commencement; and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

Libbey Glass used the proceeds of the Senior Secured Term Loan B facility, together with cash on hand and borrowings under the ABL Facility, to repurchase $360.0 million of the Senior Secured Notes, redeem the remaining $45.0 million of the Senior Secured Notes, and pay certain related fees and expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

During the first quarter of 2014, we continued to operate in a fragile and challenged world marketplace. The pressures on retailers, restaurants and consumer durables companies experienced in 2013 around the globe continued in 2014. The U.S. experienced the negative effects of more severe winter weather in the first quarter of 2014 as compared to that of the first quarter of 2013. The severe winter weather not only impacted our sales within the U.S. by $2.7 million, but it also impacted our U.S. production facilities. For example, on several occasions the severe weather prevented workers from traveling and we could not adequately staff our Toledo facility for full production on those days. U.S. consumer sentiment remains low and major foodservice indices indicate continued softness in restaurant traffic for the first quarter of 2014. The significant fiscal reform that was adopted in Mexico in late 2013 is continuing in the first quarter of 2014 to reduce consumer confidence, which drives a sizable portion of the Mexican economy. The European economy is slowly improving, but the geopolitical situation between Europe and Russia continues to worsen, causing the European economy to be uneven. The rate of economic growth within the consumer segment in China continues to be weak. Specifically affecting our business is the very tight credit environment and Chinese government crack down on consumption and entertaining referred to collectively as the "Eight Regulations." As a result of the combination of these factors, our consolidated net sales were down 1.0 percent for the first quarter as compared to the first quarter of 2013.

Adjusted EBITDA for the first quarter of 2014 was $20.1 million, a reduction from $26.2 million in the prior year period. The decline was primarily attributable to higher input costs for natural gas, packaging and electricity of $4.0 million, weather related factors of $1.3 million, and negative currency effects of $2.0 million primarily in Mexico, partially offset by savings of $0.9 million from the recently completed North American capacity realignment.

We continue to evaluate our balance sheet and debt structure. On April 9, 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•
the issuance of $440.0 million in aggregate principal amount of the Senior Secured Term Loan B facility of Libbey Glass due 2021, which bears an interest rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent at commencement; and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

Libbey Glass used the proceeds of the Senior Secured Term Loan B facility, together with cash on hand and borrowings under the ABL Facility, to repurchase $360.0 million of the Senior Secured Notes, redeem the remaining $45.0 million of the Senior Secured Notes, and pay certain related fees and expenses. Based on current LIBOR rates, the Senior Secured Term Loan B facility is expected to generate annual interest expense savings in excess of $10.0 million.

Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

Americas—includes worldwide sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

U.S. Sourcing—includes U.S. sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2014	2013
Net sales	$181,581	$183,476
Gross profit (2)	$32,339	$42,232
Gross profit margin	17.8%	23.0%
Income from operations (IFO) (2)(3)	$3,461	$11,521
IFO margin	1.9%	6.3%
Earnings before interest and income taxes(EBIT)(1)(2)(3)	$3,139	$11,086
EBIT margin	1.7%	6.0%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$13,815	$21,860
EBITDA margin	7.6%	11.9%
Adjusted EBITDA(1)	$20,106	$26,174
Adjusted EBITDA margin	11.1%	14.3%
Net income (loss)(2)(3)	$(3,384)	$1,989
Net income (loss) margin	(1.9)%	1.1%
Diluted net income (loss) per share	$(0.16)	$0.09
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of First Quarter 2014 Compared to First Quarter 2013 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three months ended March 31, 2014 includes $5.3 million for the loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction; and $1.0 million of charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. The three months ended March 31, 2013 includes $0.6 million of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. (See note 5 to the Condensed Consolidated Financial Statements.)

(3)
In addition to item (2) above, the three month period ended March 31, 2013 includes $4.3 million in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. (See note 5 to the Condensed Consolidated Financial Statements.)

Discussion of First Quarter 2014 Compared to First Quarter 2013
Net Sales
For the quarter ended March 31, 2014, net sales decreased 1.0 percent to $181.6 million, compared to $183.5 million in the year-ago quarter. When adjusted for currency impact, net sales were down 1.2 percent. The decrease in net sales was attributable to decreased sales of $2.3 million in the Americas and Other, partially offset by the increased net sales in U.S. Sourcing and EMEA.

	Three months ended March 31,
(dollars in thousands)	2014	2013
Americas	$121,925	$123,535
EMEA	34,398	34,242
U.S. Sourcing	17,734	17,484
Other	7,524	8,215
Consolidated	$181,581	$183,476

Net Sales — Americas

Net sales in the Americas were $121.9 million, compared to $123.5 million in the first quarter of 2013, a decrease of 1.3 percent (a decrease of 0.4 percent excluding currency fluctuation). The primary contributor was a 8.1 percent decrease in sales within our retail channel of distribution. Our retail channel was impacted by our decision to exit the sale of certain low margin items as we reconfigured our Americas manufacturing footprint, a loss of share on very price competitive items, the severe winter weather in much of the U.S., softness in consumer spending and reduced retail traffic. Net sales in our business-to-business channel grew 8.2 percent, as compared to the prior year quarter, due to increased volume while the foodservice channel sales were relatively flat over the comparative prior year quarter. In aggregate the severe winter weather in the U.S. and Canada during the quarter reduced sales by $2.0 million with over half of the impact in the food service channel.

Net Sales — EMEA

Net sales in EMEA were $34.4 million, compared to $34.2 million in the first quarter of 2013, an increase of 0.5 percent (a decrease of 3.1 percent excluding currency fluctuation). The primary contributors to the increased net sales were the favorable currency impact and a sales increase in the foodservice channel of 19.3 percent, offset by retail and business-to-business channel declines of 3.4 percent and 2.3 percent, respectively.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $17.7 million, compared to $17.5 million in the first quarter of 2013, an increase of 1.4 percent. The increase in sales resulted from increased shipments in our foodservice channel. Sales in this segment were reduced by $0.7 million due to the severe winter weather experienced during the quarter.

Gross Profit

Gross profit decreased to $32.3 million in the first quarter of 2014, compared to $42.2 million in the prior year quarter. Gross profit as a percentage of net sales decreased to 17.8 percent in the first quarter of 2014, compared to 23.0 percent in the prior year period. The primary drivers of the $9.9 million decline in gross profit were the unfavorable impact of the severe winter weather of $1.3 million, higher input costs for natural gas, packaging and electricity of $4.0 million, the loss of production related to the furnace malfunction at our Toledo, Ohio, manufacturing facility of $5.3 million and an unfavorable currency impact of $1.9 million. Partially offsetting these factors was a net increase in production activity of $3.2 million compared to the first quarter of 2013, when a significant furnace rebuild resulted in a reduction in capacity utilization.

Income From Operations

Income from operations for the quarter ended March 31, 2014 decreased $8.1 million, to $3.5 million, compared to $11.5 million in the prior year quarter. Income from operations as a percentage of net sales was 1.9 percent for the quarter ended March 31, 2014, compared to 6.3 percent in the prior year quarter. The decrease in income from operations is the result of the decrease in gross profit (discussed above) and an increase in selling, general and administrative expense of $2.5 million, which is primarily the result of a $1.0 million increase in labor and benefits, including added sales and marketing professionals, and a

$0.7 million increase in legal and professional fees. Partially offsetting these factors was the favorable impact in the first quarter of 2014 of a reduction in special charges compared to the prior-year quarter, when we recorded $4.3 million of special charges related to the discontinuation of production of certain glassware in North America and the reduction of manufacturing capacity at our Shreveport, Louisiana, manufacturing facility.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended March 31, 2014 decreased by $7.9 million, to $3.1 million from $11.1 million in the first quarter of 2013. EBIT as a percentage of net sales decreased to 1.7 percent in the first quarter of 2014, compared to 6.0 percent in the prior year quarter. The decrease in EBIT is primarily the result of the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes the change in Segment EBIT(1) by reportable segments:

	Three months ended March 31,
(dollars in thousands)	Americas	EMEA	U.S. Sourcing
Segment EBIT, March 31, 2013	$18,802	$(1,362)	$1,541
Sales, excluding currency	(1,540)	543	(252)
Manufacturing and distribution	9	1,245	(257)
Selling, general, administrative and other income/expense	(120)	(299)	(164)
Effects of changing foreign currency rates	(2,162)	126	—
Segment EBIT, March 31, 2014	$14,989	$253	$868
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

Segment EBIT — Americas

Segment EBIT decreased to $15.0 million in the first quarter of 2014, compared to $18.8 million in the first quarter of 2013. Segment EBIT as a percentage of net sales for the Americas decreased to 12.3 percent in the first quarter of 2014, compared to 15.2 percent in the prior year period. The primary drivers of the $3.8 million decline in Segment EBIT were the unfavorable impact of the severe winter weather of $1.1 million; higher input costs for natural gas, packaging and electricity of $3.5 million; and an unfavorable currency impact of $2.2 million. These unfavorable items were partially offset by the realization of savings of $0.9 million from the recently completed North American capacity realignment. We also realized a net $2.0 million from increased production activity due to a significant furnace rebuild during the first quarter of 2013 partially offset by some production inefficiencies.

Segment EBIT — EMEA

Segment EBIT increased to $0.3 million in the first quarter of 2014, compared to $(1.4) million in the first quarter of 2013. Segment EBIT as a percentage of net sales for EMEA increased to 0.7 percent in the first quarter of 2014, compared to (4.0) percent in the prior-year period. The primary driver of the $1.6 million increase in Segment EBIT was increased production activity net of volume-related production costs of $2.0 million. This favorable item was partially offset by increased selling, general, administrative and other income (expense) of $0.3 million primarily resulting from higher labor and benefit expenses.

Segment EBIT — U.S. Sourcing

Segment EBIT decreased to $0.9 million in the first quarter of 2014, compared to $1.5 million in the first quarter of 2013. Segment EBIT as a percentage of net sales for U.S. Sourcing decreased to 4.9 percent in the first quarter of 2014, compared to 8.8 percent in the prior-year period. The primary drivers of the $0.7 million decrease in Segment EBIT were an unfavorable sales impact of $0.3 million, primarily the result of the severe winter weather experienced in the first quarter of 2014, and $0.2 million in increased freight and input costs.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $8.0 million in the first quarter 2014, to $13.8 million, compared to $21.9 million in the year-ago quarter. As a percentage of net sales, EBITDA decreased to 7.6 percent in the first quarter of 2014, from 11.9 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA decreased by $6.1 million in the first quarter of 2014, to $20.1 million, compared to $26.2 million in the first quarter of 2013. As a percentage of net sales, Adjusted EBITDA was 11.1 percent for the first quarter of 2014, compared to 14.3 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below, in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(dollars in thousands)	2014	2013
Net income (loss)	$(3,384)	$1,989
Add: Interest expense	7,701	8,435
Add: Provision (benefit) for income taxes	(1,178)	662
Earnings before interest and income taxes (EBIT)	3,139	11,086
Add: Depreciation and amortization	10,676	10,774
Earnings before interest, taxes, deprecation and amortization (EBITDA)	13,815	21,860
Add: Special items before interest and taxes:
Furnace malfunction (see note 15) (1)	5,306	—
Restructuring charges (see note 5) (2)	985	4,880
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	—	(566)
Adjusted EBITDA	$20,106	$26,174
__________________________________

(1)	Furnace malfunction relates to loss of production at our Toledo, Ohio, manufacturing facility.

(2)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

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

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net loss of $(3.4) million, or $(0.16) per diluted share, in the first quarter of 2014, compared to net income of $2.0 million, or $0.09 per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was (1.9) percent in the first quarter of 2014, compared to 1.1 percent in the year-ago quarter. The decrease in net income and diluted net income per share is due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above, partially offset by a $1.8 million decrease in the provision for income taxes and a $0.7 million reduction in interest expense. The decrease in interest expense is primarily driven by lower debt levels. The effective tax rate was 25.8 percent for the first quarter of 2014, compared to 25.0 percent in the year-ago quarter. The effective tax rate was influenced by jurisdictions with recorded valuation allowances, application of intraperiod tax allocation rules, and changes in the mix of earnings in countries with differing statutory tax rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2014, we had no borrowings under our ABL Facility and we had $6.2 million in letters of credit issued under that facility. As a result, we had $75.5 million of unused availability remaining under the ABL Facility at March 31, 2014. In addition, we had $24.5 million of cash on hand at March 31, 2014, compared to $42.2 million of cash on hand at December 31, 2013. Of our total cash on hand at March 31, 2014 and December 31, 2013, $16.1 million and $20.1 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.

On April 9, 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•
the issuance of $440.0 million in aggregate principal amount of the Senior Secured Term Loan B facility of Libbey Glass due 2021, which bears an interest rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent at commencement; and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

Libbey Glass used the proceeds of the Senior Secured Term Loan B facility, together with cash on hand and borrowings under the ABL Facility to repurchase $360.0 million of the Senior Secured Notes, redeem the remaining $45.0 million of the Senior Secured Notes, and pay certain related fees and expenses.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2014	December 31, 2013
Accounts receivable — net	$87,046	$94,549
Less: Receivable on furnace malfunction insurance claim	—	5,000
Accounts receivable — net, excluding receivable on insurance claim	$87,046	$89,549
DSO (1)	38.9	39.9
Inventories — net	$174,179	$163,121
DIO (2)	77.8	72.7
Accounts payable	$74,099	$79,620
DPO (3)	33.1	35.5
Working capital (4)	$187,126	$173,050
DWC (5)	83.6	77.1
Percentage of net sales	22.9%	21.1%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $187.1 million at March 31, 2014, an increase of $14.1 million from December 31, 2013. Our working capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality. As a result of the factors above, working capital as a percentage of the last twelve-month net sales increased to 22.9 percent at March 31, 2014 from 21.1 percent at December 31, 2013, and was lower compared to the 23.9 percent for the period ended March 31, 2013.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2014	December 31, 2013
Borrowings under ABL Facility	floating		May 18, 2017	$—	$—
Senior Secured Notes	6.875%	(1)	May 15, 2020	405,000	405,000
Promissory Note	6.00%		April, 2014 to September, 2016	624	681
RMB Working Capital Loan	floating		September, 2014	5,112	5,157
AICEP Loan	0.00%		January, 2016 to July 30, 2018	2,388	2,389
Total borrowings				413,124	413,227
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				(965)	(1,324)
Total borrowings — net (2)				$412,159	$411,903
____________________________________

(1)	See “Derivatives” below and notes 4 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $413.1 million and $413.2 million at March 31, 2014 and December 31, 2013, respectively.

Of our total borrowings, $50.1 million, or approximately 12.1 percent, was subject to variable interest rates at March 31, 2014. A change of one percentage point in such rates would result in a change in interest expense of approximately $0.5 million on an annual basis.

Included in interest expense is the amortization of financing fees. These items amounted to $0.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended March 31,
(dollars in thousands)	2014	2013
Net cash provided by (used in) operating activities	$(12,369)	$(12,680)
Capital expenditures	(9,901)	(8,882)
Proceeds from furnace malfunction insurance recovery	4,346	—
Proceeds from asset sales and other	4	4
Free Cash Flow (1)	$(17,920)	$(21,558)
________________________________________

(1)
We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from furnace malfunction insurance recovery and proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

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

Discussion of First Quarter 2014 vs. First Quarter 2013 Cash Flow

Our net cash used in operating activities was ($12.4) million in the first quarter of 2014, compared to ($12.7) million in the first quarter of 2013, an improvement of $0.3 million. Favorably impacting cash flow from operations was the impact from working capital of $11.0 million (accounts receivable, inventories, and accounts payable). Partially offsetting this favorable item were lower net income of $5.4 million, unfavorable changes in prepaid expenses and non-wage related accruals of $2.3 million and $2.4 million, respectively, and increased pension and non-pension postretirement payments of $0.5 million.

Our net cash used in investing activities was ($5.6) million and ($8.9) million in the first quarter of 2014 and 2013, respectively, primarily representing capital expenditures and for 2014 capital expenditures are partially offset by receipt of proceeds from the furnace malfunction insurance recovery.

Net cash provided by financing activities was $0.3 million in the first quarter of 2014, compared to $0.5 million in the year-ago quarter. Contributing to the reduction in net cash provided by financing activities is a decrease in the stock options exercised of $(0.2) million.

Our Free Cash Flow was ($17.9) million during the first quarter of 2014, compared to ($21.6) million in the year-ago quarter, an improvement of $3.6 million. The primary contributors to this change were the favorable cash flow impact in the current period of $0.3 million and $3.3 million from operating and investing activities, respectively, as discussed above.

Derivatives

In 2012, we entered into an Interest Rate Agreement (Rate Agreement) with a notional amount of $45.0 million that is to mature in 2020. The Rate Agreement was executed in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Prior to May 15, 2015, but not more than once in any twelve-month period, the counterparty may call up to 10 percent of the Rate Agreement at a call price of 103 percent. The Rate Agreement is callable at the counterparty’s option, in whole or in part, at any time on or after May 15, 2015 at set call premiums. As of July 1, 2013, we de-designated 10 percent of the Rate Agreement representing $4.5 million in order to keep the designated notional amount of the Rate Agreement in alignment with 10 percent of our Senior Secured Notes. The variable interest rate for our borrowings related to the Rate Agreement at March 31, 2014, excluding applicable fees, is 5.5 percent. This Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 6.875 percent per year through May 15, 2020. If the counterparty to this Rate Agreement were to fail to perform, this Rate Agreement would no longer afford us a variable rate. However, we do not anticipate non-performance by the counterparty. The interest rate swap counterparty was rated A+, as of March 31, 2014, by Standard and Poor’s.

The fair market value for the Rate Agreement at March 31, 2014 and December 31, 2013, was a $1.6 million liability and a $2.1 million liability, respectively. The fair market value of the Rate Agreement is based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2014, we had commodity futures contracts for 1,470,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.6 million asset. We have hedged a portion of our forecasted transactions through June 2015. At December 31, 2013, we had commodity futures contracts for 1,520,000 million BTUs of natural gas with a fair market value of a $0.4 million asset. The counterparties for these derivatives were rated BBB+ or better as of March 31, 2014, by Standard & Poor’s.

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

Interest Rates

We have an Interest Rate Agreement (Rate Agreement) with respect to $45.0 million of debt in order to convert a portion of the Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. The interest rate for our borrowings related to the Rate Agreement at March 31, 2014 is 5.5 percent per year. The Rate Agreement expires on May 15, 2020. Total remaining Senior Secured Notes not covered by the Rate Agreement have a fixed interest rate of 6.875 percent. If the counterparty to the Rate Agreement were to fail to perform, the Rate Agreement would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of March 31, 2014 by Standard and Poor’s.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of March 31, 2014.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2014	—	—	—	1,000,000
February 1 to February 28, 2014	—	—	—	1,000,000
March 1 to March 31, 2014	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the three months ended March 31, 2014. Our ABL Facility and the indentures governing the Senior Secured Notes significantly restrict our ability to repurchase additional shares.

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

4.7
Amendment No. 5 to Amended and Restated Credit Agreement dated as of April 9, 2014 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.1 to Libbey Inc.'s Current Report on Form 8-K filed on April 9, 2014 and incorporated herein by reference).

4.8
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

4.10
Intercreditor Agreement, dated May 18, 2012, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. listed as guarantors (filed as Exhibit 4.5 to Libbey Inc.’s Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

S-K Item 601 No.	Document
4.11
Term Loan B Credit Facility, dated April 9, 2014, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. (filed as Exhibit 4.2 to Libbey Inc.’s Current Report on Form 8-K filed on April 9, 2014 and incorporated herein by reference).

4.12
Intercreditor Agreement, dated April 9, 2014, among Libbey Glass Inc., Libbey Inc., and the domestic subsidiaries of Libbey Glass Inc. (filed as Exhibit 4.3 to Libbey Inc.’s Current Report on Form 8-K filed on April 9, 2014 and incorporated herein by reference).

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

10.9
Guaranty Agreement, dated June 16, 2006, executed by Libbey Inc. in favor of Vitro, S.A. de C.V. (filed as exhibit 10.3 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.10
Libbey Inc. Amended and Restated Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.61 to Libbey Glass Inc.’s Registration Statement on Form S-4; File No. 333-139358).

10.11	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.12	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.13
Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.14
Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.15
Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

S-K Item 601 No.
Document
10.16
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

10.18
Employment Agreement dated as of June 22, 2011 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.30 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.19
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Kenneth A. Boerger, Daniel P. Ibele and Timothy T. Paige).

10.20
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to Susan A. Kovach).

10.21
Form of Indemnity Agreement dated as of February 7, 2012 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.25 to Libbey Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.22
Form of Change in Control Agreement dated as of August 1, 2012 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference) (as to Sherry Buck).

10.23	Executive Severance Compensation Policy dated as of August 1, 2012 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference).

10.24	CEO Retention Award Agreement dated as of December 16, 2013 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on December 18, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	May 9, 2014	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer