Form 10-Q
period 2014-06-30
LIBBEY INC
filed 2014-08-08
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Common Stock, $.01 par value 21,615,953 shares at July 31, 2014.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2014	2013
Net sales	$223,536	$209,904
Freight billed to customers	893	771
Total revenues	224,429	210,675
Cost of sales	164,162	153,213
Gross profit	60,267	57,462
Selling, general and administrative expenses	30,726	29,635
Special charges	—	(85)
Income from operations	29,541	27,912
Loss on redemption of debt	(47,191)	(2,518)
Other income (expense)	322	51
Earnings (loss) before interest and income taxes	(17,328)	25,445
Interest expense	5,486	8,126
Income (loss) before income taxes	(22,814)	17,319
Provision for income taxes	2,354	4,883
Net income (loss)	$(25,168)	$12,436

Net income (loss) per share:
Basic	$(1.16)	$0.58
Diluted	$(1.16)	$0.57
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Net sales	$405,117	$393,380
Freight billed to customers	1,707	1,523
Total revenues	406,824	394,903
Cost of sales	314,218	295,209
Gross profit	92,606	99,694
Selling, general and administrative expenses	59,604	56,032
Special charges	—	4,229
Income from operations	33,002	39,433
Loss on redemption of debt	(47,191)	(2,518)
Other income (expense)	—	(384)
Earnings (loss) before interest and income taxes	(14,189)	36,531
Interest expense	13,187	16,561
Income (loss) before income taxes	(27,376)	19,970
Provision for income taxes	1,176	5,545
Net income (loss)	$(28,552)	$14,425

Net income (loss) per share:
Basic	$(1.32)	$0.68
Diluted	$(1.32)	$0.66
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(25,168)	$12,436	$(28,552)	$14,425

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	2,084	6,412	3,433	9,083
Change in fair value of derivative instruments, net of tax	(412)	(509)	(274)	536
Foreign currency translation adjustments	(785)	2,335	(1,373)	(590)
Other comprehensive income, net of tax	887	8,238	1,786	9,029

Comprehensive income (loss)	$(24,281)	$20,674	$(26,766)	$23,454
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$23,209	$42,208
Accounts receivable — net	106,345	94,549
Inventories — net	182,100	163,121
Prepaid and other current assets	34,920	24,838
Total current assets	346,574	324,716
Pension asset	34,481	33,615
Purchased intangible assets — net	18,751	19,325
Goodwill	167,379	167,379
Deferred income taxes	5,761	5,759
Other assets	10,968	13,534
Total other assets	237,340	239,612
Property, plant and equipment — net	265,790	265,662
Total assets	$849,704	$829,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$80,546	$79,620
Salaries and wages	27,326	32,403
Accrued liabilities	48,415	41,418
Accrued income taxes	—	1,374
Pension liability (current portion)	3,135	3,161
Non-pension postretirement benefits (current portion)	4,758	4,758
Long-term debt due within one year	9,761	5,391
Total current liabilities	173,941	168,125
Long-term debt	446,179	406,512
Pension liability	39,083	40,033
Non-pension postretirement benefits	58,849	59,065
Deferred income taxes	11,656	11,672
Other long-term liabilities	11,739	13,774
Total liabilities	741,447	699,181

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,558,786 shares issued in 2014 (21,316,480 shares issued in 2013)	216	213
Capital in excess of par value	327,578	323,367
Retained deficit	(148,163)	(119,611)
Accumulated other comprehensive loss	(71,374)	(73,160)
Total shareholders’ equity	108,257	130,809
Total liabilities and shareholders’ equity	$849,704	$829,990

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$(25,168)	$12,436
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,592	11,623
(Gain) loss on asset sales and disposals	17	31
Change in accounts receivable	(19,481)	(4,836)
Change in inventories	(8,168)	(7,857)
Change in accounts payable	6,667	1,428
Accrued interest and amortization of discounts and finance fees	(5,911)	(7,521)
Call premium on senior notes	37,348	1,350
Write-off of finance fees on senior notes	9,086	1,168
Pension & non-pension postretirement benefits	1,397	1,504
Restructuring	(46)	(659)
Accrued liabilities & prepaid expenses	4,647	(793)
Income taxes	(770)	(2,553)
Share-based compensation expense	1,634	1,485
Other operating activities	(1,491)	2,579
Net cash provided by (used in) operating activities	10,353	9,385

Investing activities:
Additions to property, plant and equipment	(11,934)	(10,889)
Proceeds from asset sales and other	—	4
Net cash used in investing activities	(11,934)	(10,885)

Financing activities:
Borrowings on ABL credit facility	21,300	30,400
Repayments on ABL credit facility	(14,300)	(20,600)
Other repayments	(65)	(55)
Other borrowings	1,964	—
Payments on 6.875% senior notes	(405,000)	(45,000)
Proceeds from Term Loan B	438,900	—
Call premium on senior notes	(37,348)	(1,350)
Stock options exercised	1,786	2,511
Debt issuance costs and other	(6,868)	—
Net cash provided by (used in) financing activities	369	(34,094)

Effect of exchange rate fluctuations on cash	(52)	189
Increase (decrease) in cash	(1,264)	(35,405)

Cash at beginning of period	24,473	45,949
Cash at end of period	$23,209	$10,544

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$11,483	$15,560
Cash paid during the period for income taxes	$1,477	$5,931
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$(28,552)	$14,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,268	22,397
(Gain) loss on asset sales and disposals	13	33
Change in accounts receivable	(16,399)	(10,879)
Change in inventories	(19,363)	(18,492)
Change in accounts payable	1,352	(6,317)
Accrued interest and amortization of discounts and finance fees	1,345	610
Call premium on senior notes	37,348	1,350
Write-off of finance fees on senior notes	9,086	1,168
Pension & non-pension postretirement benefits	2,769	5,204
Restructuring	(289)	3,655
Accrued liabilities & prepaid expenses	(7,722)	(16,585)
Income taxes	(3,923)	(4,179)
Share-based compensation expense	2,637	2,309
Other operating activities	(1,586)	2,006
Net cash provided by (used in) operating activities	(2,016)	(3,295)

Investing activities:
Additions to property, plant and equipment	(21,835)	(19,771)
Proceeds from furnace malfunction insurance recovery	4,346	—
Proceeds from asset sales and other	4	8
Net cash used in investing activities	(17,485)	(19,763)

Financing activities:
Borrowings on ABL credit facility	21,300	30,400
Repayments on ABL credit facility	(14,300)	(20,600)
Other repayments	(115)	(114)
Other borrowings	1,964	—
Payments on 6.875% senior notes	(405,000)	(45,000)
Proceeds from Term Loan B	438,900	—
Call premium on senior notes	(37,348)	(1,350)
Stock options exercised	2,122	3,048
Debt issuance costs and other	(6,868)	—
Net cash provided by (used in) financing activities	655	(33,616)

Effect of exchange rate fluctuations on cash	(153)	10
Increase (decrease) in cash	(18,999)	(56,664)

Cash at beginning of period	42,208	67,208
Cash at end of period	$23,209	$10,544

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$11,667	$15,848
Cash paid during the period for income taxes	$3,293	$7,815
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$1,634	$1,485	$2,637	$2,309

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. We are currently assessing the impact that this standard will have on our condensed consolidated financial statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2014	December 31, 2013
Accounts receivable:
Trade receivables	$104,114	$87,499
Other receivables (see note 14)	2,231	7,050
Total accounts receivable, less allowances of $6,234 and $5,846	$106,345	$94,549

Inventories:
Finished goods	$163,247	$144,945
Work in process	1,687	1,615
Raw materials	4,790	4,558
Repair parts	11,058	10,550
Operating supplies	1,318	1,453
Total inventories, less loss provisions of $4,577 and $4,913	$182,100	$163,121

Prepaid and other current assets:
Value added tax	$13,254	$6,697
Prepaid expenses	10,674	8,396
Deferred income taxes	5,840	5,840
Prepaid income taxes	4,970	3,511
Derivative asset	182	394
Total prepaid and other current assets	$34,920	$24,838

Other assets:
Deposits	$1,092	$919
Finance fees — net of amortization	7,484	10,472
Other assets	2,392	2,143
Total other assets	$10,968	$13,534

Accrued liabilities:
Accrued incentives	$24,156	$17,830
Workers compensation	6,873	7,108
Medical liabilities	3,109	3,433
Interest	3,871	3,331
Commissions payable	1,072	1,067
Withholdings and other non-income tax accruals	2,134	1,929
Other accrued liabilities	7,200	6,720
Total accrued liabilities	$48,415	$41,418

Other long-term liabilities:
Deferred liability	$7,237	$7,424
Derivative liability	76	2,073
Other long-term liabilities	4,426	4,277
Total other long-term liabilities	$11,739	$13,774

4.	Borrowings

On April 9, 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the issuance of $440.0 million in aggregate principal amount of Senior Secured Term Loan B facility of Libbey Glass due 2021 (Term Loan B); and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

We used the proceeds of the Term Loan B, together with cash on hand and borrowings under the ABL Facility, to repurchase $360.0 million of the Senior Secured Notes, redeem the remaining $45.0 million of the Senior Secured Notes, and pay certain related fees and expenses.

The above transactions included charges of $37.3 million for an early call premium and $9.1 million for the write off of the remaining financing fees from the Senior Secured Notes. These charges were considered in the computation of the loss on redemption of debt.

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2014	December 31, 2013
Borrowings under ABL Facility	floating		April 9, 2019	$7,000	$—
Term Loan B	floating		April 9, 2021	440,000	—
Senior Secured Notes	6.875%	(1)	May 15, 2020	—	405,000
Promissory Note	6.00%		July, 2014 to September, 2016	566	681
RMB Working Capital Loan	floating		September, 2014	5,119	5,157
AICEP Loan	0.00%		January, 2016 to July 30, 2018	4,319	2,389
Total borrowings				457,004	413,227
Less — unamortized discount				1,064	—
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				—	(1,324)
Total borrowings — net				455,940	411,903
Less — long term debt due within one year				9,761	5,391
Total long-term portion of borrowings — net				$446,179	$406,512
_____________________________

(1)	See Interest Rate Agreement under “Term Loan B and Senior Secured Notes” below and in note 9.

Amended and Restated ABL Credit Agreement

Libbey Glass and Libbey Europe entered into an Amended and Restated Credit Agreement, dated as of February 8, 2010 and amended as of April 29, 2011, May 18, 2012 and April 9, 2014 (as amended, the ABL Facility), with a group of four financial institutions. The ABL Facility provides for borrowings of up to $100.0 million, subject to certain borrowing base limitations, reserves and outstanding letters of credit.

All borrowings under the ABL Facility are secured by:

•	a first-priority security interest in substantially all of the existing and future personal property of Libbey Glass and its domestic subsidiaries (ABL Priority Collateral);

•	a first-priority security interest in:

•	100 percent of the stock of Libbey Glass and 100 percent of the stock of substantially all of Libbey Glass’s present and future direct and indirect domestic subsidiaries;

•	100 percent of the non-voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries; and

•	65 percent of the voting stock of substantially all of Libbey Glass’s first-tier present and future foreign subsidiaries

•	a first priority security interest in substantially all proceeds and products of the property and assets described above; and

•
a second-priority security interest in substantially all of the owned real property, equipment and fixtures in the United States of Libbey Glass and its domestic subsidiaries, subject to certain exceptions and permitted liens (Term Priority Collateral).

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at June 30, 2014. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at June 30, 2014. No compensating balances are required by the Agreement. The Agreement does not require compliance with a fixed charge coverage ratio covenant unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were borrowings of $7.0 million under the facility at June 30, 2014. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2013. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million. There were no mark-to-market reserves for natural gas contracts offsetting the borrowing base as of June 30, 2014. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At June 30, 2014, we had $6.8 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $79.7 million at June 30, 2014, compared to $70.5 million under the ABL Facility at December 31, 2013.

Term Loan B and Senior Secured Notes

On April 9, 2014, Libbey Glass consummated its $440.0 million Term Loan B. The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter beginning September 30, 2014. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent per year at June 30, 2014, and will mature on April 9, 2021. We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Repayment as part of a repricing transaction prior to October 9, 2014 would be subject to a 1.0 percent fee. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends, make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.

The Credit Agreement provides for customary events of default. In the case of an event of default as defined in the Credit Agreement, all of the outstanding Term Loan B will become due and payable immediately without further action or notice.

The Term Loan B and the related guarantees under the Credit Agreement are secured by (i) first priority liens on the Term Priority Collateral and (ii) second priority liens on the ABL Collateral.

We had an Interest Rate Agreement in place through May 9, 2014 with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Interest Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Interest Rate Agreement at May 9, 2014, excluding applicable fees, was 5.5 percent. Total remaining Senior Secured Notes not covered by the Interest Rate Agreement had a fixed interest rate of 6.875 percent per year. We settled the swap at fair value, resulting in a payment of $1.1 million on May 13, 2014. Upon the redemption of the Senior Secured Notes, the unamortized balance of $0.8 million of the carrying value adjustment on debt related to the Interest Rate Agreement was recognized as expense in the loss on redemption of debt on the Condensed Consolidated Statements of Operations.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Fair market value of Rate Agreement - asset (liability)	$—	$(2,073)
Adjustment to increase (decrease) carrying value of the related long-term debt	$—	$(1,324)

The fair value of the Interest Rate Agreement was based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 9 for further discussion and the net impact recorded on the Condensed Consolidated Statements of Operations.

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At June 30, 2014, we had $0.6 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At June 30, 2014, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Working Capital Loan

On September 2, 2013, Libbey China entered into a RMB 31.5 million (approximately $5.1 million) working capital loan with China Construction Bank (CCB) to cover seasonal working capital needs. The 364-day loan matures on September 1, 2014, and bears interest at a variable rate as announced by the People's Bank of China. The annual interest rate was 6.3 percent at June 30, 2014, and interest is paid monthly. The obligation is secured by a mortgage lien on the Libbey China facility.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €3.2 million (approximately $4.3 million) at June 30, 2014, and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. The $440.0 million Term Loan B had an estimated fair value of $438.9 million at June 30, 2014. At December 31, 2013, the Senior Secured Notes had an estimated fair value of $437.4 million. The fair value of the remainder of our debt approximates carrying value at June 30, 2014 and December 31, 2013 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2014, we had $7.0 million borrowings under our ABL Facility and $6.8 million in letters of credit issued under that facility. As a result, we had $79.7 million of unused availability remaining under the ABL Facility at June 30, 2014. In addition, at June 30, 2014, we had $23.2 million of cash on hand.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. In connection with this plan, we incurred pretax charges of approximately $7.5 million. For the three months ended June 30, 2013, we recorded a pretax charge of $1.0 million. For the six months ended June 30, 2014 and 2013, we recorded a pretax charge of $1.0 million and $5.9 million, respectively. These charges included employee termination costs, fixed asset impairment charges, depreciation expense and other restructuring expenses. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets was to adjust certain machinery and equipment to the estimated fair market value. These activities are all within the Americas segment and were completed by March 31, 2014.

The following table summarizes the pretax charges incurred in 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,		Total Charges to Date
(dollars in thousands)	2014	2013	2014	2013
Accelerated depreciation & other	$—	$1,133	$—	$1,699	$1,685
Other restructuring expenses	—	—	985	—	985
Included in cost of sales	—	1,133	985	1,699	2,670

Employee termination cost & other	—	(412)	—	1,910	1,794
Fixed asset write-down	—	—	—	1,992	1,924
Other restructuring expenses	—	327	—	327	1,141
Included in special charges	—	(85)	—	4,229	4,859
Total pretax charge	$—	$1,048	$985	$5,928	$7,529

The following is the capacity realignment reserve activity for the six months ended June 30, 2014:

(dollars in thousands)	Reserve Balance at January 1, 2014	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at June 30, 2014
Employee termination cost & other	$289	$—	$(289)	$—	$—
Other restructuring expenses	—	985	(985)	—	—
Total	$289	$985	$(1,274)	$—	$—

6.	Income Taxes

Our effective tax rate was (4.3) percent for the six months ended June 30, 2014, compared to 27.8 percent for the six months ended June 30, 2013. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, accruals related to uncertain tax positions, intraperiod tax allocation, and tax planning structures. At June 30, 2014 and December 31, 2013, we had $0.8 million and $1.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. Tax benefits, exclusive of interest and penalties, of $0.1 million and $0.6 million were recorded in our income tax provision for the three months and the six months ended June 30, 2014, respectively, due to expirations of statutes of limitations. During the three months and the six months ended June 30, 2013, we recorded tax benefits, exclusive of interest and penalties, of zero and $0.5 million, respectively.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. For periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Tax benefits of $1.0 million and $1.6 million were recorded in our income tax provision for the three months and six months ended June 30, 2014, respectively. There were no similar benefits recorded for the three months and six months ended June 30, 2013.

Our current and future provision for income taxes for 2014 is impacted by valuation allowances. In the United States, the Netherlands and Portugal, we have recorded valuation allowances against our deferred income tax assets. We review the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required, in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or reversing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there were unusual, infrequent or extraordinary items to be considered. Despite our 2013 improvement in financial results in the U.S., management concluded that in consideration of our loss on redemption of debt in the second quarter of 2014, the duration and magnitude of our U.S. operating losses, the current U.S. economic environment and competitive landscape, it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. Accordingly, we continue to maintain a valuation allowance related to our net deferred tax assets in the U.S. Additionally, we continue to maintain a valuation allowance in certain foreign jurisdictions due to continued operating losses, competitive landscape, and other market forces. We will continue to monitor and assess the need for a valuation allowance in all our jurisdictions in the upcoming quarters.

Income tax payments consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Total income tax payments, net of refunds	$2,425	$7,270	$5,153	$9,539
Less: credits or offsets	948	1,339	1,860	1,724
Cash paid, net	$1,477	$5,931	$3,293	$7,815

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$807	$1,092	$579	$686	$1,386	$1,778
Interest cost	3,819	3,501	1,422	1,195	5,241	4,696
Expected return on plan assets	(5,585)	(5,605)	(624)	(496)	(6,209)	(6,101)
Amortization of unrecognized:
Prior service cost	264	293	58	60	322	353
Loss	787	2,263	259	215	1,046	2,478
Settlement charge	—	715	—	—	—	715
Pension expense	$92	$2,259	$1,694	$1,660	$1,786	$3,919

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$1,832	$2,370	$1,157	$1,408	$2,989	$3,778
Interest cost	7,689	6,982	2,846	2,451	10,535	9,433
Expected return on plan assets	(11,193)	(11,204)	(1,256)	(977)	(12,449)	(12,181)
Amortization of unrecognized:
Prior service cost	529	586	115	122	644	708
Loss	2,029	4,350	517	453	2,546	4,803
Settlement charge	—	715	—	—	—	715
Pension expense	$886	$3,799	$3,379	$3,457	$4,265	$7,256

During the second quarter 2013 we incurred pension settlement charges totaling $0.7 million. The pension settlement charges were triggered by excess lump sum distributions, which required us to record unrecognized gains and losses in our pension plan accounts. We have contributed $0.8 million and $1.9 million of cash into our pension plans for the three and six months ended June 30, 2014, respectively. Pension contributions for the remainder of 2014 are estimated to be $4.4 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$251	$203	$1	$1	$252	$204
Interest cost	710	610	29	31	739	641
Amortization of unrecognized:
Prior service cost	35	36	—	—	35	36
Loss / (gain)	67	138	—	1	67	139
Non-pension postretirement benefit expense	$1,063	$987	$30	$33	$1,093	$1,020

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$503	$595	$1	$1	$504	$596
Interest cost	1,420	1,311	56	54	1,476	1,365
Amortization of unrecognized:
Prior service cost	70	70	—	—	70	70
Loss / (gain)	134	429	—	—	134	429
Non-pension postretirement benefit expense	$2,127	$2,405	$57	$55	$2,184	$2,460

Our 2014 estimate of non-pension cash payments is $4.8 million, and we have paid $1.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2014	2013	2014	2013
Numerators for earnings per share:
Net income (loss) that is available to common shareholders	$(25,168)	$12,436	$(28,552)	$14,425

Denominator for basic earnings per share:
Weighted average shares outstanding	21,672,844	21,288,897	21,600,125	21,202,411

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	654,388	—	504,622
Adjusted weighted average shares and assumed conversions	21,672,844	21,943,285	21,600,125	21,707,033

Basic earnings (loss) per share	$(1.16)	$0.58	$(1.32)	$0.68

Diluted earnings (loss) per share	$(1.16)	$0.57	$(1.32)	$0.66

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	490,706	—	465,577	—
Inclusion would have been anti-dilutive (excluded from calculation)	182,850	319,288	130,165	370,936

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

We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. Most of these derivatives, except for the foreign currency contracts and a portion of our former interest rate swap, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging.”

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$182	Prepaid and other current assets	$394
Natural gas contracts	Other assets	—	Other assets	19
Total designated		182		413
Total		$182		$413

	Liability Derivatives:
(dollars in thousands)	June 30, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Other long-term liabilities	$76	Other long-term liabilities	$—
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	1,866
Total designated		76		1,866
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Accrued Liabilities	187	Accrued Liabilities	—
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	207
Total undesignated		187		207
Total		$263		$2,073

Interest Rate Swaps as Fair Value Hedges

In 2012, we entered into an interest rate swap agreement (Rate Agreement) with a notional amount of $45.0 million that was to mature in 2020. The Rate Agreement was executed in order to convert a portion of the fixed rate debt under the Senior Secured Notes into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Upon the refinancing of the Senior Secured Notes, the Rate Agreement was called at fair value on May 9, 2014, resulting in a subsequent payment of $1.1 million. The remaining balance of the carrying value adjustment on debt related to the Rate Agreement was recognized as a loss in the loss on redemption of debt on the Condensed Consolidated Statements of Operations. See note 4 for further discussion.

Prior to the refinancing of the Senior Secured Notes, $40.5 million of our Rate Agreement was designated and qualified as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative) and the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk were recognized in current earnings. We included the gain or loss on the hedged long-term debt, along with the offsetting loss or gain on the related interest rate swap, in other income (expense) on the Condensed Consolidated Statements of Operations.

As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our Rate Agreement. As a result, the mark-to-market of the $4.5 million portion of the Rate Agreement is recorded in other income (expense) on the Condensed Consolidated Statements of Operations.

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations from the de-designated portion of our Rate Agreement:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Interest rate swap	$40	$—	$140	$—
Related long-term debt	(589)	—	(589)	—
Net impact	$(549)	$—	$(449)	$—

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations from the designated portion of our Rate Agreement:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Interest rate swap	$168	$(1,723)	$497	$(2,079)
Related long-term debt	(376)	1,376	(735)	1,510
Net impact	$(208)	$(347)	$(238)	$(569)

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related designated and de-designated interest rate swap was recorded on the Condensed Consolidated Statements of Operations as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Loss on redemption of debt	$(757)	$—	$(757)	$—
Other income (expense)	—	(347)	70	(569)
Net impact	$(757)	$(347)	$(687)	$(569)

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of June 30, 2014, we had commodity contracts for 3,020,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2013, we had commodity contracts for 1,520,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at June 30, 2014. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Operations. We recognized in the three and six months ended June 30, 2013 $(0.3) million of ineffectiveness in other income (expense) in the Condensed Consolidated Statements of Operations for certain contracts at our Mexico facility. This ineffectiveness was related to a change in pricing caused by the Mexican government instituting a fixed surcharge. The ineffectiveness is not expected to continue so we have continued to consider the contracts effective as appropriate under FASB ASC 815 "Derivatives and Hedging." We paid (received) additional cash of $(0.3) million and $(0.3) million in the three months ended June 30, 2014 and 2013, respectively, and $(0.8) million and a nil amount in the six months ended June 30, 2014 and 2013, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated gains currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.2 million of income in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(124)	$(377)	$506	$590
Total	$(124)	$(377)	$506	$590

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2014	2013	2014	2013
Derivative:	Location:
Natural gas contracts	Cost of sales	$349	$252	$814	$6
Total impact on net income (loss)		$349	$252	$814	$6

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. At June 30, 2014, we had C$7.7 million in foreign currency contracts. At December 31, 2013, we had no active foreign currency contracts. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2014	2013	2014	2013
Derivative:	Location:
Currency contracts	Other income (expense)	$(187)	$166	$(187)	$417
Total		$(187)	$166	$(187)	$417

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of June 30, 2014, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended June 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on March 31, 2014	$3,966	$1,359	$(77,586)	$(72,261)

Other comprehensive income (loss)	(785)	(124)	1,292	383
Currency impact	—	—	297	297

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,113	1,113
Amortization of prior service cost (1)	—	—	357	357
Cost of sales	—	(349)	—	(349)
Current-period other comprehensive income (loss)	(785)	(473)	3,059	1,801
Tax effect	—	61	(975)	(914)
Balance on June 30, 2014	$3,181	$947	$(75,502)	$(71,374)

Six months ended June 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2013	$4,554	$1,221	$(78,935)	$(73,160)

Other comprehensive income (loss)	(1,373)	506	1,292	425
Currency impact	—	—	310	310

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,680	2,680
Amortization of prior service cost (1)	—	—	714	714
Cost of sales	—	(814)	—	(814)
Current-period other comprehensive income (loss)	(1,373)	(308)	4,996	3,315
Tax effect	—	34	(1,563)	(1,529)
Balance on June 30, 2014	$3,181	$947	$(75,502)	$(71,374)

Three months ended June 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on March 31, 2013	$(4,566)	$1,534	$(137,217)	$(140,249)

Other comprehensive income (loss)	2,335	(377)	3,059	5,017
Currency impact	—	—	307	307

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,600	2,600
Amortization of prior service cost (1)	—	—	390	390
Cost of sales	—	(252)	—	(252)
Current-period other comprehensive income (loss)	2,335	(629)	6,356	8,062
Tax effect	—	120	56	176
Balance on June 30, 2013	$(2,231)	$1,025	$(130,805)	$(132,011)

Six months ended June 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Other comprehensive income (loss)	(590)	590	3,059	3,059
Currency impact	—	—	(45)	(45)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	5,200	5,200
Amortization of prior service cost (1)	—	—	780	780
Cost of sales	—	(6)	—	(6)
Current-period other comprehensive income (loss)	(590)	584	8,994	8,988
Tax effect	—	(48)	89	41
Balance on June 30, 2013	$(2,231)	$1,025	$(130,805)	$(132,011)
___________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

11.	Segments

Our reporting segments align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we report financial results for the Americas; Europe, the Middle East and Africa (EMEA); U.S. Sourcing; and Other. In addition, sales and segment EBIT reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net Sales:
Americas	$154,450	$141,815	$276,375	$265,350
EMEA	39,331	37,981	73,729	72,223
U.S. Sourcing	21,396	21,196	39,130	38,680
Other	8,359	8,912	15,883	17,127
Consolidated	$223,536	$209,904	$405,117	$393,380

Segment EBIT:
Americas	$32,986	$33,123	$47,975	$51,925
EMEA	1,910	691	2,163	(671)
U.S. Sourcing	2,301	3,578	3,169	5,119
Other	869	829	1,314	3,114
Total Segment EBIT	$38,066	$38,221	$54,621	$59,487

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$38,066	$38,221	$54,621	$59,487
Retained corporate costs	(7,627)	(6,714)	(14,752)	(12,014)
Loss on redemption of debt (note 4)	(47,191)	(2,518)	(47,191)	(2,518)
Pension settlement (note 7)	—	(715)	—	(715)
Furnace malfunction	(576)	—	(5,882)	—
Restructuring charges (note 5)	—	(1,048)	(985)	(5,928)
Abandoned property (note 14)	—	(1,781)	—	(1,781)
Interest expense	(5,486)	(8,126)	(13,187)	(16,561)
Income taxes	(2,354)	(4,883)	(1,176)	(5,545)
Net income (loss)	$(25,168)	$12,436	$(28,552)	$14,425

Depreciation & Amortization:
Americas	$5,851	$7,321	$11,810	$13,849
EMEA	2,738	2,507	5,364	4,993
U.S. Sourcing	7	9	14	18
Other	1,628	1,398	3,272	2,772
Corporate	368	388	808	765
Consolidated	$10,592	$11,623	$21,268	$22,397

Capital Expenditures:
Americas	$9,663	$7,034	$16,795	$13,909
EMEA	1,717	1,745	3,278	3,041
U.S. Sourcing	—	32	—	32
Other	320	1,288	892	1,623
Corporate	234	790	870	1,166
Consolidated	$11,934	$10,889	$21,835	$19,771

12.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$106	$—	$106	$—	$413	$—	$413
Currency contracts	—	(187)	—	(187)	—	—	—	—
Interest rate agreement	—	—	—	—	—	(2,073)	—	(2,073)
Net derivative asset (liability)	$—	$(81)	$—	$(81)	$—	$(1,660)	$—	$(1,660)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. On May 9, 2014, the interest rate agreement was terminated. The fair value of our interest rate agreement was based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts, interest rate agreements and currency contracts are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	June 30, 2014	December 31, 2013
Prepaid and other current assets	$182	$394
Other assets	—	19
Accrued liabilities	(187)	—
Other long-term liabilities	(76)	(2,073)
Net derivative asset (liability)	$(81)	$(1,660)

13.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Gain (loss) on currency translation	$(356)	$481	$(631)	$198
Hedge ineffectiveness	—	(623)	70	(845)
Other non-operating income (expense)	678	193	561	263
Other income (expense)	$322	$51	$—	$(384)

14.	Contingencies

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

U.S. EPA has completed its Remedial Investigation (RI) and recently issued a Feasibility Study (FS), Risk Assessment (RA) and Proposed Remedial Action Plan (PRAP) with respect to the Lower Ley Creek sub-site, with the proposed remedy consisting of dredging and disposal of dredge soils to a landfill. The PRAP is subject to a 30-day comment period. The costs of the proposed plan of remediation are not yet known. Additionally, it is not yet known whether amounts previously recovered by U.S. EPA are adequate to cover the costs associated with any such plan of remediation, nor is it known how any excess costs may be allocated among the PRPs.

It is reasonably possible that Syracuse China may be required to record a liability related to remediation costs at the Ley Creek sub-site. As of June 30, 2014, the possible loss or range of loss is not reasonably estimable. To the extent that Syracuse China may have liability with respect to this sub-site and to the extent that the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claim for indemnification under the Asset Purchase Agreement. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material impact on our financial condition, results of operations or liquidity.

Insurance claim

We currently have an open insurance claim related to a 2013 furnace malfunction at our manufacturing facility in Toledo, Ohio. At December 31, 2013, partial insurance proceeds of $5.0 million were recognized in accounts receivable. Cash was received in the first quarter of 2014, with $4.3 million recorded as an investing activity and $0.7 million recorded as cash from operations on the Condensed Consolidated Statements of Cash Flows. The insurance claim is still ongoing and the amount of any future recovery is uncertain at this time.

Abandoned Property Audit

We have completed an unclaimed property audit. The property subject to review in this audit process generally included unclaimed wages, vendor payments and customer refunds. State escheat laws generally require entities to report and remit abandoned and unclaimed property. Failure to timely report and remit the property can result in assessments that include interest and penalties, in addition to the payment of the escheat liability itself. At the completion of the audit in the three months ended June 30, 2013, we paid $4.5 million, which resulted in additional expense of $1.8 million in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. Expense of $2.7 million was recorded in the third quarter of 2011.

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

Overview

During the second quarter of 2014, we operated in a very competitive environment in a soft global economy. The pressures on retailers, restaurants and consumer durables companies experienced in 2013 around the globe have continued into 2014. Consumer sentiment in the U.S. remains weak and major foodservice indices indicate same store restaurant traffic for the second quarter of 2014 below that of the second quarter of 2013. The significant fiscal reform that was adopted in Mexico in late 2013 continued to impact the first half of 2014, reducing consumer confidence, which drives a sizable portion of the Mexican economy. The European economy is slowly improving, but the geopolitical situation between Europe and Russia continues to worsen, causing the European economy to be uneven. The rate of economic growth within the consumer segment in China continues to be weak. Specifically affecting our business is the very tight credit environment and Chinese government restrictions on consumption and entertaining referred to collectively as the "Eight Regulations." Despite these factors and a very competitive environment, our consolidated net sales were up 6.5 percent for the second quarter as compared to the second quarter of 2013.

Adjusted EBITDA for the second quarter of 2014 was $41.0 million, a reduction from $42.0 million in the prior year period. During the second quarter of 2014, we experienced higher capacity utilization of $3.2 million and the realization of savings of $1.2 million from the recently completed North American capacity realignment. More than offsetting these were higher input costs for natural gas, electricity and packaging of $1.8 million, an unfavorable currency impact, primarily in Mexico, of $1.5 million, increased freight expense resulting from our higher sales of $1.3 million and our investment in sales and marketing of $1.4 million over the prior year quarter.

During the second quarter of 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•
the issuance of $440.0 million in aggregate principal amount of the Senior Secured Term Loan B facility of Libbey Glass due 2021, which bears an interest rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent at commencement and June 30, 2104; and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

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

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2014	2013	2014	2013
Net sales	$223,536	$209,904	$405,117	$393,380
Gross profit (2)	$60,267	$57,462	$92,606	$99,694
Gross profit margin	27.0%	27.4%	22.9%	25.3%
Income from operations (IFO) (2)(3)	$29,541	$27,912	$33,002	$39,433
IFO margin	13.2%	13.3%	8.1%	10.0%
Earnings (loss) before interest and income taxes (EBIT)(1)(2)(3)(4)	$(17,328)	$25,445	$(14,189)	$36,531
EBIT margin	(7.8)%	12.1%	(3.5)%	9.3%
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$(6,736)	$37,068	$7,079	$58,928
EBITDA margin	(3.0)%	17.7%	1.7%	15.0%
Adjusted EBITDA(1)	$41,031	$41,997	$61,137	$68,171
Adjusted EBITDA margin	18.4%	20.0%	15.1%	17.3%
Net income (loss)(2)(3)(4)	$(25,168)	$12,436	$(28,552)	$14,425
Net income (loss) margin	(11.3)%	5.9%	(7.0)%	3.7%
Diluted net income (loss) per share	$(1.16)	$0.57	$(1.32)	$0.66
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Second Quarter 2014 Compared to Second Quarter 2013 and the Discussion of First Six Months 2014 Compared to First Six Months 2013 and reasons we believe these non-GAAP financial measures are useful.

(2)
The three and six month periods ended June 30, 2014 include $0.6 million and $5.9 million, respectively, for the loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction; and the six month period ended June 30 2014 includes $1.0 million of charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. The three and six month periods ended June 30, 2013 include $1.1 million and $1.7 million, respectively, of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. (See notes 5 and 14 to the Condensed Consolidated Financial Statements.)

(3)
In addition to item (2) above, the three and six month periods ended June 30, 2013 include ($0.1) million and $4.2 million, respectively, in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility; both the three and six month periods ended June 30, 2013 include $1.8 million and $0.7 million for abandoned property charges and pension settlement charges, respectively. (See notes 5, 7 and 14 to the Condensed Consolidated Financial Statements.)

(4)
In addition to item (3) above, the three and six month periods ended June 30, 2014 include a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. The three and six month periods ended June 30, 2013 include a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013. (See note 4 to the Condensed Consolidated Financial Statements.)

Discussion of Second Quarter 2014 Compared to Second Quarter 2013
Net Sales
For the quarter ended June 30, 2014, net sales increased 6.5 percent to $223.5 million, compared to $209.9 million in the year-ago quarter. When adjusted for currency impact, net sales increased by 6.3 percent. The increase in net sales was attributable to increased sales of $14.2 million in the Americas, EMEA and U.S. Sourcing, partially offset by decreased net sales in Other.

	Three months ended June 30,
(dollars in thousands)	2014	2013
Americas	$154,450	$141,815
EMEA	39,331	37,981
U.S. Sourcing	21,396	21,196
Other	8,359	8,912
Consolidated	$223,536	$209,904

Net Sales — Americas

Net sales in the Americas were $154.5 million, compared to $141.8 million in the second quarter of 2013, an increase of 8.9 percent (an increase of 9.9 percent excluding currency fluctuation). The primary contributor was a 24.4 percent increase in sales within our business-to-business channel due to increased volume, particularly in candle and floral items. Our retail channel experienced a 6.7 percent increase in net sales over the prior year quarter due to a favorable mix and more volume, partially offset by a negative currency impact on Latin America shipments and our decision to exit the sale of certain low margin items as we reconfigured our Americas manufacturing footprint. Net sales in our foodservice channel sales were slightly above the comparative prior year quarter.

Net Sales — EMEA

Net sales in EMEA were $39.3 million, compared to $38.0 million in the second quarter of 2013, an increase of 3.6 percent (a decrease of 1.1 percent excluding currency fluctuation). The primary contributors to the increased net sales were the favorable currency impact and a sales increase in the foodservice and retail channels of 10.3 percent and 12.0 percent, respectively, offset by a business-to-business channel decline of 6.5 percent driven by lower volume.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $21.4 million, compared to $21.2 million in the second quarter of 2013, an increase of 0.9 percent. The increase in sales resulted from increased shipments in our foodservice channel.

Gross Profit

Gross profit increased to $60.3 million in the second quarter of 2014, compared to $57.5 million in the prior year quarter. Gross profit as a percentage of net sales decreased to 27.0 percent in the second quarter of 2014, compared to 27.4 percent in the prior year period. The primary drivers of the $2.8 million increase in gross profit were the favorable impact of increased sales of $1.2 million, lower pension expense of $1.9 million, net production activity of $2.6 million, and non-repeating prior year accelerated depreciation of $1.1 million and current year savings of $1.2 million related to the realignment of capacity in the Americas. Partially offsetting these factors were higher input costs of $1.8 million, increased freight of $1.3 million, and unfavorable currency of $1.4 million.

Income From Operations

Income from operations for the quarter ended June 30, 2014 increased $1.6 million, to $29.5 million, compared to $27.9 million in the prior year quarter. Income from operations as a percentage of net sales was 13.2 percent for the quarter ended June 30, 2014, compared to 13.3 percent in the prior year quarter. The increase in income from operations is the result of the increase in gross profit of $2.8 million (discussed above). Partially offsetting the increase in gross profit was an increase in selling, general and administrative expense of $1.1 million, driven by our investment in sales, marketing, new product development and R&D, which we expect will drive 2014 sales and set the foundation for growth in the future.

Earnings (Loss) Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended June 30, 2014 decreased by $42.8 million to $(17.3) million from $25.4 million in the second quarter of 2013. EBIT as a percentage of net sales decreased to (7.8) percent in the second quarter of 2014, compared to 12.1 percent in the prior year quarter. The decrease in EBIT is a result of the $47.2 million loss on redemption of debt in the second quarter of 2014, as compared to $2.5 million in the second quarter 2013, partially offset by the $1.6 million increase in income from operations (discussed above).

Segment EBIT

The following table summarizes the change in Segment EBIT(1) by reportable segments:

	Three months ended June 30,
(dollars in thousands)	Americas	EMEA	U.S. Sourcing
Segment EBIT, June 30, 2013	$33,123	$691	$3,578
Sales, excluding currency	3,567	(681)	(575)
Manufacturing and distribution	382	2,014	(433)
Selling, general, administrative and other income/expense	(2,392)	(298)	(269)
Effects of changing foreign currency rates	(1,694)	184	—
Segment EBIT, June 30, 2014	$32,986	$1,910	$2,301
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 11 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Americas

Segment EBIT was $33.0 million in the second quarter of 2014 compared to $33.1 million in the second quarter of 2013. Segment EBIT as a percentage of net sales for the Americas was 21.4 percent in the second quarter of 2014, compared to 23.4 percent in the prior year period. The primary drivers of the $0.1 million decline in Segment EBIT were higher input costs for natural gas, packaging and electricity of $1.7 million, increased selling and marketing expenses of $1.0 million, higher freight costs of $1.2 million and an unfavorable currency impact of $1.7 million. These unfavorable items were partially offset by the realization of savings of $1.2 million from the recently completed North American capacity realignment, increased sales of $3.4 million and lower pension expense of $1.2 million.

Segment EBIT — EMEA

Segment EBIT increased to $1.9 million in the second quarter of 2014 compared to $0.7 million in the second quarter of 2013. Segment EBIT as a percentage of net sales for EMEA increased to 4.9 percent in the second quarter of 2014, compared to 1.8 percent in the prior-year period. The primary driver of the $1.2 million increase in Segment EBIT was the realization of $1.5 million from increased production activity, and lower input costs for natural gas and electricity of $0.3 million. These favorable items were offset by an unfavorable sales mix of $0.7 million.

Segment EBIT — U.S. Sourcing

Segment EBIT was $2.3 million in the second quarter of 2014, compared to $3.6 million in the second quarter of 2013. Segment EBIT as a percentage of net sales for U.S. Sourcing was 10.8 percent in the second quarter of 2014, compared to 16.9 percent in the prior-year period. The primary drivers of the $1.3 million decrease in Segment EBIT were an unfavorable sales mix impact of $0.6 million and $0.2 million in increased freight and selling and marketing costs.

Earnings (Loss) Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $43.8 million in the second quarter 2014, to $(6.7) million, compared to $37.1 million in the year-ago quarter. As a percentage of net sales, EBITDA decreased to (3.0) percent in the second quarter of 2014, from 17.7 percent in the year-ago quarter. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings (Loss)

Before Interest and Income Taxes (EBIT), including the $47.2 million loss on redemption of debt in the second quarter of 2014, which was the largest driver, as compared to $2.5 million in the second quarter 2013.

Adjusted EBITDA

Adjusted EBITDA decreased by $1.0 million in the second quarter of 2014, to $41.0 million, compared to $42.0 million in the second quarter of 2013. As a percentage of net sales, Adjusted EBITDA was 18.4 percent for the second quarter of 2014, compared to 20.0 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings (Loss) Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below, in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended June 30,
(dollars in thousands)	2014	2013
Net income (loss)	$(25,168)	$12,436
Add: Interest expense	5,486	8,126
Add: Provision for income taxes	2,354	4,883
Earnings (loss) before interest and income taxes (EBIT)	(17,328)	25,445
Add: Depreciation and amortization	10,592	11,623
Earnings (loss) before interest, taxes, deprecation and amortization (EBITDA)	(6,736)	37,068
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	47,191	2,518
Furnace malfunction (see note 14) (2)	576	—
Pension settlement (see note 7)	—	715
Abandoned property (see note 14)	—	1,781
Restructuring charges (see note 5) (3)	—	1,048
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	—	(1,133)
Adjusted EBITDA	$41,031	$41,997
__________________________________

(1)
Loss on redemption of debt for the three months ended June 30, 2014 includes a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. The three months ended June 30, 2013 includes a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013.

(2)	Furnace malfunction relates to loss of production at our Toledo, Ohio, manufacturing facility.

(3)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

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

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net loss of $(25.2) million, or $(1.16) per diluted share, in the second quarter of 2014, compared to net income of $12.4 million, or $0.57 per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was (11.3) percent in the second quarter of 2014, compared to 5.9 percent in the year-ago quarter. The decrease in net income and diluted net income per share is due to the factors discussed in Earnings (Loss) Before Interest and Income Taxes (EBIT) above, including the $47.2 million loss on redemption of debt in the second quarter of 2014, which was the largest driver, as compared to $2.5 million in the second quarter 2013, partially offset by a $2.5 million decrease in the provision for income taxes and a $2.6 million reduction in interest expense. The decrease in interest expense is primarily driven by lower interest rates as a result of the debt refinancing completed in the second quarter of 2014. The effective tax rate was (10.3) percent for the second quarter of 2014, compared to 28.2 percent in the year-ago quarter. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, intra-period tax allocation and other activity in jurisdictions with recorded valuation allowances.

Discussion of First Six Months 2014 Compared to First Six Months 2013

Net Sales

For the six months ended June 30, 2014, net sales increased 3.0 percent to $405.1 million, compared to $393.4 million in the year-ago period. The increase in net sales was attributable to increased sales in the Americas, EMEA and U.S. Sourcing, partially offset by decreased sales in Other.

	Six months ended June 30,
(dollars in thousands)	2014	2013
Americas	$276,375	$265,350
EMEA	73,729	72,223
U.S. Sourcing	39,130	38,680
Other	15,883	17,127
Consolidated	$405,117	$393,380

Net Sales — Americas

Net sales in the Americas were $276.4 million in the first six months of 2014 compared to $265.4 million in the first six months of 2013, an increase of 4.2 percent (a 5.1 percent increase excluding the impact of currency). The primary contributor was an increase in sales due to stronger volume in the candles and floral product lines of our business-to-business market channel. Partially offsetting this were nominal declines in foodservice and retail caused by a negative currency impact on Latin America shipments. Excluding currency, both foodservice and retail had a slight increase in sales for the first half of the year. In aggregate the severe winter weather in the U.S. and Canada during the first quarter 2014 reduced sales by $2.0 million, with over half of the impact in the foodservice channel. Additionally, the retail channel was impacted by our decision to exit the sale of certain low margin items as we reconfigured our Americas manufacturing footprint.

Net Sales — EMEA

Net sales in EMEA were $73.7 million in the first six months of 2014 compared to $72.2 million in the first six months of 2013, an increase of 2.1 percent (a decrease of 2.1 percent excluding the impact of currency). The primary contributor to the increased net sales was the favorable currency impact of the euro, partially offset by fewer shipments to EMEA customers.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $39.1 million in the first six months of 2014 compared to $38.7 million in the first six months of 2013, an increase of 1.2 percent. The increase in sales resulted from increased shipments in our foodservice channel, partially offset by $0.7 million due to the severe winter weather experienced during the first quarter of 2014.

Gross Profit

Gross profit decreased to $92.6 million in the first six months of 2014, compared to $99.7 million in the prior year period. Gross profit as a percentage of net sales decreased to 22.9 percent in the six months ended June 30, 2014, compared to 25.3 percent in the prior year period. The primary drivers of the $7.1 million decline in gross profit were the unfavorable impact of the severe winter weather of $1.3 million in the first quarter of 2014, higher input costs for natural gas, packaging and electricity of $5.5 million, the loss of production related to the furnace malfunction at our Toledo, Ohio, manufacturing facility of $5.9 million, an unfavorable currency impact of $3.3 million and first quarter expenses related to the realignment of capacity in the Americas of $1.0 million. Partially offsetting these factors was a net increase in production activity of $6.1 million compared to the first half of 2013, when a significant furnace rebuild resulted in a reduction in capacity utilization, and the non-repeating accelerated depreciation of $1.7 million and realization of savings of $2.1 million from the recently completed North American capacity realignment.

Income From Operations

Income from operations for the six months ended June 30, 2014 decreased $6.4 million, to $33.0 million, compared to $39.4 million in the prior year period. Income from operations as a percentage of net sales was 8.1 percent for the six months ended June 30, 2014, compared to 10.0 percent in the prior-year period. The decrease in income from operations is the result of the decrease in gross profit of $7.1 million (discussed above) and an increase in selling, general and administrative expense of $3.6 million, primarily the result of a $0.7 million increase in labor and benefits, including added sales and marketing professionals, additional selling and marketing expenses of $1.1 million, and a $1.6 million increase in legal and professional fees. Partially offsetting these factors was the favorable impact in the first half of 2014 of a reduction in special charges compared to the prior-year period, when we recorded $4.2 million of special charges related to the discontinuation of production of certain glassware in North America and the reduction of manufacturing capacity at our Shreveport, Louisiana, manufacturing facility.

Earnings (Loss) Before Interest and Income Taxes (EBIT)

EBIT for the six months ended June 30, 2014 decreased by $50.7 million to $(14.2) million from $36.5 million in the first six months of 2013. EBIT as a percentage of net sales decreased to (3.5) percent in the first six months of 2014, compared to 9.3 percent in the prior year period. The decrease in EBIT is a result of the inclusion in the first half 2014 of $47.2 million for loss on redemption of debt, as compared to $2.5 million in the first half 2013, in addition to the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Six months ended June 30,
(dollars in thousands)	Americas	EMEA	U.S. Sourcing
Segment EBIT, June 30, 2013	$51,925	$(671)	$5,119
Sales, excluding currency	1,946	(148)	$(827)
Manufacturing and distribution	409	3,265	(690)
Selling, general, administrative and other income/expense	(2,514)	(597)	(433)
Effects of changing foreign currency rates	(3,791)	314	—
Segment EBIT, June 30, 2014	$47,975	$2,163	$3,169
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 11 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Americas

Segment EBIT decreased to $48.0 million in the first six months of 2014, compared to $51.9 million in the first six months of 2013. Segment EBIT as a percentage of net sales decreased to 17.4 percent for the six months ended June 30, 2014, compared to 19.6 percent in the prior year six month period. The primary drivers of the $3.9 million Segment EBIT decrease were the unfavorable impact of the severe winter weather of $1.1 million; higher input costs for natural gas, packaging and electricity of $5.0 million; increased selling and marketing expenses of $0.8 million; and an unfavorable currency impact of $3.8 million. These unfavorable items were partially offset by the realization of savings of $2.1 million from the recently completed North American capacity realignment and increased sales of $2.7 million. In addition, we also realized a net $2.5 million from increased production activity due to a significant furnace rebuild during the first half of 2013, partially offset by some production inefficiencies.

Segment EBIT — EMEA

Segment EBIT increased by $2.8 million to $2.2 million for the first six months of 2014, compared to $(0.7) million in the prior year period. Segment EBIT as a percentage of net sales increased to 2.9 percent for the six months ended June 30, 2014, compared to (0.9) percent in the prior year six month period. The primary drivers of the $2.8 million increase in Segment EBIT were increased production activity of $3.0 million and a favorable currency impact of $0.3 million. These favorable items were partially offset by higher labor and benefit expenses of $0.7 million.

Segment EBIT — U.S. Sourcing

Segment EBIT decreased to $3.2 million for the first six month of 2014, compared to $5.1 million in the prior year period. Segment EBIT as a percentage of net sales for U.S. Sourcing decreased to 8.1 percent for the first six month of 2014, compared to 13.2 percent in the prior-year period. The primary drivers of the $1.9 million decrease in Segment EBIT were an unfavorable sales mix impact of $0.8 million, additional selling, general and administrative expenses of $0.4 million, the unfavorable impact of the severe winter weather of $0.2 million, and $0.2 million in increased freight and input costs.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $51.8 million in the first six months of 2014, to $7.1 million, compared to $58.9 million in the year-ago period. As a percentage of net sales, EBITDA decreased to 1.7 percent in the first six months of 2014, from 15.0 percent in the year ago period. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings (Loss) Before Interest and Income Taxes (EBIT), including the $47.2 million loss on redemption of debt in 2014, which was the largest driver, as compared to $2.5 million in 2013, and the prior year period including $1.7 million of accelerated depreciation on certain fixed assets included in the capacity realignment.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.0 million in the first six months of 2014, to $61.1 million, compared to $68.2 million in the first six months of 2013. As a percentage of net sales, Adjusted EBITDA was 15.1 percent for the first six months of 2014, compared to 17.3 percent in the year ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Six months ended June 30,
(dollars in thousands)	2014	2013
Net income (loss)	$(28,552)	$14,425
Add: Interest expense	13,187	16,561
Add: Provision for income taxes	1,176	5,545
Earnings (loss) before interest and income taxes (EBIT)	(14,189)	36,531
Add: Depreciation and amortization	21,268	22,397
Earnings before interest, taxes, deprecation and amortization (EBITDA)	7,079	58,928
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	47,191	2,518
Pension settlement (see note 7)	—	715
Furnace malfunction (see note 14) (2)	5,882	—
Abandoned property (see note 14)	—	1,781
Restructuring charges (see note 5) (3)	985	5,928
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	—	(1,699)
Adjusted EBITDA	$61,137	$68,171
____________________________________

(1)
Loss on redemption of debt for the six months ended June 30, 2014 include a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. The six months ended June 30, 2013 include a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013

(2)	Furnace malfunction relates to loss of production at our Toledo, Ohio, manufacturing facility.

(3)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Second Quarter 2014 Compared with Second Quarter 2013 above.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income (loss) of $(28.6) million, or $(1.32) per diluted share, in the first six months of 2014, compared to net income of $14.4 million, or $0.66 per diluted share, in the year ago period. Net income (loss) as a percentage of net sales was (7.0) percent in the first six months of 2014, compared to 3.7 percent in the first six months of 2013. The decrease in net income and diluted net income per share is generally due to the factors discussed in Earnings (Loss) Before Interest and Income Taxes (EBIT) above, including the $47.2 million loss on redemption of debt in 2014, which was the largest driver, as compared to $2.5 million in 2013, a $3.4 million reduction in interest expense and a $4.4 million decrease in the provision for income taxes. The decrease in interest expense is primarily driven by the debt refinancing completed in the second quarter of 2014. The effective tax rate was (4.3) percent for the first six months of 2014, compared to 27.8 percent in year-ago period. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, intra-period tax allocation and other activity in jurisdictions with recorded valuation allowances.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2014, we had $7.0 million borrowed under our ABL Facility and we had $6.8 million in letters of credit issued under that facility. As a result, we had $79.7 million of unused availability remaining under the ABL Facility at June 30, 2014. In addition, we had $23.2 million of cash on hand at June 30, 2014, compared to $42.2 million of cash on hand at December 31, 2013. Of our total cash on hand at June 30, 2014 and December 31, 2013, $18.0 million and $20.1 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.

During the second quarter of 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•
the issuance of $440.0 million in aggregate principal amount of the Term Loan B of Libbey Glass due 2021, which bears an interest rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent at commencement; and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

Libbey Glass used the proceeds of the Term Loan B, together with cash on hand and borrowings under the ABL Facility to repurchase $360.0 million of the Senior Secured Notes, redeem the remaining $45.0 million of the Senior Secured Notes, and pay certain related fees and expenses.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2014	December 31, 2013
Accounts receivable — net	$106,345	$94,549
Less: Receivable on furnace malfunction insurance claim	—	5,000
Accounts receivable — net, excluding receivable on insurance claim	$106,345	$89,549
DSO (1)	46.7	39.9
Inventories — net	$182,100	$163,121
DIO (2)	80.0	72.7
Accounts payable	$80,546	$79,620
DPO (3)	35.4	35.5
Working capital (4)	$207,899	$173,050
DWC (5)	91.4	77.1
Percentage of net sales	25.0%	21.1%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $207.9 million at June 30, 2014, an increase of $34.8 million from December 31, 2013. Our working capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality and increased accounts receivable related to increased sales in the month of June. As a result of the factors above, working capital as a percentage of the last twelve-month net sales increased to 25.0 percent at June 30, 2014 from 21.1 percent at December 31, 2013. Despite sales increases of 6.5 percent in the second quarter of 2014 compared to the second quarter of 2013, working capital decreased $0.2 million compared to June 30, 2013.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2014	December 31, 2013
Borrowings under ABL Facility	floating		April 9, 2019	$7,000	$—
Term Loan B	floating		April 9, 2021	440,000	—
Senior Secured Notes	6.875%	(1)	May 15, 2020	—	405,000
Promissory Note	6.00%		July, 2014 to September, 2016	566	681
RMB Working Capital Loan	floating		September, 2014	5,119	5,157
AICEP Loan	0.00%		January, 2016 to July 30, 2018	4,319	2,389
Total borrowings				457,004	413,227
Less — unamortized discount				1,064	—
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				—	(1,324)
Total borrowings — net (2)				$455,940	$411,903
____________________________________

(1)	See “Derivatives” below and notes 4 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $457.0 million and $413.2 million at June 30, 2014 and December 31, 2013, respectively. The $43.7 million increase in borrowings was primarily a result of the refinancing of our Senior Secured Notes on April 9, 2014.

Of our total borrowings, $452.1 million, or approximately 98.9 percent, was subject to variable interest rates at June 30, 2014. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.5 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.3 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net cash provided by (used in) operating activities	$10,353	$9,385	$(2,016)	$(3,295)
Capital expenditures	(11,934)	(10,889)	(21,835)	(19,771)
Proceeds from furnace malfunction insurance recovery	—	—	4,346	—
Proceeds from asset sales and other	—	4	4	8
Free Cash Flow (1)	$(1,581)	$(1,500)	$(19,501)	$(23,058)
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

Discussion of Second Quarter 2014 vs. Second Quarter 2013 Cash Flow

Our net cash provided by operating activities was $10.4 million in the second quarter of 2014, compared to $9.4 million in the second quarter of 2013, an improvement of $1.0 million. Favorably impacting cash flow from operations were lower interest payments of $4.1 million, lower income tax payments of $4.5 million and the non-repeat of abandoned property payments of $4.5 million from 2013. Partially offsetting these were the unfavorable change in working capital of $9.7 million (accounts receivable, inventories, and accounts payable), an increase in prepaids of $1.6 million and payment on the terminated interest rate swap of $1.1 million.

Our net cash used in investing activities was ($11.9) million and ($10.9) million in the second quarter of 2014 and 2013, respectively, primarily representing capital expenditures for 2014.

Net cash provided by (used in) financing activities was $0.4 million in the second quarter of 2014, compared to ($34.1) million in the year-ago quarter. Second quarter 2014 reflects the impact of the refinancing of the Senior Secured Notes to the Term Loan B of ($10.3) million offset by the net proceeds drawn on the ABL facility of $7.0 million, other borrowings of $2.0 million and proceeds from stock option exercises of $1.8 million. The second quarter 2013 reflects Senior Secured Note payments of $45.0 million, offset by $9.8 million in the net borrowings on the ABL credit facility.

Our Free Cash Flow of ($1.6) million during the second quarter of 2014 remained flat compared to ($1.5) million in the year-ago quarter. The primary contributors to this change were the cash flow impacts in the current period of $1.0 million and ($1.0) million from operating and investing activities, respectively, as discussed above.

Discussion of First Six Months 2014 vs. First Six Months 2013 Cash Flow

Our net cash used in operating activities was ($2.0) million and ($3.3) million in the first six months of 2014 and 2013, respectively, an improvement of $1.3 million. Favorably impacting cash flow from operations were a favorable change in working capital of $1.3 million (accounts receivable, inventories, and accounts payable), lower interest payments of $4.2 million, lower income tax payments of $4.5 million and the non-repeat of abandoned property payments of $4.5 million from 2013. Partially offsetting these were the unfavorable change in prepaids of $4.0 million, payment on the terminated interest rate swap of $1.1 million and lower net income.

Our net cash used in investing activities was ($17.5) million and ($19.8) million in the first six months of 2014 and 2013, respectively, primarily representing capital expenditures, and 2014 capital expenditures are partially offset by receipt of proceeds from the furnace malfunction insurance recovery.

Net cash provided by (used in) financing activities was $0.7 million in the first six months of 2014, compared to ($33.6) million in the year-ago period. The first half of 2014 reflects the impact of the Senior Secured Notes refinanced to the Term Loan B of ($10.3) million offset by the net proceeds drawn on the ABL facility of $7.0 million, other borrowings of $2.0 million and proceeds from stock option exercises of $2.1 million. The second quarter 2013 reflects Senior Secured Note payments of $45.0 million and call premium payments of $1.4 million, offset by $9.8 million in the net borrowings on the ABL credit facility and stock options exercised of $3.0 million.

Our Free Cash Flow was ($19.5) million during the first six months of 2014, compared to ($23.1) million in the first six months of 2013, an improvement of $3.6 million. The primary contributors to this change were the favorable cash flow impact in the current period of $1.3 million and $2.3 million from operating and investing activities, respectively, as discussed above.

Derivatives

In 2012, we entered into an Interest Rate Agreement (Rate Agreement) with a notional amount of $45.0 million that was to mature in 2020. The Rate Agreement was executed in order to convert a portion of the fixed rate debt under the Senior Secured Notes into floating rate debt and maintain a capital structure containing fixed and floating rate debt. As of July 1, 2013, we de-designated 10 percent of the Rate Agreement representing $4.5 million in order to keep the designated notional amount of the Rate Agreement in alignment with 10 percent of our Senior Secured Notes. Upon the refinancing of the Senior Secured Notes, the Rate Agreement was called at fair value on May 9, 2014. We paid $1.1 million. The remaining balance of the carrying value adjustment on debt related to the Rate Agreement of $0.8 million was recognized as a loss in the loss on redemption of debt on the Condensed Consolidated Statements of Operations. See notes 4 and 9 to the Condensed Consolidated Financial Statements for further discussion.

The fair market value for the Rate Agreement at December 31, 2013, was a $2.1 million liability. The fair market value of the Rate Agreement was based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2014, we had commodity futures contracts for 3,020,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.1 million asset. We have hedged a portion of our forecasted transactions through December 2015. At December 31, 2013, we had commodity futures contracts for 1,520,000 million BTUs of natural gas with a fair market value of a $0.4 million asset. The counterparties for these derivatives were rated BBB+ or better as of June 30, 2014, by Standard & Poor’s.

Contractual Obligations

The following table presents our existing contractual obligations at June 30, 2014 and related future cash requirements:

Contractual Obligations(1) (dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings	$457,004	$9,761	$11,284	$17,959	$418,000
Interest payments(2)	113,535	16,812	32,918	32,237	31,568
Long-term operating leases	77,966	13,483	19,198	15,698	29,587
Pension and nonpension(3)	7,085	7,085	—	—	—
Purchase obligations(4)	42,997	28,384	12,289	2,176	148
Long-term incentive plans	2,606	1,254	1,352	—	—
Total obligations	$701,193	$76,779	$77,041	$68,070	$479,303
_______________________________________

(1)	Amounts reported in local currencies have been translated at 2014 exchange rates.

(2)	The obligations for interest payments are based on June 30, 2014 debt levels and interest rates.

(3)
This amount represents July through December 2014 expected contributions to our global pension and nonpension benefit plans. We have not estimated pension contributions beyond 2014 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(4)
The purchase obligations consist principally of contracted amounts for energy, raw materials and fixed assets. The amount excludes purchase orders in the ordinary course of business that may be canceled. We do not believe such purchase orders will adversely affect our liquidity position.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at June 30, 2014, totaled $6.8 million.

We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits of $0.8 million at June 30, 2014 is not included in the table above. See note 6 to the Condensed Consolidated Financial Statements for additional information.

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

Interest Rates

We are exposed to market risks associated with changes in interest rates on our debt. We had $452.1 million of debt subject to variable interest rates at June 30, 2014. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.5 million on an annual basis.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of June 30, 2014.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2014	—	—	—	1,000,000
May 1 to May 31, 2014	—	—	—	1,000,000
June 1 to June 30, 2014	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares have been purchased from 2003 through the six months ended June 30, 2014.

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

4.2
Amended and Restated Credit Agreement, dated February 8, 2010, among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, Libbey Inc., as a loan guarantor, the other loan parties party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents, Wells Fargo Capital Finance, LLC, as Documentation Agent, and the other lenders and agents party thereto (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on February 12, 2010 and incorporated herein by reference).

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

Libbey Inc.

Date:	August 8, 2014	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer