Form 10-Q
period 2014-09-30
LIBBEY INC
filed 2014-11-05
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Common Stock, $.01 par value 21,665,457 shares at October 31, 2014.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2014	2013
Net sales	$215,957	$204,386
Freight billed to customers	931	924
Total revenues	216,888	205,310
Cost of sales	166,573	165,405
Gross profit	50,315	39,905
Selling, general and administrative expenses	29,573	25,519
Special charges	—	390
Income from operations	20,742	13,996
Other income (expense)	1,340	(706)
Earnings before interest and income taxes	22,082	13,290
Interest expense	4,797	7,706
Income (loss) before income taxes	17,285	5,584
Provision for income taxes	3,527	835
Net income (loss)	$13,758	$4,749

Net income (loss) per share:
Basic	$0.63	$0.22
Diluted	$0.62	$0.21
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Net sales	$621,074	$597,766
Freight billed to customers	2,638	2,447
Total revenues	623,712	600,213
Cost of sales	480,791	460,614
Gross profit	142,921	139,599
Selling, general and administrative expenses	89,177	81,551
Special charges	—	4,619
Income from operations	53,744	53,429
Loss on redemption of debt	(47,191)	(2,518)
Other income (expense)	1,340	(1,090)
Earnings before interest and income taxes	7,893	49,821
Interest expense	17,984	24,267
Income (loss) before income taxes	(10,091)	25,554
Provision for income taxes	4,703	6,380
Net income (loss)	$(14,794)	$19,174

Net income (loss) per share:
Basic	$(0.68)	$0.90
Diluted	$(0.68)	$0.87
Dividends per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss)	$13,758	$4,749	$(14,794)	$19,174

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	2,301	3,577	5,734	12,660
Change in fair value of derivative instruments, net of tax	(525)	(27)	(799)	509
Foreign currency translation adjustments	(8,022)	4,528	(9,395)	3,938
Other comprehensive income, net of tax	(6,246)	8,078	(4,460)	17,107

Comprehensive income (loss)	$7,512	$12,827	$(19,254)	$36,281
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$24,089	$42,208
Accounts receivable — net	106,459	94,549
Inventories — net	189,221	163,121
Prepaid and other current assets	33,168	24,838
Total current assets	352,937	324,716
Pension asset	34,364	33,615
Purchased intangible assets — net	18,194	19,325
Goodwill	167,379	167,379
Deferred income taxes	5,727	5,759
Other assets	10,507	13,534
Total other assets	236,171	239,612
Property, plant and equipment — net	268,830	265,662
Total assets	$857,938	$829,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$78,895	$79,620
Salaries and wages	28,991	32,403
Accrued liabilities	50,728	41,418
Accrued income taxes	—	1,374
Pension liability (current portion)	3,100	3,161
Non-pension postretirement benefits (current portion)	4,758	4,758
Long-term debt due within one year	7,896	5,391
Total current liabilities	174,368	168,125
Long-term debt	446,653	406,512
Pension liability	37,861	40,033
Non-pension postretirement benefits	58,137	59,065
Deferred income taxes	11,532	11,672
Other long-term liabilities	11,994	13,774
Total liabilities	740,545	699,181

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,661,557 shares issued in 2014 (21,316,480 shares issued in 2013)	217	213
Capital in excess of par value	329,201	323,367
Retained deficit	(134,405)	(119,611)
Accumulated other comprehensive loss	(77,620)	(73,160)
Total shareholders’ equity	117,393	130,809
Total liabilities and shareholders’ equity	$857,938	$829,990

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$13,758	$4,749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,569	11,773
Loss on asset sales and disposals	234	481
Change in accounts receivable	(1,926)	732
Change in inventories	(9,460)	3,722
Change in accounts payable	767	318
Accrued interest and amortization of discounts and finance fees	384	7,266
Pension & non-pension postretirement benefits	(349)	3,118
Restructuring	—	(797)
Accrued liabilities & prepaid expenses	4,105	3,533
Income taxes	1,498	(2,106)
Share-based compensation expense	1,109	990
Other operating activities	(616)	988
Net cash provided by operating activities	19,073	34,767

Investing activities:
Additions to property, plant and equipment	(16,693)	(10,381)
Proceeds from asset sales and other	3	73
Net cash used in investing activities	(16,690)	(10,308)

Financing activities:
Borrowings on ABL credit facility	33,400	12,400
Repayments on ABL credit facility	(31,500)	(22,200)
Other repayments	(5,201)	(4,397)
Other borrowings	3,250	6,094
Repayments on Term Loan B	(1,100)	—
Stock options exercised	759	2,059
Debt issuance costs and other	(91)	—
Net cash provided by (used in) financing activities	(483)	(6,044)

Effect of exchange rate fluctuations on cash	(1,020)	507
Increase (decrease) in cash	880	18,922

Cash at beginning of period	23,209	10,544
Cash at end of period	$24,089	$29,466

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$4,160	$271
Cash paid during the period for income taxes	$2,591	$2,280
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(14,794)	$19,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,837	34,170
Loss on asset sales and disposals	247	514
Change in accounts receivable	(18,325)	(10,147)
Change in inventories	(28,823)	(14,770)
Change in accounts payable	2,119	(5,999)
Accrued interest and amortization of discounts and finance fees	1,729	7,876
Call premium on senior notes	37,348	1,350
Write-off of finance fees on senior notes	9,086	1,168
Pension & non-pension postretirement benefits	2,420	8,322
Restructuring	(289)	2,858
Accrued liabilities & prepaid expenses	(3,617)	(13,052)
Income taxes	(2,425)	(6,285)
Share-based compensation expense	3,746	3,299
Other operating activities	(2,202)	2,994
Net cash provided by operating activities	17,057	31,472

Investing activities:
Additions to property, plant and equipment	(38,528)	(30,152)
Proceeds from furnace malfunction insurance recovery	4,346	—
Proceeds from asset sales and other	7	81
Net cash used in investing activities	(34,175)	(30,071)

Financing activities:
Borrowings on ABL credit facility	54,700	42,800
Repayments on ABL credit facility	(45,800)	(42,800)
Other repayments	(5,316)	(4,511)
Other borrowings	5,214	6,094
Payments on 6.875% senior notes	(405,000)	(45,000)
Proceeds from Term Loan B	438,900	—
Repayments on Term Loan B	(1,100)	—
Call premium on senior notes	(37,348)	(1,350)
Stock options exercised	2,881	5,107
Debt issuance costs and other	(6,959)	—
Net cash provided by (used in) financing activities	172	(39,660)

Effect of exchange rate fluctuations on cash	(1,173)	517
Increase (decrease) in cash	(18,119)	(37,742)

Cash at beginning of period	42,208	67,208
Cash at end of period	$24,089	$29,466

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$15,827	$16,119
Cash paid during the period for income taxes	$5,884	$10,095
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Stock-based compensation expense	$1,109	$990	$3,746	$3,299

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern" (ASU 2014-15), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2014	December 31, 2013
Accounts receivable:
Trade receivables	$104,493	$87,499
Other receivables (see note 14)	1,966	7,050
Total accounts receivable, less allowances of $5,910 and $5,846	$106,459	$94,549

Inventories:
Finished goods	$170,505	$144,945
Work in process	1,321	1,615
Raw materials	4,869	4,558
Repair parts	11,122	10,550
Operating supplies	1,404	1,453
Total inventories, less loss provisions of $4,675 and $4,913	$189,221	$163,121

Prepaid and other current assets:
Value added tax	$14,821	$6,697
Prepaid expenses	8,826	8,396
Deferred income taxes	5,837	5,840
Prepaid income taxes	3,410	3,511
Derivative asset	274	394
Total prepaid and other current assets	$33,168	$24,838

Other assets:
Deposits	$912	$919
Finance fees — net of amortization	7,261	10,472
Other assets	2,334	2,143
Total other assets	$10,507	$13,534

Accrued liabilities:
Accrued incentives	$25,451	$17,830
Workers compensation	6,838	7,108
Medical liabilities	3,718	3,433
Interest	3,905	3,331
Commissions payable	1,079	1,067
Withholdings and other non-income tax accruals	2,396	1,929
Other accrued liabilities	7,341	6,720
Total accrued liabilities	$50,728	$41,418

Other long-term liabilities:
Deferred liability	$7,001	$7,424
Derivative liability	68	2,073
Other long-term liabilities	4,925	4,277
Total other long-term liabilities	$11,994	$13,774

4.	Borrowings

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

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2014	December 31, 2013
Borrowings under ABL Facility	floating		April 9, 2019	$8,900	$—
Term Loan B	floating		April 9, 2021	438,900	—
Senior Secured Notes	6.875%	(1)	May 15, 2020	—	405,000
Promissory Note	6.00%		October, 2014 to September, 2016	506	681
RMB Working Capital Loan	floating		September, 2014	—	5,157
RMB Working Capital Loan	6.78%		July, 2015	3,250	—
AICEP Loan	0.00%		January, 2016 to July 30, 2018	4,015	2,389
Total borrowings				455,571	413,227
Less — unamortized discount				1,022	—
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				—	(1,324)
Total borrowings — net				454,549	411,903
Less — long term debt due within one year				7,896	5,391
Total long-term portion of borrowings — net				$446,653	$406,512
_____________________________

(1)	See Interest Rate Agreement under “Term Loan B and Senior Secured Notes” below and in note 9.

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at September 30, 2014. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at September 30, 2014. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL Facility availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were borrowings of $8.9 million under the ABL Facility at September 30, 2014. There were no Libbey Glass or Libbey Europe borrowings under the ABL Facility at December 31, 2013. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL Facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.7 million. There were $0.6 million mark-to-market reserves for natural gas contracts offsetting the borrowing base as of September 30, 2014. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At September 30, 2014, we had $6.8 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $83.1 million at September 30, 2014, compared to $70.5 million under the ABL Facility at December 31, 2013.

Term Loan B and Senior Secured Notes

On April 9, 2014, Libbey Glass consummated its $440.0 million Term Loan B. The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter beginning September 30, 2014. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent per year at September 30, 2014, and will mature on April 9, 2021. We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

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

We had an Interest Rate Agreement in place through May 9, 2014 with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Interest Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Interest Rate Agreement at May 9, 2014, excluding applicable fees, was 5.5 percent. Total remaining Senior Secured Notes not covered by the Interest Rate Agreement had a fixed interest rate of 6.875 percent per year. We settled the swap at fair value, resulting in a payment of $1.1 million on May 13, 2014. Upon the redemption of the Senior Secured Notes, the unamortized balance of $0.8 million of the carrying value adjustment on debt related to the Interest Rate Agreement was recognized as expense in loss on redemption of debt on the Condensed Consolidated Statements of Operations.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Fair market value of Rate Agreement - asset (liability)	$—	$(2,073)
Adjustment to increase (decrease) carrying value of the related long-term debt	$—	$(1,324)

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

Promissory Note

In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. At September 30, 2014, we had $0.5 million outstanding on the promissory note. Principal and interest with respect to the promissory note are paid monthly.

Notes Payable

We have an overdraft line of credit for a maximum of €1.0 million. At September 30, 2014, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

RMB Working Capital Loan

On September 2, 2013, Libbey China entered into a RMB 31.5 million (approximately $5.2 million) working capital loan with China Construction Bank (CCB) to cover seasonal working capital needs. The 364-day loan was set to mature on September 1, 2014, and had a variable interest rate as announced by the People's Bank of China. On July 14, 2014, Libbey China prepaid the working capital loan along with accrued and unpaid interest. The loan held an annual interest rate of 6.3 percent at the repayment date. This obligation was secured by a mortgage lien on the Libbey China facility.

On July 24, 2014, Libbey China entered into a new RMB 20.0 million (approximately $3.3 million) working capital loan with CCB to cover seasonal working capital needs. The new working capital loan will mature on July 23, 2015, and has a fixed interest rate of 6.78 percent, which is paid monthly. This obligation is secured by a mortgage lien on the Libbey China facility.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €3.2 million (approximately $4.0 million) at September 30, 2014, and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. The $438.9 million outstanding on the Term Loan B had an estimated fair value of $431.2 million at September 30, 2014. At December 31, 2013, the Senior Secured Notes had an estimated fair value of $437.4 million. The fair value of the remainder of our debt approximates carrying value at September 30, 2014 and December 31, 2013 due to variable rates.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At September 30, 2014, we had $8.9 million borrowings under our ABL Facility and $6.8 million in letters of credit issued under that facility. As a result, we had $83.1 million of unused availability remaining under the ABL Facility at September 30, 2014. In addition, at September 30, 2014, we had $24.1 million of cash on hand.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. In connection with this plan, we incurred pretax charges of approximately $7.5 million. For the three months ended September 30, 2013, we recorded a pretax charge of $0.4 million. For the nine months ended September 30, 2014 and 2013, we recorded a pretax charge of $1.0 million and $6.3 million, respectively. These charges included employee termination costs, fixed asset impairment charges, depreciation expense and other restructuring expenses. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets was to adjust certain machinery and equipment to the estimated fair market value. These activities are all within the Americas segment and were completed by March 31, 2014.

The following table summarizes the pretax charges incurred in 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,		Total Charges to Date
(dollars in thousands)	2014	2013	2014	2013
Accelerated depreciation & other	$—	$—	$—	$1,699	$1,685
Other restructuring expenses	—	—	985	—	985
Included in cost of sales	—	—	985	1,699	2,670

Employee termination cost & other	—	(23)	—	1,887	1,794
Fixed asset write-down	—	—	—	1,992	1,924
Other restructuring expenses	—	413	—	740	1,141
Included in special charges	—	390	—	4,619	4,859
Total pretax charge	$—	$390	$985	$6,318	$7,529

The following is the capacity realignment reserve activity for the nine months ended September 30, 2014:

(dollars in thousands)	Reserve Balance at January 1, 2014	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at September 30, 2014
Employee termination cost & other	$289	$—	$(289)	$—	$—
Other restructuring expenses	—	985	(985)	—	—
Total	$289	$985	$(1,274)	$—	$—

6.	Income Taxes

Our effective tax rate was (46.6) percent for the nine months ended September 30, 2014, compared to 25.0 percent for the nine months ended September 30, 2013. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, accruals related to uncertain tax positions, intraperiod tax allocation, and tax planning structures. At September 30, 2014 and December 31, 2013, we had $0.8 million and $1.3 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. Tax benefits, exclusive of interest and penalties, of zero and $0.6 million were recorded in our income tax provision for the three months and the nine months ended September 30, 2014, respectively, due to expirations of statutes of limitations. During the three months and the nine months ended September 30, 2013, we recorded tax benefits, exclusive of interest and penalties, of zero and $0.5 million, respectively.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. For periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. Tax benefits of $0.3 million and $1.9 million were recorded in our income tax provision for the three months and nine months ended September 30, 2014, respectively. There were no similar benefits recorded for the three months and nine months ended September 30, 2013.

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

Despite our 2013 improvement in financial results in the U.S., management has concluded that in consideration of our projected 2014 loss, the duration and magnitude of our U.S. operating losses, and the current U.S. economic environment and competitive landscape, we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our deferred tax assets. Accordingly, we continue to maintain a valuation allowance related to our net deferred tax assets in the U.S.

The valuation allowance in the Netherlands has been maintained since 2006 and a significant piece of evidence used in our assessment has been a history of cumulative losses through 2013. The weight applied to other subjective evidence, such as projected financial results, has been limited. Despite its historical losses, the Netherlands is forecasted to move into a small three year cumulative income position in 2014. Before we would change our judgment of the need for a full valuation allowance, a sustained period of operating profitability is required. Considering the duration and magnitude of our Netherlands operating losses, the current European economic environment and the competitive landscape, it is our judgment that we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against deferred tax assets in the Netherlands. If we generate significant pre-tax earnings in the Netherlands in 2014 and plans for 2015 and beyond show continued profitability, we may have sufficient evidence to release all or a portion of our valuation allowance on our Netherlands deferred tax assets in the foreseeable future. At December 31, 2013, the valuation allowance in the Netherlands was $9.2 million. We will continue to monitor and assess the need for a valuation allowance in all our jurisdictions in the upcoming quarters.

Income tax payments consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Total income tax payments, net of refunds	$3,525	$2,715	$8,678	$12,254
Less: credits or offsets	934	435	2,794	2,159
Cash paid, net	$2,591	$2,280	$5,884	$10,095

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$916	$1,184	$567	$729	$1,483	$1,913
Interest cost	3,845	3,582	1,396	1,271	5,241	4,853
Expected return on plan assets	(5,597)	(5,571)	(616)	(547)	(6,213)	(6,118)
Amortization of unrecognized:
Prior service cost	265	293	55	65	320	358
Loss	1,014	2,095	253	223	1,267	2,318
Settlement charge	—	424	—	336	—	760
Pension expense	$443	$2,007	$1,655	$2,077	$2,098	$4,084

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$2,748	$3,554	$1,724	$2,137	$4,472	$5,691
Interest cost	11,534	10,564	4,242	3,722	15,776	14,286
Expected return on plan assets	(16,790)	(16,775)	(1,872)	(1,524)	(18,662)	(18,299)
Amortization of unrecognized:
Prior service cost	794	879	170	187	964	1,066
Loss	3,043	6,445	770	676	3,813	7,121
Settlement charge	—	1,139	—	336	—	1,475
Pension expense	$1,329	$5,806	$5,034	$5,534	$6,363	$11,340

During the three and nine months ended September 30, 2013, we incurred pension settlement charges totaling $0.8 million and $1.5 million, respectively. The pension settlement charges were triggered by excess lump sum distributions, which required us to record unrecognized gains and losses in our pension plan accounts. We have contributed $1.2 million and $3.1 million of cash into our pension plans for the three and nine months ended September 30, 2014, respectively. Pension contributions for the remainder of 2014 are estimated to be $3.2 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$252	$298	$—	$—	$252	$298
Interest cost	710	655	26	29	736	684
Amortization of unrecognized:
Prior service cost	35	35	—	—	35	35
Loss / (gain)	66	214	—	—	66	214
Non-pension postretirement benefit expense	$1,063	$1,202	$26	$29	$1,089	$1,231

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$755	$893	$1	$1	$756	$894
Interest cost	2,130	1,966	82	83	2,212	2,049
Amortization of unrecognized:
Prior service cost	105	105	—	—	105	105
Loss / (gain)	200	643	—	—	200	643
Non-pension postretirement benefit expense	$3,190	$3,607	$83	$84	$3,273	$3,691

Our 2014 estimate of non-pension cash payments is $4.8 million, and we have paid $1.8 million and $3.9 million for the three and nine months ended September 30, 2014, respectively.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2014	2013	2014	2013
Numerators for earnings per share:
Net income (loss) that is available to common shareholders	$13,758	$4,749	$(14,794)	$19,174

Denominator for basic earnings per share:
Weighted average shares outstanding	21,799,782	21,492,625	21,667,408	21,300,212

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	440,531	730,697	—	629,200
Adjusted weighted average shares and assumed conversions	22,240,313	22,223,322	21,667,408	21,929,412

Basic earnings (loss) per share	$0.63	$0.22	$(0.68)	$0.90

Diluted earnings (loss) per share	$0.62	$0.21	$(0.68)	$0.87

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	—	—	458,658	—
Inclusion would have been anti-dilutive (excluded from calculation)	192,090	319,288	151,732	280,859

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	September 30, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$394
Natural gas contracts	Other assets	—	Other assets	19
Total designated		—		413
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	274	Prepaid and other current assets	—
Total undesignated		274		—
Total		$274		$413

	Liability Derivatives:
(dollars in thousands)	September 30, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Accrued liabilities	$438	Accrued liabilities	$—
Natural gas contracts	Other long-term liabilities	68	Other long-term liabilities	—
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	1,866
Total designated		506		1,866
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	207
Total undesignated		—		207
Total		$506		$2,073

Interest Rate Swaps as Fair Value Hedges

In 2012, we entered into an interest rate swap agreement (Rate Agreement) with a notional amount of $45.0 million that was to mature in 2020. The Rate Agreement was executed in order to convert a portion of the fixed rate debt under the Senior Secured Notes into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Upon the refinancing of the Senior Secured Notes, the Rate Agreement was called at fair value on May 9, 2014, resulting in a subsequent payment of $1.1 million. The remaining balance of the carrying value adjustment on debt related to the Rate Agreement was recognized as a loss in loss on redemption of debt on the Condensed Consolidated Statements of Operations. See note 4 for further discussion.

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

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations from the de-designated portion of our Rate Agreement:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Interest rate swap	$—	$(163)	$140	$(163)
Related long-term debt	—	—	(589)	—
Net impact	$—	$(163)	$(449)	$(163)

The following table provides a summary of the gain (loss) recognized on the Condensed Consolidated Statements of Operations from the designated portion of our Rate Agreement:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Interest rate swap	$—	$330	$497	$(1,749)
Related long-term debt	—	(245)	(735)	1,265
Net impact	$—	$85	$(238)	$(484)

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related designated and de-designated interest rate swap was recorded on the Condensed Consolidated Statements of Operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Loss on redemption of debt	$—	$—	$(757)	$—
Other income (expense)	—	(78)	70	(647)
Net impact	$—	$(78)	$(687)	$(647)

Commodity Futures Contracts Designated as Cash Flow Hedges

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of September 30, 2014, we had commodity contracts for 3,650,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2013, we had commodity contracts for 1,520,000 million BTUs of natural gas.

All of our natural gas derivatives qualify and are designated as cash flow hedges at September 30, 2014. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statements of Operations. We recognized in the nine months ended September 30, 2013 $(0.3) million of ineffectiveness in other income (expense) in the Condensed Consolidated Statements of Operations for certain contracts at our Mexico facility. This ineffectiveness was related to a change in pricing caused by the Mexican government instituting a surcharge. The ineffectiveness was not expected to continue so the contracts have been treated as effective under FASB ASC 815 "Derivatives and Hedging." We paid (received) additional cash of $0.1 million and $(0.8) million in the three and nine months ended September 30, 2014, respectively, (comparable 2013 amounts were immaterial), due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.4 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(670)	$(78)	$(164)	$512
Total	$(670)	$(78)	$(164)	$512

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2014	2013	2014	2013
Derivative:	Location:
Natural gas contracts	Cost of sales	$(58)	$26	$756	$32
Total impact on net income (loss)		$(58)	$26	$756	$32

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. At September 30, 2014, we had C$9.6 million in foreign currency contracts. At December 31, 2013, we had no active foreign currency contracts. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2014	2013	2014	2013
Derivative:	Location:
Currency contracts	Other income (expense)	$461	$(273)	$274	$144
Total		$461	$(273)	$274	$144

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of September 30, 2014, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended September 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on June 30, 2014	$3,181	$947	$(75,502)	$(71,374)

Other comprehensive income (loss)	(8,022)	(670)	—	(8,692)
Currency impact	—	—	933	933

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,333	1,333
Amortization of prior service cost (1)	—	—	355	355
Cost of sales	—	58	—	58
Current-period other comprehensive income (loss)	(8,022)	(612)	2,621	(6,013)
Tax effect	—	87	(320)	(233)
Balance on September 30, 2014	$(4,841)	$422	$(73,201)	$(77,620)

Nine months ended September 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2013	$4,554	$1,221	$(78,935)	$(73,160)

Other comprehensive income (loss)	(9,395)	(164)	1,292	(8,267)
Currency impact	—	—	1,243	1,243

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	4,013	4,013
Amortization of prior service cost (1)	—	—	1,069	1,069
Cost of sales	—	(756)	—	(756)
Current-period other comprehensive income (loss)	(9,395)	(920)	7,617	(2,698)
Tax effect	—	121	(1,883)	(1,762)
Balance on September 30, 2014	$(4,841)	$422	$(73,201)	$(77,620)

Three months ended September 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on June 30, 2013	$(2,231)	$1,025	$(130,805)	$(132,011)

Other comprehensive income (loss)	4,528	(78)	760	5,210
Currency impact	—	—	(33)	(33)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,532	2,532
Amortization of prior service cost (1)	—	—	393	393
Cost of sales	—	(26)	—	(26)
Current-period other comprehensive income (loss)	4,528	(104)	3,652	8,076
Tax effect	—	77	(75)	2
Balance on September 30, 2013	$2,297	$998	$(127,228)	$(123,933)

Nine months ended September 30, 2013 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Other comprehensive income (loss)	3,938	512	3,819	8,269
Currency impact	—	—	(108)	(108)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	7,764	7,764
Amortization of prior service cost (1)	—	—	1,171	1,171
Cost of sales	—	(32)	—	(32)
Current-period other comprehensive income (loss)	3,938	480	12,646	17,064
Tax effect	—	29	14	43
Balance on September 30, 2013	$2,297	$998	$(127,228)	$(123,933)
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net Sales:
Americas	$149,366	$141,390	$425,741	$406,740
EMEA	37,684	35,491	111,413	107,714
U.S. Sourcing	20,574	19,868	59,704	58,548
Other	8,333	7,637	24,216	24,764
Consolidated	$215,957	$204,386	$621,074	$597,766

Segment EBIT:
Americas	$25,489	$21,224	$73,464	$73,149
EMEA	909	(135)	3,072	(806)
U.S. Sourcing	2,206	2,067	5,375	7,186
Other	721	(1,831)	2,035	1,283
Total Segment EBIT	$29,325	$21,325	$83,946	$80,812

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$29,325	$21,325	$83,946	$80,812
Retained corporate costs	(7,243)	(4,448)	(21,995)	(16,462)
Loss on redemption of debt (note 4)	—	—	(47,191)	(2,518)
Pension settlement (note 7)	—	(760)	—	(1,475)
Furnace malfunction (note 14)	—	(2,437)	(5,882)	(2,437)
Restructuring charges (note 5)	—	(390)	(985)	(6,318)
Abandoned property (note 14)	—	—	—	(1,781)
Interest expense	(4,797)	(7,706)	(17,984)	(24,267)
Income taxes	(3,527)	(835)	(4,703)	(6,380)
Net income (loss)	$13,758	$4,749	$(14,794)	$19,174

Depreciation & Amortization:
Americas	$5,153	$5,975	$16,963	$19,824
EMEA	2,624	2,930	7,988	7,923
U.S. Sourcing	6	9	20	27
Other	1,444	2,578	4,716	5,350
Corporate	342	281	1,150	1,046
Consolidated	$9,569	$11,773	$30,837	$34,170

Capital Expenditures:
Americas	$15,196	$4,231	$31,991	$18,140
EMEA	1,070	1,307	4,348	4,348
U.S. Sourcing	—	—	—	32
Other	359	3,955	1,251	5,578
Corporate	68	888	938	2,054
Consolidated	$16,693	$10,381	$38,528	$30,152

12.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(506)	$—	$(506)	$—	$413	$—	$413
Currency contracts	—	274	—	274	—	—	—	—
Interest rate agreement	—	—	—	—	—	(2,073)	—	(2,073)
Net derivative asset (liability)	$—	$(232)	$—	$(232)	$—	$(1,660)	$—	$(1,660)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	September 30, 2014	December 31, 2013
Prepaid and other current assets	$274	$394
Other assets	—	19
Accrued liabilities	(438)	—
Other long-term liabilities	(68)	(2,073)
Net derivative asset (liability)	$(232)	$(1,660)

13.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Gain (loss) on currency translation	$1,208	$(636)	$577	$(438)
Hedge ineffectiveness	—	(78)	70	(923)
Other non-operating income (expense)	132	8	693	271
Other income (expense)	$1,340	$(706)	$1,340	$(1,090)

14.	Contingencies

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

U.S. EPA has completed its Remedial Investigation (RI), Feasibility Study (FS), Risk Assessment (RA) and Proposed Remedial Action Plan (PRAP). On October 13, 2014, Libbey was informed that EPA issued its Record of Decision (RoD) on September 30, 2014. The RoD indicates that EPA's estimate of the cost of remediation ranges between approximately $17.0 million (assuming local disposal of contaminated sediments is feasible) and approximately $24.8 million (assuming local disposal is not feasible). However, the RoD acknowledges that the final cost of the cleanup will depend upon the actual volume of contaminated material, the degree to which it is contaminated, and where the excavated soil and sediment is properly disposed. In connection with the General Motors Corporation bankruptcy, EPA recovered $22.0 million from Motors Liquidation Company (GM), the successor to General Motors Corporation. If the cleanup costs do not exceed the amount recovered by EPA from GM, Syracuse China may suffer no loss. If and to the extent the cleanup costs exceed the amount recovered by EPA from GM, it is not yet known whether other potentially responsible parties (PRPs) will be added to the current group of PRPs or how any excess costs may be allocated among the PRPs.

To the extent that Syracuse China may have liability with respect to the Lower Ley Creek sub-site and to the extent the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claim for indemnification under the Asset Purchase Agreement. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material impact on our financial condition, results of operations or liquidity.

Insurance claim

In September of 2013, Libbey had a furnace malfunction at our manufacturing facility in Toledo, Ohio, resulting in an insurance claim. At December 31, 2013, partial insurance proceeds of $5.0 million were recognized in accounts receivable on the open claim. Cash was received in the first quarter of 2014, with $4.3 million recorded as an investing activity and $0.7 million recorded as cash from operations on the Condensed Consolidated Statements of Cash Flows. On October 13, 2014, we received notification from the insurance company of the final settlement of our insurance claim. See note 15 for further discussion of this subsequent event.

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

15.	Subsequent Event

On October 13, 2014, we received a settlement notification from our insurance company on our open claim related to the 2013 furnace malfunction at our manufacturing facility in Toledo, Ohio. The total reimbursement for the claim and related expenses is $15.7 million. $5.0 million was recognized in 2013 in accounts receivable and received in the first quarter of 2014. The remaining $10.7 million will be recognized in the fourth quarter of 2014 in accordance with gain contingency accounting standards.

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

Overview

During the third quarter of 2014, we continued to operate in a very competitive environment in a soft global economy. The pressures on retailers, restaurants and consumer durables companies experienced in 2013 around the globe have continued through 2014. Consumer sentiment in the U.S. has improved slightly in the third quarter of 2014, as major foodservice indices indicate same-store restaurant traffic increased over the second quarter of 2014, but remains below the third quarter of 2013. The significant fiscal reform that was adopted in Mexico in late 2013 continued to impact the first nine months of 2014, dampening consumer confidence, which drives a sizable portion of the Mexican economy. In addition, Mexican retailers reported a decline in same-store sales compared to 2013. The European economy is negatively impacted by the geopolitical situation and the fear of deflation. In China the rate of economic growth within the consumer segment continues to be weak. Specifically affecting our business is the very tight credit environment and Chinese government restrictions on consumption and entertaining referred to collectively as the "Eight Regulations." Additionally, several of our competitors continue to experience financial difficulty and therefore the competitive environment remains very challenging. Despite these factors, our consolidated net sales were up 5.7 percent for the third quarter as compared to the third quarter of 2013. Our sales for the quarter and year to date period reached record levels in the Company's history.

Adjusted EBITDA for the third quarter of 2014 was $31.7 million, an increase of 10.5 percent compared to Adjusted EBITDA of $28.7 million in the prior year period. The primary factors contributing to the increase in Adjusted EBITDA were the 5.7 percent sales increase which positively impacted Adjusted EBITDA by $6.5 million, the realization of $4.6 million in savings from the recently completed North American capacity realignment, partially offset by lower production of $2.6 million primarily driven by an earlier than planned rebuild of a furnace, higher input costs for natural gas, packaging and electricity of $1.2 million and freight increases of $2.0 million, as well as increased selling and marketing expenses.

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

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2014	2013	2014	2013
Net sales	$215,957	$204,386	$621,074	$597,766
Gross profit (2)	$50,315	$39,905	$142,921	$139,599
Gross profit margin	23.3%	19.5%	23.0%	23.4%
Income from operations (IFO) (2)(3)	$20,742	$13,996	$53,744	$53,429
IFO margin	9.6%	6.8%	8.7%	8.9%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$22,082	$13,290	$7,893	$49,821
EBIT margin	10.2%	6.5%	1.3%	8.3%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$31,651	$25,063	$38,730	$83,991
EBITDA margin	14.7%	12.3%	6.2%	14.1%
Adjusted EBITDA(1)	$31,651	$28,650	$92,788	$96,821
Adjusted EBITDA margin	14.7%	14.0%	14.9%	16.2%
Net income (loss)(2)(3)(4)	$13,758	$4,749	$(14,794)	$19,174
Net income (loss) margin	6.4%	2.3%	(2.4)%	3.2%
Diluted net income (loss) per share	$0.62	$0.21	$(0.68)	$0.87
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Third Quarter 2014 Compared to Third Quarter 2013 and the Discussion of First Nine Months 2014 Compared to First Nine Months 2013 and reasons we believe these non-GAAP financial measures are useful.

(2)
The nine month period ended September 30, 2014 includes $5.9 million for the loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction; and $1.0 million of charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. The three and nine month periods ended September 30, 2013 include $2.4 million for the loss of production and disposal of fixed assets at our Toledo, Ohio, manufacturing facility due to a furnace malfunction; and $0.3 million of pension settlement charges. The nine month period ended September 30, 2013 also includes $1.7 million of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. (See notes 5 and 7 to the Condensed Consolidated Financial Statements.)

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

(4)
In addition to item (3) above, the nine month period ended September 30, 2014 includes a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. The nine month period ended September 30, 2013 includes a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013. (See note 4 to the Condensed Consolidated Financial Statements.)

Discussion of Third Quarter 2014 Compared to Third Quarter 2013
Net Sales
For the quarter ended September 30, 2014, net sales increased 5.7 percent to $216.0 million, compared to $204.4 million in the year-ago quarter. When adjusted for currency impact, net sales increased by 5.8 percent. The increase in net sales was attributable to increased sales of $11.6 million in the Americas, EMEA, U.S. Sourcing, and Other.

	Three months ended September 30,
(dollars in thousands)	2014	2013
Americas	$149,366	$141,390
EMEA	37,684	35,491
U.S. Sourcing	20,574	19,868
Other	8,333	7,637
Consolidated	$215,957	$204,386

Net Sales — Americas

Net sales in the Americas were $149.4 million, compared to $141.4 million in the third quarter of 2013, an increase of 5.6 percent (an increase of 5.9 percent excluding currency fluctuation). The primary contributors were a 7.3 percent increase in net sales within our foodservice channel and a 4.5 percent increase in sales within our retail channel due to a favorable mix and increased volume. Our business-to-business channel experienced a 5.7 percent increase in net sales over the prior year quarter due to a favorable mix, partially offset by lower volume, particularly in candle and floral items.

Net Sales — EMEA

Net sales in EMEA were $37.7 million, compared to $35.5 million in the third quarter of 2013, an increase of 6.2 percent (an increase of 6.0 percent excluding currency fluctuation). The primary contributors to the increased net sales were sales increases in the retail and business-to-business channels of 15.3 percent and 6.2 percent, respectively, offset by a foodservice channel decline of 11.2 percent driven by lower volume, primarily from non-repeat of a major product introduction.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $20.6 million, compared to $19.9 million in the third quarter of 2013, an increase of 3.6 percent. The increase in sales resulted from increased shipments to a variety of customers in our foodservice channel.

Gross Profit

Gross profit increased to $50.3 million in the third quarter of 2014, compared to $39.9 million in the prior year quarter. Gross profit as a percentage of net sales increased to 23.3 percent in the third quarter of 2014, compared to 19.5 percent in the prior year period. The primary drivers of the $10.4 million increase in gross profit were the favorable impact of increased sales of $6.5 million, current year savings of $4.6 million related to the realignment of capacity in the Americas, lower depreciation expense of $2.3 million and savings of $2.4 million related to the prior year's furnace malfunction at our Toledo, Ohio, manufacturing facility. Partially offsetting these factors were increased freight of $2.0 million, higher input costs of $1.2 million and lower production primarily driven by an earlier than planned furnace rebuild of $2.6 million.

Income From Operations

Income from operations for the quarter ended September 30, 2014 increased $6.7 million, to $20.7 million, compared to $14.0 million in the prior year quarter. Income from operations as a percentage of net sales was 9.6 percent for the quarter ended September 30, 2014, compared to 6.8 percent in the prior year quarter. The increase in income from operations is the result of the increase in gross profit of $10.4 million (discussed above). Partially offsetting the increase in gross profit was an increase in selling, general and administrative expense of $4.1 million, driven by our investment in new product development, sales, marketing, and research and development, which we expect will continue to drive 2014 sales and be the catalyst for growth in the future.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended September 30, 2014 increased by $8.8 million to $22.1 million from $13.3 million in the third quarter of 2013. EBIT as a percentage of net sales increased to 10.2 percent in the third quarter of 2014, compared to 6.5 percent in the prior year quarter. The increase in EBIT is primarily the result of the higher income from operations (discussed above) and a favorable $1.8 million change in the currency translation included in other income (expense).

Segment EBIT

The following table summarizes the change in Segment EBIT(1) by reportable segments:

	Three months ended September 30,
(dollars in thousands)	Americas	EMEA	U.S. Sourcing
Segment EBIT, September 30, 2013	$21,224	$(135)	$2,067
Sales, excluding currency	7,581	(302)	200
Manufacturing and distribution	(3,493)	1,280	(253)
Selling, general, administrative and other income/expense	397	46	192
Effects of changing foreign currency rates	(220)	20	—
Segment EBIT, September 30, 2014	$25,489	$909	$2,206
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

Segment EBIT — Americas

Segment EBIT was $25.5 million in the third quarter of 2014, compared to $21.2 million in the third quarter of 2013 an increase of over 20.0 percent. Segment EBIT as a percentage of net sales for the Americas was 17.1 percent in the third quarter of 2014, compared to 15.0 percent in the prior year period. The primary drivers of the $4.3 million increase in Segment EBIT were increased sales of $6.6 million, savings of $4.6 million from the recently completed North American capacity realignment and a $1.9 million favorable translation gain in other income (expense). These favorable items were partially offset by production inefficiencies primarily driven by an earlier than planned furnace rebuild of $2.6 million, other production inefficiencies of $2.5 million, higher input costs of $1.5 million and higher freight costs of $1.6 million.

Segment EBIT — EMEA

Segment EBIT increased to $0.9 million in the third quarter of 2014 compared to a loss of $(0.1) million in the third quarter of 2013. Segment EBIT as a percentage of net sales for EMEA increased to 2.4 percent in the third quarter of 2014, compared to (0.4) percent in the prior-year period. The primary drivers of the $1.0 million increase in Segment EBIT were the realization of $0.4 million from increased production activity and lower input costs of $0.3 million.

Segment EBIT — U.S. Sourcing

Segment EBIT was $2.2 million in the third quarter of 2014, compared to $2.1 million in the third quarter of 2013. Segment EBIT as a percentage of net sales for U.S. Sourcing was 10.7 percent in the third quarter of 2014, compared to 10.4 percent in the prior-year period. The primary driver of the $0.1 million increase in Segment EBIT was a favorable sales impact of $0.2 million due to higher volume.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $6.6 million in the third quarter of 2014, to $31.7 million, compared to $25.1 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 14.7 percent in the third quarter of 2014, from 12.3 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), partially offset by $2.2 million of lower depreciation and amortization.

Adjusted EBITDA

Adjusted EBITDA increased by 10.5 percent, or $3.0 million, in the third quarter of 2014, to $31.7 million, compared to $28.7 million in the third quarter of 2013. As a percentage of net sales, Adjusted EBITDA was 14.7 percent for the third quarter of 2014, compared to 14.0 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below, in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended September 30,
(dollars in thousands)	2014	2013
Net income	$13,758	$4,749
Add: Interest expense	4,797	7,706
Add: Provision for income taxes	3,527	835
Earnings before interest and income taxes (EBIT)	22,082	13,290
Add: Depreciation and amortization	9,569	11,773
Earnings before interest, taxes, deprecation and amortization (EBITDA)	31,651	25,063
Add: Special items before interest and taxes:
Furnace malfunction (see note 14) (1)	—	2,437
Pension settlement (see note 7)	—	760
Restructuring charges (see note 5) (2)	—	390
Adjusted EBITDA	$31,651	$28,650
__________________________________

(1)	Furnace malfunction relates to loss of production and disposal of fixed assets at our Toledo, Ohio, manufacturing facility.

(2)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

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

Net Income and Diluted Net Income Per Share

We recorded net income of $13.8 million, or $0.62 per diluted share, in the third quarter of 2014, compared to net income of $4.7 million, or $0.21 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 6.4 percent in the third quarter of 2014, compared to 2.3 percent in the year-ago quarter. The increase in net income and diluted net income per share is due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above and a $2.9 million reduction in interest expense, partially offset by a $2.7 million increase in the provision for income taxes. The decrease in interest expense is primarily driven by lower interest rates as a result of the debt refinancing completed in the second quarter of 2014. The effective tax rate was 20.4 percent for the third quarter of 2014, compared to 15.0 percent in the year-ago quarter. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, intra-period tax allocation and other activity in jurisdictions with recorded valuation allowances.

Discussion of First Nine Months 2014 Compared to First Nine Months 2013

Net Sales

For the nine months ended September 30, 2014, net sales increased 3.9 percent to $621.1 million, compared to $597.8 million in the year-ago period. The increase in net sales was attributable to increased sales in the Americas, EMEA and U.S. Sourcing, partially offset by decreased sales in Other.

	Nine months ended September 30,
(dollars in thousands)	2014	2013
Americas	$425,741	$406,740
EMEA	111,413	107,714
U.S. Sourcing	59,704	58,548
Other	24,216	24,764
Consolidated	$621,074	$597,766

Net Sales — Americas

Net sales in the Americas were $425.7 million in the first nine months of 2014 compared to $406.7 million in the first nine months of 2013, an increase of 4.7 percent (a 5.4 percent increase excluding the impact of currency). The primary contributor was a 12.3 percent increase in sales in our business-to-business market channel due to stronger volume in the candles and floral product lines, as well as smaller increases in both foodservice and retail sales in the first nine months of the year of 2.0 percent and 1.3 percent, respectively. Partially offsetting this was the negative currency impact of $2.9 million on Latin America shipments. In aggregate the severe winter weather in the U.S. and Canada during the first quarter 2014 reduced sales by $2.0 million, with over half of the impact in the foodservice channel. Additionally, the retail channel was impacted by our decision to exit the sale of certain low margin items as we reconfigured our Americas manufacturing footprint.

Net Sales — EMEA

Net sales in EMEA were $111.4 million in the first nine months of 2014, compared to $107.7 million in the first nine months of 2013, an increase of 3.4 percent (an increase of 0.6 percent excluding the impact of currency). The primary contributors to the increased net sales were the favorable currency impact of the euro and increased shipments, partially offset by an unfavorable product mix to EMEA customers.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $59.7 million in the first nine months of 2014, compared to $58.5 million in the first nine months of 2013, an increase of 2.0 percent. The increase in sales resulted from increased shipments in our foodservice channel, partially offset by a $0.7 million impact due to the severe winter weather experienced during the first quarter of 2014.

Gross Profit

Gross profit increased to $142.9 million in the first nine months of 2014, compared to $139.6 million in the prior year period. Gross profit as a percentage of net sales slightly decreased to 23.0 percent in the nine months ended September 30, 2014, compared to 23.4 percent in the prior year period. The primary drivers of the $3.3 million increase in gross profit were the impact of increased sales of $6.2 million, the net increase in production activity of $5.2 million compared to 2013, when significant furnace rebuilds resulted in a reduction in capacity utilization, realization of savings of $6.7 million from the recently completed North American capacity realignment, and lower pension expense of $3.6 million. Partially offsetting these factors were an unfavorable impact of the severe winter weather of $1.3 million in the first quarter of 2014, higher input costs for natural gas, packaging and electricity of $5.2 million, the change in loss of production related to the furnace malfunction at our Toledo, Ohio, manufacturing facility of $3.4 million, increased freight of $4.5 million, an unfavorable currency impact of $2.7 million, and first quarter expenses related to the realignment of capacity in the Americas of $1.0 million.

Income From Operations

Income from operations for the nine months ended September 30, 2014 increased $0.3 million, to $53.7 million, compared to $53.4 million in the prior year period. Income from operations as a percentage of net sales was 8.7 percent for the nine months ended September 30, 2014, compared to 8.9 percent in the prior-year period. The increase in income from operations is the result of the increase in gross profit of $3.3 million (discussed above) and the favorable impact in 2014 of a reduction in special charges compared to the prior-year period, when we recorded $4.6 million of special charges related to the discontinuation of production of certain glassware in North America and the reduction of manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. Mostly offsetting these factors was an increase in selling, general and administrative expense of $7.6 million, primarily the result of a $1.2 million increase in labor and benefits, including added sales and marketing professionals, additional selling and marketing expenses of $1.4 million, an increase in legal and professional fees of $3.0 million, and an increase of research and development of $1.3 million.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the nine months ended September 30, 2014 decreased by $41.9 million to $7.9 million from $49.8 million in the first nine months of 2013. EBIT as a percentage of net sales decreased to 1.3 percent in the first nine months of 2014, compared to 8.3 percent in the prior year period. The decrease in EBIT is a result of the inclusion in 2014 of $47.2 million for loss on redemption of debt, as compared to $2.5 million in the first nine months of 2013, partially offset by a favorable change of $2.4 million in other income (expense) and the increase in income from operations (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Nine months ended September 30,
(dollars in thousands)	Americas	EMEA	U.S. Sourcing
Segment EBIT, September 30, 2013	$73,149	$(806)	$7,186
Sales, excluding currency	8,681	(444)	(626)
Manufacturing and distribution	(3,133)	4,552	(944)
Selling, general, administrative and other income/expense	(2,103)	(553)	(241)
Effects of changing foreign currency rates	(3,130)	323	—
Segment EBIT, September 30, 2014	$73,464	$3,072	$5,375
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs. See note 11 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Americas

Segment EBIT increased to $73.5 million in the first nine months of 2014, compared to $73.1 million in the first nine months of 2013. Segment EBIT as a percentage of net sales decreased to 17.3 percent for the nine months ended September 30, 2014, compared to 18.0 percent in the prior year nine month period. The primary drivers of the $0.3 million Segment EBIT increase were the realization of savings of $6.7 million from the recently completed North American capacity realignment, lower healthcare and pension costs of $4.6 million, and increased sales of $9.4 million. These favorable items were predominately offset by the unfavorable impact of the severe winter weather of $1.1 million; higher input costs for natural gas, packaging and electricity of $5.5 million; increased freight of $3.6 million; increased repairs and maintenance of $2.6 million; increased selling, general and administrative and other income (expense) of $2.1 million; an unfavorable currency impact of $3.1 million; and an unfavorable net $2.6 million from production inefficiencies and furnace rebuilds.

Segment EBIT — EMEA

Segment EBIT increased by $3.9 million to $3.1 million for the first nine months of 2014, compared to a loss of $(0.8) million in the prior year period. Segment EBIT as a percentage of net sales increased to 2.8 percent for the nine months ended September 30, 2014, compared to (0.7) percent in the prior year nine month period. The primary drivers of the $3.9 million increase in Segment EBIT were increased production activity of $3.4 million and lower input costs of $1.5 million. These favorable items were partially offset by increased freight of $0.3 million and increased repairs and maintenance of $0.6 million.

Segment EBIT — U.S. Sourcing

Segment EBIT decreased to $5.4 million for the first nine month of 2014, compared to $7.2 million in the prior year period. Segment EBIT as a percentage of net sales for U.S. Sourcing decreased to 9.0 percent for the first nine months of 2014, compared to 12.3 percent in the prior-year period. The primary drivers of the $1.8 million decrease in Segment EBIT were an unfavorable sales mix impact of $0.4 million, the unfavorable impact of the severe first quarter winter weather of $0.2 million, increased selling and marketing support of $0.6 million, and increased freight and input costs of $0.2 million.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $45.3 million in the first nine months of 2014, to $38.7 million, compared to $84.0 million in the year-ago period. As a percentage of net sales, EBITDA decreased to 6.2 percent in the first nine months of 2014, from 14.1 percent in the year ago period. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), including the $47.2 million loss on redemption of debt in 2014, which was the largest driver, as compared to $2.5 million in 2013. Additionally, the prior year period included $3.3 million of additional depreciation and amortization, whereby $1.7 million related to accelerated depreciation on certain fixed assets included in the capacity realignment.

Adjusted EBITDA

Adjusted EBITDA decreased by $4.0 million in the first nine months of 2014, to $92.8 million, compared to $96.8 million in the first nine months of 2013. As a percentage of net sales, Adjusted EBITDA was 14.9 percent for the first nine months of 2014, compared to 16.2 percent in the year ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Nine months ended September 30,
(dollars in thousands)	2014	2013
Net income (loss)	$(14,794)	$19,174
Add: Interest expense	17,984	24,267
Add: Provision for income taxes	4,703	6,380
Earnings before interest and income taxes (EBIT)	7,893	49,821
Add: Depreciation and amortization	30,837	34,170
Earnings before interest, taxes, deprecation and amortization (EBITDA)	38,730	83,991
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	47,191	2,518
Pension settlement (see note 7)	—	1,475
Furnace malfunction (see note 14) (2)	5,882	2,437
Abandoned property (see note 14)	—	1,781
Restructuring charges (see note 5) (3)	985	6,318
Less: Accelerated depreciation expense included in special items and also in depreciation and amortization above	—	(1,699)
Adjusted EBITDA	$92,788	$96,821
____________________________________

(1)
Loss on redemption of debt for the nine months ended September 30, 2014 includes a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. The nine months ended September 30, 2013 include a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013.

(2)	Furnace malfunction relates to loss of production and disposal of fixed assets at our Toledo, Ohio, manufacturing facility.

(3)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Third Quarter 2014 Compared with Third Quarter 2013 above.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net loss of $(14.8) million, or $(0.68) per diluted share, in the first nine months of 2014, compared to net income of $19.2 million, or $0.87 per diluted share, in the year ago period. Net income (loss) as a percentage of net sales was (2.4) percent in the first nine months of 2014, compared to 3.2 percent in the first nine months of 2013. The decrease in net income and diluted net income per share is generally due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above, including the $47.2 million loss on redemption of debt in 2014, which was the largest driver, as compared to $2.5 million in 2013, a $6.3 million reduction in interest expense and a $1.7 million decrease in the provision for income taxes. The decrease in interest expense is primarily driven by the debt refinancing completed in the second quarter of 2014. The effective tax rate was (46.6) percent for the first nine months of 2014, compared to 25.0 percent in year-ago period. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, intra-period tax allocation and other activity in jurisdictions with recorded valuation allowances.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At September 30, 2014, we had $8.9 million borrowed under our ABL Facility and we had $6.8 million in letters of credit issued under that facility. As a result, we had $83.1 million of unused availability remaining under the ABL Facility at September 30, 2014. In addition, we had $24.1 million of cash on hand at September 30, 2014, compared to $42.2 million of cash on hand at December 31, 2013. Of our total cash on hand at September 30, 2014 and December 31, 2013, $24.1 million and $20.1 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.

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

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2014	December 31, 2013
Accounts receivable — net	$106,459	$94,549
Less: Receivable on furnace malfunction insurance claim	—	5,000
Accounts receivable — net, excluding receivable on insurance claim	$106,459	$89,549
DSO (1)	46.1	39.9
Inventories — net	$189,221	$163,121
DIO (2)	82.0	72.7
Accounts payable	$78,895	$79,620
DPO (3)	34.2	35.5
Working capital (4)	$216,785	$173,050
DWC (5)	94.0	77.1
Percentage of net sales	25.7%	21.1%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $216.8 million at September 30, 2014, an increase of $43.7 million from December 31, 2013. Our working capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality and increased accounts receivable related to increased sales in the month of September. The impact of currency (primarily driven by the euro and peso) decreased total working capital by $3.9 million at September 30, 2014. As a result of the factors above, working capital as a percentage of the last twelve-month net sales increased to 25.7 percent at September 30, 2014 from 21.1 percent at December 31, 2013, and was slightly higher compared to 25.0 percent for the period ended September 30, 2013.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2014	December 31, 2013
Borrowings under ABL Facility	floating		April 9, 2019	$8,900	$—
Term Loan B	floating		April 9, 2021	438,900	—
Senior Secured Notes	6.875%	(1)	May 15, 2020	—	405,000
Promissory Note	6.00%		October, 2014 to September, 2016	506	681
RMB Working Capital Loan	floating		September, 2014	—	5,157
RMB Working Capital Loan	6.78%		July, 2015	3,250	—
AICEP Loan	0.00%		January, 2016 to July 30, 2018	4,015	2,389
Total borrowings				455,571	413,227
Less — unamortized discount				1,022	—
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				—	(1,324)
Total borrowings — net (2)				$454,549	$411,903
____________________________________

(1)	See “Derivatives” below and notes 4 and 9 to the Condensed Consolidated Financial Statements.

(2)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $455.6 million and $413.2 million at September 30, 2014 and December 31, 2013, respectively. The $42.3 million increase in borrowings was primarily a result of the refinancing of our Senior Secured Notes on April 9, 2014.

Of our total borrowings, $447.8 million, or approximately 98.3 percent, was subject to variable interest rates at September 30, 2014. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.5 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net cash provided by operating activities	$19,073	$34,767	$17,057	$31,472
Capital expenditures	(16,693)	(10,381)	(38,528)	(30,152)
Proceeds from furnace malfunction insurance recovery	—	—	4,346	—
Proceeds from asset sales and other	3	73	7	81
Free Cash Flow (1)	$2,383	$24,459	$(17,118)	$1,401
________________________________________

(1)
We define Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from furnace malfunction insurance recovery and proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.

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

Discussion of Third Quarter 2014 vs. Third Quarter 2013 Cash Flow

Our net cash provided by operating activities was $19.1 million in the third quarter of 2014, compared to $34.8 million in the third quarter of 2013, a decrease of $15.7 million. Unfavorably impacting cash flow from operations was an unfavorable change in working capital of $15.4 million (accounts receivable, inventories, and accounts payable).

Our net cash used in investing activities was ($16.7) million and ($10.3) million in the third quarter of 2014 and 2013, respectively, primarily representing capital expenditures.

Net cash used in financing activities was ($0.5) million in the third quarter of 2014, compared to ($6.0) million in the year-ago quarter. Third quarter 2014 reflects a quarterly Term Loan B payment of $1.1 million and other net repayments of $2.0 million, offset by the net proceeds drawn on the ABL facility of $1.9 million and proceeds from stock option exercises of $0.8 million. The third quarter 2013 reflects net repayments on the ABL credit facility of $9.8 million offset by other net borrowings of $1.7 million and proceeds from stock option exercises of $2.1 million.

Our Free Cash Flow of $2.4 million during the third quarter of 2014 declined by $22.1 million compared to $24.5 million in the year-ago quarter. The primary contributors to this change were the unfavorable cash flow impacts in the current period of $15.7 million and $6.4 million from operating and investing activities, respectively, as discussed above.

Discussion of First Nine Months 2014 vs. First Nine Months 2013 Cash Flow

Our net cash provided by operating activities was $17.1 million and $31.5 million in the first nine months of 2014 and 2013, respectively, a decrease of $14.4 million. Unfavorably impacting cash flow from operations was an unfavorable change in working capital of $14.1 million (accounts receivable, inventories, and accounts payable), an unfavorable change in prepaids of $3.1 million, and payment on the terminated interest rate swap of $1.1 million and lower net income. Partially offsetting these were lower income tax payments of $4.2 million and the non-repeat of abandoned property payments of $4.5 million from 2013.

Our net cash used in investing activities was ($34.2) million and ($30.1) million in the first nine months of 2014 and 2013, respectively, primarily representing capital expenditures. 2014 capital expenditures are partially offset by receipt of proceeds from the furnace malfunction insurance recovery.

Net cash provided by (used in) financing activities was $0.2 million in the first nine months of 2014, compared to ($39.7) million in the year-ago period. The first nine months of 2014 reflects the impact of the Senior Secured Notes refinanced to the Term Loan B of ($10.4) million, the first quarterly Term Loan B payment of ($1.1) million, and other payments of ($0.1) million, offset by the net proceeds drawn on the ABL facility of $8.9 million and proceeds from stock option exercises of $2.9 million. The first nine months of 2013 reflects Senior Secured Note payments of ($45.0) million and call premium payments of ($1.4) million, offset by $1.6 million in other borrowings and proceeds from stock options exercised of $5.1 million.

Our Free Cash Flow was ($17.1) million during the first nine months of 2014, compared to $1.4 million in the first nine months of 2013, a decrease of $18.5 million. The primary contributors to this change were the unfavorable cash flow impact in the current period of $14.4 million and $4.1 million from operating and investing activities, respectively, as discussed above.

Derivatives

In 2012, we entered into an Interest Rate Agreement (Rate Agreement) with a notional amount of $45.0 million that was to mature in 2020. The Rate Agreement was executed in order to convert a portion of the fixed rate debt under the Senior Secured Notes into floating rate debt and maintain a capital structure containing fixed and floating rate debt. As of July 1, 2013, we de-designated 10 percent of the Rate Agreement representing $4.5 million in order to keep the designated notional amount of the Rate Agreement in alignment with 10 percent of our Senior Secured Notes. Upon the refinancing of the Senior Secured Notes, the Rate Agreement was called at fair value on May 9, 2014. We paid $1.1 million. The remaining balance of the carrying value adjustment on debt related to the Rate Agreement of $0.8 million was recognized as a loss in loss on redemption of debt on the Condensed Consolidated Statements of Operations. See notes 4 and 9 to the Condensed Consolidated Financial Statements for further discussion.

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

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2014, we had commodity futures contracts for 3,650,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.5 million liability. We have hedged a portion of our forecasted transactions through June 2016. At December 31, 2013, we had commodity futures contracts for 1,520,000 million BTUs of natural gas with a fair market value of a $0.4 million asset. The counterparties for these derivatives were rated BBB+ or better as of September 30, 2014, by Standard & Poor’s.

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

Interest Rates

We are exposed to market risks associated with changes in interest rates on our debt. We had $447.8 million of debt subject to variable interest rates at September 30, 2014. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.5 million on an annual basis.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of September 30, 2014.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2014	—	—	—	1,000,000
August 1 to August 31, 2014	—	—	—	1,000,000
September 1 to September 30, 2014	—	—	—	1,000,000
Total	—	—	—	1,000,000
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares have been purchased from 2003 through the nine months ended September 30, 2014.

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

4.9
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

10.22
Form of Change in Control Agreement dated as of August 1, 2012 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference) (as to Sherry Buck and Anthony W. Gardner, Jr.).

10.23	Executive Severance Compensation Policy dated as of August 1, 2012 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference).

10.24	CEO Retention Award Agreement dated as of December 16, 2013 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on December 18, 2013 and incorporated herein by reference).

10.25	Agreement and General Release dated as of October 23, 2014 between Libbey Inc., Libbey Glass Inc. and Daniel P. Ibele.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	November 5, 2014	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer