Form 10-K
period 2014-12-31
LIBBEY INC
filed 2015-03-13
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (based on the consolidated tape closing price on June 30, 2014) of the voting stock beneficially held by non-affiliates of the registrant was approximately $564,173,429. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 27, 2015 was 21,765,972.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2015 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant's 2014 Annual Report to Shareholders where indicated.

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

PART I

Item 1. Business

General

Libbey Inc. (Libbey or the Company) is a leading global manufacturer and marketer of glass tableware products. We believe we are the largest such manufacturer in the Western Hemisphere, in addition to supplying to key markets throughout the world. We believe we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and are one of the largest glass tableware manufacturers in the world. We produce glass tableware in five countries and sell to over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business markets. We are among the largest glass tableware manufacturers in Latin America through our subsidiary Crisa Libbey Mexico, S. de R.L. de C.V. (Libbey Mexico), which goes to market primarily under the Crisa® brand name. Through our subsidiary Libbey Glassware (China) Co., Ltd. (Libbey China) we have a state-of-the-art glass tableware manufacturing facility in China. Through our subsidiary B.V. Koninklijke Nederlandsche Glasfabriek Leerdam (Libbey Holland), we manufacture high-quality glass stemware under the Royal Leerdam® brand name. Through our subsidiary Crisal-Cristalaria Automática S.A. (Libbey Portugal), we manufacture glass tableware in Portugal for our worldwide customer base. We import and market ceramic dinnerware under the Syracuse® China brand name through our subsidiary Syracuse China Company (Syracuse China). Through our World Tableware Inc. (World Tableware) subsidiary, we import metal flatware, hollowware, serveware and ceramic dinnerware for resale. See note 19 to the Consolidated Financial Statements for segment and geographic information.

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

Growth Strategy

Our strategic vision is to “Own every Moment, from the smallest occasions to life’s major celebrations”. Our “Own the Moment” strategy to accomplish this vision is built on the following concepts:

•	Aggressively focus and invest in driving profitable growth and building on our positions of strength in the Americas. This entails the following:

◦	Expanding around our core Foodservice business;

◦	Investing in commercial capabilities and innovation that drive value and differentiation with our key retail accounts;

◦	Growing revenue in both the core and adjacent product categories in all channels;

•	Driving efficiencies and pursuing low cost investments to maximize the returns in our Europe, Middle East and Africa (EMEA) and Asia Pacific regions. This entails the following:

◦	Focusing our European business to maximize our returns through targeted investments that drive greater value and differentiation from our competitors;

◦	Expanding our presence in underserved, as well as emerging market segments and channels in the Asia Pacific region and building a defendable presence;

•	Leveraging our brands and providing our customers with the best value and solutions via consumer and market driven innovation and product development.

•
Building a foundation for excellence across our supply chain, increasing the speed of talent development and cultural change, enhancing all of our commercial capabilities and investing in information technology.

We seek to continue to increase our share and the profitability of our core North American market in the U.S. and Mexico foodservice and retail channels by leveraging our leading market positions, superior brand portfolio, innovation and product development capabilities, high customer service levels and broad distribution network. In China, we are actively managing our growth efforts by targeting high potential market segments and tailoring our go-to-market approach to serve them better. In our European business, we continue to explore and evaluate ways to optimize our business footprint while differentiating our products, services and go-to-market capabilities.

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

In the second quarter of 2014, we completed the refinancing of substantially all of our existing debt. In the process, we were able to significantly reduce our interest expense and extend the maturity of our debt.

We expect 2015 will continue to present a dynamic and evolving competitive landscape globally, with economic uncertainty in certain markets. Despite this environment, we expect revenue growth for Libbey of approximately 3 percent (5 - 6 percent excluding currency fluctuation) and EBITDA margins of approximately 15 percent.

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

Through distribution and licensing arrangements, Libbey offers a complete premium tabletop offering to service fine dining and event experiences. Effective February 1, 2013, we have an agreement in which we became the exclusive distributor of Spiegelau and Nachtmann glassware and serveware products to the U.S. foodservice industry. Spiegelau is known for its fine stemware and other drinkware assortments. Nachtmann offers a variety of upscale serveware, decorative products, stemware and drinkware for finer dining establishments. Effective January 1, 2015, we have an agreement with Schönwald to become their exclusive foodservice distributor for dinnerware products in the U.S. and Canada. Schönwald is one of the world's leading providers of high-end porcelain and bone china for food service. In addition, effective January 1, 2015, we have an agreement with Reed & Barton to become their licensed foodservice distributor for flatware products in the U.S. and Canada. Established in 1824, Reed & Barton is one of the oldest and largest privately-held tableware and giftware companies. On February 17, 2015, Reed and Barton Corporation filed a petition under Chapter 11 of the U.S. Bankruptcy Code. We do not expect the bankruptcy to negatively impact our rights to distribute Reed & Barton® products in the foodservice channel in the U.S. and Canada.

Customers

The customers for our tableware products include approximately 500 foodservice distributors in the United States and Canada and many others throughout the world. In the retail channel, we sell to mass merchants, department stores, retail distributors, national retail chains and specialty housewares stores. In addition, our business-to-business channel primarily includes customers that use glass containers for candle and floral applications, gourmet food packaging companies, and various OEM applications. In Latin America, we sell to retail mass merchants and wholesale distributors, as well as candle and food packers and various OEM users of custom-molded glass. In Europe, Middle East and Africa (EMEA), we market glassware to retailers, distributors and decorators that service the retail, foodservice and a highly developed business-to-business channel, which includes large breweries and distilleries for which products are decorated with company logos for promotional and resale purposes. We also have customers who use our products for promotional or other private uses. In Asia Pacific, we sell primarily to distributors and wholesalers. No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful effect on us.

Sales, Marketing and Distribution

In 2014, approximately 69 percent of our sales were to customers located in the Americas, and approximately 31 percent of our sales were to customers located outside of the Americas. We sell our products to over 100 countries around the world, competing in the tableware markets of EMEA, Latin America and Asia Pacific, as well as North America.

We have our own sales staff of professionals who call on customers and distributors. In addition, we occasionally retain the services of manufacturing representative organizations to assist in selling our products in select countries.

We have marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, Portugal, the Netherlands and China. They engage in developing strategies relating to product development, pricing, distribution, advertising, branding, merchandising and sales promotion globally and for the regions in which they are located.

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

Retail

Our primary customers in the retail channel include national and international mass merchants. In recent years, we have increased our overall retail sales via specialty housewares stores and value-oriented retailers. Based on data we received from Retail Tracking Services of NPD Group, we continue to maintain our leading U.S. market share in the retail market for casual glass beverageware. Royal Leerdam® and Crisa® products, from Libbey Holland and Libbey Mexico respectively, are sold to similar retail customers in Europe and Mexico, while Libbey Portugal is increasingly positioned with retailers on the Iberian Peninsula. With this retail representation, we are positioned to successfully introduce profitable new products. We also operate outlet stores in the U.S. and Mexico. In addition, we sell via pure play Internet retailers and select items on the Internet at www.libbey.com.

Business-to-Business

Libbey Holland and Libbey Portugal supply glass tableware to the business-to-business channel of distribution in Europe. Customers in this channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale. Our customers for products sold in the business-to-business channel in the Americas include drink companies and custom decorators of glassware for promotional purposes and resale. Additionally, our products sold in the business-to-business channel include products for candle and floral applications, blender jars and washing machine windows. The craft industries and gourmet food-packing companies are also business-to-business consumers of our glassware.

Seasonality

Primarily due to the impact of consumer consumption, buying patterns and production activity, our sales and operating income, excluding special items, tend to be stronger in the last three quarters of each year and weaker in the first quarter of each year. In addition, our cash flow from operating activities tends to be stronger in the second half of the year and weaker in the first half of the year due to seasonal working capital trends. In particular, our inventory levels typically reach their highest levels in the third quarter of the year, and decrease in the following quarter due to seasonally higher sales that typically peak in the fourth quarter of the year. In addition, our receivables typically peak during the third and early fourth quarters and begin to decrease by the end of the year as cash collections continue through the end of December, but shipping activity decreases during the final week of the year. Our payables normally peak during the third and fourth quarters of the year as a result of our increased production levels going into those quarters, but are not sufficiently large as to provide relief for total working capital needs caused by increased investment in inventories. Accordingly, our overall investment in working capital will normally reach higher levels through the summer months as we build inventory during slower sales periods in order to allow for optimum customer service and timely delivery during the higher sales periods in the second half of the year, when sales typically exceed short-term production capabilities. Although little information with respect to our competitors is publicly available, we believe that our experience with working capital is generally consistent with the experience of the industry as a whole.

Backlog

As of December 31, 2014, our backlog was approximately $85.2 million, compared to approximately $93.1 million at December 31, 2013. The decrease was caused primarily by foreign currency translation effects. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or canceled, we do not believe that our backlog is necessarily indicative of actual sales for any future period and expect that the majority of these orders will be fulfilled within the current year.

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

Materials

Our primary materials are sand, lime, soda ash, corrugated packaging and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not previously had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas is the primary source of energy in our production processes, and periodic variability in the price for natural gas has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging contracts for a portion of our expected purchases to partially mitigate this impact in North America and Europe. We also experience fluctuations in the freight cost to deliver materials due to the cost of diesel fuel to our facilities, and such changes may affect our earnings and cash flow

Research and Development

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

We employ a team of engineers, in addition to external consultants and university collaboration studies in sciences, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $6.2 million in 2014, $3.4 million in 2013 and $2.9 million in 2012. These costs were expensed as incurred.

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

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its competitive sales are to retail and foodservice customers;

•	AnHui DeLi Glassware Co., Ltd. (a Chinese company), which manufactures glass tableware in China, where the majority of its competitive sales are to foodservice and retail customers;

•	Vidrieria y Cristaleria de Lamiaco. S.A - Vicrila (a Spanish company), which manufactures glass tableware products to serve Europe and the Americas;

•	various manufacturers in Asia, Europe, Middle East and South America; and

•	various sourcing and marketing companies.

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

King Road Landfill
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

Pursuant to the indemnification agreement referred to above, Owens-Illinois is defending us with respect to the King Road landfill. In January 1999, the Board of Commissioners of Lucas County, Ohio (which we refer to as the "County") instituted a lawsuit against Owens-Illinois, Libbey and numerous other defendants in the U.S. District Court for the Northern District of Ohio to recover costs incurred to address contamination from the King Road landfill formerly operated by the County. The Board of Commissioners dismissed the lawsuit without prejudice in October 2000. On September 12, 2012, the Ohio Department of Environmental Protection (which we refer to as “Ohio EPA”) selected the remedy to be implemented by the County; however, members of the potentially responsible party group appealed Ohio EPA’s decision. On September 9, 2014, Ohio EPA issued a modified decision document limiting the environmental remedy to require supplemental cover activities on only one acre of the 109-acre landfill site and to define the extent of a no-well zone. Ohio EPA then issued to the County (but not to any other potentially-responsible parties (which we call "PRPs")) an invitation to negotiate proposed orders with respect to the Remedial Design/Remedial Action plan. In view of the uncertainty as to any re-filing of the suit, the remedy, and the number of potentially responsible parties and potential defenses, we are unable to quantify our exposure with respect to the King Road landfill.

Syracuse China Environmental Matters
On October 10, 1995, pursuant to an Asset Purchase Agreement, or APA, Syracuse China Company, our wholly-owned subsidiary, acquired from The Pfaltzgraff Co. (now known as TPC York, Inc., which we refer to as "TPC York") and certain of its subsidiary corporations, the assets operated by them as Syracuse China.

By letter dated October 31, 2008, the DEC and U.S. Environmental Protection Agency, which we refer to as the EPA, made a demand upon Syracuse China and several other potentially responsible parties, or "PRPs," for recovery of approximately $12.5 million of direct and indirect costs allegedly expended by the DEC and EPA in connection with the lake bottom subsite (which we refer to as the Onondaga Lake Bottom subsite) of the Onondaga Lake Superfund Site. In February 2013, Syracuse China, TPC York and Honeywell International Inc., which we refer to as Honeywell, entered into an agreement to settle certain claims relating to the Onondaga Lake Bottom subsite, which Honeywell previously undertook to remediate. Under that Settlement Agreement, Honeywell has agreed to indemnify Syracuse China with respect to certain claims that may be made by any government or third party with respect to the Onondaga Lake Bottom subsite.

By letter dated October 30, 2009, the EPA notified Syracuse China and several other PRPs of potential liability for response costs in connection with the Lower Ley Creek subsite ("Ley Creek Subsite") of the Onondaga Lake Superfund Site. Since that date, the EPA has completed its Remedial Investigation (RI), Feasibility Study (FS), Risk Assessment (RA) and Proposed Remedial Action Plan (PRAP). The EPA issued its Record of Decision (RoD) on September 30, 2014. The RoD indicates that the EPA's estimate of the undiscounted cost of remediation ranges between approximately $17.0 million (assuming local disposal of contaminated sediments is feasible) and approximately $24.8 million (assuming local disposal is not feasible). However, the RoD acknowledges that the final cost of the cleanup will depend upon the actual volume of contaminated material, the degree to which it is contaminated, and where the excavated soil and sediment is properly disposed. In connection with the General Motors Corporation bankruptcy, the EPA recovered $22.0 million (which we refer to as the "GM Settlement Funds") from Motors Liquidation Company ("MLC"), the successor to General Motors Corporation. If the cleanup costs do not exceed the amount recovered by the EPA from MLC, Syracuse China may suffer no loss. If and to the extent the cleanup costs exceed the amount recovered by the EPA from MLC, it is not yet known whether other PRPs will be added to the current group of PRPs or how any excess costs may be allocated among the PRPs.

On March 3, 2015, the EPA issued to the PRPs notices and requests to negotiate performance of the remedial design, or RD, work. The notices contemplate that any agreement to perform the RD work would be memorialized in an Administrative Order on Consent, or AOC. The EPA and PRPs currently are discussing entering into an AOC pursuant to which some or all of the PRPs would agree to perform the RD work. The EPA and PRPs anticipate that the RD work will produce additional information from which the feasibility of a local disposal option and the cleanup costs can be better determined. The EPA has declined to advance the GM Settlement Funds for the RD work, instead conditioning use of those funds to reimburse for the RD work upon the successful completion of the RD work and the finalization of an AOC to perform the remedial action work.

To the extent Syracuse China is liable for any costs in connection with the remediation of the Ley Creek Subsite, including without limitation costs to fund the RD work, and to the extent such costs are not reimbursed from the GM Settlement Funds, then pursuant to the APA Syracuse China and TPC York will share such costs up to an aggregate of $7.5 million. We believe that collection of the amounts for which TPC York is liable under that indemnification is probable.

In connection with the above proceedings, an estimated environmental liability of $1.0 million and a recoverable of $0.7 million have been recorded in other long term liabilities and other long term assets, respectively, in the Consolidated Balance Sheet at December 31, 2014. Expense of $0.3 million has been recorded in cost of sales in the Consolidated Statement of Operations for the year ended December 31, 2014. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Other
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

In addition, occasionally the federal government and various state authorities have investigated possible health issues that may arise from the use of lead or other ingredients in enamels such as those used on the exterior surface of our decorated products. In that connection, Libbey Glass Inc. and numerous other glass tableware manufacturers, distributors and importers entered into a consent judgment on August 31, 2004 in connection with an action, Leeman v. Arc International North America, Inc. et al, Case No. CGC-003-418025 (Superior Court of California, San Francisco County) brought under California's so-called “Proposition 65.” Proposition 65 requires businesses with ten or more employees to give a “clear and reasonable warning” prior to exposing any person to a detectable amount of a chemical listed by the state as covered by this statute. Lead is one of the chemicals covered by that statute. Pursuant to the consent judgment, Libbey Glass Inc. and the other defendants (including Anchor Hocking and Arc International North America, Inc.) agreed, over a period of time, to reformulate the enamels used to decorate the external surface of certain glass tableware items to reduce the lead content of those enamels. We have complied with this requirement.

Although we have modified and continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment for environmental control activities were not material during 2014 or 2013 and are not expected to increase significantly in 2015.

Employees

Our employees are vital to achieving our vision to “own every moment, from the smallest occasions to life's major celebrations” and our mission “to always deliver favorite moments for all our customers through innovation, collaboration, and bold action.” We strive to achieve our vision and mission through our values of customer focus, performance, continuous improvement, teamwork, respect and development.

We employed 6,553 persons at December 31, 2014. Approximately 71 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2015. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2016. The agreement with our unionized employees in Shreveport, Louisiana is scheduled to expire on December 15, 2017. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Libbey China does not have written collective bargaining agreements with its unionized employees but does consult with the unions on various matters.

Executive Officers of the Registrant

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey. The average years of industry experience of all of our executive officers is over 14 years.

Name and Title	Professional Background
Kenneth A. Boerger Vice President and Treasurer
Mr. Boerger, 56, has been Vice President and Treasurer of Libbey Inc. since July 1999. From 1994 to July 1999, Mr. Boerger was Corporate Controller and Assistant Treasurer. Since joining the Company in 1984, Mr. Boerger has held various financial and accounting positions. He has been involved in the Company's financial matters since 1980, when he joined Owens-Illinois, Inc., Libbey's former parent company. Mr. Boerger will retire from the Company in April 2015.

Sherry L. Buck Vice President, Chief Financial Officer
Ms. Buck, 51, joined Libbey as Vice President, Chief Financial Officer on August 1, 2012. Ms. Buck came to Libbey from Whirlpool Corporation (NYSE: WHR), which she joined in 1993 and where she most recently served as Chief Financial Officer, Global Product and Enterprise Cost Leadership, since October 2010. From 2009 to October 2010, Ms. Buck was Vice President, Finance - U.S., and from 2007 to the end of 2008 she served as Vice President, Cost Leadership. Previous roles with Whirlpool included Vice President, Finance - International and Corporate Vice President, Business Performance Management.

Annunciata Cerioli Vice President, Chief Supply Chain Officer
Ms. Cerioli, 53, joined Libbey as Vice President, Chief Supply Chain Officer, on December 1, 2014. Ms. Cerioli came to Libbey from Borden Dairy Co., where she served as Senior Vice President Supply Chain since August 2011. Previously, Ms. Cerioli held various positions at the Kellogg Company (NYSE: K), which she joined in 1990. Ms Cerioli's most recent role at Kellogg was Senior Vice President Supply Chain for the Kellogg Morning Food Division, Kellogg's largest business unit, a position she held from October 2009 to January 2011. Other roles with Kellogg included Vice President, Manufacturing, Snacks Division from 2008 to 2009, Director of Manufacturing for Kellogg Europe LTD. from 2005 to 2008, and various earlier positions in the manufacturing, supply chain and human resources departments of Kellogg and its international affiliates and subsidiaries.

Name and Title	Professional Background
Anthony W. Gardner, Jr. Vice President, Chief Commercial Officer
Mr. Gardner, 46, has served as Vice President, Chief Commercial Officer since joining the Company on September 1, 2014. From January 2014 through August 2014, Mr. Gardner worked with Libbey's management team as a consultant with Mindconnect, LLC. Mr. Gardner served as Senior Vice President, Chief Commercial Officer for Owens-Illinois, Inc. (NYSE: OI) from November 2011 through December 2013. Before joining Owens-Illinois, Mr. Gardner was a partner at Accenture plc (NYSE: ACN) from September 2007 to November 2011. While with Accenture, Mr. Gardner was responsible for running the Global Growth and Innovation service line. Mr. Gardner's previous experience includes working as a principal at George Group (acquired by Accenture in 2007) from November 2006 to September 2007, as a director at Archstone Consulting from February 2006 to October 2006, as a principal at Charter Consulting from October 2003 to February 2006, and various finance and marketing roles at Procter & Gamble Co. (NYSE: PG) from 1994 to 2000.

Daniel P. Ibele Vice President, General Manager, U.S. and Canada
Mr. Ibele, 54, has served as Libbey Inc.'s Vice President, General Manager, U.S. and Canada, since August 1, 2012. From June 2010 until that date, Mr. Ibele was Vice President, Global Sales and Marketing. From June 2006 to June 2010, Mr. Ibele was Vice President, General Sales Manager, North America of the Company. From the time he joined Libbey in 1983 until 2006, Mr. Ibele held various marketing and sales positions of increasing responsibility. On or about March 31, 2015, Mr. Ibele will retire as Vice President, General Manager, U.S. and Canada, and as an officer of the Company.

Susan A. Kovach Vice President, General Counsel and Secretary
Ms. Kovach, 55, has been Vice President, General Counsel and Secretary of Libbey Inc. since July 2004, having joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Ms. Kovach was Of Counsel to Dykema Gossett PLLC from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI) and from 1998 to 2000 as Vice President, General Counsel and Corporate Secretary of Omega Worldwide, Inc., a NASDAQ-listed firm. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

Salvador Miñarro Villalobos Vice President, General Manager, U.S. and Canada (effective April 1, 2015)
Mr. Miñarro, 44, has been Vice President, General Manager, Latin America and Mexico, since August 2012. On April 1, 2015, Mr. Miñarro will become Vice President, General Manager, U.S. and Canada. From November 2009 until August 2012, Mr. Miñarro was Managing Director, Libbey Mexico. From June 2006 until November 2009, Mr. Miñarro served as Commercial Director of Libbey Mexico.  From 2004 until Libbey acquired the remaining 51% interest in the Vitrocrisa joint venture in June 2006, Mr. Miñarro was employed by Vitrocrisa S de RL de C.V. as Vice President, Sales and Marketing of the joint venture. Previous roles with the joint venture included Vice President of Sales for Vitrocrisa (from 2001 to 2004) and Vice President, Administration and Finance for Vitrocrisa (from 1998 to 2001).  In addition, Mr. Miñarro served as corporate finance manager for Vitro, S.A. from 1996 to 1998.

Timothy T. Paige Vice President, Human Resources
Mr. Paige, 57, has served as Vice President, Human Resources since March 2012. From December 2002 until February 2012, he was Vice President, Administration, and from January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in various human resources management positions.

Name and Title	Professional Background
Stephanie A. Streeter Chief Executive Officer
Ms. Streeter, 57, has served as Chief Executive Officer and a director of Libbey since August 1, 2011. Prior to joining Libbey on July 1, 2011, Ms. Streeter was interim Chief Executive Officer of the United States Olympic Committee from March 2009 to March 2010 and served on its Board of Directors from 2004 to 2009. Ms. Streeter also was employed as Chairman and Chief Executive Officer of Banta Corporation, a NYSE-listed provider of printing, supply chain management and related services that was acquired by R.R. Donnelley & Sons Company (NYSE: RRD) in 2007. She joined Banta in 2001 as President and Chief Operating Officer and was appointed Chief Executive Officer in 2002. A member of the Board of Directors of Banta from 2001 to 2007, she was elected Chairman in 2004. Prior to joining Banta, Ms. Streeter was Chief Operating Officer at Idealab. Ms. Streeter also spent 14 years at Avery Dennison Corporation in a variety of product and business management positions. She was Group Vice President of Worldwide Office Products from 1996 to 2000. Ms. Streeter is a member of the Board of Directors of The Goodyear Tire & Rubber Company (NYSE: GT) (since 2008), Kohl's Corporation (NYSE: KSS) (since 2007), Catalyst (since 2005) and Toledo Museum of Art (since 2013).

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

Our business is dependent on business and personal discretionary spending in the retail, travel, restaurant and bar or entertainment industries. Business and personal discretionary spending may decline during general economic downturns or during periods of uncertainty about economic conditions. In addition, austerity and other regulatory measures adopted by some governments may cause consumers in some markets that we serve to reduce or postpone spending. Consumers also may reduce or postpone spending in response to tighter credit, negative financial news, higher fuel and energy costs, higher tax rates and health care costs and/or declines in income or asset values. Additionally, expenditures in the travel, restaurant and bar or entertainment industries may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, during periods of severe weather or during periods when travel or entertainment might involve health-related risks such as severe outbreaks, epidemics or pandemics of contagious disease.

An inability to meet the demand for new products may adversely impact our ability to compete effectively and to grow our business.

Our new Own the Moment strategy depends in part on the timing and market acceptance of new product offerings and our ability to continually renew our pipeline of new products and bring those products to market. This ability may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection, or gain market acceptance of new products. There are no guarantees that new products will prove to be commercially successful or profitable.

An inability to develop new or expand existing customer relationships may adversely impact our ability to grow our business.

Our ability to grow our business depends in part on our ability to develop new customer relationships and to expand relationships with existing customers. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

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

We face intense competition and competitive pressures that could adversely affect demand for our products and our results of operations and financial condition.

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

•	Bormioli Rocco Group (an Italian company), which manufactures glass tableware in Europe, where the majority of its sales are to retail and foodservice customers;

•	AnHui DeLi Glassware Co., Ltd. (a Chinese company), which manufactures glass tableware in China, where the majority of its competitive sales are to foodservice and retail customers;

•	Vidrieria y Cristaleria de Lamiaco. S.A - Vicrila (a Spanish company), which manufactures glass tableware products to serve Europe and the Americas;

•	various manufacturers in Asia, Europe, Middle East and South America; and

•	various sourcing and marketing companies.

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

In addition, the cost-competitiveness of our products may be adversely affected by inflationary pressures that cause us to increase the prices of our products in order to maintain their profitability. In that connection, some of our competitors may have greater financial and capital resources than we do and continue to invest heavily to achieve increased production efficiencies. Competitors may have incorporated more advanced technology in their manufacturing processes, including more advanced automation techniques. Our labor and energy costs also may be higher than those of some foreign producers of glass tableware.

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

We have not funded, and under Mexican law we are not obligated to fund, our Mexican pension plan. As of December 31, 2014, the unfunded amount of the projected benefit obligation for the Mexican pension plan was $43.8 million. In addition, although we have closed participation in our U.S. pension and post-retirement welfare plans, many of our employees participate in, and many of our former employees are entitled to benefits under, our U.S. and non-U.S. defined benefit pension plans and post-retirement welfare plans.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement charges, for all U.S. and non-U.S. plans was $13.5 million and $20.4 million for the fiscal years ended December 31, 2014 and 2013, respectively. We expect our total pension and postretirement welfare expense for all U.S. and non-U.S. plans to increase to $16.4 million in 2015. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2014 year-end data, sensitivity to these key market risk factors is as follows:

•	A change of 1 percent in the discount rate would change our total pension and postretirement welfare expense by approximately $5.5 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.9 million.

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

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and therefore are subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2014, we had fixed price contracts in place for approximately 66.1 percent of our estimated 2015 natural gas needs with respect to our North American manufacturing facilities and approximately 26.4 percent of our estimated 2015 natural gas needs with respect to our international manufacturing facilities. In some countries in which we operate, including China, our ability to put fixed priced contracts in place is limited. We spent $41.3 million and $37.2 million, respectively on natural gas for the year ended December 31, 2014 and 2013. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

Operational Risks

If we are unable to renegotiate collective bargaining agreements successfully when they expire, organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. Libbey Holland's collective bargaining agreement with its unionized employees expires on July 1, 2015. The agreements with our unionized employees in Toledo, Ohio expire on September 30, 2016. The agreement with our unionized employees in Shreveport, Louisiana is scheduled to expire on December 15, 2017. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Libbey

China does not have written collective bargaining agreements with its unionized employees but does consult with the unions on various matters.

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

As of December 31, 2014, we had $444.9 million aggregate principal amount of debt outstanding. Although our ABL Facility credit agreement and Term Loan B Senior Secured Credit Agreement do not contain financial covenants, the credit agreements contain other covenants that limit our operational and financial flexibility, such as by:

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

If cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt, or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to discontinue payment of dividends and/or share repurchases, sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.

In addition, our failure to comply with the covenants contained in our loan agreements could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our variable rate indebtedness subjects us to interest rate risk that could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Term Loan B are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed were to remain the same. As a result, our net income and cash flows would decrease.

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

The high levels of fixed costs of operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of our selling, administrative and general expenses are fixed costs that neither increase nor decrease proportionately with sales. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lead to capacity adjustments that reduce our ability to absorb fixed costs and, as a result, may materially impact our profitability.

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

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2014 and 2013, we did not have any impairment related to goodwill or intangible assets. As of December 31, 2014, we had goodwill and other identifiable intangible assets of $181.9 million and net fixed assets of $278.0 million. During 2014, we did not have an impairment related to fixed assets. During 2013, we incurred a fixed asset impairment charge of $1.9 million for the write-down of fixed assets to estimated fair market value related to our reduced manufacturing capacity at our Shreveport, Louisiana manufacturing facility.

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

The changes in the fair value of derivatives used as hedges would be reflected in our earnings if we have not elected hedge accounting, if our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur.

We may enter into derivative financial instruments to hedge our interest rate risk. In addition, in order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in some currencies other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period, depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.” These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If we do not elect hedge accounting, if our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

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

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $54.4 million and $49.4 million for the years ended December 31, 2014 and 2013, respectively.

Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Charges related to our employee pension and postretirement welfare plans resulting from headcount realignment may adversely affect our results of operations and financial condition.

As part of our pension expense, we incurred pension settlement charges of $0.8 million and $2.3 million during 2014 and 2013, respectively. These charges were triggered by excess lump sum distributions to retirees and terminated vested employees. For further discussion of these charges, see note 9 to our consolidated financial statements for the year ended December 31, 2014. To the extent that we experience additional headcount shifts or changes, we may incur further expenses related to our employee pension and postretirement welfare plans, which could have a material adverse effect on our results of operations and financial condition.

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

We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2014 and 2013, those jurisdictions having a net deferred tax asset position after valuation allowances had a balance of $9.0 million and $9.4 million, respectively.

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

Violent crime in Monterrey, Mexico, where we have a large manufacturing facility, presents several risks to our operations. For example, our employees may be directly affected by the violence, and some employees may elect to relocate from the Monterrey region in order to avoid the risk of violent crime to themselves or their families. Additionally, other multi-national companies who have withdrawn their expatriate employees from their operations in the Monterrey vicinity may attempt to lure our Monterrey-based executives with tempting job offers. Finally, some customers may be reluctant to visit our Monterrey facility, potentially delaying new business opportunities and other important aspects of our business. If any of these risks were to materialize, our business may be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2014 we occupied the following square footage at plants and warehouse/distribution facilities:

	Americas		EMEA		U.S. Sourcing		Other
Location	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Toledo, Ohio:
Manufacturing	733,800	—
Warehousing/Distribution	713,100	408,200
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Monterrey, Mexico:
Manufacturing	684,000	—
Warehousing/Distribution	563,700	513,000
Leerdam, Netherlands:
Manufacturing			141,000	—
Warehousing/Distribution			127,000	442,000
Laredo, Texas:
Warehousing/Distribution	149,000	163,000
West Chicago, Illinois:
Warehousing/Distribution					—	249,000
Marinha Grande, Portugal:
Manufacturing			217,000	—
Warehousing/Distribution			193,000	—
Langfang, China:
Manufacturing							218,200	—
Warehousing/Distribution							232,500	64,600

These facilities have an aggregate floor space of 7.1 million square feet. We own approximately 65 percent and lease approximately 35 percent of this floor space. In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (in Toledo, Ohio and New York) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

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

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE MKT exchange under the symbol LBY. The price range for the Company's common stock as reported by the NYSE MKT exchange and dividends declared for our common stock were as follows:

	2014			2013
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$26.28	$19.19	$—	$19.77	$17.80	$—
Second Quarter	$28.00	$24.10	$—	$24.77	$17.80	$—
Third Quarter	$28.42	$22.36	$—	$26.00	$20.70	$—
Fourth Quarter	$32.07	$25.61	$—	$24.32	$20.14	$—

The closing market price of our common stock on February 27, 2015 was $38.03 per share.

On February 27, 2015, there were 724 registered common shareholders of record. From February 2009 through year-end 2014, no dividends have been paid. As previously announced, the Board of Directors of Libbey approved an $0.11 per share dividend payable in March 2015. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Comparison of Cumulative Total Returns

The graph below compares the total stockholder return on our common stock to the cumulative total return for the Russell 2000 Index (“Russell 2000”), a small-cap index, and a peer group that we use for executive compensation purposes, as disclosed in the proxy statement for our 2015 Annual Meeting of shareholders. The index reflects the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.

The graph assumes an $100 investment in our common stock on January 1, 2009, and also assumes investments of $100 in each of the Russell 2000 and the peer group, respectively, on January 1, 2009. The value of these investments on December 31 of each year from 2009 through 2014 is shown in the table below the graph.

Comparison of Cumulative Five Year Total Return

$500
$400
$300
$200
$100
$0
2009
2010
2011
2012
2013
2014
Libbey Inc.
Russell 2000 Index
Peer Group

Company/Index	Base Period Dec 2009	Indexed Returns Years Ending
		Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014
Libbey Inc.	100	202.22	166.54	252.94	274.51	410.98
Russell 2000 Index	100	126.85	121.56	141.43	196.34	205.95
Peer Group	100	133.24	125.87	152.82	216.34	222.96

Issuer Purchases of Equity Securities

Following is a summary of the 2014 fourth quarter activity in our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31, 2014	—	$—	—	1,000,000
November 1 to November 30, 2014	—	$—	—	1,000,000
December 1 to December 31, 2014	34,985	$30.30	34,985	965,015
Total	34,985	$30.30	34,985	965,015
________________

(1)	Through March 4, 2015, we repurchased an additional 162,473 shares in the open market for $5.5 million.

(2)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this authorization. In 2003, 1,500,000 shares of our common stock were purchased for $38.9 million. No additional shares were purchased from 2004 through the year ended December 31, 2013. In 2014, we repurchased 34,985 shares in the open market for $1.1 million. In January 2015, our Board of Directors increased the current stock repurchase authorization by an additional 500,000 shares.

Item 6. Selected Financial Data

Information with respect to Selected Financial Data is incorporated by reference to our 2014 Annual Report to Shareholders.

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

General Overview

Headquartered in Toledo, Ohio, we believe that we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and that we are one of the largest glass tableware manufacturers in the world. Our product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware, metal flatware, hollowware and serveware. We sell our products to foodservice, retail, and business-to-business customers in over 100 countries, with our sales to customers within the Americas accounting for approximately 69 percent of our total sales. We believe we are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we believe we are a leading manufacturer and marketer of casual glass beverageware in Europe, the Middle East and Africa (EMEA) and have a growing presence in Asia Pacific. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

Executive Overview

During 2014, we continued to operate in a very competitive environment in a soft global economy. The pressures on retailers, restaurants and consumer durables companies experienced in 2013 around the globe continued during 2014. Consumer sentiment in the U.S. improved slightly in the fourth quarter of 2014, as major foodservice indices indicate same-store restaurant traffic increased over the third quarter of 2014, but was flat compared to fourth quarter of 2013. The significant fiscal reform that was adopted in Mexico in late 2013 impacted all of 2014 by dampening consumer confidence, which drives a sizable portion of the Mexican economy. In addition, Mexican retailers reported a decline in same-store sales compared to 2013. The European economy was negatively impacted by the geopolitical situation and the fear of deflation. In China, the rate of economic growth within the consumer segment continues to be weak. Specifically affecting our business is the very tight credit environment and Chinese government restrictions on consumption and entertaining referred to collectively as the "Eight Regulations." Additionally, several of our competitors throughout the world continue to experience financial difficulty and therefore the competitive environment remains very challenging. Despite these factors, we achieved a number of financial highlights in 2014 as a result of our commitment to improving our cost structure while leveraging our leadership positions in key lines of business and strengthening our balance sheet. Among the highlights are the following:

•	2014 net sales were $852.5 million, a record for the Company.

•	2014 gross profit of $203.1 million, surpassing our previous historical best reached in 2012 of $195.2 million.

•	2014 income from operations was $81.2 million, similar to our 2012 record of $81.3 million.

•	2014 Adjusted EBITDA was $123.4 million.

By implementing "Libbey 2015", our comprehensive business strategy launched in 2012, we successfully improved our financial position and our ability to compete effectively in the market today and into the future. Our "Libbey 2015" strategy was designed to gain stability and strength while improving margins and reducing costs. 2014's success was a direct result of our strategic actions to first improve, and then invest in our business. In 2014, we completed our North American capacity realignment resulting in over $10.0 million of cost savings. During the second quarter of 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•
the entry into a $440.0 million in aggregate principal amount of Senior Secured Term Loan B of Libbey Glass due 2021, which bears an interest rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent at commencement and December 31, 2014; and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

As a result of the refinancing described above, we reduced interest expense in 2014 by more than $9.1 million compared to 2013. Based on current LIBOR rates, the Senior Secured Term Loan B facility is expected to generate annual interest expense savings in excess of $10.0 million.

In addition, in December 2014, we pre-paid in full the outstanding principal balance and accrued interest under a promissory note issued in 2001 in connection with the purchase of a warehouse in Laredo, Texas. As of December 31, 2014, we had available capacity of $82.3 million under our ABL credit facility, with no outstanding borrowings under our ABL Facility and $60.0 million in cash on hand, including in excess of $26.0 million in the U.S.

During 2014 we also took steps to position Libbey for future growth. We invested in new glass-making technology at our Shreveport, Louisiana manufacturing plant with continued investment into 2015.

In January 2015, we announced our Own the Moment strategy. Our Own the Moment strategy is built to focus and invest in driving profitable growth and building on our positions of strength in the Americas, drive efficiencies and pursue low cost investments to maximize the returns in our EMEA and Asia Pacific regions, grow and leverage our brands, provide our customers with the best value and solutions via customer and market driven innovation and product development, build excellence across our supply chain, increase the speed of talent development and cultural change, enhance all of our commercial capabilities and invest in information technology. To reinforce our leadership in key market channels throughout the world, we made substantial investments in new products, increased our sales force, and expanded our commercial brands and capabilities in 2014 as part of this new strategy. Our Own the Moment strategy is also driven by a balanced capital allocation strategy that includes a $0.11 per share quarterly dividend, up to 1.5 million in share repurchases and reinvestment in the business. We implemented our 10b5-1 share repurchase plan on December 15, 2014. As of March 4, 2015, we have repurchased 197,458 shares of stock at an average purchase price of approximately $33.22. We expect to repurchase all 1.5 million shares under our current authorization by year-end 2017.

Results of Operations

The following table presents key results of our operations for the years 2014, 2013 and 2012:

Year ended December 31,
(dollars in thousands, except percentages and per-share amounts)	2014	2013	2012
Net sales	$852,492	$818,811	$825,287
Gross profit (2)	$203,145	$189,417	$195,185
Gross profit margin	23.8%	23.1%	23.7%
Income from operations (IFO) (2)(3)	$81,236	$74,577	$81,289
IFO margin	9.5%	9.1%	9.8%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$36,396	$73,706	$50,402
EBIT margin	4.3%	9.0%	6.1%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$76,784	$117,675	$91,873
EBITDA margin	9.0%	14.4%	11.1%
Adjusted EBITDA(1)	$123,389	$135,317	$132,139
Adjusted EBITDA margin	14.5%	16.5%	16.0%
Net income (2)(3)(4)	$4,963	$28,459	$6,966
Net income margin	0.6%	3.5%	0.8%
Diluted net income per share	$0.22	$1.31	$0.33
_____________________

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

(2)
2014 includes a net gain of $4.8 million related to the 2013 furnace malfunction at our Toledo, Ohio, manufacturing facility; $1.0 million of charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility; and $0.3 million in charges for an environmental obligation related to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. 2013 includes a net $6.3 million loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction, $0.4 million of pension settlement charges and $1.7 million of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. 2012 includes severance charges of $3.3 million related to the implementation of our new strategic plan. (See notes 5, 7, 9 and 18 to the Consolidated Financial Statements.)

(3)
In addition to item (2) above, 2014 includes $0.8 million of pension settlement charges and $0.9 million for executive retirement. 2013 includes $4.9 million in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility, $1.8 million of pension settlement charges, $1.8 million for abandoned property charges and $0.7 million for an executive retirement. 2012 includes $1.9 million of severance related to the implementation of our new strategic plan and $4.3 million of pension curtailment and settlement charges related to the U.S. plans. (See notes 5, 7, 9, 12 and 18 to the Consolidated Financial Statements.)

(4)
In addition to item (3) above, 2014 includes a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap; and $1.2 million related to hedge ineffectiveness primarily on natural gas contracts in Mexico. 2013 includes a net gain of $1.8 million related to the furnace malfunction at our Toledo, Ohio manufacturing facility, $0.9 million of expense related to hedge ineffectiveness, and a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013. 2012 includes a loss of $31.1 million for the write-off of unamortized finance fees and discounts and call premium payments on the ABL Facility and $360.0 million of 10.0 percent Senior Secured Notes redeemed in May and June 2012, partially offset by the write-off of the debt carrying value adjustment related to the termination of the $80.0 million interest rate swap; and $0.3 million of income related to hedge ineffectiveness. (See notes 6, 13, 17 and 18 to the Consolidated Financial Statements).

Discussion of 2014 vs. 2013 Results of Operations

Net Sales

For the year ended December 31, 2014, net sales increased 4.1 percent to $852.5 million, compared to $818.8 million in the prior year. The increase in net sales was primarily attributable to increased sales of $30.6 million in the Americas and $2.5 million in U.S. Sourcing.

The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2014	2013
Americas	$591,391	$560,840
EMEA	147,587	146,455
U.S. Sourcing	80,782	78,302
Other	32,732	33,214
Consolidated	$852,492	$818,811

Net Sales — Americas

Net sales in the Americas were $591.4 million, compared to $560.8 million in 2013, an increase of 5.4 percent (an increase of 6.3 percent excluding currency fluctuation). The primary contributor was an 11.8 percent increase in sales in our business-to-business market channel due to stronger volume in the candles and floral product lines, as well as smaller increases in both foodservice and retail sales of 2.3 percent and 3.4 percent, respectively. In aggregate the severe winter weather in the U.S. and Canada during the first quarter 2014 reduced sales by $2.0 million, with over half of the impact in the foodservice channel. Additionally, the retail channel was impacted by our decision to exit the sale of certain low margin items as we reconfigured our Americas manufacturing footprint.

Net Sales — EMEA

Net sales in EMEA were $147.6 million, compared to $146.5 million in 2013, an increase of 0.8 percent (an increase of 0.7 percent excluding currency fluctuation). The primary contributors to the increased net sales were the favorable product mix to EMEA customers and increased shipments.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $80.8 million, compared to $78.3 million in 2013, an increase of 3.2 percent. The increase in sales resulted from increased shipments in our foodservice channel, partially offset by a $0.7 million impact due to the severe winter weather experienced during the first quarter of 2014.

Gross Profit

Gross profit increased to $203.1 million in 2014, compared to $189.4 million in the prior year. Gross profit as a percentage of net sales increased to 23.8 percent, compared to 23.1 percent in the prior year. The primary drivers of the $13.7 million increase in gross profit were the realization of cost savings of $10.3 million from the North American capacity realignment; $9.1 million in net increased production activity compared to 2013, when significant furnace rebuilds resulted in a reduction in capacity utilization; an $11.1 million favorable impact in 2014 compared to 2013 related to the furnace malfunction at our Toledo, Ohio, manufacturing facility, primarily related to insurance proceeds received in 2014; reduced pension and postretirement welfare expense of $4.6 million; lower incentive compensation of $2.6 million; and lower charges in 2014 compared to 2013 related to the North American capacity realignment of $0.7 million. Partially offsetting these favorable factors were $7.0 million in costs associated with an earlier-than-planned furnace repair; increased input (primarily natural gas, electricity and packaging) and freight costs of $5.6 million and $5.2 million, respectively; an unfavorable currency impact of $4.5 million primarily related to the Mexican peso; the unfavorable impact of the severe winter weather of $1.3 million in the first quarter of 2014 and non-income tax assessments of $0.8 million.

Income From Operations

Income from operations for the year ended December 31, 2014 increased $6.7 million, to $81.2 million, compared to $74.6 million in the prior year. Income from operations as a percentage of net sales was 9.5 percent for the year ended December 31, 2014, compared to 9.1 percent in the prior year. The increase in income from operations is the result of the increase in gross profit of $13.7 million (discussed above) and the favorable impact in 2014 of a reduction in special charges compared to the prior-year period, when we recorded $4.9 million of special charges related to the discontinuation of production of certain glassware in North America and the reduction of manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. Offsetting this was an increase in selling, general and administrative expense of $11.9 million, primarily the result of $10.4 million in growth investments and $0.8 million on unplanned non-income tax assessments. The growth investments include the development of new products, additional sales force, expanded marketing capabilities, and our new capital allocation and Own the Moment strategies.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the year ended December 31, 2014 decreased by $37.3 million, or 50.6 percent, to $36.4 million in 2014 from $73.7 million in 2013. EBIT as a percentage of net sales decreased to 4.3 percent in 2014, compared to 9.0 percent in the prior year. The decrease in EBIT is a result of the inclusion in 2014 of $47.2 million for loss on redemption of debt, as compared to $2.5 million in 2013, partially offset by a favorable change of $0.7 million in other income (expense) and the increase in income from operations of $6.7 million (discussed above).

Segment EBIT
The following table summarizes Segment EBIT(1) by operating segments:

Year ended December 31, (dollars in thousands)	2014	2013
Americas	$98,460	$100,534
EMEA	$5,726	$874
U.S. Sourcing	$6,995	$9,752
________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 19 to the Consolidated Financial Statements for a reconciliation of Segment EBIT to net income.

Segment EBIT — Americas

Segment EBIT decreased to $98.5 million in 2014 compared to $100.5 million in 2013. Segment EBIT as a percentage of net sales for the Americas decreased to 16.6 percent in 2014, compared to 17.9 percent in the prior year. The primary drivers of the $2.1 million decrease in Segment EBIT were the realization of savings of $10.3 million from the recently completed North American capacity realignment; lower healthcare and pension costs of $5.4 million and $4.1 million lower incentive compensation. These favorable items were predominately offset by the unfavorable impact of the severe winter weather of $1.1 million; higher input costs for natural gas, packaging and electricity of $6.2 million; higher freight costs of $4.0 million; an unfavorable currency impact of $4.7 million; and an unfavorable net $5.5 million from production inefficiencies and costs associated with an earlier-than-planned furnace repair.

Segment EBIT — EMEA

Segment EBIT increased to $5.7 million in 2014, compared to $0.9 million in 2013. Segment EBIT as a percentage of net sales for EMEA increased to 3.9 percent in 2014, compared to 0.6 percent in the prior-year. The primary drivers of the $4.9 million increase in Segment EBIT were increased production activity of $3.4 million and lower input costs of $1.9 million. These favorable items were partially offset by increased repairs and maintenance of $0.5 million.

Segment EBIT — U.S. Sourcing

Segment EBIT decreased to $7.0 million in 2014, compared to $9.8 million in 2013. Segment EBIT as a percentage of net sales for U.S. Sourcing decreased to 8.7 percent in 2014, compared to 12.5 percent in the prior-year. The primary driver of the

$2.8 million decrease in Segment EBIT were an unfavorable sales mix impact of $1.1 million, the unfavorable impact of the severe first quarter winter weather of $0.2 million, increased selling and marketing support of $0.5 million, and increased freight and input costs of $0.3 million each.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $40.9 million in 2014, to $76.8 million, compared to $117.7 million in 2013. As a percentage of net sales, EBITDA decreased to 9.0 percent in 2014, from 14.4 percent in 2013. The key contributors to the decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), including the $47.2 million loss on redemption of debt in 2014, which was the largest driver, as compared to $2.5 million in 2013. Additionally, 2013 included $3.6 million of additional depreciation and amortization, of which $1.7 million related to accelerated depreciation on certain fixed assets included in the capacity realignment.

Adjusted EBITDA

Adjusted EBITDA decreased by $11.9 million in 2014, to $123.4 million, compared to $135.3 million. As a percentage of net sales, Adjusted EBITDA was 14.5 percent for 2014, compared to 16.5 percent in 2013. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

Year ended December 31, (dollars in thousands)	2014	2013
Net income	$4,963	$28,459
Add: Interest expense	22,866	32,006
Add: Provision for income taxes	8,567	13,241
Earnings before interest and income taxes (EBIT)	36,396	73,706
Add: Depreciation and amortization	40,388	43,969
Earnings before interest, taxes, deprecation and amortization (EBITDA)	76,784	117,675
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 6) (1)	47,191	2,518
Pension settlement charge (see note 9) (2)	774	2,252
Furnace malfunction (see note 18) (3)	(4,782)	4,428
Restructuring charges (see note 7) (4)	985	6,544
Abandoned property (see note 18)	—	1,781
Executive retirement (see note 12)	875	736
Environmental obligation (see note 18) (5)	315	—
Derivatives (see note 13) (6)	1,247	916
Depreciation expense included in special items and also in depreciation and amortization above	—	(1,533)
Adjusted EBITDA	$123,389	$135,317
____________________________________

(1)
Loss on redemption of debt for 2014 includes the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. Loss on redemption of debt for 2013 includes the write-off of unamortized finance fees and call premium on the $45.0 million Senior Secured Notes redeemed in May 2013.

(2)	The pension settlement charge for 2014 and 2013 relates to excess lump sum distributions.

(3)
Furnace malfunction in 2014 relates to a $10.7 million insurance recovery, net of a loss of production of $5.9 million, at our Toledo, Ohio, manufacturing facility. Furnace malfunction in 2013 relates to loss of production of $8.9 million and disposal of fixed assets of $0.5 million, net of a $5.0 million insurance recovery, at our Toledo, Ohio, manufacturing facility.

(4)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

(5)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(6)
Derivatives relate to hedge ineffectiveness and mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting, as well as, hedge ineffectiveness on our interest rate swap.

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

Net Income and Diluted Net Income Per Share

We recorded net income of $5.0 million, or $0.22 per diluted share, in 2014, compared to $28.5 million, or $1.31 per diluted share, in 2013. Net income as a percentage of net sales was 0.6 percent in 2014, compared to 3.5 percent in the prior year. The decrease in net income and diluted net income per share is generally due to the factors discussed in EBIT above, partially offset by a $9.1 million reduction in interest expense, and a $4.7 million decrease in the provision for income taxes. The decrease in interest expense is primarily driven by lower interest rates as a result of the debt refinancing completed in the second quarter of 2014. The effective tax rate was 63.3 percent for 2014 compared to 31.8 percent in 2013. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions and other activity in jurisdictions with recorded valuation allowances.
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

Gross Profit

Gross profit decreased to $189.4 million in 2013, compared to $195.2 million in the prior year. Gross profit as a percentage of net sales decreased to 23.1 percent, compared to 23.7 percent in the prior year. The primary drivers of the $5.8 million decline in gross profit were decreased production activity net of volume-related production costs due to planned furnace rebuilds; relocation of production as part of our realignment; and the furnace malfunction at our Toledo, Ohio manufacturing facility ($21.9 million); and accelerated depreciation related to our North American capacity realignment and furnace rebuilds ($2.5 million). Partially offsetting these unfavorable impacts were a reduction in labor, benefit and pension expenses of $14.3 million and a favorable currency impact of $4.7 million.

Income From Operations

Income from operations for the year ended December 31, 2013 decreased $6.7 million, to $74.6 million, compared to $81.3 million in the prior year. Income from operations as a percentage of net sales was 9.1 percent for the year ended December 31, 2013, compared to 9.8 percent in the prior year. The decrease in income from operations is the result of the decrease in gross profit (discussed above), a $4.9 million charge related to discontinuation of production of certain glassware in North America and reduction of manufacturing capacity at our Shreveport, Louisiana, manufacturing facility, $1.8 million of abandoned property expense, and $1.8 million of increased selling and marketing expenses. Partially offsetting these unfavorable expenses was a favorable $7.4 million reduction in labor, benefit and pension expense.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the year ended December 31, 2013 increased by $23.3 million, or 46.2 percent, to $73.7 million in 2013 from $50.4 million in 2012. EBIT as a percentage of net sales increased to 9.0 percent in 2013, compared to 6.1 percent in the prior year. The increase in EBIT is a result of the $28.6 million decrease in loss on redemption of debt and the favorable impact of $1.8 million associated with the furnace malfunction in Toledo, Ohio, partially offset by the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

Year ended December 31, (dollars in thousands)	2013	2012
Americas	$100,534	$95,833
EMEA	$874	$(714)
U.S. Sourcing	$9,752	$11,381
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 19 to the Consolidated Financial Statements for a reconciliation of Segment EBIT to net income.

Segment EBIT — Americas

Segment EBIT increased to $100.5 million in 2013, compared to $95.8 million in 2012. Segment EBIT as a percentage of net sales for the Americas increased to 17.9 percent in 2013, compared to 16.5 percent in the prior year. The primary drivers of the $4.7 million increase in Segment EBIT were reduced production related labor, benefit and pension expense of $10.9 million, a favorable currency impact of $3.4 million, reduced repair and maintenance expense of $3.9 million, reduced rent and lease expense of $0.6 million and reduced selling, general, administrative and other income (expense) of $1.2 million. Partially offsetting these favorable items were the unfavorable impact of $17.2 million resulting from decreased production activity net of lower volume-related production costs due to a significant furnace rebuild, and relocation of production as part of our North American manufacturing realignment.

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

Adjusted EBITDA

Adjusted EBITDA increased by $3.2 million in 2013, to $135.3 million, compared to $132.1 million. As a percentage of net sales, Adjusted EBITDA was 16.5 percent for 2013, compared to 16.0 percent in 2012. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

Year ended December 31, (dollars in thousands)	2013	2012
Net income	$28,459	$6,966
Add: Interest expense	32,006	37,727
Add: Provision for income taxes	13,241	5,709
Earnings before interest and income taxes (EBIT)	73,706	50,402
Add: Depreciation and amortization	43,969	41,471
Earnings before interest, taxes, deprecation and amortization (EBITDA)	117,675	91,873
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 6) (1)	2,518	31,075
Severance	—	5,150
Pension curtailment and settlement charge (see note 9) (2)	2,252	4,306
Furnace malfunction (see note 18) (3)	4,428	—
Restructuring charges (see note 7) (4)	6,544	—
Abandoned property (see note 18)	1,781	—
Executive retirement (see note 12)	736	—
Derivatives (5)	916	(265)
Depreciation expense included in special items and also in depreciation and amortization above	(1,533)	—
Adjusted EBITDA	$135,317	$132,139
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

(5)
In 2013, derivatives relate to $0.6 million and $0.3 million of hedge ineffectiveness on our interest rate swap and natural gas contracts, respectively. In 2012, derivatives relate to hedge ineffectiveness on our interest rate swap.

We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of 2014 vs. 2013 Results of Operations above.

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

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2014, we had no borrowings outstanding under our $100.0 million ABL Facility and we had $6.8 million in letters of credit issued under that facility. We had $82.3 million of unused availability remaining under the ABL Facility at December 31, 2014, as compared to $70.5 million of unused availability at December 31, 2013. In addition, we had $60.0 million of cash on hand at December 31, 2014, compared to $42.2 million of cash on hand at December 31, 2013. Of our total cash on hand at December 31, 2014 and December 31, 2013, $33.7 million and $20.1 million, respectively, were held in foreign subsidiaries and can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8 to the Consolidated Financial Statements.

During the second quarter of 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•
the entry into a $440.0 million in aggregate principal amount of the Term Loan B of Libbey Glass due 2021, which bears an interest rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent at commencement; and

•
the repurchase and cancellation of all Libbey Glass's then outstanding $405.0 million in aggregate principal amount Senior Secured Notes ($360.0 million on April 9, 2014 and $45.0 million on May 9, 2014).

Libbey Glass used the proceeds of the Term Loan B, together with cash on hand and borrowings under the ABL Facility, to repurchase $360.0 million of the Senior Secured Notes, redeem the remaining $45.0 million of the Senior Secured Notes, and pay certain related fees and expenses.

We expect to spend between $55 million and $60 million on capital expenditures during 2015. In addition to normal maintenance capital, these expenditures are expected to include $16 million to $17 million for investments in new glass making technology in our Shreveport, Louisiana, facility.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

December 31, (dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	2014	2013
Accounts receivable — net	$91,106	$94,549
Less: Receivable on furnace malfunction insurance claim	—	5,000
Accounts receivable — net, excluding receivable on insurance claim	$91,106	$89,549
DSO (1)	39.0	39.9
Inventories — net	$169,828	$163,121
DIO (2)	72.7	72.7
Accounts payable	$82,485	$79,620
DPO (3)	35.3	35.5
Working capital (4)	$178,449	$173,050
DWC (5)	76.4	77.1
Percentage of net sales	20.9%	21.1%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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
Working capital, defined as net accounts receivable excluding receivables on insurance claims related to the furnace malfunction plus net inventories less accounts payable, increased by $5.4 million in 2014, compared to 2013. As a percentage of net sales, working capital of 20.9 percent in 2014 was an improvement compared to the 21.1 percent in 2013. Our increase is primarily due to increased inventories and increased accounts receivable related to increased sales in the month of December, offset by higher accounts payable. The impact of currency decreased total working capital by $8.4 million at December 31, 2014, primarily driven by the euro and peso.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2014	December 31, 2013
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating		April 9, 2021	437,800	—
Senior Secured Notes	6.875%	(1)	May 15, 2020	—	405,000
Promissory Note	6.00%		September, 2016	—	681
RMB Working Capital Loan	floating		September, 2014	—	5,157
RMB Working Capital Loan	6.78%		July, 2015	3,258	—
AICEP Loan	0.00%		January, 2016 to July 30, 2018	3,846	2,389
Total borrowings				444,904	413,227
Less — unamortized discount				982	—
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				—	(1,324)
Total borrowings — net (2) (3)				$443,922	$411,903
____________________________________

(1)	See “Derivatives” below and note 13 to the Consolidated Financial Statements.

(2)	Total borrowings-net includes long-term debt due within one year and long-term debt as stated on the Consolidated Balance Sheets.

(3)	See “Contractual Obligations” below for scheduled payments by period.

We had total borrowings of $443.9 million at December 31, 2014, compared to total borrowings of $411.9 million at December 31, 2013. The $32.0 million increase in borrowings was primarily the result of the refinancing of our Senior Secured Notes on April 9, 2014.

Of our total borrowings, $437.8 million, or approximately 98.4 percent, was subject to variable interest rates at December 31, 2014. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.4 million on an annual basis.

Included in interest expense is the amortization of discounts and other financing fees. These items amounted to $1.5 million, $1.8 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash Flow

The following table presents key drivers to our Free Cash Flow for 2014, 2013 and 2012.

Year ended December 31, (dollars in thousands)	2014	2013	2012
Net cash provided by operating activities	$81,871	$72,729	$8,497
Capital expenditures (2)	(54,393)	(49,407)	(32,720)
Proceeds from furnace malfunction insurance recovery	2,350	—	—
Proceeds from asset sales and other	24	81	647
Free Cash Flow (1)	$29,852	$23,403	$(23,576)
____________________________________

(1)
We define Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from furnace malfunction insurance recovery and proceeds from asset sales. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.

(2)	Capital expenditures for the year ended December 31, 2014 excludes $2.3 million for capital expenditures incurred but not yet paid.
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

Discussion of 2014 vs. 2013 Cash Flow

Our net cash provided by operating activities was $81.9 million in 2014, compared to $72.7 million in 2013, or an increase of $9.1 million. Contributing to the improvement in cash provided by operating activities were a reduction in interest payments of $9.7 million and insurance proceeds related to the furnace malfunction of $13.3 million. These were partially offset by an unfavorable change in working capital (accounts receivable, inventories and accounts payable) of $8.1 million and an increase in prepaid value added tax of $6.8 million.

Our net cash used in investing activities was ($52.0) million and ($49.3) million in 2014 and 2013, respectively, primarily representing capital expenditures. 2014 capital expenditures were partially offset by the receipt of proceeds from the furnace malfunction insurance recovery of $2.4 million.

Net cash used in financing activities was a use of ($9.7) million in 2014, compared to a use of ($49.1) million in 2013, or a change of $39.4 million. 2014 reflects the impact of the refinancing of the Senior Secured Notes with the Term Loan B of ($10.4) million, the Term Loan B payments of ($2.2) million, the purchase of treasury shares of ($1.1) million, and other debt repayments of ($0.6) million, offset by the proceeds from stock option exercises of $4.6 million. 2013 reflects Senior Secured Note payments of ($45.0) million and call premium payments of ($1.4) million, ($8.2) million in other borrowings, offset by proceeds from stock options exercised of $5.4 million.

At December 31, 2014, our cash balance was $60.0 million, a increase of $17.8 million from $42.2 million at December 31, 2013.

Our Free Cash Flow was $29.9 million during 2014, compared to $23.4 million in 2013, an improvement of $6.4 million. The primary contributors to this change were the $9.1 million favorable cash flow impact from operating activities in 2014, partially offset by an unfavorable change of $2.7 million in investing activities, as discussed above.

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

Net cash provided by (used in) financing activities was a use of ($49.3) million in 2013, compared to a source of $32.3 million in 2012, or a change of $81.4 million. Contributing to the decrease in net cash provided by (used in) financing activities in 2013 were the redemption of $45.0 million of Senior Secured Notes, together with the payment of $1.4 million of related call premiums, and other debt net repayments of $8.2 million, partially offset by cash received from stock option exercises of $5.4 million. During 2012, we received Senior Secured Note proceeds of $450.0 million, offset by former Senior Note payments of $360.0 million, call premium payments of $23.6 million, debt issuance costs of $13.5 million, and other debt net repayments of $21.9 million.

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

Derivatives

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our 10.0 percent Senior Secured Notes as a means to mange our fixed to variable interest rate ratio. On April 18, 2012, we called the Old Rate Agreement at fair value and received proceeds of $3.6 million.

On June 18, 2012, we entered into an Interest Rate Agreement with a notional amount of $45.0 million that was to mature in 2020 (New Rate Agreement). The New Rate Agreement was executed in order to convert a portion of the 6.875 percent Senior Secured Notes fixed rate debt into floating rate debt and maintain a capital structure containing fixed and floating rate debt. As of July 1, 2013, we de-designated ten percent of the New Rate Agreement representing $4.5 million in order to keep the designated notional amount of the New Rate Agreement in alignment with ten percent of our 6.875 percent Senior Secured Notes. Upon the refinancing of the 6.875 percent Senior Secured Notes, the New Rate Agreement was called at fair value on May 9, 2014. We paid $1.1 million. The remaining balance of the carrying value adjustment on debt related to the New Rate Agreement of $0.8 million was recognized as a loss in loss on redemption of debt on the Consolidated Statements of Operations. See notes 6 and 13 to the Consolidated Financial Statements for further discussion.

The fair market value for the New Rate Agreement was a $2.1 million liability at December 31, 2013. The fair market value of the New Rate Agreement was based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate forward curves.

We also use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2014, we had commodity futures contracts for 3,850,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $2.9 million liability. We have hedged a portion of our forecasted transactions through June 2016. At December 31, 2013, we had commodity futures contracts for 1,520,000 million BTUs of natural gas with a fair market value of a $0.4 million asset. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2014, by Standard & Poor’s.

Contractual Obligations

The following table presents our existing contractual obligations at December 31, 2014 and related future cash requirements:

Contractual Obligations(1) (dollars in thousands)	Payments Due by Year
	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
Borrowings	$444,904	$7,658	$11,364	$10,082	$415,800
Interest payments(2)	105,187	16,751	32,784	32,070	23,582
Long-term operating leases	116,719	14,024	27,546	24,372	50,777
Pension and nonpension(3)	9,584	9,584	—	—	—
Purchase obligations(4)	33,691	24,379	8,186	1,114	12
Long-term incentive plans and CEO retention awards	4,213	1,298	1,532	1,383	—
Total obligations	$714,298	$73,694	$81,412	$69,021	$490,171
_______________________________________

(1)	Amounts reported in local currencies have been translated at 2014 exchange rates.

(2)	The obligations for interest payments are based on December 31, 2014 debt levels and interest rates.

(3)
This amount represents 2015 expected contributions to our global pension and nonpension benefit plans. We have not estimated pension contributions beyond 2015 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(4)
The purchase obligations consist principally of contracted amounts for energy, raw materials and fixed assets. The amount excludes purchase orders in the ordinary course of business that may be canceled. We do not believe such purchase orders will adversely affect our liquidity position.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2014, totaled $6.8 million.

We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits of $0.4 million at December 31, 2014 is not included in the table above. See note 8 to the Consolidated Financial Statements for additional information.

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

Allowance for Doubtful Accounts

Our accounts receivable balance, net of reserves, was $91.1 million in 2014, compared to $94.5 million in 2013. The reserve balance was $5.6 million in 2014, compared to $5.8 million in 2013. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate loss provisions accordingly. We recognize inventory loss provisions based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2014, our inventories were $169.8 million, with loss provisions of $4.4 million, compared to inventories of $163.1 million and loss provisions of $4.9 million at December 31, 2013.

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

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. During 2013, we decided to reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility, which represented an indicator of impairment for that asset group. Accordingly, our impairment analysis resulted in a write-down of our carrying value for those assets to the estimated fair value less cost to sell, the impairment is disclosed in note 5 to the Consolidated Financial Statements. There were no indicators of impairment noted in 2014 and 2012 that required an impairment analysis to be performed for the Company's property, plant and equipment.

In accordance with FASB ASC 360, we also perform an impairment analysis for our definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2014 or 2013 that would require an impairment analysis to be performed for our definite useful lived intangible assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill at December 31, 2014 was $164.1 million, representing approximately 19.8 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units represent the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. These cash flow projections are based in part on sales projections for the next several years, capital spending trends and investment in working capital to support anticipated sales growth, which are updated at least annually and reviewed by management. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment charge should be recorded.

The discount rates used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total of the fair values of the segments less debt was reconciled to end-of-year total market capitalization. For locations with recorded goodwill, the discount rates used in the 2014 goodwill impairment analysis ranged from 10.8 percent to 13.0 percent, as compared to a range of 11.6 percent to 13.9 percent used in the 2013 test. The cash flow terminal growth rates used in the 2014 and 2013 goodwill impairment analysis for all locations ranged from 2.0 percent to 4.0 percent. Management believes these rates are reasonably conservative based upon historical growth rates and its expectations of future economic conditions in the markets in which we operate. Any changes in the discount rate or cash flow terminal growth rate would move in tandem. For example, the discount rate is higher in part due to increased uncertainty as to our ability to meet short term and long term forecasts. As such, if we were to increase the cash flow terminal growth rate, we would also increase the discount rate.

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

Based on the results of our annual impairment test, the estimated fair values of all three reporting units that have goodwill were substantially in excess of their carrying values, with the estimated fair values of each reporting unit exceeding its carrying value by at least 20.0 percent. As of October 1, 2014, 2013 and 2012, our review did not indicate an impairment of goodwill.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2014 were $12.1 million, representing 1.5 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2014, 2013 and 2012, our review did not indicate an impairment of indefinite life intangible assets.

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

Pension Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2014			2013			2014			2013
Discount rate	4.17%	to	4.29%	4.83%	to	5.12%	2.30%	to	7.60%	3.70%	to	8.50%
Rate of compensation increase	—%	to	—%	—%	to	—%	2.00%	to	4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2014			2013			2012			2014			2013			2012
Discount rate	4.83%	to	5.12%	3.98%	to	4.97%	3.87%	to	5.22%	3.70%	to	8.50%	3.70%	to	7.00%	5.80%	to	8.25%
Expected long-term rate of return on plan assets	7.25%			7.50%			7.75%			4.10%			3.60%			5.10%
Rate of compensation increase	—%	to	—%	—%	to	—%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%
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

During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect current mortality expectations and is to be used in calculating pension obligations. We adopted these new tables for our U.S. pension plans for use in determining our projected benefit obligations. Adoption of the new mortality tables increased our projected benefit obligation by approximately $22.1 million at December 31, 2014.

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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Our determination of the reasonableness of our expected long-term rate of return on plan assets at December 31 is highly quantitative by nature and used to measure the earnings effects for the subsequent year. We evaluate the current asset allocations and expected returns under four sets of conditions: a maximum time available for each asset class; a common history where all asset class returns are computed with the same overall start date of January 1990; a 10-year historical return; and forecasted returns using the Black-Litterman method. Based upon the current asset allocation mix and the Black-Litterman method, the forecasted return is 6.77 percent. The actual return on plan assets from July 1, 1993 (inception) through December 31, 2014 was 8.87 percent and 8.70 percent for the U.S. hourly and salary pension plans, respectively.

Since over 85 percent of the plan assets are actively managed, we adjust the baseline forecasted return for the anticipated return differential from active over passive investment management and for any other items not already captured. We believe that the combination of long-term historical returns, along with the forecasted returns and manager alpha, supports the 7.25 percent rate of return assumption based on the current asset allocation.

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $5.1 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.9 million.

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

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	4.10%	4.74%	3.61%	4.36%
The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.74%	3.85%	4.91%	4.36%	3.71%	3.97%
The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Initial health care trend	7.25%	7.50%	7.25%	7.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	9	10	9	10
Sensitivity to change in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.4 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

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

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC 740 "Income Taxes," requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax jurisdiction in which we conduct our operations or otherwise incur taxable income or losses. In the United States, Portugal and the Netherlands, we have recorded valuation allowances against our deferred income tax assets. See note 8 to the Consolidated Financial Statements for additional information.

Despite our 2013 improvement in financial results in the U.S., management has concluded that in consideration of our current year loss and cumulative U.S. operating losses and the current U.S. economic environment and competitive landscape, we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our U.S. deferred tax assets. If we generate significant pre-tax earnings in the U.S. in 2015 and expectations for 2016 and beyond indicate continued profitability and improved economic conditions, we may have sufficient evidence to release all or a portion of our valuation allowance on our U.S. net deferred tax assets in the foreseeable future.

The Netherlands financial performance improved during 2014 and its cumulative loss position is relatively small at December 31, 2014. Nonetheless, before we would change our judgment of the need for a full valuation allowance, a sustained period of operating profitability is required. Considering the duration and magnitude of our Netherlands operating losses and the current European economic environment and competitive landscape, it is our judgment that we have not yet achieved a level of sufficient profitability needed in order to release our valuation allowance against our deferred tax assets. If we generate significant pre-tax earnings in the Netherlands in 2015 and expectations for 2016 and beyond indicate continued profitability and improved economic conditions, we may have sufficient evidence to release all or a portion of our valuation allowance on our Netherlands deferred tax assets in the foreseeable future.

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

One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective. A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the fair value of the hedged item. At the inception of the contract, we first determine if the relationship between the hedged contract and the hedged item meets the strict criteria to qualify for an exemption to the effectiveness testing. If the relationship does not meet these criteria, then we must test the effectiveness at the inception of the contract and quarterly thereafter. If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively. During the fourth quarter of 2014, we de-designated our Mexico natural gas derivatives due to ineffectiveness created by changes in the natural gas price. Effective October 1, 2014 and forward, we have not elected hedge accounting for new Mexico natural gas contracts that we enter into. As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our New Rate Agreement. As a result of these de-designations and not electing hedge accounting for our Mexico gas contracts, the mark-to-market adjustment of these derivatives is recorded in other income (expense) on the Consolidated Statements of Operations. See note 13 to the Consolidated Financial Statements.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with FASB ASC 718, "Compensation - Stock Compensation" and FASB ASC 505-50, "Equity - Equity Based Payments to Non-Employees", which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Stock-based compensation expense recognized under FASB ASC 718 and FASB ASC 050-50 for fiscal 2014, 2013 and 2012 was $5.3 million, $5.1 million and $3.3 million, respectively. Non-cash compensation charges of $0.1 million and $0.7 million related to accelerated vesting of previously issued equity compensation was included in 2014 and 2013, respectively.

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

The Company entered into a CEO Retention Award Agreement pursuant to which the Company issued 240,829 stock appreciation rights to our CEO on December 16, 2013 and 115,687 cash settled restricted stock units in the first quarter of 2014. The Black-Scholes option-pricing model was used to estimate the grant-date fair value. These awards cliff vest on December 31, 2018. Stock appreciation rights are settled in cash for the difference between the market price on the date of exercise and the exercise price (the closing market price on the date of grant). Accordingly, awards that will be settled in cash are subject to liability accounting and the fair value of these awards are remeasured at the end of each reporting period until settled or expired.

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

Legal and other contingencies

We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. We have accrued for estimated losses in accordance with U.S. GAAP for those matters where we believe that the likelihood that a loss has occurred is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel principally involved with such matters and with our outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.

Syracuse China Company, our wholly-owned subsidiary, has been designated as one of eight potentially responsible parties with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. In connection with this, an estimated environmental liability of $1.0 million and a recoverable of $0.7 million have been recorded in other long term liabilities and other long term assets, respectively, in the Consolidated Balance Sheet at December 31, 2014. Expense of $0.3 million has been recorded in the Consolidated Statement of Operations for the year ended December 31, 2014. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

In the fourth quarter of 2014, we received a settlement notification from our insurance company on our furnace malfunction insurance claim at our manufacturing facility in Toledo, Ohio. The total reimbursement for the claim and related expenses was $15.7 million. $5.0 million was recognized in 2013 in accounts receivable and received in the first quarter of 2014. The remaining $10.7 million was received and recognized in the fourth quarter of 2014.

During the second quarter of 2013, we completed an unclaimed property audit, agreeing to pay $4.5 million, which included $1.8 million of expense in 2013.

See note 18 of the Consolidated Financial Statements for additional information on the above matters.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. We are currently assessing the impact that this standard will have on our Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern" (ASU 2014-15), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our Consolidated Financial Statements.

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
Interest Rates
We are exposed to market risks associated with changes in interest rates on our debt. We had $437.8 million of debt subject to variable interest rates at December 31, 2014. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.4 million on an annual basis.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged or have been de-designated, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of December 31, 2014.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans' asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total annual pension and nonpension postretirement expense by approximately $5.5 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $3.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheets of Libbey Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Libbey Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited Libbey Inc.’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Libbey Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Libbey Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Libbey Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Toledo, Ohio
March 13, 2015

Libbey Inc.
Consolidated Balance Sheets

December 31, (dollars in thousands, except per share amounts)	Footnote Reference	2014	2013

ASSETS
Cash and cash equivalents		$60,044	$42,208
Accounts receivable — net	(note 3)	91,106	94,549
Inventories — net	(note 3)	169,828	163,121
Prepaid and other current assets	(notes 3 & 8)	27,701	24,838
Total current assets		348,679	324,716
Pension asset	(note 9)	848	33,615
Purchased intangible assets — net	(note 4)	17,771	19,325
Goodwill	(note 4)	164,112	167,379
Deferred income taxes	(note 8)	5,566	5,759
Other assets	(note 3)	13,976	13,534
Total other assets		202,273	239,612
Property, plant and equipment — net	(notes 5 & 7)	277,978	265,662
Total assets		$828,930	$829,990

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable		$82,485	$79,620
Salaries and wages		29,035	32,403
Accrued liabilities	(note 3)	42,638	41,418
Accrued income taxes	(note 8)	2,010	1,374
Pension liability (current portion)	(note 9)	1,488	3,161
Non-pension postretirement benefits (current portion)	(note 10)	4,800	4,758
Derivative liability	(notes 13 & 15)	2,653	—
Deferred income taxes	(note 8)	3,633	—
Long-term debt due within one year	(note 6)	7,658	5,391
Total current liabilities		176,400	168,125
Long-term debt	(note 6)	436,264	406,512
Pension liability	(note 9)	56,462	40,033
Non-pension postretirement benefits	(note 10)	63,301	59,065
Deferred income taxes	(note 8)	5,893	11,672
Other long-term liabilities	(note 3)	13,156	13,774
Total liabilities		751,476	699,181

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2014 (21,316,480 shares issued in 2013)		218	213
Capital in excess of par value		331,391	323,367
Treasury stock		(1,060)	—
Retained deficit		(114,648)	(119,611)
Accumulated other comprehensive loss	(note 14)	(138,447)	(73,160)
Total shareholders’ equity		77,454	130,809
Total liabilities and shareholders’ equity		$828,930	$829,990

See accompanying notes

Libbey Inc.
Consolidated Statements of Operations

Year ended December 31, (dollars in thousands, except per share amounts)
	Footnote Reference	2014	2013	2012

Net sales	(note 2)	$852,492	$818,811	$825,287
Freight billed to customers		3,400	3,344	3,165
Total revenues		855,892	822,155	828,452
Cost of sales	(notes 2, 7 & 18)	652,747	632,738	633,267
Gross profit		203,145	189,417	195,185
Selling, general and administrative expenses		121,909	109,981	113,896
Special charges	(note 7)	—	4,859	—
Income from operations		81,236	74,577	81,289
Loss on redemption of debt	(note 6)	(47,191)	(2,518)	(31,075)
Other income (expense)	(notes 17 & 18)	2,351	1,647	188
Earnings before interest and income taxes		36,396	73,706	50,402
Interest expense	(note 6)	22,866	32,006	37,727
Income before income taxes		13,530	41,700	12,675
Provision for income taxes	(note 8)	8,567	13,241	5,709
Net income		$4,963	$28,459	$6,966

Net income per share:
Basic	(note 11)	$0.23	$1.34	$0.33
Diluted	(note 11)	$0.22	$1.31	$0.33
Weighted average shares:
Outstanding	(note 11)	21,716	21,217	20,876
Diluted	(note 11)	22,184	21,742	21,315

See accompanying notes

Libbey Inc.
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, (dollars in thousands)	Footnote Reference	2014	2013	2012

Net income		$4,963	$28,459	$6,966

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(note 14)	(49,725)	60,953	(17,891)
Change in fair value of derivative instruments, net of tax	(note 14)	(1,846)	732	2,859
Foreign currency translation adjustments	(note 14)	(13,716)	6,195	2,364
Other comprehensive income (loss), net of tax		(65,287)	67,880	(12,668)

Comprehensive income (loss)		$(60,324)	$96,339	$(5,702)

See accompanying notes

Libbey Inc.
Consolidated Statements of Shareholders' Equity

(dollars in thousands, except share amounts)	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 14)	Total

Balance December 31, 2011	20,342,342	—	$203	$310,985	$—	$(155,036)	$(128,372)	$27,780

Net income						6,966		6,966
Other comprehensive income (loss)							(12,668)	(12,668)
Stock compensation expense (note 12)				3,321				3,321
Stock issued	493,147		6	(929)				(923)
Balance December 31, 2012	20,835,489	—	209	313,377	—	(148,070)	(141,040)	24,476

Net income						28,459		28,459
Other comprehensive income (loss)							67,880	67,880
Stock compensation expense (note 12)				5,063				5,063
Stock issued	480,991		4	4,927				4,931
Balance December 31, 2013	21,316,480	—	213	323,367	—	(119,611)	(73,160)	130,809

Net income						4,963		4,963
Other comprehensive income (loss)							(65,287)	(65,287)
Stock compensation expense (note 12)				3,932				3,932
Stock issued	527,371		5	4,092				4,097
Purchase of treasury shares		34,985			(1,060)			(1,060)
Balance December 31, 2014	21,843,851	34,985	$218	$331,391	$(1,060)	$(114,648)	$(138,447)	$77,454

See accompanying notes

Libbey Inc.
Consolidated Statements of Cash Flows

Year ended December 31, (dollars in thousands)	Footnote Reference	2014	2013	2012

Operating activities:
Net income		$4,963	$28,459	$6,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(notes 4 & 5)	40,388	43,969	41,471
Loss on asset sales and disposals		674	514	446
Change in accounts receivable		(1,808)	(12,674)	7,187
Change in inventories		(10,828)	(3,932)	(10,969)
Change in accounts payable		5,088	12,190	6,285
Accrued interest and amortization of discounts and finance fees		2,039	1,496	(6,433)
Call premium on senior notes	(note 6)	37,348	1,350	23,602
Write-off of finance fee & discounts on senior notes and ABL	(note 6)	9,086	1,168	10,975
Pension & non-pension postretirement benefits	(notes 9 & 10)	(879)	7,746	(76,344)
Restructuring	(note 7)	(289)	2,212	—
Accrued liabilities & prepaid expenses		(7,222)	(17,507)	322
Income taxes	(note 8)	885	(1,804)	1,628
Share-based compensation expense		5,283	5,063	3,321
Other operating activities		(2,857)	4,479	40
Net cash provided by operating activities		81,871	72,729	8,497

Investing activities:
Additions to property, plant and equipment		(54,393)	(49,407)	(32,720)
Proceeds from furnace malfunction insurance recovery	(notes 17 & 18)	2,350	—	—
Proceeds from asset sales and other		24	81	647
Net cash used in investing activities		(52,019)	(49,326)	(32,073)

Financing activities:
Borrowings on ABL credit facility	(note 6)	83,000	51,000	—
Repayments on ABL credit facility	(note 6)	(83,000)	(51,000)	—
Other repayments	(note 6)	(5,863)	(14,270)	(23,116)
Other borrowings	(note 6)	5,214	6,094	1,234
Proceeds from (payments on) 6.875% senior notes	(note 6)	(405,000)	(45,000)	450,000
Payments on 10% senior notes	(note 6)	—	—	(360,000)
Proceeds from Term Loan B	(note 6)	438,900	—	—
Repayments on Term Loan B	(note 6)	(2,200)	—	—
Call premium on senior notes	(note 6)	(37,348)	(1,350)	(23,602)
Stock options exercised		4,571	5,384	1,231
Debt issuance costs and other	(note 6)	(6,959)	—	(13,475)
Treasury shares purchased		(1,060)	—	—
Net cash provided by (used in) financing activities		(9,745)	(49,142)	32,272

Effect of exchange rate fluctuations on cash		(2,271)	739	221
Increase (decrease) in cash		17,836	(25,000)	8,917
Cash & cash equivalents at beginning of year		42,208	67,208	58,291
Cash & cash equivalents at end of year		$60,044	$42,208	$67,208

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest		$20,302	$30,008	$44,105
Cash paid during the year for income taxes		$7,228	$10,855	$3,402

See accompanying notes

Libbey Inc.
Notes to Consolidated Financial Statements

1.	Description of the Business
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

Accounts Receivable and Allowance for Doubtful Accounts We record trade receivables when revenue is recorded in accordance with our revenue recognition policy and relieve accounts receivable when payments are received from customers. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance. Generally, we do not require collateral on our accounts receivable.

Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for our U.S. glass inventories, which represented 29.0 percent and 25.3 percent of our total inventories in 2014 and 2013, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $13.6 million and $14.5 million in 2014 and 2013, respectively. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

Purchased Intangible Assets and Goodwill Financial Accounting Standards Board Accounting Standards Codification™ ("FASB ASC") Topic 350 - "Intangibles-Goodwill and other" ("FASB ASC 350") requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2014, 2013 and 2012, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. There were also no indicators of impairment at December 31, 2014. For further disclosure on goodwill and intangibles, see note 4.

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
Derivatives We account for derivatives in accordance with FASB ASC Topic 815 "Derivatives and Hedging" ("FASB ASC 815"). We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for the foreign currency contracts and natural gas hedges in Mexico) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from fair value hedges of debt and short-term forward exchange contracts are classified as an operating activity. Cash flows of currency swaps, interest rate swaps, and commodity futures contracts are classified as operating activities. See additional discussion at note 13.
Environmental In accordance with U.S. GAAP accounting standards, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable.
Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other income (expense). Gain (loss)on currency translation was $1.9 million, $(0.3) million and $(0.8) million for the year ended December 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation Expense We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” ("FASB ASC 718") and FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees”("FASB ASC 505-50"). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC Topics 718 and 505-50 apply to all of our outstanding unvested stock-based payment awards. Stock-based compensation expense charged to the Consolidated Statement of Operations was a pre-tax charge of $5.3 million, $5.1 million and $3.3 million for 2014, 2013 and 2012, respectively. Non-cash compensation charges of $0.1 million and $0.7 million related to accelerated vesting of previously issued equity compensation was included in 2014 and 2013, respectively. See note 12 for additional information.
Treasury Stock Treasury Stock purchases are recorded at cost. During 2014, we purchased 34,985 shares of treasury stock at an average price of $30.30. During 2013 and 2012, we did not purchase any treasury stock. At December 31, 2014, we had 965,015 shares of common stock available for repurchase, as authorized by our Board of Directors.
Research and Development Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2014, 2013 and 2012, respectively, were $6.2 million, $3.4 million and $2.9 million.
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
Reclassifications Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2014, including the allocation of the 2013 furnace malfunction recovery within the Statement of Operations (see note 18).

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. We are currently assessing the impact that this standard will have on our Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern" (ASU 2014-15), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our Consolidated Financial Statements.

3.	Balance Sheet Details
The following table provides detail of selected balance sheet items:

December 31, (dollars in thousands)	2014	2013
Accounts receivable:
Trade receivables	$87,700	$87,499
Other receivables (see note 18)	3,406	7,050
Total accounts receivable, less allowances of $5,586 and $5,846	$91,106	$94,549

Inventories:
Finished goods	$151,698	$144,945
Work in process	1,153	1,615
Raw materials	4,708	4,558
Repair parts	10,840	10,550
Operating supplies	1,429	1,453
Total inventories, less loss provisions of $4,370 and $4,913	$169,828	$163,121

Prepaid and other current assets
Value added tax	$13,512	$6,697
Prepaid expenses	6,947	8,396
Deferred income taxes	4,888	5,840
Prepaid income taxes	1,951	3,511
Derivative asset	403	394
Total prepaid and other current assets	$27,701	$24,838

Other assets:
Deposits	$890	$919
Finance fees — net of amortization	6,958	10,472
Other assets	6,128	2,143
Total other assets	$13,976	$13,534

Accrued liabilities:
Accrued incentives	$17,648	$17,830
Workers compensation	7,121	7,108
Medical liabilities	3,887	3,433
Interest	3,876	3,331
Commissions payable	1,068	1,067
Withholdings and other non-income tax accruals	3,078	1,929
Other accrued liabilities	5,960	6,720
Total accrued liabilities	$42,638	$41,418

Other long-term liabilities:
Deferred liability	$8,081	$7,424
Derivative liability	215	2,073
Environmental obligation (see note 18)	1,000	—
Other long-term liabilities	3,860	4,277
Total other long-term liabilities	$13,156	$13,774

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	2014	2013
Beginning balance	$19,325	$20,222
Amortization	(1,069)	(1,069)
Foreign currency impact	(485)	172
Ending balance	$17,771	$19,325

Purchased intangible assets are composed of the following:

December 31, (dollars in thousands)	2014	2013
Indefinite life intangible assets	$12,148	$12,404
Definite life intangible assets, net of accumulated amortization of $15,975 and $15,226	5,623	6,921
Total	$17,771	$19,325

Amortization expense for definite life intangible assets was $1.1 million, $1.1 million and $1.1 million for years 2014, 2013 and 2012, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. Our October 1st review for 2014 and 2013 did not indicate impairment of our indefinite life intangible assets. There were also no indicators of impairment at December 31, 2014.

The remaining definite life intangible assets at December 31, 2014 primarily consist of customer relationships that are amortized over a period ranging from 13 to 20 years. The weighted average remaining life on the definite life intangible assets is 5.4 years at December 31, 2014.

Future estimated amortization expense of definite life intangible assets is as follows (dollars in thousands):

2015	2016	2017	2018	2019
$1,069	$1,069	$1,069	$1,069	$589

Goodwill

Changes in goodwill balances are as follows:

	2014			2013
(dollars in thousands)	Americas	U.S. Sourcing	Total	Americas	U.S. Sourcing	Total
Beginning balance:
Goodwill	$165,264	$16,990	$182,254	$164,457	$16,990	$181,447
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
Net beginning balance	155,830	11,549	167,379	155,023	11,549	166,572
Other	(3,267)	—	(3,267)	807	—	807
Ending balance:
Goodwill	161,997	16,990	178,987	165,264	16,990	182,254
Accumulated impairment losses	(9,434)	(5,441)	(14,875)	(9,434)	(5,441)	(14,875)
Net ending balance	$152,563	$11,549	$164,112	$155,830	$11,549	$167,379

In 2014, we adjusted goodwill to correct property, plant and equipment acquired in connection with the acquisition of Libbey Mexico. As a result of application of the provisions of FASB ASC Topic 805, Business Combinations, in June 2006, the adjustment should have been reflected in our purchase accounting related to this acquisition. As of December 31, 2014, we have accordingly decreased goodwill by $3.3 million, increased property, plant and equipment by $4.7 million and recorded a corresponding deferred tax liability of $1.4 million to reflect this adjustment.

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. When performing our test for impairment, we use an approach which includes a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer to compute the fair value of each reporting unit. The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2014 and 2013 did not indicate an impairment of goodwill. There were also no indicators of impairment at December 31, 2014.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31, (dollars in thousands)	2014	2013
Land	$20,353	$21,452
Buildings	97,485	89,734
Machinery and equipment	448,241	459,244
Furniture and fixtures	15,431	14,468
Software	19,950	20,490
Construction in progress	34,134	17,064
Gross property, plant and equipment	635,594	622,452
Less accumulated depreciation	357,616	356,790
Net property, plant and equipment	$277,978	$265,662

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $39.1 million, $42.8 million and $40.3 million for the years 2014, 2013 and 2012, respectively.

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

On April 9, 2014, we completed the refinancing of substantially all of the existing indebtedness of our wholly-owned subsidiaries Libbey Glass and Libbey Europe B.V. The refinancing included:

•	the entry into an amended and restated credit agreement with respect to our ABL Facility;

•	the entry into a $440.0 million in aggregate principal amount of Senior Secured Term Loan B of Libbey Glass due 2021 (Term Loan B); and

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

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2014	December 31, 2013
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating		April 9, 2021	437,800	—
Senior Secured Notes	6.875%	(1)	May 15, 2020	—	405,000
Promissory Note	6.00%		September, 2016	—	681
RMB Working Capital Loan	floating		September, 2014	—	5,157
RMB Working Capital Loan	6.78%		July, 2015	3,258	—
AICEP Loan	0.00%		January, 2016 to July 30, 2018	3,846	2,389
Total borrowings				444,904	413,227
Less — unamortized discount				982	—
Plus — carrying value adjustment on debt related to the Interest Rate Agreement (1)				—	(1,324)
Total borrowings — net				443,922	411,903
Less — long term debt due within one year				7,658	5,391
Total long-term portion of borrowings — net				$436,264	$406,512
____________________________________

(1)	See Interest Rate Agreement under “Senior Secured Notes” below and in note 13.
Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2015	2016	2017	2018	2019	Thereafter
$7,658	$5,682	$5,682	$5,682	$4,400	$415,800

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
Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at December 31, 2014. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at December 31, 2014. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2014 or at December 31, 2013. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The available total borrowing base is offset by rent reserves totaling $0.6 million as of December 31, 2014. There were $3.5 million mark-to-market reserves for natural gas contracts offsetting the borrowing base as of December 31, 2014. The ABL Facility also provides for the issuance of $30.0 million of letters of credit, which are applied against the $100.0 million limit. At December 31, 2014, we had $6.8 million in letters of credit outstanding under the ABL Facility. Remaining unused availability under the ABL Facility was $82.3 million at December 31, 2014, compared to $70.5 million under the ABL Facility at December 31, 2013.

Term Loan B
On April 9, 2014, Libbey Glass consummated its $440.0 million Term Loan B. The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter beginning September 30, 2014. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent per year at December 31, 2014, and will mature on April 9, 2021. We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

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
Senior Secured Notes
On May 18, 2012, Libbey Glass closed its offering of the $450.0 million 6.875 percent Senior Secured Notes. The notes offering was issued at par and had related fees of approximately $13.2 million. These fees were amortized to interest expense over the life of the notes until the notes were refinanced in 2014. We used the proceeds of the offering to fund the repurchase and redemption of $320.0 million of the former 10.0 percent Senior Secured Notes, pay related fees and expenses, and contribute $79.7 million to our U.S. pension plans to fully fund our target obligations under ERISA.

On June 29, 2012, we used the remaining proceeds of the 6.875 percent Senior Secured Notes, together with cash on hand, to redeem the remaining $40.0 million of the former 10.0 percent Senior Secured Notes and to pay related fees.

The above transactions included charges of $23.6 million for an early call premium and $11.0 million for the write off of the remaining financing fees and discounts from the 10.0 percent Senior Secured Notes and were considered in the computation of the loss on redemption of debt.

The Senior Secured Notes were issued pursuant to an Indenture, dated May 18, 2012 (Notes Indenture), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and The Bank of New York Mellon Trust Company, N.A., as trustee (Notes Trustee) and collateral agent. Under the terms of the Notes Indenture, the Senior Secured Notes had interest at a rate of 6.875 percent per year and a maturity date of May 15, 2020.

Prior to May 15, 2015, we were able to redeem in the aggregate up to 35 percent of the Senior Secured Notes with the net cash proceeds of one or more equity offerings at a redemption price of 106.875 percent of the principal amount, provided that at least 65 percent of the original principal amount of the Senior Secured Notes remained outstanding after each redemption and that each redemption occurred within 90 days of the closing of the equity offering. In addition, prior to May 15, 2015, but not more than once in any twelve-month period, we were able to redeem up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent plus accrued and unpaid interest. The Senior Secured Notes were redeemable at our option, in whole or in part, at any time on or after May 15, 2015 at set redemption prices together with accrued and unpaid interest.

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

We had an Interest Rate Agreement (Old Rate Agreement) in place through April 18, 2012 with respect to $80.0 million of our former 10.0 percent Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Old Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Old Rate Agreement at April 18, 2012, excluding applicable fees, was 7.79 percent. Total remaining former Senior Secured Notes not covered by the Old Rate Agreement had a fixed interest rate of 10.0 percent per year. On April 18, 2012, the swap was called at fair value. We received proceeds of $3.6 million. During the second quarter of 2012, $0.1 million of the carrying value adjustment on debt related to the Old Rate Agreement was amortized into interest expense. Upon the refinancing of the former Senior Secured Notes, the remaining unamortized balance of $3.5 million of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Consolidated Statements of Operations.

We had an Interest Rate Agreement (New Rate Agreement) in place from June 18, 2012 through May 9, 2014 with respect to $45.0 million of our 6.875 percent Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The New Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Interest Rate Agreement at May 9, 2014, excluding applicable fees, was 5.5 percent. Total remaining Senior Secured Notes not covered by the Interest Rate Agreement had a fixed interest rate of 6.875 percent per year. We settled the swap at fair value, resulting in a payment of $1.1 million on May 13, 2014. Upon the redemption of the Senior Secured Notes, the unamortized balance of $0.8 million of the carrying value adjustment on debt related to the Interest Rate Agreement was recognized as expense in loss on redemption of debt on the Consolidated Statements of Operations.

The fair market value and related carrying value adjustment are as follows:

(dollars in thousands)	December 31, 2014	December 31, 2013
Fair market value of Rate Agreement - asset (liability)	$—	$(2,073)
Adjustment to increase (decrease) carrying value of the related long-term debt	$—	$(1,324)

The fair value of the Old and New Rate Agreements was based on the market standard methodology of netting the discounted expected future fixed cash receipts and the discounted future variable cash payments. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate forward curves. See note 13 for further discussion and the net impact recorded on the Consolidated Statements of Operations.
Promissory Note
In September 2001, we issued a $2.7 million promissory note at an interest rate of 6.0 percent in connection with the purchase of our Laredo, Texas warehouse facility. On December 10, 2014, we paid in full the remaining principal and unpaid interest due on the note, totaling $0.4 million. At December 31, 2013, we had $0.7 million outstanding on the promissory note. Principal and interest with respect to the promissory note were paid monthly.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At December 31, 2014 and 2013, there were no borrowings under the facility, which had an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.
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

AICEP Loan
In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €3.2 million (approximately $3.8 million) at December 31, 2014 and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.
RMB Loan Contract
On January 23, 2006, Libbey Glassware (China) Co., Ltd. (Libbey China), an indirect wholly owned subsidiary of Libbey Inc., entered into an eight-year RMB Loan Contract (RMB Loan Contract) with China Construction Bank Corporation Langfang Economic Development Area Sub-Branch (CCB). Pursuant to the RMB Loan Contract, CCB agreed to lend to Libbey China RMB 250.0 million, or the equivalent of approximately $40.9 million, for the construction of our production facility in China and the purchase of related equipment, materials and services. The obligations of Libbey China were secured by a guarantee executed by Libbey Inc. for the benefit of CCB and a mortgage lien on the Libbey China facility. The loan held a variable interest rate as announced by the People’s Bank of China. Interest with respect to the loan was paid quarterly. In 2013, Libbey China repaid the final RMB 60.0 million (approximately $9.5 million) due on the loan.
BES Euro Line
In January 2007, Crisal entered into a seven-year, €11.0 million line of credit (approximately $15.1 million) with Banco Espírito Santo, S.A. (BES). On August 14, 2013, Libbey Portugal paid in full the final €3.3 million (approximately $4.5 million) principal payment along with accrued and unpaid interest on its BES Euro Line, which was scheduled to expire in December 2013.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. The $437.8 million outstanding on the Term Loan B had an estimated fair value of $430.1 million at December 31, 2014. The fair value of the remainder of our debt approximates carrying value at December 31, 2014 due to the short term nature of the RMB Working Capital Loan and other immaterial debt. At December 31, 2013, the Senior Secured Notes had an estimated fair value of $437.4 million. The fair value of the remainder of our debt approximates carrying value at December 31, 2013 due to variable rates.
Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At December 31, 2014 we had no borrowings under our $100.0 million ABL Facility and $6.8 million in letters of credit issued under that facility. As a result, we had $82.3 million of unused availability remaining under the ABL Facility at December 31, 2014, as compared to $70.5 million of unused availability at December 31, 2013. In addition, we had $60.0 million of cash on hand at December 31, 2014, compared to $42.2 million of cash on hand at December 31, 2013.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

7.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. In connection with this plan, we incurred pretax charges of approximately $7.5 million. For the year end December 31, 2014 and 2013, we recorded a pretax charge of $1.0 million and $6.5 million, respectively. These charges included employee termination costs, fixed asset impairment charges, depreciation expense and other restructuring expenses. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets was to adjust certain machinery and equipment to the estimated fair market value. These activities are all within the Americas segment and were completed by March 31, 2014.

The following table summarizes the pretax charges incurred in 2014 and 2013:

(dollars in thousands)	2014	2013	Total Charges to Date
Accelerated depreciation	$—	$1,699	$1,699
Other restructuring expenses	985	(14)	971
Included in cost of sales	985	1,685	2,670

Employee termination cost & other	—	1,794	1,794
Fixed asset write-down	—	1,924	1,924
Other restructuring expenses	—	1,141	1,141
Included in special charges	—	4,859	4,859
Total pretax charge	$985	$6,544	$7,529
The following is the capacity realignment reserve activity for the year ended December 31, 2014:

(dollars in thousands)	Reserve Balance at January 1, 2014	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at December 31, 2014
Employee termination cost & other	$289	$—	$(289)	$—	$—
Other restructuring expenses	—	985	(985)	—	—
Total	$289	$985	$(1,274)	$—	$—

The following is the capacity realignment reserve activity for the year ended December 31, 2013:

(dollars in thousands)	Reserve Balance at January 1, 2013	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at December 31, 2013
Accelerated depreciation & other	$—	$1,699	$—	$(1,699)	$—
Employee termination cost & other	—	1,794	(1,505)	—	289
Fixed asset write-down	—	1,924	—	(1,924)	—
Other restructuring expenses	—	1,127	(1,141)	14	—
Total	$—	$6,544	$(2,646)	$(3,609)	$289

8.	Income Taxes

The provisions for income taxes were calculated based on the following components of income (loss) before income taxes:

Year ended December 31, (dollars in thousands)	2014	2013	2012
United States	$(15,488)	$23,211	$(17,030)
Non-U.S.	29,018	18,489	29,705
Total income before income taxes	$13,530	$41,700	$12,675

The current and deferred provisions (benefit) for income taxes were:

Year ended December 31, (dollars in thousands)	2014	2013	2012
Current:
U.S. federal	$59	$988	$(18)
Non-U.S.	10,180	8,548	9,194
U.S. state and local	157	617	(72)
Total current income tax provision (benefit)	10,396	10,153	9,104

Deferred:
U.S. federal	227	564	1,264
Non-U.S.	(2,066)	2,517	(4,658)
U.S. state and local	10	7	(1)
Total deferred income tax provision (benefit)	(1,829)	3,088	(3,395)

Total:
U.S. federal	286	1,552	1,246
Non-U.S.	8,114	11,065	4,536
U.S. state and local	167	624	(73)
Total income tax provision (benefit)	$8,567	$13,241	$5,709

Deferred income tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and carryovers and credits for income tax purposes. The significant components of our deferred income tax assets and liabilities are as follows:

December 31, (dollars in thousands)	2014	2013
Deferred income tax assets:
Pension	$12,317	$—
Non-pension postretirement benefits	24,326	22,749
Other accrued liabilities	18,726	18,084
Receivables	1,798	1,467
Net operating loss and charitable contribution carry forwards	33,531	32,806
Tax credits	10,320	10,953
Total deferred income tax assets	101,018	86,059

Deferred income tax liabilities:
Property, plant and equipment	20,986	22,053
Inventories	5,037	4,762
Pension	—	3,031
Intangibles and other assets	7,581	10,238
Total deferred income tax liabilities	33,604	40,084
Net deferred income tax asset before valuation allowance	67,414	45,975
Valuation allowance	(66,486)	(46,048)
Net deferred income tax asset (liability)	$928	$(73)

The net deferred income tax assets and liabilities at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2014	2013
Current deferred income tax asset	$4,888	$5,840
Non-current deferred income tax asset	5,566	5,759
Current deferred income tax liability	(3,633)	—
Non-current deferred income tax liability	(5,893)	(11,672)
Net deferred income tax asset (liability)	$928	$(73)

The 2014 deferred income tax asset for net operating loss carry forwards of $33.5 million relates to cumulative pre-tax losses incurred in the Netherlands of $10.3 million, in Portugal of $4.2 million, in China of $2.9 million, and in the U.S. of $75.6 million for federal and $99.1 million for state and local jurisdictions. Our foreign net operating loss carry forwards of $17.4 million will expire between 2015 and 2026. Our U.S. federal net operating loss carry forward of $75.6 million will expire between 2031 and 2034. This amount is lower than the actual amount reported on our U.S. federal income tax return by $10.8 million. The difference is attributable to tax deductions in excess of financial statement amounts for stock based compensation. When these amounts are realized, we will record a credit to additional paid in capital. The U.S. state and local net operating loss carry forward of $99.1 million will expire between 2015 and 2034. The 2013 deferred income tax asset for net operating loss carry forwards of $32.8 million relates to pre-tax losses incurred in the Netherlands of $17.9 million, in Portugal of $9.1 million, in China of $2.3 million, and in the U.S. of $66.0 million for federal and $96.0 million for state and local jurisdictions.

One of our legal entities in China had a tax holiday which expired effective December 31, 2012. In 2014 and 2013, we recognized no benefit from the tax holiday. In 2012, we recognized a $0.5 million benefit.

The 2014 deferred tax credits of $10.3 million consist of $2.3 million U.S. federal tax credits and $8.0 million non-U.S. credits. The U.S. federal tax credits consist of foreign tax credits, general business research and development credits, and alternative minimum tax credits which will expire between 2025 and 2034. The non-U.S. credit of $8.0 million, which is related to withholding tax on inter-company debt in the Netherlands, can be carried forward indefinitely. The 2013 deferred tax credits of $11.0 million consist of $2.4 million U.S. federal tax credits and $8.6 million non-U.S. credits.

In assessing the need for a valuation allowance, management considers on a quarterly basis whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those temporary differences reverse. As a result, we consider the historical and projected financial results of the legal entity or consolidated group recording the net deferred income tax asset as well as all other positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused and whether there was an unusual, infrequent, or extraordinary item to be considered. We currently have valuation allowances in place on our deferred income tax assets in the U.S., Portugal and the Netherlands. We intend to maintain these allowances until it is more likely than not that those deferred income tax assets will be realized.

Despite our 2013 improvement in financial results in the U.S., management has concluded that in consideration of our current year loss and cumulative U.S. operating losses and the current U.S. economic environment and competitive landscape, we have not yet achieved profitability of a duration and magnitude sufficient to release our valuation allowance against our U.S. deferred tax assets. If we generate significant pre-tax earnings in the U.S. in 2015 and expectations for 2016 and beyond indicate continued profitability and improved economic conditions, we may have sufficient evidence to release all or a portion of our valuation allowance on our U.S. net deferred tax assets in the foreseeable future.

The Netherlands financial performance improved during 2014 and its cumulative loss position is relatively small at December 31, 2014. Nonetheless, before we would change our judgment of the need for a full valuation allowance, a sustained period of operating profitability is required. Considering the duration and magnitude of our Netherlands operating losses and the current European economic environment and competitive landscape, it is our judgment that we have not yet achieved a level of sufficient profitability needed in order to release our valuation allowance against our deferred tax assets. If we generate significant pre-tax earnings in the Netherlands in 2015 and expectations for 2016 and beyond indicate continued profitability and improved economic conditions, we may have sufficient evidence to release all or a portion of our valuation allowance on our Netherlands deferred tax assets in the foreseeable future.

The valuation allowance activity for the years ended December 31 is as follows:

Year ended December 31, (dollars in thousands)	2014	2013	2012
Beginning balance	$46,048	$77,629	$76,452
Charge (benefit) to provision for income taxes	3,507	(9,302)	(1,805)
Charge (benefit) to other comprehensive income	16,931	(22,279)	2,982
Ending balance	$66,486	$46,048	$77,629

The valuation allowance increased $20.4 million in 2014 from $46.0 million at December 31, 2013 to $66.5 million at December 31, 2014. The 2014 increase of $20.4 million is attributable to the 2014 change in deferred tax assets, primarily related to the U.S. operating loss and other comprehensive losses related to pensions. The 2014 valuation allowance of $66.5 million consists of $55.8 million related to U.S. entities and $10.7 million related to non-U.S. entities. The valuation allowance decreased $31.6 million in 2013 from $77.6 million at December 31, 2012 to $46.0 million at December 31, 2013. The 2013 decrease of $31.6 million is attributable to the 2013 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward and pension. The 2012 increase in valuation allowance of $1.2 million was attributable to the 2012 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward partially offset by the release of the Chinese valuation allowance.

Reconciliation from the statutory U.S. federal income tax rate to the consolidated effective income tax rate was as follows:

Year ended December 31,	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	(10.5)	(7.9)	(43.5)
U.S. state and local income taxes, net of related U.S. federal income taxes	0.8	1.0	(0.4)
U.S. federal credits	—	—	(0.9)
Permanent adjustments	(9.2)	4.2	60.6
Foreign withholding taxes	14.8	4.8	12.0
Valuation allowance	42.9	(16.8)	(10.6)
Unrecognized tax benefits	(9.3)	(0.7)	(3.1)
Deferred tax impact from 2014 Mexican tax reform	—	10.2	—
Other	(1.2)	2.0	(4.1)
Consolidated effective income tax rate	63.3%	31.8%	45.0%

There was approximately $3.3 million of accumulated undistributed earnings from non-U.S. subsidiaries in 2014 and $6.9 million in 2013. We intend to reinvest any existing and future undistributed earnings indefinitely into the majority of our non-U.S. operations. Determination of the net amount of unrecognized U.S. income tax and potential foreign withholdings with respect to these earnings is not practicable.

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

A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in thousands)	2014	2013	2012
Beginning balance	$1,312	$1,496	$1,266
Additions based on tax positions related to the current year	—	325	—
Reductions for tax positions of prior years	(325)	—	—
Changes due to lapse of statute of limitations	(609)	(509)	230
Ending balance	$378	$1,312	$1,496

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. Other disclosures relating to unrecognized tax benefits are as follows:

December 31, (dollars in thousands)	2014	2013	2012
Impact on the effective tax rate, if unrecognized tax benefits were recognized	$306	$1,198
Interest and penalties, net of tax benefit, accrued in the Consolidated Balance Sheets	$174	$537
Interest and penalties expense (benefit) recognized in the Consolidated Statements of Operations	$(363)	$(124)	$(753)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. It is also reasonably possible that gross unrecognized tax benefits related to U.S. and foreign exposures may decrease within the next twelve months by approximately $0.2 million due to expiration of statutes of limitations.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2014, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2011	–	2014
China	2011	–	2014
Mexico	2009	–	2014
Netherlands	2013	–	2014
Portugal	2010	–	2014
United States (excluding 2009 which is closed)	2008	–	2014

9.	Pension
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

Effect on Operations
The components of our net pension expense, including the SERP, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost (benefits earned during the period)	$3,664	$4,739	$5,957	$2,264	$2,862	$1,749	$5,928	$7,601	$7,706
Interest cost on projected benefit obligation	15,378	14,093	15,398	5,566	4,981	4,954	20,944	19,074	20,352
Expected return on plan assets	(22,387)	(22,374)	(18,514)	(2,447)	(1,995)	(2,382)	(24,834)	(24,369)	(20,896)
Amortization of unrecognized:
Prior service cost	1,059	1,172	2,050	164	164	159	1,223	1,336	2,209
Actuarial loss	4,057	8,604	6,429	1,012	919	533	5,069	9,523	6,962
Transition obligations	—	—	—	60	84	102	60	84	102
Settlement charge	483	1,805	3,931	291	447	200	774	2,252	4,131
Curtailment charge	—	—	375	—	—	—	—	—	375
Pension expense	$2,254	$8,039	$15,626	$6,910	$7,462	$5,315	$9,164	$15,501	$20,941

In 2014, 2013 and 2012, we incurred pension settlement charges of $0.8 million, $2.3 million and $4.1 million, respectively. The pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.

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

Actuarial Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2014			2013			2014			2013
Discount rate	4.17%	to	4.29%	4.83%	to	5.12%	2.30%	to	7.60%	3.70%	to	8.50%
Rate of compensation increase	—%	to	—%	—%	to	—%	2.00%	to	4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2014			2013			2012			2014			2013			2012
Discount rate	4.83%	to	5.12%	3.98%	to	4.97%	3.87%	to	5.22%	3.70%	to	8.50%	3.70%	to	7.00%	5.80%	to	8.25%
Expected long-term rate of return on plan assets	7.25%			7.50%			7.75%			4.10%			3.60%			5.10%
Rate of compensation increase	—%	to	—%	—%	to	—%	2.25%	to	4.50%	2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%

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

During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect current mortality expectations and is to be used in calculating pension obligations. We adopted these new tables for our U.S. pension plans for use in determining our projected benefit obligations. Adoption of the new mortality tables increased our projected benefit obligation by approximately $22.1 million at December 31, 2014.

Considering 2014 results, the disclosure below provides a sensitivity analysis of the impact that changes in the significant assumptions would have on 2014 and 2015 pension expense:

Assumption (dollars in thousands)		Estimated Effect on Annual Expense
	Percentage Point Change	2014	2015
Discount rate	1.0%	$4,600	$5,100
Long-term rate of return on assets	1.0%	$3,800	$3,900

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$310,109	$338,133	$102,719	$95,459	$412,828	$433,592
Service cost	3,664	4,739	2,264	2,862	5,928	7,601
Interest cost	15,378	14,093	5,566	4,981	20,944	19,074
Exchange rate fluctuations	—	—	(14,668)	2,150	(14,668)	2,150
Actuarial (gain) loss	51,066	(25,324)	28,051	2,237	79,117	(23,087)
Plan participants' contributions	—	—	1,249	1,108	1,249	1,108
Plan amendments	—	—	(780)	—	(780)	—
Settlements paid	(12,825)	(6,307)	—	—	(12,825)	(6,307)
Benefits paid	(15,915)	(15,225)	(4,415)	(6,078)	(20,330)	(21,303)
Projected benefit obligation, end of year	$351,477	$310,109	$119,986	$102,719	$471,463	$412,828
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$332,827	$316,826	$70,422	$65,440	$403,249	$382,266
Actual return on plan assets	33,342	37,458	12,643	(136)	45,985	37,322
Exchange rate fluctuations	—	—	(9,328)	2,667	(9,328)	2,667
Employer contributions	2,653	75	3,708	7,421	6,361	7,496
Plan participants' contributions	—	—	1,249	1,108	1,249	1,108
Settlements paid	(12,825)	(6,307)	—	—	(12,825)	(6,307)
Benefits paid	(15,915)	(15,225)	(4,415)	(6,078)	(20,330)	(21,303)
Fair value of plan assets, end of year	$340,082	$332,827	$74,279	$70,422	$414,361	$403,249

Funded ratio	96.8%	107.3%	61.9%	68.6%	87.9%	97.7%
Funded status and net accrued pension benefit asset (cost)	$(11,395)	$22,718	$(45,707)	$(32,297)	$(57,102)	$(9,579)

The current portion of the pension liability reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis. The net accrued pension benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2014	2013
Non-current asset	$848	$33,615
Current liability	(1,488)	(3,161)
Long-term liability	(56,462)	(40,033)
Net accrued pension liability	$(57,102)	$(9,579)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2014 and 2013, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013
Net actuarial loss	$102,328	$66,756	$38,843	$26,832	$141,171	$93,588
Prior service cost	918	1,976	16	1,071	934	3,047
Transition obligation	—	—	—	61	—	61
Total cost	$103,246	$68,732	$38,859	$27,964	$142,105	$96,696

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2014, that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$7,544	$1,733	$9,277
Prior service cost	417	(263)	154
Total cost	$7,961	$1,470	$9,431

Estimated contributions for 2015, as well as, contributions made in 2014 and 2013 to the pension plans are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Estimated contributions in 2015	$95	$4,593	$4,688
Contributions made in 2014	$2,653	$3,708	$6,361
Contributions made in 2013	$75	$7,421	$7,496

It is difficult to estimate future cash contributions to the pension plans, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. It is possible that greater cash contributions may be required in 2015 than the amounts in the above table. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2015	$18,287	$2,499	$20,786
2016	$18,702	$2,669	$21,371
2017	$19,423	$2,840	$22,263
2018	$20,493	$3,208	$23,701
2019	$20,742	$4,245	$24,987
2020-2024	$109,886	$21,099	$130,985

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013 were as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$289,157	$11,238	$44,271	$42,670	$333,428	$53,908
Accumulated benefit obligation	$289,157	$11,238	$33,645	$34,572	$322,802	$45,810
Fair value of plan assets	$276,914	$7,744	$475	$2,971	$277,389	$10,715

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2014 and 2013 and the target allocation for 2015, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
U.S. Plans Asset Category	2015	2014	2013
Equity securities	42%	44%	49%
Debt and fixed income securities	39%	33%	32%
Real estate	5%	5%	4%
Other	14%	18%	15%
Total	100%	100%	100%

The asset allocation for our Libbey Holland pension plan at the end of 2014 and 2013 and the target allocation for 2015, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
Non-U.S. Plan Asset Category	2015	2014	2013
Equity securities	28%	28%	24%
Debt securities	60%	61%	61%
Real estate	7%	6%	7%
Other	5%	5%	8%
Total	100%	100%	100%
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

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, our pension plan assets at fair value (see note 15 for further discussion of the fair value hierarchy) as of December 31, 2014 and 2013:

December 31, 2014 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$10,327	$—	$10,327
Real estate	—	17,332	4,224	21,556
Equity securities	—	170,324	—	170,324
Debt securities	—	157,846	—	157,846
Hedge funds	—	—	54,308	54,308
Total	$—	$355,829	$58,532	$414,361

December 31, 2013 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$11,136	$—	$11,136
Real estate	—	14,543	5,105	19,648
Equity securities	—	177,413	—	177,413
Debt securities	—	139,926	—	139,926
Hedge funds	—	—	55,126	55,126
Total	$—	$343,018	$60,231	$403,249

The change in fair value of Level 3 pension plan assets due to actual return on those assets was immaterial in 2014 and 2013. The following is a reconciliation for which Level three inputs were used in determining fair value:

Year ended December 31, (dollars in thousands)	2014	2013
Assets classified as Level 3 at the beginning of the year	$60,231	$53,856
Change in unrealized appreciation (depreciation)	801	6,716
Net purchases (sales)	(2,500)	(341)
Assets classified as Level 3 at the end of the year	$58,532	$60,231

10.	Nonpension Postretirement Benefits

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

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost (benefits earned during the period)	$1,007	$1,190	$1,470	$1	$2	$2	$1,008	$1,192	$1,472
Interest cost on projected benefit obligation	2,840	2,622	3,426	108	110	104	2,948	2,732	3,530
Amortization of unrecognized:
Prior service cost	140	140	422	—	—	—	140	140	422
Loss (gain)	267	857	916	—	—	(1)	267	857	915
Nonpension postretirement benefit expense	$4,254	$4,809	$6,234	$109	$112	$105	$4,363	$4,921	$6,339

Actuarial Assumptions

The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Discount rate	4.10%	4.74%	3.61%	4.36%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.74%	3.85%	4.91%	4.36%	3.71%	3.97%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Initial health care trend	7.25%	7.50%	7.25%	7.50%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	9	10	9	10

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

Sensitivity to changes in key assumptions is as follows:

•	A 1.0 percent change in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

•A 1.0 percent change in the discount rate would change the nonpension postretirement expense by $0.4 million.

Accumulated Postretirement Benefit Obligation
The components of our nonpension postretirement benefit obligation are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013
Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$61,117	$73,523	$2,706	$2,684	$63,823	$76,207
Service Cost	1,007	1,190	1	2	1,008	1,192
Interest cost	2,840	2,622	108	110	2,948	2,732
Plan participants' contributions	699	810	—	—	699	810
Actuarial (gain) loss	5,466	(11,477)	29	238	5,495	(11,239)
Exchange rate fluctuations	—	—	(219)	(188)	(219)	(188)
Benefits paid	(5,564)	(5,551)	(89)	(140)	(5,653)	(5,691)
Benefit obligation, end of year	$65,565	$61,117	$2,536	$2,706	$68,101	$63,823

Funded status and accrued benefit cost	$(65,565)	$(61,117)	$(2,536)	$(2,706)	$(68,101)	$(63,823)

The net accrued postretirement benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2014	2013
Current liability	$4,800	$4,758
Long-term liability	63,301	59,065
Total accrued postretirement benefit liability	$68,101	$63,823

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2014 and 2013, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013
Net actuarial loss (gain)	$12,959	$7,760	$(30)	$(62)	$12,929	$7,698
Prior service cost	(1,183)	(1,044)	—	—	(1,183)	(1,044)
Total cost (credit)	$11,776	$6,716	$(30)	$(62)	$11,746	$6,654

The pre-tax amounts in accumulated other comprehensive loss at December 31, 2014, that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$786	$—	$786
Prior service cost	140	—	140
Total cost	$926	$—	$926

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2015	$4,624	$272	$4,896
2016	$4,820	$274	$5,094
2017	$5,134	$269	$5,403
2018	$5,337	$264	$5,601
2019	$5,186	$254	$5,440
2020-2024	$22,104	$925	$23,029

11.	Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31, (dollars in thousands, except earnings per share)	2014	2013	2012
Numerator for earnings per share:
Net income that is available to common shareholders	$4,963	$28,459	$6,966

Denominator for basic earnings per share:
Weighted average shares outstanding	21,716,288	21,216,780	20,875,959

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	467,249	525,393	439,252
Adjusted weighted average shares and assumed conversions	22,183,537	21,742,173	21,315,211

Basic earnings per share	$0.23	$1.34	$0.33

Diluted earnings per share	$0.22	$1.31	$0.33

Shares excluded from diluted earnings per share due to:
Inclusion would have been anti-dilutive (excluded from calculation)	168,557	202,375	649,614

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

Equity Participation Plan Program Description

We have an equity participation plan, the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan, which we refer to as the Omnibus Plan. Up to a total of 2,960,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the Omnibus Plan. Under the Omnibus Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2014, there were grants of 233,054 stock options, 123,782 restricted stock units, 115,687 cash settled restricted stock units, and 2,600 stock appreciation rights. During 2013, there were grants of 203,825 stock options, 131,555 restricted stock units and 244,229 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights and restricted stock units outstanding as of December 31, 2014, is generally four years. Dividends are not payable on shares underlying options, stock appreciation rights or unvested restricted stock units. All grants of equity-based compensation are amortized over the vesting period in accordance FASB ASC 718 expense attribution methodology. The impact of applying the provisions of FASB ASC 718 is a pre-tax compensation expense of $5.3 million, $5.1 million and $3.3 million in selling, general and administrative expenses in the Consolidated Statements of Operations for 2014, 2013 and 2012, respectively. During 2014 and 2013, there were non-cash compensation charges of $0.1 million and $0.7 million, respectively, related to accelerated vesting of previously issued equity compensation.

Non-Qualified Stock Option Information

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option-pricing model was used to estimate the grant-date fair value. The following table summarizes non-qualified stock option disclosures for 2014, 2013 and 2012:

Year ended December 31, (dollars in thousands, except options and assumptions)	2014	2013	2012
Stock options granted	233,054	203,825	163,042
Stock option compensation expense included in the Consolidated Statements of Operations	$1,591	$1,689	$1,443
Weighted-average grant-date fair value of options granted using the Black-Scholes model	$10.86	$8.42	$9.33
Weighted average assumptions for stock option grants:
Risk-free interest	1.90%	1.12%	1.08%
Expected term	6.5 years	6.3 years	6.3 years
Expected volatility	42.81%	44.51%	77.94%
Dividend yield	0.00%	0.00%	0.00%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

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

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

Information with respect to our stock option activity for 2014, 2013 and 2012 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at January 1, 2012	1,625,706	$14.63	4	$3,957
Granted	163,042	$13.96
Exercised	(223,382)	$5.52		$2,694
Canceled	(253,732)	$22.75
Outstanding balance at December 31, 2012	1,311,634	$14.47	4	$7,651
Granted	203,825	$19.05
Exercised	(397,369)	$13.56		$3,257
Canceled	(129,310)	$27.58
Outstanding balance at December 31, 2013	988,780	$14.07	5	$6,856
Granted	233,054	$23.92
Exercised	(363,459)	$12.57		$5,218
Canceled	(24,365)	$20.58
Outstanding balance at December 31, 2014	834,010	$17.28	6.7	$11,808
Exercisable at December 31, 2014	395,495	$13.59		$7,059
Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price. FASB ASC Topic 718 requires the benefits of tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefit) to be classified as financing cash flows.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Libbey Inc. closing stock price of $31.44 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The number of outstanding options exercisable and weighted average exercise price is as follows:

December 31,	2014	2013	2012
Outstanding options exercisable	395,495	646,504	964,043
Weighted average exercise price	$13.59	$12.61	$15.06

As of December 31, 2014, $2.0 million of unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next 2.2 years on a weighted-average basis. The total fair value of shares vested during 2014, 2013 and 2012 is $1.1 million, $1.7 million and $1.2 million, respectively. Shares issued for exercised options were issued from newly issued stock.

The following table summarizes our nonvested stock option activity for 2014, 2013 and 2012:

Nonvested Stock Options	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2012	422,757	$7.53
Granted	163,042	$9.33
Vested	(202,115)	$5.76
Forfeited	(36,093)	$10.40
Nonvested at December 31, 2012	347,591	$9.11
Granted	203,825	$8.42
Vested	(201,865)	$8.47
Forfeited	(7,275)	$9.78
Nonvested at December 31, 2013	342,276	$9.07
Granted	233,054	$10.86
Vested	(113,550)	$9.37
Forfeited	(23,265)	$9.73
Nonvested at December 31, 2014	438,515	$9.91

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

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option-pricing model was used to estimate the grant-date fair value. The following table summarizes stock appreciation rights disclosures for 2014 and 2013:

Year ended December 31, (dollars in thousands, except stock appreciation rights and assumptions)	2014	2013
Stock appreciation rights granted	2,600	244,229
Stock appreciation rights compensation expense included in the Consolidated Statements of Operations	$736	$59
Weighted-average grant-date fair value of stock appreciation rights granted using the Black-Scholes model	$10.45	$10.35
Weighted average assumptions for stock appreciation rights granted:
Risk-free interest	1.92%	1.95%
Expected term	6.5 years	6.5 years
Expected volatility	43.14%	43.52%
Dividend yield	0.00%	0.00%

The risk-free interest rate, expected term, expected volatility and dividend yield assumptions are calculated consistent with our non-qualified stock option awards.

Information with respect to our stock appreciation right activity for 2014 and 2013 is as follows:

Stock Appreciation Rights	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at January 1, 2013	6,750	$14.37
Granted	244,229	$21.26
Outstanding balance at December 31, 2013	250,979	$21.07	10	$—
Granted	2,600	$23.02
Exercised	(6,475)	$14.98
Canceled	(2,875)	$16.99
Outstanding balance at December 31, 2014	244,229	$21.27	9	$2,483
Exercisable at December 31, 2014	—

As of December 31, 2014, $2.9 million of unrecognized compensation expense related to nonvested stock appreciation rights is expected to be recognized within the next 4.0 years on a weighted-average basis. The total fair value of shares vested during 2014 and 2013 was immaterial.

The following table summarizes our non-vested stock appreciation rights for 2014 and 2013:

Nonvested Stock Appreciation Rights	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2013	5,500	$10.86
Granted	244,229	$10.35
Vested	(1,688)	$10.73
Nonvested at December 31, 2013	248,041	$10.36
Granted	2,600	$10.45
Vested	(3,537)	$10.10
Forfeited	(2,875)	$9.66
Nonvested at December 31, 2014	244,229	$10.37

Stock and Restricted Stock Unit Information

Under the Omnibus Plan, we grant non-employee members of our Board of Directors shares of unrestricted stock. The shares granted to Directors are immediately vested and all compensation expense is recognized in our Consolidated Statements of Operations in the year the grants are made. In addition, we grant restricted stock units to select executives and key employees. The restricted stock units granted to select executives vest over four years. The restricted stock units granted to key employees generally vest on the first anniversary of the grant date.

A summary of the activity for restricted stock units under the Omnibus Plan for 2014, 2013 and 2012 is presented below:

Year ended December 31, (dollars in thousands, except share amounts)	2014	2013	2012
Beginning nonvested balance	208,460	263,181	245,359
Granted	123,782	131,555	215,180
Vested	(92,070)	(186,276)	(152,340)
Forfeited	(7,348)	—	(45,018)
Ending nonvested balance	232,824	208,460	263,181

Weighted-average grant-date fair value per restricted stock unit	$24.24	$19.33	$13.99

Compensation expense	$2,340	$3,315	$1,878

As of December 31, 2014, there was $2.0 million of unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.9 years. Shares issued for restricted stock unit awards were issued from newly issued shares.

Cash Settled Restricted Stock Unit Information

Under the terms of the CEO Retention Award Agreement dated December 16, 2013, 115,687 cash settled restricted stock units were granted during the first quarter of 2014. These awards cliff vest on December 31, 2018. Accordingly, awards that will be settled in cash are subject to liability accounting and the fair value of these awards will be remeasured at the end of each reporting period until settled or expired.

A summary of the activity for cash settled restricted stock units is presented below:

Year ended December 31, (dollars in thousands, except share amounts)	2014
Beginning nonvested balance	—
Granted	115,687
Ending nonvested balance	115,687

Weighted-average grant-date fair value per restricted stock unit	$23.02

Compensation expense	$616

As of December 31, 2014, there was $3.0 million of unrecognized compensation cost related to nonvested cash settled restricted stock units granted. That cost is expected to be recognized over a weighted average period of 4.0 years.

Employee 401(k) Plan Retirement Fund and Non-Qualified Deferred Executive Compensation Plans

We sponsor the Libbey Inc. salary and hourly 401(k) plans (the Plan) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary, up to the annual IRS limits. Through December 31, 2012, we matched 100 percent on the first 1 percent and matched 50 percent on the next 5 percent of pretax contributions to a maximum of 3.5 percent of compensation. Effective January 1, 2013, we matched 100 percent on the first 6 percent of pretax contributions. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their eligible annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. Therefore, the maximum matching contribution that we may allocate to each participant's account did not exceed $15,600 for the Salary Plan or $7,800 for the Hourly Plan for the 2014 calendar year due to the $260,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions are invested according to the employees' deferral elections and vest immediately.

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

Our matching contributions to all Plans totaled $3.1 million, $3.1 million and $2.3 million in 2014, 2013 and 2012, respectively.

13.	Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. These derivatives, except for the foreign currency contracts and the natural gas contracts used in our Mexican manufacturing facilities, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective (as is the case for natural gas contracts used in our Mexico manufacturing facility) or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging.”

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	December 31, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$394
Natural gas contracts	Other assets	—	Other assets	19
Total designated		—		413
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Prepaid and other current assets	403	Prepaid and other current assets	—
Total undesignated		403		—
Total		$403		$413
	Liability Derivatives:
(dollars in thousands)	December 31, 2014		December 31, 2013
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$1,222	Derivative liability - current	$—
Natural gas contracts	Other long-term liabilities	103	Other long-term liabilities	—
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	1,866
Total designated		1,325		1,866
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability - current	1,431	Derivative liability - current	—
Natural gas contracts	Other long-term liabilities	112	Other long-term liabilities	—
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	207
Total undesignated		1,543		207
Total		$2,868		$2,073

Interest Rate Swaps as Fair Value Hedges

On June 18, 2012, we entered into an interest rate swap agreement (New Rate Agreement) with a notional amount of $45.0 million that was to mature in 2020. The New Rate Agreement was executed in order to convert a portion of the fixed rate debt under the Senior Secured Notes into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Upon the refinancing of the Senior Secured Notes, the New Rate Agreement was called at fair value on May 9, 2014, resulting in a subsequent payment of $1.1 million. The remaining balance of the carrying value adjustment on debt related to the New Rate Agreement was recognized as a loss in loss on redemption of debt on the Consolidated Statements of Operations. See note 6 for further discussion.

Prior to the 2014 refinancing of the Senior Secured Notes, $40.5 million of our New Rate Agreement was designated and qualified as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative) and the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk were recognized in current earnings. We included the gain or loss on the hedged long-term debt, along with the offsetting loss or gain on the related interest rate swap, in other income (expense), on the Consolidated Statements of Operations.

As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our New Rate Agreement. As a result, the mark-to-market of the $4.5 million portion of the New Rate Agreement is recorded in other income (expense) on the Consolidated Statement of Operations.

Upon the 2012 refinancing of the former Senior Secured Notes, the remaining unamortized balance of the carrying value adjustment on debt related to the Old Rate Agreement was recognized as a gain in the loss on redemption of debt on the Consolidated Statements of Operations. Refer to the Borrowings note 6 for further discussion.

The following table provides a summary of the gain (loss) recognized in the Consolidated Statements of Operations from the de-designated portion of our New Rate Agreement:

Year ended December 31, (dollars in thousands)	2014	2013	2012
Interest rate swap	$140	$(208)	$—
Related long-term debt	(589)	—	—
Net impact	$(449)	$(208)	$—

The following table provides a summary of the gain (loss) recognized in the Consolidated Statements of Operations from the designated portion of our rate Agreements:

Year ended December 31, (dollars in thousands)	2014	2013	2012
Interest rate swap	$497	$1,732	$147
Related long-term debt	(735)	(2,164)	3,635
Net impact	$(238)	$(432)	$3,782

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related designated and de-designated interest rate swaps were recorded on the Consolidated Statements of Operations as follows:

Year ended December 31, (dollars in thousands)	2014	2013	2012
Loss on redemption of debt	$(757)	$—	$3,502
Other income (expense)	70	(640)	280
Net impact	$(687)	$(640)	$3,782

Commodity Future Contracts

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of December 31, 2014, we had commodity contracts for 3,850,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2013, we had commodity contracts for 1,520,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at December 31, 2014. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Consolidated Statement of Operations.

In the year ended December 31, 2014, we recognized a loss of $1.2 million in other income (expense) in the Consolidated Statements of Operations related to the marked-to-market change in our de-designated Mexico natural gas derivatives. These natural gas derivatives were de-designated in the fourth quarter of 2014 due to ineffectiveness created by changes in the natural gas price. This ineffectiveness is associated with a fluctuating surcharge initiated by the Mexican government on the price of natural gas. As instructed under FASB ASC 815 "Derivatives and Hedging", all marked-to-market changes on these derivatives are being reflected in current earnings. The accumulated balance in other comprehensive income (loss) for these de-designated contracts will remain until the hedging contracts are utilized or expire. Since we have not elected hedge accounting for any new Mexico natural gas contracts entered into in the fourth quarter of 2014, all marked-to-market changes on these derivatives are being reflected in other income (expense) in current earnings. We recognized a loss of $0.1 million in other income (expense) in the fourth quarter of 2014 related to the contracts where hedge accounting was not elected. Going forward, we do not intend to designate our Mexican natural gas contracts as cash flow hedges. In the year ended December 31, 2013, we recognized a loss of $0.3 million in other income (expense) in the Consolidated Statements of Operations for certain contracts at our Mexico facility related to ineffectiveness caused by the fluctuating surcharge on the Mexican natural gas price.

We received (paid) additional cash of $0.6 million, $(0.1) million and $(4.7) million in the years ended December 31, 2014, 2013 and 2012, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.5 million of loss in our Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

Year ended December 31, (dollars in thousands)	2014	2013	2012
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(1,392)	$777	$(1,439)
Total	$(1,392)	$777	$(1,439)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations:

Year ended December 31, (dollars in thousands)	Location:	2014	2013	2012
Natural gas contracts	Cost of sales	$573	$(57)	$(4,707)
Total impact on net income (loss)		$573	$(57)	$(4,707)

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Consolidated Statements of Operations from our natural gas contracts:

Year ended December 31, (dollars in thousands)	2014	2013	2012
Designated contracts with ineffectiveness	$—	$(276)	$—
De-designated contracts	(1,236)	—	—
Contracts where hedge accounting was not elected	(81)	—	—
Total	$(1,317)	$(276)	$—

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. We had contracts for C$6.3 million at December 31, 2014 and had no contracts outstanding at December 31, 2013. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) for derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

Year ended December 31, (dollars in thousands)	Location:	2014	2013	2012
Currency contracts	Other income (expense)	$403	$(41)	$(24)
Total		$403	$(41)	$(24)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of December 31, 2014, by Standard and Poor’s.

14.	Comprehensive Income (Loss)
Accumulated other comprehensive loss, net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2011	$(4,005)	$(2,370)	$(121,997)	$(128,372)

Other comprehensive income (loss)	2,364	(1,439)	—	925
Actuarial gain (loss)	—	—	(37,004)	(37,004)
Prior service cost	—	—	2,672	2,672
Currency impact	—	—	(749)	(749)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	11,808	11,808
Amortization of prior service cost (1)	—	—	3,006	3,006
Amortization of transition obligation (1)	—	—	102	102
Cost of sales	—	4,707	—	4,707
Current-period other comprehensive income (loss)	2,364	3,268	(20,165)	(14,533)
Tax effect	—	(409)	2,274	1,865
Balance on December 31, 2012	(1,641)	489	(139,888)	(141,040)

Other comprehensive income (loss)	6,195	777	—	6,972
Actuarial gain (loss)	—	—	47,704	47,704
Currency impact	—	—	(298)	(298)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	12,185	12,185
Amortization of prior service cost (1)	—	—	1,476	1,476
Amortization of transition obligation (1)	—	—	84	84
Cost of sales	—	57	—	57
Current-period other comprehensive income (loss)	6,195	834	61,151	68,180
Tax effect	—	(102)	(198)	(300)
Balance on December 31, 2013	4,554	1,221	(78,935)	(73,160)

Other comprehensive income (loss)	(13,716)	(1,392)	—	(15,108)
Actuarial gain (loss)	—	—	(62,689)	(62,689)
Currency impact	—	—	4,655	4,655

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	5,331	5,331
Amortization of prior service cost (1)	—	—	2,142	2,142
Amortization of transition obligation (1)	—	—	60	60
Cost of sales	—	(573)	—	(573)
Current-period other comprehensive income (loss)	(13,716)	(1,965)	(50,501)	(66,182)
Tax effect	—	119	776	895
Balance on December 31, 2014	$(9,162)	$(625)	$(128,660)	$(138,447)
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

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability (dollars in thousands)	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(2,868)	$—	$(2,868)	$—	$413	$—	$413
Currency contracts	—	403	—	403	—	—	—	—
Interest rate agreements	—	—	—	—	—	(2,073)	—	(2,073)
Net derivative asset (liability)	$—	$(2,465)	$—	$(2,465)	$—	$(1,660)	$—	$(1,660)

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

The total derivative position is recorded on the Consolidated Balance Sheets as follows:

Asset / (Liability (dollars in thousands)	December 31, 2014	December 31, 2013
Prepaid and other current assets	$403	$394
Other assets	—	19
Derivative liability	(2,653)	—
Other long-term liabilities	(215)	(2,073)
Net derivative asset (liability)	$(2,465)	$(1,660)

16.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $19.6 million, $18.1 million and $18.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rentals under operating leases are as follows (dollars in thousands):

2015	2016	2017	2018	2019	2020 and thereafter
$14,024	$14,308	$13,238	$12,333	$12,039	$50,777

17.	Other Income (Expense)
Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

Year ended December 31, (dollars in thousands)	2014	2013	2012
Gain (loss) on currency translation	$1,905	$(293)	$(780)
Hedge ineffectiveness	(1,247)	(916)	265
Insurance recovery on furnace malfunction, net (see note 18)	—	1,844	—
Other non-operating income (expense)	1,693	1,012	703
Other income (expense)	$2,351	$1,647	$188

18.	Contingencies

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

On October 30, 2009, the United States Environmental Protection Agency ("U.S. EPA") designated Syracuse China Company ("Syracuse China"), our wholly-owned subsidiary, as one of eight PRPs with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site located near the ceramic dinnerware manufacturing facility that Syracuse China operated from 1995 to 2009 in Syracuse, New York. As a PRP, we may be required to pay a share of the costs of investigation and remediation of the Lower Ley Creek sub-site.

U.S. EPA has completed its Remedial Investigation (RI), Feasibility Study (FS), Risk Assessment (RA) and Proposed Remedial Action Plan (PRAP). U.S. EPA issued its Record of Decision (RoD) on September 30, 2014. The RoD indicates that U.S. EPA's estimate of the undiscounted cost of remediation ranges between approximately $17.0 million (assuming local disposal of contaminated sediments is feasible) and approximately $24.8 million (assuming local disposal is not feasible). However, the RoD acknowledges that the final cost of the cleanup will depend upon the actual volume of contaminated material, the degree to which it is contaminated, and where the excavated soil and sediment is properly disposed. In connection with the General Motors Corporation bankruptcy, U.S. EPA recovered $22.0 million from Motors Liquidation Company (MLC), the successor to General Motors Corporation. If the cleanup costs do not exceed the amount recovered by U.S. EPA from MLC, Syracuse China may suffer no loss. If and to the extent the cleanup costs exceed the amount recovered by U.S. EPA from MLC, it is not yet known whether other PRPs will be added to the current group of PRPs or how any excess costs may be allocated among the PRPs.

To the extent that Syracuse China has a liability with respect to the Lower Ley Creek sub-site and to the extent the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claim for indemnification under the Asset Purchase Agreement.

In connection with the above proceedings, an estimated environmental liability of $1.0 million and a recoverable of $0.7 million have been recorded in other long term liabilities and other long term assets, respectively, in the Consolidated Balance Sheet at December 31, 2014. Expense of $0.3 million has been recorded in cost of sales in the Consolidated Statement of Operations for the year ended December 31, 2014. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Insurance claim

In September of 2013, Libbey had a furnace malfunction at our manufacturing facility in Toledo, Ohio, resulting in an insurance claim. In the fourth quarter of 2014, we received a settlement notification from our insurance company on our open claim. The total reimbursement for the claim and related expenses was $15.7 million. $5.0 million was recognized in 2013 in accounts receivable and received in the first quarter of 2014. The remaining $10.7 million was received in the fourth quarter of 2014 and recognized as a reduction to cost of sales in the Consolidated Statements of Operations for business interruption. On the Consolidated Statements of Cash Flows for the year ended December 31, 2014, $2.4 million was recorded as an investing activity and $13.3 million was recorded as cash from operations. In conjunction with the final settlement notification received in 2014, $2.1 million was re-classed from other income (expense) to cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2013, as this represented business interruption recovery.

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

19.	Segments and Geographic Information

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

Year ended December 31, (dollars in thousands)	2014	2013	2012
Net Sales:
Americas	$591,391	$560,840	$580,734
EMEA	147,587	146,455	134,778
U.S. Sourcing	80,782	78,302	72,234
Other	32,732	33,214	37,541
Consolidated	$852,492	$818,811	$825,287

Segment EBIT:
Americas	$98,460	$100,534	$95,833
EMEA	5,726	874	(714)
U.S. Sourcing	6,995	9,752	11,381
Other	2,378	3,374	8,846
Total Segment EBIT	$113,559	$114,534	$115,346

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$113,559	$114,534	$115,346
Retained corporate costs	(30,558)	(21,653)	(24,678)
Loss on redemption of debt (note 6)	(47,191)	(2,518)	(31,075)
Severance	—	—	(5,150)
Pension curtailment and settlement charge	(774)	(2,252)	(4,306)
Furnace malfunction (note 18)	4,782	(4,428)	—
Environmental obligation (note 18)	(315)	—	—
Restructuring charges (note 7)	(985)	(6,544)	—
Derivatives (1)	(1,247)	(916)	265
Abandoned property (note 18)	—	(1,781)	—
Executive retirement	(875)	(736)	—
Interest expense	(22,866)	(32,006)	(37,727)
Income taxes	(8,567)	(13,241)	(5,709)
Net income	$4,963	$28,459	$6,966

Depreciation & Amortization:
Americas	$22,856	$24,953	$24,661
EMEA	10,061	10,449	9,746
U.S. Sourcing	25	33	40
Other	6,179	7,275	5,777
Corporate	1,267	1,259	1,247
Consolidated	$40,388	$43,969	$41,471

Capital Expenditures:
Americas	$44,444	$31,404	$24,021
EMEA	6,471	7,787	5,459
U.S. Sourcing	—	30	—
Other	1,983	7,437	2,196
Corporate	1,495	2,749	1,044
Consolidated	$54,393	$49,407	$32,720
______________________________
(1) Derivatives relate to hedge ineffectiveness and mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting. 2013 and 2012 also include hedge ineffectiveness on our interest rate swap.

December 31, (dollars in thousands)	2014	2013
Segment Assets(1):
Americas	$163,074	$158,131
EMEA	48,557	50,115
U.S. Sourcing	33,328	27,202
Other	15,975	17,222
Consolidated	$260,934	$252,670
______________________________
(1) Segment assets are defined as net accounts receivable, excluding insurance claim receivable resulting from the furnace malfunction, plus net inventory.

Net sales to customers and long-lived assets located in the U.S., Mexico, and Other regions for 2014, 2013 and 2012 are presented below. Intercompany sales to affiliates represent products that are transferred to those geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net fixed assets and goodwill.

(dollars in thousands)	United States	Mexico	All Other	Eliminations	Consolidated
2014
Net sales:
Customers	$465,820	$126,699	$259,973		$852,492
Intercompany	80,525	14,960	35,058	$(130,543)	—
Total net sales	$546,345	$141,659	$295,031	$(130,543)	$852,492
Long-lived assets	$121,133	$223,641	$97,316	$—	$442,090

2013
Net sales:
Customers	$444,176	$125,752	$248,883		$818,811
Intercompany	51,521	12,747	22,423	$(86,691)	—
Total net sales	$495,697	$138,499	$271,306	$(86,691)	$818,811
Long-lived assets	$106,545	$213,651	$112,845	$—	$433,041

2012
Net sales:
Customers	$463,659	$119,234	$242,394		$825,287
Intercompany	56,420	12,387	20,930	$(89,737)	—
Total net sales	$520,079	$131,621	$263,324	$(89,737)	$825,287
Long-lived assets	$110,919	$202,437	$111,370	$—	$424,726

Selected Quarterly Financial Data (unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2014 and 2013:

(dollars in thousands, except per-share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013 (2)
Net sales	$181,581	$183,476	$223,536	$209,904	$215,957	$204,386	$231,418	$221,045
Gross profit (2)	$32,339	$42,232	$60,267	$57,462	$50,315	$39,905	$60,224	$49,818
Gross profit margin	17.8%	23.0%	27.0%	27.4%	23.3%	19.5%	26.0%	22.5%
Selling, general & administrative expenses	$28,878	$26,397	$30,726	$29,635	$29,573	$25,519	$32,732	$28,430
Special charges	$—	$4,314	$—	$(85)	$—	$390	$—	$240
Income from operations (IFO) (2)	$3,461	$11,521	$29,541	$27,912	$20,742	$13,996	$27,492	$21,148
IFO margin	1.9%	6.3%	13.2%	13.3%	9.6%	6.8%	11.9%	9.6%
Earnings before interest and income taxes (EBIT)	$3,139	$11,086	$(17,328)	$25,445	$22,082	$13,290	$28,503	$23,885
EBIT margin	1.7%	6.0%	(7.8)%	12.1%	10.2%	6.5%	12.3%	10.8%
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$13,815	$21,860	$(6,736)	$37,068	$31,651	$25,063	$38,054	$33,684
EBITDA margin	7.6%	11.9%	(3.0)%	17.7%	14.7%	12.3%	16.4%	15.2%
Net income (loss)	$(3,384)	$1,989	$(25,168)	$12,436	$13,758	$4,749	$19,757	$9,285
Net income (loss) margin	(1.9)%	1.1%	(11.3)%	5.9%	6.4%	2.3%	8.5%	4.2%
Diluted earnings (loss) per share	$(0.16)	$0.09	$(1.16)	$0.57	$0.62	$0.21	$0.88	$0.42
Accounts receivable - net (1)	$87,046	$86,264	$106,345	$91,482	$106,459	$91,611	$91,106	$89,549
DSO (1)	38.9	38.4	46.7	40.6	46.1	40.9	39.0	39.9
Inventories - net	$174,179	$167,374	$182,100	$175,911	$189,221	$173,394	$169,828	$163,121
DIO	77.8	74.4	80.0	78.1	82.0	77.5	72.7	72.7
Accounts payable	$74,099	$57,259	$80,546	$59,309	$78,895	$60,767	$82,485	$79,620
DPO	33.1	25.5	35.4	26.3	34.2	27.2	35.3	35.5
Working capital (1)	$187,126	$196,379	$207,899	$208,084	$216,785	$204,238	$178,449	$173,050
DWC (1)	83.6	87.3	91.4	92.4	94.0	91.3	76.4	77.1
Percent of net sales (1)	22.9%	23.9%	25.0%	25.3%	25.7%	25.0%	20.9%	21.1%
Net cash provided by (used in) operating activities	$(12,369)	$(12,680)	$10,353	$9,385	$19,073	$34,767	$64,814	$41,257
Free Cash Flow	$(17,920)	$(21,558)	$(1,581)	$(1,500)	$2,383	$24,459	$46,970	$22,002
Total borrowings - net	$412,159	$466,153	$455,940	$429,748	$454,549	$422,144	$443,922	$411,903
______________________________

(1)	Fourth quarter 2013 excludes a $5.0 million insurance claim receivable at December 31, 2013 resulting from the furnace malfunction.

(2)
In conjunction with the final settlement notification received in 2014 related to our insurance claim on the furnace malfunction, $2.1 million of income was re-classed from other income (expense) to cost of sales in the Statement of Operations for the quarter ended December 31, 2013, as this represented business interruption recovery. (See note 18 of the Consolidated Financial Statements for additional information.)

The following table represents special items (see notes 5, 6, 7, 9, 12, 13, 17, 18 and 19) included in the above quarterly data for the years ended December 31, 2014 and 2013:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(dollars in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Special items included in:
Cost of sales	$6,291	$566	$576	$1,133	$—	$2,749	$(10,349)	$3,933
Selling, general & administrative expenses	—	—	—	2,496	—	448	1,649	1,401
Special charges	—	4,314	—	(85)	—	390	—	240
Loss on redemption of debt	—	—	47,191	2,518	—	—	—	—
Other (income) expense (1)	(70)	222	—	623	—	71	1,317	(1,844)
Total pre-tax special items - (income) expense	$6,221	$5,102	$47,767	$6,685	$—	$3,658	$(7,383)	$3,730
Income tax	(341)	(837)	—	(58)	—	(976)	(482)	(196)
Special items - net of tax	$5,880	$4,265	$47,767	$6,627	$—	$2,682	$(7,865)	$3,534
______________________________

(1)
Beginning in the fourth quarter of 2014, hedge ineffectiveness and mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting are a special item. Prior quarters in 2014 and 2013 have been restated to conform with the fourth quarter 2014 presentation and include hedge ineffectiveness on our interest rate swap.

Stock Market Information

Libbey Inc. common stock is listed for trading on the NYSE MKT under the symbol LBY. The price range for the Company's common stock as reported by the NYSE MKT exchange and dividends declared for our common stock were as follows:

	2014			2013
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$26.28	$19.19	$—	$19.77	$17.80	$—
Second Quarter	$28.00	$24.10	$—	$24.77	$17.80	$—
Third Quarter	$28.42	$22.36	$—	$26.00	$20.70	$—
Fourth Quarter	$32.07	$25.61	$—	$24.32	$20.14	$—

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in our current report on Form 8-K filed on November 21, 2014, we changed our independent registered public accounting firm effective for the fiscal year ending December 31, 2015. There were no disagreements or reportable events related to the change in accountants.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment management used the criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the COSO framework) in 2013. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the Company's Consolidated Financial Statements, has issued an attestation report on the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to executive officers of Libbey is incorporated herein by reference to Item 1 of this report under the caption “Executive Officers of the Registrant.” Information with respect to directors of Libbey is incorporated herein by reference to the information set forth under the caption “Libbey Corporate Governance-Who are the members of our Board of Directors?” in the Proxy Statement. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Stock Ownership” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Corporate Governance-Who are the members of our Board of Directors?”, “- What are the roles of the Board's committees?” and “- How does our Board select nominees for the Board?” in the Proxy Statement.

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

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,158,908	$17.28	892,061
Equity compensation plans not approved by security holders	—	—	—
Total	1,158,908	$17.28	892,061
________________

(1)	This number includes 324,898 restricted stock units awarded under Libbey's equity compensation plans.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters - Who are Libbey's auditors?” and “-What fees did Libbey pay to its auditors for Fiscal 2014 and 2013?” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Index of Financial Statements and Financial Statement Schedule Covered by Report of Independent Registered Public Accounting Firm.

Page
Reports of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets at December 31, 2014 and 2013	52

For the years ended December 31, 2014, 2013 and 2012:
Consolidated Statements of Operations	53
Consolidated Statements of Comprehensive Income (Loss)	54
Consolidated Statements of Shareholders' Equity	55
Consolidated Statements of Cash Flows	56

Notes to Consolidated Financial Statements	57

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2014, 2013 and 2012 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

Libbey Inc.

		by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
Date:	March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature			Title

William A. Foley			Chairman of the Board of Directors

Peter C. McC. Howell			Director

Carol B. Moerdyk			Director

Ginger M. Jones			Director

Carlos V. Duno			Director

Deborah G. Miller			Director

John C. Orr			Director

Theo Killion			Director

Stephanie A. Streeter			Director, Chief Executive Officer

		By:	/s/ Sherry L. Buck
Sherry L. Buck
Attorney-In-Fact

		Date:	March 13, 2015
/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date:	March 13, 2015

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2014, 2013, and 2012 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

Libbey Inc.

Schedule II -- Valuation and Qualifying Accounts (Consolidated)
Years ended December 31, 2014, 2013, and 2012

(dollars in thousands)	Allowance for Doubtful Accounts	Valuation Allowance for Deferred Tax Asset

Balance at December 31, 2011	$5,307	$76,452
Charged to expense or other accounts	661	3,218
Deductions	(265)	(2,041)
Balance at December 31, 2012	5,703	77,629
Charged to expense or other accounts	198	2,235
Deductions	(55)	(33,816)
Balance at December 31, 2013	5,846	46,048
Charged to expense or other accounts	1,040	21,420
Deductions	(1,300)	(982)
Balance at December 31, 2014	$5,586	$66,486

S-1

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

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

10.7	2009 Director Deferred Compensation Plan (filed as Exhibit 10.51 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.8	Executive Deferred Compensation Plan (filed as Exhibit 10.52 to Libbey Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.9
Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective officers identified on Appendix 1 thereto (filed as exhibit 10.36 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.10
Form of Amended and Restated Indemnity Agreement dated as of December 31, 2008 between Libbey Inc. and the respective outside directors identified on Appendix 1 thereto (filed as exhibit 10.37 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.11
Amended and Restated Libbey Inc. Supplemental Retirement Benefit Plan effective December 31, 2008 (filed as exhibit 10.38 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.12
Amendment to the First Amended and Restated Libbey Inc. Executive Savings Plan effective December 31, 2008 (filed as exhibit 10.39 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.13
Amended and Restated 2006 Omnibus Incentive Plan of Libbey Inc. (filed as Exhibit 10.29 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.14
Employment Agreement dated as of June 22, 2011 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.30 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.15
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Kenneth A. Boerger, Daniel P. Ibele and Timothy T. Paige).

10.16
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to Susan A. Kovach).

10.17
Form of Indemnity Agreement dated as of February 7, 2012 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.25 to Libbey Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.18
Form of Change in Control Agreement dated as of August 1, 2012 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference) (as to Sherry Buck, Annunciata Cerioli and Anthony W. Gardner, Jr.).

10.19	Executive Severance Compensation Policy dated as of August 1, 2012 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference).

S-K Item 601 No.
Document
10.20	CEO Retention Award Agreement dated as of December 16, 2013 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on December 18, 2013 and incorporated herein by reference).

10.21
Agreement and General Release dated as of October 23, 2014 between Libbey Inc., Libbey Glass Inc. and Daniel P. Ibele. (filed as Exhibit 10.25 to Libbey Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

13.1	Selected Financial Information included in Registrant's 2014 Annual Report to Shareholders (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23	Consent of Ernst & Young LLP (filed herein).

24	Power of Attorney (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document