Form 10-Q
period 2015-03-31
LIBBEY INC
filed 2015-05-06
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Common Stock, $.01 par value 21,843,851 shares at April 30, 2015.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net sales	$187,365	$181,581
Freight billed to customers	606	814
Total revenues	187,971	182,395
Cost of sales	145,476	150,056
Gross profit	42,495	32,339
Selling, general and administrative expenses	34,399	28,878
Income from operations	8,096	3,461
Other income (expense)	827	(322)
Earnings before interest and income taxes	8,923	3,139
Interest expense	4,523	7,701
Income (loss) before income taxes	4,400	(4,562)
Provision (benefit) for income taxes	1,288	(1,178)
Net income (loss)	$3,112	$(3,384)

Net income (loss) per share:
Basic	$0.14	$(0.16)
Diluted	$0.14	$(0.16)
Dividends declared per share	$0.11	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014

Net income (loss)	$3,112	$(3,384)

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	4,712	1,349
Change in fair value of derivative instruments, net of tax	(242)	138
Foreign currency translation adjustments	(10,490)	(588)
Other comprehensive income, net of tax	(6,020)	899

Comprehensive income (loss)	$(2,908)	$(2,485)
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$18,616	$60,044
Accounts receivable — net	94,370	91,106
Inventories — net	183,301	169,828
Prepaid and other current assets	29,415	27,701
Total current assets	325,702	348,679
Pension asset	848	848
Purchased intangible assets — net	17,125	17,771
Goodwill	164,112	164,112
Deferred income taxes	5,504	5,566
Other assets	14,515	13,976
Total other assets	202,104	202,273
Property, plant and equipment — net	280,896	277,978
Total assets	$808,702	$828,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$78,760	$82,485
Salaries and wages	26,524	29,035
Accrued liabilities	43,541	42,638
Accrued income taxes	393	2,010
Pension liability (current portion)	1,460	1,488
Non-pension postretirement benefits (current portion)	4,800	4,800
Derivative liability	3,151	2,653
Deferred income taxes	3,633	3,633
Long-term debt due within one year	4,972	7,658
Total current liabilities	167,234	176,400
Long-term debt	438,320	436,264
Pension liability	54,417	56,462
Non-pension postretirement benefits	63,334	63,301
Deferred income taxes	5,729	5,893
Other long-term liabilities	14,104	13,156
Total liabilities	743,138	751,476

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2015 (21,843,851 shares issued in 2014)	218	218
Capital in excess of par value	327,435	331,391
Treasury stock	(3,684)	(1,060)
Retained deficit	(113,938)	(114,648)
Accumulated other comprehensive loss	(144,467)	(138,447)
Total shareholders’ equity	65,564	77,454
Total liabilities and shareholders’ equity	$808,702	$828,930

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 10)	Total

Balance December 31, 2014	21,843,851	34,985	$218	$331,391	$(1,060)	$(114,648)	$(138,447)	$77,454

Net income (loss)						3,112		3,112
Other comprehensive income (loss)							(6,020)	(6,020)
Stock compensation expense				1,195				1,195
Dividends						(2,402)		(2,402)
Stock withheld for employee taxes				(489)				(489)
Stock issued		(195,855)		(4,662)	6,520			1,858
Purchase of treasury shares		259,405			(9,144)			(9,144)
Balance March 31, 2015	21,843,851	98,535	$218	$327,435	$(3,684)	$(113,938)	$(144,467)	$65,564
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$3,112	$(3,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,184	10,676
Loss (gain) on asset sales and disposals	211	(4)
Change in accounts receivable	(5,647)	5,078
Change in inventories	(16,720)	(11,195)
Change in accounts payable	(2,339)	(5,315)
Accrued interest and amortization of discounts and finance fees	212	7,256
Pension & non-pension postretirement benefits	1,003	1,372
Restructuring	—	(243)
Accrued liabilities & prepaid expenses	(2,876)	(12,369)
Income taxes	(1,360)	(3,153)
Share-based compensation expense	2,129	1,003
Other operating activities	(1,145)	(95)
Net cash used in operating activities	(13,236)	(10,373)

Investing activities:
Additions to property, plant and equipment	(16,659)	(9,901)
Proceeds from furnace malfunction insurance recovery	—	2,350
Proceeds from asset sales and other	—	4
Net cash used in investing activities	(16,659)	(7,547)

Financing activities:
Borrowings on ABL credit facility	14,100	—
Repayments on ABL credit facility	(10,000)	—
Other repayments	(3,255)	(50)
Repayments on Term Loan B	(1,100)	—
Stock options exercised	1,848	336
Dividends	(2,402)	—
Treasury shares purchased	(9,144)	—
Net cash provided by (used in) financing activities	(9,953)	286

Effect of exchange rate fluctuations on cash	(1,580)	(101)
Decrease in cash	(41,428)	(17,735)

Cash at beginning of period	60,044	42,208
Cash at end of period	$18,616	$24,473

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$3,929	$184
Cash paid during the period for income taxes	$1,181	$1,816
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

See our Form 10-K for the year ended December 31, 2014 for a description of significant accounting policies not listed below.

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

	Three months ended March 31,
(dollars in thousands)	2015	2014
Stock-based compensation expense	$2,129	$1,003

Reclassifications

In note 11 Segments, the derivative amount in the prior year financial statements has been excluded from retained corporate costs to conform to the current year presentation.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date from January 1, 2017 to January 1, 2018 but would allow for early adoption as of January 1, 2017. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern" (ASU 2014-15), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. We are currently evaluating the impact that this standard will have on our Condensed Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for interim and annual reporting periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the impact that this standard will have on our Condensed Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2015	December 31, 2014
Accounts receivable:
Trade receivables	$90,274	$87,700
Other receivables	4,096	3,406
Total accounts receivable, less allowances of $5,986 and $5,586	$94,370	$91,106

Inventories:
Finished goods	$165,652	$151,698
Work in process	1,214	1,153
Raw materials	4,321	4,708
Repair parts	10,950	10,840
Operating supplies	1,164	1,429
Total inventories, less loss provisions of $4,172 and $4,370	$183,301	$169,828

Prepaid and other current assets
Value added tax	$15,181	$13,512
Prepaid expenses	6,931	6,947
Deferred income taxes	4,883	4,888
Prepaid income taxes	1,943	1,951
Derivative asset	477	403
Total prepaid and other current assets	$29,415	$27,701

Other assets:
Deposits	$1,263	$890
Finance fees — net of amortization	6,655	6,958
Other assets	6,597	6,128
Total other assets	$14,515	$13,976

Accrued liabilities:
Accrued incentives	$18,120	$17,648
Workers compensation	7,134	7,121
Medical liabilities	3,817	3,887
Interest	3,759	3,876
Commissions payable	1,156	1,068
Withholdings and other non-income tax accruals	3,615	3,078
Other accrued liabilities	5,940	5,960
Total accrued liabilities	$43,541	$42,638

Other long-term liabilities:
Deferred liability	$8,686	$8,081
Derivative liability	338	215
Environmental obligation (see note 14)	1,000	1,000
Other long-term liabilities	4,080	3,860
Total other long-term liabilities	$14,104	$13,156

4.	Borrowings

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

The above transactions included charges of $37.3 million for an early call premium and $9.1 million for the write off of the remaining financing fees from the Senior Secured Notes. These charges were considered in the computation of the loss on redemption of debt in the second quarter of 2014.

Borrowings consist of the following:

(dollars in thousands)	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Borrowings under ABL Facility	floating	April 9, 2019	$4,100	$—
Term Loan B	floating	April 9, 2021	436,700	437,800
RMB Working Capital Loan	6.78%	July, 2015	—	3,258
AICEP Loan	0.00%	January, 2016 to July 30, 2018	3,434	3,846
Total borrowings			444,234	444,904
Less — unamortized discount			942	982
Total borrowings — net			443,292	443,922
Less — long term debt due within one year			4,972	7,658
Total long-term portion of borrowings — net			$438,320	$436,264

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at March 31, 2015. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at March 31, 2015. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL Facility availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were borrowings of $4.1 million under the ABL Facility at March 31, 2015. There were no Libbey Glass or Libbey Europe borrowings under the ABL Facility at December 31, 2014. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL Facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

At March 31, 2015, the available total borrowing base is offset by a $1.1 million rent reserve and a $3.4 million mark-to-market reserve for natural gas contracts. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit, which are applied against the $100.0 million limit; at March 31, 2015, $6.8 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $79.6 million at March 31, 2015, compared to $82.3 million at December 31, 2014.

Term Loan B and Senior Secured Notes

On April 9, 2014, Libbey Glass consummated its $440.0 million Term Loan B. The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent per year at March 31, 2015, and will mature on April 9, 2021. We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

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

We had an Interest Rate Agreement in place through May 9, 2014 with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The Interest Rate Agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the Interest Rate Agreement at May 9, 2014, excluding applicable fees, was 5.5 percent. Total remaining Senior Secured Notes not covered by the Interest Rate Agreement had a fixed interest rate of 6.875 percent per year. We settled the swap at fair value, resulting in a payment of $1.1 million on May 13, 2014. Upon the redemption of the Senior Secured Notes in the second quarter of 2014, the unamortized balance of $0.8 million of the carrying value adjustment on debt related to the Interest Rate Agreement was recognized as expense in loss on redemption of debt on the Condensed Consolidated Statements of Operations. See note 9 for further discussion and the net impact recorded on the Condensed Consolidated Statements of Operations.

On April 1, 2015, we executed an interest rate swap on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swap will effectively convert $220.0 million of our Term Loan B debt from a variable interest rate to a 4.85 percent fixed interest rate, thus reducing the impact of interest rate changes on future income. The fixed rate swap will be effective January 2016 through January 2020. The interest rate swap is designated as a cash flow hedge and will be accounted for under FASB ASC 815 "Derivatives and Hedging".

RMB Working Capital Loan

On July 24, 2014, Libbey China entered into a RMB 20.0 million (approximately $3.3 million) working capital loan with China Construction Bank to cover seasonal working capital needs. The working capital loan was set to mature on July 23, 2015, and had a fixed interest rate of 6.78 percent, which was paid monthly. On March 4, 2015, Libbey China prepaid the working capital loan along with accrued and unpaid interest. This obligation was secured by a mortgage lien on the Libbey China facility.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €3.2 million (approximately $3.4 million) at March 31, 2015, and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At March 31, 2015, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. The $436.7 million outstanding on the Term Loan B had an estimated fair value of $435.6 million at March 31, 2015 and $430.1 million at December 31, 2014. The fair value of the remainder of our debt at March 31, 2015 approximates carrying value due to variable rate on the borrowings under the ABL facility and other immaterial debt. The fair value of the remainder of our debt at December 31, 2014 approximates carrying value due to the short term nature of the RMB Working Capital Loan and other immaterial debt.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2015, we had $4.1 million borrowings under our ABL Facility and $6.8 million in letters of credit issued under that facility. As a result, we had $79.6 million of unused availability remaining under the ABL Facility at March 31, 2015, as well as, $18.6 million of cash on hand.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. These activities were all within the Americas segment and were completed by March 31, 2014. For the three months ended March 31, 2014, we recorded a pretax charge of $1.0 million related to other restructuring expenses. See Form 10-K for the year ended December 31, 2014 for further discussion.

6.	Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded from the annualized effective tax rate. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

Our effective tax rate was 29.3 percent for the quarter ended March 31, 2015, compared to 25.8 percent for the quarter ended March 31, 2014. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, and tax planning structures. At March 31, 2015 and December 31, 2014, we had $0.2 million and $0.4 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. During the quarter ended March 31, 2015, we recorded a tax benefit, exclusive of interest and penalties, of $0.2 million.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. For periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. There was no such tax benefit recorded in our income tax provision for the quarter ended March 31, 2015. A tax benefit of $0.6 million was recorded in our income tax provision for quarter ended March 31, 2014.

In the U.S., the Netherlands and Portugal, we have recorded either full or partial valuation allowances against our deferred income tax assets. We review the need for valuation allowances on a quarterly basis in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or reversing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there were unusual, infrequent or extraordinary items to be considered.

At March 31, 2015, we continued to record full valuation allowances in the U.S. and the Netherlands of approximately $56.0 million and $10.0 million, respectively. While we have experienced some positive trends recently with our improved financial performance, management continues to conclude that the negative evidence outweighs the positive. If operations in these jurisdictions generate profits and taxable income throughout 2015 and expectations are for continued profitability for 2016 and beyond, we may have sufficient evidence to release all or a portion of our valuation allowances.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$1,161	$1,025	$748	$578	$1,909	$1,603
Interest cost	3,709	3,870	1,103	1,424	4,812	5,294
Expected return on plan assets	(5,662)	(5,608)	(598)	(632)	(6,260)	(6,240)
Amortization of unrecognized:
Prior service cost	104	265	(64)	57	40	322
Loss	1,886	1,242	406	258	2,292	1,500
Pension expense	$1,198	$794	$1,595	$1,685	$2,793	$2,479

We have contributed $1.4 million of cash into our pension plans for the three months ended March 31, 2015. Pension contributions for the remainder of 2015 are estimated to be $3.3 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$282	$252	$—	$—	$282	$252
Interest cost	660	710	19	27	679	737
Amortization of unrecognized:
Prior service cost	35	35	—	—	35	35
Loss / (gain)	196	67	—	—	196	67
Non-pension postretirement benefit expense	$1,173	$1,064	$19	$27	$1,192	$1,091

Our 2015 estimate of non-pension cash payments is $4.9 million, and we have paid $0.9 million for the three months ended March 31, 2015.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2015	2014
Numerators for earnings per share:
Net income (loss) that is available to common shareholders	$3,112	$(3,384)

Denominator for basic earnings per share:
Weighted average shares outstanding	21,853,455	21,523,077

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	495,159	—
Adjusted weighted average shares and assumed conversions	22,348,614	21,523,077

Basic earnings (loss) per share	$0.14	$(0.16)

Diluted earnings (loss) per share	$0.14	$(0.16)

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	—	418,344
Inclusion would have been anti-dilutive (excluded from calculation)	89,006	382,109

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	March 31, 2015		December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency contracts	Prepaid and other current assets	$477	Prepaid and other current assets	$403
Total undesignated		477		403
Total		$477		$403

	Liability Derivatives:
(dollars in thousands)	March 31, 2015		December 31, 2014
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$1,453	Derivative liability - current	$1,222
Natural gas contracts	Other long-term liabilities	165	Other long-term liabilities	103
Total designated		1,618		1,325
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability - current	1,698	Derivative liability - current	1,431
Natural gas contracts	Other long-term liabilities	173	Other long-term liabilities	112
Total undesignated		1,871		1,543
Total		$3,489		$2,868

Commodity Futures Contracts

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of March 31, 2015, we had commodity contracts for 3,370,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2014, we had commodity contracts for 3,850,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at March 31, 2015. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

In the three months ended March 31, 2015, we recognized a loss of $0.1 million in other income (expense) in the Condensed Consolidated Statements of Operations related to the marked-to-market change in our de-designated Mexico natural gas derivatives. These natural gas derivatives were de-designated in the fourth quarter of 2014 due to ineffectiveness created by changes in the natural gas price. This ineffectiveness is associated with a fluctuating surcharge initiated by the Mexican government on the price of natural gas. As instructed under FASB ASC 815 "Derivatives and Hedging", all marked-to-market changes on these derivatives are being reflected in current earnings. The accumulated balance in other comprehensive income (loss) for these de-designated contracts will remain until the hedging contracts are utilized or expire. Since we have not elected hedge accounting for any new Mexico natural gas contracts entered into beginning October 1, 2014, all marked-to-market changes on these derivatives are being reflected in other income (expense) in current earnings. We recognized a loss of $0.3 million in other income (expense) in the first quarter of 2015 related to the contracts where hedge accounting was not elected. Going forward, we do not intend to designate our Mexican natural gas contracts as cash flow hedges.

We received (paid) additional cash of $(1.2) million and $0.5 million in the three months ended March 31, 2015 and March 31, 2014, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.6 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended March 31,
(dollars in thousands)	2015	2014
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(829)	$630
Total	$(829)	$630

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations:

		Three months ended March 31,
(dollars in thousands)		2015	2014
Derivative:	Location:
Natural gas contracts	Cost of sales	$(536)	$465
Total impact on net income (loss)		$(536)	$465

The ineffective portion of derivative loss related to the de-designated Mexico contracts reclassified from accumulated other comprehensive loss to cost of sales in the Condensed Consolidated Statements of Operations was immaterial.

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Condensed Consolidated Statements of Operations from our natural gas contracts:

	Three months ended March 31,
(dollars in thousands)	2015	2014
De-designated contracts	$(104)	$—
Contracts where hedge accounting was not elected	(295)	—
Total	$(399)	$—

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. At March 31, 2015 and December 31, 2014, we had C$5.1 million and C$6.3 million in foreign currency contracts, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.
Gains (losses) on derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended March 31,
(dollars in thousands)		2015	2014
Derivative:	Location:
Currency contracts	Other income (expense)	$74	$—
Total		$74	$—

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of March 31, 2015, by Standard and Poor’s.

10.	Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended March 31, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2014	$(9,162)	$(625)	$(128,660)	$(138,447)

Other comprehensive income (loss)	(10,490)	(829)	—	(11,319)
Currency impact	—	—	2,291	2,291

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,488	2,488
Amortization of prior service cost (1)	—	—	75	75
Cost of sales	—	607	—	607
Current-period other comprehensive income (loss)	(10,490)	(222)	4,854	(5,858)
Tax effect	—	(20)	(142)	(162)
Balance on March 31, 2015	$(19,652)	$(867)	$(123,948)	$(144,467)

Three months ended March 31, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2013	$4,554	$1,221	$(78,935)	$(73,160)

Other comprehensive income (loss)	(588)	630	—	42
Currency impact	—	—	13	13

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,567	1,567
Amortization of prior service cost (1)	—	—	357	357
Cost of sales	—	(465)	—	(465)
Current-period other comprehensive income (loss)	(588)	165	1,937	1,514
Tax effect	—	(27)	(588)	(615)
Balance on March 31, 2014	$3,966	$1,359	$(77,586)	$(72,261)

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

Americas—includes sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA—includes sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

U.S. Sourcing—includes U.S. sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Other —includes sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

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

	Three months ended March 31,
(dollars in thousands)	2015	2014
Net Sales:
Americas	$128,372	$121,925
EMEA	28,509	34,398
U.S. Sourcing	21,399	17,734
Other	9,085	7,524
Consolidated	$187,365	$181,581

Segment EBIT:
Americas	$16,323	$14,989
EMEA	(766)	253
U.S. Sourcing	1,625	868
Other	1,870	445
Total Segment EBIT	$19,052	$16,555

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$19,052	$16,555
Retained corporate costs	(9,495)	(7,195)
Furnace malfunction (note 14)	—	(5,306)
Restructuring charges (note 5)	—	(985)
Derivatives (1)	(399)	70
Executive retirement	(235)	—
Interest expense	(4,523)	(7,701)
Income taxes	(1,288)	1,178
Net income (loss)	$3,112	$(3,384)

Depreciation & Amortization:
Americas	$6,071	$5,959
EMEA	2,177	2,626
U.S. Sourcing	6	7
Other	1,491	1,644
Corporate	439	440
Consolidated	$10,184	$10,676

Capital Expenditures:
Americas	$14,518	$7,132
EMEA	1,437	1,561
U.S. Sourcing	—	—
Other	183	572
Corporate	521	636
Consolidated	$16,659	$9,901

(1) Derivatives relate to hedge ineffectiveness on our natural gas contracts and interest rate swap, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

12.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(3,489)	$—	$(3,489)	$—	$(2,868)	$—	$(2,868)
Currency contracts	—	477	—	477	—	403	—	403
Net derivative asset (liability)	$—	$(3,012)	$—	$(3,012)	$—	$(2,465)	$—	$(2,465)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. We evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts and currency contracts are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	March 31, 2015	December 31, 2014
Prepaid and other current assets	$477	$403
Derivative liability	(3,151)	(2,653)
Other long-term liabilities	(338)	(215)
Net derivative asset (liability)	$(3,012)	$(2,465)

13.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2015	2014
Gain (loss) on currency translation	$1,115	$(275)
Hedge ineffectiveness	(399)	70
Other non-operating income (expense)	111	(117)
Other income (expense)	$827	$(322)

14.	Contingencies

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

In connection with the above proceedings, an estimated environmental liability of $1.0 million and a recoverable of $0.7 million have been recorded in other long term liabilities and other long term assets, respectively, in the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Insurance claim

In September of 2013, Libbey had a furnace malfunction at our manufacturing facility in Toledo, Ohio, resulting in an insurance claim with the final settlement received in the fourth quarter of 2014. In conjunction with the final settlement notification received, $2.0 million was re-classed in the first quarter 2014 Condensed Consolidated Statement of Cash Flows from proceeds from furnace malfunction insurance recovery within investing activities to operating activities, as this represented business interruption recovery. See Form 10-K for the year ended December 31, 2014 for further discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

During the first quarter of 2015, we continued to operate in a very competitive environment in a dynamic global economy where we have experienced the impact of slower economic growth and the strengthening of the US dollar. The pressures on retailers, restaurants and consumer durables companies experienced in 2014 around the globe have continued through the first quarter of 2015. Despite some positive trends in the overall U.S. consumer sentiment, major foodservice indices indicate same-store sales increased 2.8 percent in the first quarter of 2015 but same-store restaurant traffic decreased 0.6 percent from the first quarter of 2014. Consumers are spending more, but fewer are dining out. Given the growth we realized in the first quarter, we continue to believe that our Own the Moment initiatives are not only helping us win share in the market, they are also helping us overcome some minor headwinds in restaurant traffic within foodservice, which includes U.S. Sourcing, as restaurant traffic drives usage and replacement of Libbey products. The Mexican economy continues to advance at a slow pace following volatility in the peso exchange rate, as well as government spending cuts announced at the beginning of 2015, both dampening consumer confidence. The European economy is negatively impacted by the devaluation of the euro, the geopolitical situation between Europe and Russia, and the fear of deflation. In China, the rate of economic growth within the consumer segment continues to be weak.

While improving, several of our competitors throughout the world continue to experience financial difficulty. Although some of our competitors have received financial infusions and/or debt relief, the competitive environment remains very challenging. Despite these factors, we achieved a number of financial highlights in the first quarter of 2015 as a result of our commitment to improving our cost structure while leveraging our leadership positions in key lines of business. Among the highlights are the following:

•
Net sales were $187.4 million, an increase of 3.2 percent (8.4 percent excluding currency) over the first quarter of 2014. This is the fourth consecutive quarter of year over year growth greater than 3.0 percent.

•	Gross profit was $42.5 million, an increase of 31.4 percent over the first quarter of 2014.

•	Income from operations was $8.1 million, an increase of $4.6 million over the first quarter of 2014.

•	Net income was $3.1 million, an increase of $6.5 million over the $3.4 million net loss in the first quarter of 2014.

In January 2015, we announced our Own the Moment strategy. Driving consumer insights to action is the centerpiece of our Own the Moment strategy. In the Americas and U.S. Sourcing, we will focus on and invest in driving profitable growth and building on our positions of strength. In our EMEA and Asia Pacific regions, we will drive efficiencies and pursue low cost investments to maximize returns. In all of our regions with the consumer as the focal point, we will grow and leverage our brands, provide our customers with the best value and solutions via customer and market driven innovation and product development, build excellence across our supply chain, increase the speed of talent development and cultural change, enhance all of our commercial capabilities and invest in information technology.

To reinforce our leadership in key market channels throughout the world, we continue to make substantial investments in new products, and expand our commercial brands and capabilities as part of this new strategy. Our Own the Moment strategy is also driven by a balanced capital allocation strategy that includes an $0.11 per share quarterly dividend, repurchases of up to 1.5 million shares and reinvestment in the business. Since the inception of our repurchase program in December of 2014, we have repurchased over 294,000 shares of our stock at an average purchase price of approximately $34.66 per share, most of which happened in the first quarter. We expect to repurchase the remaining 1.2 million shares under our current authorization by year-end 2017.

Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

Americas—includes sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA —includes sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

U.S. Sourcing—includes U.S. sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Other —includes sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2015	2014
Net sales	$187,365	$181,581
Gross profit (2)	$42,495	$32,339
Gross profit margin	22.7%	17.8%
Income from operations (IFO) (2)(3)	$8,096	$3,461
IFO margin	4.3%	1.9%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$8,923	$3,139
EBIT margin	4.8%	1.7%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$19,107	$13,815
EBITDA margin	10.2%	7.6%
Adjusted EBITDA(1)	$19,741	$20,036
Adjusted EBITDA margin	10.5%	11.0%
Net income (loss)(2)(3)(4)	$3,112	$(3,384)
Net income (loss) margin	1.7%	(1.9)%
Diluted net income (loss) per share	$0.14	$(0.16)
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of First Quarter 2015 Compared to First Quarter 2014 and the reasons we believe these non-GAAP financial measures are useful.

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

(3)	In addition to item (2) above, the three month period ended March 31, 2015 includes $0.2 million for a non-cash executive retirement compensation charge.

(4)
In addition to item (3) above, the three month period ended March 31, 2015 and 2014 includes $0.4 million of expense and $0.1 million of income, respectively, related to derivatives. (See note 9 to the Condensed Consolidated Financial Statements.)

Discussion of First Quarter 2015 Compared to First Quarter 2014
Net Sales
For the quarter ended March 31, 2015, net sales increased 3.2 percent to $187.4 million, compared to $181.6 million in the year-ago quarter. When adjusted for currency impact, net sales increased by 8.4 percent. The increase in net sales was attributable to increased sales of $11.7 million in the Americas, U.S. Sourcing, and Other; partially offset by the decreased net sales in EMEA. Net sales in EMEA were essentially flat excluding currency fluctuation.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Americas	$128,372	$121,925
EMEA	28,509	34,398
U.S. Sourcing	21,399	17,734
Other	9,085	7,524
Consolidated	$187,365	$181,581

Net Sales — Americas

Net sales in the Americas were $128.4 million, compared to $121.9 million in the first quarter of 2014, an increase of 5.3 percent (an increase of 8.2 percent excluding currency fluctuation). All channels had a favorable mix and increased volume leading to sales growth as follows: 4.4 percent in foodservice, 4.4 percent in retail, and 7.3 percent in business-to-business.

Net Sales — EMEA

Net sales in EMEA were $28.5 million, compared to $34.4 million in the first quarter of 2014, a decrease of 17.1 percent (a decrease of 0.3 percent excluding currency fluctuation). The sales decrease was primarily due to the devaluation of the euro.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $21.4 million, compared to $17.7 million in the first quarter of 2014, an increase of 20.7 percent. The increase in sales resulted from increased shipments to a variety of customers and a favorable mix of products in our foodservice channel.

Gross Profit

Gross profit increased to $42.5 million in the first quarter of 2015, compared to $32.3 million in the prior year quarter. Gross profit as a percentage of net sales increased to 22.7 percent in the first quarter of 2015, compared to 17.8 percent in the prior year period. The primary drivers of the $10.2 million increase in gross profit were the favorable impact of increased sales of $8.4 million, the non-repeating 2014 expenses of $5.3 million related to the furnace malfunction, and lower natural gas of $1.4 million, offset by an unfavorable currency impact of $3.0 million primarily related to the Mexican peso, completion of an earlier than planned furnace repair of $1.2 million and higher workers compensation expense of $0.6 million.

Income From Operations

Income from operations for the quarter ended March 31, 2015 increased $4.6 million, to $8.1 million, compared to $3.5 million in the prior year quarter. Income from operations as a percentage of net sales was 4.3 percent for the quarter ended March 31, 2015, compared to 1.9 percent in the prior year quarter. The increase in income from operations is the result of the increase in gross profit of $10.2 million (discussed above). Partially offsetting the increase in gross profit was an increase in selling, general and administrative expense of $5.5 million, primarily the result of $3.9 million of growth investments, $1.1 million of additional share-based expense due to the increase in stock price, and $0.2 million of non-cash compensation charges for an executive retirement. The growth investments include the development of new products, expanded marketing and selling capabilities, research and development, and Own the Moment strategies.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended March 31, 2015 increased by $5.8 million to $8.9 million from $3.1 million in the first quarter of 2014. EBIT as a percentage of net sales increased to 4.8 percent in the first quarter of 2015, compared to 1.7 percent in the prior year quarter. The increase in EBIT is primarily the result of the higher income from operations (discussed above) and a favorable $1.4 million change in the currency translation included in other income (expense).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended March 31,
(dollars in thousands)	2015	2014
Americas	$16,323	$14,989
EMEA	$(766)	$253
U.S. Sourcing	$1,625	$868
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 11 to the Condensed Consolidated Financial Statements for a reconciliation of Segment EBIT to net income (loss).

Segment EBIT — Americas

Segment EBIT was $16.3 million in the first quarter of 2015, compared to $15.0 million in the first quarter of 2014, an increase of 8.9 percent. Segment EBIT as a percentage of net sales for the Americas was 12.7 percent in the first quarter of 2015, compared to 12.3 percent in the prior year period. The $1.3 million increase in Segment EBIT was driven primarily by a $6.2 million favorable sales impact and lower natural gas costs of $1.3 million, partially offset by growth investments of $2.3 million, completion of an earlier than planned furnace repair of $1.2 million, additional freight and storage costs of $0.8 million, and increased workers compensation and pension expense of $0.6 million and $0.5 million, respectively.

Segment EBIT — EMEA

Segment EBIT decreased to a loss of ($0.8) million in the first quarter of 2015, compared to income of $0.3 million in the first quarter of 2014. Segment EBIT as a percentage of net sales for EMEA decreased to (2.7) percent in the first quarter of 2015, compared to 0.7 percent in the prior-year period. The primary drivers of the $1.0 million decrease in Segment EBIT were the decreased production activity of $0.6 million and additional costs due to growth initiatives of $0.3 million.

Segment EBIT — U.S. Sourcing

Segment EBIT was $1.6 million in the first quarter of 2015, compared to $0.9 million in the first quarter of 2014. Segment EBIT as a percentage of net sales for U.S. Sourcing was 7.6 percent in the first quarter of 2015, compared to 4.9 percent in the prior-year period. The primary driver of the $0.8 million increase in Segment EBIT was a favorable sales impact of $0.8 million primarily due to higher volume.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $5.3 million in the first quarter of 2015, to $19.1 million, compared to $13.8 million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 10.2 percent in the first quarter of 2015, from 7.6 percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA decreased by $0.3 million in the first quarter of 2015, to $19.7 million, compared to $20.0 million in the first quarter of 2014. As a percentage of net sales, Adjusted EBITDA was 10.5 percent for the first quarter of 2015, compared to 11.0 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Net income (loss)	$3,112	$(3,384)
Add: Interest expense	4,523	7,701
Add: Provision for income taxes	1,288	(1,178)
Earnings before interest and income taxes (EBIT)	8,923	3,139
Add: Depreciation and amortization	10,184	10,676
Earnings before interest, taxes, deprecation and amortization (EBITDA)	19,107	13,815
Add: Special items before interest and taxes:
Furnace malfunction (see note 14) (1)	—	5,306
Executive retirement	235	—
Derivatives (2)	399	(70)
Restructuring charges (see note 5) (3)	—	985
Adjusted EBITDA	$19,741	$20,036
__________________________________

(1)	Furnace malfunction relates to loss of production at our Toledo, Ohio, manufacturing facility.

(2)
Derivatives relate to hedge ineffectiveness on our natural gas contracts and interest rate swap, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

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
We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA internally to measure profitability.
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

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $3.1 million, or $0.14 per diluted share, in the first quarter of 2015, compared to a net loss of $(3.4) million, or $(0.16) per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was 1.7 percent in the first quarter of 2015, compared to (1.9) percent in the year-ago quarter. The increase in net income and diluted net income per share is due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above and a $3.2 million reduction in interest expense, partially offset by a $2.5 million increase in the provision for income taxes. The decrease in interest expense is primarily driven by lower interest rates as a result of the debt refinancing completed in the second quarter of 2014. The effective tax rate was 29.3 percent for the first quarter of 2015, compared to 25.8 percent in the year-ago quarter. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, and other activity in jurisdictions with recorded valuation allowances.

Outlook

For the second quarter of 2015, we expect net sales growth on a constant currency basis of 5.0 percent to 6.0 percent, consistent with our full year 2015 expectation. Given currency volatility, with the euro and peso weakening against the dollar between 15.0 percent and 20.0 percent on a year over year basis, this will translate to flat to slightly improved revenue growth on a reported basis, which is also consistent with our full year expectation.

We expect Adjusted EBITDA margins to be between 16.0 percent and 17.0 percent in the second quarter of 2015, and approximately 15.0 percent for the full year 2015. Adjusted EBITDA, a non-GAAP financial measure, is a useful metric for evaluating our financial performance. For a reconciliation from net income (loss) to Adjusted EBITDA, see the "Adjusted EBITDA" section above in the Discussion of First Quarter 2015 Compared to First Quarter 2014 and the reasons we believe this non-GAAP financial measure is useful.

We expect capital expenditures for the full year 2015 of $55.0 million to $60.0 million, which includes $16.0 million to $17.0 million related to investments in new glass technology.

We expect working capital (defined as net accounts receivable plus net inventories less accounts payable) to increase by 2.0 percent to 3.0 percent, or $4.0 million to $6.0 million, driven primarily by the higher expected sales.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At March 31, 2015, we had $4.1 million borrowed under our ABL Facility and we had $6.8 million in letters of credit issued under that facility. As a result, we had $79.6 million of unused availability under the ABL Facility at March 31, 2015. In addition, we had $18.6 million of cash on hand at March 31, 2015, compared to $60.0 million of cash on hand at December 31, 2014. Of our total cash on hand at March 31, 2015 and December 31, 2014, $18.6 million and $33.7 million, respectively, were held in foreign subsidiaries. A portion of this cash can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2015	December 31, 2014
Accounts receivable — net	$94,370	$91,106
DSO (1)	40.1	39.0
Inventories — net	$183,301	$169,828
DIO (2)	78.0	72.7
Accounts payable	$78,760	$82,485
DPO (3)	33.5	35.3
Working capital (4)	$198,911	$178,449
DWC (5)	84.6	76.4
Percentage of net sales	23.2%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $198.9 million at March 31, 2015, an increase of $20.5 million from December 31, 2014. Our working capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality, increased accounts receivable related to increased sales, and lower accounts payable. The impact of currency (primarily driven by the euro and peso) decreased total working capital by $4.8 million at March 31, 2015, in comparison to December 31, 2014. As a result of the factors above, working capital as a percentage of the last twelve-month net sales increased to 23.2 percent at March 31, 2015 from 20.9 percent at December 31, 2014, but was only slightly higher compared to 22.9 percent for the period ended March 31, 2014.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Borrowings under ABL Facility	floating	April 9, 2019	$4,100	$—
Term Loan B	floating	April 9, 2021	436,700	437,800
RMB Working Capital Loan	6.78%	July, 2015	—	3,258
AICEP Loan	0.00%	January, 2016 to July 30, 2018	3,434	3,846
Total borrowings			444,234	444,904
Less — unamortized discount			942	982
Total borrowings — net (1)			$443,292	$443,922
____________________________________

(1)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $444.2 million and $444.9 million at March 31, 2015 and December 31, 2014, respectively. Of our total borrowings, $440.8 million, or approximately 99.2 percent, were subject to variable interest rates at March 31, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.4 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Net cash provided by (used in) operating activities	$(13,236)	$(10,373)
Capital expenditures(2)	(16,659)	(9,901)
Proceeds from furnace malfunction insurance recovery	—	2,350
Proceeds from asset sales and other	—	4
Free Cash Flow (1)	$(29,895)	$(17,920)
________________________________________

(1)
We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from furnace malfunction insurance recovery and proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

(2)	Capital expenditures for the quarter ended March 31, 2015 excludes $2.0 million for capital expenditures incurred but not yet paid.
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

Discussion of First Quarter 2015 vs. First Quarter 2014 Cash Flow

Our net cash used in operating activities was ($13.2) million in the first quarter of 2015, compared to ($10.4) million in the first quarter of 2014, a decrease of $2.9 million. Contributing to the reduction in cash flow from operations was an unfavorable change in working capital of $10.6 million (accounts receivable, inventories, and accounts payable), additional interest payments of $4.1 million, and the non-repeating furnace malfunction proceeds of $2.6 million received in the first quarter of 2014. These were mostly offset by a favorable change in accrued liabilities and prepaid expenses of $9.5 million and higher net income.

Our net cash used in investing activities was ($16.7) million in the first quarter of 2015, primarily representing capital expenditures. Our net cash used in investing activities for the first quarter of 2014 was ($7.5) million which represented $9.9 million of capital expenditures offset by $2.4 million of proceeds from the furnace malfunction insurance recovery.

Net cash provided by (used in) financing activities was ($10.0) million in the first quarter of 2015, compared to $0.3 million in the year-ago quarter. First quarter 2015 reflects the purchase of treasury shares of ($9.1) million, a quarterly Term Loan B payment of ($1.1) million, other debt repayments of ($3.3) million, and dividends of ($2.4) million. These were offset by the net proceeds drawn on the ABL facility of $4.1 million and proceeds from stock option exercises of $1.8 million. The first quarter 2014 reflects proceeds from stock option exercises of $0.3 million.

Our Free Cash Flow was ($29.9) million during the first quarter of 2015, compared to ($17.9) million in the year-ago quarter, a decline of $12.0 million. The primary contributors to this change were the unfavorable cash flow impacts in the current period of $2.9 million and $9.1 million from operating and investing activities, respectively, as discussed above.

Derivatives

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2015, we had commodity futures contracts for 3,370,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $3.5 million liability. We have hedged a portion of our forecasted transactions through September 2016. At December 31, 2014, we had commodity futures contracts for 3,850,000 million BTUs of natural gas with a fair market value of a $2.9 million liability. The counterparties for these derivatives were rated BBB+ or better as of March 31, 2015, by Standard & Poor’s.

Income Taxes

In the U.S., the Netherlands and Portugal, we have recorded either full or partial valuation allowances against our deferred income tax assets. We review the need for valuation allowances on a quarterly basis in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or reversing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there were unusual, infrequent or extraordinary items to be considered.

At March 31, 2015, we continued to record full valuation allowances in the U.S. and the Netherlands of approximately $56.0 million and $10.0 million, respectively. While we have experienced some positive trends recently with our improved financial performance, management continues to conclude that the negative evidence outweighs the positive. If operations in these jurisdictions generate profits and taxable income throughout 2015 and expectations are for continued profitability for 2016 and beyond, we may have sufficient evidence to release all or a portion of our valuation allowances.

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

Interest Rates

We are exposed to market risks associated with changes in interest rates on our debt. We had $440.8 million of debt subject to variable interest rates at March 31, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.4 million on an annual basis.

On April 1, 2015, we executed an interest rate swap on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swap will effectively convert $220.0 million of our Term Loan B debt from a variable interest rate to a 4.85 percent fixed interest rate, thus reducing the impact of interest rate changes on future income. The fixed rate swap will be effective January 2016 through January 2020. The interest rate swap is designated as a cash flow hedge and will be accounted for under FASB ASC 815 "Derivatives and Hedging".

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged or have been de-designated, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of March 31, 2015.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2015	75,081	$32.09	75,081	1,389,934
February1 to February 28, 2015	70,760	$35.18	70,760	1,319,174
March 1 to March 31, 2015	113,564	$37.38	113,564	1,205,610
Total	259,405	$35.25	259,405	1,205,610
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased. No additional shares were purchased from 2004 through 2013. In 2014, we repurchased 34,985 shares in the open market for $1.1 million. In January 2015, our board of Directors increased the current stock repurchase authorization by an additional 500,000 shares. During the first quarter of 2015, we repurchased 259,405 shares in the open market for $9.1 million.

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

Libbey Inc.

Date:	May 6, 2015	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer