Form 10-Q
period 2015-06-30
LIBBEY INC
filed 2015-08-05
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Common Stock, $.01 par value 21,843,851 shares at July 31, 2015.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2015	2014
Net sales	$214,051	$223,536
Freight billed to customers	735	893
Total revenues	214,786	224,429
Cost of sales	157,896	164,162
Gross profit	56,890	60,267
Selling, general and administrative expenses	36,390	30,726
Income from operations	20,500	29,541
Loss on redemption of debt	—	(47,191)
Other income	846	322
Earnings (loss) before interest and income taxes	21,346	(17,328)
Interest expense	4,538	5,486
Income (loss) before income taxes	16,808	(22,814)
Provision for income taxes	2,414	2,354
Net income (loss)	$14,394	$(25,168)

Net income (loss) per share:
Basic	$0.66	$(1.16)
Diluted	$0.65	$(1.16)
Dividends declared per share	$0.11	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Net sales	$401,416	$405,117
Freight billed to customers	1,341	1,707
Total revenues	402,757	406,824
Cost of sales	303,372	314,218
Gross profit	99,385	92,606
Selling, general and administrative expenses	70,789	59,604
Income from operations	28,596	33,002
Loss on redemption of debt	—	(47,191)
Other income	1,673	—
Earnings (loss) before interest and income taxes	30,269	(14,189)
Interest expense	9,061	13,187
Income (loss) before income taxes	21,208	(27,376)
Provision for income taxes	3,702	1,176
Net income (loss)	$17,506	$(28,552)

Net income (loss) per share:
Basic	$0.80	$(1.32)
Diluted	$0.78	$(1.32)
Dividends declared per share	$0.22	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$14,394	$(25,168)	$17,506	$(28,552)

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	7,709	2,084	12,421	3,433
Change in fair value of derivative instruments, net of tax	572	(412)	330	(274)
Foreign currency translation adjustments	2,181	(785)	(8,309)	(1,373)
Other comprehensive income, net of tax	10,462	887	4,442	1,786

Comprehensive income (loss)	$24,856	$(24,281)	$21,948	$(26,766)
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$31,352	$60,044
Accounts receivable — net	96,694	91,106
Inventories — net	193,728	169,828
Prepaid and other current assets	27,169	27,701
Total current assets	348,943	348,679
Pension asset	848	848
Purchased intangible assets — net	16,937	17,771
Goodwill	164,112	164,112
Deferred income taxes	5,521	5,566
Other assets	14,168	13,976
Total other assets	201,586	202,273
Property, plant and equipment — net	282,902	277,978
Total assets	$833,431	$828,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$68,865	$82,485
Salaries and wages	29,630	29,035
Accrued liabilities	53,528	42,638
Accrued income taxes	1,103	2,010
Pension liability (current portion)	1,435	1,488
Non-pension postretirement benefits (current portion)	4,800	4,800
Derivative liability	2,296	2,653
Deferred income taxes	3,633	3,633
Long-term debt due within one year	4,577	7,658
Total current liabilities	169,867	176,400
Long-term debt	447,633	436,264
Pension liability	50,050	56,462
Non-pension postretirement benefits	60,442	63,301
Deferred income taxes	5,760	5,893
Other long-term liabilities	14,810	13,156
Total liabilities	748,562	751,476

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2015 (21,843,851 shares issued in 2014)	218	218
Capital in excess of par value	326,482	331,391
Treasury stock	(5,884)	(1,060)
Retained deficit	(101,942)	(114,648)
Accumulated other comprehensive loss	(134,005)	(138,447)
Total shareholders’ equity	84,869	77,454
Total liabilities and shareholders’ equity	$833,431	$828,930

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 10)	Total

Balance December 31, 2014	21,843,851	34,985	$218	$331,391	$(1,060)	$(114,648)	$(138,447)	$77,454

Net income						17,506		17,506
Other comprehensive income							4,442	4,442
Stock compensation expense				3,121				3,121
Dividends						(4,800)		(4,800)
Stock withheld for employee taxes				(588)				(588)
Stock issued		(300,601)		(7,442)	10,451			3,009
Purchase of treasury shares		412,473			(15,275)			(15,275)
Balance June 30, 2015	21,843,851	146,857	$218	$326,482	$(5,884)	$(101,942)	$(134,005)	$84,869
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$14,394	$(25,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,469	10,592
Loss on asset sales and disposals	92	17
Change in accounts receivable	(1,802)	(19,481)
Change in inventories	(9,699)	(8,168)
Change in accounts payable	(5,002)	6,667
Accrued interest and amortization of discounts and finance fees	390	(5,911)
Call premium on senior notes	—	37,348
Write-off of finance fees on senior notes	—	9,086
Pension & non-pension postretirement benefits	895	1,397
Restructuring	—	(46)
Accrued liabilities & prepaid expenses	14,978	4,647
Income taxes	422	(770)
Share-based compensation expense	2,515	1,634
Other operating activities	90	(1,491)
Net cash provided by (used in) operating activities	27,742	10,353

Investing activities:
Additions to property, plant and equipment	(16,577)	(11,934)
Proceeds from asset sales and other	2	—
Net cash used in investing activities	(16,575)	(11,934)

Financing activities:
Borrowings on ABL credit facility	30,400	21,300
Repayments on ABL credit facility	(20,500)	(14,300)
Other repayments	(12)	(65)
Other borrowings	—	1,964
Payments on 6.875% senior notes	—	(405,000)
Proceeds from Term Loan B	—	438,900
Repayments on Term Loan B	(1,100)	—
Call premium on senior notes	—	(37,348)
Stock options exercised	1,141	1,786
Dividends	(2,398)	—
Treasury shares purchased	(6,131)	—
Debt issuance costs and other	—	(6,868)
Net cash provided by (used in) financing activities	1,400	369

Effect of exchange rate fluctuations on cash	169	(52)
Increase (decrease) in cash	12,736	(1,264)

Cash at beginning of period	18,616	24,473
Cash at end of period	$31,352	$23,209

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$4,156	$11,483
Cash paid during the period for income taxes	$1,681	$1,477

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$17,506	$(28,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,653	21,268
Loss on asset sales and disposals	303	13
Change in accounts receivable	(7,449)	(14,403)
Change in inventories	(26,419)	(19,363)
Change in accounts payable	(7,341)	1,352
Accrued interest and amortization of discounts and finance fees	602	1,345
Call premium on senior notes	—	37,348
Write-off of finance fees on senior notes	—	9,086
Pension & non-pension postretirement benefits	1,898	2,769
Restructuring	—	(289)
Accrued liabilities & prepaid expenses	12,102	(7,722)
Income taxes	(938)	(3,923)
Share-based compensation expense	4,644	2,637
Other operating activities	(1,055)	(1,586)
Net cash provided by (used in) operating activities	14,506	(20)

Investing activities:
Additions to property, plant and equipment	(33,236)	(21,835)
Proceeds from furnace malfunction insurance recovery	—	2,350
Proceeds from asset sales and other	2	4
Net cash used in investing activities	(33,234)	(19,481)

Financing activities:
Borrowings on ABL credit facility	44,500	21,300
Repayments on ABL credit facility	(30,500)	(14,300)
Other repayments	(3,267)	(115)
Other borrowings	—	1,964
Payments on 6.875% senior notes	—	(405,000)
Proceeds from Term Loan B	—	438,900
Repayments on Term Loan B	(2,200)	—
Call premium on senior notes	—	(37,348)
Stock options exercised	2,989	2,122
Dividends	(4,800)	—
Treasury shares purchased	(15,275)	—
Debt issuance costs and other	—	(6,868)
Net cash provided by (used in) financing activities	(8,553)	655

Effect of exchange rate fluctuations on cash	(1,411)	(153)
Increase (decrease) in cash	(28,692)	(18,999)

Cash at beginning of period	60,044	42,208
Cash at end of period	$31,352	$23,209

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$8,085	$11,667
Cash paid during the period for income taxes	$2,862	$3,293
See accompanying notes

Libbey Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of the Business

Libbey is a leading global manufacturer and marketer of glass tableware products. We believe we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere, in addition to supplying key markets throughout the world. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business markets. Our sales force presents our products to the global marketplace in a coordinated fashion. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands (Libbey Holland), Portugal (Libbey Portugal), China (Libbey China) and Mexico (Libbey Mexico). In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$2,515	$1,634	$4,644	$2,637

Reclassifications

In note 11 Segments, the derivative amount in the prior year financial statements has been excluded from retained corporate costs to conform to the current year presentation.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, but early adoption as of January 1, 2017 is permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

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

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)" (ASU 2015-07), which removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by FASB ASC Topic 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. ASU 2015-07 is effective for entities for fiscal years beginning after December 15, 2015, with retrospective application to all periods presented. Early application is permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (ASU 2015-11), which requires that inventory be measured at the lower of its cost or the estimated sale price, minus the costs of completing the sale, which the FASB calls the net realizable value. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the impact that this standard will have on our Condensed Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2015	December 31, 2014
Accounts receivable:
Trade receivables	$92,875	$87,700
Other receivables	3,819	3,406
Total accounts receivable, less allowances of $6,767 and $5,586	$96,694	$91,106

Inventories:
Finished goods	$174,941	$151,698
Work in process	1,078	1,153
Raw materials	5,315	4,708
Repair parts	11,251	10,840
Operating supplies	1,143	1,429
Total inventories, less loss provisions of $3,876 and $4,370	$193,728	$169,828

Prepaid and other current assets
Value added tax	$14,113	$13,512
Prepaid expenses	6,111	6,947
Deferred income taxes	4,884	4,888
Prepaid income taxes	1,945	1,951
Derivative asset	116	403
Total prepaid and other current assets	$27,169	$27,701

Other assets:
Deposits	$1,257	$890
Finance fees — net of amortization	6,353	6,958
Other assets	6,558	6,128
Total other assets	$14,168	$13,976

Accrued liabilities:
Accrued incentives	$27,516	$17,648
Workers compensation	6,714	7,121
Medical liabilities	4,023	3,887
Interest	3,805	3,876
Commissions payable	1,152	1,068
Withholdings and other non-income tax accruals	3,783	3,078
Other accrued liabilities	6,535	5,960
Total accrued liabilities	$53,528	$42,638

Other long-term liabilities:
Deferred liability	$8,447	$8,081
Derivative liability	33	215
Environmental obligation (see note 14)	1,350	1,000
Other long-term liabilities	4,980	3,860
Total other long-term liabilities	$14,810	$13,156

4.	Borrowings

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

Borrowings consist of the following:

(dollars in thousands)	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Borrowings under ABL Facility	floating	April 9, 2019	$14,000	$—
Term Loan B	floating	April 9, 2021	435,600	437,800
RMB Working Capital Loan	6.78%	July, 2015	—	3,258
AICEP Loan	0.00%	January, 2016 to July 30, 2018	3,512	3,846
Total borrowings			453,112	444,904
Less — unamortized discount			902	982
Total borrowings — net			452,210	443,922
Less — long term debt due within one year			4,577	7,658
Total long-term portion of borrowings — net			$447,633	$436,264

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at June 30, 2015. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at June 30, 2015. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL Facility availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were borrowings of $14.0 million under the ABL Facility at June 30, 2015. There were no Libbey Glass or Libbey Europe borrowings under the ABL Facility at December 31, 2014. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL Facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

At June 30, 2015, the available total borrowing base is offset by a $0.3 million rent reserve and a $2.2 million mark-to-market reserve for natural gas contracts. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit, which are applied against the $100.0 million limit; at June 30, 2015, $6.6 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $76.9 million at June 30, 2015, compared to $82.3 million at December 31, 2014.

Term Loan B and Senior Secured Notes

On April 9, 2014, Libbey Glass consummated its $440.0 million Term Loan B. The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent per year at June 30, 2015, and will mature on April 9, 2021. We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

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

On April 1, 2015, we executed an interest rate swap on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swap will effectively convert $220.0 million of our Term Loan B debt from a variable interest rate to a 4.85 percent fixed interest rate, thus reducing the impact of interest rate changes on future income. The fixed rate swap will be effective January 2016 through January 2020. The interest rate swap is designated as a cash flow hedge and is accounted for under FASB ASC 815 "Derivatives and Hedging". See note 9 for further discussion on the interest rate swap.

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

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €3.2 million (approximately $3.5 million) at June 30, 2015, and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At June 30, 2015, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. The $435.6 million outstanding on the Term Loan B had an estimated fair value of $435.1 million at June 30, 2015 and $430.1 million at December 31, 2014. The fair value of the remainder of our debt at June 30, 2015 approximates carrying value due to variable rate on the borrowings under the ABL facility and other immaterial debt. The fair value of the remainder of our debt at December 31, 2014 approximates carrying value due to the short term nature of the RMB Working Capital Loan and other immaterial debt.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2015, we had $14.0 million borrowings under our ABL Facility and $6.6 million in letters of credit issued under that facility. As a result, we had $76.9 million of unused availability remaining under the ABL Facility at June 30, 2015, as well as, $31.4 million of cash on hand.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. These activities were all within the Americas segment and were completed by March 31, 2014. For the six months ended June 30, 2014, we recorded a pretax charge of $1.0 million related to other restructuring expenses. See Form 10-K for the year ended December 31, 2014 for further discussion.

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

Our effective tax rate was 17.5 percent for the six months ended June 30, 2015, compared to (4.3) percent for the six months ended June 30, 2014. Our effective tax rate differs from the United States statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, and tax planning structures. At June 30, 2015 and December 31, 2014, we had $0.1 million and $0.4 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. Tax benefits, exclusive of interest and penalties, of $0.1 million and $0.3 million were recorded in our income tax provision for the three months and the six months ended June 30, 2015, respectively, due to expirations of statutes of limitations. During the three months and the six months ended June 30, 2014, we recorded tax benefits, exclusive of interest and penalties, of $0.1 million and $0.6 million, respectively.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. For periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. There were no such tax benefits recorded in our income tax provision for the three months and the six months ended June 30, 2015, respectively. Tax benefits of $1.0 million and $1.6 million were recorded in our income tax provision for the three months and six months ended June 30, 2014, respectively.

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

At June 30, 2015, we continued to record full valuation allowances in the U.S. and the Netherlands of approximately $56.0 million and $10.0 million, respectively. While we have experienced some positive trends recently with our improved financial performance, management continues to conclude that the negative evidence outweighs the positive. If operations in the U.S. generate profits and taxable income throughout 2015 and expectations are for continued profitability for 2016 and beyond, we may have sufficient evidence to release all or a portion of our valuation allowances.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$1,022	$807	$762	$579	$1,784	$1,386
Interest cost	3,649	3,819	1,107	1,422	4,756	5,241
Expected return on plan assets	(5,668)	(5,585)	(638)	(624)	(6,306)	(6,209)
Amortization of unrecognized:
Prior service cost	105	264	(61)	58	44	322
Loss	1,759	787	409	259	2,168	1,046
Pension expense	$867	$92	$1,579	$1,694	$2,446	$1,786

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$2,183	$1,832	$1,510	$1,157	$3,693	$2,989
Interest cost	7,358	7,689	2,210	2,846	9,568	10,535
Expected return on plan assets	(11,330)	(11,193)	(1,236)	(1,256)	(12,566)	(12,449)
Amortization of unrecognized:
Prior service cost	209	529	(125)	115	84	644
Loss	3,645	2,029	815	517	4,460	2,546
Pension expense	$2,065	$886	$3,174	$3,379	$5,239	$4,265

We have contributed $1.3 million and $2.7 million of cash into our pension plans for the three and six months ended June 30, 2015, respectively. Pension contributions for the remainder of 2015 are estimated to be $2.0 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$145	$251	$1	$1	$146	$252
Interest cost	609	710	10	29	619	739
Amortization of unrecognized:
Prior service cost	35	35	—	—	35	35
Loss / (gain)	100	67	(24)	—	76	67
Non-pension postretirement benefit expense	$889	$1,063	$(13)	$30	$876	$1,093

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$427	$503	$1	$1	$428	$504
Interest cost	1,269	1,420	29	56	1,298	1,476
Amortization of unrecognized:
Prior service cost	70	70	—	—	70	70
Loss / (gain)	296	134	(24)	—	272	134
Non-pension postretirement benefit expense	$2,062	$2,127	$6	$57	$2,068	$2,184

Our 2015 estimate of non-pension cash payments is $5.1 million, and we have paid $0.7 million and $1.6 million for the three and six months ended June 30, 2015, respectively.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2015	2014	2015	2014
Numerators for earnings per share:
Net income (loss) that is available to common shareholders	$14,394	$(25,168)	$17,506	$(28,552)

Denominator for basic earnings per share:
Weighted average shares outstanding	21,775,280	21,672,844	21,826,566	21,600,125

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	458,746	—	478,309	—
Adjusted weighted average shares and assumed conversions	22,234,026	21,672,844	22,304,875	21,600,125

Basic earnings (loss) per share	$0.66	$(1.16)	$0.80	$(1.32)

Diluted earnings (loss) per share	$0.65	$(1.16)	$0.78	$(1.32)

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	—	490,706	—	465,577
Inclusion would have been anti-dilutive (excluded from calculation)	87,164	182,850	84,046	130,165

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2015		December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency contracts	Prepaid and other current assets	$116	Prepaid and other current assets	$403
Total undesignated		116		403
Total		$116		$403

	Liability Derivatives:
(dollars in thousands)	June 30, 2015		December 31, 2014
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$1,077	Derivative liability - current	$1,222
Natural gas contracts	Other long-term liabilities	4	Other long-term liabilities	103
Interest rate contract	Other long-term liabilities	11	Other long-term liabilities	—
Total designated		1,092		1,325
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability - current	1,219	Derivative liability - current	1,431
Natural gas contracts	Other long-term liabilities	18	Other long-term liabilities	112
Total undesignated		1,237		1,543
Total		$2,329		$2,868

Commodity Futures Contracts

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of June 30, 2015, we had commodity contracts for 2,850,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2014, we had commodity contracts for 3,850,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at June 30, 2015. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

In the three and six months ended June 30, 2015, we recognized a gain of $0.5 million and $0.4 million, respectively, in other income in the Condensed Consolidated Statements of Operations related to the marked-to-market change in our de-designated Mexico natural gas derivatives. These natural gas derivatives were de-designated in the fourth quarter of 2014 due to ineffectiveness created by changes in the natural gas price resulting from a fluctuating surcharge initiated by the Mexican government on the price of natural gas. As instructed under FASB ASC 815 "Derivatives and Hedging", all marked-to-market changes on these derivatives are being reflected in current earnings. The accumulated balance in other comprehensive income (loss) for these de-designated contracts will remain until the hedging contracts are utilized or expire. Since we have not elected hedge accounting for any new Mexico natural gas contracts entered into beginning October 1, 2014, all marked-to-market changes on these derivatives are being reflected in other income in current earnings. We recognized a gain of $0.1 million and a loss of $(0.2) million in other income in the three and six months ended June 30, 2015, respectively, related to the contracts where hedge accounting was not elected. Going forward, we do not intend to designate our Mexican natural gas contracts as cash flow hedges.

We received (paid) additional cash of $(1.0) million and $0.3 million in the three months ended June 30, 2015 and June 30, 2014, respectively, and $(2.2) million and $0.8 million in the six months ended June 30, 2015 and June 30, 2014, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.2 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$53	$(124)	$(776)	$506
Total	$53	$(124)	$(776)	$506

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2015	2014	2015	2014
Derivative:	Location:
Natural gas contracts	Cost of sales	$(484)	$349	$(1,020)	$814
Total impact on net income (loss)		$(484)	$349	$(1,020)	$814

The ineffective portion of derivative loss related to the de-designated Mexico contracts reclassified from accumulated other comprehensive loss to cost of sales in the Condensed Consolidated Statements of Operations was immaterial.

The following table provides a summary of the gain (loss) recognized in other income in the Condensed Consolidated Statements of Operations from our natural gas contracts:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
De-designated contracts	$508	$—	$404	$—
Contracts where hedge accounting was not elected	58	—	(237)	—
Total	$566	$—	$167	$—

Interest Rate Swap

On April 1, 2015, we executed an interest rate swap on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swap will effectively convert $220.0 million of our Term Loan B debt from a variable interest rate to a 4.85 percent fixed interest rate, thus reducing the impact of interest rate changes on future income. The fixed rate swap will be effective January 2016 through January 2020. This interest rate swap is valued using the the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.

Our interest rate swap qualifies and is designated as a cash flow hedge at June 30, 2015 and accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Derivatives in Cash Flow Hedging relationships:
Interest Rate Swap	$(11)	$—	$(11)	$—
Total	$(11)	$—	$(11)	$—

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. At June 30, 2015 and December 31, 2014, we had C$6.5 million and C$6.3 million in foreign currency contracts, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2015	2014	2015	2014
Derivative:	Location:
Currency contracts	Other income	$(361)	$(187)	$(287)	$(187)
Total		$(361)	$(187)	$(287)	$(187)

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of June 30, 2015, by Standard and Poor’s.

10.	Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended June 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on March 31, 2015	$(19,652)	$(867)	$(123,948)	$(144,467)

Other comprehensive income (loss)	2,181	42	5,394	7,617
Currency impact	—	—	122	122

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,244	2,244
Amortization of prior service cost (1)	—	—	79	79
Cost of sales	—	552	—	552
Current-period other comprehensive income (loss)	2,181	594	7,839	10,614
Tax effect	—	(22)	(130)	(152)
Balance on June 30, 2015	$(17,471)	$(295)	$(116,239)	$(134,005)

Six months ended June 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2014	$(9,162)	$(625)	$(128,660)	$(138,447)

Other comprehensive income (loss)	(8,309)	(787)	5,394	(3,702)
Currency impact	—	—	2,413	2,413

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	4,732	4,732
Amortization of prior service cost (1)	—	—	154	154
Cost of sales	—	1,159	—	1,159
Current-period other comprehensive income (loss)	(8,309)	372	12,693	4,756
Tax effect	—	(42)	(272)	(314)
Balance on June 30, 2015	$(17,471)	$(295)	$(116,239)	$(134,005)

Three months ended June 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on March 31, 2014	$3,966	$1,359	$(77,586)	$(72,261)

Other comprehensive income (loss)	(785)	(124)	1,292	383
Currency impact	—	—	297	297

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,113	1,113
Amortization of prior service cost (1)	—	—	357	357
Cost of sales	—	(349)	—	(349)
Current-period other comprehensive income (loss)	(785)	(473)	3,059	1,801
Tax effect	—	61	(975)	(914)
Balance on June 30, 2014	$3,181	$947	$(75,502)	$(71,374)

Six months ended June 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2013	$4,554	$1,221	$(78,935)	$(73,160)

Other comprehensive income (loss)	(1,373)	506	1,292	425
Currency impact	—	—	310	310

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,680	2,680
Amortization of prior service cost (1)	—	—	714	714
Cost of sales	—	(814)	—	(814)
Current-period other comprehensive income (loss)	(1,373)	(308)	4,996	3,315
Tax effect	—	34	(1,563)	(1,529)
Balance on June 30, 2014	$3,181	$947	$(75,502)	$(71,374)
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net Sales:
Americas	$149,491	$154,450	$277,863	$276,375
EMEA	32,126	39,331	60,635	73,729
U.S. Sourcing	22,558	21,396	43,957	39,130
Other	9,876	8,359	18,961	15,883
Consolidated	$214,051	$223,536	$401,416	$405,117

Segment EBIT:
Americas	$28,557	$32,986	$44,880	$47,975
EMEA	1,786	1,910	1,020	2,163
U.S. Sourcing	1,761	2,301	3,386	3,169
Other	1,076	869	2,946	1,314
Total Segment EBIT	$33,180	$38,066	$52,232	$54,621

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$33,180	$38,066	$52,232	$54,621
Retained corporate costs	(9,162)	(7,627)	(18,657)	(14,822)
Loss on redemption of debt (note 4)	—	(47,191)	—	(47,191)
Furnace malfunction (note 14)	—	(576)	—	(5,882)
Environmental Obligation (note 14)	(223)	—	(223)	—
Reorganization charges (1)	(3,015)	—	(3,015)	—
Restructuring charges (note 5)	—	—	—	(985)
Derivatives (2)	566	—	167	70
Executive retirement	—	—	(235)	—
Interest expense	(4,538)	(5,486)	(9,061)	(13,187)
Income taxes	(2,414)	(2,354)	(3,702)	(1,176)
Net income (loss)	$14,394	$(25,168)	$17,506	$(28,552)

Depreciation & Amortization:
Americas	$6,411	$5,851	$12,482	$11,810
EMEA	2,137	2,738	4,314	5,364
U.S. Sourcing	6	7	12	14
Other	1,481	1,628	2,972	3,272
Corporate	434	368	873	808
Consolidated	$10,469	$10,592	$20,653	$21,268

Capital Expenditures:
Americas	$14,260	$9,663	$28,778	$16,795
EMEA	1,338	1,717	2,775	3,278
U.S. Sourcing	—	—	—	—
Other	357	320	540	892
Corporate	622	234	1,143	870
Consolidated	$16,577	$11,934	$33,236	$21,835

(1) Management reorganization to support our growth strategy.
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

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(2,318)	$—	$(2,318)	$—	$(2,868)	$—	$(2,868)
Currency contracts	—	116	—	116	—	403	—	403
Interest rate agreement	—	(11)	—	(11)	—	—	—	—
Net derivative asset (liability)	$—	$(2,213)	$—	$(2,213)	$—	$(2,465)	$—	$(2,465)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash payments and the discounted future variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts, interest rate agreement and currency contracts are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	June 30, 2015	December 31, 2014
Prepaid and other current assets	$116	$403
Derivative liability	(2,296)	(2,653)
Other long-term liabilities	(33)	(215)
Net derivative asset (liability)	$(2,213)	$(2,465)

13.	Other Income

Items included in other income in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Gain (loss) on currency translation	$347	$(356)	$1,462	$(631)
Hedge ineffectiveness	566	—	167	70
Other non-operating income (expense)	(67)	678	44	561
Other income	$846	$322	$1,673	$—

14.	Contingencies

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

U.S. EPA has completed its Remedial Investigation (RI), Feasibility Study (FS), Risk Assessment (RA) and Proposed Remedial Action Plan (PRAP). U.S. EPA issued its Record of Decision (RoD) on September 30, 2014. The RoD indicates that U.S. EPA's estimate of the undiscounted cost of remediation ranges between approximately $17.0 million (assuming local disposal of contaminated sediments is feasible) and approximately $24.8 million (assuming local disposal is not feasible). However, the RoD acknowledges that the final cost of the cleanup will depend upon the actual volume of contaminated material, the degree to which it is contaminated, and where the excavated soil and sediment is properly disposed. In connection with the General Motors Corporation bankruptcy, U.S. EPA recovered $22.0 million from Motors Liquidation Company (MLC), the successor to General Motors Corporation. If the cleanup costs do not exceed the amount recovered by U.S. EPA from MLC, Syracuse China may suffer no loss. If, and to the extent the cleanup costs exceed the amount recovered by U.S. EPA from MLC, it is not yet known whether other PRPs will be added to the current group of PRPs or how any excess costs may be allocated among the PRPs.

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

In connection with the above proceedings, an estimated environmental liability of $1.4 million and $1.0 million has been recorded in other long term liabilities and a recoverable amount of $0.8 million and $0.7 million have been recorded in other long term assets in the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively. Expense of $0.2 million has been recorded in cost of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

Overview

During the second quarter of 2015, we continued to operate in a very competitive environment in a dynamic global economy where we have experienced the impact of slower economic growth and the strengthening of the US dollar. The pressures on retailers, restaurants and consumer durables companies experienced in 2014 around the globe have continued through the first half of 2015. Given the sensitive dynamics in this kind of market environment, we have been keeping a keen eye on competitive behaviors in our industry, and we continue to believe that overall behavior is normalizing toward more healthy competition. We view this positively and believe that Libbey will continue to outcompete in our industry and continue winning market share.

U.S. restaurant traffic continued to decline in the second quarter of 2015 compared to the second quarter of 2014. This was the fourth consecutive quarter we have observed a decline in U.S. restaurant traffic. The U.S. also saw an unanticipated drop in retail traffic in the second quarter of 2015 as reported by the National Retail Federation. Consumers were preferring to pocket gas savings and tax refunds rather than spend. The Mexican economy continues to advance at a slow pace following volatility in the peso exchange rate, tax reform, as well as government spending cuts announced at the beginning of 2015, which have dampened consumer confidence. The European economy is negatively impacted by the devaluation of the euro, the geopolitical situation between Europe and Russia, the Greek financial crisis and the fear of deflation. In China, the rate of economic growth within the consumer segment continues to be weak.

Our net sales for the quarter of $214.1 million were 4.2 percent lower than the prior year quarter, or 1.4 percent higher on a constant currency basis. Net sales were negatively impacted by a number of factors, including foreign currency, lower-than-expected retail and business-to-business sales especially in Latin America, due to much lower retail traffic than expected and an inconsistent global economic backdrop. Despite the continued decline in U.S. restaurant traffic, we experienced growth in the second quarter of 2015 of 4.3 percent (6.5 percent excluding the impact of currency) in our core foodservice business. Even with the drop in U.S. retail traffic in the second quarter of 2015, our U.S. and Canada retail sales grew 1.2 percent on a constant currency basis compared to the prior year period. In fact, net sales were up in the U.S. and Canada in all three market channels: foodservice, retail and business-to-business. Given the growth we realized in the first half of 2015, we continue to believe that our Own the Moment initiatives are not only helping us win share in the market, they are also helping us overcome economic headwinds.

In January 2015, we announced our Own the Moment strategy. Driving consumer insights to action is the centerpiece of our Own the Moment strategy. In the Americas and U.S. Sourcing, we will focus on and invest in driving profitable growth and building on our positions of strength. In our EMEA and Asia Pacific regions, we will drive efficiencies and pursue targeted investments to maximize returns. In all of our regions with the consumer as the focal point, we will grow and leverage our brands, provide our customers with the best value and solutions via consumer and market driven innovation and product development, build excellence across our supply chain, enhance all of our commercial capabilities and invest in information technology. We also are investing in the development of key capabilities and talent to enable our Own the Moment strategy, including through a management reorganization to support our growth strategy that began in the second quarter of 2015 and will continue through the balance of the year.

To reinforce our leadership in key market channels throughout the world, we continue to make substantial investments in new products, and expand our commercial brands and capabilities as part of this new strategy. On July 6, 2015, we announced the launch of our new Perfect Signature™ product line into retail markets later this year. This announcement represents the unveiling of the approximately $30.0 million investment in new glass technology at our Shreveport, Louisiana manufacturing facility. Manufacturing of our unique ClearFire™ glassware is anticipated to reach full production during the fourth quarter of 2015. We also expect to launch in select retail and foodservice markets during the fourth quarter, with a broader roll out to the retail, foodservice and business-to-business channels planned for 2016.

Our Own the Moment strategy is also driven by a balanced capital allocation strategy that includes an $0.11 per share quarterly dividend, a share repurchase program (our current authorization is 1.5 million shares) and reinvestment in the business. Since the inception of our repurchase program in December of 2014, we have repurchased over 447,400 shares of our stock at an average purchase price of approximately $36.51 per share, most of which happened in the first half of 2015. We expect to repurchase the remaining 1.1 million shares under our current authorization by year-end 2017.

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

Other —includes sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2015	2014	2015	2014
Net sales	$214,051	$223,536	$401,416	$405,117
Gross profit (2)	$56,890	$60,267	$99,385	$92,606
Gross profit margin	26.6%	27.0%	24.8%	22.9%
Income from operations (IFO) (2)(3)	$20,500	$29,541	$28,596	$33,002
IFO margin	9.6%	13.2%	7.1%	8.1%
Earnings (loss) before interest and income taxes (EBIT)(1)(2)(3)(4)	$21,346	$(17,328)	$30,269	$(14,189)
EBIT margin	10.0%	(7.8)%	7.5%	(3.5)%
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$31,815	$(6,736)	$50,922	$7,079
EBITDA margin	14.9%	(3.0)%	12.7%	1.7%
Adjusted EBITDA(1)	$34,487	$41,031	$54,228	$61,067
Adjusted EBITDA margin	16.1%	18.4%	13.5%	15.1%
Net income (loss)(2)(3)(4)	$14,394	$(25,168)	$17,506	$(28,552)
Net income (loss) margin	6.7%	(11.3)%	4.4%	(7.0)%
Diluted net income (loss) per share	$0.65	$(1.16)	$0.78	$(1.32)
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Second Quarter 2015 Compared to Second Quarter 2014 and the Discussion of First Six Months 2015 Compared to First Six Months 2014 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three and six month periods ended June 30, 2015 include $0.2 million in charges for our assessment of an environmental obligation related to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. The three and six month periods ended June 30, 2014 include $0.6 million and $5.9 million, respectively, for the loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction; and the six month period ended June 30, 2014 includes $1.0 million of charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

(3)
In addition to item (2) above, the three and six month periods ended June 30, 2015 include $3.0 million of reorganization charges to support our growth strategy; and the six month period ended June 30, 2015 includes $0.2 million for a non-cash executive retirement compensation charge.

(4)
In addition to item (3) above, the three and six month periods ended June 30, 2015 include $0.6 million and $0.2 million of income, respectively, related to derivatives. The three and six month periods ended June 30, 2014 include a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million senior notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. The six months ended June 30, 2014 includes $0.1 million of income related to derivatives. (See notes 4 and 9 to the Condensed Consolidated Financial Statements.)

Discussion of Second Quarter 2015 Compared to Second Quarter 2014
Net Sales
For the quarter ended June 30, 2015, net sales decreased 4.2 percent to $214.1 million, compared to $223.5 million in the year-ago quarter. When adjusted to exclude the currency impact, net sales increased by 1.4 percent. The decrease in net sales was attributable to decreased sales of $12.2 million in the Americas and EMEA, partially offset by the increased net sales in U.S. Sourcing by 5.4 percent and Other by 18.2 percent.

	Three months ended June 30,
(dollars in thousands)	2015	2014
Americas	$149,491	$154,450
EMEA	32,126	39,331
U.S. Sourcing	22,558	21,396
Other	9,876	8,359
Consolidated	$214,051	$223,536

Net Sales — Americas

Net sales in the Americas were $149.5 million, compared to $154.5 million in the second quarter of 2014, a decrease of 3.2 percent (an increase of 0.3 percent excluding currency fluctuation). The retail and business-to-business channels were negatively impacted by the devaluation of the peso and volume resulting in a net sales decrease of 7.4 percent and 6.7 percent, respectively (a decrease of 2.5 percent and 2.3 percent excluding the impact of currency, respectively). While net sales increased in the U.S. and Canada in all three market channels, the primary drivers of sales decline in retail and business-to-business was within Latin America from the devaluation of the peso, the impact of the weak economy on consumer spending, lower retail traffic and lower than expected candle sales in Latin America due to a temporary shortage of paraffin, a key raw material input. The foodservice channel had a favorable mix and higher volume leading to sales growth of 4.4 percent (an increase of 5.6 percent excluding the impact of currency).

Net Sales — EMEA

Net sales in EMEA were $32.1 million, compared to $39.3 million in the second quarter of 2014, a decrease of 18.3 percent (an increase of 0.2 percent excluding currency fluctuation). The sales decrease was primarily due to the devaluation of the euro. Our strategy does not anticipate significant revenue growth in our EMEA segment. We are focused on opportunities to expand margins in a challenging economic environment.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $22.6 million, compared to $21.4 million in the second quarter of 2014, an increase of 5.4 percent. The increase in sales resulted from increased shipments to a variety of customers in our foodservice channel. This is the fourteenth consecutive quarter of increased sales in this U.S. focused foodservice segment.

Gross Profit

Gross profit decreased to $56.9 million in the second quarter of 2015, compared to $60.3 million in the prior year quarter. Gross profit as a percentage of net sales decreased to 26.6 percent in the second quarter of 2015, compared to 27.0 percent in the prior year period. The primary drivers of the $3.4 million decrease in gross profit were a negative currency impact of $4.4 million primarily related to the Mexican peso, ramp-up costs associated with our new glass technology of $1.9 million, and an increase in healthcare costs of $1.3 million. These were partially offset by a favorable sales impact of $1.6 million, favorable utility pricing of $1.6 million, and non-recurring 2014 expenses of $0.6 million related to the furnace malfunction.

Income From Operations

Income from operations for the quarter ended June 30, 2015 decreased $9.0 million, to $20.5 million, compared to $29.5 million in the prior year quarter. Income from operations as a percentage of net sales was 9.6 percent for the quarter ended June 30, 2015, compared to 13.2 percent in the prior year quarter. The decrease in income from operations is the result of the decrease in gross profit of $3.4 million (discussed above) and the increase in selling, general and administrative expense of $5.7 million, primarily the result of $3.0 million of reorganization charges to support our growth strategy, $2.4 million of growth investments, and $0.9 million of additional share-based expense due to the increase in stock price. The growth investments include the development of new products, expanded marketing and selling capabilities, to support our Own the Moment strategies.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended June 30, 2015 increased by $38.7 million to $21.3 million from $(17.3) million in the second quarter of 2014. EBIT as a percentage of net sales increased to 10.0 percent in the second quarter of 2015, compared to (7.8) percent in the prior year quarter. The $38.7 million increase in EBIT compared to the second quarter of 2014 is primarily attributable to the non-recurrence of the $47.2 million loss on redemption of debt in 2014, partially offset by the decline in income from operations in the second quarter of 2015 (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended June 30,
(dollars in thousands)	2015	2014
Americas	$28,557	$32,986
EMEA	$1,786	$1,910
U.S. Sourcing	$1,761	$2,301
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

Segment EBIT — Americas

Segment EBIT was $28.6 million in the second quarter of 2015, compared to $33.0 million in the second quarter of 2014, a decrease of 13.4 percent. Segment EBIT as a percentage of net sales for the Americas was 19.1 percent in the second quarter of 2015, compared to 21.4 percent in the prior year period. The $4.4 million decrease in Segment EBIT was driven primarily by a $2.9 million unfavorable currency impact, $1.9 million related to our ramp-up costs associated with our new glass technology, $1.3 million in increased healthcare costs, and $1.1 million of growth investments. These unfavorable items were partially offset by a favorable sales impact of $1.2 million and utility pricing of $1.5 million.

Segment EBIT — EMEA

Segment EBIT decreased to $1.8 million in the second quarter of 2015, compared to $1.9 million in the second quarter of 2014. Segment EBIT as a percentage of net sales for EMEA decreased to 5.6 percent in the second quarter of 2015, compared to 4.9 percent in the prior-year period. The primary drivers of the $0.1 million decrease in Segment EBIT were an unfavorable currency impact of $0.3 million and growth investments of $0.3 million, primarily offset by a favorable sales impact of $0.4 million.

Segment EBIT — U.S. Sourcing

Segment EBIT was $1.8 million in the second quarter of 2015, compared to $2.3 million in the second quarter of 2014. Segment EBIT as a percentage of net sales for U.S. Sourcing was 7.8 percent in the second quarter of 2015, compared to 10.8 percent in the prior-year period. The primary drivers of the $0.5 million decrease in Segment EBIT were an inventory reserve adjustment of $0.4 million and lower pricing due to customer mix during the quarter compared to the year ago quarter.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $38.6 million in the second quarter of 2015, to $31.8 million, compared to $(6.7) million in the year-ago quarter. As a percentage of net sales, EBITDA increased to 14.9 percent in the second quarter of 2015, from (3.0) percent in the year-ago quarter. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA decreased by $6.5 million in the second quarter of 2015, to $34.5 million, compared to $41.0 million in the second quarter of 2014. As a percentage of net sales, Adjusted EBITDA was 16.1 percent for the second quarter of 2015, compared to 18.4 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended June 30,
(dollars in thousands)	2015	2014
Net income (loss)	$14,394	$(25,168)
Add: Interest expense	4,538	5,486
Add: Provision for income taxes	2,414	2,354
Earnings (loss) before interest and income taxes (EBIT)	21,346	(17,328)
Add: Depreciation and amortization	10,469	10,592
Earnings (loss) before interest, taxes, deprecation and amortization (EBITDA)	31,815	(6,736)
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	—	47,191
Furnace malfunction (see note 14) (2)	—	576
Environmental obligation (see note 14) (3)	223	—
Reorganization charges (4)	3,015	—
Derivatives (5)	(566)	—
Adjusted EBITDA	$34,487	$41,031
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

(2)	Furnace malfunction relates to loss of production at our Toledo, Ohio, manufacturing facility.

(3)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(4)	Management reorganization to support our growth strategy.

(5)
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

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $14.4 million, or $0.65 per diluted share, in the second quarter of 2015, compared to a net loss of $(25.2) million, or $(1.16) per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was 6.7 percent in the second quarter of 2015, compared to (11.3) percent in the year-ago quarter. The increase in net income and diluted net income per share is due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above and a $0.9 million reduction in interest expense. The decrease in interest expense is primarily driven by lower interest rates as a result of the debt refinancing completed in the second quarter of 2014. The effective tax rate was 14.4 percent for the second quarter of 2015, compared to (10.3) percent in the year-ago quarter. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, and other activity in jurisdictions with recorded valuation allowances.

Discussion of First Six Months 2015 Compared to First Six Months 2014

Net Sales

For the six months ended June 30, 2015, net sales decreased 0.9 percent to $401.4 million, compared to $405.1 million in the year-ago period. When adjusted for the impact of currency, net sales increased by 4.5 percent. The decrease in net sales was attributable to decreased sales in the EMEA segment, partially offset by increased sales in the Americas, U.S. Sourcing and Other segments.

	Six months ended June 30,
(dollars in thousands)	2015	2014
Americas	$277,863	$276,375
EMEA	60,635	73,729
U.S. Sourcing	43,957	39,130
Other	18,961	15,883
Consolidated	$401,416	$405,117

Net Sales — Americas

Net sales in the Americas were $277.9 million in the first six months of 2015 compared to $276.4 million in the first six months of 2014, an increase of 0.5 percent (a 3.7 percent increase excluding the impact of currency). The primary contributor was a 4.4 percent increase in sales in our foodservice market channel (a 5.5 percent increase excluding currency fluctuation) due to stronger volume and favorable price and mix compared to the prior year period. Partially offsetting this was a decrease in our retail and business-to-business channels of 2.1 percent and 0.4 percent, respectively (an increase of 2.3 percent and 3.6 percent, respectively, excluding the impact of currency), due to the devaluation of the peso and lower volumes.

Net Sales — EMEA

Net sales in EMEA were $60.6 million in the first six months of 2015, compared to $73.7 million in the first six months of 2014, a decrease of 17.8 percent (flat compared to the prior year period excluding the impact of currency). The sales decrease was due to the devaluation of the euro.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $44.0 million in the first six months of 2015, compared to $39.1 million in the first six months of 2014, an increase of 12.3 percent. The increase in sales resulted from increased shipments to a variety of customers in our foodservice channel.

Gross Profit

Gross profit increased to $99.4 million in the first six months of 2015, compared to $92.6 million in the prior year period. Gross profit as a percentage of net sales increased to 24.8 percent in the six months ended June 30, 2015 compared to 22.9 percent in the prior year period. The primary drivers of the $6.8 million increase in gross profit were the impact of increased sales of $8.9 million, non-repeating 2014 expenses of $5.9 million related to the furnace malfunction and $1.0 million of restructuring charges, lower natural gas and electricity pricing of $2.9 million, and the non-repeating impact of severe winter weather in early 2014 of $1.3 million. Partially offsetting these factors were an unfavorable currency impact of $6.9 million, ramp-up costs associated with our new glass technology of $1.9 million, an earlier than planned furnace repair in the first quarter 2015 of $1.2 million, and higher healthcare, pension and nonpension post-retirement benefits and workers compensation expense of $1.6 million, $1.3 million and $0.8 million, respectively.

Income From Operations

Income from operations for the six months ended June 30, 2015 decreased $4.4 million, to $28.6 million, compared to $33.0 million in the prior year period. Income from operations as a percentage of net sales was 7.1 percent for the six months ended June 30, 2015, compared to 8.1 percent in the prior-year period. The decrease in income from operations is the result of $5.4 million of investments in our Own the Moment growth initiatives, $3.0 million of reorganization charges to support our growth strategy, $2.1 million of additional share-based expense due to the increase in our stock price, and $0.5 million of higher healthcare expense. Partially offsetting these unfavorable factors was the increase in gross profit of $6.8 million, which includes among other items a $6.9 million unfavorable currency impact (discussed above).

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the six months ended June 30, 2015 increased by $44.5 million to $30.3 million from $(14.2) million in the first six months of 2014. EBIT as a percentage of net sales increased to 7.5 percent in the first six months of 2015, compared to (3.5) percent in the prior year period. The increase in EBIT results from the non-repeating 2014 charges of $47.2 million for the loss on redemption of debt and $2.1 million favorable change on currency translation included in other income, partially offset by the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Six months ended June 30,
(dollars in thousands)	2015	2014
Americas	$44,880	$47,975
EMEA	$1,020	$2,163
U.S. Sourcing	$3,386	$3,169
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

Segment EBIT — Americas

Segment EBIT decreased to $44.9 million in the first six months of 2015, compared to $48.0 million in the first six months of 2014. Segment EBIT as a percentage of net sales decreased to 16.2 percent for the six months ended June 30, 2015, compared to 17.4 percent in the prior year six month period. The primary drivers of the $3.1 million Segment EBIT decrease were an unfavorable $4.4 million currency impact mainly due to the Mexican peso, $2.6 million in growth initiatives in support of the Own the Moment strategy, $1.9 million related to ramp-up costs associated with our new glass technology, a $1.7 million increase in healthcare costs, $1.2 million for an earlier than planned furnace repair completed in the first quarter 2015, an $0.8 million increase in workers compensation expense, and an $0.8 million increase in pension and nonpension expense. Partially offsetting these factors were a favorable sales impact of $6.4 million, lower pricing on natural gas and electricity of $2.8 million and a translation gain of $2.1 million.

Segment EBIT — EMEA

Segment EBIT decreased by $1.1 million to $1.0 million for the first six months of 2015, compared to $2.2 million in the prior year period. Segment EBIT as a percentage of net sales decreased to 1.7 percent for the six months ended June 30, 2015, compared to 2.9 percent in the prior year six month period. The primary drivers of the $1.1 million decrease in Segment EBIT were $0.6 million in growth initiatives to support our strategy, an increase in pension expense of $0.4 million and an unfavorable currency impact of $0.2 million.

Segment EBIT — U.S. Sourcing

Segment EBIT increased to $3.4 million for the first six months of 2015, compared to $3.2 million in the prior year period. Segment EBIT as a percentage of net sales for U.S. Sourcing decreased to 7.7 percent for the first six months of 2015, compared to 8.1 percent in the prior-year period. The primary driver of the $0.2 million increase in Segment EBIT was the impact of increased sales volume in the foodservice channel.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $43.8 million in the first six months of 2015, to $50.9 million, compared to $7.1 million in the year-ago period. As a percentage of net sales, EBITDA increased to 12.7 percent in the first six months of 2015, from 1.7 percent in the year ago period. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), including the $47.2 million loss on redemption of debt in 2014, which was the largest driver.

Adjusted EBITDA

Adjusted EBITDA decreased by $6.8 million in the first six months of 2015, to $54.2 million, compared to $61.1 million in the first six months of 2014. As a percentage of net sales, Adjusted EBITDA was 13.5 percent for the first six months of 2015, compared to 15.1 percent in the year ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Six months ended June 30,
(dollars in thousands)	2015	2014
Net income (loss)	$17,506	$(28,552)
Add: Interest expense	9,061	13,187
Add: Provision for income taxes	3,702	1,176
Earnings (loss) before interest and income taxes (EBIT)	30,269	(14,189)
Add: Depreciation and amortization	20,653	21,268
Earnings before interest, taxes, deprecation and amortization (EBITDA)	50,922	7,079
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	—	47,191
Furnace malfunction (see note 14) (2)	—	5,882
Derivatives (3)	(167)	(70)
Executive retirement	235	—
Environmental obligation (see note 14) (4)	223	—
Reorganization charges (5)	3,015	—
Restructuring charges (see note 5) (6)	—	985
Adjusted EBITDA	$54,228	$61,067
____________________________________

(1)
Loss on redemption of debt for the six months ended June 30, 2014 includes a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap.

(2)	Furnace malfunction relates to loss of production at our Toledo, Ohio, manufacturing facility.

(3)
Derivatives relate to hedge ineffectiveness on our natural gas contracts and interest rate swap, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

(4)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(5)	Management reorganization to support our growth strategy.

(6)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Second Quarter 2015 Compared with Second Quarter 2014 above.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $17.5 million, or $0.78 per diluted share, in the first six months of 2015, compared to a net loss of $(28.6) million, or $(1.32) per diluted share, in the year ago period. Net income (loss) as a percentage of net sales was 4.4 percent in the first six months of 2015, compared to (7.0) percent in the first six months of 2014. The increase in net income and diluted net income per share is generally due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above, including the $47.2 million loss on redemption of debt in 2014, a $4.1 million reduction in interest expense and a $2.5 million increase in the provision for income taxes. The decrease in interest expense is primarily driven by a lower interest rate from the debt refinancing completed in the second quarter of 2014. The effective tax rate was 17.5 percent for the first six months of 2015, compared to (4.3) percent in year-ago period. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, intra-period tax allocation and other activity in jurisdictions with recorded valuation allowances.

Outlook

For the second half of 2015, we expect net sales growth on a constant currency basis to be at the low end of the range of 5.0 percent to 6.0 percent. Given currency volatility, the year-over-year weakening of the euro and the peso against the dollar, this will translate to reported revenue essentially flat for the full year 2015 in comparison with the prior year.

We expect Adjusted EBITDA margins to be approximately 15.0 percent for the full year 2015. Adjusted EBITDA, a non-GAAP financial measure, is a useful metric for evaluating our financial performance. For a reconciliation from net income (loss) to Adjusted EBITDA, see the "Adjusted EBITDA" section above in the Discussion of Second Quarter 2015 Compared to Second Quarter 2014 and the reasons we believe this non-GAAP financial measure is useful.

We expect capital expenditures for the full year 2015 of $55.0 million to $60.0 million, which includes $16.0 million to $17.0 million related to investments in new glass technology.

We expect working capital (defined as net accounts receivable plus net inventories less accounts payable) to increase by 2.0 percent to 3.0 percent, or $4.0 million to $6.0 million.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At June 30, 2015, we had $14.0 million borrowed under our ABL Facility and we had $6.6 million in letters of credit issued under that facility. As a result, we had $76.9 million of unused availability under the ABL Facility at June 30, 2015. In addition, we had $31.4 million of cash on hand at June 30, 2015, compared to $60.0 million of cash on hand at December 31, 2014. Of our total cash on hand at June 30, 2015 and December 31, 2014, $24.3 million and $33.7 million, respectively, were held in foreign subsidiaries. A portion of this cash can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2015	December 31, 2014
Accounts receivable — net	$96,694	$91,106
DSO (1)	41.6	39.0
Inventories — net	$193,728	$169,828
DIO (2)	83.3	72.7
Accounts payable	$68,865	$82,485
DPO (3)	29.6	35.3
Working capital (4)	$221,557	$178,449
DWC (5)	95.3	76.4
Percentage of net sales	26.1%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $221.6 million at June 30, 2015, an increase of $43.1 million from December 31, 2014. Our working capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase is primarily due to additional inventories resulting from seasonality, increased accounts receivable related to timing of collections, and lower accounts payable. The impact of currency (primarily driven by the euro and peso) decreased total working capital by $5.8 million at June 30, 2015, in comparison to December 31, 2014. As a result of the factors above, working capital as a percentage of the last twelve-month net sales increased to 26.1 percent at June 30, 2015 from 20.9 percent at December 31, 2014, but was only slightly higher compared to 25.0 percent for the period ended June 30, 2014.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Borrowings under ABL Facility	floating	April 9, 2019	$14,000	$—
Term Loan B	floating	April 9, 2021	435,600	437,800
RMB Working Capital Loan	6.78%	July, 2015	—	3,258
AICEP Loan	0.00%	January, 2016 to July 30, 2018	3,512	3,846
Total borrowings			453,112	444,904
Less — unamortized discount			902	982
Total borrowings — net (1)			$452,210	$443,922
____________________________________

(1)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $453.1 million and $444.9 million at June 30, 2015 and December 31, 2014, respectively. Of our total borrowings, $449.6 million, or approximately 99.2 percent, were subject to variable interest rates at June 30, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.5 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million for both of the six month periods ended June 30, 2015 and 2014.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net cash provided by (used in) operating activities	$27,742	$10,353	$14,506	$(20)
Capital expenditures(2)	(16,577)	(11,934)	(33,236)	(21,835)
Proceeds from furnace malfunction insurance recovery	—	—	—	2,350
Proceeds from asset sales and other	2	—	2	4
Free Cash Flow (1)	$11,167	$(1,581)	$(18,728)	$(19,501)
________________________________________

(1)
We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from furnace malfunction insurance recovery and proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

(2)
Capital expenditures for the three and six months ended June 30, 2015 includes $5.6 million and $3.6 million, respectively, for capital expenditures paid in the current period but incurred in a prior period.

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

Discussion of Second Quarter 2015 vs. Second Quarter 2014 Cash Flow

Our net cash provided by operating activities was $27.7 million in the second quarter of 2015, compared to $10.4 million in the second quarter of 2014, an increase of $17.4 million. Contributing to the increase in cash flow from operations were lower interest payments of $7.3 million, a favorable change in working capital of $4.5 million (accounts receivable, inventories, and accounts payable) and lower prepaid assets of $5.6 million primarily from the reduction of prepaid value added tax.

Our net cash used in investing activities was ($16.6) million and ($11.9) million in the second quarter of 2015 and 2014, respectively, primarily representing capital expenditures.
Net cash provided by financing activities was $1.4 million in the second quarter of 2015, compared to $0.4 million in the year-ago quarter. Second quarter 2015 reflects the purchase of treasury shares of ($6.1) million, a quarterly Term Loan B payment of ($1.1) million and dividends of ($2.4) million. These were offset by the net proceeds drawn on the ABL Facility of $9.9 million and proceeds from stock option exercises of $1.1 million. The second quarter 2014 reflects the impact of the refinancing of the Senior Secured Notes to the Term Loan B of ($10.3) million offset by the net proceeds drawn on the ABL Facility of $7.0 million, other borrowings of $2.0 million and proceeds from stock option exercises of $1.8 million.
Our Free Cash Flow was $11.2 million during the second quarter of 2015, compared to ($1.6) million in the year-ago quarter, an increase of $12.8 million. The primary contributor to this change was the favorable cash flow impact in the current period of $17.4 million from operating activities, partially offset by additional investing activities of ($4.6) million, as discussed above.
Discussion of First Six Months 2015 vs. First Six Months 2014 Cash Flow

Our net cash provided by operating activities was $14.5 million and approximately zero in the first six months of 2015 and 2014, respectively, an increase of $14.5 million. Favorably impacting cash flow from operations were a favorable change in accrued liabilities and prepaid expenses of $19.8 million (primarily from accrued customer incentives and prepaid value added tax) and lower interest payments of $3.6 million. Partially offsetting these factors was an unfavorable change in working capital of $8.8 million (accounts receivable, inventories, and accounts payable).
Our net cash used in investing activities was ($33.2) million in the first six months of 2015 primarily representing capital expenditures. Our net cash used in investing activities was ($19.5) million in the first six months of 2014 which represented capital expenditures offset by $2.4 million of proceeds from the furnace malfunction insurance recovery.
Net cash provided by (used in) financing activities was ($8.6) million in the first six months of 2015, compared to $0.7 million in the year-ago period. The first half of 2015 reflects the purchase of treasury shares of ($15.3) million, dividends of ($4.8) million, Term Loan B payments of ($2.2) million, and other debt repayments of ($3.3) million. These were partially offset by the net proceeds drawn on the ABL Facility of $14.0 million and proceeds from stock option exercises of $3.0 million. The first half of 2014 reflects the impact of the Senior Secured Notes refinanced to the Term Loan B of ($10.3) million, partially offset by the net proceeds drawn on the ABL Facility of $7.0 million, other borrowings of $2.0 million and proceeds from stock option exercises of $2.1 million.
Our Free Cash Flow was ($18.7) million during the first six months of 2015, compared to ($19.5) million in the first six months of 2014, a favorable change of $0.8 million. The primary contributors to this change were the $14.5 million favorable cash flow impact from operating activities in the current period, offset by a ($13.8) million unfavorable cash flow impact from investing activities, as discussed above.
Derivatives

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2015, we had commodity futures contracts for 2,850,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $2.3 million liability. We have hedged a portion of our forecasted transactions through December 2016. At December 31, 2014, we had commodity futures contracts for 3,850,000 million BTUs of natural gas with a fair market value of a $2.9 million liability. The counterparties for these derivatives were rated BBB+ or better as of June 30, 2015, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of debt in order to convert a portion of our floating rate Term Loan B debt into fixed rate debt and to fix a series of our future interest payments. The interest rate swap has an effective date of January 11, 2016, matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent when including the credit spread. At June 30, 2015, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of June 30, 2015.

The fair market value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash payments and the discounted future variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate agreement at June 30, 2015 is an immaterial liability.

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

At June 30, 2015, we continued to record full valuation allowances in the U.S. and the Netherlands of approximately $56.0 million and $10.0 million, respectively. While we have experienced some positive trends recently with our improved financial performance, management continues to conclude that the negative evidence outweighs the positive. If operations in the U.S. generate profits and taxable income throughout 2015 and expectations are for continued profitability for 2016 and beyond, we may have sufficient evidence to release all or a portion of our valuation allowances.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Currency

We are exposed to market risks due to changes in currency values, although the majority of our revenues and expenses are denominated in the U.S. dollar. The currency market risks include devaluations and other major currency fluctuations relative to the U.S. dollar, Canadian dollar, euro, RMB and Mexican peso that could reduce the cost competitiveness of our products compared to foreign competition.

Interest Rates

We are exposed to market risks associated with changes in interest rates on our debt. We had $449.6 million of debt subject to variable interest rates at June 30, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.5 million on an annual basis.

We have an interest rate swap agreement with respect to $220.0 million of debt in order to convert a portion of our floating rate Term Loan B debt into fixed rate debt and to fix a series of our future interest payments. The interest rate swap has an effective date of January 11, 2016, matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent when including the credit spread. At June 30, 2015, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of June 30, 2015.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged or have been de-designated, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of June 30, 2015.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2015	61,333	$39.75	61,333	1,144,277
May 1 to May 31, 2015	64,463	$40.53	64,463	1,079,814
June 1 to June 30, 2015	27,272	$39.63	27,272	1,052,542
Total	153,068	$40.05	153,068	1,052,542
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased. No additional shares were purchased from 2004 through 2013. In 2014, we repurchased 34,985 shares in the open market for $1.1 million. In January 2015, our board of Directors increased the current stock repurchase authorization by an additional 500,000 shares. During the first half of 2015, we repurchased 412,473 shares in the open market for $15.3 million.

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

10.18
Form of Change in Control Agreement dated as of August 1, 2012 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference) (as to Sherry Buck, Annunciata Cerioli, Anthony W. Gardner, Jr., Salvador Minarro Villalobos and James White).

10.19	Executive Severance Compensation Policy revised effective May 11, 2015.

S-K Item 601 No.
Document
10.20	CEO Retention Award Agreement dated as of December 16, 2013 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on December 18, 2013 and incorporated herein by reference).

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

Libbey Inc.

Date:	August 5, 2015	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer