Form 10-Q
period 2015-09-30
LIBBEY INC
filed 2015-11-06
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common Stock, $.01 par value 21,843,851 shares at October 30, 2015.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2015	2014
Net sales	$201,784	$215,957
Freight billed to customers	734	931
Total revenues	202,518	216,888
Cost of sales	154,827	166,573
Gross profit	47,691	50,315
Selling, general and administrative expenses	28,101	29,573
Income from operations	19,590	20,742
Other income (expense)	(396)	1,340
Earnings before interest and income taxes	19,194	22,082
Interest expense	4,701	4,797
Income before income taxes	14,493	17,285
Provision (benefit) for income taxes	(2,226)	3,527
Net income	$16,719	$13,758

Net income per share:
Basic	$0.77	$0.63
Diluted	$0.75	$0.62
Dividends declared per share	$0.11	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Net sales	$603,200	$621,074
Freight billed to customers	2,075	2,638
Total revenues	605,275	623,712
Cost of sales	458,199	480,791
Gross profit	147,076	142,921
Selling, general and administrative expenses	98,890	89,177
Income from operations	48,186	53,744
Loss on redemption of debt	—	(47,191)
Other income (expense)	1,277	1,340
Earnings before interest and income taxes	49,463	7,893
Interest expense	13,762	17,984
Income (loss) before income taxes	35,701	(10,091)
Provision for income taxes	1,476	4,703
Net income (loss)	$34,225	$(14,794)

Net income (loss) per share:
Basic	$1.57	$(0.68)
Diluted	$1.54	$(0.68)
Dividends declared per share	$0.33	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income (loss)	$16,719	$13,758	$34,225	$(14,794)

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	2,739	2,301	15,160	5,734
Change in fair value of derivative instruments, net of tax	(3,212)	(525)	(2,882)	(799)
Foreign currency translation adjustments	(1,265)	(8,022)	(9,574)	(9,395)
Other comprehensive income (loss), net of tax	(1,738)	(6,246)	2,704	(4,460)

Comprehensive income (loss)	$14,981	$7,512	$36,929	$(19,254)
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$30,101	$60,044
Accounts receivable — net	96,738	91,106
Inventories — net	199,115	169,828
Prepaid and other current assets	29,277	27,701
Total current assets	355,231	348,679
Pension asset	848	848
Purchased intangible assets — net	16,720	17,771
Goodwill	164,112	164,112
Deferred income taxes	5,463	5,566
Other assets	13,572	13,976
Total other assets	200,715	202,273
Property, plant and equipment — net	276,351	277,978
Total assets	$832,297	$828,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$63,921	$82,485
Salaries and wages	29,518	29,035
Accrued liabilities	54,847	42,638
Accrued income taxes	—	2,010
Pension liability (current portion)	1,356	1,488
Non-pension postretirement benefits (current portion)	4,800	4,800
Derivative liability	3,817	2,653
Deferred income taxes	3,633	3,633
Long-term debt due within one year	4,758	7,658
Total current liabilities	166,650	176,400
Long-term debt	439,439	436,264
Pension liability	46,322	56,462
Non-pension postretirement benefits	60,456	63,301
Deferred income taxes	4,774	5,893
Other long-term liabilities	15,579	13,156
Total liabilities	733,220	751,476

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2015 (21,843,851 shares issued in 2014)	218	218
Capital in excess of par value	326,816	331,391
Treasury stock	(4,594)	(1,060)
Retained deficit	(87,620)	(114,648)
Accumulated other comprehensive loss	(135,743)	(138,447)
Total shareholders’ equity	99,077	77,454
Total liabilities and shareholders’ equity	$832,297	$828,930

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 10)	Total

Balance December 31, 2014	21,843,851	34,985	$218	$331,391	$(1,060)	$(114,648)	$(138,447)	$77,454

Net income						34,225		34,225
Other comprehensive income							2,704	2,704
Stock compensation expense				4,521				4,521
Dividends						(7,197)		(7,197)
Stock withheld for employee taxes				(719)				(719)
Stock issued		(333,069)		(8,377)	11,741			3,364
Purchase of treasury shares		412,473			(15,275)			(15,275)
Balance September 30, 2015	21,843,851	114,389	$218	$326,816	$(4,594)	$(87,620)	$(135,743)	$99,077
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$16,719	$13,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,633	9,569
Loss on asset sales and disposals	87	234
Change in accounts receivable	(253)	(1,926)
Change in inventories	(5,485)	(9,460)
Change in accounts payable	(1,315)	767
Accrued interest and amortization of discounts and finance fees	344	384
Pension & non-pension postretirement benefits	(445)	(349)
Accrued liabilities & prepaid expenses	698	4,105
Income taxes	(3,987)	1,498
Share-based compensation expense	905	1,109
Other operating activities	(359)	(616)
Net cash provided by operating activities	17,542	19,073

Investing activities:
Additions to property, plant and equipment	(8,244)	(16,693)
Proceeds from asset sales and other	—	3
Net cash used in investing activities	(8,244)	(16,690)

Financing activities:
Borrowings on ABL credit facility	—	33,400
Repayments on ABL credit facility	(7,000)	(31,500)
Other repayments	—	(5,201)
Other borrowings	—	3,250
Repayments on Term Loan B	(1,100)	(1,100)
Stock options exercised	345	759
Dividends	(2,397)	—
Debt issuance costs and other	—	(91)
Net cash provided by (used in) financing activities	(10,152)	(483)

Effect of exchange rate fluctuations on cash	(397)	(1,020)
Increase (decrease) in cash	(1,251)	880

Cash at beginning of period	31,352	23,209
Cash at end of period	$30,101	$24,089

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$4,152	$4,160
Cash paid during the period for income taxes	$996	$2,591

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$34,225	$(14,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,286	30,837
Loss on asset sales and disposals	390	247
Change in accounts receivable	(7,702)	(16,329)
Change in inventories	(31,904)	(28,823)
Change in accounts payable	(8,656)	2,119
Accrued interest and amortization of discounts and finance fees	946	1,729
Call premium on senior notes	—	37,348
Write-off of finance fees on senior notes	—	9,086
Pension & non-pension postretirement benefits	1,453	2,420
Restructuring	—	(289)
Accrued liabilities & prepaid expenses	12,800	(3,617)
Income taxes	(4,925)	(2,425)
Share-based compensation expense	5,549	3,746
Other operating activities	(1,414)	(2,202)
Net cash provided by operating activities	32,048	19,053

Investing activities:
Additions to property, plant and equipment	(41,480)	(38,528)
Proceeds from furnace malfunction insurance recovery	—	2,350
Proceeds from asset sales and other	2	7
Net cash used in investing activities	(41,478)	(36,171)

Financing activities:
Borrowings on ABL credit facility	44,500	54,700
Repayments on ABL credit facility	(37,500)	(45,800)
Other repayments	(3,267)	(5,316)
Other borrowings	—	5,214
Payments on 6.875% senior notes	—	(405,000)
Proceeds from Term Loan B	—	438,900
Repayments on Term Loan B	(3,300)	(1,100)
Call premium on senior notes	—	(37,348)
Stock options exercised	3,334	2,881
Dividends	(7,197)	—
Treasury shares purchased	(15,275)	—
Debt issuance costs and other	—	(6,959)
Net cash provided by (used in) financing activities	(18,705)	172

Effect of exchange rate fluctuations on cash	(1,808)	(1,173)
Increase (decrease) in cash	(29,943)	(18,119)

Cash at beginning of period	60,044	42,208
Cash at end of period	$30,101	$24,089

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$12,237	$15,827
Cash paid during the period for income taxes	$3,858	$5,884
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Stock-based compensation expense	$905	$1,109	$5,549	$3,746

Reclassifications

In the first quarter of 2015, we re-classed a portion of the first quarter 2014 cash receipt on the Condensed Consolidated Statement of Cash Flows related to our insurance claim on the furnace malfunction. See note 14 for further discussion. In note 11 - Segments, the derivative amount in the prior year financial statements has been excluded from retained corporate costs to conform to the current year presentation.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 which defers the effective date one year from January 1, 2017 to January 1, 2018, but early adoption as of January 1, 2017 is permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15), which states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. ASU 2015-15 is effective immediately. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015; early adoption is permitted. We are currently evaluating the impact that ASU 2015-03 will have on our Condensed Consolidated Financial Statements.

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

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2015	December 31, 2014
Accounts receivable:
Trade receivables	$92,790	$87,700
Other receivables	3,948	3,406
Total accounts receivable, less allowances of $6,042 and $5,586	$96,738	$91,106

Inventories:
Finished goods	$181,219	$151,698
Work in process	821	1,153
Raw materials	5,143	4,708
Repair parts	10,709	10,840
Operating supplies	1,223	1,429
Total inventories, less loss provisions of $4,459 and $4,370	$199,115	$169,828

Prepaid and other current assets
Value added tax	$13,486	$13,512
Prepaid expenses	7,085	6,947
Deferred income taxes	4,885	4,888
Prepaid income taxes	3,571	1,951
Derivative asset	250	403
Total prepaid and other current assets	$29,277	$27,701

Other assets:
Deposits	$1,272	$890
Finance fees — net of amortization	6,052	6,958
Other assets	6,248	6,128
Total other assets	$13,572	$13,976

Accrued liabilities:
Accrued incentives	$29,149	$17,648
Workers compensation	6,358	7,121
Medical liabilities	4,425	3,887
Interest	3,805	3,876
Commissions payable	1,019	1,068
Withholdings and other non-income tax accruals	2,975	3,078
Other accrued liabilities	7,116	5,960
Total accrued liabilities	$54,847	$42,638

Other long-term liabilities:
Deferred liability	$7,859	$8,081
Derivative liability	1,746	215
Environmental obligation (see note 14)	1,085	1,000
Other long-term liabilities	4,889	3,860
Total other long-term liabilities	$15,579	$13,156

4.	Borrowings

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

The above transactions included charges of $37.3 million for an early call premium and $9.1 million for the write off of the remaining financing fees from the Senior Secured Notes. These charges were considered in the computation of the loss on redemption of debt in the nine months ended September 30, 2014.

Borrowings consist of the following:

(dollars in thousands)	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
Borrowings under ABL Facility	floating	April 9, 2019	$7,000	$—
Term Loan B	floating	April 9, 2021	434,500	437,800
RMB Working Capital Loan	6.78%	July, 2015	—	3,258
AICEP Loan	0.00%	January, 2016 to July 30, 2018	3,559	3,846
Total borrowings			445,059	444,904
Less — unamortized discount			862	982
Total borrowings — net			444,197	443,922
Less — long term debt due within one year			4,758	7,658
Total long-term portion of borrowings — net			$439,439	$436,264

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

Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at September 30, 2015. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at September 30, 2015. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL Facility availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were borrowings of $7.0 million under the ABL Facility at September 30, 2015. There were no Libbey Glass or Libbey Europe borrowings under the ABL Facility at December 31, 2014. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL Facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

At September 30, 2015, the available total borrowing base is offset by a $0.3 million rent reserve and a $2.4 million mark-to-market reserve for natural gas contracts. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit, which are applied against the $100.0 million limit; at September 30, 2015, $6.6 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $83.7 million at September 30, 2015, compared to $82.3 million at December 31, 2014.

Term Loan B and Senior Secured Notes

On April 9, 2014, Libbey Glass consummated its $440.0 million Term Loan B. The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent per year at September 30, 2015, and will mature on April 9, 2021. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends, make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.

We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Beginning with the year ended December 31, 2015, the Credit Agreement requires us to make an annual mandatory prepayment offer to lenders of 0.0 to 50.0 percent of our excess cash flow, depending on our excess cash flow and leverage ratios as defined in the Credit Agreement.  The calculation is made at the end of each year and the mandatory prepayment offer to lenders is made no later than ten business days after the filing of our Annual Report on Form 10-K.  The amount of any required mandatory prepayment offer is reduced by the amounts of any optional prepayments we made during the applicable year or prior to the prepayment offer in the year the offer is required to be made. Each lender has the right to opt out of the prepayment offer and their prepayment amount may be retained by Libbey.

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

RMB Working Capital Loan

On July 24, 2014, Libbey China entered into an RMB 20.0 million (approximately $3.3 million) working capital loan with China Construction Bank to cover seasonal working capital needs. The working capital loan was set to mature on July 23, 2015, and had a fixed interest rate of 6.78 percent, with interest being paid monthly. On March 4, 2015, Libbey China prepaid the working capital loan along with accrued and unpaid interest. This obligation was secured by a mortgage lien on the Libbey China facility.

AICEP Loan

In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese agency for investment and external trade. The amount of the loan is €3.2 million (approximately $3.6 million) at September 30, 2015, and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.
Notes Payable
We have an overdraft line of credit for a maximum of €1.0 million. At September 30, 2015, there were no borrowings under the facility, which has an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.

Fair Value of Borrowings

The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. The $434.5 million outstanding on the Term Loan B had an estimated fair value of $431.8 million at September 30, 2015 and $430.1 million at December 31, 2014. The fair value of the remainder of our debt at September 30, 2015 approximates carrying value due to variable rate on the borrowings under the ABL facility and other immaterial debt. The fair value of the remainder of our debt at December 31, 2014 approximates carrying value due to the short term nature of the RMB Working Capital Loan and other immaterial debt.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. At September 30, 2015, we had $7.0 million borrowings under our ABL Facility and $6.6 million in letters of credit issued under that facility. As a result, we had $83.7 million of unused availability remaining under the ABL Facility at September 30, 2015, as well as $30.1 million of cash on hand.

5.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. These activities were all within the Americas segment and were completed by March 31, 2014. For the nine months ended September 30, 2014, we recorded a pretax charge of $1.0 million related to other restructuring expenses. See Form 10-K for the year ended December 31, 2014 for further discussion.

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

Our effective tax rate was 4.1 percent for the nine months ended September 30, 2015, compared to (46.6) percent for the nine months ended September 30, 2014. Our effective tax rate differs from the United States (U.S.) statutory tax rate primarily due to valuation allowances, earnings in countries with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, and tax planning structures. At September 30, 2015 and December 31, 2014, we had $0.1 million and $0.4 million, respectively, of gross unrecognized tax benefits, exclusive of interest and penalties. Tax benefits, exclusive of interest and penalties, of zero and $0.3 million were recorded in our income tax provision for the three months and the nine months ended September 30, 2015, respectively, due to expirations of statutes of limitations. During the three months and the nine months ended September 30, 2014, we recorded tax benefits, exclusive of interest and penalties, of zero and $0.6 million, respectively.

FASB ASC 740-20, "Income Taxes - Intraperiod Tax Allocation," requires that the provision for income taxes be allocated between continuing operations and other categories of earnings (such as discontinued operations or other comprehensive income) for each tax jurisdiction. For periods in which there is a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, the tax provision is first allocated to the other categories of earnings. A related tax benefit is then recorded in continuing operations. There were no such tax benefits recorded in our income tax provision for the three months and the nine months ended September 30, 2015, respectively. Tax benefits of $0.3 million and $1.9 million were recorded in our income tax provision for the three months and nine months ended September 30, 2014, respectively.

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

At September 30, 2015, we continued to record full valuation allowances in the U.S. and the Netherlands of approximately $48.0 million and $9.8 million, respectively. While we have experienced some positive trends recently in these regions with our improved financial performance, management continues to conclude that the negative evidence outweighs the positive; however, the weight of that negative evidence in the U.S. is decreasing as our cumulative income position strengthens.

If the U.S. substantially achieves forecasted profitability through 2015 and if the 2016 business plan currently under development indicates continued profitability, the positive evidence considered in supporting a valuation allowance release in the U.S. will continue to strengthen and we may be in a position to release all or a portion of the valuation allowance against our U.S. deferred tax assets as early as the fourth quarter of 2015. This would result in a significant benefit to net income in the quarter in which the valuation allowance is released.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$1,091	$916	$741	$567	$1,832	$1,483
Interest cost	3,678	3,845	1,085	1,396	4,763	5,241
Expected return on plan assets	(5,666)	(5,597)	(608)	(616)	(6,274)	(6,213)
Amortization of unrecognized:
Prior service cost	104	265	(62)	55	42	320
Loss	1,823	1,014	400	253	2,223	1,267
Pension expense	$1,030	$443	$1,556	$1,655	$2,586	$2,098

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$3,274	$2,748	$2,251	$1,724	$5,525	$4,472
Interest cost	11,036	11,534	3,295	4,242	14,331	15,776
Expected return on plan assets	(16,996)	(16,790)	(1,844)	(1,872)	(18,840)	(18,662)
Amortization of unrecognized:
Prior service cost	313	794	(187)	170	126	964
Loss	5,468	3,043	1,215	770	6,683	3,813
Pension expense	$3,095	$1,329	$4,730	$5,034	$7,825	$6,363

We have contributed $1.3 million and $3.8 million of cash into our pension plans for the three and nine months ended September 30, 2015, respectively. Pension contributions for the remainder of 2015 are estimated to be $1.4 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$214	$252	$—	$—	$214	$252
Interest cost	634	710	10	26	644	736
Amortization of unrecognized:
Prior service cost	35	35	—	—	35	35
Loss / (gain)	148	66	(19)	—	129	66
Non-pension postretirement benefit expense	$1,031	$1,063	$(9)	$26	$1,022	$1,089

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$641	$755	$1	$1	$642	$756
Interest cost	1,903	2,130	39	82	1,942	2,212
Amortization of unrecognized:
Prior service cost	105	105	—	—	105	105
Loss / (gain)	444	200	(43)	—	401	200
Non-pension postretirement benefit expense	$3,093	$3,190	$(3)	$83	$3,090	$3,273

Our 2015 estimate of non-pension cash payments is $5.1 million, and we have paid $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.

8.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2015	2014	2015	2014
Numerators for earnings per share:
Net income (loss) that is available to common shareholders	$16,719	$13,758	$34,225	$(14,794)

Denominator for basic earnings per share:
Weighted average shares outstanding	21,796,172	21,799,782	21,816,323	21,667,408

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	402,536	440,531	452,161	—
Adjusted weighted average shares and assumed conversions	22,198,708	22,240,313	22,268,484	21,667,408

Basic earnings (loss) per share	$0.77	$0.63	$1.57	$(0.68)

Diluted earnings (loss) per share	$0.75	$0.62	$1.54	$(0.68)

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	—	—	—	458,658
Inclusion would have been anti-dilutive (excluded from calculation)	127,258	192,090	97,951	151,732

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	September 30, 2015		December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency contracts	Prepaid and other current assets	$250	Prepaid and other current assets	$403
Total undesignated		250		403
Total		$250		$403

	Liability Derivatives:
(dollars in thousands)	September 30, 2015		December 31, 2014
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$1,066	Derivative liability - current	$1,222
Natural gas contracts	Other long-term liabilities	56	Other long-term liabilities	103
Interest rate contract	Derivative liability - current	1,557	Derivative liability - current	—
Interest rate contract	Other long-term liabilities	1,665	Other long-term liabilities	—
Total designated		4,344		1,325
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability - current	1,194	Derivative liability - current	1,431
Natural gas contracts	Other long-term liabilities	25	Other long-term liabilities	112
Total undesignated		1,219		1,543
Total		$5,563		$2,868

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of September 30, 2015, we had commodity contracts for 3,120,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2014, we had commodity contracts for 3,850,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at September 30, 2015. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

In the three and nine months ended September 30, 2015, we recognized a gain of $0.2 million and $0.6 million, respectively, in other income (expense) in the Condensed Consolidated Statements of Operations related to the marked-to-market change in our de-designated Mexico natural gas derivatives. These natural gas derivatives were de-designated in the fourth quarter of 2014 due to ineffectiveness created by changes in the natural gas price resulting from a fluctuating surcharge initiated by the Mexican government on the price of natural gas. As instructed under FASB ASC 815 "Derivatives and Hedging", all marked-to-market changes on these derivatives are being reflected in current earnings. The accumulated balance in other comprehensive income (loss) for these de-designated contracts will remain until the hedging contracts are utilized or expire. Since we have not elected hedge accounting for any new Mexico natural gas contracts entered into beginning October 1, 2014, all marked-to-market changes on these derivatives are being reflected in other income (expense) in current earnings. We recognized a loss of $(0.2) million and $(0.5) million in other income (expense) in the three and nine months ended September 30, 2015, respectively, related to the natural gas contracts where hedge accounting was not elected.

We received (paid) additional cash of $(1.0) million and $(0.1) million in the three months ended September 30, 2015 and September 30, 2014, respectively, and $(3.2) million and $0.8 million in the nine months ended September 30, 2015 and September 30, 2014, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.1 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(489)	$(670)	$(1,265)	$(164)
Total	$(489)	$(670)	$(1,265)	$(164)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2015	2014	2015	2014
Derivative:	Location:
Natural gas contracts	Cost of sales	$(448)	$(58)	$(1,468)	$756
Total impact on net income (loss)		$(448)	$(58)	$(1,468)	$756

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

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Condensed Consolidated Statements of Operations from our natural gas contracts:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
De-designated contracts	$180	$—	$584	$—
Contracts where hedge accounting was not elected	(222)	—	(459)	—
Total	$(42)	$—	$125	$—

Interest Rate Swap

On April 1, 2015, we executed an interest rate swap on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swap will effectively convert $220.0 million of our Term Loan B debt from a variable interest rate to a 4.85 percent fixed interest rate, thus reducing the impact of interest rate changes on future income. The fixed rate swap will be effective January 2016 through January 2020. This interest rate swap is valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.

Our interest rate swap qualifies and is designated as a cash flow hedge at September 30, 2015 and accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in current earnings.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Derivatives in Cash Flow Hedging relationships:
Interest Rate Swap	$(3,211)	$—	$(3,222)	$—
Total	$(3,211)	$—	$(3,222)	$—

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. We enter into a series of foreign currency contracts to sell Canadian dollars. At September 30, 2015 and December 31, 2014, we had C$6.3 million in foreign currency contracts. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in current earnings as follows:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2015	2014	2015	2014
Derivative:	Location:
Currency contracts	Other income (expense)	$135	$461	$(152)	$274
Total		$135	$461	$(152)	$274

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of September 30, 2015, by Standard and Poor’s.

10.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended September 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on June 30, 2015	$(17,471)	$(295)	$(116,239)	$(134,005)

Other comprehensive income (loss)	(1,265)	(3,700)	—	(4,965)
Currency impact	—	—	709	709

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,352	2,352
Amortization of prior service cost (1)	—	—	77	77
Cost of sales	—	507	—	507
Current-period other comprehensive income (loss)	(1,265)	(3,193)	3,138	(1,320)
Tax effect	—	(19)	(399)	(418)
Balance on September 30, 2015	$(18,736)	$(3,507)	$(113,500)	$(135,743)

Nine months ended September 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2014	$(9,162)	$(625)	$(128,660)	$(138,447)

Other comprehensive income (loss)	(9,574)	(4,487)	5,394	(8,667)
Currency impact	—	—	3,122	3,122

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	7,084	7,084
Amortization of prior service cost (1)	—	—	231	231
Cost of sales	—	1,666	—	1,666
Current-period other comprehensive income (loss)	(9,574)	(2,821)	15,831	3,436
Tax effect	—	(61)	(671)	(732)
Balance on September 30, 2015	$(18,736)	$(3,507)	$(113,500)	$(135,743)

Three months ended September 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on June 30, 2014	$3,181	$947	$(75,502)	$(71,374)

Other comprehensive income (loss)	(8,022)	(670)	—	(8,692)
Currency impact	—	—	933	933

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,333	1,333
Amortization of prior service cost (1)	—	—	355	355
Cost of sales	—	58	—	58
Current-period other comprehensive income (loss)	(8,022)	(612)	2,621	(6,013)
Tax effect	—	87	(320)	(233)
Balance on September 30, 2014	$(4,841)	$422	$(73,201)	$(77,620)

Nine months ended September 30, 2014 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2013	$4,554	$1,221	$(78,935)	$(73,160)

Other comprehensive income (loss)	(9,395)	(164)	1,292	(8,267)
Currency impact	—	—	1,243	1,243

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	4,013	4,013
Amortization of prior service cost (1)	—	—	1,069	1,069
Cost of sales	—	(756)	—	(756)
Current-period other comprehensive income (loss)	(9,395)	(920)	7,617	(2,698)
Tax effect	—	121	(1,883)	(1,762)
Balance on September 30, 2014	$(4,841)	$422	$(73,201)	$(77,620)
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

Americas—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

U.S. Sourcing—includes primarily U.S. sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net Sales:
Americas	$139,477	$149,366	$417,340	$425,741
EMEA	30,572	37,684	91,207	111,413
U.S. Sourcing	23,495	20,574	67,452	59,704
Other	8,240	8,333	27,201	24,216
Consolidated	$201,784	$215,957	$603,200	$621,074

Segment EBIT:
Americas	$23,908	$25,489	$68,788	$73,464
EMEA	254	909	1,274	3,072
U.S. Sourcing	3,214	2,206	6,600	5,375
Other	905	721	3,851	2,035
Total Segment EBIT	$28,281	$29,325	$80,513	$83,946

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$28,281	$29,325	$80,513	$83,946
Retained corporate costs	(7,969)	(7,243)	(26,626)	(22,065)
Loss on redemption of debt (note 4)	—	—	—	(47,191)
Furnace malfunction (note 14)	—	—	—	(5,882)
Environmental Obligation (note 14)	100	—	(123)	—
Reorganization charges (1)	(1,176)	—	(4,191)	—
Restructuring charges (note 5)	—	—	—	(985)
Derivatives (2)	(42)	—	125	70
Executive retirement	—	—	(235)	—
Interest expense	(4,701)	(4,797)	(13,762)	(17,984)
Income taxes	2,226	(3,527)	(1,476)	(4,703)
Net income (loss)	$16,719	$13,758	$34,225	$(14,794)

Depreciation & Amortization:
Americas	$6,666	$5,153	$19,148	$16,963
EMEA	2,131	2,624	6,445	7,988
U.S. Sourcing	6	6	18	20
Other	1,462	1,444	4,434	4,716
Corporate	368	342	1,241	1,150
Consolidated	$10,633	$9,569	$31,286	$30,837

Capital Expenditures:
Americas	$5,826	$15,196	$34,604	$31,991
EMEA	1,726	1,070	4,501	4,348
U.S. Sourcing	—	—	—	—
Other	451	359	991	1,251
Corporate	241	68	1,384	938
Consolidated	$8,244	$16,693	$41,480	$38,528

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

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(2,341)	$—	$(2,341)	$—	$(2,868)	$—	$(2,868)
Currency contracts	—	250	—	250	—	403	—	403
Interest rate agreement	—	(3,222)	—	(3,222)	—	—	—	—
Net derivative asset (liability)	$—	$(5,313)	$—	$(5,313)	$—	$(2,465)	$—	$(2,465)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	September 30, 2015	December 31, 2014
Prepaid and other current assets	$250	$403
Derivative liability	(3,817)	(2,653)
Other long-term liabilities	(1,746)	(215)
Net derivative asset (liability)	$(5,313)	$(2,465)

13.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Gain (loss) on currency transactions	$(55)	$1,208	$1,407	$577
Hedge ineffectiveness	(42)	—	125	70
Other non-operating income (expense)	(299)	132	(255)	693
Other income (expense)	$(396)	$1,340	$1,277	$1,340

14.	Contingencies

Legal Proceedings

From time to time, we are identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or similar state laws that impose liability without regard to fault for costs and damages relating to the investigation and clean-up of contamination resulting from releases or threatened releases of hazardous substances. We are also subject to similar laws in some of the countries where our facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis.

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

In connection with the above proceedings, an estimated environmental liability of $1.1 million and $1.0 million has been recorded in other long term liabilities and a recoverable amount of $0.6 million and $0.7 million has been recorded in other long term assets in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively. Income of $0.1 million and expense of $0.1 million has been recorded in cost of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Insurance claim

In September of 2013, Libbey had a furnace malfunction at our manufacturing facility in Toledo, Ohio, resulting in an insurance claim with the final settlement received in the fourth quarter of 2014. In conjunction with the final settlement, $2.0 million was re-classed in the first quarter 2014 Condensed Consolidated Statement of Cash Flows from proceeds from furnace malfunction insurance recovery within investing activities to operating activities, as this represented business interruption recovery. See Form 10-K for the year ended December 31, 2014 for further discussion.

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

Overview

During the third quarter of 2015, we have seen some deterioration of economic conditions and a slight increase in the competitive environment as compared to the second quarter of 2015, most notably within Latin America. Overall, we continued to operate in a very competitive environment in a dynamic global economy where we have experienced the impact of slower economic growth and the strengthening of the U.S. dollar. The pressures on retailers, restaurants and consumer durables companies experienced in 2014 around the globe have continued through the first nine months of 2015. Given the volatility associated with this kind of market environment, we have been keeping a keen eye on competitive behaviors in our industry, and we continue to believe that overall behavior is normalizing toward more healthy competition. We view this positively and believe that Libbey will continue to outcompete in our industry and continue winning market share.

U.S. restaurant traffic continued to decline in the third quarter of 2015 compared to the third quarter of 2014. This was the fifth consecutive quarter we have observed a decline in U.S. restaurant traffic. As reported by the National Retail Federation, the U.S. saw a bifurcated quarter in retail traffic with strong back to school traffic at the beginning of the quarter followed by weak traffic for the second half of the quarter. NPD Group continues to report year-to-date downward trends for U.S. retail point-of-sale data for the entire beverageware category. The Latin American economy is expected to experience low to no growth in 2015. The effects of declining oil prices and reductions in governmental spending in Brazil, Columbia and Mexico are more than offsetting government stimulus efforts in Chile and Peru. The Mexican economy continues to advance at a slow pace following volatility in the peso exchange rate, tax reform, the decline in oil prices, and government spending cuts that were announced at the beginning of 2015 and that have dampened consumer confidence. The European economy is negatively impacted by the devaluation of the euro, the geopolitical situation between Europe and Russia, high unemployment and the fear of deflation. In China, the rate of economic growth within the consumer segment continues to be weak, resulting in aggressive competitor activities.

Our net sales for the quarter of $201.8 million were 6.6 percent lower than the prior year quarter, or 0.7 percent lower on a constant currency basis. Net sales were negatively impacted by a number of factors, including foreign currency and lower-than-expected retail sales, unfavorable macro-economic and geopolitical environments and increased competition. Our foodservice channel net sales experienced growth in the third quarter of 2015 of 5.9 percent (6.0 percent growth for the nine months of 2015) in spite of the fact U.S. restaurant traffic trends declined year-over-year for the fifth consecutive quarter, as reported by third party research firms Knapp-Track and Blackbox. Excluding the effects of currency, our net sales grew 2.7 percent for the first nine months of 2015.

In January 2015, we announced our Own the Moment strategy which calls for a shift from an internal manufacturing driven focus to an external consumer and market driven focus. In the Americas and U.S. Sourcing, we are focusing on and investing in driving profitable growth and building on our positions of strength. In our EMEA and Asia Pacific regions, we are driving efficiencies and pursuing targeted investments to maximize returns. In all of our regions with the consumer as the focal point, we are growing and leveraging our brands, providing our customers with the best value and solutions via consumer and market driven innovation and product development, building excellence across our supply chain, enhancing all of our commercial capabilities and investing in information technology. We also are investing in the development of key capabilities and talent to enable our Own the Moment strategy, including through a management reorganization to support our growth strategy that began in the second quarter of 2015 and is continuing through the balance of the year.

To reinforce our leadership in key market channels throughout the world, we continue to make substantial investments in new products and expand our commercial brands and capabilities. On July 6, 2015, we announced the launch of our new Perfect Signature™ product line into retail markets. This announcement represented the unveiling of the approximately $30.0 million investment in new glass technology at our Shreveport, Louisiana, manufacturing facility. Manufacturing of our unique ClearFire™ glassware is anticipated to reach normalized operating performance as we begin 2016. During the fourth quarter of 2015 and first quarter of 2016, we also expect to launch into foodservice markets a broader product line using the same technology in the Shreveport, Louisiana facility under the Master's Reserve™ brand name.

Our Own the Moment strategy also includes a balanced capital allocation strategy that features an $0.11 per share quarterly dividend, a share repurchase program (our current authorization is 1.5 million shares) and reinvestment in the business. Since the inception of our repurchase program in December of 2014, we have repurchased over 447,400 shares of our stock at an average purchase price of approximately $36.51 per share, most of which happened in the first half of 2015. We expect to repurchase the remaining 1.1 million shares under our current authorization by year-end 2017.

Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

Americas—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in North and South America.

EMEA —includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

U.S. Sourcing—includes primarily U.S. sales of sourced ceramic dinnerware, metal tableware, hollowware, and serveware.

Other —includes worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2015	2014	2015	2014
Net sales	$201,784	$215,957	$603,200	$621,074
Gross profit (2)	$47,691	$50,315	$147,076	$142,921
Gross profit margin	23.6%	23.3%	24.4%	23.0%
Income from operations (IFO) (2)(3)	$19,590	$20,742	$48,186	$53,744
IFO margin	9.7%	9.6%	8.0%	8.7%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$19,194	$22,082	$49,463	$7,893
EBIT margin	9.5%	10.2%	8.2%	1.3%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$29,827	$31,651	$80,749	$38,730
EBITDA margin	14.8%	14.7%	13.4%	6.2%
Adjusted EBITDA(1)	$30,945	$31,651	$85,173	$92,718
Adjusted EBITDA margin	15.3%	14.7%	14.1%	14.9%
Net income (loss)(2)(3)(4)	$16,719	$13,758	$34,225	$(14,794)
Net income (loss) margin	8.3%	6.4%	5.7%	(2.4)%
Diluted net income (loss) per share	$0.75	$0.62	$1.54	$(0.68)
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Third Quarter 2015 Compared to Third Quarter 2014 and the Discussion of First Nine Months 2015 Compared to First Nine Months 2014 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three and nine month periods ended September 30, 2015 include income of $0.1 million and expense of $0.1 million, respectively, for our assessment of an environmental obligation related to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. The nine month period ended September 30, 2014 includes $5.9 million for the loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction and includes $1.0 million of charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

(3)
In addition to item (2) above, the three and nine month periods ended September 30, 2015 include $1.2 million and $4.2 million, respectively, for reorganization charges to support our growth strategy; and for the nine month period ended September 30, 2015 includes $0.2 million of executive retirement.

(4)
In addition to item (3) above, the nine month periods ended September 30, 2015 and 2014 both include $0.1 million of income related to derivatives. The nine month period ended September 30, 2014 also includes a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million senior notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap. (See notes 4 and 9 to the Condensed Consolidated Financial Statements.)

Discussion of Third Quarter 2015 Compared to Third Quarter 2014
Net Sales
For the quarter ended September 30, 2015, net sales decreased 6.6 percent to $201.8 million, compared to $216.0 million in the year-ago quarter. When adjusted to exclude the currency impact, net sales decreased by 0.7 percent. The decrease in net sales was attributable to decreased sales of $17.0 million in the Americas and EMEA, partially offset by a 14.2 percent increase in net sales in U.S. Sourcing.

	Three months ended September 30,
(dollars in thousands)	2015	2014
Americas	$139,477	$149,366
EMEA	30,572	37,684
U.S. Sourcing	23,495	20,574
Other	8,240	8,333
Consolidated	$201,784	$215,957

Net Sales — Americas

Net sales in the Americas were $139.5 million, compared to $149.4 million in the third quarter of 2014, a decrease of 6.6 percent (a decrease of 2.0 percent excluding currency fluctuation). The retail and business-to-business channels were negatively impacted by the devaluation of the peso (excluding currency, retail decreased 9.3 percent and business-to-business was flat). In addition to currency, our retail channel was also adversely affected by lower volumes as a result of unfavorable macro-economic conditions and increased competition. The Americas foodservice channel experienced a favorable mix and higher volume leading to sales growth of 4.7 percent (an increase of 6.5 percent excluding the impact of currency), while U.S. restaurant traffic trends continued to decline.

Net Sales — EMEA

Net sales in EMEA in the third quarter of 2015 were $30.6 million, compared to $37.7 million in the third quarter of 2014, a decrease of 18.9 percent (a decrease of 4.1 percent excluding currency fluctuation). The sales decrease was due to the devaluation of the euro and lower volumes, as we are experiencing the negative impacts from the macro-economic and increased competition, particularly in our retail and business-to-business channels. Our EMEA segment strategy is to expand margins, even in the face of a challenging economic environment. It is not focused on revenue growth.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing in the third quarter of 2015 were $23.5 million, compared to $20.6 million in the third quarter of 2014, an increase of 14.2 percent. The increase in sales resulted from increased shipments to customers in our foodservice channel. This is the fifteenth consecutive quarter of increased sales in this U.S. focused foodservice segment, and is an important component of our strategy.

Gross Profit

Gross profit decreased to $47.7 million in the third quarter of 2015, compared to $50.3 million in the prior year quarter. Gross profit as a percentage of net sales increased to 23.6 percent in the third quarter of 2015, compared to 23.3 percent in the prior year period. The primary drivers of the $2.6 million decrease in gross profit were a negative currency impact of $4.5 million primarily related to the Mexican peso, $0.9 million of net operating inefficiencies including, among other items, the production stoppages for improved air quality in our China facility and our new glass technology ramp-up in our Shreveport, Louisiana facility, additional repair and maintenance expenses of $1.3 million and depreciation expense of $1.4 million. These were partially offset by a favorable net sales impact of $4.2 million and favorable utility prices of $1.0 million for electricity and natural gas.

Income From Operations

Income from operations for the quarter ended September 30, 2015 decreased $1.2 million, to $19.6 million, compared to $20.7 million in the prior year quarter. Income from operations as a percentage of net sales was 9.7 percent for the quarter ended September 30, 2015, compared to 9.6 percent in the prior year quarter. The decrease in income from operations is the result of the decrease in gross profit of $2.6 million (discussed above), partially offset by a $1.5 million decrease in selling, general and administrative expenses, primarily driven by a $2.8 million favorable impact in incentive and equity compensation and a $1.1 million favorable currency impact. These were partially offset by $1.2 million in reorganization charges and $0.7 million of additional growth investments. Growth investments include the development of new products and expanded marketing and selling capabilities to support our Own the Moment strategy.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended September 30, 2015 decreased by $2.9 million to $19.2 million from $22.1 million in the third quarter of 2014. EBIT as a percentage of net sales decreased to 9.5 percent in the third quarter of 2015, compared to 10.2 percent in the prior year quarter. The $2.9 million decrease in EBIT compared to the third quarter of 2014 is due to the decline in income from operations in the third quarter of 2015 (discussed above) and an unfavorable $1.7 million change in other income (expense), primarily from the change in gain (loss) on currency transactions.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended September 30,
(dollars in thousands)	2015	2014
Americas	$23,908	$25,489
EMEA	$254	$909
U.S. Sourcing	$3,214	$2,206
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

Segment EBIT — Americas

Segment EBIT was $23.9 million in the third quarter of 2015, compared to $25.5 million in the third quarter of 2014, a decrease of 6.2 percent. Segment EBIT as a percentage of net sales for the Americas was 17.1 percent in the third quarter of both 2015 and 2014. The $1.6 million decrease in Segment EBIT was driven primarily by a $3.3 million unfavorable currency impact, $1.3 million related to repair and maintenance expenses, $1.3 million unfavorable impact from gain (loss) on currency transactions, and $0.5 million in increased pension and non-pension postretirement welfare expense. These unfavorable items were partially offset by a favorable sales impact of $3.0 million and $1.8 million related to incentive compensation.

Segment EBIT — EMEA

Segment EBIT decreased to $0.3 million in the third quarter of 2015, compared to $0.9 million in the third quarter of 2014. Segment EBIT as a percentage of net sales for EMEA decreased to 0.8 percent in the third quarter of 2015, compared to 2.4 percent in the prior-year period. Reduced production activity and unabsorbed fixed costs within EMEA resulting from a planned furnace rebuild were the primary drivers of the $0.7 million decrease in Segment EBIT.

Segment EBIT — U.S. Sourcing

Segment EBIT was $3.2 million in the third quarter of 2015, compared to $2.2 million in the third quarter of 2014. Segment EBIT as a percentage of net sales for U.S. Sourcing was 13.7 percent in the third quarter of 2015, compared to 10.7 percent in the prior-year period. The primary drivers of the $1.0 million increase in Segment EBIT was a favorable sales impact of $1.5 million due to more volume, partially offset by increased shipping and storage costs of $0.3 million.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $1.8 million in the third quarter of 2015, to $29.8 million, compared to $31.7 million in the year-ago quarter. As a percentage of net sales, EBITDA was 14.8 percent in the third quarter of 2015, compared to 14.7 percent in the year-ago quarter. The key contributors to the $1.8 million decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), partially offset by $1.1 million of additional depreciation expense in the third quarter of 2015 as compared to the year-ago period.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.7 million in the third quarter of 2015, to $30.9 million, compared to $31.7 million in the third quarter of 2014. As a percentage of net sales, Adjusted EBITDA was 15.3 percent for the third quarter of 2015, compared to 14.7 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended September 30,
(dollars in thousands)	2015	2014
Net income	$16,719	$13,758
Add: Interest expense	4,701	4,797
Add: Provision (benefit) for income taxes	(2,226)	3,527
Earnings before interest and income taxes (EBIT)	19,194	22,082
Add: Depreciation and amortization	10,633	9,569
Earnings before interest, taxes, depreciation and amortization (EBITDA)	29,827	31,651
Add: Special items before interest and taxes:
Environmental obligation (see note 14) (1)	(100)	—
Reorganization charges	1,176	—
Derivatives (2)	42	—
Adjusted EBITDA	$30,945	$31,651
__________________________________

(1)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

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

Net Income and Diluted Net Income Per Share

We recorded net income of $16.7 million, or $0.75 per diluted share, in the third quarter of 2015, compared to a net income of $13.8 million, or $0.62 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 8.3 percent in the third quarter of 2015, compared to 6.4 percent in the year-ago quarter. The increase in net income and diluted net income per share is due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above and a $5.8 million reduction in tax expense primarily driven by the mix of domestic and foreign pretax earnings in jurisdictions either subject to or not subject to valuation allowances on deferred tax assets and non-taxable foreign translation gains. The effective tax rate was (15.4) percent for the third quarter of 2015, compared to 20.4 percent in the year-ago quarter. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, non-taxable foreign translation gains, and other activity in jurisdictions with recorded valuation allowances.

Discussion of First Nine Months 2015 Compared to First Nine Months 2014

Net Sales

For the nine months ended September 30, 2015, net sales decreased 2.9 percent to $603.2 million, compared to $621.1 million in the year-ago period. When adjusted for the impact of currency, net sales increased by 2.7 percent. The decrease in net sales was attributable to decreased sales in the Americas and EMEA, partially offset by increased net sales in U.S. Sourcing of 13.0 percent and Other by 12.3 percent.

	Nine months ended September 30,
(dollars in thousands)	2015	2014
Americas	$417,340	$425,741
EMEA	91,207	111,413
U.S. Sourcing	67,452	59,704
Other	27,201	24,216
Consolidated	$603,200	$621,074

Net Sales — Americas

Net sales in the Americas were $417.3 million in the first nine months of 2015 compared to $425.7 million in the first nine months of 2014, a decrease of 2.0 percent (a 1.7 percent increase excluding the impact of currency). The primary contributor was a decrease in our retail and business-to-business channels of 6.5 percent and 2.6 percent, respectively (a decrease of 1.9 percent and an increase of 2.3 percent, respectively, excluding the impact of currency), due to the devaluation of the peso and lower volumes. Partially offsetting this was a 4.5 percent increase in sales in our foodservice market channel (a 5.8 percent increase excluding currency fluctuation) due to stronger volume and favorable price and mix compared to the prior year period.

Net Sales — EMEA

Net sales in EMEA were $91.2 million in the first nine months of 2015, compared to $111.4 million in the first nine months of 2014, a decrease of 18.1 percent (a decrease of 1.4 percent excluding the impact of currency). The sales decrease was due to the devaluation of the euro and lower volume in all channels. Partially offsetting the reduction in volume is a favorable price and mix impact. Our strategy does not anticipate significant revenue growth in our EMEA segment. We are focused on opportunities to expand margins in a challenging economic environment.

Net Sales — U.S. Sourcing

Net sales in U.S. Sourcing were $67.5 million in the first nine months of 2015, compared to $59.7 million in the first nine months of 2014, an increase of 13.0 percent. The increase in sales resulted from increased shipments to a variety of customers in our foodservice channel.

Gross Profit

Gross profit increased to $147.1 million in the first nine months of 2015, compared to $142.9 million in the prior year period. Gross profit as a percentage of net sales increased to 24.4 percent in the nine months ended September 30, 2015 compared to 23.0 percent in the prior year period. Contributing to the $4.2 million increase in gross profit were a $13.6 million favorable impact from sales and a $4.0 million favorable impact from reduced electricity and natural gas pricing. In addition, gross profit in the first nine months of 2014 was unfavorably impacted by the furnace malfunction (a $5.9 million impact) and $1.0 million of restructuring charges relating to the realignment of production at our Shreveport, Louisiana manufacturing facility. While these unfavorable items did not recur in 2015, gross profit for the first nine months of 2015 was negatively impacted by an unfavorable currency impact of $11.4 million, $4.2 million of net operating inefficiencies including, among other items, the production stoppages for improved air quality in our China facility and our new glass technology ramp-up in our Shreveport, Louisiana facility and increased employee benefit costs of $5.0 million primarily driven by pension and healthcare.

Income From Operations

Income from operations for the nine months ended September 30, 2015 decreased $5.6 million, to $48.2 million, compared to $53.7 million in the prior year period. Income from operations as a percentage of net sales was 8.0 percent for the nine months ended September 30, 2015, compared to 8.7 percent in the prior-year period. The decrease in income from operations is attributable to the increase in gross profit of $4.2 million (discussed above), offset by a $9.7 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses is the result of $5.7 million of investments in our Own the Moment growth initiatives (the development of new products and expanded marketing and selling capabilities), $4.2 million of reorganization charges to support our growth strategy, $1.3 million of additional share-based compensation expense due to the increase in our stock price, and $0.2 million of executive retirement charges. Partially offsetting these increases is a reduction of $1.9 million in incentive compensation expense.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the nine months ended September 30, 2015 increased by $41.6 million to $49.5 million from $7.9 million in the first nine months of 2014. EBIT as a percentage of net sales increased to 8.2 percent in the first nine months of 2015, compared to 1.3 percent in the prior year period. The increase in EBIT results from the non-repeating 2014 charges of $47.2 million for the loss on redemption of debt related to our debt refinancing in the second quarter of 2014, partially offset by the decrease in income from operations (discussed above).

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Nine months ended September 30,
(dollars in thousands)	2015	2014
Americas	$68,788	$73,464
EMEA	$1,274	$3,072
U.S. Sourcing	$6,600	$5,375
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

Segment EBIT — Americas

Segment EBIT decreased to $68.8 million in the first nine months of 2015, compared to $73.5 million in the first nine months of 2014. Segment EBIT as a percentage of net sales decreased to 16.5 percent for the nine months ended September 30, 2015, compared to 17.3 percent in the prior year nine month period. The primary drivers of the $4.7 million Segment EBIT decrease were an unfavorable $7.6 million currency impact mainly due to the Mexican peso, $2.8 million in growth initiatives to support our Own the Moment strategy, $3.7 million related to operating inefficiencies, including among other items the ramp-up costs associated with our new glass technology at our Shreveport, Louisiana facility, a $1.6 million increase in healthcare costs, an additional $1.3 million in pension and non-pension postretirement welfare expenses, and $0.7 million in increased depreciation expense. Partially offsetting these were a $10.6 million favorable impact from sales and $3.7 million in reduced electricity and natural gas pricing.

Segment EBIT — EMEA

Segment EBIT decreased by $1.8 million to $1.3 million for the first nine months of 2015, compared to $3.1 million in the prior year period. Segment EBIT as a percentage of net sales decreased to 1.4 percent for the nine months ended September 30, 2015, compared to 2.8 percent in the prior year nine month period. The primary drivers of the $1.8 million decrease in Segment EBIT were $1.2 million in unfavorable production activity and $1.0 million in growth initiatives to support our Own The Moment strategy, partially offset by a $0.5 million favorable impact from sales.

Segment EBIT — U.S. Sourcing

Segment EBIT increased to $6.6 million for the first nine months of 2015, compared to $5.4 million in the prior year period. Segment EBIT as a percentage of net sales for U.S. Sourcing increased to 9.8 percent for the first nine months of 2015, compared to 9.0 percent in the prior-year period. The primary driver of the $1.2 million increase in Segment EBIT was the impact of increased sales volume in the foodservice channel.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $42.0 million in the first nine months of 2015, to $80.7 million, compared to $38.7 million in the year-ago period. As a percentage of net sales, EBITDA increased to 13.4 percent in the first nine months of 2015, from 6.2 percent in the year ago period. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), with the biggest driver being the $47.2 million loss on redemption of debt in 2014.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.5 million in the first nine months of 2015, to $85.2 million, compared to $92.7 million in the first nine months of 2014. As a percentage of net sales, Adjusted EBITDA was 14.1 percent for the first nine months of 2015, compared to 14.9 percent in the year ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income (loss) to EBIT, EBITDA and Adjusted EBITDA.

	Nine months ended September 30,
(dollars in thousands)	2015	2014
Net income (loss)	$34,225	$(14,794)
Add: Interest expense	13,762	17,984
Add: Provision for income taxes	1,476	4,703
Earnings before interest and income taxes (EBIT)	49,463	7,893
Add: Depreciation and amortization	31,286	30,837
Earnings before interest, taxes, depreciation and amortization (EBITDA)	80,749	38,730
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 4) (1)	—	47,191
Furnace malfunction (see note 14) (2)	—	5,882
Derivatives (3)	(125)	(70)
Executive retirement	235	—
Environmental obligation (see note 14) (4)	123	—
Reorganization charges (5)	4,191	—
Restructuring charges (see note 5) (6)	—	985
Adjusted EBITDA	$85,173	$92,718
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

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Third Quarter 2015 Compared with Third Quarter 2014 above.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $34.2 million, or $1.54 per diluted share, in the first nine months of 2015, compared to a net loss of $(14.8) million, or $(0.68) per diluted share, in the year ago period. Net income (loss) as a percentage of net sales was 5.7 percent in the first nine months of 2015, compared to (2.4) percent in the first nine months of 2014. The increase in net income and diluted net income per share is generally due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above, including the $47.2 million loss on redemption of debt in 2014, a $4.2 million reduction in interest expense and a $3.2 million decrease in the provision for income taxes. The decrease in interest expense is primarily driven by a lower interest rate from the debt refinancing completed in the second quarter of 2014. The effective tax rate was 4.1 percent for the first nine months of 2015, compared to (46.6) percent in the year-ago period. The effective tax rate was generally influenced by foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, non-taxable foreign translation gains, and other activity in jurisdictions with recorded valuation allowances.

Outlook

For the full year of 2015, we expect net sales growth on a constant currency basis to be approximately one percent as compared to the full year of 2014. Given the continued volatility in the peso combined with a lower revenue projection, we now expect full year Adjusted EBITDA margins to be approximately 14 percent. Adjusted EBITDA, a non-GAAP financial measure, is a useful metric for evaluating our financial performance. For a reconciliation from net income (loss) to Adjusted EBITDA, see the “Adjusted EBITDA” section above in the Discussion of Third Quarter 2015 Compared to Third Quarter 2014 and the reasons we believe this non-GAAP financial measure is useful.

We expect capital expenditures for the full year 2015 of $55.0 million to $58.0 million, which includes $16.0 million to $17.0 million related to investments in our new glass technology.

Given the lower than expected sales volumes in the second half of 2015 and the pipeline build for new products, we expect working capital to increase by 6 percent to 8 percent, or $10.0 million to $15.0 million, as compared to working capital at December 31, 2014.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at September 30, 2015, we had borrowed $7.0 million, issued letters of credit of $6.6 million, and had $0.3 million in rent reserves and $2.4 million in mark-to-market reserves for natural gas. As a result, we had $83.7 million of unused availability. In addition, we had $30.1 million of cash on hand at September 30, 2015, compared to $60.0 million of cash on hand at December 31, 2014. Of our total cash on hand at September 30, 2015 and December 31, 2014, $26.8 million and $33.7 million, respectively, were held in foreign subsidiaries. A portion of this cash can be repatriated primarily through the repayment of intercompany loans without creating additional income tax expense. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2015	December 31, 2014
Accounts receivable — net	$96,738	$91,106
DSO (1)	42.3	39.0
Inventories — net	$199,115	$169,828
DIO (2)	87.1	72.7
Accounts payable	$63,921	$82,485
DPO (3)	28.0	35.3
Working capital (4)	$231,932	$178,449
DWC (5)	101.4	76.4
Percentage of net sales	27.8%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $231.9 million at September 30, 2015, an increase of $53.5 million from December 31, 2014. Our working capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. In addition, during 2015 we have introduced a large number of new products and have added inventory in connection with our partnerships with Spiegelau (new retail license), Schonwald and Reed and Barton. Our increase in working capital is primarily due to additional inventories resulting from seasonality, new products and lower sales volume than anticipated, increased accounts receivable related to timing of collections, and lower accounts payable. The impact of currency (primarily driven by the euro and peso) decreased total working capital by $10.6 million at September 30, 2015, in comparison to December 31, 2014. As a result of the factors above, working capital as a percentage of the last twelve-month net sales increased to 27.8 percent at September 30, 2015 from 20.9 percent at December 31, 2014, but was more comparable to the 25.7 percent for the period ended September 30, 2014.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
Borrowings under ABL Facility	floating	April 9, 2019	$7,000	$—
Term Loan B	floating	April 9, 2021	434,500	437,800
RMB Working Capital Loan	6.78%	July, 2015	—	3,258
AICEP Loan	0.00%	January, 2016 to July 30, 2018	3,559	3,846
Total borrowings			445,059	444,904
Less — unamortized discount			862	982
Total borrowings — net (1)			$444,197	$443,922
____________________________________

(1)	The total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $445.1 million and $444.9 million at September 30, 2015 and December 31, 2014, respectively. Of our total borrowings, $441.5 million, or approximately 99.2 percent, were subject to variable interest rates at September 30, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.4 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.3 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Cash Flow

The following table presents key drivers to our free cash flow for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net cash provided by operating activities	$17,542	$19,073	$32,048	$19,053
Capital expenditures(2)	(8,244)	(16,693)	(41,480)	(38,528)
Proceeds from furnace malfunction insurance recovery	—	—	—	2,350
Proceeds from asset sales and other	—	3	2	7
Free Cash Flow(1)	$9,298	$2,383	$(9,430)	$(17,118)
________________________________________

(1)
We define Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from furnace malfunction insurance recovery and proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

(2)
Capital expenditures for the three and nine months ended September 30, 2015 includes $2.5 million and $6.1 million, respectively, for capital expenditures paid in the current period but incurred in a prior period.

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

Discussion of Third Quarter 2015 vs. Third Quarter 2014 Cash Flow

Our net cash provided by operating activities was $17.5 million in the third quarter of 2015, compared to $19.1 million in the third quarter of 2014, a decrease of $1.5 million. Contributing to the decrease in cash flow from operations was a $5.5 million impact of income taxes that is partially offset by a favorable change in working capital of $3.6 million (accounts receivable, inventories, and accounts payable).

Our net cash used in investing activities was ($8.2) million and ($16.7) million in the third quarter of 2015 and 2014, respectively, primarily representing capital expenditures.
Net cash used in financing activities was ($10.2) million in the third quarter of 2015, compared to ($0.5) million in the year-ago quarter. Third quarter 2015 reflects the payment on our ABL Facility of ($7.0) million, a quarterly Term Loan B payment of ($1.1) million and dividends of ($2.4) million. The third quarter 2014 reflects a quarterly Term Loan B payment of ($1.1) million and other net repayments of ($2.0) million, offset by the net proceeds drawn on the ABL Facility of $1.9 million and proceeds from stock option exercises of $0.8 million.
Our Free Cash Flow was $9.3 million during the third quarter of 2015, compared to $2.4 million in the year-ago quarter, an increase of $6.9 million. The primary contributor to this change was the reduction in capital expenditures of $8.4 million in the third quarter of 2015 as compared to the third quarter of 2014.
Discussion of First Nine Months 2015 vs. First Nine Months 2014 Cash Flow

Our net cash provided by operating activities was $32.0 million and $19.1 million in the first nine months of 2015 and 2014, respectively, an increase of $13.0 million. Favorably impacting cash flow from operations were a favorable change in prepaids of $8.5 million (primarily related to prepaid value added tax), lower interest payments of $3.6 million, lower tax payments of $2.0 million, lower pension and non-pension payments of $1.5 million, and the non-repeating terminated interest rate swap payment of $1.1 million. Partially offsetting these was an unfavorable change in working capital of $5.2 million (accounts receivable, inventories, and accounts payable).
Our net cash used in investing activities was ($41.5) million in the first nine months of 2015, primarily representing capital expenditures. Our net cash used in investing activities was ($36.2) million in the first nine months of 2014, representing capital expenditures offset by $2.4 million of proceeds from the furnace malfunction insurance recovery.
Net cash provided by (used in) financing activities was ($18.7) million in the first nine months of 2015, compared to $0.2 million in the year-ago period. Uses of cash in the first nine months of 2015 included the purchase of treasury shares of ($15.3) million, dividends of ($7.2) million, Term Loan B payments of ($3.3) million, and other debt repayments of ($3.3) million. These were partially offset by the net proceeds drawn on the ABL Facility of $7.0 million and proceeds from stock option exercises of $3.3 million. Uses of cash in the first nine months of 2014 included the impact of the Senior Secured Notes refinanced to the Term Loan B of ($10.4) million, the first quarterly Term Loan B payment of ($1.1) million, and other net repayments of ($0.1) million, offset by the net proceeds drawn on the ABL Facility of $8.9 million and proceeds from stock option exercises of $2.9 million.
Our Free Cash Flow was ($9.4) million during the first nine months of 2015, compared to ($17.1) million in the first nine months of 2014, a favorable change of $7.7 million. The primary contributors to this change were the $13.0 million favorable cash flow impact from operating activities in the current period, offset by a ($5.3) million unfavorable cash flow impact from investing activities, as discussed above.
Derivatives

We use commodity futures contracts related to forecasted future North American natural gas requirements. The objective of these futures contracts is to reduce the effects of fluctuations and price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2015, we had commodity futures contracts for 3,120,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $2.3 million liability. We have hedged a portion of our forecasted transactions through December 2016. At December 31, 2014, we had commodity futures contracts for 3,850,000 million BTUs of natural gas with a fair market value of a $2.9 million liability. The counterparties for these derivatives were rated BBB+ or better as of September 30, 2015, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of debt in order to convert a portion of our floating rate Term Loan B debt into fixed rate debt and to fix a series of our future interest payments. The interest rate swap has an effective date of January 11, 2016, matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent when including the credit spread. At September 30, 2015, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of September 30, 2015.

The fair market value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future fixed cash payments and the discounted future variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate agreement at September 30, 2015 is a $3.2 million liability.

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

At September 30, 2015, we continued to record full valuation allowances in the U.S. and the Netherlands of approximately $48.0 million and $9.8 million, respectively. While we have experienced some positive trends recently in these regions with our improved financial performance, management continues to conclude that the negative evidence outweighs the positive; however, the weight of that negative evidence in the U.S. is decreasing as our cumulative income position strengthens.

If the U.S. substantially achieves forecasted profitability through 2015 and if the 2016 business plan currently under development indicates continued profitability, the positive evidence considered in supporting a valuation allowance release in the U.S. will continue to strengthen and we may be in a position to release all or a portion of the valuation allowance against our U.S. deferred tax assets as early as the fourth quarter of 2015. This would result in a significant benefit to net income in the quarter in which the valuation allowance is released.

Pension

During the third quarter of 2015, we were notified by the Dutch Central Bank, the agency that governs pension administration in The Netherlands, that we must liquidate our direct ownership of our Dutch pension plan no later than March 31, 2016. As a result, we expect to record a one-time pension settlement charge and to remove the pension liability from our balance sheet during the fourth quarter of 2015.

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

Interest Rates

We are exposed to market risks associated with changes in interest rates on our debt. We had $441.5 million of debt subject to variable interest rates at September 30, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.4 million on an annual basis.

We have an interest rate swap agreement with respect to $220.0 million of debt in order to convert a portion of our floating rate Term Loan B debt into fixed rate debt and to fix a series of our future interest payments. The interest rate swap has an effective date of January 11, 2016, matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent when including the credit spread. At September 30, 2015, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of September 30, 2015.

Natural Gas

We are exposed to market risks associated with changes in the price of natural gas. We use commodity futures contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these futures contracts is to limit the fluctuations in prices paid and potential volatility in earnings or cash flows from price movements in the underlying natural gas commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged or have been de-designated, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these futures contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of September 30, 2015.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2015	—	—	—	1,052,542
August 1 to August 31, 2015	—	—	—	1,052,542
September 1 to September 30, 2015	—	—	—	1,052,542
Total	—	—	—	1,052,542
__________________________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this plan. In 2003, 1,500,000 shares of our common stock were purchased. No additional shares were purchased from 2004 through 2013. In 2014, we repurchased 34,985 shares in the open market for $1.1 million. In January 2015, our board of Directors increased the current stock repurchase authorization by an additional 500,000 shares. During the first nine months of 2015, we repurchased 412,473 shares in the open market for $15.3 million.

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

10.15
Form of Employment Agreement dated as of October 31, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on November 3, 2011 and incorporated herein by reference) (as to each of Daniel P. Ibele and Timothy T. Paige).

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

10.19
Executive Severance Compensation Policy dated as of May 11, 2015 (filed as Exhibit 10.19 to Libbey Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

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

Libbey Inc.

Date:	November 6, 2015	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer