Form 10-K
period 2015-12-31
LIBBEY INC
filed 2016-02-29
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (based on the consolidated tape closing price on June 30, 2015) of the voting stock beneficially held by non-affiliates of the registrant was approximately $882,192,802. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 22, 2016 was 21,765,037.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2016 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant's 2015 Annual Report to Shareholders where indicated.

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

Growth Strategy

Our strategic vision is to “Own every Moment, from the smallest occasions to life’s major celebrations”. Our “Own the Moment” strategy to accomplish this vision is built on the following concepts:

•	Aggressively focus and invest in driving profitable growth and building on our positions of strength in the U.S. and Canada and Latin America. This entails the following:

◦	Expanding around our core Foodservice business;

◦	Investing in product development and innovation that drive value and differentiation with our key retail accounts;

◦	Growing revenue in both the core and adjacent product categories in all channels;

•	Driving efficiencies and pursuing low cost investments to maximize the returns in our Europe, Middle East and Africa (EMEA) and Asia Pacific regions. This entails the following:

◦	Focusing our European business on cost savings, capital efficiency and targeted investments that drive greater value and differentiation from our competitors;

◦	Expanding our core foodservice business and driving growth in the large business-to-business market in Asia Pacific;

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

Our broad manufacturing base enables us to provide our customers with an extensive offering across multiple price points by sourcing products from our low-cost manufacturing facilities in Mexico and China to complement products manufactured at our higher-cost manufacturing facilities in our other regions. We believe that our facility in Mexico is one of the largest in the Western Hemisphere, and we believe that it has additional opportunities for expansion. We are continuing to focus on improving productivity, equipment availability and quality, all of which enable us to produce more glass pieces without adding assets.

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

Through distribution and licensing arrangements, Libbey offers a complete premium tabletop offering to service fine dining and event experiences. Effective February 1, 2013, we have an agreement in which we became the exclusive distributor of Spiegelau and Nachtmann glassware and serveware products to the U.S. foodservice industry. Spiegelau is known for its fine stemware and other drinkware assortments. Nachtmann offers a variety of upscale serveware, decorative products, stemware and drinkware for finer dining establishments. Effective July 1, 2015, we further extended our partnership with Spiegelau to also become the exclusive U.S. distributor of their glassware lines in the retail industry. Effective January 1, 2015, we have an agreement with Schönwald to become their exclusive foodservice distributor for dinnerware products in the U.S. and Canada. Schönwald is one of the world's leading providers of high-end porcelain and bone china for food service. In addition, effective January 1, 2015, we have an agreement with Reed & Barton to become their licensed foodservice distributor for flatware products in the U.S. and Canada. Established in 1824, Reed & Barton is one of the oldest and largest privately-held tableware and giftware companies.

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

Sales, Marketing and Distribution

In 2015, approximately 77 percent of our sales were to customers located in North America, and approximately 23 percent of our sales were to customers located outside of North America. We sell our products to over 100 countries around the world, competing in the tableware markets of EMEA, Latin America and Asia Pacific, as well as the U.S. and Canada.

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

Retail

Our primary customers in the retail channel include mass merchants, specialty housewares stores and value-oriented retailers. Based on data we received from Retail Tracking Services of NPD Group, we continue to maintain our leading U.S. market share in the retail market for casual glass beverageware. Royal Leerdam® and Crisa® products, from Libbey Holland and Libbey Mexico respectively, are sold to similar retail customers in Europe and Mexico. With this retail representation, we are positioned to successfully introduce profitable new products. We also operate outlet stores in the U.S. and Mexico. In addition, we sell via internet retailers.

Business-to-Business

Libbey Holland and Libbey Portugal supply glass tableware to the business-to-business channel of distribution in Europe. Customers in this channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale. Our customers for products sold in the business-to-business channel in Latin America and the U.S. and Canada include drink companies and custom decorators of glassware for promotional purposes and resale. Additionally, our products sold in the business-to-business channel include products for candle and floral applications, blender jars and washing machine windows. The craft industries and gourmet food-packing companies are also business-to-business consumers of our glassware.

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

Backlog

As of December 31, 2015, our backlog was approximately $67.5 million, compared to approximately $78.9 million at December 31, 2014. The decrease was caused primarily by timing of order fulfillment and currency translation effects. Backlog includes orders confirmed with a purchase order for products scheduled to be shipped to customers in a future period. Because orders may be changed and/or canceled, we do not believe that our backlog is necessarily indicative of actual sales for any future period and expect that the majority of these orders will be fulfilled within the current year.

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

Our core competencies include our glass engineering excellence and world-class manufacturing development techniques. Our focus is to increase the quality of our products, develop innovative new product offerings and enhance the profitability of our business through research and development, including adjacent technology, safety and risk mitigation techniques. We will continue to invest in strategic research and development projects that will further enhance our ability to compete in our core business.

We employ a team of engineers, in addition to external consultants and university collaboration studies in sciences, to conduct research and development. Our expenditures on research and development activities related to new and/or improved products and processes were $6.1 million in 2015, $6.2 million in 2014 and $3.4 million in 2013. These costs were expensed as incurred.

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

King Road Landfill
We have shipped, and we continue to ship, waste materials for off-site disposal. However, we are not named as a potentially responsible party with respect to any waste disposal site matters pending prior to June 24, 1993, the date of Libbey's initial public offering and separation from Owens-Illinois, Inc. (Owens-Illinois). Owens-Illinois has been named as a potentially responsible party or other participant in connection with certain waste disposal sites to which we also may have shipped wastes prior to June 24, 1993. We may bear some responsibility in connection with those shipments. Pursuant to an indemnification agreement between Owens-Illinois and Libbey, Owens-Illinois agreed to defend and hold us harmless against any costs or liabilities we may incur in connection with any such matters identified and pending as of June 24, 1993, and to indemnify us for any liability that results from these matters in excess of $3.0 million.

In January 1999, the Board of Commissioners of Lucas County, Ohio (which we refer to as the "County") instituted a lawsuit against Owens-Illinois, Libbey and numerous other defendants in the U.S. District Court for the Northern District of Ohio to recover costs incurred to address contamination from the King Road landfill formerly operated by the County. The Board of Commissioners dismissed the lawsuit without prejudice in October 2000. On September 12, 2012, the Ohio Department of Environmental Protection (which we refer to as “Ohio EPA”) selected the remedy to be implemented by the County; however, members of the potentially responsible party group appealed Ohio EPA’s decision. On September 9, 2014, Ohio EPA issued a modified decision document limiting the environmental remedy to require supplemental cover activities on only one acre of the 109-acre landfill site and to define the extent of a no-well zone. Ohio EPA then issued to the County (but not to any other potentially-responsible parties (which we call "PRPs")) an invitation to negotiate proposed orders with respect to the Remedial Design/Remedial Action plan. The County then asserted certain claims against the Company and other PRPs. Effective February 3, 2016, the County and PRPs entered into a Settlement Agreement pursuant to which the County agreed to undertake the required remediation and released the PRPs, including the Company, from any liability in connection with the matter. Owens-Illinois has satisfied the Company's obligation to pay certain sums to the County pursuant to the Settlement Agreement.

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

In connection with the above proceedings, an estimated environmental liability of $1.1 million and a recoverable amount of $0.6 million has been recorded in other long term assets in the Consolidated Balance Sheets at December 31, 2015. An estimated liability of $1.0 million and a recoverable amount $0.7 million has been recorded in other long term assets in the Consolidated Balance Sheets at December 31, 2014. Expense of $0.2 million and $0.3 million has been recorded in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

Although we continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment for environmental control activities were not material during 2015 or 2014 and are not expected to increase significantly in 2016.

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

We employed 6,543 persons at December 31, 2015. Approximately 71 percent of our employees are employed outside the U.S., and the majority of our employees are paid hourly and covered by collective bargaining agreements. Agreements with our unionized employees in Toledo, Ohio expire on September 30, 2016. Libbey Holland's collective bargaining agreement with its unionized employees expires on June 30, 2017. The agreement with our unionized employees in Shreveport, Louisiana is scheduled to expire on December 15, 2017. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Libbey China does not have written collective bargaining agreements with its unionized employees but does consult with the unions on various matters. We believe that our relations with our employees are good.

Executive Officers of the Registrant

Our executive officers have a wealth of business knowledge, experience and commitment to Libbey.

Name and Title	Professional Background
Sherry L. Buck Vice President, Chief Financial Officer
Ms. Buck, 52, joined Libbey as Vice President, Chief Financial Officer on August 1, 2012. Ms. Buck came to Libbey from Whirlpool Corporation (NYSE: WHR), which she joined in 1993 and where she most recently served as Chief Financial Officer, Global Product and Enterprise Cost Leadership, since October 2010. From 2009 to October 2010, Ms. Buck was Vice President, Finance - U.S., and from 2007 to the end of 2008 she served as Vice President, Cost Leadership. Previous roles with Whirlpool included Vice President, Finance - International and Corporate Vice President, Business Performance Management.

Annunciata Cerioli Vice President, Chief Supply Chain Officer
Ms. Cerioli, 54, joined Libbey as Vice President, Chief Supply Chain Officer, on December 1, 2014. Ms. Cerioli came to Libbey from Borden Dairy Co., where she served as Senior Vice President Supply Chain since August 2011. Previously, Ms. Cerioli held various positions at the Kellogg Company (NYSE: K), which she joined in 1990. Ms Cerioli's most recent role at Kellogg was Senior Vice President Supply Chain for the Kellogg Morning Food Division, Kellogg's largest business unit, a position she held from October 2009 to January 2011. Other roles with Kellogg included Vice President, Manufacturing, Snacks Division from 2008 to 2009, Director of Manufacturing, Kellogg Europe from 2005 to 2008, and various earlier positions in the manufacturing, supply chain and human resources departments of Kellogg and its international affiliates and subsidiaries.

William A. Foley Chief Executive Officer and Chairman of the Board
Mr. Foley, 68, has been Chief Executive Officer and Chairman of the Board of Libbey since January 12, 2016. Before assuming the role as Chief Executive Officer and Chairman of the Board, Mr. Foley served as Independent Chairman of the Board since August 2011 and a Director since 1994. Mr. Foley served as Chairman and Chief Executive Officer of Blonder Accents, LLC from June 2011 until November 2011 and served as Chairman and Chief Executive Officer of Blonder Company from 2008 until June 2011. Previously, Mr. Foley was President and a director of Arhaus, Inc.; co-founder of Learning Dimensions LLC; Chairman and Chief Executive Officer of LESCO Inc.; and Chairman and Chief Executive Officer of Think Well Inc. Mr. Foley also fulfilled the roles of Vice President, General Manager for The Scotts Company Consumer Division, and Vice President and General Manager of Rubbermaid Inc.'s Specialty Products division. Mr. Foley spent the first 14 years of his career with Anchor Hocking Corp. in various positions, including Vice President of Sales & Marketing of the Consumer and Industrial Products Group. Mr. Foley is a member of the Board of Directors of Myers Industries, Inc. (NYSE:MYE) (since 2010) and is President of the Indiana University Foundation Board of Associates (since 2006).

Name and Title	Professional Background
Susan A. Kovach Vice President, General Counsel and Secretary
Ms. Kovach, 56, has been Vice President, General Counsel and Secretary of Libbey Inc. since July 2004, having joined Libbey in December 2003 as Vice President, Associate General Counsel and Assistant Secretary. Ms. Kovach was Of Counsel to Dykema Gossett PLLC from 2001 through November 2003. She served from 1997 to 2001 as Vice President, General Counsel and Corporate Secretary of Omega Healthcare Investors, Inc. (NYSE: OHI) and from 1998 to 2000 as Vice President, General Counsel and Corporate Secretary of Omega Worldwide, Inc., a NASDAQ-listed firm. Prior to joining Omega Healthcare Investors, Inc., Ms. Kovach was a partner in Dykema Gossett PLLC from 1995 through November 1997 and an associate in Dykema Gossett PLLC from 1985 to 1995.

Salvador Miñarro Villalobos Vice President, General Manager, U.S. and Canada
Mr. Miñarro, 45, has been Vice President, General Manager, U.S. and Canada since April 1, 2015. From August 2012 through March 2015, Mr. Miñarro was Vice President, General Manager, Latin America and Mexico. From November 2009 until August 2012, Mr. Miñarro was Managing Director, Libbey Mexico. From June 2006 until November 2009, Mr. Miñarro served as Commercial Director of Libbey Mexico.  From 2004 until Libbey acquired the remaining 51% interest in the Vitrocrisa joint venture in June 2006, Mr. Miñarro was employed by Vitrocrisa S de RL de C.V. as Vice President, Sales and Marketing of the joint venture. Previous roles with the joint venture included Vice President of Sales for Vitrocrisa from 2001 to 2004 and Vice President, Administration and Finance for Vitrocrisa from 1998 to 2001.  In addition, Mr. Miñarro served as corporate finance manager for Vitro, S.A. from 1996 to 1998.

Timothy T. Paige Vice President, Human Resources
Mr. Paige, 58, has served as Vice President, Human Resources since March 2012. From December 2002 until February 2012, he was Vice President, Administration, and from January 1997 until December 2002, Mr. Paige was Vice President and Director of Human Resources of the Company. From May 1995 to January 1997, Mr. Paige was Director of Human Resources of the Company. Prior to joining the Company, Mr. Paige was employed by Frito-Lay, Inc. in various human resources management positions.

James H. White Vice President, Chief Operating Officer
Mr. White, 51, has served as Vice President, Chief Operating Officer since joining the Company on July 13, 2015. Mr. White came to Libbey from Ecolab, Inc. (NYSE:ECL), where he most recently served as Executive Vice President and President, Latin America since 2012. Mr. White’s previous positions at Ecolab include President, Asia Pacific and Latin America from 2011 to 2012, President, Europe, Middle East and Africa from 2007 to 2010, and Senior Vice President, Strategy and Marketing from 2005 to 2007. Before joining Ecolab, Mr. White was President of the U.S. Consumer Products Division of International Multifoods from 2001 to 2004. Mr. White’s previous experience includes various sales, marketing, finance and operations positions at The Pillsbury Company from 1992 to 2001, and serving as an associate marketing manager for General Mills, Inc. (NYSE:GIS) from 1989 to 1992.

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

The cost-competitiveness of our products, as compared to foreign competition, also may be reduced as a result of major fluctuations in the value of the euro, the Mexican peso, the Chinese yuan, which we refer to as the “RMB,” or the Canadian dollar relative to the U.S. dollar and other major currencies. For example, over the last two years the U.S. dollar has appreciated substantially against the euro, the Mexican peso and the RMB, as a result of which the purchasing power of those currencies effectively has been be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive in the U.S. with our U.S. manufactured products.

Our Mexican pension and U.S. and non-U.S. postretirement welfare plans are unfunded; in the future, levels of funding of our U.S. pension plans could decline and our pension expense could materially increase.

We have not funded, and under Mexican law we are not obligated to fund, our Mexican pension plan. As of December 31, 2015, the unfunded amount of the projected benefit obligation for the Mexican pension plan was $35.9 million. In addition, although we have closed participation in our U.S. pension and post-retirement welfare plans, many of our employees participate in, and many of our former employees are entitled to benefits under, our U.S. and non-U.S. defined benefit pension plans and post-retirement welfare plans.

In connection with our employee pension and postretirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and postretirement welfare expense, including pension settlement charges, for all U.S. and non-U.S. plans was $36.0 million and $13.5 million for the fiscal years ended December 31, 2015 and 2014, respectively. We expect our total pension and postretirement welfare expense for all U.S. and non-U.S. plans to decrease to $9.3 million in 2016. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. Based on 2015 year-end data, sensitivity to these key market risk factors is as follows:

•	A change of 1 percent in the discount rate would change our total pension and postretirement welfare expense by approximately $4.3 million.

•	A change of 1 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.2 million.

Declines in interest rates or the market value of securities held by our U.S. pension plan, or certain other changes, could materially reduce the funded status of those plans and affect our pension expense and the level and timing of minimum required contributions to the plans under applicable law.

Natural gas, the principal fuel we use to manufacture our products, is subject to fluctuating prices that could adversely affect our results of operations and financial condition.

Natural gas is the primary source of energy in most of our production processes. We do not have long-term contracts for natural gas and therefore are subject to market variables and widely fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas. As of December 31, 2015, we had fixed price contracts in place for approximately 55.8 percent of our estimated 2016 natural gas needs with respect to our North American manufacturing facilities and approximately 51.6 percent of our estimated 2016 natural gas needs with respect to our international manufacturing facilities. In some countries in which we operate, including China, our ability to put fixed priced contracts in place is limited. We spent $35.3 million and $41.3 million, respectively on natural gas for the year ended December 31, 2015 and 2014. We have no way of predicting to what extent natural gas prices will rise in the future. To the extent that we are not able to offset increases in natural gas prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

The market price of our common stock is subject to volatility.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include market conditions within the industries in which we operate, as well as general economic and market conditions, such as recessions; seasonality of our business operations; the general state of the securities markets and the market for stocks of companies in our industry; trading volumes; sales by holders of large amounts of our common stock; short selling; actual or anticipated variations in our operational results and cash flow; actual or anticipated variations in our earnings relative to our competition; changes in financial estimates by securities analysts; governmental legislation or regulation; and currency and exchange rate fluctuations.

Operational Risks

If we are unable to renegotiate collective bargaining agreements successfully when they expire, organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. The agreements with our unionized employees in Toledo, Ohio, expire on September 30, 2016. Libbey Holland's collective bargaining agreement with its unionized employees expires on June 30, 2017. The agreement with our unionized employees in Shreveport, Louisiana, is scheduled to expire on December 15, 2017. Libbey Mexico's collective bargaining agreements with its unionized employees have no expiration, but wages are reviewed annually and benefits are reviewed every two years. Libbey Portugal does not have a written collective bargaining agreement with its unionized employees but does have an oral agreement that is revisited annually. Libbey China does not have written collective bargaining agreements with its unionized employees but does consult with the unions on various matters.

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

In addition, we are dependent on the cooperation of our largely unionized workforce to implement and adopt our productivity initiatives that are critical to our ability to improve our production efficiency. The effect of strikes and other slowdowns may adversely affect the degree and speed with which we can adopt optimization objectives.

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

As of December 31, 2015, we had $436.9 million aggregate principal amount of debt outstanding. Although our ABL Facility credit agreement and Term Loan B Senior Secured Credit Agreement generally do not contain financial covenants, the credit agreements contain other covenants that limit our operational and financial flexibility, such as by:

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

Borrowings under our Senior Secured Term Loan B are at variable rates of interest and expose us to interest rate risk. Although we have entered into a forward interest-rate swap to fix the interest rate on $220.0 million of our Senior Secured Term Loan B, if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed were to remain the same. As a result, our net income and cash flows would decrease.

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

We face inventory risk.

We identify slow-moving and obsolete inventories and estimate appropriate loss provisions accordingly. No assurance can be given that we will not incur additional inventory charges. Such charges could materially adversely affect our financial condition and operating results.

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

Downgrades of our credit ratings could adversely impact us.

Our credit ratings are important to our cost of capital. The major debt rating agencies routinely evaluate our debt based on a number of factors, including our financial strength and business risk as well as transparency with rating agencies and timeliness of financial reporting. A downgrade in our debt rating could result in increased interest and other expenses on future borrowings. Downgrades in our debt rating could also restrict our access to capital markets.

If we have an asset impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2015 and 2014, we did not have any impairment related to goodwill, intangible assets or fixed assets. As of December 31, 2015, we had goodwill and other identifiable intangible assets of $180.5 million and net fixed assets of $272.5 million.

We conduct an impairment analysis at least annually related to goodwill and other indefinite lived intangible assets. This analysis requires our management to make significant judgments and estimates, primarily regarding expected growth rates, the terminal value calculation for cash flow and the discount rate, identifying similar companies with comparable business factors and assessing comparable multiples. We determine expected growth rates based on internally developed forecasts considering our future financial plans. We establish the terminal cash flow value based on expected growth rates, capital spending trends and investment in working capital to support anticipated sales growth. We estimate the discount rate used based on an analysis of comparable company weighted average costs of capital that considered market assumptions obtained from independent sources. We identified similar companies with comparable business factors such as size, growth, profitability, risk and return on investment. We identified comparable multiples that we felt were most relevant to Libbey. The estimates that our management uses in this analysis could be materially impacted by factors such as specific industry conditions, changes in cash flow from operations and changes in growth trends. In addition, the assumptions our management uses are management's best estimates based on projected results and market conditions as of the date of testing. Significant changes in these key assumptions could result in indicators of impairment when completing the annual impairment analysis. We assess our fixed assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We remain subject to future financial statement risk in the event that goodwill, other identifiable intangible assets or fixed assets become impaired. For further discussion of key assumptions in our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

The changes in the fair value of derivatives used as hedges would be reflected in our earnings if we have not elected hedge accounting, if our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur.

We have derivative financial instruments to hedge our interest rate risk. In addition, in order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in some currencies other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period, depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.” These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. If we do not elect hedge accounting, if our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges will impact our results of operations and could significantly impact our earnings.

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

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $48.1 million and $54.4 million for the years ended December 31, 2015 and 2014, respectively.

Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Charges related to our employee pension and postretirement welfare plans may adversely affect our results of operations and financial condition.

As part of our pension expense, we incurred pension settlement charges of $21.6 million and $0.8 million during 2015 and 2014, respectively. The 2015 charges were triggered by the unwinding of direct ownership of our Dutch defined benefit plan while 2014 charges were triggered by excess lump sum distributions to retirees and terminated vested employees. For further discussion of these charges, see note 9 to our Consolidated Financial Statements for the year ended December 31, 2015. We may incur further expenses related to our employee pension and postretirement welfare plans that could have a material adverse effect on our results of operations and financial condition.

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

We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2015 and 2014, those jurisdictions having a net deferred tax asset position where no valuation allowances are recorded had balances of $48.6 million and $9.0 million, respectively.

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

•
The impact of new accounting standards or pronouncements could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations with which we must comply are complex and continually changing. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance of U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or to our accounting policies on our financial statements going forward.

We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.

Our operations and properties, both in the U.S. and abroad, are subject to extensive laws, ordinances, regulations and other legal requirements relating to environmental protection, including legal requirements governing investigation and clean-up of contaminated properties as well as water discharges, air emissions, waste management and workplace health and safety. These legal requirements frequently change and vary among jurisdictions. For example, Chinese restrictions on air emissions have continued to evolve in the face of the extreme air pollution in China. Compliance with these requirements, or the failure to comply with these requirements, may have a material adverse effect on operations.

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

Estimates and assumptions that we make in accounting for our results from operations are dependent on future results, involve significant judgments, may be imprecise and may differ materially from actual results.

Several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made due to certain information used in preparation of our financial statements which is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. We believe that accounting for long-lived assets, goodwill, pension benefit plans, contingencies and litigation, and income taxes involves significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2015 we occupied the following square footage at plants and warehouse/distribution facilities:

	U.S. & Canada		Latin America		EMEA		Other
Location	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Toledo, Ohio:
Manufacturing	733,800	—
Warehousing/Distribution	713,100	408,200
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Monterrey, Mexico:
Manufacturing			684,000	—
Warehousing/Distribution			563,700	684,000
Leerdam, Netherlands:
Manufacturing					141,000	—
Warehousing/Distribution					127,000	442,000
Laredo, Texas:
Warehousing/Distribution	149,000	163,000
West Chicago, Illinois:
Warehousing/Distribution	—	249,000
Marinha Grande, Portugal:
Manufacturing					217,000	—
Warehousing/Distribution					193,000	—
Langfang, China:
Manufacturing							218,557	—
Warehousing/Distribution							232,000	53,820

These facilities have an aggregate floor space of 7.3 million square feet. We own approximately 64 percent and lease approximately 36 percent of this floor space. In addition to the facilities listed above, our headquarters (Toledo, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (in Toledo, Ohio and New York) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

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

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE MKT exchange under the symbol LBY. The price range for the Company's common stock as reported by the NYSE MKT exchange and dividends declared for our common stock were as follows:

	2015			2014
	Price Range		Cash Dividend Declared	Price Range		Cash Dividend Declared
	High	Low		High	Low
First Quarter	$40.00	$29.99	$0.11	$26.28	$19.19	$—
Second Quarter	$42.04	$37.25	$0.11	$28.00	$24.10	$—
Third Quarter	$41.67	$31.51	$0.11	$28.42	$22.36	$—
Fourth Quarter	$35.75	$21.21	$0.11	$32.07	$25.61	$—

The closing market price of our common stock on February 22, 2016 was $17.56 per share.

On February 22, 2016, there were 703 registered common shareholders of record. From February 2009 through year-end 2014, no dividends were paid. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Comparison of Cumulative Total Returns

The graph below compares the total stockholder return on our common stock to the cumulative total return for the Russell 2000 Index (“Russell 2000”), a small-cap index, and a peer group that we use for executive compensation purposes, as disclosed in the proxy statement for our 2016 Annual Meeting of shareholders. The index reflects the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any.

The graph assumes an $100 investment in our common stock on January 1, 2010, and also assumes investments of $100 in each of the Russell 2000 and the peer group, respectively, on January 1, 2010. The value of these investments on December 31 of each year from 2010 through 2015 is shown in the table below the graph.

Company/Index	Base Period Dec 2010	Indexed Returns Years Ending
		Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015
Libbey Inc.	100	82.35	125.08	135.75	203.23	139.71
Russell 2000 Index	100	95.82	111.49	154.78	162.35	155.18
Peer Group	100	92.69	122.92	173.45	175.44	171.83

Issuer Purchases of Equity Securities

Following is a summary of the 2015 fourth quarter activity in our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2015	—	$—	—	1,052,542
November 1 to November 30, 2015	—	$—	—	1,052,542
December 1 to December 31, 2015	—	$—	—	1,052,542
Total	—	$—	—	1,052,542
________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. There is no expiration date for this authorization. In 2003, 1,500,000 shares of our common stock were purchased. No additional shares were purchased from 2004 through the year ended December 31, 2013. In 2014, we repurchased 34,985 shares in the open market for $1.1 million. In January 2015, our Board of Directors increased the current stock repurchase authorization by an additional 500,000 shares. In 2015, we repurchased 412,473 shares in the open market for $15.3 million

Item 6. Selected Financial Data

Selected Financial Information is as follows:

Year ended December 31, (dollars in thousands, except percentages, per-share amounts and employees	2015(e) (f) (g)	2014(e) (f)	2013(b) (e) (f)	2012(e) (f)	2011(e) (f)
Operating Results:
Net sales	$822,345	$852,492	$818,811	$825,287	$817,056
Gross profit (b) (e)	$176,328	$203,145	$189,417	$195,185	$168,739
Gross profit margin	21.4%	23.8%	23.1%	23.7%	20.7%
Selling, general and administrative expenses (e)	$132,607	$121,909	$109,981	$113,896	$105,545
Income from operations (IFO) (b) (e)	$43,721	$81,236	$74,577	$81,289	$63,475
IFO margin	5.3%	9.5%	9.1%	9.8%	7.8%
Other income (expense) (e) (f)	$2,880	$(44,840)	$(871)	$(30,887)	$5,228
Earnings before interest and income taxes (EBIT) (b) (e) (f)	$46,601	$36,396	$73,706	$50,402	$68,703
EBIT margin	5.7%	4.3%	9.0%	6.1%	8.4%
Interest expense	$18,484	$22,866	$32,006	$37,727	$43,419
Income before income taxes (b) (e) (f)	$28,117	$13,530	$41,700	$12,675	$25,284
Provision (benefit) for income taxes (g)	$(38,216)	$8,567	$13,241	$5,709	$1,643
Effective tax rate	(135.9)%	63.3%	31.8%	45.0%	6.5%
Net income (b) (e) (f) (g)	$66,333	$4,963	$28,459	$6,966	$23,641
Net income margin	8.1%	0.6%	3.5%	0.8%	2.9%

Per-Share Amounts:
Diluted net income (b) (e) (f) (g)	$2.99	$0.22	$1.31	$0.33	$1.14
Dividends declared	$0.44	$—	$—	$—	$—

Other Information:
EBIT	$46,601	$36,396	$73,706	$50,402	$68,703
Depreciation & amortization (b)	$42,712	$40,388	$43,969	$41,471	$42,188
EBITDA (c) (e) (f)	$89,313	$76,784	$117,675	$91,873	$110,891
EBITDA margin	10.9%	9.0%	14.4%	11.1%	13.6%
Adjusted EBITDA (c) (h)	$116,131	$123,389	$135,317	$132,139	$112,805
Adjusted EBITDA margin	14.1%	14.5%	16.5%	16.0%	13.8%

Employees	6,543	6,553	6,437	6,663	6,907

Balance Sheet Data:
Total assets	$852,444	$822,938	$820,475	$789,919	$792,300
Total liabilities	$704,062	$745,484	$689,666	$765,443	$764,520
Working Capital (a)	$200,846	$178,449	$173,050	$172,687	$175,145
% of net sales	24.4%	20.9%	21.1%	20.9%	21.4%
Total borrowings - net	$431,019	$437,930	$402,388	$454,210	$390,091

Cash Flow Data:
Net cash provided by operating activities	$66,099	$81,871	$72,729	$8,497	$55,351
Capital expenditures	$48,136	$54,393	$49,407	$32,720	$41,420
Proceeds from asset sales and other	$7	$2,374	$81	$647	$17,700
Free Cash Flow (d)	$17,970	$29,852	$23,403	$(23,576)	$31,631
______________________________
Note: Prior years have been revised to conform with the 2015 presentation.

(a)	Defined as net inventory plus net accounts receivable, excluding receivable on furnace malfunction insurance claim, less accounts payable.

(b)
Includes $1,699 in 2013 of depreciation expense included in restructuring charges related to the capacity realignment at our Shreveport, Louisiana manufacturing facility, net of $(166) depreciation related to our furnace malfunction in Toledo, Ohio.

(c)
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA (adjusted earnings before interest, taxes, depreciation and amortization), non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess performance.

(d)
We believe that Free Cash Flow (net cash provided by operating activities, less capital expenditures, plus proceeds from asset sales and other), is a useful metric for evaluating our financial performance, as it is the measure that we use internally to assess performance.

(e)
Includes special items of $27,036, $(1,833) and $17,585 in 2015, 2014 and 2013, respectively and disclosed in notes 7, 9, 18 and 19 to the Consolidated Financial Statements. In 2012, we incurred charges of $5,150 for severance and $4,306 for pension settlement and curtailment charges. In 2011, we incurred charges of $2,722 for CEO transition expenses, $1,105 for severance, $2,719 for abandoned property, $817 for write down of unutilized fixed assets, $(1,021) credit from supplier, and $(84) for restructuring charges.

(f)
Includes $218, $(1,247), $(916), $265 and $284 in 2015, 2014, 2013, 2012 and 2011, respectively, for income (expense) related to hedge ineffectiveness on our natural gas contracts and interest rate swap, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting. It also includes $(47,191), $(2,518), $(31,075) and $(2,803) for (loss) on redemption of debt in 2014, 2013, 2012 and 2011, respectively. In 2013, we incurred a net gain of $1,844 on a furnace malfunction at our Toledo, Ohio manufacturing facility. Also, 2011 includes a gain of $6,863 on the sale of land at our Libbey Holland facility and sale of substantially all of the assets of the Traex® plastics product line.

(g)	Includes a tax benefit of $(43,805) in the fourth quarter of 2015 related to the reversal of substantially all of the remaining valuation allowance recorded against U.S. deferred tax assets.

(h)	Excludes items noted in (e) and (f) above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General Overview

Headquartered in Toledo, Ohio, we believe that we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and that we are one of the largest glass tableware manufacturers in the world. Our product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware, metal flatware, hollowware and serveware. We sell our products to foodservice, retail, and business-to-business customers in over 100 countries, with our sales to customers within North America accounting for approximately 77 percent of our total sales. We believe we are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we believe we are a leading manufacturer and marketer of casual glass beverageware in Europe, the Middle East and Africa (EMEA) and have a growing presence in Asia Pacific.

In the fourth quarter of 2015, we revised our reporting segments in connection with the transition of all regional business units reporting to our Chief Operating Officer who is also the Chief Operating Decision Maker. Under the new structure, our U.S. and Canada glass tableware business is combined with our U.S. and Canada sourcing business in order to be consistent with the way we manage and report our other segments. Our reporting segments continue to align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. We now report financial results for U.S. and Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Sales and Segment EBIT are based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

U.S. & Canada—includes worldwide sales of manufactured and sourced glass tableware and sourced ceramic dinnerware, metal tableware, hollowware and serveware having an end market destination in the U.S and Canada excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.

Latin America—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Latin America including glass products for OEMs that have an end market destination outside of Latin America.

EMEA—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

Other—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Executive Overview

During 2015, we operated in a competitive environment in a dynamic global economy where we experienced the impact of slow economic growth and the strengthening of the U.S. dollar. As the year progressed, and particularly in the second half of 2015, we saw economic conditions within some of our segments deteriorate further and a more aggressive competitive environment. The pressures on retailers, restaurants and consumer durable goods companies experienced in 2014 around the globe continued through all of 2015.

Consumer sentiment in the U.S. weakened in 2015, as major foodservice indices indicate same-store restaurant traffic decreased in the fourth quarter of 2015. This was the sixth consecutive quarter we have observed a decline in U.S. restaurant traffic. NPD Group continues to report full year 2015 downward trends for U.S. retail point-of-sale data for the glass beverageware category. The Latin American economy experienced low to no growth in 2015. The effects of declining oil prices, strengthening of the U.S. dollar, and reductions in governmental spending in Brazil, Colombia and Mexico are more than offsetting government stimulus efforts in Chile and Peru. The Mexican economy continues to advance at a slow pace following volatility in the peso exchange rate, tax reform, the decline in oil prices, and government spending cuts that were announced at the beginning of 2015 and that have dampened consumer confidence. The European economy is negatively impacted by the devaluation of the euro, the geopolitical situation between Europe and Russia, a changing retail landscape with fewer stores, more aggressive competition, high unemployment and the fear of deflation. China has been impacted over the past 18 to 24 months by slower economic growth rates. 2015 saw the weakest growth in 25 years. With the weaker economic growth and devaluation of the RMB, we have seen an increase in competition.

Our net sales for the year of $822.3 million were 3.5 percent lower than the prior year, or up 1.7 percent on a constant currency basis. Net sales were negatively impacted by a number of factors, including foreign currency and lower-than-expected retail sales, unfavorable macro-economic and geopolitical environments and increased competition. Our foodservice channel experienced net sales growth in 2015 of 5.8 percent (8.0 percent growth on a constant currency basis) in spite of the fact that U.S. restaurant traffic trends declined year-over-year for the sixth consecutive quarter, as reported by third party research firms Knapp-Track and Blackbox. Excluding the effects of currency, our business to business channel net sales grew 0.5 percent for the year 2015 as compared to 2014.

In January 2015, we announced our Own the Moment strategy, which called for a shift from an internal manufacturing driven focus to an external consumer and customer driven focus. In the U.S. and Canada and Latin America, we are focusing on and investing in driving profitable growth and building on our positions of strength. In our EMEA and Asia Pacific regions, we are driving cost savings, efficiencies and pursuing targeted investments to drive greater value and differentiation from our competitors. To support this shift we are building excellence across our supply chain, enhancing all of our commercial capabilities and investing in information technology. We also are investing in the development of key capabilities and talent to enable our Own the Moment strategy, including through a management reorganization to support our growth strategy that began in the second quarter of 2015 and continued through the end of 2015.

To reinforce our leadership in key market channels throughout the world, we continue to make substantial investments in new products. On July 6, 2015, we announced the launch of our new Libbey Signature™ (previously Perfect Signature™) product line into retail markets. This announcement represented the unveiling of the approximately $30.0 million investment in new glass technology at our Shreveport, Louisiana, manufacturing facility. Manufacturing of our unique ClearFire™ glassware is anticipated to reach normalized operating performance in early 2016. During the first quarter of 2016, we will continue to launch into foodservice markets a broader product line using the same technology in the Shreveport, Louisiana, facility under the Master's Reserve™ brand name.

Our Own the Moment strategy also includes a balanced capital allocation strategy that features an $0.11 per share quarterly dividend, a share repurchase program (our current authorization is 1.5 million shares) and reinvestment in the business. During 2015, we exceeded the goal of returning 50 percent of free cash flow to shareholders through dividends and share repurchases of $24.9 million. Since the inception of our repurchase program in December of 2014, we have repurchased over 447,400 shares of our stock at an average purchase price of approximately $36.51 per share, with the majority of the repurchases occurring in the first half of 2015. We expect to repurchase the remaining 1.1 million shares under our current authorization by year-end 2017.

Results of Operations

The following table presents key results of our operations for the years 2015, 2014 and 2013:

Year ended December 31,
(dollars in thousands, except percentages and per-share amounts)	2015	2014	2013
Net sales	$822,345	$852,492	$818,811
Gross profit (2)	$176,328	$203,145	$189,417
Gross profit margin	21.4%	23.8%	23.1%
Income from operations (IFO) (2)(3)	$43,721	$81,236	$74,577
IFO margin	5.3%	9.5%	9.1%
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$46,601	$36,396	$73,706
EBIT margin	5.7%	4.3%	9.0%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$89,313	$76,784	$117,675
EBITDA margin	10.9%	9.0%	14.4%
Adjusted EBITDA(1)	$116,131	$123,389	$135,317
Adjusted EBITDA margin	14.1%	14.5%	16.5%
Net income (2)(3)(4)	$66,333	$4,963	$28,459
Net income margin	8.1%	0.6%	3.5%
Diluted net income per share	$2.99	$0.22	$1.31
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

(2)
2015 includes $17.0 million in pension settlement charges due to unwinding direct ownership of our Dutch defined benefit pension plan and $0.2 million in charges for an environmental obligation related to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. 2014 includes a net gain of $4.8 million related to the 2013 furnace malfunction at our Toledo, Ohio, manufacturing facility; $1.0 million of charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility; and $0.3 million in charges for an environmental obligation related to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. 2013 includes a net $6.3 million loss of production at our Toledo, Ohio, manufacturing facility due to a furnace malfunction, $0.4 million of pension settlement charges and $1.7 million of accelerated depreciation on fixed assets that were impaired from discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility. (See notes 5, 7, 9 and 18 to the Consolidated Financial Statements.)

(3)
In addition to item (2) above, 2015 includes $4.6 million in pension settlement charges due to unwinding direct ownership of our Dutch defined benefit pension plan, $4.3 million of charges related to reorganization to support our growth strategy and $0.9 million of charges related to executive terminations. 2014 includes $0.8 million of pension settlement charges and $0.9 million for executive retirement. 2013 includes $4.9 million in charges related to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility, $1.8 million of pension settlement charges, $1.8 million for abandoned property charges and $0.7 million for an executive retirement. (See notes 5, 7, 9 and 18 to the Consolidated Financial Statements.)

(4)
In addition to item (3) above, 2015 includes income of $0.2 million related to hedge ineffectiveness on our natural gas contracts in Mexico. 2014 includes a loss of $47.2 million related to the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap; and $1.2 million related to hedge ineffectiveness primarily on natural gas contracts in Mexico. 2013 includes a net gain of $1.8 million related to the furnace malfunction at our Toledo, Ohio manufacturing facility, $0.9 million of expense related to hedge ineffectiveness, and a loss of $2.5 million related to the redemption of $45.0 million of Senior Secured Notes in May 2013. (See notes 6, 13, 17 and 18 to the Consolidated Financial Statements).

Discussion of 2015 vs. 2014 Results of Operations

Net Sales

For the year ended December 31, 2015, net sales decreased 3.5 percent to $822.3 million, compared to $852.5 million in the prior year. The decrease in net sales was primarily attributable to decreased sales of $24.9 million in EMEA and $23.0 million in Latin America, partially offset by increased net sales in U.S. and Canada of $15.6 million.

The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2015	2014
U.S. & Canada	$497,728	$482,094
Latin America	167,069	190,079
EMEA	122,664	147,587
Other	34,884	32,732
Consolidated	$822,345	$852,492

Net Sales — U.S. & Canada

Net sales in U.S. & Canada were $497.7 million, compared to $482.1 million in 2014, an increase of 3.2 percent. The primary contributor was a 7.5 percent increase in sales in our foodservice market channel due to a stronger volume and favorable mix in spite of the continuing decline in U.S. restaurant traffic. In addition, net sales increased 1.1 percent in our business-to-business channel. Partially offsetting these increases was a 2.5 percent decrease in retail sales due to weaker volume.

Net Sales — Latin America

Net sales in Latin America were $167.1 million, compared to $190.1 million in 2014, a decrease of 12.1 percent (a decrease of 1.3 percent excluding currency fluctuation). The sales decrease was primarily due to the devaluation of the peso and weaker retail volumes.

Net Sales — EMEA

Net sales in EMEA were $122.7 million, compared to $147.6 million in 2014, a decrease of 16.9 percent (a decrease of 1.4 percent excluding currency fluctuation). The sales decrease was due to the devaluation of the euro and lower volume in all channels, as we are experiencing the negative impacts from the macro-economy and increased competition. Partially offsetting the reduction in volume was a favorable price and mix impact. Our strategy does not anticipate significant revenue growth in our EMEA segment. We are focused on opportunities to expand margins in a challenging economic environment.

Gross Profit

Gross profit was $176.3 million in 2015, compared to $203.1 million in the prior year, a decrease of $26.8 million. Gross profit as a percentage of net sales decreased to 21.4 percent, compared to 23.8 percent in the prior year. The primary drivers of the $26.8 million decrease in gross profit were a negative currency impact of $14.4 million primarily related to the Mexican Peso, $20.1 million in higher pension costs primarily related to the unwinding of our Dutch defined benefit pension plan, $4.8 million related to the non-repeating net insurance proceeds from the furnace malfunction at our Toledo, Ohio, manufacturing facility, an increase of $2.5 million in repair and maintenance expense, and $4.5 million of net operating inefficiencies including, among other items, the production stoppages for improved air quality in our China facility and our new glass technology ramp-up at our Shreveport, Louisiana, facility. Partially offsetting these unfavorable factors were a favorable $13.5 million net sales impact mainly due to a better price and mix in our U.S. & Canada segment, favorable input costs of $4.0 million primarily for electricity and natural gas and lower non-income tax expense of $2.3 million.

Income From Operations

Income from operations for the year ended December 31, 2015 decreased $37.5 million, to $43.7 million, compared to $81.2 million in the prior year. Income from operations as a percentage of net sales was 5.3 percent for the year ended December 31, 2015, compared to 9.5 percent in the prior year. The decrease in income from operations is the result of the decrease in gross profit of $26.8 million (discussed above), an increase of $7.3 million in investments to increase commercial and marketing capabilities and increased advertising expense, $4.3 million in reorganization charges, a $4.4 million increase in pension expense driven by the unwinding of our Dutch defined benefit pension plan; all offset by a favorable currency impact of $4.7 million on selling, general and administrative expenses.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the year ended December 31, 2015 increased by $10.2 million, to $46.6 million in 2015 from $36.4 million in 2014. EBIT as a percentage of net sales increased to 5.7 percent in 2015, compared to 4.3 percent in the prior year. The increase in EBIT is a result of the inclusion in 2014 of $47.2 million for loss on redemption of debt and a favorable change of $0.5 million in other income partially offset by the decrease in income from operations of $37.5 million (discussed above).

Segment EBIT
The following table summarizes Segment EBIT(1) by operating segments:

Year ended December 31, (dollars in thousands)	2015	2014
U.S. & Canada	$80,406	$72,546
Latin America	$22,017	$32,909
EMEA	$1,251	$5,726
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

Segment EBIT — U.S. & Canada

Segment EBIT increased to $80.4 million in 2015 compared to $72.5 million in 2014. Segment EBIT as a percentage of net sales for U.S. & Canada increased to 16.2 percent in 2015, compared to 15.0 percent in the prior year. The primary drivers of the $7.9 million increase in Segment EBIT was a favorable sales impact of $17.1 million primarily driven by sales price, mix and volume and the non-repeat of the 2014 $0.8 million of non-income tax assessments. The favorable sales impact above is partially offset by an increase of $3.0 million in expense for investments to increase our commercial and marketing capabilities and increased advertising, $2.5 million increase in pension and healthcare costs, $2.1 million in increased costs related to external warehousing and repair and maintenance expense, and $2.9 million related to new glass technology ramp-up in our Shreveport, Louisiana, facility.

Segment EBIT — Latin America

Segment EBIT decreased to $22.0 million in 2015, compared to $32.9 million in 2014. Segment EBIT as a percentage of net sales for Latin America decreased to 13.2 percent in 2015, compared to 17.3 percent in the prior-year. The primary drivers of the $10.9 million decrease in Segment EBIT were an unfavorable currency impact of $9.3 million and an unfavorable sales impact of $3.4 million. These unfavorable items were partially offset by favorable input costs of $2.1 million primarily driven by lower prices of natural gas and electricity.

Segment EBIT — EMEA

Segment EBIT decreased to $1.3 million in 2015, compared to $5.7 million in 2014. Segment EBIT as a percentage of net sales for EMEA decreased to 1.0 percent in 2015, compared to 3.9 percent in the prior-year. The primary drivers of the $4.5 million decrease in Segment EBIT were a decrease in production activity of $2.1 million, the $1.5 million investment to primarily increase commercial, marketing and supply chain capabilities, and increased pension costs of $1.1 million.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $12.5 million in 2015, to $89.3 million, compared to $76.8 million in 2014. As a percentage of net sales, EBITDA increased to 10.9 percent in 2015, from 9.0 percent in 2014. The key contributors to the increase in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT) and an increase in depreciation and amortization expense of $2.3 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.3 million in 2015, to $116.1 million, compared to $123.4 million in 2014. As a percentage of net sales, Adjusted EBITDA was 14.1 percent for 2015, compared to 14.5 percent in 2014. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

Year ended December 31, (dollars in thousands)	2015	2014
Net income	$66,333	$4,963
Add: Interest expense	18,484	22,866
Add: Provision (benefit) for income taxes	(38,216)	8,567
Earnings before interest and income taxes (EBIT)	46,601	36,396
Add: Depreciation and amortization	42,712	40,388
Earnings before interest, taxes, deprecation and amortization (EBITDA)	89,313	76,784
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 6) (1)	—	47,191
Pension settlement (see note 9) (2)	21,693	774
Furnace malfunction (see note 18) (3)	—	(4,782)
Restructuring charges (see note 7) (4)	—	985
Reorganization charges (5)	4,316	—
Executive terminations	870	875
Environmental obligation (see note 18) (6)	157	315
Derivatives (see note 13) (7)	(218)	1,247
Adjusted EBITDA	$116,131	$123,389
____________________________________

(1)
Loss on redemption of debt for 2014 includes the write-off of unamortized finance fees and call premium payments on the $405.0 million Senior Secured Notes redeemed in April and May 2014, and the write-off of the debt carrying value adjustment related to the termination of the $45.0 million interest rate swap.

(2)
The pension settlement charge for 2015 relates to EMEA unwinding direct ownership of its Dutch defined benefit pension plan. The pension settlement charge for 2014 relates to excess lump sum distributions.

(3)	Furnace malfunction in 2014 relates to a $10.7 million insurance recovery, net of a loss of production of $5.9 million, at our Toledo, Ohio, manufacturing facility.

(4)	Restructuring charges relate to discontinuing production of certain glassware in North America and reducing manufacturing capacity at our Shreveport, Louisiana, facility.

(5)	Reorganization charges relate to management reorganization to support our growth strategy.

(6)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(7)
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

Net Income and Diluted Net Income Per Share

We recorded net income of $66.3 million, or $2.99 per diluted share, in 2015, compared to $5.0 million, or $0.22 per diluted share, in 2014. Net income as a percentage of net sales was 8.1 percent in 2015, compared to 0.6 percent in the prior year. The increase in net income and diluted net income per share is generally due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above, including the $47.2 million loss on redemption of debt in 2014, a $46.8 million favorable change in income taxes and a $4.4 million reduction in interest expense. The favorable income tax benefit includes a tax benefit of $55.8 million related to management's decision in the fourth quarter that a valuation allowance against its U.S. deferred tax assets was no longer necessary in addition to changes in the valuation allowance throughout the year caused principally by utilization of net operating loss carry forwards to offset current year pre-tax income. The decrease in interest expense is primarily driven by a lower interest rate from the debt refinancing completed in the second quarter of 2014. The effective tax rate was (135.9) percent for 2015 compared to 63.3 percent in 2014. The change in the effective tax rate was primarily driven by the release of the U.S. valuation allowance. Other less material factors were foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, non-taxable foreign translation gains, and other activity in jurisdictions with recorded valuation allowances.
Discussion of 2014 vs. 2013 Results of Operations

Net Sales

For the year ended December 31, 2014, net sales increased 4.1 percent to $852.5 million, compared to $818.8 million in the prior year. The increase in net sales was primarily attributable to increased sales of $22.5 million in the U.S. & Canada segment and $10.5 million in Latin America.

The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)	2014	2013
U.S. & Canada	$482,094	$459,575
Latin America	190,079	179,567
EMEA	147,587	146,455
Other	32,732	33,214
Consolidated	$852,492	$818,811
Net Sales — U.S. & Canada
Net sales in the U.S. & Canada were $482.1 million, compared to $459.6 million in 2013, an increase of 4.9 percent. The primary contributor was an 18.8 percent increase in sales in our business-to-business channel due to stronger volume, as well as smaller increases in both retail and foodservice sales of 2.4 percent and 2.2 percent, respectively. In aggregate, the severe winter weather in the U.S. and Canada during the first quarter 2014 reduced sales by $2.7 million, with over half of the impact in the foodservice channel. Additionally, the retail channel was impacted by our decision to exit the sale of certain low margin items as we reconfigured our U.S. & Canada manufacturing footprint.
Net Sales — Latin America

Net sales in Latin America were $190.1 million, compared to $179.6 million in 2013, an increase of 5.6 percent (an increase of 8.6 percent excluding currency fluctuation). The primary contributors were a sales increase of 6.0 percent and 5.1 percent in sales in our business-to-business and retail channels, respectively, driven primarily by strong sales volume and favorable price mix, as well as a 9.1 percent increase in our foodservice channel driven by higher volume.
Net Sales — EMEA

Net sales in EMEA were $147.6 million, compared to $146.5 million in 2013, an increase of 0.8 percent (an increase of 0.7 percent excluding currency fluctuation). The primary contributors to the increased net sales were the favorable product mix to EMEA customers and increased shipments.

Gross Profit

Gross profit increased to $203.1 million in 2014, compared to $189.4 million in the prior year. Gross profit as a percentage of net sales increased to 23.8 percent, compared to 23.1 percent in the prior year. The primary drivers of the $13.7 million increase in gross profit were the realization of cost savings of $10.3 million from the North American capacity realignment; $9.1 million in net increased production activity compared to 2013, when significant furnace rebuilds resulted in a reduction in capacity utilization; an $11.1 million favorable impact in 2014 compared to 2013 related to the furnace malfunction at our Toledo, Ohio, manufacturing facility, primarily related to insurance proceeds received in 2014; reduced pension and postretirement welfare expense of $4.6 million; lower incentive compensation of $2.6 million; and lower charges in 2014 compared to 2013 related to the North American capacity realignment of $0.7 million. Partially offsetting these favorable factors were $7.0 million in costs associated with an earlier-than-planned furnace repair; increase input (primarily natural gas, electricity and packaging) and freight costs of $5.6 million and $5.2 million, respectively; an unfavorable currency impact of $4.5 million primarily related to the Mexican peso; the unfavorable impact of the severe winter weather of $1.3 million in the first quarter of 2014 and non-income tax assessments of $0.8 million.

Income From Operations

Income from operations for the year ended December 31, 2014 increased $6.7 million, to $81.2 million, compared to $74.6 million in the prior year. Income from operations as a percentage of net sales was 9.5 percent for the year ended December 31, 2014, compared to 9.1 percent in the prior year. The increase in income from operations is the result of the increase in gross profit of $13.7 million (discussed above) and the favorable impact in 2014 of a reduction in restructuring charges compared to the prior-year period, when we recorded $4.9 million of restructuring charges related to the discontinuation of production of certain glassware in North America and the reduction of manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. Offsetting this was an increase in selling, general and administrative expense of $11.9 million, primarily the result of $10.4 million in growth investments and $0.8 million on unplanned non-income tax assessments. The growth investments include the development of new products, additional sales force, expanded marketing capabilities, and our new capital allocation and Own the Moment strategies.

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

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

Year ended December 31, (dollars in thousands)	2014	2013
U.S. & Canada	$72,546	$76,445
Latin America	$32,909	$33,841
EMEA	$5,726	$874
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

Segment EBIT — U.S. & Canada

Segment EBIT decreased to $72.5 million in 2014 compared to $76.4 million in 2013, a decrease of $3.9 million. Segment EBIT as a percentage of net sales for U.S. & Canada decreased to 15.0 percent in 2014, compared to 16.6 percent in the prior year. The primary drivers of the $3.9 million decrease in Segment EBIT were an unfavorable net $8.3 million from production inefficiencies and costs associated with an earlier-than-planned furnace repair; higher input costs for natural gas, packaging and electricity of $5.0 million; increase in sales force, marketing and product sampling of $2.9 million; higher freight costs of $1.8 million; and an unfavorable impact of the severe winter weather of $1.3 million. These unfavorable items were primarily offset by the realization of savings of $9.5 million from the completed North American capacity realignment and lower healthcare and pension costs of $5.9 million.

Segment EBIT — Latin America

Segment EBIT decreased to $32.9 million in 2014 compared to $33.8 million in 2013. Segment EBIT as a percentage of net sales for Latin America decreased to 17.3 percent in 2014 compared to 18.8 percent in 2013. The primary drivers of the $0.9 million decrease in Segment EBIT were increased delivery costs of $2.5 million; increased repair and maintenance expense of $2.3 million; higher input costs for natural gas, packaging and electricity of $1.2 million; and an unfavorable currency impact of $1.2 million. These unfavorable items were partially offset by increased production efficiencies of $2.8 million, a favorable sales mix impact of $2.4 million, and the realization of $0.8 million in savings from the completed North American capacity realignment.

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

Year ended December 31, (dollars in thousands)	2014	2013
Net income	$4,963	$28,459
Add: Interest expense	22,866	32,006
Add: Provision for income taxes	8,567	13,241
Earnings before interest and income taxes (EBIT)	36,396	73,706
Add: Depreciation and amortization	40,388	43,969
Earnings before interest, taxes, deprecation and amortization (EBITDA)	76,784	117,675
Add: Special items before interest and taxes:
Loss on redemption of debt (see note 6) (1)	47,191	2,518
Pension settlement charge (see note 9) (2)	774	2,252
Furnace malfunction (see note 18) (3)	(4,782)	4,428
Restructuring charges (see note 7) (4)	985	6,544
Abandoned property (see note 18)	—	1,781
Executive retirement	875	736
Environmental obligation (see note 18) (5)	315	—
Derivatives (see note 13) (6)	1,247	916
Depreciation expense included in special items and also in depreciation and amortization above	—	(1,533)
Adjusted EBITDA	$123,389	$135,317
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

We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of 2015 vs. 2014 Results of Operations above.

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

Outlook

Taking into consideration the slowing global economy and the challenging competitive environment, we expect net sales growth, on an as reported basis, of approximately 1.0 percent in 2016 as compared to 2015. Given the continued volatility in the peso and euro, we expect full year Adjusted EBITDA margins to be approximately 14 percent. Adjusted EBITDA, a non-GAAP financial measure, is a useful metric for evaluating our financial performance. For a reconciliation from net income to Adjusted EBITDA, see the “Adjusted EBITDA” section above in the Discussion of 2015 vs. 2014 Results of Operations and the reasons we believe this non-GAAP financial measure is useful.

We expect capital expenditures of $50.0 million to $55.0 million for the full year 2016.

Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at December 31, 2015, we had no borrowings, had letters of credit of $6.6 million, and had $0.3 million in rent reserves and $2.1 million in mark-to-market reserves for natural gas. As a result, we had $91.0 million of unused availability. In addition, we had $49.0 million of cash on hand at December 31, 2015, compared to $60.0 million of cash on hand at December 31, 2014. Of our total cash on hand at December 31, 2015 and 2014, $27.0 million and $33.7 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service, and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $12.0 million as of December 31, 2015. Local law currently prevents distribution of this cash as a dividend.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and our borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

December 31, (dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	2015	2014
Accounts receivable — net	$94,379	$91,106
DSO (1)	41.9	39.0
Inventories — net	$178,027	$169,828
DIO (2)	79.0	72.7
Accounts payable	$71,560	$82,485
DPO (3)	31.8	35.3
Working capital (4)	$200,846	$178,449
DWC (5)	89.1	76.4
Percentage of net sales	24.4%	20.9%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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
Working capital, defined as net accounts receivable plus net inventories less accounts payable, increased by $22.4 million in 2015, compared to 2014. During 2015 we have introduced a large number of new products and have added inventory in connection with our partnerships with Spiegelau (new retail license), Schonwald and Reed and Barton. Our increase in working capital is primarily due to additional inventories resulting from new products and lower sales volume than anticipated, increased accounts receivable related to timing of collections, and lower accounts payable. The impact of currency (primarily driven by the euro and peso) decreased total working capital by $11.6 million at December 31, 2015, in comparison to December 31, 2014. As a result of these factors, working capital as a percentage of net sales increased to 24.4 percent at December 31, 2015, compared to the 20.9 percent at December 31, 2014.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2015	December 31, 2014
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	433,400	437,800
RMB Working Capital Loan	6.78%		July, 2015	—	3,258
AICEP Loan	0.00%		January, 2016 to July 30, 2018	3,451	3,846
Total borrowings				436,851	444,904
Less — unamortized discount and finance fees				5,832	6,974
Total borrowings — net (1) (2)				$431,019	$437,930
____________________________________

(1)	See "Derivatives" below and note 13 to the Consolidated Financial Statements.

(2)	Total borrowings-net includes long-term debt due within one year and long-term debt as stated on the Consolidated Balance Sheets.

(3)	See “Contractual Obligations” below for scheduled payments by period.

We had total borrowings of $436.9 million at December 31, 2015, compared to total borrowings of $444.9 million at December 31, 2014. The $8.1 million decrease in borrowings was primarily the result of the $3.3 million repayment of the RMB Working Capital Loan and the quarterly repayments on our Term Loan B totaling $4.4 million in 2015.

Of our total borrowings, $433.4 million, or approximately 99.2 percent, was subject to variable interest rates at December 31, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.3 million on an annual basis. On April 1, 2015, we executed an interest rate swap on $220.0 million of our Term Loan B to help mitigate the risk associated with holding a substantial percentage of variable rate debt. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 13 to the Consolidated Financial Statements.

Included in interest expense is the amortization of discounts and other financing fees. These items amounted to $1.4 million, $1.5 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash Flow

The following table presents key drivers to our Free Cash Flow for 2015, 2014 and 2013.

Year ended December 31, (dollars in thousands)	2015	2014	2013
Net cash provided by operating activities	$66,099	$81,871	$72,729
Capital expenditures (2)	(48,136)	(54,393)	(49,407)
Proceeds from furnace malfunction insurance recovery	—	2,350	—
Proceeds from asset sales and other	7	24	81
Free Cash Flow (1)	$17,970	$29,852	$23,403
____________________________________

(1)
We define Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from furnace malfunction insurance recovery and proceeds from asset sales. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.

(2)
Capital expenditures for the year ended December 31, 2015 includes $2.7 million for capital expenditures paid in 2015 but incurred in a prior year. Capital expenditures for the year ended December 31, 2014 excludes $2.3 million for capital expenditures incurred but not yet paid.

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

Discussion of 2015 vs. 2014 Cash Flow

Our net cash provided by operating activities was $66.1 million in 2015, compared to $81.9 million in 2014, or a decrease of $15.8 million. Contributing to the decrease in cash provided by operating activities were an unfavorable change in working capital (accounts receivable, inventories and accounts payable) of $14.2 million, the non-repeating insurance proceeds related to the furnace malfunction of $13.3 million, and higher pension and non-pension payments of $2.2 million. These were partially offset by a favorable change in prepaids of $8.1 million (primarily related to prepaid value added tax), lower interest payments of $3.8 million, lower tax payments of $1.7 million, and the non-repeating terminated interest rate swap payment of $1.1 million.

Our net cash used in investing activities was ($48.1) million and ($52.0) million in 2015 and 2014, respectively, primarily representing capital expenditures. 2014 capital expenditures were partially offset by the receipt of proceeds from the furnace malfunction insurance recovery of $2.4 million.

Net cash used in financing activities was ($26.4) million in 2015, compared to ($9.7) million in 2014, or a change of $16.7 million. 2015 reflects the impact of treasury share purchases of ($15.3) million, dividends of ($9.6) million, Term Loan B payments of ($4.4) million, and other debt repayments of ($3.3) million, offset by proceeds from stock options exercised of $3.3 million and the related excess tax benefit of $2.8 million. 2014 reflects the impact of the refinancing of the Senior Secured Notes with the Term Loan B of ($10.4) million, the Term Loan B payments of ($2.2) million, the purchase of treasury shares of ($1.1) million, and net other debt repayments of ($0.6) million, offset by the proceeds from stock option exercises of $4.6 million.

At December 31, 2015, our cash balance was $49.0 million, a decrease of $11.0 million from $60.0 million at December 31, 2014.

Our Free Cash Flow was $18.0 million during 2015, compared to $29.9 million in 2014, a reduction of $11.9 million. The primary contributors to this change were the $15.8 million unfavorable cash flow impact from operating activities in 2015, partially offset by a favorable change of $3.9 million in investing activities, as discussed above.

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

Net cash used in financing activities was a use of ($9.7) million in 2014, compared to a use of ($49.1) million in 2013, or a change of $39.4 million. 2014 reflects the impact of the refinancing of the Senior Secured Notes with the Term Loan B of ($10.4) million, the Term Loan B payments of ($2.2) million, the purchase of treasury shares of ($1.1) million, and net other debt repayments of ($0.6) million, offset by the proceeds from stock option exercises of $4.6 million. 2013 reflects Senior Secured Note payments of ($45.0) million and call premium payments of ($1.4) million, ($8.2) million in net other repayments, offset by proceeds from stock options exercised of $5.4 million.

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

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At December 31, 2015, we had commodity contracts for 3,000,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $2.2 million liability. We have hedged a portion of our forecasted transactions through June 2017. At December 31, 2014, we had commodity futures contracts for 3,850,000 million BTUs of natural gas with a fair market value of a $2.9 million liability. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2015, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of debt in order to fix a series of our future interest payments. The interest rate swap has an effective date of January 11, 2016, matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At December 31, 2015, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty held a Standard & Poor's rating of A+ as of December 31, 2015.

The fair market value of our interest rate agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate agreement at December 31, 2015 is a $2.4 million liability.

Contractual Obligations

The following table presents our existing contractual obligations at December 31, 2015 and related future cash requirements:

Contractual Obligations(1) (dollars in thousands)	Payments Due by Year
	Total	2016	2017-2018	2019-2020	2021 and thereafter
Borrowings	$436,851	$4,747	$11,904	$8,800	$411,400
Interest payments(2)	106,977	21,222	36,738	33,651	15,366
Long-term operating leases	103,213	14,652	26,179	22,270	40,112
Pension and nonpension(3)	7,526	7,526	—	—	—
Purchase obligations(4)	34,588	22,968	10,303	1,174	143
Long-term incentive plans and CEO retention awards	4,741	2,543	2,198	—	—
Total obligations	$693,896	$73,658	$87,322	$65,895	$467,021
_______________________________________

(1)	Amounts reported in local currencies have been translated at 2015 exchange rates.

(2)	The obligations for interest payments are based on December 31, 2015 debt levels and interest rates.

(3)
This amount represents 2016 expected contributions to our global pension and nonpension benefit plans. We have not estimated pension contributions beyond 2016 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(4)
The purchase obligations consist principally of contracted amounts for energy, raw materials and fixed assets. The amount excludes purchase orders in the ordinary course of business that may be canceled. We do not believe such purchase orders will adversely affect our liquidity position.

In addition to the above, we have commercial commitments secured by letters of credit and guarantees. Our letters of credit outstanding at December 31, 2015, totaled $6.6 million.

We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits of $0.4 million at December 31, 2015 is not included in the table above. See note 8 to the Consolidated Financial Statements for additional information.

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

Allowance for Doubtful Accounts

Our accounts receivable balance, net of reserves, was $94.4 million in 2015, compared to $91.1 million in 2014. The reserve balance was $7.1 million in 2015, compared to $5.6 million in 2014. The allowance for doubtful accounts is established through charges to the provision for bad debts. We regularly evaluate the adequacy of the allowance for doubtful accounts based on historical trends in collections and write-offs, our judgment as to the probability of collecting accounts and our evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. Accounts are determined to be uncollectible when the debt is deemed to be worthless or only recoverable in part and are written off at that time through a charge against the allowance.

Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate loss provisions accordingly. We recognize inventory loss provisions based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2015, our inventories were $178.0 million, with loss provisions of $5.3 million, compared to inventories of $169.8 million and loss provisions of $4.4 million at December 31, 2014.

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

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. During 2013, we decided to reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility, which represented an indicator of impairment for that asset group. Accordingly, our impairment analysis resulted in a write-

down of our carrying value for those assets to the estimated fair value less cost to sell, the impairment is disclosed in note 7 to the Consolidated Financial Statements. There were no indicators of impairment noted in 2015 and 2014 that required an impairment analysis to be performed for the Company's property, plant and equipment.

In accordance with FASB ASC 360, we also perform an impairment analysis for our definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2015 or 2014 that would require an impairment analysis to be performed for our definite useful lived intangible assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill at December 31, 2015 was $164.1 million, representing approximately 19.3 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units represent the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise.

When performing our test for impairment in 2015, we measured each reporting unit's fair value using a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flow model calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer. The market valuation approach calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. When performing our test for impairment in 2014, we measured each reporting unit's fair value based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer. Under each approach, the fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded.

The discount rates used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total of the fair values of the reporting units less debt was reconciled to end-of-year total market capitalization. For locations with recorded goodwill, the discount rates used in the 2015 goodwill impairment analysis ranged from 10.0 percent to 11.7 percent, as compared to a range of 10.8 percent to 13.0 percent used in the 2014 test. The cash flow terminal growth rates used in the 2015 and 2014 goodwill impairment analysis for all locations ranged from 2.0 percent to 4.0 percent. Management believes these rates are reasonable based upon historical growth rates and its expectations of future economic conditions in the markets in which we operate. Any changes in the discount rate or cash flow terminal growth rate would move in tandem. For example, the discount rate is higher in part due to increased uncertainty as to our ability to meet short term and long term forecasts. As such, if we were to increase the cash flow terminal growth rate, we would also increase the discount rate.

The discounted cash flow model used to determine fair value for the goodwill analysis is most sensitive to the discount rate and terminal cash flow growth rate assumptions. A sensitivity analysis was performed on these factors for all reporting units and it was determined, assuming all other assumptions remain constant, that the discount rate used could be increased by a factor of 30 percent of the discount rate or the terminal cash flow growth rate could decrease to zero and the fair value of all reporting units with goodwill would still exceed their carrying values. Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill or differences between estimates and actual results could result in impairment charges in the future. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable multiples in estimating the fair value of the reporting unit.

Based on the results of our annual impairment test, the estimated fair values of all three reporting units that have goodwill were in excess of their carrying values, with the estimated fair values of each reporting unit exceeding its carrying value by at least 15 percent. As of October 1, 2015, 2014 and 2013, our review did not indicate an impairment of goodwill.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2015 were $11.9 million, representing 1.4 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2015, 2014 and 2013, our review did not indicate an impairment of indefinite life intangible assets.

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

Pension Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2015			2014			2015	2014
Discount rate	4.60%	to	4.73%	4.17%	to	4.29%	8.10%	2.30%	to	7.60%
Rate of compensation increase	—%			—%			4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2015			2014			2013			2015			2014			2013
Discount rate	4.17%	to	4.29%	4.83%	to	5.12%	3.98%	to	4.97%	2.30%	to	7.60%	3.70%	to	8.50%	3.70%	to	7.00%
Expected long-term rate of return on plan assets	7.25%			7.25%			7.50%			4.00%			4.10%			3.60%
Rate of compensation increase	—%			—%			—%			2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%
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

During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect current mortality expectations and is to be used in calculating pension obligations. We adopted these new tables for our U.S. pension plans for use in determining our projected benefit obligations. Adoption of the new mortality tables increased our projected benefit obligation by approximately $22.1 million at December 31, 2014. In 2015, the Society of Actuaries published a new mortality project scale which reflected two additional years of mortality experience, and we adopted this 2015 update.

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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Our determination of the reasonableness of our expected long-term rate of return on plan assets at December 31 is highly quantitative by nature and used to measure the earnings effects for the subsequent year. We evaluate the current asset allocations and expected returns under four sets of conditions: a maximum time available for each asset class; a common history where all asset class returns are computed with the same overall start date of January 1990; a 10-year historical return; and forecasted returns using the Black-Litterman method. Based upon the current asset allocation mix and the Black-Litterman method, the forecasted return is 6.84 percent. The actual return on plan assets from July 1, 1993 (inception) through December 31, 2015 was 8.37 percent and 8.21 percent for the U.S. hourly and salary pension plans, respectively.

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

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our total pension expense by approximately $4.1 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change total pension expense by approximately $3.2 million.

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

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Discount rate	4.56%	4.10%	3.69%	3.61%
The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.10%	4.74%	3.85%	3.61%	4.36%	3.71%
The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Initial health care trend	7.00%	7.25%	7.00%	7.25%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	8	9	8	9
Sensitivity to change in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would change the nonpension postretirement expense by $0.2 million.

•	A change of 1.0 percent in the health care trend rate would not have a material impact upon the nonpension postretirement expense.

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

As of December 31, 2015, management has considered the evidence, both positive and negative, in assessing the realizability of our deferred tax assets in the U.S. The positive evidence, including achievement of cumulative income in recent years and expectations for sustainable future income, was strong enough to conclude that it is more likely than not that nearly all of our deferred tax assets are realizable and the valuation allowance was reduced accordingly.

Our European operations in the Netherlands and Portugal incurred operating losses in 2015, continue to be in cumulative loss positions in recent years, and have tax loss carry-forwards expiring unused. In addition, European economic conditions continue to be unfavorable. Accordingly, management believes it is not more likely than not that the deferred tax assets related to these operations will be realized and valuation allowances continue to be recorded for the Netherlands and Portugal as of December 31, 2015.

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

One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective. A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the fair value of the hedged item. At the inception of the contract, we first determine if the relationship between the hedged contract and the hedged item meets the strict criteria to qualify for an exemption to the effectiveness testing. If the relationship does not meet these criteria, then we must test the effectiveness at the inception of the contract and quarterly thereafter. If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively. During the fourth quarter of 2014, we de-designated our Mexico natural gas derivatives due to ineffectiveness created by changes in the natural gas price. Effective October 1, 2014, we have not elected hedge accounting for new Mexican natural gas contracts that we enter into. As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our interest rate agreement. As a result of these de-designations and not electing hedge accounting for our Mexican gas contracts, the mark-to-market adjustment of these derivatives is recorded in other income on the Consolidated Statements of Operations. See note 13 to the Consolidated Financial Statements.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with FASB ASC 718, "Compensation - Stock Compensation" and FASB ASC 505-50, "Equity - Equity Based Payments to Non-Employees", which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors. Share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. Since our cash settled RSUs and stock appreciation rights will be settled in cash and are subject to liability accounting, the fair value of these awards are remeasured at the end of each reporting period until settled or expired. FASB ASC 718 and FASB ASC 505-50 apply to all of our outstanding unvested share-based payment awards.

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

Syracuse China Company, our wholly-owned subsidiary, has been designated as one of eight potentially responsible parties with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site. In connection with this, an estimated environmental liability of $1.1 million and a recoverable amount of $0.6 million in other long term assets have been recorded in the Consolidated Balance Sheet at December 31, 2015. An estimated liability of $1.0 million and a recoverable amount $0.7 million in other long term assets have been recorded in the Consolidated Balance Sheet at December 31, 2014. Expense of $0.2 million and $0.3 million has been recorded in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

New Accounting Standards

See note 2 of the Consolidated Financial Statements for a summary of the new accounting standards.

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
Interest Rates
We are exposed to market risks associated with changes in interest rates on our debt. We had $433.4 million of debt subject to variable interest rates at December 31, 2015. A change of one percentage point in such rates would result in a change in interest expense of approximately $4.3 million on an annual basis.

We have an interest rate swap agreement with respect to $220.0 million of debt in order to convert a portion of our floating rate Term Loan B debt into fixed rate debt and to fix a series of our future interest payments. The interest rate swap has an effective date of January 11, 2016, matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent when including the credit spread. At December 31, 2015, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty was rated A+ as of December 31, 2015.
Natural Gas
We are also exposed to market risks associated with changes in the price of natural gas. We use natural gas swap contracts related to forecasted future natural gas requirements of our manufacturing operations in North America. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider the forecasted natural gas requirements of our manufacturing operations in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to six quarters in the future. For our natural gas requirements that are not hedged or have been de-designated, we are subject to changes in the price of natural gas, which affect our earnings. If the counterparties to these natural gas swap contracts were to fail to perform, we would no longer be protected from natural gas fluctuations by the futures contracts. However, we do not anticipate nonperformance by these counterparties. All counterparties were rated BBB+ or better by Standard and Poor’s as of December 31, 2015.
Retirement Plans
We are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our benefit obligations and related expense. Changes in the equity and debt securities markets affect the performance of our pension plans' asset performance and related pension expense. Sensitivity to these key market risk factors is as follows:

•	A change of 1.0 percent in the discount rate would change our total annual pension and nonpension postretirement expense by approximately $4.3 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pension expense by approximately $3.2 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Libbey Inc.
Toledo, Ohio

We have audited the accompanying consolidated balance sheet of Libbey Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Libbey Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Libbey Inc.
Toledo, Ohio

We have audited the internal control over financial reporting of Libbey Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Libbey Inc.

We have audited the accompanying consolidated balance sheet of Libbey Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Libbey Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Toledo, Ohio
March 13, 2015 except for paragraph 27 of Note 2 and Note 19, as to which the date is February 29, 2016

Libbey Inc.
Consolidated Balance Sheets

December 31, (dollars in thousands, except per share amounts)	Footnote Reference	2015	2014

ASSETS
Cash and cash equivalents		$49,044	$60,044
Accounts receivable — net	(note 3)	94,379	91,106
Inventories — net	(note 3)	178,027	169,828
Prepaid and other current assets	(note 3)	19,326	27,701
Total current assets		340,776	348,679
Pension asset	(note 9)	977	848
Purchased intangible assets — net	(note 4)	16,364	17,771
Goodwill	(note 4)	164,112	164,112
Deferred income taxes	(note 8)	48,662	5,566
Other assets		9,019	7,984
Total other assets		239,134	196,281
Property, plant and equipment — net	(note 5)	272,534	277,978
Total assets		$852,444	$822,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable		$71,560	$82,485
Salaries and wages		27,266	29,035
Accrued liabilities	(note 3)	45,179	42,638
Accrued income taxes	(note 8)	4,009	2,010
Pension liability (current portion)	(note 9)	2,297	1,488
Non-pension postretirement benefits (current portion)	(note 10)	4,903	4,800
Derivative liability	(notes 13 & 15)	4,265	2,653
Deferred income taxes	(note 8)	—	3,633
Long-term debt due within one year	(note 6)	4,747	7,658
Total current liabilities		164,226	176,400
Long-term debt	(note 6)	426,272	430,272
Pension liability	(note 9)	44,274	56,462
Non-pension postretirement benefits	(note 10)	55,282	63,301
Deferred income taxes	(note 8)	2,822	5,893
Other long-term liabilities	(note 3)	11,186	13,156
Total liabilities		704,062	745,484

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2015 (21,843,851 shares issued in 2014)		218	218
Capital in excess of par value		330,756	331,391
Treasury stock		(4,448)	(1,060)
Retained deficit		(57,912)	(114,648)
Accumulated other comprehensive loss	(note 14)	(120,232)	(138,447)
Total shareholders’ equity		148,382	77,454
Total liabilities and shareholders’ equity		$852,444	$822,938

See accompanying notes

Libbey Inc.
Consolidated Statements of Operations

Year ended December 31, (dollars in thousands, except per share amounts)
	Footnote Reference	2015	2014	2013

Net sales	(note 2)	$822,345	$852,492	$818,811
Freight billed to customers		2,885	3,400	3,344
Total revenues		825,230	855,892	822,155
Cost of sales	(notes 2, 7 & 18)	648,902	652,747	632,738
Gross profit		176,328	203,145	189,417
Selling, general and administrative expenses		132,607	121,909	109,981
Restructuring charges	(note 7)	—	—	4,859
Income from operations		43,721	81,236	74,577
Loss on redemption of debt	(note 6)	—	(47,191)	(2,518)
Other income	(notes 17 & 18)	2,880	2,351	1,647
Earnings before interest and income taxes		46,601	36,396	73,706
Interest expense	(note 6)	18,484	22,866	32,006
Income before income taxes		28,117	13,530	41,700
Provision (benefit) for income taxes	(note 8)	(38,216)	8,567	13,241
Net income		$66,333	$4,963	$28,459

Net income per share:
Basic	(note 11)	$3.04	$0.23	$1.34
Diluted	(note 11)	$2.99	$0.22	$1.31

Weighted average shares:
Outstanding	(note 11)	21,817	21,716	21,217
Diluted	(note 11)	22,159	22,184	21,742

Dividends declared per share		$0.44	$—	$—

See accompanying notes

Libbey Inc.
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, (dollars in thousands)	Footnote Reference	2015	2014	2013

Net income		$66,333	$4,963	$28,459

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(note 14)	33,201	(49,725)	60,953
Change in fair value of derivative instruments, net of tax	(note 14)	(1,235)	(1,846)	732
Foreign currency translation adjustments	(note 14)	(13,751)	(13,716)	6,195
Other comprehensive income (loss), net of tax		18,215	(65,287)	67,880

Comprehensive income (loss)		$84,548	$(60,324)	$96,339

See accompanying notes

Libbey Inc.
Consolidated Statements of Shareholders' Equity

(dollars in thousands, except share amounts)	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 14)	Total

Balance December 31, 2012	20,835,489	—	$209	$313,377	$—	$(148,070)	$(141,040)	$24,476

Net income						28,459		28,459
Other comprehensive income (loss)							67,880	67,880
Stock compensation expense (note 12)				5,063				5,063
Stock issued	480,991		4	5,378				5,382
Stock withheld for employee taxes				(451)				(451)
Balance December 31, 2013	21,316,480	—	213	323,367	—	(119,611)	(73,160)	130,809

Net income						4,963		4,963
Other comprehensive income (loss)							(65,287)	(65,287)
Stock compensation expense (note 12)				3,932				3,932
Stock issued	527,371		5	4,409				4,414
Stock withheld for employee taxes				(317)				(317)
Purchase of treasury shares		34,985			(1,060)			(1,060)
Balance December 31, 2014	21,843,851	34,985	218	331,391	(1,060)	(114,648)	(138,447)	77,454

Net income						66,333		66,333
Other comprehensive income (loss)							18,215	18,215
Excess tax benefits from share-based compensation arrangements				2,797				2,797
Stock compensation expense (note 12)				5,873				5,873
Stock issued from treasury		(336,741)		(8,509)	11,887			3,378
Stock withheld for employee taxes				(796)				(796)
Dividends						(9,597)		(9,597)
Purchase of treasury shares		412,473			(15,275)			(15,275)
Balance December 31, 2015	21,843,851	110,717	$218	$330,756	$(4,448)	$(57,912)	$(120,232)	$148,382

See accompanying notes

Libbey Inc.
Consolidated Statements of Cash Flows

Year ended December 31, (dollars in thousands)	Footnote Reference	2015	2014	2013

Operating activities:
Net income		$66,333	$4,963	$28,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(notes 4 & 5)	42,712	40,388	43,969
Loss on asset sales and disposals		567	674	514
Change in accounts receivable		(6,312)	(1,808)	(12,674)
Change in inventories		(12,006)	(10,828)	(3,932)
Change in accounts payable		(3,466)	5,088	12,190
Accrued interest and amortization of discounts and finance fees		1,291	2,039	1,496
Call premium on senior notes	(note 6)	—	37,348	1,350
Write-off of finance fees on senior notes	(note 6)	—	9,086	1,168
Pension & non-pension postretirement benefits, net	(notes 9 & 10)	18,865	(879)	7,746
Restructuring	(note 7)	—	(289)	2,212
Accrued liabilities & prepaid expenses		4,140	(7,222)	(17,507)
Income taxes	(note 8)	(45,003)	885	(1,804)
Share-based compensation expense		5,917	5,283	5,063
Excess tax benefit from share-based compensation arrangements		(2,797)	—	—
Other operating activities		(4,142)	(2,857)	4,479
Net cash provided by operating activities		66,099	81,871	72,729

Investing activities:
Additions to property, plant and equipment		(48,136)	(54,393)	(49,407)
Proceeds from furnace malfunction insurance recovery	(notes 17 & 18)	—	2,350	—
Proceeds from asset sales and other		7	24	81
Net cash used in investing activities		(48,129)	(52,019)	(49,326)

Financing activities:
Borrowings on ABL credit facility	(note 6)	62,900	83,000	51,000
Repayments on ABL credit facility	(note 6)	(62,900)	(83,000)	(51,000)
Other repayments	(note 6)	(3,267)	(5,863)	(14,270)
Other borrowings	(note 6)	—	5,214	6,094
Payments on 6.875% senior notes	(note 6)	—	(405,000)	(45,000)
Proceeds from Term Loan B	(note 6)	—	438,900	—
Repayments on Term Loan B	(note 6)	(4,400)	(2,200)	—
Call premium on senior notes	(note 6)	—	(37,348)	(1,350)
Stock options exercised		3,338	4,571	5,384
Excess tax benefit from share-based compensation arrangements		2,797	—	—
Debt issuance costs and other	(note 6)	—	(6,959)	—
Dividends		(9,597)	—	—
Treasury shares purchased		(15,275)	(1,060)	—
Net cash used in financing activities		(26,404)	(9,745)	(49,142)

Effect of exchange rate fluctuations on cash		(2,566)	(2,271)	739
Increase (decrease) in cash		(11,000)	17,836	(25,000)
Cash & cash equivalents at beginning of year		60,044	42,208	67,208
Cash & cash equivalents at end of year		$49,044	$60,044	$42,208

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest		$16,545	$20,302	$30,008
Cash paid during the year for income taxes		$5,516	$7,228	$10,855
See accompanying notes

Libbey Inc.
Notes to Consolidated Financial Statements

1.	Description of the Business
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

Revenue Recognition Revenue is recognized when products are shipped and title and risk of loss have passed to the customer. Revenue is recorded net of returns, discounts and incentives offered to customers. We estimate returns, discounts and incentives at the time of sale based on the terms of the agreements, historical experience and forecasted sales. We continually evaluate the adequacy of these methods used to estimate returns, discounts and incentives. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies.

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

Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for our U.S. glass inventories, which represented 32.0 percent and 29.0 percent of our total inventories in 2015 and 2014, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $12.3 million and $13.6 million in 2015 and 2014, respectively. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

Purchased Intangible Assets and Goodwill Financial Accounting Standards Board Accounting Standards Codification™ ("FASB ASC") Topic 350 - "Intangibles-Goodwill and other" ("FASB ASC 350") requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of

October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. In 2015, 2014 and 2013, our October 1st assessment did not indicate any impairment of goodwill or indefinite life intangibles. There were also no indicators of impairment at December 31, 2015. For further disclosure on goodwill and intangibles, see note 4.

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
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See note 5 for further disclosure.
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

The U.S. pension plans cover most hourly U.S.-based employees (excluding new hires at Shreveport after 2008 and at Toledo after September 30, 2010) and those salaried U.S.-based employees hired before January 1, 2006. U.S. salaried employees were not eligible for additional company contribution credits after December 31, 2012. The non-U.S. pension plans cover the employees of our wholly-owned subsidiaries in the Netherlands and Mexico. In December 2015, we unwound direct ownership of our defined benefit pension plan in the Netherlands. For further discussion see note 9.

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
Income Taxes Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. FASB ASC Topic 740, “Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax paying component in which we conduct our operations or otherwise incur taxable income or losses. For further discussion see note 8.
Derivatives We account for derivatives in accordance with FASB ASC Topic 815 "Derivatives and Hedging" ("FASB ASC 815"). We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with occasional transactions denominated in a currency other than the U.S. dollar. These derivatives (except for the foreign currency contracts and natural gas hedges in Mexico) qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from hedges of debt, short-term forward exchange contracts, currency swaps, interest rate swaps, and natural gas contracts are classified as operating activities. See additional discussion at note 13.
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
Foreign Currency Translation Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. The effect of exchange rate changes on transactions denominated in currencies other than the functional currency is recorded in other income. Gain (loss) on currency translation was $2.6 million, $1.9 million and $(0.3) million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Treasury Stock Treasury Stock purchases are recorded at cost. During 2015 and 2014, we purchased 412,473 and 34,985 shares of treasury stock at an average price of $37.03 and $30.30, respectively. During 2013, we did not purchase any treasury stock. At December 31, 2015, we had 1,052,542 shares of common stock available for repurchase, as authorized by our Board of Directors.
Research and Development Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2015, 2014 and 2013, respectively, were $6.1 million, $6.2 million and $3.4 million.
Advertising Costs We expense all advertising costs as incurred. The expenses for 2015, 2014 and 2013, respectively, were $10.7 million, $4.1 million and $3.6 million.
Computation of Income Per Share of Common Stock Basic net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed using the weighted average number of shares of common stock outstanding and dilutive potential common share equivalents during the period.
Reclassifications Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2015, including the reclassifications of financing fees in the Consolidated Balance Sheet at December 31, 2014 and segment data.
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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15), which states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. ASU 2015-15 is effective immediately. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015; early adoption is permitted. We adopted ASU 2015-03 and ASU 2015-15 retrospectively in our Consolidated Financial Statements at December 31, 2015. Finance fees related to our Term Loan B are now presented as a deduction against long-term debt while the finance fees related to our ABL Facility are still shown as an other asset. As a result, long-term debt and finance fees within other assets have both decreased by $6.0 million in the Consolidated Balance Sheet at December 31, 2014.

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)" (ASU 2015-07), which removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by FASB ASC Topic 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. ASU 2015-07 is effective for entities for fiscal years beginning after December 15, 2015 and interim periods within, with retrospective application to all periods presented. Early application is permitted. We are currently assessing the impact that this standard will have on our Consolidated Financial Statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This update is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have adopted ASU 2015-17 at December 31, 2015 to align with the FASB's overall simplification initiative aimed at reducing complexity in accounting standards. As allowed by ASU 2015-17, we have prospectively adopted this standard; thus, prior periods have not been restated.

3.	Balance Sheet Details
The following table provides detail of selected balance sheet items:

December 31, (dollars in thousands)	2015	2014
Accounts receivable:
Trade receivables	$91,324	$87,700
Other receivables	3,055	3,406
Total accounts receivable, less allowances of $7,066 and $5,586	$94,379	$91,106

Inventories:
Finished goods	$159,998	$151,698
Work in process	1,183	1,153
Raw materials	4,944	4,708
Repair parts	10,763	10,840
Operating supplies	1,139	1,429
Total inventories, less loss provisions of $5,313 and $4,370	$178,027	$169,828

Prepaid and other current assets
Value added tax	$11,467	$13,512
Prepaid expenses	6,310	6,947
Deferred income taxes	—	4,888
Prepaid income taxes	1,304	1,951
Derivative asset	245	403
Total prepaid and other current assets	$19,326	$27,701

Accrued liabilities:
Accrued incentives	$21,450	$17,648
Workers compensation	6,700	7,121
Medical liabilities	4,002	3,887
Interest	3,808	3,876
Commissions payable	776	1,068
Withholdings and other non-income tax accruals	2,184	3,078
Other accrued liabilities	6,259	5,960
Total accrued liabilities	$45,179	$42,638

Other long-term liabilities:
Deferred liability	$7,131	$8,081
Derivative liability	315	215
Environmental obligation (see note 18)	1,085	1,000
Other long-term liabilities	2,655	3,860
Total other long-term liabilities	$11,186	$13,156

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	2015	2014
Beginning balance	$17,771	$19,325
Amortization	(1,039)	(1,069)
Foreign currency impact	(368)	(485)
Ending balance	$16,364	$17,771

Purchased intangible assets are composed of the following:

December 31, (dollars in thousands)	2015	2014
Indefinite life intangible assets	$11,949	$12,148
Definite life intangible assets, net of accumulated amortization of $16,758 and $15,975	4,415	5,623
Total	$16,364	$17,771

Amortization expense for definite life intangible assets was $1.0 million, $1.1 million and $1.1 million for years 2015, 2014 and 2013, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis are considered as Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy. Our October 1st review for 2015 and 2014 did not indicate impairment of our indefinite life intangible assets. There were also no indicators of impairment at December 31, 2015.

The remaining definite life intangible assets at December 31, 2015 consist of customer relationships that are amortized over a period ranging from 13 to 20 years. The weighted average remaining life on the definite life intangible assets is 4.3 years at December 31, 2015.

Future estimated amortization expense of definite life intangible assets is as follows (dollars in thousands):

2016	2017	2018	2019	2020
$1,036	$1,036	$1,036	$556	$150

Goodwill

Changes in goodwill balances are as follows:

	2015				2014
(dollars in thousands)	U.S. & Canada	Latin America	EMEA	Total	U.S. & Canada	Latin America	EMEA	Total
Beginning balance:
Goodwill	$43,872	$125,681	$9,434	$178,987	$43,872	$128,948	$9,434	$182,254
Accumulated impairment losses	(5,441)	—	(9,434)	(14,875)	(5,441)	—	(9,434)	(14,875)
Net beginning balance	38,431	125,681	—	164,112	38,431	128,948	—	167,379
Other	—	—	—	—	—	(3,267)	—	(3,267)
Ending balance:
Goodwill	43,872	125,681	9,434	178,987	43,872	125,681	9,434	178,987
Accumulated impairment losses	(5,441)	—	(9,434)	(14,875)	(5,441)	—	(9,434)	(14,875)
Net ending balance	$38,431	$125,681	$—	$164,112	$38,431	$125,681	$—	$164,112

In 2014, we adjusted goodwill to correct property, plant and equipment acquired in connection with the acquisition of Libbey Mexico. As a result of application of the provisions of FASB ASC Topic 805, Business Combinations, in June 2006, the adjustment should have been reflected in our purchase accounting related to this acquisition. As of December 31, 2014, we decreased goodwill by $3.3 million, increased property, plant and equipment by $4.7 million and recorded a corresponding deferred tax liability of $1.4 million to reflect this adjustment.

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered as Level 2 and Level 3 inputs in the fair value hierarchy. See note 15 for further discussion of the fair value hierarchy.

When performing our test for impairment in 2015, we measured each reporting unit's fair value using a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flow model calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer. Significant estimates in the discounted cash flows model include the following: discount rate, long-term growth rate and profitability of the reporting unit's business, and working capital effects (all Level 3 inputs). The market valuation approach calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable multiples in estimating the fair value of the reporting unit (Level 2 inputs). When performing our test for impairment in 2014, we measured each reporting unit's fair value using a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer.

The fair value is then compared to the carrying value. To the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, we compare the implied fair value of goodwill to its book value to determine if an impairment should be recorded. Our annual review was performed as of October 1st for each year presented, and our review for 2015 and 2014 did not indicate an impairment of goodwill. There were also no indicators of impairment at December 31, 2015.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31, (dollars in thousands)	2015	2014
Land	$19,871	$20,353
Buildings	102,236	97,485
Machinery and equipment	470,862	448,241
Furniture and fixtures	14,313	15,431
Software	23,630	19,950
Construction in progress	9,137	34,134
Gross property, plant and equipment	640,049	635,594
Less accumulated depreciation	367,515	357,616
Net property, plant and equipment	$272,534	$277,978

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 14 years for equipment and furnishings and 10 to 40 years for buildings and improvements. Software consists of internally developed and purchased software packages for internal use. Capitalized costs include software packages, installation, and/or certain internal labor costs. These costs are generally amortized over a five-year period. Depreciation expense was $41.4 million, $39.1 million and $42.8 million for the years 2015, 2014 and 2013, respectively.

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

The above transactions included charges of $37.3 million for an early call premium and $9.1 million for the write off of the remaining financing fees from the Senior Secured Notes. These charges were considered in the computation of the loss on redemption of debt in the year-ended December 31, 2014.

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	December 31, 2015	December 31, 2014
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	433,400	437,800
RMB Working Capital Loan	6.78%		July, 2015	—	3,258
AICEP Loan	0.00%		January, 2016 to July 30, 2018	3,451	3,846
Total borrowings				436,851	444,904
Less — unamortized discount and finance fees				5,832	6,974
Total borrowings — net				431,019	437,930
Less — long term debt due within one year				4,747	7,658
Total long-term portion of borrowings — net				$426,272	$430,272
___________________________
(1) - See interest rate swap under "Term Loan B" below and note 13.
Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2016	2017	2018	2019	2020	Thereafter
$4,747	$5,031	$6,873	$4,400	$4,400	$411,400

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
Swingline borrowings are limited to $15.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $7.5 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at December 31, 2015. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at December 31, 2015. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2015 or at December 31, 2014. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

At December 31, 2015, the available total borrowing base is offset by a $0.3 million rent reserve and a $2.1 million mark-to-market reserve for natural gas contracts. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit, which are applied against the $100.0 million limit; at December 31, 2015, $6.6 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $91.0 million at December 31, 2015, compared to $82.3 million under the ABL Facility at December 31, 2014.
Term Loan B
On April 9, 2014, Libbey Glass consummated its $440.0 million Term Loan B. The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR "floor" of 0.75 percent. The interest rate was 3.75 percent per year at December 31, 2015 and 2014, and will mature on April 9, 2021. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends, make certain investments or other restricted payments;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and

•	transfer or sell assets.

We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Beginning with the year-ended December 31, 2015, the Credit Agreement requires us to make an annual mandatory prepayment offer to lenders of 0.0 to 50.0 percent of our excess cash flow, depending on our excess cash flow and leverage ratios as defined in the Credit Agreement. The calculation is made at the end of each year and the mandatory prepayment offer to lenders is made no later than ten business days after the filing of our annual compliance certificate to the lenders. The amount of any required mandatory prepayment offer is reduced by the amounts of any optional prepayments we made during the applicable year or prior to the prepayment offer in the year the offer is required to be made.

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

On April, 1, 2015, we executed an interest rate swap on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swap will effectively convert $220.0 million of our Term Loan B debt from a variable interest rate to a 4.85 percent fixed interest rate, thus reducing the impact of interest rate changes on future income. The fixed rate swap is effective January 2016 through January 2020. The interest rate swap is designated as a cash flow hedge and is accounted for under FASB ASC 815 "Derivatives and Hedging". See note 13 for further discussion on the interest rate swap.
Senior Secured Notes
The 6.875 percent Senior Secured Notes were issued at par and had related fees of approximately $13.2 million. These fees were amortized to interest expense over the life of the notes until the notes were refinanced in 2014. The Senior Secured Notes were issued pursuant to an Indenture, dated May 18, 2012 (Notes Indenture), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and The Bank of New York Mellon Trust Company, N.A., as trustee (Notes Trustee) and collateral agent.

Prior to May 15, 2015, but not more than once in any twelve-month period, we were able to redeem up to 10 percent of the Senior Secured Notes at a redemption price of 103 percent. On May 7, 2013, Libbey Glass redeemed an aggregate principal amount of $45.0 million of the Senior Secured Notes in accordance with the terms of the Notes Indenture. Pursuant to the terms of the Notes Indenture, the redemption price for the Senior Secured Notes was 103 percent of the principal amount of the redeemed Senior Secured Notes, plus accrued and unpaid interest. In conjunction with this redemption, we recorded $2.5 million of expense, representing $1.3 million for an early call premium and $1.2 million for the write off of a pro rata amount of financing fees.

We had an interest rate agreement in place through May 9, 2014 with respect to $45.0 million of our Senior Secured Notes as a means to manage our fixed to variable interest rate ratio. The interest rate agreement effectively converted this portion of our long-term borrowings from fixed rate debt to variable rate debt. The variable interest rate for our borrowings related to the agreement at May 9, 2014, excluding applicable fees, was 5.5 percent. Total remaining Senior Secured Notes not covered by the interest rate agreement had a fixed interest rate of 6.875 percent per year. We settled the swap at fair value, resulting in a payment of $1.1 million on May 13, 2014. Upon the redemption of the Senior Secured Notes, the unamortized balance of $0.8 million of the carrying value adjustment on debt related to the interest rate agreement was recognized as expense in loss on redemption of debt on the Consolidated Statements of Operations. See note 13 for further discussion and the net impact recorded on the Consolidated Statements of Operations.
AICEP Loan
In July 2012, Libbey Portugal entered into a loan agreement with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. The amount of the loan is €3.2 million (approximately $3.5 million) at December 31, 2015 and has an interest rate of 0.0 percent. Semi-annual installments of principal are due beginning in January 2016 through the maturity date in July 2018.
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

On July 24, 2014, Libbey China entered into a RMB 20.0 million (approximately $3.3 million) working capital loan with CCB to cover seasonal working capital needs. The working capital loan was set to mature on July 23, 2015, and had a fixed interest rate of 6.78 percent, which was paid monthly. On March 4, 2015, Libbey China prepaid the working capital loan along with accrued and unpaid interest. This obligation was secured by a mortgage lien on the Libbey China facility.
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
Notes Payable
We have an overdraft line of credit for a maximum of €0.8 million. At December 31, 2015 and 2014, there were no borrowings under the facility, which had an interest rate of 5.80 percent. Interest with respect to the note is paid monthly.
Fair Value of Borrowings
The fair value of our debt has been calculated based on quoted market prices (Level 2 in the fair value hierarchy) for the same or similar issues. The Term Loan B had an estimated fair value of $425.8 million at December 31, 2015 and $430.1 million at December 31, 2014. The fair value of the other immaterial debt approximates carrying value at December 31, 2015. The fair value of the remainder of our debt at December 31, 2014 approximates carrying value due to the short term nature of the RMB Working Capital Loan and other immaterial debt.
Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at December 31, 2015, we had no borrowings, issued letters of credit of $6.6 million, and had $0.3 million in rent reserves and $2.1 million in mark-to-market reserves for natural gas contracts. As a result, we had $91.0 million of unused availability. In addition, we had $49.0 million of cash on hand at December 31, 2015, compared to $60.0 million of cash on hand at December 31, 2014.

7.	Restructuring Charges

Capacity Realignment

In February 2013, we announced plans to discontinue production of certain glassware in North America and reduce manufacturing capacity at our Shreveport, Louisiana, manufacturing facility. As a result, on May 30, 2013, we ceased production of certain glassware in North America, discontinued the use of a furnace at our Shreveport, Louisiana, manufacturing plant and began relocating a portion of the production from the idled furnace to our Toledo, Ohio, and Monterrey, Mexico, locations. In connection with this plan, we incurred pretax charges of approximately $7.5 million. For the year end December 31, 2014 and 2013, we recorded a pretax charge of $1.0 million and $6.5 million, respectively. These charges included employee termination costs, fixed asset impairment charges, depreciation expense and other restructuring expenses. Employee termination costs include severance, medical benefits and outplacement services for the terminated employees. The write-down of fixed assets was to adjust certain machinery and equipment to the estimated fair market value. These activities are within the U.S. and Canada and Latin America segments and were completed by March 31, 2014.

The following table summarizes the pretax charges incurred in 2014 and 2013:

	2014	2013
(dollars in thousands)	Latin America	U.S. & Canada	Total Charges to Date
Accelerated depreciation	$—	$1,699	$1,699
Other restructuring expenses	985	(14)	971
Included in cost of sales	985	1,685	2,670

Employee termination cost & other	—	1,794	1,794
Fixed asset write-down	—	1,924	1,924
Other restructuring expenses	—	1,141	1,141
Included in restructuring charges	—	4,859	4,859
Total pretax charge	$985	$6,544	$7,529
The following is the capacity realignment reserve activity for the year ended December 31, 2014:

(dollars in thousands)	Reserve Balance at January 1, 2014	Total Charge to Earnings	Cash (payments) receipts	Non-cash Utilization	Reserve Balance at December 31, 2014
Employee termination cost & other	$289	$—	$(289)	$—	$—
Other restructuring expenses	—	985	(985)	—	—
Total	$289	$985	$(1,274)	$—	$—

8.	Income Taxes

The provisions for income taxes were calculated based on the following components of income (loss) before income taxes:

Year ended December 31, (dollars in thousands)	2015	2014	2013
United States	$27,146	$(15,488)	$23,211
Non-U.S.	971	29,018	18,489
Total income before income taxes	$28,117	$13,530	$41,700

The current and deferred provisions (benefit) for income taxes were:

Year ended December 31, (dollars in thousands)	2015	2014	2013
Current:
U.S. federal	$300	$59	$988
Non-U.S.	9,142	10,180	8,548
U.S. state and local	162	157	617
Total current income tax provision (benefit)	9,604	10,396	10,153

Deferred:
U.S. federal	(44,068)	227	564
Non-U.S.	(3,078)	(2,066)	2,517
U.S. state and local	(674)	10	7
Total deferred income tax provision (benefit)	(47,820)	(1,829)	3,088

Total:
U.S. federal	(43,768)	286	1,552
Non-U.S.	6,064	8,114	11,065
U.S. state and local	(512)	167	624
Total income tax provision (benefit)	$(38,216)	$8,567	$13,241

Deferred income tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and from income tax carryovers and credits. The significant components of our deferred income tax assets and liabilities are as follows:

December 31, (dollars in thousands)	2015	2014
Deferred income tax assets:
Pension	$9,644	$12,317
Non-pension postretirement benefits	21,751	24,326
Other accrued liabilities	20,432	18,726
Receivables	2,341	1,798
Net operating loss and charitable contribution carry forwards	25,754	33,531
Tax credits	10,245	10,320
Total deferred income tax assets	90,167	101,018

Deferred income tax liabilities:
Property, plant and equipment	22,882	20,986
Inventories	2,378	5,037
Intangibles and other	7,883	7,581
Total deferred income tax liabilities	33,143	33,604
Net deferred income tax asset before valuation allowance	57,024	67,414
Valuation allowance	(11,184)	(66,486)
Net deferred income tax asset (liability)	$45,840	$928

At December 31, 2015, we have prospectively adopted ASU 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position. The net deferred income tax assets and liabilities at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2015	2014
Current deferred income tax asset	$—	$4,888
Non-current deferred income tax asset	48,662	5,566
Current deferred income tax liability	—	(3,633)
Non-current deferred income tax liability	(2,822)	(5,893)
Net deferred income tax asset (liability)	$45,840	$928

The 2015 deferred income tax asset for net operating loss carry forwards of $25.5 million relates to cumulative pre-tax losses incurred in the Netherlands of $16.9 million, in Portugal of $1.8 million, in China of $1.3 million, and in the U.S. of $53.8 million for federal and $68.5 million for state and local jurisdictions. Our foreign net operating loss carry forwards of $20.0 million will expire between 2016 and 2027. Our U.S. federal net operating loss carry forward of $53.8 million will expire between 2031 and 2034. This amount is lower than the actual amount reported on our U.S. federal income tax return by $7.4 million. The difference is attributable to tax deductions in excess of financial statement amounts for stock based compensation. When these amounts are realized, we will record a credit to additional paid in capital. The U.S. state and local net operating loss carry forward of $68.5 million will expire between 2016 and 2034. The 2014 deferred income tax asset for net operating loss carry forwards of $33.5 million related to pre-tax losses incurred in the Netherlands of $10.3 million, in Portugal of $4.2 million, in China of $2.9 million, and in the U.S. of $75.6 million for federal and $99.1 million for state and local jurisdictions.

The 2015 deferred tax credits of $10.2 million consist of $2.6 million U.S. federal tax credits and $7.6 million non-U.S. credits. The U.S. federal tax credits consist of $2.0 million of general business research and development credits which will expire between 2024 and 2035 and $0.6 million of alternative minimum tax credits which do not expire. The non-U.S. credit of $7.6 million, which is related to withholding tax on inter-company debt in the Netherlands, can be carried forward indefinitely. The 2014 deferred tax credits of $10.3 million consisted of $2.3 million U.S. federal tax credits and $8.0 million non-U.S. credits.

In assessing the need for a valuation allowance, management considers on a quarterly basis whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those deductible temporary differences reverse. As a result, we consider the historical and projected financial results of the tax paying component recording the net deferred income tax asset as well as all other positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused and whether there were unusual, infrequent, or extraordinary items to be considered. We currently have valuation allowances in place on our deferred income tax assets in Portugal and the Netherlands. We intend to maintain these allowances until a period of sustainable income is achieved and management concludes it is more likely than not that those deferred income tax assets will be realized.

As of December 31, 2015, management has considered the evidence, both positive and negative, in assessing the realizability of our deferred tax assets in the U.S. The positive evidence, including achievement of cumulative income in recent years and expectations for sustainable future income, was strong enough to conclude that it is more likely than not that nearly all of our deferred tax assets are realizable and the valuation allowance was reduced accordingly.

Our European operations in the Netherlands and Portugal incurred operating losses in 2015, continue to be in cumulative loss positions in recent years, and have tax loss carry-forwards expiring unused. In addition, European economic conditions continue to be unfavorable. Accordingly, management believes it is not more likely than not that the deferred tax assets related to these operations will be realized and valuation allowances continue to be recorded for the Netherlands and Portugal as of December 31, 2015.

The valuation allowance activity for the years ended December 31 is as follows:

Year ended December 31, (dollars in thousands)	2015	2014	2013
Beginning balance	$66,486	$46,048	$77,629
Charge (benefit) to provision for income taxes	(49,877)	3,507	(9,302)
Charge (benefit) to other comprehensive income	(5,425)	16,931	(22,279)
Ending balance	$11,184	$66,486	$46,048

The valuation allowance decreased $55.3 million in 2015 from $66.5 million at December 31, 2014 to $11.2 million at December 31, 2015. The 2015 decrease of $55.3 million is primarily attributable to the reversal of substantially all of the U.S. valuation allowance, partially offset by changes in deferred tax assets in foreign jurisdictions where full valuation allowances are recorded. The 2015 valuation allowance of $11.2 million consists of $0.1 million related to U.S. foreign tax credits and $11.1 million related primarily to net operating losses and foreign tax credits in the Netherlands and Portugal. The valuation allowance increased $20.4 million in 2014 from $46.0 million at December 31, 2013 to $66.5 million at December 31, 2014. The 2014 increase of $20.4 million was attributable to the 2014 change in deferred tax assets, primarily related to the U.S. operating loss and other comprehensive losses related to pensions. The 2013 decrease in valuation allowance of $31.6 million was attributable to the 2013 change in deferred tax assets, primarily related to the U.S. federal net operating loss carry forward and pension.

Reconciliation from the statutory U.S. federal income tax rate to the consolidated effective income tax rate was as follows:

Year ended December 31,	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	(0.9)	(25.9)	(6.4)
U.S. state and local income taxes, net of related U.S. federal income taxes	(2.0)	0.8	1.0
Permanent adjustments	7.5	20.1	0.1
Foreign withholding taxes	4.7	14.8	4.8
Valuation allowance	(174.8)	42.9	(16.8)
Unrecognized tax benefits	(0.3)	(9.3)	(0.7)
Impact of foreign exchange	(19.8)	(14.0)	2.6
Tax effect of intercompany capitalization	11.7	—	—
Impact of legislative changes	—	—	10.2
Other	3.0	(1.1)	2.0
Consolidated effective income tax rate	(135.9)%	63.3%	31.8%

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside of the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $35.0 million as of December 31, 2015 and $33.5 million as of December 31, 2014. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Management judgment is required in evaluating our tax positions and determining our provision for income taxes. Throughout the course of business, there are numerous transactions and calculations for which the ultimate tax determination is uncertain. When management believes uncertain tax positions may be challenged despite our belief that the tax return positions are supportable, we record unrecognized tax benefits as liabilities in accordance with the requirements of ASC 740. When our judgment with respect to these uncertain tax positions changes as a result of a change in facts and circumstances, such as the outcome of a tax audit, we adjust these liabilities through increases or decreases to the income tax provision.

A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in thousands)	2015	2014	2013
Beginning balance	$378	$1,312	$1,496
Additions based on tax positions related to the current year	293	—	325
Reductions for tax positions of prior years	—	(325)	—
Changes due to lapse of statute of limitations	(240)	(609)	(509)
Ending balance	$431	$378	$1,312

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. Other disclosures relating to unrecognized tax benefits are as follows:

December 31, (dollars in thousands)	2015	2014	2013
Impact on the effective tax rate, if unrecognized tax benefits were recognized	$378	$306	$1,198
Interest and penalties, net of tax benefit, accrued in the Consolidated Balance Sheets	$28	$174	$537
Interest and penalties expense (benefit) recognized in the Consolidated Statements of Operations	$(146)	$(363)	$(124)

Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. It is also reasonably possible that gross unrecognized tax benefits related to U.S. exposures may decrease within the next twelve months by approximately $0.1 million due to expiration of statutes of limitations.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2015, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2011	–	2015
China	2012	–	2015
Mexico	2010	–	2015
Netherlands	2014	–	2015
Portugal	2008	–	2015
United States (excluding 2009 which is closed)	2008	–	2015

9.	Pension
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

In the fourth quarter of 2015, we executed an agreement with Pensioenfonds voor de Grafische Bedrijven (“PGB”), an industry wide pension fund, and unwound direct ownership of our defined benefit pension plan in the Netherlands. In accordance with this agreement, we transferred all assets of the plan and made a cash contribution of $5.2 million to PGB. In return, PGB assumed the related liabilities and administrative responsibilities of the plan. As a result, there is no longer a pension liability on the Consolidated Balance Sheet at December 31, 2015. This event also resulted in a settlement charge of $21.6 million being recorded in the Consolidated Statement of Operations in the fourth quarter of 2015. Beginning in 2016, Libbey Holland will continue to make cash contributions to PGB as participating employees earn pension benefits. These related costs will be expensed as incurred, similar to the accounting associated with a defined contribution retirement plan.

Effect on Operations
The components of our net pension expense, including the SERP, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost (benefits earned during the period)	$4,365	$3,664	$4,739	$2,965	$2,264	$2,862	$7,330	$5,928	$7,601
Interest cost on projected benefit obligation	14,715	15,378	14,093	4,332	5,566	4,981	19,047	20,944	19,074
Expected return on plan assets	(22,661)	(22,387)	(22,374)	(2,447)	(2,447)	(1,995)	(25,108)	(24,834)	(24,369)
Amortization of unrecognized:
Prior service cost	417	1,059	1,172	(244)	164	164	173	1,223	1,336
Actuarial loss	7,291	4,057	8,604	1,599	1,012	919	8,890	5,069	9,523
Transition obligations	—	—	—	—	60	84	—	60	84
Settlement charge	13	483	1,805	21,574	291	447	21,587	774	2,252
Curtailment charge (credit)	—	—	—	(14)	—	—	(14)	—	—
Pension expense	$4,140	$2,254	$8,039	$27,765	$6,910	$7,462	$31,905	$9,164	$15,501

In 2015, 2014 and 2013, we incurred pension settlement charges of $21.6 million, $0.8 million and $2.3 million, respectively. The pension settlement charges in 2015 were triggered primarily by the liquidation of the Dutch pension fund in 2015. The pension settlement charges in 2014 and 2013 were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts.

Actuarial Assumptions

The assumptions used to determine the benefit obligations were as follows:

	U.S. Plans						Non-U.S. Plans
	2015			2014			2015	2014
Discount rate	4.60%	to	4.73%	4.17%	to	4.29%	8.10%	2.30%	to	7.60%
Rate of compensation increase	—%			—%			4.30%	2.00%	to	4.30%

The assumptions used to determine net periodic pension costs were as follows:

	U.S. Plans									Non-U.S. Plans
	2015			2014			2013			2015			2014			2013
Discount rate	4.17%	to	4.29%	4.83%	to	5.12%	3.98%	to	4.97%	2.30%	to	7.60%	3.70%	to	8.50%	3.70%	to	7.00%
Expected long-term rate of return on plan assets	7.25%			7.25%			7.50%			4.00%			4.10%			3.60%
Rate of compensation increase	—%			—%			—%			2.00%	to	4.30%	2.00%	to	4.30%	2.00%	to	4.30%

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

During 2014, the Society of Actuaries released a new mortality table, which is believed to better reflect current mortality expectations and is to be used in calculating pension obligations. In 2014, we adopted these new tables for our U.S. pension plans for use in determining our projected benefit obligations. Adoption of the new mortality tables increased our projected benefit obligation by approximately $22.1 million at December 31, 2014. In 2015, the Society of Actuaries published a new mortality projection scale which reflected two additional years of mortality experience. We adopted this 2015 update.

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$351,477	$310,109	$119,986	$102,719	$471,463	$412,828
Service cost	4,365	3,664	2,965	2,264	7,330	5,928
Interest cost	14,715	15,378	4,332	5,566	19,047	20,944
Exchange rate fluctuations	—	—	(13,948)	(14,668)	(13,948)	(14,668)
Actuarial (gain) loss	(26,796)	51,066	11,105	28,051	(15,691)	79,117
Plan participants' contributions	—	—	1,359	1,249	1,359	1,249
Plan amendments	—	—	(4,354)	(780)	(4,354)	(780)
Curtailment effect	—	—	(7,414)	—	(7,414)	—
Settlements paid	(96)	(12,825)	(74,485)	—	(74,581)	(12,825)
Benefits paid	(17,802)	(15,915)	(3,631)	(4,415)	(21,433)	(20,330)
Projected benefit obligation, end of year	$325,863	$351,477	$35,915	$119,986	$361,778	$471,463
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$340,082	$332,827	$74,279	$70,422	$414,361	$403,249
Actual return on plan assets	(6,096)	33,342	(213)	12,643	(6,309)	45,985
Exchange rate fluctuations	—	—	(7,761)	(9,328)	(7,761)	(9,328)
Employer contributions	96	2,653	10,452	3,708	10,548	6,361
Plan participants' contributions	—	—	1,359	1,249	1,359	1,249
Settlements paid	(96)	(12,825)	(74,485)	—	(74,581)	(12,825)
Benefits paid	(17,802)	(15,915)	(3,631)	(4,415)	(21,433)	(20,330)
Fair value of plan assets, end of year	$316,184	$340,082	$—	$74,279	$316,184	$414,361

Funded ratio	97.0%	96.8%	—%	61.9%	87.4%	87.9%
Funded status and net accrued pension benefit asset (cost)	$(9,679)	$(11,395)	$(35,915)	$(45,707)	$(45,594)	$(57,102)

The non-U.S. settlements paid in 2015 relate to us unwinding our direct ownership of the defined benefit pension plan in the Netherlands.

The current portion of the pension liability reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis. The net accrued pension benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2015	2014
Non-current asset	$977	$848
Current liability	(2,297)	(1,488)
Long-term liability	(44,274)	(56,462)
Net accrued pension liability	$(45,594)	$(57,102)

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2015 and 2014, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014
Net actuarial loss	$96,983	$102,328	$16,988	$38,843	$113,971	$141,171
Prior service cost (credit)	500	918	(3,472)	16	(2,972)	934
Total cost	$97,483	$103,246	$13,516	$38,859	$110,999	$142,105

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2015, that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$4,482	$848	$5,330
Prior service cost (credit)	263	(224)	39
Total cost	$4,745	$624	$5,369

Estimated contributions for 2016, as well as, contributions made in 2015 and 2014 to the pension plans are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Estimated contributions in 2016	$125	$2,388	$2,513
Contributions made in 2015	$96	$10,452	$10,548
Contributions made in 2014	$2,653	$3,708	$6,361

Included in the above table, related to the non-U.S. plans, we paid $5.2 million in connection with unwinding the direct ownership of our defined benefit pension plan in the Netherlands in the fourth quarter of 2015. It is difficult to estimate future cash contributions to the pension plans, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. It is possible that greater cash contributions may be required in 2016 than the amounts in the above table. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2016	$18,715	$2,388	$21,103
2017	$19,165	$1,929	$21,094
2018	$20,198	$2,065	$22,263
2019	$20,357	$2,526	$22,883
2020	$20,840	$2,335	$23,175
2021-2025	$107,972	$13,859	$121,831

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2014 were as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$268,218	$289,157	$35,915	$44,271	$304,133	$333,428
Accumulated benefit obligation	$268,218	$289,157	$29,102	$33,645	$297,320	$322,802
Fair value of plan assets	$257,562	$276,914	$—	$475	$257,562	$277,389

Plan Asset Allocation

The asset allocation for our U.S. pension plans at the end of 2015 and 2014 and the target allocation for 2016, by asset category, are as follows:

	Target Allocation	Percent of Plan Assets at Year End
U.S. Plans Asset Category	2016	2015	2014
Equity securities	45%	44%	44%
Debt and fixed income securities	32%	32%	33%
Real estate	5%	6%	5%
Other	18%	18%	18%
Total	100%	100%	100%

In connection with the unwinding our defined benefit pension plan in the Netherlands in the fourth quarter of 2015, all related plan assets were transferred to PGB, an industry wide pension fund. The asset allocation for our Dutch pension plan at the end of 2014, by asset category, was as follows:

Non-U.S. Plan Asset Category	Percent of Plan Assets at Year End 2014
Equity securities	28%
Debt securities	61%
Real estate	6%
Other	5%
Total	100%

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

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, our pension plan assets at fair value (see note 15 for further discussion of the fair value hierarchy) as of December 31, 2015 and 2014:

December 31, 2015 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$9,558	$—	$9,558
Real estate	—	17,376	—	17,376
Equity securities	—	138,497	—	138,497
Debt securities	—	101,895	—	101,895
Hedge funds	—	—	48,858	48,858
Total	$—	$267,326	$48,858	$316,184

December 31, 2014 (dollars in thousands)
	Level One	Level Two	Level Three	Total
Cash & cash equivalents	$—	$10,327	$—	$10,327
Real estate	—	17,332	4,224	21,556
Equity securities	—	170,324	—	170,324
Debt securities	—	157,846	—	157,846
Hedge funds	—	—	54,308	54,308
Total	$—	$355,829	$58,532	$414,361

The realized gain (loss) on disposition of Level 3 pension plan assets was a gain of $2.6 million in 2015 and immaterial in 2014. The following is a reconciliation for which Level 3 inputs were used in determining fair value:

Year ended December 31, (dollars in thousands)	2015	2014
Assets classified as Level 3 at the beginning of the year	$58,532	$60,231
Change in unrealized appreciation (depreciation)	218	801
Net purchases (sales)	(9,892)	(2,500)
Assets classified as Level 3 at the end of the year	$48,858	$58,532

10.	Nonpension Postretirement Benefits

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

Effect on Operations

The provision for our nonpension postretirement benefit expense consists of the following:

Year ended December 31, (dollars in thousands)	U.S. Plans			Non-U.S. Plans			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost (benefits earned during the period)	$855	$1,007	$1,190	$1	$1	$2	$856	$1,008	$1,192
Interest cost on projected benefit obligation	2,537	2,840	2,622	52	108	110	2,589	2,948	2,732
Amortization of unrecognized:
Prior service cost	140	140	140	—	—	—	140	140	140
Loss (gain)	592	267	857	(56)	—	—	536	267	857
Nonpension postretirement benefit expense	$4,124	$4,254	$4,809	$(3)	$109	$112	$4,121	$4,363	$4,921

Actuarial Assumptions

The discount rate used to determine the accumulated postretirement benefit obligation was:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Discount rate	4.56%	4.10%	3.69%	3.61%

The discount rate used to determine net postretirement benefit cost was:

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.10%	4.74%	3.85%	3.61%	4.36%	3.71%

The weighted average assumed health care cost trend rates at December 31 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Initial health care trend	7.00%	7.25%	7.00%	7.25%
Ultimate health care trend	5.00%	5.00%	5.00%	5.00%
Years to reach ultimate trend rate	8	9	8	9

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

Accumulated Postretirement Benefit Obligation
The components of our nonpension postretirement benefit obligation are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014
Change in accumulated nonpension postretirement benefit obligation:
Benefit obligation, beginning of year	$65,565	$61,117	$2,536	$2,706	$68,101	$63,823
Service Cost	855	1,007	1	1	856	1,008
Interest cost	2,537	2,840	52	108	2,589	2,948
Plan participants' contributions	610	699	—	—	610	699
Actuarial (gain) loss	(7,287)	5,466	(740)	29	(8,027)	5,495
Exchange rate fluctuations	—	—	(346)	(219)	(346)	(219)
Benefits paid	(3,485)	(5,564)	(113)	(89)	(3,598)	(5,653)
Benefit obligation, end of year	$58,795	$65,565	$1,390	$2,536	$60,185	$68,101

Funded status and accrued benefit cost	$(58,795)	$(65,565)	$(1,390)	$(2,536)	$(60,185)	$(68,101)

The net accrued postretirement benefit liability at December 31 of the respective year-ends were included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2015	2014
Current liability	$4,903	$4,800
Long-term liability	55,282	63,301
Total accrued postretirement benefit liability	$60,185	$68,101

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2015 and 2014, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014
Net actuarial loss (gain)	$5,080	$12,959	$(654)	$(30)	$4,426	$12,929
Prior service cost	(1,323)	(1,183)	—	—	(1,323)	(1,183)
Total cost (credit)	$3,757	$11,776	$(654)	$(30)	$3,103	$11,746

The pre-tax amounts in accumulated other comprehensive loss at December 31, 2015, that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss (gain)	$81	$(45)	$36
Prior service cost	140	—	140
Total cost (credit)	$221	$(45)	$176

Nonpension postretirement benefit payments net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2016	$4,861	$152	$5,013
2017	$5,041	$149	$5,190
2018	$5,166	$148	$5,314
2019	$5,065	$142	$5,207
2020	$4,926	$137	$5,063
2021-2025	$21,031	$500	$21,531

11.	Net Income per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31, (dollars in thousands, except earnings per share)	2015	2014	2013
Numerator for earnings per share:
Net income that is available to common shareholders	$66,333	$4,963	$28,459

Denominator for basic earnings per share:
Weighted average shares outstanding	21,816,935	21,716,288	21,216,780

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	342,214	467,249	525,393
Adjusted weighted average shares and assumed conversions	22,159,149	22,183,537	21,742,173

Basic earnings per share	$3.04	$0.23	$1.34

Diluted earnings per share	$2.99	$0.22	$1.31

Shares excluded from diluted earnings per share due to:
Inclusion would have been anti-dilutive (excluded from calculation)	105,201	168,557	202,375

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

Equity Participation Plan Program Description

We have an equity participation plan, the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan, which we refer to as the Omnibus Plan. Up to a total of 2,960,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the Omnibus Plan. Under the Omnibus Plan, grants of equity-based compensation may take the form of stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units or other stock-based awards. Employees and directors are eligible for awards under this plan. During 2015, there were grants of 108,297 stock options, 219,010 restricted stock units, and 1,025 cash settled restricted stock units. During 2014, there were grants of 233,054 stock options, 123,782 restricted stock units, 115,687 cash settled restricted stock units, and 2,600 stock appreciation rights. All option grants have an exercise price equal to the fair market value of the underlying stock on the grant date. The vesting period of options, stock appreciation rights, restricted stock units and cash settled restricted stock units outstanding as of December 31, 2015, is generally four years. Awards are subject to alternate vesting plans for death, disability, retirement eligibility and involuntary termination. Dividends are not payable on shares underlying options, stock appreciation rights or unvested restricted stock units. All grants of equity-based compensation are amortized over the vesting period in accordance with FASB ASC 718 expense attribution methodology. Pre-tax compensation expense of $5.9 million, $5.3 million and $5.1 million in selling, general and administrative expenses in the Consolidated Statements of Operations for 2015, 2014 and 2013, respectively.

Non-Qualified Stock Option Information

The Black-Scholes option-pricing model was used to estimate the grant-date fair value for stock options. The exercise price of each stock option equals the closing market price of our common stock on the date of grant. The maximum term is ten years. The following table summarizes non-qualified stock option disclosures for 2015, 2014 and 2013:

Year ended December 31, (dollars in thousands, except options and assumptions)	2015	2014	2013
Stock options granted	108,297	233,054	203,825
Stock option compensation expense included in the Consolidated Statements of Operations	$1,674	$1,591	$1,689
Weighted-average grant-date fair value of options granted using the Black-Scholes model	$14.72	$10.86	$8.42
Weighted average assumptions for stock option grants:
Risk-free interest	1.68%	1.90%	1.12%
Expected term	6.4 years	6.5 years	6.3 years
Expected volatility	39.92%	42.81%	44.51%
Dividend yield	1.16%	0.00%	0.00%

•	The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life.

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

•	The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

Information with respect to our stock option activity for 2015, 2014 and 2013 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding balance at January 1, 2013	1,311,634	$14.47	4	$7,651
Granted	203,825	$19.05
Exercised	(397,369)	$13.56		$3,257
Canceled	(129,310)	$27.58
Outstanding balance at December 31, 2013	988,780	$14.07	5	$6,856
Granted	233,054	$23.92
Exercised	(363,459)	$12.57		$5,218
Canceled	(24,365)	$20.58
Outstanding balance at December 31, 2014	834,010	$17.28	6.7	$11,808
Granted	108,297	$36.90
Exercised	(241,122)	$13.85		$5,722
Canceled	(44,514)	$25.43
Outstanding balance at December 31, 2015	656,671	$21.22	6.8	$2,103
Exercisable at December 31, 2015	314,669	$16.52	5.5	$1,659
Intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price.

As of December 31, 2015, $1.5 million of unrecognized compensation expense related to nonvested stock options is expected to be recognized within the next 2.0 years on a weighted-average basis. The total fair value of shares vested during 2015, 2014 and 2013 is $1.7 million, $1.1 million and $1.7 million, respectively. Shares issued for exercised options are issued from treasury stock, when available.

The following table summarizes our nonvested stock option activity for 2015, 2014 and 2013:

Nonvested Stock Options	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2013	347,591	$9.11
Granted	203,825	$8.42
Vested	(201,865)	$8.47
Forfeited	(7,275)	$9.78
Nonvested at December 31, 2013	342,276	$9.07
Granted	233,054	$10.86
Vested	(113,550)	$9.37
Forfeited	(23,265)	$9.73
Nonvested at December 31, 2014	438,515	$9.91
Granted	108,297	$14.72
Vested	(161,923)	$10.55
Forfeited	(42,887)	$11.32
Nonvested at December 31, 2015	342,002	$10.95

Stock Appreciation Rights Information

The exercise price of each stock appreciation right equals the closing market price of our common stock on the date of grant. The maximum term is ten years. Stock appreciation rights are settled in cash for the difference between the market price on the date of exercise and the exercise price. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. The Company entered into a CEO Retention Award Agreement pursuant to which the Company issued 240,829 stock appreciation rights to our CEO on December 16, 2013. On January 11, 2016, vesting of all unvested retention stock appreciation rights otherwise scheduled to vest on December 31, 2018 was accelerated as a result of the departure of our CEO.

The Black-Scholes option-pricing model was used to estimate the grant-date fair value. The following table summarizes stock appreciation rights disclosures for 2015, 2014 and 2013:

Year ended December 31, (dollars in thousands, except stock appreciation rights and assumptions)	2015	2014	2013
Stock appreciation rights granted	—	2,600	244,229
Stock appreciation rights compensation expense included in the Consolidated Statements of Operations	$(273)	$736	$59
Weighted-average grant-date fair value of stock appreciation rights granted using the Black-Scholes model		$10.45	$10.35
Weighted average assumptions for stock appreciation rights granted:
Risk-free interest		1.92%	1.95%
Expected term		6.5 years	6.5 years
Expected volatility		43.14%	43.52%
Dividend yield		0.00%	0.00%

The risk-free interest rate, expected term, expected volatility and dividend yield assumptions are calculated consistent with our non-qualified stock option awards.

Information with respect to our stock appreciation right activity for 2015, 2014 and 2013 is as follows:

Stock Appreciation Rights	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding Balance at January 1, 2013	6,750	$14.37
Granted	244,229	$21.26
Outstanding balance at December 31, 2013	250,979	$21.07	10	$—
Granted	2,600	$23.02
Exercised	(6,475)	$14.98
Canceled	(2,875)	$16.99
Outstanding balance at December 31, 2014	244,229	$21.27	9	$2,483
Outstanding balance at December 31, 2015	244,229	$21.27	8	$14
Exercisable at December 31, 2015	1,250	$18.88	6.9	$4

As of December 31, 2015, $0.7 million of unrecognized compensation expense related to nonvested stock appreciation rights is expected to be recognized within the next 3.0 years on a weighted-average basis. However, as a result of the acceleration of vesting on January 11, 2016, as mentioned above, we expect to recognize substantially all of the expense related to the CEO Retention Award Agreement in 2016. The total fair value of shares vested during 2015, 2014 and 2013 was immaterial.

The following table summarizes our non-vested stock appreciation rights for 2015, 2014 and 2013:

Nonvested Stock Appreciation Rights	Shares	Weighted-Average Value (per Share)
Nonvested at January 1, 2013	5,500	$10.86
Granted	244,229	$10.35
Vested	(1,688)	$10.73
Nonvested at December 31, 2013	248,041	$10.36
Granted	2,600	$10.45
Vested	(3,537)	$10.10
Forfeited	(2,875)	$9.66
Nonvested at December 31, 2014	244,229	$10.37
Vested	(1,250)	$10.33
Nonvested at December 31, 2015	242,979	$10.37

Stock and Restricted Stock Unit Information

Under the Omnibus Plan, we grant non-employee members of our Board of Directors shares of stock. The shares granted to Directors are immediately vested and all compensation expense is recognized in our Consolidated Statements of Operations in the year the grants are made. In addition, we grant restricted stock units to select executives and key employees. Compensation expense for restricted stock is measured based on the closing market price of the stock at date of grant less the present value of expected dividends over the vesting period, as dividends are not payable on unvested restricted stock units.

A summary of the activity for stock and restricted stock units under the Omnibus Plan for 2015, 2014 and 2013 is presented below:

Year ended December 31, (dollars in thousands, except share amounts)	2015	2014	2013
Beginning nonvested balance	232,824	208,460	263,181
Granted	219,010	123,782	131,555
Vested	(113,319)	(92,070)	(186,276)
Forfeited	(23,081)	(7,348)	—
Ending nonvested balance	315,434	232,824	208,460

Weighted-average grant-date fair value per restricted stock unit	$35.93	$24.24	$19.33

Compensation expense	$4,199	$2,340	$3,315

The total fair value for shares vested during the years ended December 31, 2015, 2014 and 2013 was $4.2 million, $2.2 million and $4.0 million, respectively. As of December 31, 2015, there was $5.0 million of unrecognized compensation cost related to nonvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.1 years. Shares issued for unrestricted stock and restricted stock unit awards were issued from treasury stock.

Cash Settled Restricted Stock Unit Information

Under the terms of the CEO Retention Award Agreement dated December 16, 2013, 115,687 cash settled restricted stock units were granted during the first quarter of 2014. Accordingly, awards that will be settled in cash are subject to liability accounting and the fair value of these awards will be remeasured at the end of each reporting period until settled. On January 11, 2016, vesting of all unvested retention cash settled restricted stock units otherwise scheduled to vest on December 31, 2018 was accelerated as a result of the departure of our CEO.

A summary of the activity for cash settled restricted stock units is presented below:

Year ended December 31, (dollars in thousands, except share amounts)	2015	2014
Beginning nonvested balance	115,687	—
Granted	1,025	115,687
Ending nonvested balance	116,712	115,687

Weighted-average grant-date fair value per restricted stock unit	$36.96	$23.02

Compensation expense	$317	$616

As of December 31, 2015, there was $1.5 million of unrecognized compensation cost related to nonvested cash settled restricted stock units granted. That cost is expected to be recognized over a weighted average period of 3.0 years. However, as a result of the acceleration of vesting on January 11, 2016, as mentioned above, we expect to recognize substantially all of the expense related to the CEO Retention Award Agreement in 2016.

Employee 401(k) Plan Retirement Fund and Non-Qualified Deferred Executive Compensation Plans

We sponsor the Libbey Inc. salary and hourly 401(k) plans (the Plan) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

For the Salary Plan, employees can contribute from 1 percent to 50 percent of their annual salary, up to the annual IRS limits. We match 100 percent on the first 6 percent of pretax contributions. For the Hourly Plan, employees can contribute from 1 percent to 25 percent of their eligible annual pay up to the annual IRS limits. We match 50 percent of the first 6 percent of eligible earnings that are contributed by employees on a pretax basis. Therefore, the maximum matching contribution that we may allocate to each participant's account did not exceed $15,900 for the Salary Plan or $7,950 for the Hourly Plan for the 2015 calendar year due to the $265,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions are invested according to the employees' deferral elections and vest immediately.

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

Our matching contributions to all Plans totaled $3.4 million, $3.1 million and $3.1 million in 2015, 2014 and 2013, respectively.

13.	Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. These derivatives, except for the foreign currency contracts and the natural gas contracts used in our Mexican manufacturing facility, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective (as is the case for natural gas contracts used in our Mexico manufacturing facility) or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts were accounted for under FASB ASC 815 “Derivatives and Hedging.”

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	December 31, 2015		December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency contracts	Prepaid and other current assets	245	Prepaid and other current assets	403
Total undesignated		245		403
Total		$245		$403
	Liability Derivatives:
(dollars in thousands)	December 31, 2015		December 31, 2014
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$1,069	Derivative liability - current	$1,222
Natural gas contracts	Other long-term liabilities	34	Other long-term liabilities	103
Interest rate contract	Derivative liability - current	2,132	Derivative liability - current	—
Interest rate contract	Other long-term liabilities	246	Other long-term liabilities	—
Total designated		3,481		1,325
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability - current	1,064	Derivative liability - current	1,431
Natural gas contracts	Other long-term liabilities	35	Other long-term liabilities	112
Total undesignated		1,099		1,543
Total		$4,580		$2,868

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of December 31, 2015, we had commodity contracts for 3,000,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2014, we had commodity contracts for 3,850,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at December 31, 2015. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Consolidated Statements of Operations.

In the years ended December 31, 2015 and 2014, we recognized a gain (loss) of $0.9 million and $(1.2) million, respectively, in other income in the Consolidated Statements of Operations related to the marked-to-market change in our de-designated Mexico natural gas derivatives. These natural gas derivatives were de-designated in the fourth quarter of 2014 due to ineffectiveness created by changes in the natural gas price resulting from a fluctuating surcharge initiated by the Mexican government on the price of natural gas. As instructed under FASB ASC 815 "Derivatives and Hedging", all marked-to-market changes on these derivatives are being reflected in other income. The accumulated balance in other comprehensive income (loss) for these de-designated contracts remained until the hedging contracts were utilized or expired. Since we have not elected hedge accounting for any new Mexico natural gas contracts entered into beginning October 1, 2014, all marked-to-market changes on these derivatives are being reflected in other income. We recognized a loss of $0.7 million and $0.1 million in other income in the year ended December 31, 2015 and 2014, respectively, related to the contracts where hedge accounting was not elected. In the year ended December 31, 2013, we recognized a loss of $0.3 million in other income in the Consolidated Statements of Operations for certain contracts at our Mexico facility related to ineffectiveness caused by the fluctuating surcharge on the Mexican natural gas price.

We received (paid) additional cash of $(4.6) million, $0.6 million and $(0.1) million in the years ended December 31, 2015, 2014 and 2013, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.1 million of loss in our Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

Year ended December 31, (dollars in thousands)	2015	2014	2013
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(1,909)	$(1,392)	$777
Total	$(1,909)	$(1,392)	$777

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations:

Year ended December 31, (dollars in thousands)	Location:	2015	2014	2013
Natural gas contracts	Cost of sales	$2,131	$573	$(57)
Total impact on net income (loss)		$2,131	$573	$(57)

The ineffective portion of derivative gain (loss) related to the de-designated Mexico contracts reclassified from accumulated other comprehensive loss to cost of sales in the Consolidated Statements of Operations was $0.2 million of income and an immaterial amount in the years ended December 31, 2015 and 2014, respectively.

The following table provides a summary of the gain (loss) recognized in other income in the Consolidated Statements of Operations from our natural gas contracts:

Year ended December 31, (dollars in thousands)	2015	2014	2013
Designated contracts with ineffectiveness	$—	$—	$(276)
De-designated contracts	932	(1,236)	—
Contracts where hedge accounting was not elected	(714)	(81)	—
Total	$218	$(1,317)	$(276)

Interest Rate Swaps as Cash Flow Hedges

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

Our interest rate swap qualifies and is designated as a cash flow hedge at December 31, 2015 and accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $2.1 million of additional interest expense in our Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss):

Year ended December 31, (dollars in thousands)	2015	2014	2013
Derivatives in Cash Flow Hedging relationships:
Interest Rate Swap	$(2,378)	$—	$—
Total	$(2,378)	$—	$—

Interest Rate Swaps as Fair Value Hedges

On June 18, 2012, we entered into an interest rate swap agreement with a notional amount of $45.0 million that was to mature in 2020. The swap agreement was executed in order to convert a portion of the fixed rate debt under the Senior Secured Notes into floating rate debt and maintain a capital structure containing fixed and floating rate debt. Upon the refinancing of the Senior Secured Notes, the swap was settled at fair value on May 9, 2014, resulting in a payment of $1.1 million. The remaining balance of the carrying value adjustment on debt related to the interest rate swap agreement was recognized as a loss in loss on redemption of debt on the Consolidated Statements of Operations. See note 6 for further discussion.

Prior to the 2014 refinancing of the Senior Secured Notes, $40.5 million of our interest rate swap agreement was designated and qualified as a fair value hedge. The change in the fair value of the derivative instrument related to the future cash flows (gain or loss on the derivative) and the offsetting change in the fair value of the hedged long-term debt attributable to the hedged risk were recognized in other income. We included the gain or loss on the hedged long-term debt, along with the offsetting loss or gain on the related interest rate swap, in other income, on the Consolidated Statements of Operations.

As of July 1, 2013, we de-designated 10 percent, or $4.5 million, of our interest rate swap. As a result, the mark-to-market of the $4.5 million portion of the swap was recorded in other income on the Consolidated Statement of Operations.

The following table provides a summary of the gain (loss) recognized in the Consolidated Statements of Operations from the de-designated portion of our interest rate swap agreement:

Year ended December 31, (dollars in thousands)	2014	2013
Interest rate swap	$140	$(208)
Related long-term debt	(589)	—
Net impact	$(449)	$(208)

The following table provides a summary of the gain (loss) recognized in the Consolidated Statements of Operations from the designated portion of our interest rate swap agreement:

Year ended December 31, (dollars in thousands)	2014	2013
Interest rate swap	$497	$1,732
Related long-term debt	(735)	(2,164)
Net impact	$(238)	$(432)

The gain or loss on the hedged long-term debt netted with the offsetting gain or loss on the related designated and de-designated interest rate swap was recorded on the Consolidated Statements of Operations as follows:

Year ended December 31, (dollars in thousands)	2014	2013
Loss on redemption of debt	$(757)	$—
Other income (expense)	70	(640)
Net impact	$(687)	$(640)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. From time to time, we enter into a series of foreign currency contracts to sell Canadian dollars. We had contracts for C$6.2 million and C$6.3 million at December 31, 2015 and 2014, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in other income as follows:

Year ended December 31, (dollars in thousands)	Location:	2015	2014	2013
Currency contracts	Other income (expense)	$(158)	$403	$(41)
Total		$(158)	$403	$(41)

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap, natural gas hedges and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of December 31, 2015, by Standard and Poor’s.

14.	Comprehensive Income (Loss)
Accumulated other comprehensive loss, net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Total Accumulated Comprehensive Loss
Balance on December 31, 2012	$(1,641)	$489	$(139,888)	$(141,040)

Other comprehensive income (loss)	6,195	777	—	6,972
Actuarial gain (loss)	—	—	47,704	47,704
Currency impact	—	—	(298)	(298)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	12,185	12,185
Amortization of prior service cost (1)	—	—	1,476	1,476
Amortization of transition obligation (1)	—	—	84	84
Cost of sales	—	57	—	57
Current-period other comprehensive income (loss)	6,195	834	61,151	68,180
Tax effect	—	(102)	(198)	(300)
Balance on December 31, 2013	4,554	1,221	(78,935)	(73,160)

Other comprehensive income (loss)	(13,716)	(1,392)	—	(15,108)
Actuarial gain (loss)	—	—	(62,689)	(62,689)
Currency impact	—	—	4,655	4,655
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	5,331	5,331
Amortization of prior service cost (1)	—	—	2,142	2,142
Amortization of transition obligation (1)	—	—	60	60
Cost of sales	—	(573)	—	(573)
Current-period other comprehensive income (loss)	(13,716)	(1,965)	(50,501)	(66,182)
Tax effect	—	119	776	895
Balance on December 31, 2014	(9,162)	(625)	(128,660)	(138,447)

Other comprehensive income (loss)	(13,751)	(4,287)	—	(18,038)
Actuarial gain (loss)	—	—	21,438	21,438
Currency impact	—	—	4,233	4,233
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	9,426	9,426
Amortization of prior service cost (1)	—	—	4,652	4,652
Cost of sales	—	2,357	—	2,357
Current-period other comprehensive income (loss)	(13,751)	(1,930)	39,749	24,068
Tax effect	—	695	(6,548)	(5,853)
Balance on December 31, 2015	$(22,913)	$(1,860)	$(95,459)	$(120,232)
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

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability (dollars in thousands)	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(2,202)	$—	$(2,202)	$—	$(2,868)	$—	$(2,868)
Currency contracts	—	245	—	245	—	403	—	403
Interest rate agreements	—	(2,378)	—	(2,378)	—	—	—	—
Net derivative asset (liability)	$—	$(4,335)	$—	$(4,335)	$—	$(2,465)	$—	$(2,465)

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

The total derivative position is recorded on the Consolidated Balance Sheets as follows:

Asset / (Liability (dollars in thousands)	December 31, 2015	December 31, 2014
Prepaid and other current assets	$245	$403
Derivative liability	(4,265)	(2,653)
Other long-term liabilities	(315)	(215)
Net derivative asset (liability)	$(4,335)	$(2,465)

16.	Operating Leases

Rental expense for all non-cancelable operating leases, primarily for warehouses, was $17.5 million, $19.6 million and $18.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rentals under operating leases are as follows (dollars in thousands):

2016	2017	2018	2019	2020	2021 and thereafter
$14,652	$13,621	$12,558	$11,547	$10,723	$40,112

17.	Other Income
Items included in other income in the Consolidated Statements of Operations are as follows:

Year ended December 31, (dollars in thousands)	2015	2014	2013
Gain (loss) on currency translation	$2,641	$1,905	$(293)
Hedge ineffectiveness	218	(1,247)	(916)
Insurance recovery on furnace malfunction, net (see note 18)	—	—	1,844
Other non-operating income	21	1,693	1,012
Other income	$2,880	$2,351	$1,647

18.	Contingencies

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

To the extent that Syracuse China has a liability with respect to the Lower Ley Creek sub-site, including without limitation costs to fund the RD work, and to the extent the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claim for indemnification under the Asset Purchase Agreement.

In connection with the above proceedings, an estimated environmental liability of $1.1 million and a recoverable amount of $0.6 million in other long term assets have been recorded in the Consolidated Balance Sheet at December 31, 2015. An estimated liability of $1.0 million and a recoverable amount $0.7 million in other long term assets have been recorded in the Consolidated Balance Sheet at December 31, 2014. Expense of $0.2 million and $0.3 million has been recorded in cost of sales in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

In the fourth quarter of 2015, we revised our reporting segments in connection with the transition of all regional business units reporting to our Chief Operating Officer who is also the Chief Operating Decision Maker. Under the new structure, our U.S. and Canada glass tableware business is combined with our U.S. and Canada sourcing business in order to be consistent with the way we manage and report our other segments. Our reporting segments continue to align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. We now report financial results for U.S. and Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Sales and segment EBIT continue to reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

U.S. & Canada—includes worldwide sales of manufactured and sourced glass tableware and sourced ceramic dinnerware, metal tableware, hollowware and serveware having an end market destination in the U.S and Canada excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.

Latin America—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Latin America including glass products for OEMs that have an end market destination outside of Latin America.

EMEA—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

Other—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

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

Year ended December 31, (dollars in thousands)	2015	2014	2013
Net Sales:
U.S. & Canada	$497,728	$482,094	$459,575
Latin America	167,069	190,079	179,567
EMEA	122,664	147,587	146,455
Other	34,884	32,732	33,214
Consolidated	$822,345	$852,492	$818,811

Segment EBIT:
U.S. & Canada	$80,406	$72,546	$76,445
Latin America	22,017	32,909	33,841
EMEA	1,251	5,726	874
Other	4,390	2,378	3,374
Total Segment EBIT	$108,064	$113,559	$114,534

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$108,064	$113,559	$114,534
Retained corporate costs	(34,645)	(30,558)	(21,653)
Loss on redemption of debt (note 6)	—	(47,191)	(2,518)
Pension settlement charges (note 9)	(21,693)	(774)	(2,252)
Furnace malfunction (note 18)	—	4,782	(4,428)
Environmental obligation (note 18)	(157)	(315)	—
Restructuring charges (note 7)	—	(985)	(6,544)
Reorganization charges (1)	(4,316)	—	—
Derivatives (2)	218	(1,247)	(916)
Abandoned property (note 18)	—	—	(1,781)
Executive termination	(870)	(875)	(736)
Interest expense	(18,484)	(22,866)	(32,006)
(Provision) benefit for income taxes	38,216	(8,567)	(13,241)
Net income	$66,333	$4,963	$28,459

Depreciation & Amortization:
U.S. & Canada	$12,214	$10,319	$12,685
Latin America	14,738	12,562	12,301
EMEA	8,510	10,061	10,449
Other	5,855	6,179	7,275
Corporate	1,395	1,267	1,259
Consolidated	$42,712	$40,388	$43,969

Capital Expenditures:
U.S. & Canada	$25,106	$21,927	$9,022
Latin America	11,944	22,517	22,412
EMEA	6,773	6,471	7,787
Other	1,855	1,983	7,437
Corporate	2,458	1,495	2,749
Consolidated	$48,136	$54,393	$49,407
______________________________
(1) Management reorganization to support our growth strategy.
(2) Derivatives relate to hedge ineffectiveness on our natural gas contracts and interest rate swap, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

December 31, (dollars in thousands)	2015	2014	2013
Segment Assets(1):
U.S. & Canada	$140,840	$129,676	$115,184
Latin America	68,599	66,726	70,149
EMEA	48,924	48,557	50,115
Other	14,043	15,975	17,222
Consolidated	$272,406	$260,934	$252,670
______________________________
(1) Segment assets are defined as net accounts receivable, excluding insurance claim receivable resulting from the furnace malfunction, plus net inventory.

Net sales to customers and long-lived assets located in the U.S., Mexico, and Other regions for 2015, 2014 and 2013 are presented below. Intercompany sales to affiliates represent products that are transferred to those geographic areas on a basis intended to reflect as nearly as possible the market value of the products. The long-lived assets include net property, plant and equipment.

(dollars in thousands)	United States	Mexico	All Other	Eliminations	Consolidated
2015
Net sales:
Customers	$488,582	$107,386	$226,377		$822,345
Intercompany	68,388	11,573	37,612	$(117,573)	—
Total net sales	$556,970	$118,959	$263,989	$(117,573)	$822,345
Long-lived assets	$94,206	$93,573	$84,755	$—	$272,534

2014
Net sales:
Customers	$465,820	$126,699	$259,973		$852,492
Intercompany	80,525	14,960	35,058	$(130,543)	—
Total net sales	$546,345	$141,659	$295,031	$(130,543)	$852,492
Long-lived assets	$82,702	$97,960	$97,316	$—	$277,978

2013
Net sales:
Customers	$444,176	$125,752	$248,883		$818,811
Intercompany	51,521	12,747	22,423	$(86,691)	—
Total net sales	$495,697	$138,499	$271,306	$(86,691)	$818,811
Long-lived assets	$68,114	$84,703	$112,845	$—	$265,662

Selected Quarterly Financial Data (unaudited)

The following table presents selected quarterly financial data for the years ended December 31, 2015 and 2014:

(dollars in thousands, except per-share amounts)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$187,365	$181,581	$214,051	$223,536	$201,784	$215,957	$219,145	$231,418
Gross profit	$42,495	$32,339	$56,890	$60,267	$47,691	$50,315	$29,252	$60,224
Net income (loss)	$3,112	$(3,384)	$14,394	$(25,168)	$16,719	$13,758	$32,108	$19,757
Earnings (loss) per share:
Basic	$0.14	$(0.16)	$0.66	$(1.16)	$0.77	$0.63	$1.47	$0.90
Diluted	$0.14	$(0.16)	$0.65	$(1.16)	$0.75	$0.62	$1.45	$0.88

The following table contains 2015 segment information by quarter on an end market basis presented to conform with our new segment structure effective in the fourth quarter of 2015.

	2015 Quarter Ending
(dollars in thousands)	March 31	June 30	September 30	December 31	Total 2015
Net Sales:
U.S. & Canada (1)	$109,919	$127,435	$120,600	$139,774	$497,728
Latin America (2)	39,852	44,614	42,372	40,231	167,069
EMEA (3)	28,509	32,126	30,572	31,457	122,664
Other (4)	9,085	9,876	8,240	7,683	34,884
Consolidated	$187,365	$214,051	$201,784	$219,145	$822,345

Segment EBIT (5):
U.S. & Canada (1)	$10,860	$25,315	$20,842	$23,389	$80,406
Latin America (2)	7,088	5,003	6,280	3,646	22,017
EMEA (3)	(766)	1,786	254	(23)	1,251
Other (4)	1,870	1,076	905	539	4,390
Total Segment EBIT	$19,052	$33,180	$28,281	$27,551	$108,064

Depreciation & Amortization:
U.S. & Canada (1)	$2,792	$2,987	$3,010	$3,425	$12,214
Latin America (2)	3,285	3,430	3,662	4,361	14,738
EMEA (3)	2,177	2,137	2,131	2,065	8,510
Other (4)	1,491	1,481	1,462	1,421	5,855
Corporate	439	434	368	154	1,395
Consolidated	$10,184	$10,469	$10,633	$11,426	$42,712

Capital Expenditures:
U.S. & Canada (1)	$10,837	$9,931	$2,666	$1,672	$25,106
Latin America (2)	3,681	4,329	3,160	774	11,944
EMEA (3)	1,437	1,338	1,726	2,272	6,773
Other (4)	183	357	451	864	1,855
Corporate	521	622	241	1,074	2,458
Consolidated	$16,659	$16,577	$8,244	$6,656	$48,136

(1) U.S. & Canada—includes worldwide sales of manufactured and sourced glass tableware and sourced ceramic dinnerware, metal tableware, hollowware and serveware having an end market destination in the U.S and Canada excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.
(2) Latin America—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Latin America including glass products for OEMs that have an end market destination outside of Latin America.
(3) EMEA—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.
(4) Other—includes primarily worldwide sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.
(5) Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance.

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

Report of Management

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment management used the criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the COSO framework) in 2013. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company's independent registered public accounting firm, Deloitte & Touche LLP, that audited the Company's Consolidated Financial Statements, has issued an attestation report on the Company's internal control over financial reporting.

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

Equity Compensation Plan Information

Following are the number of securities and weighted average exercise price thereof under our compensation plans approved and not approved by security holders as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,059,284	$21.22	654,010
Equity compensation plans not approved by security holders	—	—	—
Total	1,059,284	$21.22	654,010
________________

(1)	This number includes 402,613 restricted stock units awarded under Libbey's equity compensation plans.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the caption “Audit-Related Matters - Who are Libbey's auditors?” and “-What fees did Libbey pay to its auditors for Fiscal 2015 and 2014?” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Index of Financial Statements and Financial Statement Schedule Covered by Reports of Independent Registered Public Accounting Firm.

Page
Reports of Independent Registered Public Accounting Firms	51

Consolidated Balance Sheets at December 31, 2015 and 2014	54

For the years ended December 31, 2015, 2014 and 2013:
Consolidated Statements of Operations	55
Consolidated Statements of Comprehensive Income (Loss)	56
Consolidated Statements of Shareholders' Equity	57
Consolidated Statements of Cash Flows	58

Notes to Consolidated Financial Statements	59

Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2015, 2014 and 2013 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

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

Libbey Inc.

		by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
Date:	February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature			Title

William A. Foley			Chief Executive Officer & Chairman of the Board of Directors

Peter C. McC. Howell			Director

Carol B. Moerdyk			Director

Ginger M. Jones			Director

Carlos V. Duno			Director

Deborah G. Miller			Director

John C. Orr			Lead Director

Theo Killion			Director

		By:	/s/ Sherry L. Buck
Sherry L. Buck
Attorney-In-Fact

		Date:	February 29, 2016
/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date:	February 29, 2016

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Financial Statement Schedule of Libbey Inc. for the years ended December 31, 2015, 2014 and 2013 for Schedule II Valuation and Qualifying Accounts (Consolidated)	S-1

Libbey Inc.

Schedule II -- Valuation and Qualifying Accounts (Consolidated)
Years ended December 31, 2015, 2014 and 2013

(dollars in thousands)	Allowance for Doubtful Accounts & Discounts		Valuation Allowance for Deferred Tax Asset

Balance at December 31, 2012	$5,703		$77,629
Charged to expense or other accounts	198		2,235
Deductions	(55)	(1)	(33,816)	(2)
Balance at December 31, 2013	5,846		46,048
Charged to expense or other accounts	1,040		21,420
Deductions	(1,300)	(1)	(982)	(2)
Balance at December 31, 2014	5,586		66,486
Charged to expense or other accounts	2,719		6,093
Deductions	(1,239)	(1)	(61,395)	(2)
Balance at December 31, 2015	$7,066		$11,184
_________________
(1) Uncollectible accounts written off, net of recoveries.
(2) The net decrease in valuation allowance is primarily a result of net changes in cumulative book/tax timing differences and, with respect to activity for the year ended December 31, 2015, changes in judgment regarding the realizability of U.S. deferred tax assets.

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

10.22	Letter agreement between Libbey Inc. and William A. Foley dated as of January 12, 2016 and revised as of February 9, 2016.

21	Subsidiaries of the Registrant (filed herein).

23.1	Consent of Deloitte & Touche LLP (filed herein).

23.2	Consent of Ernst & Young LLP (filed herein).

24	Power of Attorney (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

32.2	Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document