Form 10-Q
period 2016-03-31
LIBBEY INC
filed 2016-05-03
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common Stock, $.01 par value 21,760,562 shares at April 29, 2016.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net sales	$182,807	$187,365
Freight billed to customers	618	606
Total revenues	183,425	187,971
Cost of sales	143,451	145,476
Gross profit	39,974	42,495
Selling, general and administrative expenses	34,135	34,399
Income from operations	5,839	8,096
Other income (expense)	(15)	827
Earnings before interest and income taxes	5,824	8,923
Interest expense	5,244	4,523
Income before income taxes	580	4,400
Provision (benefit) for income taxes	(138)	1,288
Net income	$718	$3,112

Net income per share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.14
Dividends declared per share	$0.115	$0.110
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015

Net income	$718	$3,112

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	989	4,712
Change in fair value of derivative instruments, net of tax	(1,858)	(242)
Foreign currency translation adjustments, net of tax	3,205	(10,490)
Other comprehensive income (loss), net of tax	2,336	(6,020)

Comprehensive income (loss)	$3,054	$(2,908)
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$25,570	$49,044
Accounts receivable — net	87,901	94,379
Inventories — net	191,950	178,027
Prepaid and other current assets	19,845	19,326
Total current assets	325,266	340,776
Pension asset	977	977
Purchased intangible assets — net	16,231	16,364
Goodwill	164,112	164,112
Deferred income taxes	49,736	48,662
Other assets	8,900	9,019
Total other assets	239,956	239,134
Property, plant and equipment — net	268,913	272,534
Total assets	$834,135	$852,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$63,185	$71,560
Salaries and wages	25,971	27,266
Accrued liabilities	42,545	45,179
Accrued income taxes	2,295	4,009
Pension liability (current portion)	2,032	2,297
Non-pension postretirement benefits (current portion)	4,903	4,903
Derivative liability	4,346	4,265
Long-term debt due within one year	4,761	4,747
Total current liabilities	150,038	164,226
Long-term debt	420,469	426,272
Pension liability	42,792	44,274
Non-pension postretirement benefits	55,446	55,282
Deferred income taxes	3,235	2,822
Other long-term liabilities	13,736	11,186
Total liabilities	685,716	704,062

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2016 (21,843,851 shares issued in 2015)	218	218
Capital in excess of par value	328,473	330,756
Treasury stock	(979)	(4,448)
Retained deficit	(61,397)	(57,912)
Accumulated other comprehensive loss	(117,896)	(120,232)
Total shareholders’ equity	148,419	148,382
Total liabilities and shareholders’ equity	$834,135	$852,444

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 9)	Total

Balance December 31, 2015	21,843,851	110,717	$218	$330,756	$(4,448)	$(57,912)	$(120,232)	$148,382

Net income						718		718
Other comprehensive income							2,336	2,336
Stock compensation expense				281				281
Dividends						(2,515)		(2,515)
Stock withheld for employee taxes				(473)				(473)
Stock issued		(122,785)		(2,091)	4,666	(1,688)		887
Purchase of treasury shares		66,115			(1,197)			(1,197)
Balance March 31, 2016	21,843,851	54,047	$218	$328,473	$(979)	$(61,397)	$(117,896)	$148,419
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Operating activities:
Net income	$718	$3,112
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,081	10,184
Loss on asset sales and disposals	61	211
Change in accounts receivable	7,217	(5,647)
Change in inventories	(12,467)	(16,720)
Change in accounts payable	(5,589)	(2,339)
Accrued interest and amortization of discounts and finance fees	(2,220)	212
Pension & non-pension postretirement benefits, net	(101)	1,003
Accrued liabilities & prepaid expenses	(1,616)	(2,876)
Income taxes	(2,965)	(1,360)
Share-based compensation expense	1,816	2,129
Other operating activities	(1,909)	(1,145)
Net cash used in operating activities	(4,974)	(13,236)

Investing activities:
Additions to property, plant and equipment	(9,855)	(16,659)
Net cash used in investing activities	(9,855)	(16,659)

Financing activities:
Borrowings on ABL credit facility	6,000	14,100
Repayments on ABL credit facility	(6,000)	(10,000)
Other repayments	(171)	(3,255)
Repayments on Term Loan B	(6,100)	(1,100)
Stock options exercised	1,029	1,848
Dividends	(2,515)	(2,402)
Treasury shares purchased	(1,197)	(9,144)
Net cash used in financing activities	(8,954)	(9,953)

Effect of exchange rate fluctuations on cash	309	(1,580)
Decrease in cash	(23,474)	(41,428)

Cash at beginning of period	49,044	60,044
Cash at end of period	$25,570	$18,616

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$7,318	$3,929
Cash paid during the period for income taxes	$1,544	$1,181

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

See our Form 10-K for the year ended December 31, 2015 for a description of significant accounting policies not listed below.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Financial Accounting Standards Board Accounting Standards Codification™ (FASB ASC) Topic 740, “Income Taxes,” requires that a valuation allowance be recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax paying component in which we conduct our operations or otherwise incur taxable income or losses. See note 5 for further discussion.

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

	Three months ended March 31,
(dollars in thousands)	2016	2015
Stock-based compensation expense	$1,816	$2,129

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the quarter ended March 31, 2016, including the segment data in note 10.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 which defers the effective date one year from January 1, 2017 to January 1, 2018, but early adoption as of January 1, 2017 is permitted. In March of 2016 the FASB issued ASU 2016-08, "Revenue From Contracts With Customers: Principal vs. Agent Considerations" (ASU 2016-08). ASU 2016-08 provides more detailed guidance in determining principal or agent determination and when revenue should be recorded when a performance obligation is completed. We are currently assessing the impact that these standards will have on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern" (ASU 2014-15), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for the annual reporting period ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We are currently evaluating the impact that this standard will have on our Condensed Consolidated Financial Statements.

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)" (ASU 2015-07), which removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by FASB ASC Topic 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. ASU 2015-07 is effective for entities for fiscal years beginning after December 15, 2015 and interim periods within, with retrospective application to all periods presented. Early application is permitted. Although there is no impact on our 2016 interim financial statements, we are currently assessing the impact that this standard will have on our Consolidated Financial Statements at December 31, 2016.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (ASU 2015-11), which requires that inventory be measured at the lower of its cost or the estimated sale price, minus the costs of completing the sale, which the FASB calls the net realizable value. This update is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that this standard will have on our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2016	December 31, 2015
Accounts receivable:
Trade receivables	$84,203	$91,324
Other receivables	3,698	3,055
Total accounts receivable, less allowances of $6,063 and $7,066	$87,901	$94,379

Inventories:
Finished goods	$173,597	$159,998
Work in process	1,619	1,183
Raw materials	4,497	4,944
Repair parts	11,057	10,763
Operating supplies	1,180	1,139
Total inventories, less loss provisions of $5,533 and $5,313	$191,950	$178,027

Accrued liabilities:
Accrued incentives	$20,865	$21,450
Other accrued liabilities	21,680	23,729
Total accrued liabilities	$42,545	$45,179

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2016	December 31, 2015
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	427,300	433,400
AICEP Loan	0.00%		July, 2016 to July 30, 2018	3,413	3,451
Total borrowings				430,713	436,851
Less — unamortized discount and finance fees				5,483	5,832
Total borrowings — net				425,230	431,019
Less — long term debt due within one year				4,761	4,747
Total long-term portion of borrowings — net				$420,469	$426,272
________________________
(1) - See interest rate swap in note 8. The interest rate was 3.75 percent at March 31, 2016.

At March 31, 2016, the available borrowing base under the ABL Facility is offset by a $0.4 million rent reserve and a $1.6 million mark-to-market reserve for natural gas contracts. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit, which when outstanding are applied against the $100.0 million limit; at March 31, 2016, $6.6 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $91.4 million at March 31, 2016, compared to $91.0 million at December 31, 2015.

5.	Income Taxes

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

Our effective tax rate was (23.8) percent for the quarter ended March 31, 2016, compared to 29.3 percent for the quarter ended March 31, 2015. Our effective tax rate differs from the United States statutory tax rate primarily due to a valuation allowance on deferred tax assets in the Netherlands, earnings in countries with differing statutory tax rates, foreign withholding tax, and tax planning structures.

At March 31, 2016, we continued to record a valuation allowance of approximately $11.9 million against our deferred tax assets in the Netherlands. We review the need for valuation allowances in all jurisdictions on a quarterly basis in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or reversing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there were unusual, infrequent or extraordinary items to be considered. With respect to the valuation allowance recorded in the Netherlands, management continues to conclude that the negative evidence outweighs the positive and thus the valuation allowance was maintained.

6.	Pension and Non-pension Postretirement Benefits

We have pension plans covering the majority of our employees. Benefits generally are based on compensation and service for salaried employees and job grade and length of service for hourly employees. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers certain salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiary in Mexico. The plan in Mexico is unfunded.

In the fourth quarter of 2015, we executed an agreement with Pensioenfonds voor de Grafische Bedrijven (“PGB”), an industry wide pension fund, and unwound direct ownership of our defined benefit pension plan in the Netherlands. In accordance with this agreement, we transferred all assets of the plan to PGB, which now assumes the related liabilities and administrative responsibilities of the plan. In 2016, Libbey Holland continues to make cash contributions to PGB as participating employees earn pension benefits. These related costs are expensed as incurred and are excluded from 2016 pension expense below.

The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$996	$1,161	$317	$748	$1,313	$1,909
Interest cost	3,777	3,709	672	1,103	4,449	4,812
Expected return on plan assets	(5,755)	(5,662)	—	(598)	(5,755)	(6,260)
Amortization of unrecognized:
Prior service cost	66	104	(54)	(64)	12	40
Actuarial loss	1,120	1,886	202	406	1,322	2,292
Pension expense	$204	$1,198	$1,137	$1,595	$1,341	$2,793

We have contributed $1.5 million of cash into our pension plans for the three months ended March 31, 2016. Pension contributions for the remainder of 2016 are estimated to be $1.0 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$199	$282	$—	$—	$199	$282
Interest cost	652	660	12	19	664	679
Amortization of unrecognized:
Prior service cost	35	35	—	—	35	35
Actuarial loss / (gain)	20	196	(11)	—	9	196
Non-pension postretirement benefit expense	$906	$1,173	$1	$19	$907	$1,192

Our 2016 estimate of non-pension cash payments is $5.0 million, and we have paid $0.8 million for the three months ended March 31, 2016.

7.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2016	2015
Numerators for earnings per share:
Net income that is available to common shareholders	$718	$3,112

Denominator for basic earnings per share:
Weighted average shares outstanding	21,850,171	21,853,455

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	150,847	495,159
Adjusted weighted average shares and assumed conversions	22,001,018	22,348,614

Basic earnings per share	$0.03	$0.14

Diluted earnings per share	$0.03	$0.14

Shares excluded from diluted earnings per share due to:
Inclusion would have been anti-dilutive (excluded from calculation)	616,642	89,006

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
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt, commodity price risks associated with forecasted future natural gas requirements and foreign exchange rate risks associated with transactions denominated in a currency other than the U.S. dollar. These derivatives, except for the foreign currency contracts and the natural gas contracts used in our Mexican manufacturing facilities, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective (as is the case for natural gas contracts used in our Mexico manufacturing facility) or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. All of these contracts are accounted for under FASB ASC 815 “Derivatives and Hedging.”

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	March 31, 2016		December 31, 2015
Derivatives not designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Currency contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$245
Total undesignated		—		245
Total		$—		$245

	Liability Derivatives:
(dollars in thousands)	March 31, 2016		December 31, 2015
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$1,129	Derivative liability - current	$1,069
Natural gas contracts	Other long-term liabilities	50	Other long-term liabilities	34
Interest rate contract	Derivative liability - current	2,322	Derivative liability - current	2,132
Interest rate contract	Other long-term liabilities	2,884	Other long-term liabilities	246
Total designated		6,385		3,481
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Derivative liability - current	173	Derivative liability - current	—
Natural gas contracts	Derivative liability - current	722	Derivative liability - current	1,064
Natural gas contracts	Other long-term liabilities	7	Other long-term liabilities	35
Total undesignated		902		1,099
Total		$7,287		$4,580

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of March 31, 2016, we had commodity contracts for 2,220,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2015, we had commodity contracts for 3,000,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at March 31, 2016. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

Since October 1, 2014, our derivatives for natural gas in Mexico have not been designated as cash flow hedges. All mark-to-market changes on these derivatives are being reflected in other income (expense). We recognized a gain (loss) of $0.4 million and $(0.3) million in other income (expense) in the three months ended March 31, 2016 and March 31, 2015, respectively, related to the natural gas contracts where hedge accounting was not elected. Mexico natural gas contracts de-designated in the fourth quarter of 2014 were primarily all utilized by December 31, 2015.

We paid additional cash of $1.2 million in each of the three month periods ended March 31, 2016 and March 31, 2015, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.1 million of loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our natural gas contracts:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(616)	$(829)
Total	$(616)	$(829)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations from our natural gas contracts:

		Three months ended March 31,
(dollars in thousands)		2016	2015
Derivative:	Location:
Natural gas contracts	Cost of sales	$(540)	$(536)
Total impact on net income (loss)		$(540)	$(536)

The ineffective portion of derivative gain (loss) related to the de-designated Mexico contracts reclassified from accumulated other comprehensive loss to cost of sales in the Condensed Consolidated Statements of Operations was immaterial for the three months ended March 31, 2015.

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Condensed Consolidated Statements of Operations from our natural gas contracts:

	Three months ended March 31,
(dollars in thousands)	2016	2015
De-designated contracts	$—	$(104)
Contracts where hedge accounting was not elected	370	(295)
Total	$370	$(399)

Interest Rate Swap

On April 1, 2015, we executed an interest rate swap on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swap effectively converts $220.0 million of our Term Loan B debt from a variable interest rate to a 4.85 percent fixed interest rate, thus reducing the impact of interest rate changes on future income. The fixed rate swap became effective in January 2016 and expires in January 2020. This interest rate swap is valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.

Our interest rate swap qualifies and is designated as a cash flow hedge at March 31, 2016 and accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting would be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $2.3 million of additional interest expense in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our interest rate swap:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Derivatives in Cash Flow Hedging relationships:
Interest rate swap	$(3,219)	$—
Total	$(3,219)	$—

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations from our interest rate swap:

		Three months ended March 31,
(dollars in thousands)		2016	2015
Derivative:	Location:
Interest rate swap	Interest expense	$(391)	$—
Total impact on net income (loss)		$(391)	$—

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar primarily associated with our Canadian dollar denominated accounts receivable. From time to time, we enter into a series of foreign currency contracts to sell Canadian dollars. At March 31, 2016 and December 31, 2015, we had C$7.0 million and C$6.2 million in foreign currency contracts, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in other income (expense) as follows:

		Three months ended March 31,
(dollars in thousands)		2016	2015
Derivative:	Location:
Currency contracts	Other income (expense)	$(418)	$74
Total		$(418)	$74

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of March 31, 2016, by Standard and Poor’s.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended March 31, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2015	$(22,913)	$(1,860)	$(95,459)	$(120,232)

Other comprehensive income (loss)	3,350	(3,835)	—	(485)
Currency impact	—	—	103	103

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,331	1,331
Amortization of prior service cost (1)	—	—	47	47
Cost of sales	—	540	—	540
Interest expense	—	391	—	391
Current-period other comprehensive income (loss)	3,350	(2,904)	1,481	1,927
Tax effect	(145)	1,046	(492)	409
Balance on March 31, 2016	$(19,708)	$(3,718)	$(94,470)	$(117,896)

Three months ended March 31, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2014	$(9,162)	$(625)	$(128,660)	$(138,447)

Other comprehensive income (loss)	(10,490)	(829)	—	(11,319)
Currency impact	—	—	2,291	2,291

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,488	2,488
Amortization of prior service cost (1)	—	—	75	75
Cost of sales	—	607	—	607
Current-period other comprehensive income (loss)	(10,490)	(222)	4,854	(5,858)
Tax effect	—	(20)	(142)	(162)
Balance on March 31, 2015	$(19,652)	$(867)	$(123,948)	$(144,467)
___________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

10.	Segments

In the fourth quarter of 2015, we revised our reporting segments. Under the new structure, our U.S. and Canada glass tableware business is combined with our U.S. and Canada sourcing business in order to be consistent with the way we manage and report our other segments. Our reporting segments continue to align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. We now report financial results for U.S. and Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Sales and segment EBIT continue to reflect end market reporting pursuant to which sales and related costs are included in segment EBIT based on the geographical destination of the sale. The revised 2015 segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

	Three months ended March 31,
(dollars in thousands)	2016	2015
Net Sales:
U.S. & Canada	$113,101	$109,919
Latin America	34,220	39,852
EMEA	26,628	28,509
Other	8,858	9,085
Consolidated	$182,807	$187,365

Segment EBIT:
U.S. & Canada	$13,312	$10,860
Latin America	4,340	7,088
EMEA	(945)	(766)
Other	418	1,870
Total Segment EBIT	$17,125	$19,052

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$17,125	$19,052
Retained corporate costs	(6,724)	(9,495)
Derivatives (1)	370	(399)
Executive terminations	(4,947)	(235)
Interest expense	(5,244)	(4,523)
(Provision) benefit for income taxes	138	(1,288)
Net income	$718	$3,112

Depreciation & Amortization:
U.S. & Canada	$3,456	$2,792
Latin America	4,542	3,285
EMEA	2,158	2,177
Other	1,428	1,491
Corporate	497	439
Consolidated	$12,081	$10,184

Capital Expenditures:
U.S. & Canada	$3,839	$10,837
Latin America	2,296	3,681
EMEA	2,218	1,437
Other	695	183
Corporate	807	521
Consolidated	$9,855	$16,659
________________________
(1) Derivatives relate to hedge ineffectiveness on our natural gas contracts, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

11.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(1,908)	$—	$(1,908)	$—	$(2,202)	$—	$(2,202)
Currency contracts	—	(173)	—	(173)	—	245	—	245
Interest rate swap	—	(5,206)	—	(5,206)	—	(2,378)	—	(2,378)
Net derivative asset (liability)	$—	$(7,287)	$—	$(7,287)	$—	$(4,335)	$—	$(4,335)

The fair values of our commodity futures natural gas contracts and currency contracts are determined using observable market inputs. The fair value of our interest rate swap is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts, interest rate swap and currency contracts are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	March 31, 2016	December 31, 2015
Prepaid and other current assets	$—	$245
Derivative liability	(4,346)	(4,265)
Other long-term liabilities	(2,941)	(315)
Net derivative asset (liability)	$(7,287)	$(4,335)

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		March 31, 2016		December 31, 2015
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$427,300	$423,027	$433,400	$425,815

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues. The fair value of our other immaterial debt approximates carrying value at March 31, 2016 and December 31, 2015. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

12.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Gain (loss) on currency transactions	$(730)	$1,115
Hedge ineffectiveness	370	(399)
Other non-operating income (expense)	345	111
Other income (expense)	$(15)	$827

13.	Contingencies

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

On March 3, 2015, the EPA issued to the PRPs notices and requests to negotiate performance of the remedial design (RD) work. The notices contemplate that any agreement to perform the RD work would be memorialized in an Administrative Order on Consent (AOC). The EPA and PRPs currently are discussing entering into an AOC pursuant to which some or all of the PRPs would agree to perform the RD work. The EPA and PRPs anticipate that the RD work will produce additional information from which the feasibility of a local disposal option and the cleanup costs can be better determined. The EPA has declined to advance the GM Settlement Funds for the RD work, instead conditioning use of those funds to reimburse for the RD work upon the successful completion of the RD work and the finalization of an AOC to perform the remedial action work.

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

In connection with the above proceedings, an estimated environmental liability of $1.1 million has been recorded in other long term liabilities and a recoverable amount of $0.6 million has been recorded in other long term assets in the Condensed Consolidated Balance Sheets at both March 31, 2016 and December 31, 2015. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

During the first quarter of 2016, we continued to operate in a very competitive environment where we have experienced the impact of slow economic growth and the strengthening of the U.S. dollar. Economic conditions within some of our segments deteriorated further as the competitive environment became more aggressive. The pressures on retailers, restaurants and consumer durable goods companies experienced in 2015 around the globe continued through the first quarter of 2016.

The U.S. economy remains tepid; we observed the seventh consecutive quarter of decline in U.S. foodservice traffic. The Latin American economy is experiencing low to no growth to date in 2016. The effects of declining oil prices, strengthening of the U.S. dollar, and reductions in governmental spending in Brazil, Colombia and Mexico are more than offsetting government stimulus efforts in Chile and Peru. The Mexican economy continues to advance at a slow pace following volatility in the peso exchange rate and the decline in oil prices. The European economy continues to experience slow growth, high unemployment and more aggressive competition. China continues to have slower economic growth rates, similar to those in 2015, and increased competition.

Our net sales for the quarter of $182.8 million were 2.4 percent lower than the prior year quarter, or 0.5 percent higher on a constant currency basis. The decrease in net sales was attributable to decreased sales of $7.7 million in the Latin America and EMEA segments and in Other, partially offset by a $3.2 million increase in net sales in U.S. & Canada. Net sales were negatively impacted by a number of factors, including foreign currency and lower-than-expected business-to-business sales, increased competition and unfavorable macro-economic and geopolitical environments. For the 12th consecutive quarter our foodservice channel experienced volume growth in the first quarter of 2016 in spite of the fact U.S. restaurant traffic trends declined year-over-year for the seventh consecutive quarter, as reported by third party research firms Knapp-Track and Blackbox.

In the first quarter of 2016, our balanced capital allocation activities included an $0.115 per share dividend, repurchase of 66,115 shares with a value of $1.2 million, an optional Term Loan B payment of $5.0 million, and reinvestment in the business. We expect to repurchase the remaining 1.0 million shares under our current authorization by year-end 2017.

In the fourth quarter of 2015, we revised our reporting segments. Under the new structure, our U.S. and Canada glass tableware business is combined with our U.S. and Canada sourcing business in order to be consistent with the way we manage and report our other segments. Our reporting segments continue to align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. We now report financial results for U.S. and Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Sales and Segment EBIT are based on the geographical destination of the sale. The revised segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2016	2015
Net sales	$182,807	$187,365
Gross profit	$39,974	$42,495
Gross profit margin	21.9%	22.7%
Income from operations (IFO) (2)	$5,839	$8,096
IFO margin	3.2%	4.3%
Earnings before interest and income taxes (EBIT)(1)(2)(3)	$5,824	$8,923
EBIT margin	3.2%	4.8%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)	$17,905	$19,107
EBITDA margin	9.8%	10.2%
Adjusted EBITDA(1)	$22,482	$19,741
Adjusted EBITDA margin	12.3%	10.5%
Net income(2)(3)	$718	$3,112
Net income margin	0.4%	1.7%
Diluted net income per share	$0.03	$0.14
__________________________________

(1)
We believe that EBIT, EBITDA and Adjusted EBITDA, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of First Quarter 2016 Compared to First Quarter 2015 and the reasons we believe these non-GAAP financial measures are useful.

(2)	The three month periods ended March 31, 2016 and 2015 include $4.9 million and $0.2 million, respectively, for expenses related to executive terminations.

(3)	In addition to item (2) above, the three month periods ended March 31, 2016 and 2015 include $0.4 million of income and $0.4 million of expense, respectively, related to derivatives.
Discussion of First Quarter 2016 Compared to First Quarter 2015
Net Sales
For the quarter ended March 31, 2016, net sales decreased 2.4 percent to $182.8 million, compared to $187.4 million in the year-ago quarter. When adjusted to exclude the currency impact, net sales increased by 0.5 percent. The decrease in net sales was attributable to decreased sales of $7.7 million in the Latin America and EMEA segments and in Other, partially offset by a $3.2 million increase in net sales in U.S. & Canada.

	Three months ended March 31,
(dollars in thousands)	2016	2015
U.S. & Canada	$113,101	$109,919
Latin America	34,220	39,852
EMEA	26,628	28,509
Other	8,858	9,085
Consolidated	$182,807	$187,365

Net Sales — U.S. & Canada

Net sales in the U.S. & Canada were $113.1 million, compared to $109.9 million in the first quarter of 2015, an increase of 2.9 percent. The foodservice channel increased 8.9 percent due to increased volume, price and mix which was partially offset by a decrease in business-to-business sales of 8.2 percent. The decrease in business-to-business sales was primarily due to timing of orders and less volume. Retail sales were in-line with the year-ago period.

Net Sales — Latin America

Net sales in Latin America in the first quarter of 2016 were $34.2 million, compared to $39.9 million in the first quarter of 2015, a decrease of 14.1 percent (a decrease of 2.9 percent excluding currency fluctuation). On a constant currency basis, the decrease in net sales was due to weakness in the business-to-business and foodservice channels which more than offset a 1.0 percent increase in net sales in the retail channel.

Net Sales — EMEA

Net sales in EMEA in the first quarter of 2016 were $26.6 million, compared to $28.5 million in the first quarter of 2015, a decrease of 6.6 percent (a decrease of 4.7 percent excluding currency fluctuation). The sales decrease was due to the devaluation of the euro and lower volume in the business-to-business channel, as we are experiencing the negative impacts from the macro economy and increased competition. The softness in the business-to-business channel more than offset a 5.1 percent, on a constant currency basis, growth in net sales in the retail channel.

Gross Profit

Gross profit decreased to $40.0 million in the first quarter of 2016, compared to $42.5 million in the prior year quarter. Gross profit as a percentage of net sales decreased to 21.9 percent in the first quarter of 2016, compared to 22.7 percent in the prior year period. The primary drivers of the $2.5 million decrease in gross profit were $3.6 million as a result of lower production activity, a negative currency impact of $1.2 million primarily related to the Mexican peso, increased repair and maintenance costs of $1.2 million, and additional depreciation expense of $2.5 million. The above expenses were partially offset by a favorable net sales impact of $4.7 million and favorable pricing on input costs of $2.0 million.

Income From Operations

Income from operations for the quarter ended March 31, 2016 decreased $2.3 million, to $5.8 million, compared to $8.1 million in the prior year quarter. Income from operations as a percentage of net sales was 3.2 percent for the quarter ended March 31, 2016, compared to 4.3 percent in the prior year quarter. The decrease in income from operations is the result of the decrease in gross profit of $2.5 million (discussed above) and an increase in executive termination costs of $4.7 million, partially offset by reduced marketing expenses of $1.4 million and labor and benefits expenses of $1.2 million, favorable equity compensation and director fees of $1.5 million, and a favorable currency impact of $0.8 million on selling, general and administrative expenses.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended March 31, 2016 decreased by $3.1 million to $5.8 million from $8.9 million in the first quarter of 2015. EBIT as a percentage of net sales decreased to 3.2 percent in the first quarter of 2016, compared to 4.8 percent in the prior year quarter. Contributing to the $3.1 million decrease in EBIT were the decline in income from operations in the first quarter of 2016 (discussed above) and an unfavorable change of $0.8 million in other income (expense). The unfavorable change in other income (expense) is primarily a result of a $1.8 million unfavorable change in currency transactions, partially offset by an $0.8 million favorable impact related to our mark-to-market adjustment on our natural gas hedges in Mexico.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended March 31,
(dollars in thousands)	2016	2015
U.S. & Canada	$13,312	$10,860
Latin America	$4,340	$7,088
EMEA	$(945)	$(766)
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 10 to the Condensed Consolidated Financial Statements for a reconciliation of Segment EBIT to net income.

Segment EBIT — U.S. & Canada

Segment EBIT was $13.3 million in the first quarter of 2016, compared to $10.9 million in the first quarter of 2015, an increase of 22.6 percent. Segment EBIT as a percentage of net sales for U.S. & Canada was 11.8 percent in the first quarter of 2016, compared to 9.9 percent in the first quarter of 2015. The $2.5 million increase in Segment EBIT was driven by a favorable sales impact of $5.4 million and favorable input costs of $0.5 million mainly related to natural gas and electricity pricing, reduced labor and benefits expenses of $0.6 million and reduced marketing expenses of $0.5 million. Partially offsetting these favorable items were the impact from lower production of $2.6 million, higher depreciation of $0.7 million, increased repair and maintenance expenses of $0.5 million, and an unfavorable transactional currency impact of $0.6 million.

Segment EBIT — Latin America

Segment EBIT decreased to $4.3 million in the first quarter of 2016, compared to $7.1 million in the first quarter of 2015. Segment EBIT as a percentage of net sales for Latin America decreased to 12.7 percent in the first quarter of 2016, compared to 17.8 percent in the prior-year period. An unfavorable currency impact of $1.9 million, increased depreciation expense of $1.7 million and increased repair and maintenance expenses of $0.8 million were the primary drivers of the $2.7 million decrease in Segment EBIT. Partially offsetting the above expenses were favorable pricing on input costs of $0.8 million and favorable production activity of $0.7 million.

Segment EBIT — EMEA

Segment EBIT was $(0.9) million in the first quarter of 2016, compared to $(0.8) million in the first quarter of 2015. Segment EBIT as a percentage of net sales for EMEA was (3.5) percent in the first quarter of 2016, compared to (2.7) percent in the prior-year period. The primary driver of the $0.2 million decrease in Segment EBIT was lower production activity compared to the year-ago period.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA decreased by $1.2 million in the first quarter of 2016, to $17.9 million, compared to $19.1 million in the year-ago quarter. As a percentage of net sales, EBITDA was 9.8 percent in the first quarter of 2016, compared to 10.2 percent in the year-ago quarter. The key contributors to the $1.2 million decrease in EBITDA were those factors discussed above under Earnings Before Interest and Income Taxes (EBIT), partially offset by $1.9 million of additional depreciation expense in the first quarter of 2016 as compared to the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased by $2.7 million in the first quarter of 2016, to $22.5 million, compared to $19.7 million in the first quarter of 2015. As a percentage of net sales, Adjusted EBITDA was 12.3 percent for the first quarter of 2016, compared to 10.5 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended March 31,
(dollars in thousands)	2016	2015
Net income	$718	$3,112
Add: Interest expense	5,244	4,523
Add: Provision (benefit) for income taxes	(138)	1,288
Earnings before interest and income taxes (EBIT)	5,824	8,923
Add: Depreciation and amortization	12,081	10,184
Earnings before interest, taxes, depreciation and amortization (EBITDA)	17,905	19,107
Add: Special items before interest and taxes:
Executive terminations	4,947	235
Derivatives (1)	(370)	399
Adjusted EBITDA	$22,482	$19,741
__________________________________

(1)
Derivatives relate to hedge ineffectiveness on our natural gas contracts, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

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

Net Income and Diluted Net Income Per Share

We recorded net income of $0.7 million, or $0.03 per diluted share, in the first quarter of 2016, compared to net income of $3.1 million, or $0.14 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 0.4 percent in the first quarter of 2016, compared to 1.7 percent in the year-ago quarter. The decrease in net income and diluted net income per share is due to the factors discussed in Earnings Before Interest and Income Taxes (EBIT) above and a $1.4 million favorable change in income taxes, partially offset by a $0.7 million unfavorable change in interest expense primarily due to additional interest expense resulting from the interest rate swap becoming effective in January 2016. The effective tax rate was (23.8) percent for the first quarter of 2016, compared to 29.3 percent in the year-ago quarter. The change in the effective tax rate was primarily driven by lower pretax income in 2016 as compared with the first quarter of 2015. Other less material factors were foreign earnings with differing statutory tax rates, foreign withholding tax, accruals related to uncertain tax positions, non-taxable foreign translation gains, and other activity in jurisdictions with recorded valuation allowances.

Outlook

For the full year of 2016, we expect net sales growth, on an as reported basis, to be approximately one percent as compared to the full year of 2015. Given the continued volatility in the peso combined with a lower revenue projection, we expect full year Adjusted EBITDA margins to be approximately 14 percent. Adjusted EBITDA, a non-GAAP financial measure, is a useful metric for evaluating our financial performance. For a reconciliation from net income to Adjusted EBITDA, see the “Adjusted EBITDA” section above in the Discussion of First Quarter 2016 Compared to First Quarter 2015 and the reasons we believe this non-GAAP financial measure is useful.

We expect capital expenditures for the full year 2016 of $50.0 million to $55.0 million.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at March 31, 2016, we had no borrowings, $6.6 million outstanding letters of credit, $0.4 million in rent reserves and $1.6 million in mark-to-market reserves for natural gas resulting in $91.4 million of unused availability. In addition, we had $25.6 million of cash on hand at March 31, 2016, compared to $49.0 million of cash on hand at December 31, 2015. Of our total cash on hand at March 31, 2016 and December 31, 2015, $22.7 million and $27.0 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service, and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $11.4 million as of March 31, 2016. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Working Capital

The following table presents our working capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2016	December 31, 2015
Accounts receivable — net	$87,901	$94,379
DSO (1)	39.2	41.9
Inventories — net	$191,950	$178,027
DIO (2)	85.7	79.0
Accounts payable	$63,185	$71,560
DPO (3)	28.2	31.8
Working capital (4)	$216,666	$200,846
DWC (5)	96.7	89.1
Percentage of net sales	26.5%	24.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Working capital (as defined above) was $216.7 million at March 31, 2016, an increase of $15.8 million from December 31, 2015. Our working capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in working capital is primarily due to additional inventories resulting from seasonality, new products and lower sales volume than anticipated, as well as lower accounts payable, partially offset by a reduction in accounts receivable. The impact of currency (primarily driven by the euro) increased total working capital by $0.9 million at March 31, 2016, in comparison to December 31, 2015. As a result of the factors above, working capital as a percentage of the last twelve-month net sales increased to 26.5 percent at March 31, 2016 from 24.4 percent at December 31, 2015.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2016	December 31, 2015
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	427,300	433,400
AICEP Loan	0.00%		July, 2016 to July 30, 2018	3,413	3,451
Total borrowings				430,713	436,851
Less — unamortized discount and finance fees				5,483	5,832
Total borrowings — net (2)				$425,230	$431,019
____________________________________

(1)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(2)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $430.7 million and $436.9 million at March 31, 2016 and December 31, 2015, respectively. The $6.1 million decrease during the quarter was a result of a $5.0 million optional prepayment in addition to the $1.1 million quarterly amortization payment of our Term Loan B. Of our total borrowings, $207.3 million, or approximately 48.1 percent, were subject to variable interest rates at March 31, 2016 as a result of an interest rate swap on $220.0 million of Term Loan B debt. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.1 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

Cash Flow

	Three months ended March 31,
(dollars in thousands)	2016	2015
Net cash used in operating activities	$(4,974)	$(13,236)
Net cash used in investing activities	$(9,855)	$(16,659)
Net cash used in financing activities	$(8,954)	$(9,953)

Our net cash used in operating activities was ($5.0) million in the first quarter of 2016, compared to ($13.2) million in the first quarter of 2015, a favorable cash flow impact of $8.3 million. Contributing to the increase in cash flow from operations was a favorable $13.9 million impact on working capital (accounts receivable, inventories, and accounts payable), partially offset by an increase in interest payments of $3.4 million and a cash settled RSU payment of $2.3 million paid in conjunction with our former CEO's severance package.

Our net cash used in investing activities was ($9.9) million and ($16.7) million in the first quarter of 2016 and 2015, respectively, representing capital expenditures.

Net cash used in financing activities was ($9.0) million in the first quarter of 2016, compared to ($10.0) million in the year-ago quarter. First quarter 2016 reflects Term Loan B payments of ($6.1) million, dividends of ($2.5) million, the purchase of treasury shares of ($1.2) million, and other debt repayments of ($0.2) million; all partially offset by proceeds from stock option exercises of $1.0 million. First quarter 2015 reflects the purchase of treasury shares of ($9.1) million, a quarterly Term Loan B payment of ($1.1) million, other debt repayments of ($3.3) million, and dividends of ($2.4) million. These were offset by the net proceeds drawn on the ABL facility of $4.1 million and proceeds from stock option exercises of $1.8 million.

The following table presents key drivers to our free cash flow for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2016	2015
Net cash used in operating activities	$(4,974)	$(13,236)
Capital expenditures(2)	(9,855)	(16,659)
Free Cash Flow(1)	$(14,829)	$(29,895)
________________________________________

(1)
We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures plus proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

(2)
Capital expenditures for the three months ended March 31, 2016 includes $3.5 million for capital expenditures paid in the current period but incurred in a prior period. Capital expenditures for the three months ended March 31, 2015 excludes $2.0 million for capital expenditures incurred but not yet paid.

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

Our Free Cash Flow was ($14.8) million during the first quarter of 2016, compared to ($29.9) million in the year-ago quarter, a favorable cash flow impact of $15.1 million. The primary contributors to this change were the favorable cash flow impacts in the current period of $8.3 million and $6.8 million from operating and investing activities, respectively, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these natural gas swaps is to reduce the effects of price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2016, we had commodity natural gas swap contracts for 2,220,000 million British Thermal Units (BTUs) of natural gas for which the fair market value is a $1.9 million liability. We have hedged a portion of our forecasted transactions through June 2017. At December 31, 2015, we had natural gas swap contracts for 3,000,000 million BTUs of natural gas for which the fair market value is a $2.2 million liability. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of March 31, 2016, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At March 31, 2016, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate counterparty nonperformance. The counterparty was rated A+ by Standard & Poor's as of March 31, 2016.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement at March 31, 2016 is a $5.2 million liability.

Income Taxes

At March 31, 2016, we continued to record a valuation allowance of approximately $11.9 million against our deferred tax assets in the Netherlands. We review the need for valuation allowances in all jurisdictions on a quarterly basis in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or reversing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there were unusual, infrequent or extraordinary items to be considered. With respect to the valuation allowance recorded in the Netherlands, management continues to conclude that the negative evidence outweighs the positive and thus, the valuation allowance was maintained.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the first three months of fiscal 2016. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2015 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	—	$—	—	1,052,542
February 1 to February 29, 2016	—	$—	—	1,052,542
March 1 to March 31, 2016	66,115	$18.11	66,115	986,427
Total	66,115	$18.11	66,115	986,427

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	May 3, 2016	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer