Form 10-Q
period 2016-06-30
LIBBEY INC
filed 2016-08-05
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common Stock, $.01 par value 21,827,445 shares at July 29, 2016.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Three months ended June 30,
	2016	2015
Net sales	$207,902	$214,051
Freight billed to customers	662	735
Total revenues	208,564	214,786
Cost of sales	158,153	157,896
Gross profit	50,411	56,890
Selling, general and administrative expenses	30,673	36,390
Income from operations	19,738	20,500
Other income	802	846
Earnings before interest and income taxes	20,540	21,346
Interest expense	5,154	4,538
Income before income taxes	15,386	16,808
Provision for income taxes	6,691	2,414
Net income	$8,695	$14,394

Net income per share:
Basic	$0.40	$0.66
Diluted	$0.40	$0.65
Dividends declared per share	$0.115	$0.110
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Net sales	$390,709	$401,416
Freight billed to customers	1,280	1,341
Total revenues	391,989	402,757
Cost of sales	301,604	303,372
Gross profit	90,385	99,385
Selling, general and administrative expenses	64,808	70,789
Income from operations	25,577	28,596
Other income	787	1,673
Earnings before interest and income taxes	26,364	30,269
Interest expense	10,398	9,061
Income before income taxes	15,966	21,208
Provision for income taxes	6,553	3,702
Net income	$9,413	$17,506

Net income per share:
Basic	$0.43	$0.80
Diluted	$0.43	$0.78
Dividends declared per share	$0.23	$0.22
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$8,695	$14,394	$9,413	$17,506

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	3,038	7,709	4,027	12,421
Change in fair value of derivative instruments, net of tax	157	572	(1,701)	330
Foreign currency translation adjustments, net of tax	(2,879)	2,181	326	(8,309)
Other comprehensive income, net of tax	316	10,462	2,652	4,442

Comprehensive income	$9,011	$24,856	$12,065	$21,948
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$46,446	$49,044
Accounts receivable — net	93,287	94,379
Inventories — net	189,567	178,027
Prepaid and other current assets	14,279	19,326
Total current assets	343,579	340,776
Pension asset	977	977
Purchased intangible assets — net	15,901	16,364
Goodwill	164,112	164,112
Deferred income taxes	40,050	48,662
Other assets	8,820	9,019
Total other assets	229,860	239,134
Property, plant and equipment — net	261,036	272,534
Total assets	$834,475	$852,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$63,459	$71,560
Salaries and wages	25,218	27,266
Accrued liabilities	52,503	45,179
Accrued income taxes	295	4,009
Pension liability (current portion)	1,960	2,297
Non-pension postretirement benefits (current portion)	4,903	4,903
Derivative liability	2,529	4,265
Long-term debt due within one year	4,577	4,747
Total current liabilities	155,444	164,226
Long-term debt	414,643	426,272
Pension liability	36,511	44,274
Non-pension postretirement benefits	55,304	55,282
Deferred income taxes	2,558	2,822
Other long-term liabilities	14,490	11,186
Total liabilities	678,950	704,062

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2016 (21,843,851 shares issued in 2015)	218	218
Capital in excess of par value	328,500	330,756
Treasury stock	(367)	(4,448)
Retained deficit	(55,246)	(57,912)
Accumulated other comprehensive loss	(117,580)	(120,232)
Total shareholders’ equity	155,525	148,382
Total liabilities and shareholders’ equity	$834,475	$852,444

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 9)	Total

Balance December 31, 2015	21,843,851	110,717	$218	$330,756	$(4,448)	$(57,912)	$(120,232)	$148,382

Net income						9,413		9,413
Other comprehensive income							2,652	2,652
Stock compensation expense				2,270				2,270
Income tax effect from share-based compensation arrangements				(469)				(469)
Dividends						(5,032)		(5,032)
Stock withheld for employee taxes				(764)				(764)
Stock issued		(200,915)		(3,293)	6,081	(1,715)		1,073
Purchase of treasury shares		111,292			(2,000)			(2,000)
Balance June 30, 2016	21,843,851	21,094	$218	$328,500	$(367)	$(55,246)	$(117,580)	$155,525
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income	$9,413	$17,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,435	20,653
Loss on asset sales and disposals	119	303
Change in accounts receivable	1,389	(7,449)
Change in inventories	(11,303)	(26,419)
Change in accounts payable	(6,688)	(7,341)
Accrued interest and amortization of discounts and finance fees	(1,890)	602
Pension & non-pension postretirement benefits, net	(1,766)	1,898
Accrued liabilities & prepaid expenses	14,687	12,102
Income taxes	1,415	(938)
Share-based compensation expense	3,323	4,644
Excess tax benefit from share-based compensation arrangements	(257)	—
Other operating activities	(2,543)	(1,055)
Net cash provided by operating activities	31,334	14,506

Investing activities:
Additions to property, plant and equipment	(15,511)	(33,236)
Proceeds from asset sales and other	—	2
Net cash used in investing activities	(15,511)	(33,234)

Financing activities:
Borrowings on ABL credit facility	6,000	44,500
Repayments on ABL credit facility	(6,000)	(30,500)
Other repayments	(350)	(3,267)
Repayments on Term Loan B	(12,200)	(2,200)
Stock options exercised	1,050	2,989
Excess tax benefit from share-based compensation arrangements	257	—
Dividends	(5,032)	(4,800)
Treasury shares purchased	(2,000)	(15,275)
Net cash used in financing activities	(18,275)	(8,553)

Effect of exchange rate fluctuations on cash	(146)	(1,411)
Decrease in cash	(2,598)	(28,692)

Cash & cash equivalents at beginning of period	49,044	60,044
Cash & cash equivalents at end of period	$46,446	$31,352

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$12,160	$8,085
Cash paid during the period for income taxes	$4,469	$2,862

See accompanying notes

Libbey Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of the Business

Libbey is a leading global manufacturer and marketer of glass tableware products. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our Libbey®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality tableware items for sale primarily in the foodservice, retail and business-to-business markets. Our sales force presents our products to the global marketplace in a coordinated fashion. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in the Netherlands (Libbey Holland), Portugal (Libbey Portugal), China (Libbey China) and Mexico (Libbey Mexico). In addition, we import products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tableware market by offering an extensive product line at competitive prices.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$1,507	$2,515	$3,323	$4,644

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the three and six month periods ended June 30, 2016, including the segment data in note 10.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 which defers the effective date one year from January 1, 2017 to January 1, 2018, but early adoption as of January 1, 2017 is permitted. In March of 2016 the FASB issued ASU 2016-08, "Revenue From Contracts With Customers: Principal vs. Agent Considerations" (ASU 2016-08). ASU 2016-08 provides more detailed guidance in determining principal or agent determination and when revenue should be recorded when a performance obligation is completed. In the second quarter of 2016, three additional revenue recognition amendments, ASU 2016-10, 2016-11 and 2016-12, were issued that become effective upon adoption of the new standard. We are currently assessing the impact that these standards will have on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern" (ASU 2014-15), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for the annual reporting period ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect this standard to have a material impact on our Condensed Consolidated Financial Statements.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (ASU 2015-11), which requires that inventory be measured at the lower of its cost or the estimated sale price, minus the costs of completing the sale, which the FASB calls the net realizable value. This update is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect this standard to have a material impact on our Condensed Consolidated Financial Statements.

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

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2016	December 31, 2015
Accounts receivable:
Trade receivables	$90,566	$91,324
Other receivables	2,721	3,055
Total accounts receivable, less allowances of $6,429 and $7,066	$93,287	$94,379

Inventories:
Finished goods	$171,408	$159,998
Work in process	1,610	1,183
Raw materials	4,535	4,944
Repair parts	10,915	10,763
Operating supplies	1,099	1,139
Total inventories, less loss provisions of $12,314 and $5,313	$189,567	$178,027

Accrued liabilities:
Accrued incentives	$31,325	$21,450
Other accrued liabilities	21,178	23,729
Total accrued liabilities	$52,503	$45,179

During the second quarter of 2016, we undertook an initiative to optimize our product portfolio to reduce inventory and simplify and improve our operations. At June 30, 2016, the inventory loss provision includes a $6.8 million charge related to this initiative.

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2016	December 31, 2015
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	421,200	433,400
AICEP Loan	0.00%		January, 2017 to July 30, 2018	3,161	3,451
Total borrowings				424,361	436,851
Less — unamortized discount and finance fees				5,141	5,832
Total borrowings — net				419,220	431,019
Less — long term debt due within one year				4,577	4,747
Total long-term portion of borrowings — net				$414,643	$426,272
________________________
(1) - A portion of the Term Loan B debt has been converted to a fixed rate. See interest rate swap in note 8 for additional details. The Term Loan B floating interest rate was 3.75 percent at June 30, 2016.

At June 30, 2016, the available borrowing base under the ABL Facility is offset by a $0.4 million rent reserve. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit which, when outstanding, are applied against the $100.0 million limit. At June 30, 2016, $6.6 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $92.6 million at June 30, 2016, compared to $91.0 million at December 31, 2015.

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

Our effective tax rate was 41.0 percent for the six months ended June 30, 2016, compared to 17.5 percent for the six months ended June 30, 2015. Our effective tax rate differs from the United States statutory tax rate primarily due to a valuation allowance on deferred tax assets in the Netherlands, earnings in countries with differing statutory tax rates, foreign withholding tax, and tax planning structures.

At June 30, 2016, we maintained a valuation allowance of approximately $12.7 million against our deferred tax assets in the Netherlands. We review the need for valuation allowances in all jurisdictions on a quarterly basis in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or reversing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there were unusual, infrequent or extraordinary items to be considered. With respect to the valuation allowance recorded in the Netherlands, management continues to conclude that the negative evidence outweighs the positive and thus the valuation allowance was maintained.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$863	$1,022	$318	$762	$1,181	$1,784
Interest cost	3,705	3,649	670	1,107	4,375	4,756
Expected return on plan assets	(5,760)	(5,668)	—	(638)	(5,760)	(6,306)
Amortization of unrecognized:
Prior service cost	66	105	(53)	(61)	13	44
Actuarial loss	1,016	1,759	203	409	1,219	2,168
Settlement charge	42	—	170	—	212	—
Pension expense	$(68)	$867	$1,308	$1,579	$1,240	$2,446

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$1,859	$2,183	$635	$1,510	$2,494	$3,693
Interest cost	7,482	7,358	1,342	2,210	8,824	9,568
Expected return on plan assets	(11,515)	(11,330)	—	(1,236)	(11,515)	(12,566)
Amortization of unrecognized:
Prior service cost	132	209	(107)	(125)	25	84
Actuarial loss	2,136	3,645	405	815	2,541	4,460
Settlement charge	42	—	170	—	212	—
Pension expense	$136	$2,065	$2,445	$3,174	$2,581	$5,239

We have contributed $1.0 million and $2.5 million of cash into our pension plans for the three months and six months ended June 30, 2016. Pension contributions for the remainder of 2016 are estimated to be $1.9 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$199	$145	$1	$1	$200	$146
Interest cost	652	609	12	10	664	619
Amortization of unrecognized:
Prior service cost	35	35	—	—	35	35
Actuarial loss / (gain)	20	100	(11)	(24)	9	76
Non-pension postretirement benefit expense	$906	$889	$2	$(13)	$908	$876

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$398	$427	$1	$1	$399	$428
Interest cost	1,304	1,269	24	29	1,328	1,298
Amortization of unrecognized:
Prior service cost	70	70	—	—	70	70
Actuarial loss / (gain)	40	296	(22)	(24)	18	272
Non-pension postretirement benefit expense	$1,812	$2,062	$3	$6	$1,815	$2,068

Our 2016 estimate of non-pension cash payments is $5.0 million, and we have paid $0.9 million and $1.7 million for the three months and six months ended June 30, 2016.

7.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2016	2015	2016	2015
Numerator for earnings per share:
Net income that is available to common shareholders	$8,695	$14,394	$9,413	$17,506

Denominator for basic earnings per share:
Weighted average shares outstanding	21,865,315	21,775,280	21,857,743	21,826,566

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	138,071	458,746	143,860	478,309
Adjusted weighted average shares and assumed conversions	22,003,386	22,234,026	22,001,603	22,304,875

Basic earnings per share	$0.40	$0.66	$0.43	$0.80

Diluted earnings per share	$0.40	$0.65	$0.43	$0.78

Shares excluded from diluted earnings per share due to:
Inclusion would have been anti-dilutive (excluded from calculation)	641,964	87,164	628,134	84,046

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

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2016		December 31, 2015
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$45	Prepaid and other current assets	$—
Natural gas contracts	Other assets	1	Other assets	—
Total designated		46		—
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Prepaid and other current assets	$42	Prepaid and other current assets	$—
Currency contracts	Prepaid and other current assets	—	Prepaid and other current assets	245
Total undesignated		42		245
Total		$88		$245

	Liability Derivatives:
(dollars in thousands)	June 30, 2016		December 31, 2015
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$—	Derivative liability - current	$1,069
Natural gas contracts	Other long-term liabilities	—	Other long-term liabilities	34
Interest rate contract	Derivative liability - current	2,386	Derivative liability - current	2,132
Interest rate contract	Other long-term liabilities	3,803	Other long-term liabilities	246
Total designated		6,189		3,481
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Derivative liability - current	143	Derivative liability - current	—
Natural gas contracts	Derivative liability - current	—	Derivative liability - current	1,064
Natural gas contracts	Other long-term liabilities	2	Other long-term liabilities	35
Total undesignated		145		1,099
Total		$6,334		$4,580

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of June 30, 2016, we had commodity contracts for 1,830,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2015, we had commodity contracts for 3,000,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at June 30, 2016. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income. The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income. As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

Since October 1, 2014, our derivatives for natural gas in Mexico have not been designated as cash flow hedges. All mark-to-market changes on these derivatives are being reflected in other income. We recognized a gain of $0.8 million and $0.1 million in other income in the three months ended June 30, 2016 and June 30, 2015, respectively, and a gain (loss) of $1.1 million and $(0.2) million in other income in the six months ended June 30, 2016 and June 30, 2015, respectively, related to the natural gas contracts where hedge accounting was not elected. Mexico natural gas contracts de-designated in the fourth quarter of 2014 were primarily all utilized by December 31, 2015.

We paid additional cash related to natural gas derivative settlements of $1.0 million in each of the three month periods ended June 30, 2016 and June 30, 2015, and $2.2 million in each of the six month periods ended June 30, 2016 and June 30, 2015, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated gains for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in an immaterial gain in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income from our natural gas contracts:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$710	$53	$94	$(776)
Total	$710	$53	$94	$(776)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations from our natural gas contracts:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2016	2015	2016	2015
Derivative:	Location:
Natural gas contracts	Cost of sales	$(515)	$(484)	$(1,055)	$(1,020)
Total impact on net income (loss)		$(515)	$(484)	$(1,055)	$(1,020)

The ineffective portion of derivative gain (loss) related to the de-designated Mexico contracts reclassified from accumulated other comprehensive loss to cost of sales in the Condensed Consolidated Statements of Operations was immaterial for the three and six months ended June 30, 2015.

The following table provides a summary of the gain (loss) recognized in other income in the Condensed Consolidated Statements of Operations from our natural gas contracts:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
De-designated contracts	$—	$508	$—	$404
Contracts where hedge accounting was not elected	769	58	1,139	(237)
Total	$769	$566	$1,139	$167

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

Our interest rate swap qualifies and is designated as a cash flow hedge at June 30, 2016 and accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting would be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income. The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income. Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $2.4 million of additional interest expense in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income from our interest rate swap:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Derivatives in Cash Flow Hedging relationships:
Interest rate swap	$(1,603)	$(11)	$(4,822)	$(11)
Total	$(1,603)	$(11)	$(4,822)	$(11)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Operations from our interest rate swap:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2016	2015	2016	2015
Derivative:	Location:
Interest rate swap	Interest expense	$(620)	$—	$(1,011)	$—
Total impact on net income (loss)		$(620)	$—	$(1,011)	$—

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar and is primarily associated with our Canadian dollar denominated accounts receivable. From time to time, we enter into a series of foreign currency contracts to sell Canadian dollars. At June 30, 2016 and December 31, 2015, we had C$7.2 million and C$6.2 million in foreign currency contracts, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in other income as follows:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2016	2015	2016	2015
Derivative:	Location:
Currency contracts	Other income	$31	$(361)	$(387)	$(287)
Total		$31	$(361)	$(387)	$(287)

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of June 30, 2016, by Standard and Poor’s.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended June 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance March 31, 2016	$(19,708)	$(3,718)	$(94,470)	$(117,896)

Other comprehensive income (loss)	(3,298)	(893)	2,755	(1,436)
Currency impact	—	—	409	409

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,228	1,228
Amortization of prior service cost (1)	—	—	48	48
Cost of sales	—	515	—	515
Interest expense	—	620	—	620
Current-period other comprehensive income (loss)	(3,298)	242	4,440	1,384
Tax effect	419	(85)	(1,402)	(1,068)
Balance on June 30, 2016	$(22,587)	$(3,561)	$(91,432)	$(117,580)

Six months ended June 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2015	$(22,913)	$(1,860)	$(95,459)	$(120,232)

Other comprehensive income (loss)	52	(4,728)	2,755	(1,921)
Currency impact	—	—	512	512

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,559	2,559
Amortization of prior service cost (1)	—	—	95	95
Cost of sales	—	1,055	—	1,055
Interest Expense	—	1,011	—	1,011
Current-period other comprehensive income (loss)	52	(2,662)	5,921	3,311
Tax effect	274	961	(1,894)	(659)
Balance on June 30, 2016	$(22,587)	$(3,561)	$(91,432)	$(117,580)

Three months ended June 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on March 31, 2015	$(19,652)	$(867)	$(123,948)	$(144,467)

Other comprehensive income (loss)	2,181	42	5,394	7,617
Currency impact	—	—	122	122

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,244	2,244
Amortization of prior service cost (1)	—	—	79	79
Cost of sales	—	552	—	552
Current-period other comprehensive income (loss)	2,181	594	7,839	10,614
Tax effect	—	(22)	(130)	(152)
Balance on June 30, 2015	$(17,471)	$(295)	$(116,239)	$(134,005)

Six months ended June 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2014	$(9,162)	$(625)	$(128,660)	$(138,447)

Other comprehensive income (loss)	(8,309)	(787)	5,394	(3,702)
Currency impact	—	—	2,413	2,413

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	4,732	4,732
Amortization of prior service cost (1)	—	—	154	154
Cost of sales	—	1,159	—	1,159
Current-period other comprehensive income (loss)	(8,309)	372	12,693	4,756
Tax effect	—	(42)	(272)	(314)
Balance on June 30, 2015	$(17,471)	$(295)	$(116,239)	$(134,005)
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

U.S. & Canada—includes sales of manufactured and sourced tableware having an end market destination in the U.S and Canada excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.

Latin America—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Latin America including glass products for OEMs that have an end market destination outside of Latin America.

EMEA—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

Other—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net Sales:
U.S. & Canada	$126,167	$127,435	$239,268	$237,354
Latin America	40,619	44,614	74,839	84,466
EMEA	31,268	32,126	57,896	60,635
Other	9,848	9,876	18,706	18,961
Consolidated	$207,902	$214,051	$390,709	$401,416

Segment EBIT:
U.S. & Canada	$24,927	$25,315	$38,239	$36,175
Latin America	7,800	5,003	12,140	12,091
EMEA	(97)	1,786	(1,042)	1,020
Other	859	1,076	1,277	2,946
Total Segment EBIT	$33,489	$33,180	$50,614	$52,232

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$33,489	$33,180	$50,614	$52,232
Retained corporate costs	(7,050)	(9,162)	(13,774)	(18,657)
Pension settlement	(212)	—	(212)	—
Environmental obligation (note 13)	—	(223)	—	(223)
Reorganization charges (1)	—	(3,015)	—	(3,015)
Derivatives (2)	769	566	1,139	167
Product portfolio optimization (3)	(6,784)	—	(6,784)	—
Executive terminations	328	—	(4,619)	(235)
Interest expense	(5,154)	(4,538)	(10,398)	(9,061)
Income taxes	(6,691)	(2,414)	(6,553)	(3,702)
Net income	$8,695	$14,394	$9,413	$17,506

Depreciation & Amortization:
U.S. & Canada	$3,379	$2,987	$6,835	$5,779
Latin America	4,516	3,430	9,058	6,715
EMEA	3,617	2,137	5,775	4,314
Other	1,409	1,481	2,837	2,972
Corporate	433	434	930	873
Consolidated	$13,354	$10,469	$25,435	$20,653

Capital Expenditures:
U.S. & Canada	$2,154	$9,931	$5,993	$20,768
Latin America	1,380	4,329	3,676	8,010
EMEA	889	1,338	3,107	2,775
Other	895	357	1,590	540
Corporate	338	622	1,145	1,143
Consolidated	$5,656	$16,577	$15,511	$33,236
________________________
(1) Management reorganization to support our growth strategy.
(2) Derivatives relate to hedge ineffectiveness on our natural gas contracts, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.
(3) Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

11.	Fair Value

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$86	$—	$86	$—	$(2,202)	$—	$(2,202)
Currency contracts	—	(143)	—	(143)	—	245	—	245
Interest rate swap	—	(6,189)	—	(6,189)	—	(2,378)	—	(2,378)
Net derivative asset (liability)	$—	$(6,246)	$—	$(6,246)	$—	$(4,335)	$—	$(4,335)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	June 30, 2016	December 31, 2015
Prepaid and other current assets	$87	$245
Other assets	1	—
Derivative liability	(2,529)	(4,265)
Other long-term liabilities	(3,805)	(315)
Net derivative asset (liability)	$(6,246)	$(4,335)

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		June 30, 2016		December 31, 2015
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$421,200	$418,568	$433,400	$425,815

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues. The fair value of our other immaterial debt approximates carrying value at June 30, 2016 and December 31, 2015. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

12.	Other Income

Items included in other income in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Gain (loss) on currency transactions	$6	$347	$(724)	$1,462
Hedge ineffectiveness	769	566	1,139	167
Other non-operating income (expense)	27	(67)	372	44
Other income	$802	$846	$787	$1,673

13.	Contingencies

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

On March 3, 2015, the EPA issued to the PRPs notices and requests to negotiate performance of the remedial design (RD) work. The notices contemplate that any agreement to perform the RD work would be memorialized in an Administrative Order on Consent (AOC). On July 14, 2016, the PRPs entered into an AOC to perform the RD work. The EPA and PRPs anticipate that the RD work will produce additional information from which the feasibility of a local disposal option and the cleanup costs can be better determined. The EPA has declined to advance the GM Settlement Funds for the RD work, instead conditioning use of those funds to reimburse for the RD work upon the successful completion of the RD work and the finalization of an AOC to perform the remedial action work.

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

In connection with the above proceedings, an estimated environmental liability of $0.9 million and $1.1 million has been recorded in other long term liabilities and a recoverable amount of $0.5 million and $0.6 million has been recorded in other long term assets in the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively. Expense of $0.2 million has been recorded in cost of sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

Overview

During the second quarter of 2016, we continued to operate in a very competitive environment, with slow economic growth and a strengthening U.S. dollar. Economic conditions within some of our segments remained weak as a result of the aggressive competitive environment. The pressures on retailers, restaurants and consumer durable goods companies experienced in 2015 around the globe continued through the first half of 2016 and are expected to extend into the second half of 2016.

The U.S. economy remains tepid; we observed the eighth consecutive quarter of decline in U.S. foodservice traffic, as reported by third party research firms Knapp-Track and Blackbox. Many brick and mortar retail stores are reporting lower sales or marginal sales gains year-over-year in their latest quarter. The Latin American economy experienced little to no growth during the first half of 2016 due to the effects of declining oil prices, strengthening of the U.S. dollar, and reductions in governmental spending in Brazil, Colombia and Mexico. The Mexican economy continues to advance at a slow pace following the decline in oil prices and volatility in the peso exchange rate that was negatively impacted by the uncertainty associated with the United Kingdom's election to withdraw from the European Union in a national referendum in June 2016 (Brexit). The European economy continues to experience slow growth, high unemployment and more aggressive competition. The recent Brexit vote caused volatility in the global financial and foreign exchange markets. While the outcome of Brexit is unclear, we expect minimal direct exposure as we have no operations in the United Kingdom. China continues to have slower economic growth rates, similar to those in 2015, and vigorous competition.

Our net sales for the second quarter of $207.9 million were 2.9 percent lower than the prior year quarter, or 0.7 percent lower on a constant currency basis, as all segments experienced a decrease in net sales. Net sales were negatively impacted by a number of factors, including foreign currency and lower retail and business-to-business sales, increased competition and unfavorable macro-economic and geopolitical environments. For the 13th consecutive quarter, our foodservice channel experienced volume growth in the second quarter of 2016, in spite of the fact U.S. restaurant traffic trends declined year-over-year for the eighth consecutive quarter. NPD Group continues to report downward trends for U.S. retail point-of-sale data for the glass beverageware category. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue for the second half of 2016. The business-to-business channel is impacted by the general economic trends in each region and is dependent on customer demands.

We remain focused on our goals of strengthening relationships with customers, improving capabilities in product innovation, and simplifying our business to operate more efficiently. During the second quarter, we undertook an initiative to optimize our product portfolio and ,among other actions, we reduced our number of SKUs by 20 percent. Correspondingly, our product portfolio optimization initiative resulted in a pretax charge of $6.8 million, or $4.9 million on an after tax basis, in the second quarter of 2016.

In the second quarter of 2016, our balanced capital allocation activities included an $0.115 per share dividend, repurchase of 45,177 shares with a value of $0.8 million, an optional Term Loan B payment of $5.0 million, and reinvestment in the business. Thus, in the first half of 2016 we have repurchased 111,292 shares for $2.0 million and made optional Term Loan B payments of $10.0 million. We will continue to take a balanced approach to our capital allocation throughout 2016 and expect to return 50 percent of our Free Cash Flow to shareholders during the period 2015 to 2017.

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

U.S. & Canada—includes sales of manufactured and sourced tableware having an end market destination in the U.S and Canada, excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.

Latin America—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Latin America including glass products for OEMs that have an end market destination outside of Latin America.

EMEA—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

Other—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2016	2015	2016	2015
Net sales	$207,902	$214,051	$390,709	$401,416
Gross profit (2)	$50,411	$56,890	$90,385	$99,385
Gross profit margin	24.2%	26.6%	23.1%	24.8%
Income from operations (IFO) (2)(3)	$19,738	$20,500	$25,577	$28,596
IFO margin	9.5%	9.6%	6.5%	7.1%
Net income (2)(3)(4)	$8,695	$14,394	$9,413	$17,506
Net income margin	4.2%	6.7%	2.4%	4.4%
Diluted net income per share	$0.40	$0.65	$0.43	$0.78
Earnings before interest and income taxes (EBIT)(1)(2)(3)(4)	$20,540	$21,346	$26,364	$30,269
EBIT margin	9.9%	10.0%	6.7%	7.5%
Earnings before interest, taxes, depreciation and amortization (EBITDA)(1)(2)(3)(4)	$33,894	$31,815	$51,799	$50,922
EBITDA margin	16.3%	14.9%	13.3%	12.7%
Adjusted EBITDA(1)	$39,793	$34,487	$62,275	$54,228
Adjusted EBITDA margin	19.1%	16.1%	15.9%	13.5%
__________________________________

(1)
We believe that EBIT, EBITDA, Adjusted EBITDA and the associated margins, all non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income to EBIT, EBITDA, and Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Second Quarter 2016 Compared to Second Quarter 2015 and the Discussion of First Six Months 2016 Compared to First Six Months 2015 and the reasons we believe these non-GAAP financial measures are useful.

(2)
The three and six month periods ended June 30, 2016 include $6.8 million in product portfolio optimization charges and $0.2 million in pension settlement charges. The three and six month periods ended June 30, 2015 include $0.2 million in charges for our assessment of an environmental obligation related to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(3)
In addition to item (2) above, the three and six month periods ended June 30, 2016 include ($0.3) million and $4.6 million, respectively, for expenses related to executive terminations; and the three and six month periods ended June 30, 2016 include $0.1 million in pension settlement charges. The three and six month periods ended June 30, 2015 include $3.0 million of reorganization charges to support our growth strategy; and the six month period ended June 30, 2015 includes $0.2 million for a non-cash executive termination charge.

(4)
In addition to item (3) above, the three and six month periods ended June 30, 2016 include $0.8 million and $1.1 million of income, respectively, related to derivatives. The three and six month periods ended June 30, 2015 include $0.6 million and $0.2 million of income, respectively, related to derivatives.

Discussion of Second Quarter 2016 Compared to Second Quarter 2015
Net Sales
For the quarter ended June 30, 2016, net sales decreased 2.9 percent to $207.9 million, compared to $214.1 million in the year-ago quarter. When adjusted to exclude the currency impact, net sales decreased by 0.7 percent. All segments experienced reductions in net sales, with the largest impacts occurring in Latin America of $4.0 million and U.S. & Canada of $1.3 million.

	Three months ended June 30,
(dollars in thousands)	2016	2015
U.S. & Canada	$126,167	$127,435
Latin America	40,619	44,614
EMEA	31,268	32,126
Other	9,848	9,876
Consolidated	$207,902	$214,051

Net Sales — U.S. & Canada

Net sales in U.S. & Canada were $126.2 million, compared to $127.4 million in the second quarter of 2015, a decrease of 1.0 percent. Net sales in the retail channel decreased 12.7 percent, or $4.3 million, due to lower volume and an unfavorable mix. Partially offsetting this decline was an increase in foodservice net sales. In spite of the continuing decline in U.S. restaurant traffic, our foodservice channel net sales increased 3.9 percent, or $2.8 million, primarily driven by increased volume. Business-to-business sales were in-line with the year-ago period.

Net Sales — Latin America

Net sales in Latin America in the second quarter of 2016 were $40.6 million, compared to $44.6 million in the second quarter of 2015, a decrease of 9.0 percent (an increase of 1.4 percent excluding currency fluctuation). Net sales in our business-to-business channel decreased 21.5 percent, or $4.5 million, driven by the unfavorable currency impact and lower unit sales. Partially offsetting this was an increase in our retail channel of 3.6 percent, or $0.7 million. On a constant currency basis, our retail channel increased by 16.9 percent, primarily as a result of increased volume.

Net Sales — EMEA

Net sales in EMEA in the second quarter of 2016 were $31.3 million, compared to $32.1 million in the second quarter of 2015, a decrease of 2.7 percent (a decrease of 4.4 percent excluding currency fluctuation). The net sales decrease was due to lower volume across all channels resulting from the negative impacts of the macro economy and increased competition, partially offset by favorable mix and currency in all channels.

Gross Profit

Gross profit decreased to $50.4 million in the second quarter of 2016, compared to $56.9 million in the prior-year quarter. Gross profit as a percentage of net sales decreased to 24.2 percent in the second quarter of 2016, compared to 26.6 percent in the prior-year period. The primary drivers of the $6.5 million decrease in gross profit were a $6.8 million charge as a result of our product portfolio optimization initiative, additional depreciation expense of $2.9 million driven by increased capital investments in prior years, such as new ClearFireTM technology, and adjusting asset lives on furnaces that are being shut down, a negative currency impact of $0.8 million primarily related to the Mexican peso, the recovery of Mexican payroll taxes in 2015 of $0.7 million which did not repeat in 2016, and unfavorable manufacturing activity of $0.4 million. The above expenses were partially offset by lower pension and healthcare costs of $1.8 million, a favorable net sales impact of $2.0 million, and favorable input costs of $1.2 million mainly related to natural gas pricing. Manufacturing activity includes the impact of fluctuating production activities and associated manufacturing costs, including warehousing costs, freight, and repairs and maintenance.

Income From Operations

Income from operations for the quarter ended June 30, 2016 decreased $0.8 million, to $19.7 million, compared to $20.5 million in the prior year quarter. Income from operations as a percentage of net sales was 9.5 percent for the quarter ended June 30, 2016, compared to 9.6 percent in the prior-year quarter. The decrease in income from operations is the result of the decrease in gross profit of $6.5 million (discussed above). The decrease in gross profit was partially offset by the 2015 reorganization expense of $3.0 million that did not repeat in 2016, a reduction in equity compensation and director fees of $1.2 million, a favorable currency impact of $0.6 million on selling, general and administrative expense, lower marketing expenses of $0.6 million and reduced pension and healthcare expenses of $0.6 million.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the quarter ended June 30, 2016 decreased by $0.8 million to $20.5 million from $21.3 million in the second quarter of 2015. EBIT as a percentage of net sales decreased slightly to 9.9 percent in the second quarter of 2016, compared to 10.0 percent in the prior year quarter. Contributing to the $0.8 million decrease in EBIT was the decline in income from operations in the second quarter of 2016 (discussed above). Other income was flat in comparison to the prior-year period.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended June 30,
(dollars in thousands)	2016	2015
U.S. & Canada	$24,927	$25,315
Latin America	$7,800	$5,003
EMEA	$(97)	$1,786
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

Segment EBIT — U.S. & Canada

Segment EBIT was $24.9 million in the second quarter of 2016, compared to $25.3 million in the second quarter of 2015, a decrease of 1.5 percent. Segment EBIT as a percentage of net sales for U.S. & Canada was 19.8 percent in the second quarter of 2016, compared to 19.9 percent in the second quarter of 2015. The $0.4 million decrease in Segment EBIT was driven by reduced manufacturing activity of $3.9 million and higher selling, general and administrative expense of $1.5 million, primarily resulting from increased labor, marketing and consulting costs. Partially offsetting these unfavorable items were lower pension, healthcare and other benefit costs of $2.2 million, the favorable sales impact of $2.2 million, and favorable input costs of $0.3 million mainly related to natural gas pricing.

Segment EBIT — Latin America

Segment EBIT increased to $7.8 million in the second quarter of 2016, compared to $5.0 million in the second quarter of 2015. Segment EBIT as a percentage of net sales for Latin America increased to 19.2 percent in the second quarter of 2016, compared to 11.2 percent in the prior-year period. The primary drivers of the $2.8 million increase were increased manufacturing activity of $4.9 million and lower input costs of $0.3 million mainly related to natural gas pricing. Partially offsetting these items were additional depreciation expense of $1.1 million driven by increased capital investments in prior years and adjusting asset lives on furnaces that are being shut down, the recovery of payroll taxes in 2015 of $0.7 million which did not repeat in 2016, and unfavorable sales and currency impacts of $0.4 million each.

Segment EBIT — EMEA

Segment EBIT was a loss of $(0.1) million in the second quarter of 2016, compared to income of $1.8 million in the second quarter of 2015. Segment EBIT as a percentage of net sales for EMEA was (0.3) percent in the second quarter of 2016, compared to 5.6 percent in the prior-year period. The primary drivers of the $1.9 million decrease in Segment EBIT were additional depreciation expense of $1.4 million, reduced manufacturing activity of $1.1 million, and losses related to currency transactions of $0.4 million. Partially offsetting these items were a favorable mix of sales of $0.5 million and lower selling, general and administrative costs of $0.4 million

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $2.1 million in the second quarter of 2016, to $33.9 million, compared to $31.8 million in the year-ago quarter. As a percentage of net sales, EBITDA was 16.3 percent in the second quarter of 2016, compared to 14.9 percent in the year-ago quarter. The key contributor to the $2.1 million increase in EBITDA was the add back of $2.9 million of additional depreciation and amortization expense in the second quarter of 2016 as compared to the year-ago period, partially offset by those factors discussed above under Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA increased by $5.3 million in the second quarter of 2016, to $39.8 million, compared to $34.5 million in the second quarter of 2015. As a percentage of net sales, Adjusted EBITDA was 19.1 percent for the second quarter of 2016, compared to 16.1 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

	Three months ended June 30,
(dollars in thousands)	2016	2015
Net income	$8,695	$14,394
Add: Interest expense	5,154	4,538
Add: Provision for income taxes	6,691	2,414
Earnings before interest and income taxes (EBIT)	20,540	21,346
Add: Depreciation and amortization	13,354	10,469
Earnings before interest, taxes, depreciation and amortization (EBITDA)	33,894	31,815
Add: Special items before interest and taxes:
Pension settlement	212	—
Environmental obligation (see note 13) (1)	—	223
Product portfolio optimization (2)	6,784	—
Reorganization charges (3)	—	3,015
Executive terminations	(328)	—
Derivatives (4)	(769)	(566)
Adjusted EBITDA	$39,793	$34,487
__________________________________

(1)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(2)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

(3)	Management reorganization to support our growth strategy.

(4)
Derivatives relate to hedge ineffectiveness on our natural gas contracts, as well as, mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

We sometimes refer to amounts, associated margins and other data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. Our non-GAAP measures are used by analysts, investors and other interested parties to compare our performance with the performance of other companies that report similar non-GAAP measures. Libbey believes these non-GAAP measures provide meaningful supplemental information regarding financial performance by excluding certain expenses and benefits that may not be indicative of core business operating results. We believe the non-GAAP measures, when viewed in conjunction with U.S. GAAP results and the accompanying reconciliations, enhance the comparability of results against prior periods and allow for greater transparency of financial results and business outlook. In addition, we use non-GAAP data internally to assess performance and facilitate management's internal comparison of our financial performance to that of prior periods, as well as trend analysis for budgeting and planning purposes. The presentation of our non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. Furthermore, our non-GAAP measures may not be comparable to similarly titled measures reported by other companies and may have limitations as an analytical tool.

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
We present Adjusted EBITDA because we believe it is used by analysts, investors and other interested parties in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business operating results. In addition, we use Adjusted EBITDA internally to measure profitability.
Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our Trade Working Capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

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
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP.

We translate revenue and expense accounts in our non-U.S. operations at current average exchange rates during the year. References to "constant currency," "excluding currency impact" and "adjusted for currency" are considered non-GAAP measures. Constant currency references regarding net sales reflect a simple mathematical translation of local currency results using the comparable prior period’s currency conversion rate. Constant currency references regarding EBIT, Segment EBIT, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin comprise a simple mathematical translation of local currency results using the comparable prior period's currency conversion rate plus the transactional impact of changes in exchange rates from revenues, expenses and assets and liabilities that are denominated in a currency other than the functional currency. We believe this non-GAAP constant currency information provides valuable supplemental information regarding our core operating results, better identifies operating trends that may otherwise by masked or distorted by exchange rate changes and provides a higher degree of transparency of information used by management in its evaluation of our ongoing operations. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP. Our currency market risks include currency fluctuations relative to the U.S. dollar, Canadian dollar, Mexican peso, Euro and RMB.

Net Income and Diluted Net Income Per Share

We recorded net income of $8.7 million, or $0.40 per diluted share, in the second quarter of 2016, compared to net income of $14.4 million, or $0.65 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 4.2 percent in the second quarter of 2016, compared to 6.7 percent in the year-ago quarter. The decrease in net income and diluted net income per share is due to the factors discussed in Income From Operations above, a $4.3 million increase in our provision for income taxes and a $0.6 million increase in interest expense. The higher interest expense is primarily a result of the interest rate swap becoming effective in January 2016. The effective tax rate was 43.5 percent for the second quarter of 2016, compared to 14.4 percent in the year-ago period. The change in the effective tax rate was primarily driven by a smaller proportion of pretax income in lower tax rate jurisdictions for 2016, a valuation allowance in the United States in 2015 which resulted in pretax income that generated very little tax expense and an unbenefited 2016 pretax loss in the Netherlands due to a valuation allowance. Other less material factors were foreign withholding tax, accruals related to uncertain tax positions and non-taxable foreign translation gains.

Discussion of First Six Months 2016 Compared to First Six Months 2015

Net Sales

For the six months ended June 30, 2016, net sales decreased 2.7 percent to $390.7 million, compared to $401.4 million in the year-ago period. When adjusted for the impact of currency, net sales decreased by 0.1 percent. The decrease in net sales was attributable to decreased sales of $12.6 million in the Latin America and EMEA segments and in Other, partially offset by a $1.9 million increase in net sales in U.S. & Canada.

	Six months ended June 30,
(dollars in thousands)	2016	2015
U.S. & Canada	$239,268	$237,354
Latin America	74,839	84,466
EMEA	57,896	60,635
Other	18,706	18,961
Consolidated	$390,709	$401,416

Net Sales — U.S. & Canada

Net sales in the U.S. & Canada were $239.3 million in the first six months of 2016, compared to $237.4 million in the first six months of 2015, an increase of 0.8 percent. The primary contributor was an increase in net sales of 6.1 percent, or $8.0 million, in our foodservice channel in spite of continued declines in U.S. restaurant traffic, due to stronger volume and a favorable mix compared to the prior year period. Partially offsetting this was a decrease of 6.9 percent, or $4.5 million, in our retail channel and a decrease of 3.7 percent, or $1.6 million, in our business-to-business channel, both resulting primarily from lower volumes.

Net Sales — Latin America

Net sales in Latin America were $74.8 million in the first six months of 2016, compared to $84.5 million in the first six months of 2015, a decrease of 11.4 percent (a decrease of 0.6 percent excluding the impact of currency). The sales decrease was principally due to the devaluation of the peso across all channels. On a constant currency basis the decrease in net sales was due to weakness in the business-to-business channel that more than offset a 9.4 percent, or $3.5 million, increase in net sales in the retail channel.

Net Sales — EMEA

Net sales in EMEA were $57.9 million in the first six months of 2016, compared to $60.6 million in the first six months of 2015, a decrease of 4.5 percent (a decrease of 4.6 percent excluding currency fluctuation). The decrease in sales resulted from less volume in the business-to-business channel due to the negative impacts of the macro economy and increased competition.

Gross Profit

Gross profit decreased to $90.4 million in the first six months of 2016, compared to $99.4 million in the prior year period. Gross profit as a percentage of net sales decreased to 23.1 percent in the six months ended June 30, 2016, compared to 24.8 percent in the prior-year period. Contributing to the $9.0 million decrease in gross profit were the charge related to our product portfolio optimization initiative of $6.8 million, lower manufacturing activity of $5.2 million, additional depreciation expense of $4.9 million driven by increased capital investments in prior years, such as new ClearFireTM technology, and adjusting asset lives on furnaces that are being shut down, an unfavorable currency impact of $2.4 million and the recovery of payroll taxes in Latin America in 2015 of $0.7 million that did not repeat in 2016. Partially offsetting these unfavorable items were a favorable sales impact of $5.9 million, lower input costs of $3.2 million mainly related to natural gas and electricity pricing, and lower pension and healthcare costs of $2.1 million.

Income From Operations

Income from operations for the six months ended June 30, 2016 decreased $3.0 million, to $25.6 million, compared to $28.6 million in the prior-year period. Income from operations as a percentage of net sales was 6.5 percent for the six months ended June 30, 2016, compared to 7.1 percent in the prior-year period. The decrease in income from operations is attributable to the decrease in gross profit of $9.0 million (discussed above) and the change of $4.4 million in executive termination costs. Partially offsetting these decreases were the 2015 reorganization expenses of $3.0 million that did not repeat in 2016, and reductions in selling, general and administrative costs of $6.2 million, which excludes a $1.3 million favorable currency impact. The $6.2 million reduction was driven by lower labor and benefits of $2.0 million, marketing costs of $1.7 million, a $1.0 million decrease in director fees, $0.5 million of lower travel expenses, and $0.4 million each on lower insurance costs and research and development expenses.

Earnings Before Interest and Income Taxes (EBIT)

EBIT for the six months ended June 30, 2016 decreased by $3.9 million to $26.4 million from the first six months of 2015. EBIT as a percentage of net sales decreased to 6.7 percent in the first six months of 2016, compared to 7.5 percent in the prior-year period. Contributing to the decrease in EBIT were the decline in income from operations in the first six months of 2016 (discussed above), and a decline in other income of $0.9 million. The unfavorable change in other income is primarily a result of a $2.2 million unfavorable change in currency transactions, partially offset by a $1.0 million favorable impact related to our mark-to-market adjustment on our natural gas hedges in Mexico.

Segment EBIT

The following table summarizes Segment EBIT(1) by operating segments:

	Six months ended June 30,
(dollars in thousands)	2016	2015
U.S. & Canada	$38,239	$36,175
Latin America	$12,140	$12,091
EMEA	$(1,042)	$1,020
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. See note 10 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income.

Segment EBIT — U.S. & Canada

Segment EBIT increased to $38.2 million in the first six months of 2016, compared to $36.2 million in the first six months of 2015. Segment EBIT as a percentage of net sales increased to 16.0 percent for the six months ended June 30, 2016, compared to 15.2 percent in the prior-year six month period. The primary drivers of the $2.1 million Segment EBIT increase were increased sales of $7.6 million, lower pension and healthcare costs of $3.0 million, and favorable input costs of $0.8 million mainly related to natural gas pricing. Partially offsetting these favorable items were unfavorable manufacturing activity of $7.1 million, additional depreciation expense of $1.1 million driven by increased capital investments in prior years, such as new ClearFireTM technology, transactional currency of $0.6 million, and additional legal and professional expenses of $0.4 million.

Segment EBIT — Latin America

Segment EBIT remained flat at $12.1 million in the first six months of 2016, compared to $12.1 million in the prior year period. Segment EBIT as a percentage of net sales increased to 16.2 percent for the six months ended June 30, 2016, compared to 14.3 percent in the prior-year six month period. Highlights during the first half of 2016 in comparison to the prior year period include favorable manufacturing activity of $6.3 million and favorable input costs of $1.2 million on natural gas and electricity pricing. These increases were offset by a negative currency impact of $2.8 million, additional depreciation of $2.3 million driven by increased capital investments in prior years and adjusting asset lives on furnaces that are being shut down, an unfavorable sales impact of $1.5 million and the recovery of payroll taxes in 2015 of $0.7 million that did not repeat in 2016.

Segment EBIT — EMEA

Segment EBIT decreased to a loss of $(1.0) million for the first six months of 2016, compared to income of $1.0 million in the prior-year period. Segment EBIT as a percentage of net sales for EMEA decreased to (1.8) percent for the first six months of 2016, compared to 1.7 percent in the prior-year period. The primary drivers of the $2.1 million decrease in Segment EBIT were unfavorable manufacturing activity of $2.3 million and additional depreciation expense of $1.5 million. Partially offsetting these decreases were the favorable impact from the mix of sales of $0.6 million, lower input costs of $0.7 million primarily related to natural gas and a reduction of $0.4 million in selling, general and administrative labor costs.

Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA)

EBITDA increased by $0.9 million in the first six months of 2016, to $51.8 million, compared to $50.9 million in the year-ago period. As a percentage of net sales, EBITDA increased to 13.3 percent in the first six months of 2016, from 12.7 percent in the year-ago period. The key contributor to the increase in EBITDA was the add-back of $4.8 million of additional depreciation and amortization expense in the first half of 2016 as compared to the year-ago period, partially offset by the factors discussed above under Earnings Before Interest and Income Taxes (EBIT).

Adjusted EBITDA

Adjusted EBITDA increased by $8.0 million in the first six months of 2016, to $62.3 million, compared to $54.2 million in the first six months of 2015. As a percentage of net sales, Adjusted EBITDA was 15.9 percent for the first six months of 2016, compared to 13.5 percent in the year ago period. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) and the elimination of the special items noted below in the reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA.

	Six months ended June 30,
(dollars in thousands)	2016	2015
Net income	$9,413	$17,506
Add: Interest expense	10,398	9,061
Add: Provision for income taxes	6,553	3,702
Earnings before interest and income taxes (EBIT)	26,364	30,269
Add: Depreciation and amortization	25,435	20,653
Earnings before interest, taxes, depreciation and amortization (EBITDA)	51,799	50,922
Add: Special items before interest and taxes:
Pension settlement	212	—
Environmental obligation (see note 13) (1)	—	223
Product portfolio optimization (2)	6,784	—
Reorganization charges (3)	—	3,015
Executive terminations	4,619	235
Derivatives (4)	(1,139)	(167)
Adjusted EBITDA	$62,275	$54,228
____________________________________

(1)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(2)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

(3)	Management reorganization to support our growth strategy.

(4)
Derivatives relate to hedge ineffectiveness on our natural gas contracts, as well as mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation

G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Second Quarter 2016 Compared with Second Quarter 2015 above.

Net Income and Diluted Net Income Per Share

We recorded net income of $9.4 million, or $0.43 per diluted share, in the first six months of 2016, compared to a net income of $17.5 million, or $0.78 per diluted share, in the year-ago period. Net income as a percentage of net sales was 2.4 percent in the first six months of 2016, compared to 4.4 percent in the first six months of 2015. The decrease in net income and diluted net income per share is generally due to the factors discussed in Income From Operations above, as well as the $2.9 million increase in the provision for income taxes, the $1.3 million increase in interest expense and the $0.9 million reduction in other income. The higher interest expense is primarily a result of the interest rate swap becoming effective in January 2016. The effective tax rate was 41.0 percent for the first six months of 2016, compared to 17.5 percent in the year-ago period. The change in the effective tax rate was primarily driven by a smaller proportion of pretax income in lower tax rate jurisdictions for 2016, a valuation allowance in the United States in 2015 which resulted in pretax income that generated very little tax expense and an unbenefited 2016 pretax loss in the Netherlands due to a valuation allowance. Other less material factors were foreign withholding tax, accruals related to uncertain tax positions and non-taxable foreign translation gains.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and trade working capital requirements. Under the ABL Facility at June 30, 2016, we had no borrowings, $6.6 million outstanding letters of credit and $0.4 million in rent reserves resulting in $92.6 million of unused availability. In addition, we had $46.4 million of cash on hand at June 30, 2016, compared to $49.0 million of cash on hand at December 31, 2015. Of our total cash on hand at June 30, 2016 and December 31, 2015, $26.0 million and $27.0 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $10.0 million as of June 30, 2016. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2016	December 31, 2015
Accounts receivable — net	$93,287	$94,379
DSO (1)	42.0	41.9
Inventories — net	$189,567	$178,027
DIO (2)	85.2	79.0
Accounts payable	$63,459	$71,560
DPO (3)	28.5	31.8
Trade Working Capital (4)	$219,395	$200,846
DWC (5)	98.7	89.1
Percentage of net sales	27.0%	24.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

(4)
Trade Working Capital is defined as net accounts receivable plus net inventories less accounts payable. See below for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days working capital (DWC) measures the number of days it takes to turn our Trade Working Capital into cash.
DSO, DIO, DPO and DWC are calculated using the last twelve months' net sales as the denominator and are based on a 365-day year.
We believe that Trade Working Capital is important supplemental information for investors in evaluating liquidity in that it provides insight into the availability of net current resources to fund our ongoing operations. Trade Working Capital is a measure used by management in internal evaluations of cash availability and operational performance.
Trade Working Capital is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Trade Working Capital is neither intended to represent nor be an alternative to any measure of liquidity and operational performance recorded under U.S. GAAP. Trade Working Capital may not be comparable to similarly titled measures reported by other companies.

Trade Working Capital (as defined above) was $219.4 million at June 30, 2016, an increase of $18.5 million from December 31, 2015. Our Trade Working Capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, new products and lower sales volume than anticipated, as well as lower accounts payable, partially offset by a reduction in accounts receivable. The impact of currency (primarily driven by the peso) decreased total Trade Working Capital by $5.1 million at June 30, 2016, in comparison to December 31, 2015. As a result of the factors above, Trade Working Capital as a percentage of the last twelve-month net sales increased to 27.0 percent at June 30, 2016 from 24.4 percent at December 31, 2015, but was only slightly higher compared to 26.1 percent at June 30, 2015.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2016	December 31, 2015
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	421,200	433,400
AICEP Loan	0.00%		January, 2017 to July 30, 2018	3,161	3,451
Total borrowings				424,361	436,851
Less — unamortized discount and finance fees				5,141	5,832
Total borrowings — net (2)				$419,220	$431,019
____________________________________

(1)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(2)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $424.4 million and $436.9 million at June 30, 2016 and December 31, 2015, respectively. The $12.5 million decrease during the first six months of 2016 was a result of $10.0 million in optional prepayments that were in addition to the $1.1 million quarterly amortization payments of our Term Loan B. Of our total borrowings, only $201.2 million, or approximately 47.4 percent, were subject to variable interest rates at June 30, 2016 as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million for both of the six month periods ended June 30, 2016 and 2015.

Cash Flow

	Six months ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$31,334	$14,506
Net cash used in investing activities	$(15,511)	$(33,234)
Net cash used in financing activities	$(18,275)	$(8,553)

Our net cash provided by operating activities was $31.3 million in the first six months of 2016, compared to $14.5 million in the first six months of 2015, a favorable cash flow impact of $16.8 million. Contributing to the increase in cash flow from operations was a favorable cash flow impact of $17.8 million related to Trade Working Capital (accounts receivable, inventories, and accounts payable), which excludes the $6.8 million product portfolio optimization impact on inventory. Also increasing cash flow from operations was the collection of $6.4 million of value added tax in Mexico. Partially offsetting the cash flow increases were an increase in interest payments of $4.1 million, an increase in income tax payments of $1.6 million, and a cash settled RSU payment of $2.3 million paid in conjunction with our former CEO's severance package.

Our net cash used in investing activities was ($15.5) million and ($33.2) million in the first six months of 2016 and 2015, respectively, representing capital expenditures.

Net cash used in financing activities was ($18.3) million in the first six months of 2016, compared to ($8.6) million in the year-ago period. The first half of 2016 reflects Term Loan B payments of ($12.2) million, dividends of ($5.0) million, the purchase of treasury shares of ($2.0) million, and other debt repayments of ($0.4) million; all partially offset by proceeds from stock option exercises of $1.1 million. The first half of 2015 reflects the purchase of treasury shares of ($15.3) million, dividends of ($4.8) million, Term Loan B payments of ($2.2) million, and other debt repayments of ($3.3) million; all partially offset by the net proceeds drawn on the ABL facility of $14.0 million and proceeds from stock option exercises of $3.0 million.

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Six months ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$31,334	$14,506
Capital expenditures(2)	(15,511)	(33,236)
Proceeds from asset sales and other	—	2
Free Cash Flow(1)	$15,823	$(18,728)
________________________________________

(1)
We define non-GAAP Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.

(2)
Capital expenditures for the six months ended June 30, 2016 and June 30, 2015 includes $1.7 million and $3.6 million, respectively, for capital expenditures paid in the current period but incurred in a prior period.

We believe that Free Cash Flow is important supplemental information for investors in evaluating cash flow performance in that it provides insight into the cash flow available to fund such things as debt service, acquisitions and other strategic investment opportunities. It is a measure of performance we use to internally evaluate the overall performance of the business. Free Cash Flow does not represent residual cash flows available for discretionary expenditures as the measure does not deduct the payments required for debt service, contractual obligations or other non-discretionary expenditures.
Free Cash Flow is used in conjunction with and in addition to results presented in accordance with U.S. GAAP. Free Cash Flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities recorded under U.S. GAAP. Free Cash Flow may not be comparable to similarly titled measures reported by other companies.

Our Free Cash Flow was $15.8 million during the first six months of 2016, compared to ($18.7) million in the the first six months of 2015, a favorable change of $34.6 million. The primary contributors to this change were the $16.8 million and $17.7 million favorable cash flows from operating activities and investing activities, respectively, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these natural gas swaps is to reduce the effects of price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2016, we had commodity natural gas swap contracts for 1,830,000 million British Thermal Units (BTUs) of natural gas for which the fair market value is an asset of $0.1 million. We have hedged a portion of our forecasted transactions through September 2017. At December 31, 2015, we had natural gas swap contracts for 3,000,000 million BTUs of natural gas for which the fair market value was a $2.2 million liability. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of June 30, 2016, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At June 30, 2016, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate counterparty nonperformance. The counterparty was rated A+ by Standard & Poor's as of June 30, 2016.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement was a $6.2 million liability at June 30, 2016 and a $2.4 million liability at December 31, 2015.

Income Taxes

At June 30, 2016, we maintained a valuation allowance of approximately $12.7 million against our deferred tax assets in the Netherlands. We review the need for valuation allowances in all jurisdictions on a quarterly basis in order to assess the likelihood of the realization of our deferred tax assets. In assessing the need for recording or reversing a valuation allowance, we weigh all available positive and negative evidence. Examples of the evidence we consider are cumulative losses in recent years, losses expected in early future years, a history of potential tax benefits expiring unused, prudent and feasible tax planning strategies that could be implemented, and whether there were unusual, infrequent or extraordinary items to be considered. With respect to the valuation allowance recorded in the Netherlands, management continues to conclude that the negative evidence outweighs the positive and thus the valuation allowance was maintained.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months and six months ended June 30, 2016. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2015 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	45,177	$17.77	45,177	941,250
May 1 to May 31, 2016	—	$—	—	941,250
June 1 to June 30, 2016	—	$—	—	941,250
Total	45,177	$17.77	45,177	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	August 5, 2016	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer